Form 10-Q
period 1996-05-04
BON TON STORES INC
filed 1996-06-11
CIK 878079

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

Quarterly  report pursuant to Section 13 or 15(d) of  the  Securities
      Exchange Act of 1934 for the quarter ended May 4, 1996


                       Commission File Number    0-19517


                            The Bon-Ton Stores, Inc.
                            2801 East Market Street
                           York, Pennsylvania, 17402
                                 (717) 757-7660


                      State ofIncorporation: Pennsylvania
                I.R.S. Employer Identification No.: 23-2835229

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

As of May 28, 1996 there were 8,348,923 shares of Common Stock, $0.01 par value, and 2,989,853 shares of Class A Common Stock, par value $0.01, outstanding.


PART I:  FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

              THE BON-TON STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
          (Dollars in thousands except per share amounts)

                                                                         May 4,          February 3,
                                                                          1996              1996
                                                                      -----------        -----------
                                                                      (Unaudited)
                              ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                             $  10,653          $   6,941
  Trade and other accounts receivable, net of allowance for doubtful accounts of $2,953 and $3,113 in fiscal 1996 and fiscal 1995,
    respectively                                                           22,604             17,445
  Merchandise inventories                                                 168,692            141,741
  Income taxes receivable                                                   7,800              8,549
  Prepaid expenses and other current assets                                16,869             13,562
                                                                        ----------         ----------
    Total current assets                                                  226,618            188,238

PROPERTY, FIXTURES AND EQUIPMENT at cost, less accumulated
        depreciation and amortization                                     117,887            120,874
OTHER ASSETS                                                               22,490             22,061
                                                                        ----------         ----------
    Total assets                                                        $ 366,995          $ 331,173
                                                                        ==========         ==========

             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                      $  60,139          $  55,168
  Accrued payroll and benefits                                              7,064              7,954
  Accrued expenses                                                         25,201             32,969
  Current portion of long-term debt                                           298                295
  Current portion of obligations under capital leases                         331                325
  Deferred income taxes                                                     1,089                769
                                                                        ----------         ----------
    Total current liabilities                                              94,122             97,480

LONG-TERM DEBT, less current maturities                                   166,006            125,069
OBLIGATIONS UNDER CAPITAL LEASES, less current maturities                   2,738              2,824
DEFERRED INCOME TAXES                                                         745                420
OTHER LONG-TERM LIABILITIES                                                 1,288              1,206
                                                                        ----------         ----------
    Total liabilities                                                     264,899            226,999
                                                                        ----------         ----------

SHAREHOLDERS' EQUITY:
  Common Stock-authorized 40,000,000 shares at $.01 par value;
    issued and outstanding shares of 8,348,923 and 8,351,083 in
    1996 and 1995, respectively                                                83                 83
  Class A Common Stock-authorized 20,000,000 shares at $.01 par value; issued and outstanding shares of 2,989,853 in 1996
    and 1995, respectively                                                      30                 30
  Additional paid-in capital                                                58,184             58,197
  Deferred compensation                                                     (1,637)            (1,774)
  Retained earnings                                                         45,436             47,638
                                                                         ----------         ----------
    Total shareholders' equity                                             102,096            104,174
                                                                         ----------         ----------
    Total liabilities and shareholders' equity                           $ 366,995          $ 331,173
                                                                         ==========         ==========

The accompanying notes are an integral part of these condensed consolidated statements.



              THE BON-TON STORES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME

           (Amounts in thousands except per share amounts)
                              (Unaudited)

                                                        THIRTEEN WEEKS ENDED
                                                 ---------------------------------
                                                    May 4,               April 29,
                                                     1996                  1995
                                                 ------------          ------------
NET SALES                                          $ 129,320             $ 126,094
OTHER INCOME, NET                                        522                   404
                                                   ----------            ----------
                                                     129,842               126,498
                                                   ----------            ----------
COSTS AND EXPENSES:
  Costs of merchandise sold                           80,518                76,358
  Selling, general and administrative                 46,615                48,907
  Depreciation and amortization                        3,048                 2,786
                                                   ----------            ----------
                                                     130,181               128,051
                                                   ----------            ----------
  Loss from operations                                  (339)               (1,553)

INTEREST EXPENSE, NET                                  3,097                 1,794
                                                   ----------            ----------
LOSS BEFORE INCOME TAXES                              (3,436)               (3,347)
INCOME TAX BENEFIT                                    (1,237)               (1,204)
                                                   ----------            ----------
NET LOSS                                           $  (2,199)            $  (2,143)
                                                   ==========            ==========
PER SHARE AMOUNTS:
  Net loss per share                              $   (0.20)             $   (0.19)
                                                  ==========             ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                  11,062                 11,001
                                                  ==========             ==========


The accompanying notes are an integral part of these condensed consolidated statements.



              THE BON-TON STORES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                      (Dollars in thousands)
                            (Unaudited)

                                                                       THIRTEEN WEEKS ENDED
                                                                ---------------------------------
                                                                   May 4,               April 29,
                                                                    1996                  1995
                                                                ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $  (2,199)            $  (2,143)

Adjustments to reconcile net loss to net cash
     used in operating activities:
  Depreciation and amortization                                       3,048                 2,786
  Changes in operating assets and liabilities, net                  (22,493)              (25,842)
                                                                  ----------            ----------

      Net cash used in operating activities                         (21,644)              (25,199)
                                                                  ----------            ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net                                            (504)              (16,472)
  Proceeds from sale of property, fixtures and equipment                ---                    81
  Purchase of accounts receivable                                       ---               (30,138)
  Net proceeds from Accounts Receivable Facility                    (15,000)               15,000
                                                                  ----------            ----------
      Net cash used in investing activities                         (15,504)              (31,529)
                                                                  ----------            ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt and capital lease obligations          (42,140)              (33,128)
  Proceeds from issuance of long-term debt                           83,000                89,000
  Exercised stock options                                               ---                   595
                                                                  ----------            ----------
      Net cash provided by financing activities                      40,860                56,467
                                                                  ----------            ----------
      Net increase (decrease) in cash and cash equivalents            3,712                  (261)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      6,941                 1,732
                                                                  ----------            ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  10,653             $   1,471
                                                                  ==========            ==========

The accompanying notes are an integral part of these condensed consolidated statements.


                  THE BON-TON STORES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               (Dollars in thousands except per share amounts)


     The Bon-Ton Stores, Inc., a Pennsylvania corporation, was incorporated on January 31, 1996 as a result of the Company's Plan of Division and currently operates 68 retail department stores located in Pennsylvania, New York, Maryland, West Virginia, New Jersey and Georgia.


1.   BASIS OF PRESENTATION:

      The accompanying unaudited consolidated financial statements include the accounts of The Bon-Ton Stores, Inc., and its wholly-owned subsidiaries (the "Company"). All intercompany transactions and balances have been eliminated in consolidation.

      The unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation for interim periods have been included. The Company's business is seasonal in nature and the results of operations for the interim periods presented are not necessarily indicative of the results for the full fiscal year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.


2.   PER SHARE AMOUNTS:

      Per share amounts were computed by dividing the corresponding net income or loss amounts by the weighted average number of common shares and common share equivalents outstanding. Common share equivalents represent stock options and restricted stock grants computed using the treasury stock method and are included in the weighted average shares reported on the income statement when the effect is dilutive.


3.   INTEREST COSTS:

     Interest and debt costs were:

                                                THIRTEEN WEEKS ENDED
                                             --------------------------
                                               May 4,         April 29,
                                                1996            1995
                                             -----------     -----------
      Interest cost incurred                   $  3,154        $  1,988
      Interest income                               (57)            (29)
      Capitalized interest, net                     ---            (165)
                                               ---------       ---------
      Interest expense, net                    $  3,097        $  1,794
                                               =========       =========
      Interest paid                            $  2,874        $  1,745
                                               =========       =========

4.   FINANCIAL ACCOUNTING STANDARDS NO. 121:

      During the first quarter of 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".
The  effect  of adoption was immaterial to the financial statements.

5.   MORTGAGE FINANCING AGREEMENT:

      The Company announced, as of May 17, 1996, the completion of a $22.5 million, 20 year mortgage financing, secured by its four stores in Rochester, New York. The proceeds were used to repay $10.6 million of the Company's bank term loan and the balance will be used to fund ongoing working capital needs.


ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The following table summarizes the changes in selected operating indicators, illustrating the relationships of various income and expense items to net sales for each quarter presented:

                                                     Percent of Net Sales
                                                 -------------------------------
                                                   Thirteen          Thirteen
                                                 Weeks Ended       Weeks Ended
                                                 May 4, 1996      April 29, 1995
                                                 -----------       -----------
Net sales                                           100.0%            100.0%
Other income, net                                     0.4               0.3
                                                    ------            ------
                                                    100.4             100.3

Costs and expenses:
  Costs of merchandise sold                          62.3              60.6
  Selling, general and administrative                36.0              38.8
  Depreciation and amortization                       2.4               2.2
                                                    ------            ------
  Loss from operations                               (0.3)             (1.3)
Interest expense, net                                 2.4               1.4
                                                    ------            ------
Loss before income taxes                             (2.7)             (2.7)
Income tax benefit                                   (1.0)             (1.0)
                                                    ------            ------
Net loss                                             (1.7)%            (1.7)%
                                                    ======            ======


THIRTEEN WEEKS ENDED MAY 4, 1996 COMPARED TO THIRTEEN WEEKS ENDED
 APRIL 29, 1995

           NET SALES. Net sales of $129,320,000 in the thirteen weeks ended May 4, 1996 increased 2.6% from $126,094,000 in the same period for the prior year. Comparable store sales increased 2.0% for the period. The Company's Shoes and Intimate areas, with increases of 23.8% and 8.6%, respectively, constituted the majority of the comparable store increase. Home, Accessories, Juniors, Womens and Petites followed closely in sale increases. Although the Company was pleased with the increase in the first quarter because it represented a significant turnaround from same store sales trend for the fourth quarter, it was disappointed with March/April sale results. Better sales were expected in March because of an earlier Easter but sales were negatively impacted by the unseasonably cold weather.

           OTHER INCOME, NET. Net other income, which consisted primarily of income from leased departments, increased to 0.4% of net sales in the current year first quarter from 0.3% of net sales in the comparable prior year period. This increase was principally due to the expansion of our leased departments into additional existing locations and into the Rochester and Elmira locations.


           COSTS AND EXPENSES. Gross profit as a percentage of net sales decreased by 1.7% to 37.7% in the thirteen weeks ended May 4, 1996 from 39.4% in the comparable prior year period. The decreased margin rate was primarily attributable to higher markdowns resulting from increased promotional activity and an increase in the shrinkage reserve rate. The increased promotional activity was a result of the Company's aggressive response to competition as well as reacting to the inclement weather which caused weaker sales during the current year period.

           Selling, general and administrative expenses were lower in the first quarter of fiscal 1996 both in dollars and as a percentage of net sales, decreasing to 36.0% of net sales from 38.8% of net sales in last year's first quarter. The rate decrease was primarily attributable to the expense control efforts of the Company, at both store and corporate levels.

           Depreciation and amortization increased to 2.4% of net sales in the thirteen weeks ended May 4, 1996 from 2.2% in the comparable prior year period. The increase was primarily a result of fiscal 1995 asset additions of the four Rochester and Elmira stores.


           LOSS FROM OPERATIONS. The loss from operations for the first quarter of fiscal 1996 amounted to $339,000 or 0.3% of net sales as compared to loss from operations of $1,553,000 or 1.3% of net sales in the same prior year period. The decrease in loss from operations for the period was attributable to the reduction in selling, general and administrative expenses.

           The Company sells its receivables through its accounts receivable purchase facility to provide an additional financing tool. If the results of operations were restated without this facility, the selling, general and administrative expenses would have been lower by $2,078,000 in the first quarter of 1996 and by $1,518,000 in the first quarter of 1995. The lower selling, general and administrative expenses would have been offset by a corresponding increase in interest expense for both periods. This would have resulted in income from operations of $1,739,000 in the first quarter of 1996 and a loss from operations of $35,000 for the corresponding prior year period.

           INTEREST EXPENSE, NET. Net interest expense increased to 2.4% of net sales in the thirteen weeks ended May 4, 1996, compared to 1.4% of net sales in the thirteen weeks ended April 29, 1995. This increase was a result of the increase in borrowing levels to fund the Company's continued growth.

           NET LOSS. The net loss for the first quarter of fiscal 1996 amounted to $2,199,000 as compared the to net loss of $2,143,000 in the comparable prior year period. Due to the seasonal nature of the Company's business, the results for the current year first quarter are not necessarily indicative of the results that may be achieved for the full 1996 fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

  The following table summarizes material measures of the Company's liquidity and capital resources:

                                     May 4,             April 29,
                                      1996                1995
                                 -------------       -------------
Working capital                  $ 132,496,000       $ 104,401,000

Current ratio                           2.41:1              2.13:1

Total debt to total
  capitalization                         .62:1               .51:1

Available lines of credit        $   1,050,000       $  18,000,000

           The Company announced, as of May 17, 1996, completion of a $22.5 million, 20 year mortgage financing. (See Note 5)

           In the thirteen weeks ended May 4, 1996 and April 29, 1995, net cash used in operating activities amounted to $21,644,000 and $25,199,000, respectively. The net operating outflows in the first quarter of fiscal 1996 primarily resulted from increases in working capital over year-end levels. The major component of the increase in working capital was higher levels of merchandise inventories to support the direction of the marketing plan. Increased levels of merchandise inventories were partially offset by an increase in accounts payable. Additional working capital requirements also included a decrease in accrued expenses.

           Net cash used in investing activities amounted to $15,504,000 and $31,529,000 in the thirteen weeks ended May 4, 1996 and April 29, 1995, respectively. Cash outflows in the current year were primarily attributable to reduced proceeds of borrowings related to a portion of the Company's proprietary credit card receivables.

           Net cash provided by financing activities amounted to $40,860,000 and $56,467,000 in the thirteen weeks ended May
       4, 1996 and April 29, 1995, respectively. The net cash provided by financing activities in the current year first quarter was primarily attributable to net borrowings under the Company's revolving credit and term loan facilities.

           The Company anticipates that its cash flow from operations, supplemented by borrowings under its revolving credit facility and proceeds from its accounts receivable purchase facility, will be sufficient to satisfy its operating cash requirements in the foreseeable future.

"Safe Harbor" Statement:

           Certain information included in this 10-Q contains statements that are forward looking. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, including, but are not limited to, uncertainties affecting retail in general such as consumer confidence and demand for soft goods; risks relating to leverage and debt service; and competition within the primary markets in which the Company's stores are located; and the need for, and costs associated with, store renovations and other capital expenditures.


                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange
       Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE BON-TON STORES, INC.


      DATE:   June 11, 1996         BY: /s/ Michael L. Gleim
              ------------------        -----------------------
                                       Michael L. Gleim
                                       Vice Chairman,
                                       Chief Operating Officer,
                                       Acting Chief Financial Officer and
                                       Principal Accounting Officer