Form 10-Q
period 1996-08-03
BON TON STORES INC
filed 1996-09-11
CIK 878079

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q



Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended August 3, 1996


                    Commission File Number    0-19517


                         The Bon-Ton Stores, Inc.
                         2801 East Market Street
                        York, Pennsylvania, 17402
                              (717) 757-7660

                   State of Incorporation: Pennsylvania
               I.R.S. Employer Identification No.: 23-2835229



The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

As of August 30, 1996 there were 8,348,923 shares of Common Stock, par value $.01, and 2,989,853 shares of Class A Common Stock, par value $0.01, outstanding.

PART I:  FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS


                  THE BON-TON STORES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

               (Dollars in thousands except per share amounts)

                                                             August 3,    February 3,
                                                               1996          1996
                                                            (Unaudited)
                                                            ----------     ----------
                        ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                  $  10,237      $   6,941
  Trade and other accounts receivable, net of
    allowance for doubtful accounts of $3,000 and
    $3,113 in fiscal 1996 and 1995, respectively                17,444         17,445
  Merchandise inventories                                      176,553        141,741
  Prepaid expenses and other current assets                     17,712         13,562
  Income taxes receivable                                          ---          8,549
                                                             ---------      ---------
     Total current assets                                      221,946        188,238

PROPERTY, FIXTURES AND EQUIPMENT at cost,
 less accumulated depreciation and amortization                118,369        120,874
OTHER ASSETS                                                    20,896         22,061
DEFERRED INCOME TAXES                                              432            ---
                                                             ---------      ---------
     Total assets                                            $ 361,643      $ 331,173
                                                             =========      =========

          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                           $  61,864      $  55,168
  Accrued payroll and benefits                                   7,032          7,954
  Accrued expenses                                              23,539         32,969
  Current portion of long-term debt                                713            295
  Current portion of obligations under capital leases              338            325
  Deferred income taxes                                          3,120            769
                                                             ---------      ---------
     Total current liabilities                                  96,606         97,480

LONG-TERM DEBT, less current maturities                        160,847        125,069
OBLIGATIONS UNDER CAPITAL LEASES, less current maturities        2,650          2,824
OTHER LONG-TERM LIABILITIES                                      1,271          1,206
DEFERRED INCOME TAXES                                              ---            420
                                                             ---------      ---------
     Total liabilities                                         261,374        226,999
                                                             ---------      ---------

SHAREHOLDERS' EQUITY:
  Common Stock-authorized 40,000,000 shares at $.01 par
   value; issued and outstanding  shares  of  8,348,923
   and  8,351,083  in  1996  and  1995, respectively                83             83
  Class  A  Common Stock-authorized 20,000,000 shares at
   $.01  par  value; issued and outstanding shares of
   2,989,853 in 1995 and 1994, respectively                         30             30
  Additional paid-in capital                                    58,184         58,197
  Deferred compensation                                         (1,511)        (1,774)
  Retained earnings                                             43,483         47,638
                                                             ---------      ---------
     Total shareholders' equity                                100,269        104,174
                                                             ---------      ---------
     Total liabilities and shareholders' equity              $ 361,643      $ 331,173
                                                             =========      =========

The accompanying notes are an integral part of these condensed consolidated statements.

                  THE BON-TON STORES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                 (Amounts in thousands except per share data)
                                 (Unaudited)

                                          THIRTEEN WEEKS ENDED         TWENTY-SIX WEEKS ENDED
                                       --------------------------    --------------------------
                                          Aug 3,        July 29,        Aug 3,        July 29,
                                           1996           1995           1996           1995
                                       -----------    -----------    -----------    -----------
NET SALES                              $   130,740    $   128,422    $   260,060    $   254,515
OTHER INCOME, NET                              500            413          1,022            818
                                       -----------    -----------    -----------    -----------
                                           131,240        128,835        261,082        255,333
                                       -----------    -----------    -----------    -----------

COSTS AND EXPENSES:
 Costs of merchandise sold                  81,276         79,258        161,794        155,616
 Selling, general and administrative        46,172         48,057         92,787         96,964
 Depreciation and amortization               3,025          2,854          6,073          5,640
                                       -----------    -----------    -----------    -----------
                                           130,473        130,169        260,654        258,220
                                       -----------    -----------    -----------    -----------

 Income (loss) from operations                 767         (1,334)           428         (2,887)

INTEREST EXPENSE, NET                        3,801          1,832          6,898          3,626
                                       -----------    -----------    -----------    -----------


LOSS BEFORE INCOME TAXES                    (3,034)        (3,166)        (6,470)        (6,513)
INCOME TAX BENEFIT                          (1,088)        (1,139)        (2,325)        (2,343)
                                       -----------    -----------    -----------    -----------


NET LOSS                                   ($1,946)       ($2,027)       ($4,145)       ($4,170)
                                       ===========    ===========    ===========    ===========

   Net loss per share                  $      (.18)   $      (.18)   $      (.37)   $      (.38)
                                       ===========    ===========    ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING         11,064         11,057         11,063         11,029
                                       ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these condensed consolidated statements.

                  THE BON-TON STORES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in thousands)
                                 (Unaudited)

                                                        TWENTY-SIX WEEKS ENDED
                                                       -------------------------
                                                        August 3,       July 29,
                                                          1996            1995
                                                       -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $    (4,145)  $    (4,170)

Adjustments to reconcile net loss to net cash used
 in operating activities:
   Depreciation and amortization                             6,073         5,639
   Changes in operating assets and liabilities, net        (10,815)      (18,855)
                                                       -----------   -----------
     Net cash used in operating activities                  (8,887)      (17,386)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net                                 (3,854)      (21,647)
  Proceeds from sale of property, fixtures and equip.            2           215
  Purchase of accounts receivable                              ---       (30,138)
  Net proceeds from Accounts Receivable Facility           (20,000)       15,000
                                                       -----------   -----------

     Net cash used in investing activities                 (23,852)      (36,570)
                                                       -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt and capital lease
   obligations                                            (108,365)     (177,259)
  Proceeds from issuance of long-term debt                 121,000       233,000
  Proceeds from mortgages on Rochester properties           23,400           ---
  Exercised stock options                                      ---           646
                                                       -----------   -----------

Net cash provided by financing activities                   36,035        56,387

     Net increase (decrease) in cash equivalents             3,296         2,431

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             6,941         1,732
                                                       -----------   -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $    10,237   $     4,163
                                                       ===========   ===========

The accompanying notes are an integral part of these condensed consolidated statements.

                  THE BON-TON STORES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               (Dollars in thousands except per share amounts)


     The Bon-Ton Stores, Inc., a Pennsylvania corporation, was incorporated on January 31, 1996 as a result of the Company's Plan of Division and currently operates 69 retail department stores primarily located in Pennsylvania, New York, Maryland, West Virginia, New Jersey and Georgia.


1.   BASIS OF PRESENTATION:

      The accompanying unaudited consolidated financial statements include accounts of The Bon-Ton Stores, Inc., and its wholly-owned subsidiaries (the "Company"). All intercompany transactions and balances have been eliminated in consolidation.

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


3.   INTEREST COSTS:

     Interest and debt costs were:

                                                 TWENTY-SIX WEEKS ENDED
                                                 -----------------------
                                                  August 3,    July  29,
                                                    1996         1995
                                                 ----------   ----------
      Interest cost incurred                     $    7,003   $    4,290
      Interest income                                   (83)        (312)
      Capitalized interest, net                         (22)        (352)
                                                 ----------   ----------

      Interest expense, net                      $    6,898   $    3,626
                                                 ==========   ==========

      Interest paid                              $    5,448   $    4,480
                                                 ==========   ==========

                  THE BON-TON STORES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

       The following table summarizes the changes in selected operating indicators, illustrating the relationships of various income and expense items to net sales for each period presented:


                                              PERCENT OF NET SALES
                                 ---------------------------------------------
                                      THIRTEEN               TWENTY-SIX
                                     WEEKS ENDED             WEEKS ENDED
                                 ---------------------   ---------------------
                                 August 3,    July 29,   August 3,   July 29,
                                   1996         1995       1996        1995
                                 ---------   ---------   ---------   ---------
Net sales                           100.0%      100.0%      100.0%      100.0%
Other income, net                     0.4         0.3         0.4         0.3
                                 ---------   ---------   ---------   ---------

                                    100.4       100.3       100.4       100.3

Costs and expenses:
  Costs and merchandise sold         62.2        61.7        62.2        61.1
  Selling, general and
    administrative                   35.3        37.4        35.7        38.1
  Depreciation and amortization       2.3         2.2         2.3         2.2
                                 ---------   ---------   ---------   ---------

  Income (loss) from operations       0.6        (1.0)        0.2        (1.1)
Interest expense, net                 2.9         1.4         2.7         1.4
                                 ---------   ---------   ---------   ---------

Loss before income taxes             (2.3)       (2.5)       (2.5)       (2.5)
Income tax benefit                   (0.8)       (0.9)       (0.9)       (0.9)
                                 ---------   ---------   ---------   ---------

Net loss                             (1.5%)      (1.6%)      (1.6%)      (1.6%)
                                 =========   =========   =========   =========

                  THE BON-TON STORES, INC. AND SUBSIDIARIES

Thirteen  Weeks Ended August 3, 1996 Compared to Thirteen Weeks Ended
 July 29, 1995


      NET SALES. Net sales were $130,740,000 for the thirteen weeks ended August 3, 1996, an increase of 1.8% from $128,422,000 for the same period last year. Comparable store sales decreased 0.5% for the period. The Shoes and Home categories with increases of 25.7% and 17.4% respectively, continue to record sales increases greater than Company average.

      OTHER INCOME, NET. Net other income, which consists primarily of income from leased departments, increased to 0.4% of net sales in the second quarter of 1996 versus 0.3% of net sales in the comparable period last year. The increase was principally due to the expansion of our leased departments into additional existing locations and into the new Rochester and Elmira locations.

      COSTS AND EXPENSES. Gross profit as a percentage of net sales decreased by 0.5 percentage points to 37.8% for the thirteen weeks ended August 3, 1996 from 38.3% for the comparable period last year. The decline in margin rate was primarily attributable to higher markdowns resulting from increased promotional activity and an increase in the shrinkage reserve rate. The increased promotional activity reflected the Company's response to competitive pricing and a sell through program to liquidate Spring and Summer inventory.

      Selling, general and administrative expenses were lower in the second quarter of fiscal 1996 when expressed in dollars and as a percent of net sales, decreasing to 35.3% of net sales from 37.4% of net sales in the second quarter of 1995. The rate decrease primarily reflects the expense control efforts of the Company at both the store and corporate levels.

      Depreciation and amortization increased to 2.3% of net sales for the thirteen weeks ended August 3, 1996 from 2.2% in the comparable period last year. The increase was primarily a result of the addition of four stores in late 1995.

      INCOME (LOSS) FROM OPERATIONS. Income from operations for the second quarter of 1996 was $767,000 or 0.6% of net sales compared to a loss from operations of $1,334,000 or 1.0% of net sales in the comparable period last year. The improvement for the period was primarily attributable to the reduction in selling, general and administrative expenses.

     The Company sells receivables through its accounts receivable purchase facility to provide additional working capital. The pro-forma effects, as if the Company had on-balance sheet financing, would have reduced selling, general and administrative expenses by $1,404,000 in the second quarter of 1996 and by $1,597,000 in the second quarter of 1995. The lower selling general and administrative expenses would have been offset by a corresponding increase in interest expense for both periods. The net result of the pro-forma reclassification would reflect income from operations of $2,171,000 in the second quarter of 1996 and of $263,000 for the corresponding period last year.

                  THE BON-TON STORES, INC. AND SUBSIDIARIES


      INTEREST EXPENSE, NET. Net interest expense increased to 2.9% of net sales for the thirteen weeks ended August 3, 1996 compared to 1.4% of net sales for the thirteen weeks ended July 29, 1995. The increase reflected the additional borrowing needed to fund the Company's continued growth.

     NET LOSS. The net loss for the second quarter of fiscal 1996 amounted to $1,946,000 as compared to a net loss of $2,027,000 for the comparable period last year. Due to the seasonal nature of the Company's business, the results for the current year second quarter are not necessarily indicative of the results that may be achieved for the full fiscal year of 1996.


Twenty-Six Weeks Ended August 3, 1996 Compared to Twenty-Six Weeks Ended July 29, 1995

      NET SALES. Net sales increased 2.2% to $260,060,000 for the twenty-six week period ended August 3, 1996 from $254,515,000 for the comparable period last year. Sales on a comparable store basis increased 0.7% during the period. The Shoes, Home and Intimate Apparel categories constituted a majority of the comparable store sales increase.

      OTHER INCOME, NET. Net other income, which consisted primarily of income from leased departments, increased to 0.4% of net sales in the current year period from 0.3% for the comparable period last year. The increase was due primarily to the expansion of our leased departments into additional existing locations and into the new Rochester and Elmira locations.

      COSTS AND EXPENSES. Gross profit as a percent of net sales decreased by 1.1 percentage points to 37.8% for the twenty-six weeks ended August 3, 1996 from 38.9% for the comparable period last year. The decrease in margin primarily reflected the increased promotional activity and an increase in the shrinkage reserve rate.

     Selling, general and administrative expenses decreased to 35.7% of net sales for the current year from 38.1% for the comparable period last year. The rate decrease was primarily attributable to expense control efforts at both store and corporate levels, which began in the first quarter of 1996.

     Depreciation and amortization expense increased to 2.3% for the twenty-six weeks ended August 3, 1996 from 2.2% for the comparable period last year. The increase was primarily due to the addition of the Rochester and Elmira stores in fiscal 1995.

     INCOME (LOSS) FROM OPERATIONS. Income from operations for the twenty-six weeks ended August 3, 1996 was $428,000 or 0.2% of net sales compared to a loss from operations of $2,887,000 or 1.1% of net sales in the same period last year. The improvement was primarily attributable to a decrease in selling, general and administrative expenses partially offset by lower gross margin.

      The Company sells its receivables through its accounts receivable purchase facility to provide additional working capital. The pro-forma effects, as if the Company had on-balance sheet financing, would have reduced selling, general and administrative expenses by $3,482,000 for the twenty-six weeks ended August 3,1996 and by $3,115,000 for the comparable period last year. The lower selling general and administrative expenses would have been offset by a corresponding increase in interest expense for both periods. The pro-forma reclassification would have reflected income from operations of $3,910,000 for the current year period and $228,000 for the comparable period last year.

                 THE BON-TON STORES, INC. AND SUBSIDIARIES

      INTEREST EXPENSE, NET. Net interest expense increased to 2.7% of net sales for the twenty-six week period ended August 3, 1996 from 1.4% of net sales for the comparable period last year. The increase reflects the additional borrowing needed to fund the Company's continued growth.

      NET LOSS. The net loss for the twenty-six weeks ended August 3, 1996 amounted to $4,145,000 or 1.6% of net sales as compared to a net loss of $4,170,000 or 1.6% of net sales for the comparable period last year. Due to the seasonality of the Company's business, the results of the current period are not necessarily indicative of the results that may be achieved for the full fiscal year of 1996.

LIQUIDITY AND CAPITAL RESOURCES

      The following table summarizes material measures of the Company's liquidity and capital resources:

                                     August 3, 1996       July 29, 1995
                                     --------------      --------------
     Working Capital                 $  125,340,000      $  100,859,000

     Current Ratio                           2.30:1              2.29:1

     Total Debt to Total
       Capitalization                         .62:1               .51:1

     Available Lines of Credit          $19,250,000         $48,000,000

      For the twenty-six weeks ended August 3, 1996, net cash used in operating activities amounted to $8,887,000 as compared to $17,386,000 for the comparable period last year. The net operating cash outflows for the twenty-six weeks ended August 3, 1996 primarily reflects the increase in working capital over year end levels. The major cause for the increase in working capital was higher levels of merchandise inventories needed to support the inventory intensification initiative. The increased level of merchandise inventories was partially offset by an increase in accounts payable as well as a decrease in accounts receivable excluding the effect of reduced proceeds from the accounts receivable facility mentioned below. Additional working capital requirements also included a decrease in accrued expenses.

      Net cash used in investing activities amounted to $23,852,000 for the twenty-six weeks ended August 3, 1996, compared to cash used in investing activities of $36,570,000 for the comparable period last year. The net outflow in the twenty-six week period ended August 3, 1996 was primarily due to reduced proceeds from the sale of proprietary credit card receivables.

      Net cash provided by financing activities amounted to $36,035,000 for the twenty-six week period ended August 3, 1996 as compared to cash provided by financing activities of $56,387,000 for the comparable period last year. The net increase in the current year primarily reflected the net borrowings under the Company's revolving credit facility and completion of mortgage financing on the Rochester properties.

       The Company anticipates that its cash flow from operations, supplemented by borrowings under its revolving credit facility, will be sufficient to satisfy its operating cash requirements in the foreseeable future.

"Safe Harbor" Statement

     Certain information included in this 10-Q contains statements that are forward looking. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, including, but not limited to, uncertainties affecting retail in general, such as consumer confidence and demand for soft goods; risks relating to leverage and debt service; competition within primary markets in which the Company's stores are located; and the need for, and costs associated with, store renovations and other capital expenditures.


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              THE BON-TON STORES, INC.




DATE: September 12, 1996          BY: /s/ Michael L. Gleim
      -------------------             ----------------------------
                                      Michael L. Gleim
                                      Vice Chairman &
                                      Chief Operating Officer




DATE: September 12, 1996          BY: /s/ James H. Baireuther
      -------------------             ----------------------------
                                      James H. Baireuther
                                      Senior Vice President,
                                      Chief Financial Officer and
                                      Principal Accounting Officer