Form 10-Q
period 1996-11-02
BON TON STORES INC
filed 1996-12-16
CIK 878079

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                                FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended November 2, 1996

                          Commission File Number
                                0-19517


                         THE BON-TON STORES, INC.
                         2801 East Market Street
                        York, Pennsylvania, 17402
                             (717) 757-7660


                       Incorporated in Pennsylvania
                           IRS No. 23-2835229

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

As of November 29, 1996 there were 8,348,923 shares of Common Stock, $0.01 par value, and 2,989,853 shares of Class A Common Stock, $0.01 par value, outstanding.

                     THE BON-TON STORES, INC. AND SUBSIDIARIES
                          PART I:  FINANCIAL INFORMATION
                            ITEM I. FINANCIAL STATEMENTS
                CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                   (Dollars in thousands except per share amounts)

                                                           November 2,    February 3,
                                                              1996           1996
                                                           (Unaudited)
                                                           -----------    -----------
              ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                  $   8,797      $   6,941
  Trade and other accounts receivable, net of
    allowance for doubtful accounts of $2,735
    and $3,113 in fiscal 1996 and 1995, respectively            19,764         17,445
  Merchandise inventories                                      216,816        141,741
  Prepaid expenses and other current assets                     18,040         13,562
  Income taxes receivable                                          ---          8,549
                                                             ---------      ---------
       Total current assets                                    263,417        188,238

PROPERTY, FIXTURES AND EQUIPMENT at cost,
  less accumulated depreciation and amortization               118,516        120,874
OTHER ASSETS                                                    21,117         22,061
DEFERRED INCOME TAXES                                            1,124            ---
                                                             ---------      ---------
       Total assets                                          $ 404,174      $ 331,173
                                                             =========      =========
              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                           $  77,514      $  55,168
  Accrued payroll and benefits                                   5,649          7,954
  Accrued expenses                                              22,398         32,969
  Current portion of long-term debt                                726            295
  Current portion of obligations under capital leases              344            325
  Deferred income taxes                                          3,996            769
                                                             ---------      ---------
       Total current liabilities                               110,627         97,480

LONG-TERM DEBT, less current maturities                        189,637        125,069
OBLIGATIONS UNDER CAPITAL LEASES, less current maturities        2,565          2,824
OTHER LONG-TERM LIABILITIES                                      1,183          1,206
DEFERRED INCOME TAXES                                              ---            420
                                                             ---------      ---------
       Total liabilities                                       304,012        226,999
                                                             ---------      ---------
SHAREHOLDERS' EQUITY:
  Common Stock-authorized 40,000,000 shares at $.01 par
    value; issued and outstanding shares of 8,348,923
    and 8,351,083 in 1996 and 1995, respectively                    83             83
  Class A Common Stock-authorized 20,000,000 shares at
    $.01 par value; issued and outstanding shares of
    2,989,853                                                       30             30
  Additional paid-in capital                                    58,184         58,197
  Deferred compensation                                         (1,384)        (1,774)
  Retained earnings                                             43,249         47,638
                                                             ---------      ---------
       Total shareholders' equity                              100,162        104,174
                                                             ---------      ---------
Total liabilities and shareholders' equity                   $ 404,174      $ 331,173
                                                             =========      =========

The accompanying notes are an integral part of these condensed consolidated statements.


                     THE BON-TON STORES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   (Amounts in thousands except per share data)
                                   (Unaudited)

                                               THIRTEEN                      THIRTY-NINE
                                              WEEKS ENDED                    WEEKS ENDED
                                       --------------------------    --------------------------
                                       November 2,    October 28,    November 2,    October 28,
                                          1996           1995           1996           1995
                                       -----------    -----------    -----------    -----------
NET SALES                               $  148,374     $  138,927     $  408,434     $  393,442
OTHER INCOME, NET                              497            427          1,519          1,245
                                       -----------    -----------    -----------    -----------
                                           148,871        139,354        409,953        394,687
                                       -----------    -----------    -----------    -----------

COSTS AND EXPENSES:
  Costs of merchandise sold                 93,514         86,172        255,308        241,788
  Selling, general and administrative       48,497         48,499        141,284        145,463
  Depreciation and amortization              3,256          2,308          9,329          7,948
  Unusual expenses                             ---          5,471            ---          5,471
                                       -----------    -----------    -----------    -----------
                                           145,267        142,450        405,921        400,670
                                       -----------    -----------    -----------    -----------

 Income (loss) from operations               3,604         (3,096)         4,032         (5,983)

INTEREST EXPENSE, NET                        3,979          2,075         10,877          5,701


LOSS BEFORE INCOME TAXES                      (375)        (5,171)        (6,845)       (11,684)
INCOME TAX BENEFIT                            (133)        (1,862)        (2,458)        (4,205)



NET LOSS                                $     (242)    $   (3,309)    $   (4,387)    $   (7,479)
                                       ===========    ===========    ===========    ===========

  Net loss per share                    $     (.02)    $     (.30)    $     (.40)    $     (.68)
                                       ===========    ===========    ===========    ===========


WEIGHTED AVERAGE SHARES OUTSTANDING         11,064         11,059         11,063         11,038
                                       ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these condensed consolidated statements.

                 THE BON-TON STORES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Dollars in thousands)
                                (Unaudited)

                                                       THIRTY-NINE WEEKS ENDED
                                                      --------------------------
                                                      November 2,    October 28,
                                                         1996           1995
                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $   (4,387)    $   (7,479)

Adjustments to reconcile net loss to net cash used
 in operating activities:
  Depreciation and amortization                             9,329          7,948
  Changes in operating assets and liabilities, net        (43,250)       (35,602)
                                                      -----------    -----------
    Net cash used in operating activities                 (38,308)       (35,133)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net                                (7,112)       (32,876)
  Proceeds from sale of property, fixtures and equip.          17            247
  Purchase of accounts receivable                             ---        (30,138)
  Net proceeds from Accounts Receivable Facility          (17,500)        15,000
                                                      -----------    -----------
    Net cash used in investing activities                 (24,595)       (47,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt and capital lease
   obligations                                           (143,141)      (207,551)
  Proceeds from issuance of long-term debt                184,500        294,000
  Proceeds from mortgages on Rochester properties          23,400            ---
  Exercised stock options                                     ---            646
                                                      -----------    -----------
    Net cash provided by financing activities              64,759         87,095

      Net increase in cash equivalents                      1,856          4,195

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            6,941          1,732
                                                      -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $    8,797     $    5,927
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

     The unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation for interim periods have been included. The Company's business is seasonal in nature and the results of operations for the interim periods presented are not necessarily indicative of the results for the full fiscal year. It is suggested these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report.

     Certain reclassifications have been made in the 1995 financial statements to conform to current accounting classifications.

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

3.   INTEREST COSTS:

     Interest and debt costs were:

                                                  THIRTY-NINE WEEKS
                                                         ENDED
                                               -------------------------
                                               November 2,   October 28,
                                                  1996           1995
                                               -----------   -----------
     Interest cost incurred                     $   11,054    $    6,694
     Interest income                                   (87)         (332)
     Capitalized interest, net                         (90)         (661)
                                               -----------   -----------
     Interest expense, net                      $   10,877    $    5,701
                                               ===========   ===========
     Interest paid                              $    9,673    $    6,639
                                               ===========   ===========

                THE BON-TON STORES, INC. AND SUBSIDIARIES
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


4.   UNUSUAL EXPENSES:

     In October 1995, the Company recorded unusual expenses of $5,471, before taxes, and is stated separately as a component of income (loss) from operations in the Consolidated Statements of Operations. Of this expense, $2.2 million relates to pre-opening costs incurred for three stores opened in Rochester, New York and one store in Elmira, New York and the remainder relates to costs incurred in the hiring of the Chief Executive Officer in August, 1995 and the cost of litigation associated with such hiring.

5.   SUBSEQUENT EVENT:

     On November 20, 1996, the Company completed the announcements pertaining to the closure of five underperforming stores which are located in Pennsylvania, New York and West Virginia. Store closing reserves were previously established as part of the January 1996 restructuring charges and are considered adequate to cover the closing costs. The store closure review is now complete and there are no plans to close additional stores in fiscal 1996.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table summarizes the changes in selected operating indicators, illustrating the relationships of various income and expense items to net sales for each period presented:

                                              PERCENT OF NET SALES
                                -----------------------------------------------------
                                        THIRTEEN                   THIRTY-NINE
                                       WEEKS ENDED                 WEEKS ENDED
                                -------------------------   -------------------------
                                November 2,   October 28,   November 2,   October 28,
                                   1996          1995          1996          1995
                                -----------   -----------   -----------   -----------
Net sales                            100.0%        100.0%        100.0%        100.0%
Other income, net                      0.3           0.3           0.4           0.3
                                -----------   -----------   -----------   -----------

                                     100.3         100.3         100.4         100.3

Costs and expenses:
  Costs and merchandise sold          63.0          62.0          62.5          61.4
  Selling, general and
   administrative                     32.7          34.9          34.6          37.0
  Depreciation and amortization        2.2           1.7           2.3           2.0
  Unusual expenses                     ---           3.9           ---           1.4
                                -----------   -----------   -----------   -----------

  Income (loss) from operations        2.4          (2.2)          1.0          (1.5)
Interest expense, net                  2.7           1.5           2.7           1.5
                                -----------   -----------   -----------   -----------

Loss before income taxes              (0.3)         (3.7)         (1.7)         (3.0)
Income tax benefit                    (0.1)         (1.3)         (0.6)         (1.1)
                                -----------   -----------   -----------   -----------

Net loss                              (0.2)%        (2.4)%        (1.1)%        (1.9)%
                                ===========   ===========   ===========   ===========

                 THE BON-TON STORES, INC. AND SUBSIDIARIES

Thirteen Weeks Ended November 2, 1996 Compared to Thirteen Weeks Ended October 28, 1995


     NET SALES. Net sales were $148.4 million for the thirteen weeks ended November 2, 1996, an increase of 6.8% over the same period last year. Comparable store sales increased 3.2% for the period, with the shoes and total sportswear categories having achieved sales increases greater than Company average.

     OTHER INCOME, NET. Net other income, which consisted mainly of income from leased departments, remained at 0.3% of net sales in the third quarter of 1996.

     COSTS AND EXPENSES. Gross profit dollars increased $2.1 million over the third quarter of 1995, due primarily to the increased sales base. Gross profit as a percentage of net sales decreased by 1.0 percentage points to 37.0% for the thirteen weeks ended November 2, 1996 from 38.0% for the comparable period last year. The decline in the margin rate was mostly attributable to increased promotional activity reflecting the Company's response to competitive pricing, and the liquidation of seasonal inventory.

     Selling, general and administrative expenses for the third quarter were lower as a percent of net sales, decreasing to 32.7% from 34.9% reported in the third quarter of 1995, while remaining constant when expressed in dollars. The rate decrease principally reflected expense control efforts of the Company at both the store and corporate levels.

     Depreciation and amortization increased to 2.2% of net sales for the thirteen weeks ended November 2, 1996 from 1.7% in the comparable period last year. The increase was primarily a result of the addition of four stores in late 1995 and a new store opened in August, 1996.

     INCOME (LOSS) FROM OPERATIONS. Income from operations for the third quarter of 1996 was $3.6 million or 2.4% of net sales compared to a loss from operations of $3.1 million or 2.2% of net sales in the comparable period last year. The improvement for the period was largely attributable to the continued control of selling, general and administrative expenses, increased margin dollars and the comparison to last year's unusual expenses discussed in Note 4.

     The Company sells receivables through its accounts receivable purchase facility to provide additional working capital. The pro-forma effects, as if the Company had on-balance sheet financing, would have reduced selling, general and administrative expenses by $1.3 million in the third quarter of 1996 and by $1.5 million in the third quarter of 1995. The lower selling general and administrative expenses would have been offset by a corresponding increase in interest expense for both periods. The net result of the pro-forma reclassification would reflect income from operations of $5.0 million in the third quarter of 1996 and a loss from operations of $1.6 million for the corresponding period last year.

     INTEREST EXPENSE, NET. Net interest expense increased to 2.7% of net sales for the thirteen weeks ended November 2, 1996 compared to 1.5% of net sales for the thirteen weeks ended October 28, 1995. The increase reflected the additional borrowing needed to fund the Company's inventory intensification initiative.

                 THE BON-TON STORES, INC. AND SUBSIDIARIES

     NET LOSS. The net loss for the third quarter of fiscal 1996 amounted to $242 thousand as compared to a net loss of $3.3 million for the comparable period last year. Due to the seasonal nature of the Company's business, the results for the current year third quarter are not necessarily indicative of the results that may be achieved for the full fiscal year of 1996.


Thirty-Nine Weeks Ended November 2, 1996 Compared to Thirty-Nine Weeks Ended October 28, 1995

     NET SALES. Net sales increased 3.8% to $408.4 million for the thirty-nine week period ended November 2, 1996 from $393.4 million for the comparable period last year. Sales on a comparable store basis increased 1.6% during the period. Shoes, total sportswear, home and intimate apparel areas constituted a majority of the comparable store sales increase.

     OTHER INCOME, NET. Net other income, which consisted primarily of income from leased departments, increased to 0.4% of net sales in the current year period from 0.3% for the comparable period last year. The increase was largely due to the expansion of our leased departments into additional existing locations and to the Rochester and Elmira openings in 1995.

     COSTS AND EXPENSES. Gross profit dollars increased almost $1.5 million over the same period last year, due to the increased sales. Gross profit as a percent of net sales decreased by 1.1 percentage points to 37.5% for the thirty-nine weeks ended November 2, 1996 from 38.6% for the comparable period last year. The decrease in margin primarily reflected increased promotional activity, liquidation of seasonal inventory and an increase in the shrinkage reserve rate.

     Selling, general and administrative expenses decreased by almost $4.2 million, to 34.6% of net sales for the current year from 37.0% for the comparable period last year. The rate decrease was predominantly attributable to expense control efforts at both store and corporate levels, which began in the first quarter of 1996.

Depreciation and amortization expense increased to 2.3% for the thirty-nine weeks ended November 2, 1996 from 2.0% for the comparable period last year. The increase was mostly due to the addition of the Rochester and Elmira stores in fiscal 1995.

     INCOME (LOSS) FROM OPERATIONS. Income from operations for the thirty-nine weeks ended November 2, 1996 was $4.0 million or 1.0% of net sales compared to a loss from operations of $6.0 million or 1.5% of net sales in the same period last year. The improvement was primarily attributable to an increase in gross profit dollars, a decrease in selling, general and administrative expenses and the comparison to last year's unusual expenses discussed in Note 4.

     The Company sells its receivables through its accounts receivable purchase facility to provide additional working capital. The pro-forma effects, as if the Company had on-balance sheet financing, would have reduced selling, general and administrative expenses by $4.8 million for the thirty-nine weeks ended November 2, 1996 and also for the comparable period last year. The lower selling general and administrative expenses would have been offset by a corresponding increase in interest expense for both periods. The pro-forma reclassification would have reflected income from operations of $8.9 million for the current year period and a loss from operations of $1.1 million for the comparable period last year.

                 THE BON-TON STORES, INC. AND SUBSIDIARIES

     INTEREST EXPENSE, NET. Net interest expense increased to 2.7% of net sales for the thirty-nine week period ended November 2, 1996 from 1.5% of net sales for the comparable period last year. The increase reflected the additional borrowing needed to fund the Company's continued growth, including the inventory intensification initiative.

     NET LOSS. The net loss for the thirty-nine weeks ended November 2, 1996 amounted to $4.4 million or 1.1% of net sales as compared to a net loss of $7,5 million or 1.9% of net sales for the comparable period last year. Due to the seasonality of the Company's business, the results of the current period are not necessarily indicative of the results that may be achieved for the full fiscal year of 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The following table summarizes material measures of the Company's liquidity and capital resources (dollars in tenths of millions):

                                  November 2, 1996      October 28, 1995
                                  ----------------      ----------------
     Working Capital               $        152.8        $        119.3

     Current Ratio                         2.38:1                1.94:1

     Total Debt to Total Capitalization     .66:1                 .58:1

     Available Lines of Credit     $         12.5        $         32.0

     For the thirty-nine weeks ended November 2, 1996, net cash used in operating activities amounted to $38.3 million as compared to $35.1 million for the comparable period last year. The net operating cash outflows for the thirty-nine weeks ended November 2, 1996 primarily reflected the increase in working capital over year end levels. The major cause for the increase in working capital was higher levels of merchandise inventories needed to support the inventory intensification initiative. The increased level of merchandise inventories was partially offset by an increase in accounts payable as well as a decrease in accounts receivable excluding the effect of reduced proceeds from the accounts receivable facility mentioned below. Additional working capital requirements also included a decrease in accrued expenses.

     Net cash used in investing activities amounted to $24.6 million for the thirty-nine weeks ended November 2, 1996, compared to cash used in investing activities of $47.8 million for the comparable period last year. The net outflow in the thirty-nine week period ended November 2, 1996 was basically due to reduced proceeds from the sale of proprietary credit card receivables.

     Net cash provided by financing activities amounted to $64.8 million for the thirty-nine week period ended November 2, 1996 as compared to cash provided by financing activities of $87.1 million for the comparable period last year. The net increase in the current year predominantly reflected the net borrowings under the Company's revolving credit facility and completion of mortgage financing on the Rochester properties.

     The Company anticipates that its cash flow from operations, supplemented by borrowings under its revolving credit facility, will be sufficient to satisfy its operating cash requirements.

                  THE BON-TON STORES, INC. AND SUBSIDIARIES


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




                                            THE BON-TON STORES, INC.




DATE: December 13, 1996                     BY: /s/ Michael L. Gleim
      -----------------                         ----------------------------
                                                Michael L. Gleim
						Vice Chairman &
						Chief Operating Officer



DATE: December 13, 1996                     BY: /s/ James H. Baireuther
      -----------------                         ----------------------------
						James H. Baireuther
						Senior Vice President,
						Chief Financial Officer and
						Principal Accounting Officer