Form 10-K
period 1997-02-01
BON TON STORES INC
filed 1997-05-01
CIK 878079

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                     Annual Report Pursuant to Section 13
                    of the Securities Exchange Act of 1934


    For the Fiscal Year Ended                 Commission File Number
        February  1, 1997                                0-19517


                           THE BON-TON STORES, INC.
                            2801 East Market Street
                           York, Pennsylvania 17402
                                (717) 757-7660


      Incorporated in Pennsylvania                    IRS No. 23-2835229

                                  --------------------

    Securities registered pursuant to Section 12(b) of the Act:  None

    Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
                                                               $0.01 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of April 4, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $35,856,835, based upon the closing price of $7.00 per share on April 4, 1997, as reported by the Nasdaq National Market.*

    As of April 4, 1997, there were 8,348,219 shares of Common Stock, $0.01 par value, and 2,989,853 shares of Class A Common Stock, $0.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part II -  Portions of the registrant's Annual Report to security holders for Fiscal Year Ended February 1, 1997.
    Part III - Portions of the registrant's Proxy Statement with respect to its
               1997 Annual Meeting of Shareholders.

-----------------------------
* Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the registrant, without conceding that all such persons are "affiliates" of the registrant for purposes of the federal securities laws.


--------------------------------------------------------------------------------

"Safe Harbor" Statement
-----------------------

         Certain information included in this Annual Report on Form 10-K contains statements that are forward looking. Such forward-looking information involves certain risks and uncertainties that could significantly affect anticipated results in the future, including, but not limited to, uncertainties affecting retail generally (such as consumer confidence and demand for soft goods); risks relating to the substantial leverage and debt service of the Company; and competition within the markets in which the Company's stores are located.

                                    PART I

Item 1.     Business.

General

         As of April 4, 1997, The Bon-Ton Stores, Inc., together with its subsidiaries (collectively, the "Company"), operated 64 Bon-Ton department stores which are located primarily in middle and secondary markets in Pennsylvania, New York and Maryland, with one store in each of West Virginia, New Jersey and Georgia. The Company's stores, which are typically anchor tenants of shopping malls, carry moderate to better brand name fashions and accessories for women, men and children, as well as cosmetics, jewelry, shoes, china, linens, housewares, gifts and other products. The Company strives to be the leading fashion retailer in each of its markets by providing a timely, deep and broad selection of prominent brands. In addition, the Company maintains a strong focus on serving its target customers: women and men between the ages of 25 and 55 with family incomes between $30,000 and $75,000. The Company's executive offices are located at 2801 East Market Street, York, Pennsylvania.


Merchandising and Marketing

         All of the Company's stores carry apparel for the whole family, cosmetics and accessories; 55 stores carry home furnishings, such as china, linens, housewares and gifts, and 17 stores offer furniture and bedding. In addition, 39 stores have leased fine jewelry departments and 34 stores contain leased beauty salons.

         During the fiscal years ended February 1, 1997 ("fiscal 1996"), February 3, 1996 ("fiscal 1995") and January 28, 1995 ("fiscal 1994"), the percentage of net sales accounted for by each of the Company's major merchandise categories was as follows:

                                                                              Fiscal Year
                                                           -------------------------------------------------
Merchandise Category                                        1996                  1995                 1994
--------------------                                       ------                ------               ------
     Women's clothing...........................            27.4%                 27.5%                27.6%
     Men's clothing.............................            17.7                  17.5                 18.0
     Home.......................................            12.0                  11.8                 11.2
     Cosmetics..................................             9.8                   9.9                 10.0
     Children's clothing........................             7.4                   8.0                  8.1
     Accessories................................             7.9                   8.0                  8.4
     Junior's clothing..........................             5.5                   5.6                  6.0
     Lingerie...................................             5.3                   5.0                  4.7
     Shoes......................................             4.7                   4.4                  4.0
     Fine Jewelry...............................             1.7                   1.6                  1.4
     Beauty Salon...............................              .6                    .7                   .6
                                                           -----                 -----                -----

         Total..................................           100.0%                100.0%               100.0%
                                                          ========              ========             =======

         The Company's merchandising and marketing strategy is based on an approach which balances fashion leadership, customer service, everyday value prices on a limited number of key items and the selective use of promotions. The Company emphasizes high-margin, high-turnover product lines, such as apparel and accessories, in a balanced mix of moderate and better.

         The Company strives to be among the first in its markets to identify fashion trends, to advertise and stock new merchandise and to carry a full complement of sizes and colors of the items it sells. The Company carries a line of highly recognized quality vendors such as Liz Claiborne, Calvin Klein, Tommy Hilfiger, Ralph Lauren, Alfred Dunner, Levi's, Bandolino and Nine West. Complementing that product is a commitment to private brand merchandise that provides fashion and quality at value prices. The Company has developed private brands including Andrea Viccaro, Susquehanna Trail Outfitters, Jenny Buchanan and Susquehanna Blues. The combination of merchandise further differentiates the Company from its competitors.

         The Company provides a variety of customer services including free gift wrapping and special order capability. The Company also provides bridal registries at selected stores.

         Through its "Certified Value" program, the Company maintains everyday value prices on a limited number of key items such as turtlenecks, fleece, t-shirts, shorts and denims within certain major product groups. This provides the customer with the confidence that these items are already value priced and will not be placed on sale during their normal selling cycles.

         The Company conducts its general advertising and promotion programs through newspaper advertisements and circulars and, to a lesser extent, through local television and radio. The Company maintains an in-house advertising group that produces substantially all of its print advertising. In addition, the Company advertises through direct mail, primarily to holders of its Bon-Ton credit card. By using a database management system to obtain information regarding past purchases of Bon-Ton credit card holders, the Company is able to target previous purchasers of specific types of merchandise.

Store Facilities

         The Company's stores vary in size from approximately 35,000 to 160,000 total square feet. Most Bon-Ton stores are one of several anchor tenants in shopping malls, with the balance of the Company's stores generally located in or adjacent to strip shopping centers.

         The Company emphasizes strong visual presentations in key traffic areas in its stores. Displays are changed on a frequent basis and are designed for the market served. Each store has at least one associate responsible for visual presentations in addition to the Company's central visual planning staff.

         The Company utilizes prototype store layouts based primarily on the Company's estimate of the size of the potential market for a particular store. Store layouts are customized based on the actual size and configuration of the individual stores. Although Bon-Ton stores typically utilize a "race track" configuration (an oval aisle encircling a central core), the Company plans the aisle layouts to provide a more pleasing visual experience. The Company generally maintains relatively shallow racking of merchandise from the main aisle to the store walls to facilitate customer access. The Company attempts to arrange its products to provide a logical flow from department to department and continually monitors its product layouts in an attempt to make shopping easier and to maximize sales per square foot.

Expansion

         The Company plans to maintain its growth by increasing sales in its existing stores, by opening new stores and, in future years, by acquiring suitable department store companies or their real estate assets. The Company's market positioning strategy has been to locate its new stores or acquire existing companies or their stores in middle and secondary markets generally within or contiguous to its existing areas of operations.

         In August 1996, the Company opened its fourth store in the greater Rochester, New York market, completing its positioning strategy in entering that market.

         In January 1997, the Company closed stores in Frackville, PA, Washington, PA, Johnstown, PA (Richland Mall) and Fairmont, WV. These four stores were part of the 19 stores acquired from Hess's Department Stores, Inc. in 1994, and were not acquired for long-term operation. In January 1997, the Company also closed an unprofitable store in Cortland, NY which had been acquired from C.E. Chappell & Sons, Inc. in 1994.

Purchasing and Distribution

         The Company purchased merchandise from over 1,300 domestic and foreign manufacturers and suppliers during fiscal 1996. During that period, the top 25 vendors by dollar volume accounted for approximately 40% of net purchases. No vendor accounted for more than 7% of the Company's purchases. The Company believes that alternative sources of supply are available for each category of merchandise it purchases. In addition, the Company's buying staff purchases private label and other merchandise through Frederick Atkins, Inc. ("Atkins"), a national association of major retailers that provides its members with group purchasing opportunities. In fiscal 1996, the Company purchased approximately 7% of its merchandise from Atkins.

         The Company has two primary distribution facilities: a 173,000 square foot automated facility in York, Pennsylvania and a 396,000 square foot automated facility in Allentown, Pennsylvania. In fiscal 1996, approximately 49% of the Company's merchandise was processed in the York facility and 51% in Allentown.

         Merchandise is generally shipped directly from vendors to the Company's distribution centers, except that deliveries from vendors in the New York and Los Angeles areas are generally routed through a consolidator. Deliveries are made from the distribution center to each store typically twice a week in the spring season and three times weekly during the fall. Merchandise is usually shipped ready for immediate placement on the selling floor.


Management Information and Control Systems

         The Company has placed substantial emphasis on upgrading its management information and control systems. Control of the Company's merchandising activities is maintained by a set of on-line systems, including a point-of-sale and sales reporting system, a purchase order management system, a receiving system and a merchandise planning system. These closely linked systems track merchandise from order through sale, comparing actual to planned results and highlighting areas requiring management attention.

         The Company's enhancement of its management information and control systems is an ongoing process. During fiscal 1996, the Company expanded the use of vendor bar codes to eliminate ticketing and to facilitate cross docking of merchandise, implemented a new on-line system to handle furniture and expanded the bridal registry system to all 55 stores which carry home furnishings. It also introduced radio frequency scanning at the Company's distribution centers and bar code scanning at its control vendor return site. These technologies greatly enhance the movement of merchandise through the distribution process. During fiscal 1997, the Company plans to expand the utilization of scanning at its stores.

Customer Credit

         Bon-Ton customers may pay for their purchases with The Bon-Ton proprietary credit card, Visa, Mastercard, American Express, cash or check.

         During fiscal 1996, the Company issued 256,000 Bon-Ton credit cards for newly opened accounts. The Company has made a significant investment in its credit card program since it believes that The Bon-Ton credit card holders generally constitute its most loyal and active customers; during fiscal 1996, the average dollar amount for proprietary credit card purchases substantially exceeded the average dollar amount for cash purchases. The Company believes that its credit card is a particularly productive tool for customer segmentation and target marketing.

         The following table summarizes the percentage of total sales generated by type of payment for fiscal 1996, 1995 and 1994:


         Type of Payment                                                  Fiscal Year
         ---------------                                    ----------------------------------------
                                                             1996             1995             1994
                                                            ------           ------           ------
     Bon-Ton credit card...............................       51%              55%              54%
     Visa, Mastercard, American Express ...............       20%              16%              13%
     Cash or check.....................................       29%              29%              33%
                                                            -----            -----            -----
          Total.........................................     100%             100%             100%
                                                            =====            =====            =====

         All phases of the credit card operation are handled by the Company except statement mailing and the processing of customer mail payments, which is performed pursuant to a retail lockbox agreement with a bank. Decisions whether to issue a credit card to an applicant are made on the basis of a credit scoring system. The Company believes that its bad debt expense (as a percentage of total proprietary credit card sales) is consistent with the department store industry average.

Competition

         The retail department store business is highly competitive. The Company competes for customers and suitable store locations with national department store chains such as JCPenney, The May Department Stores Company and Sears, as well as with regional department stores such as Boscov's. The Company also competes with catalogue retailers and specialty stores. Many of the stores that compete with the Company's stores are owned by corporations that are considerably larger than the Company and have substantially greater financial and other resources. In addition to its current competitors, the Company faces potential competition from other national chains that to date generally have not entered the markets served by the Company. The Company's stores compete on the basis of quality, depth and breadth of merchandise, prices for comparable quality merchandise, customer service and store environment.

Associates

         As of April 4, 1997, the Company had approximately 3,500 full-time and 4,100 part-time associates. The Company also employs additional part-time clerks and cashiers during peak periods. None of the Company's associates is represented by a labor union. The Company believes that its relationship with its associates is good.

Item 2.     Properties.

         The following table provides certain information regarding the Company's properties as of April 10, 1997. The Company believes that the rents at its leased locations are generally at or below market rates.

                                                 Store Properties
                                                 ----------------
                                                                Approximate    Year Opened
                                                                Gross Square   or Acquired/
Market                        Location                          Feet           Owned or Leased
------                        --------                          ------------   ---------------
PENNSYLVANIA

  Allentown                   South Mall                        111,000        1994/Leased
  Bethlehem                   Westgate Mall                     107,100        1994/Leased
  Bloomsburg                  Columbia Mall                      46,100        1988/Leased
  Butler                      Clearview Mall                     63,600        1982/Leased
  Carlisle                    Carlisle Plaza Mall                59,900        1977/Leased
  Chambersburg                Chambersburg Mall                  55,600        1985/Leased
  Doylestown                  Doylestown Shopping Center         35,100        1994/Leased
  Easton                      Palmer Park Mall                  120,200        1994/Leased
  Greensburg                  Westmoreland Mall                  99,900        1987/Owned/(1)/
  Hanover                     North Hanover Mall                 60,100        1971/Leased
  Harrisburg                  Camp Hill (Free Standing)         145,200        1987/Owned
                              Colonial Park Shopping Center     136,500        1987/Leased
  Indiana                     Indiana Mall                       60,400        1979/Leased
  Johnstown                   The Galleria                       80,900        1992/Leased
  Lancaster                   Park City Center                  144,800        1992/Leased
  Lebanon                     Lebanon Plaza Mall                 53,700        1994/Leased
  Lewistown                   Central Business District          46,700        1972/Owned
  Oil City/Franklin           Cranberry Mall                     45,200        1982/Leased
  Pottsville                  Schuylkill Mall                    61,100        1987/Leased
  Quakertown                  Richland Mall                      88,100        1994/Leased
  Reading                     Berkshire Mall                    159,400        1987/Leased
  Scranton                    Keyser Oak Plaza                   57,600        1980/Leased
  State College               Nittany Mall                       70,200        1994/Leased
  Stroudsburg                 Stroud Mall                        87,000        1994/Leased
  Sunbury                     Susquehanna Valley Mall            60,200        1978/Leased
  Trexlertown                 Trexler Mall                       54,000        1994/Leased
  Uniontown                   Uniontown Mall                     61,500        1976/Leased
  Warren                      Warren Mall                        50,000        1980/Leased
  Washington                  Franklin Mall                      78,100        1987/Leased
  Williamsport                Lycoming Mall                      60,100        1986/Leased
  Wilkes-Barre                Midway Shopping Center             66,000        1987/Leased
                              Wyoming Valley Mall               159,500        1987/Leased
  York                        York Galleria                     128,200        1989/Owned/(1)/
                              Queensgate Shopping Center         85,100        1962/Leased
                              West Manchester Mall               80,200        1981/Leased

                                                                Approximate    Year Opened
                                                                Gross Square   or Acquired/
Market                        Location                          Feet           Owned or Leased
------                        --------                          ------------   ---------------

NEW YORK

  Binghamton                  Oakdale Mall                       80,000        1981/Leased
  Buffalo                     Northtown Plaza                   100,800        1994/Leased
                              Walden Galleria                   150,000        1994/Leased
                              Eastern Hills Mall                151,200        1994/Leased
                              McKinley Mall                      97,200        1994/Leased
                              Sheridan/Delaware Plaza           124,100        1994/Leased
                              Southgate Plaza                   100,500        1994/Leased
  Elmira                      Arnot Mall                         74,800        1995/Leased
  Ithaca                      Pyramid Mall                       52,400        1991/Leased
  Lockport                    Lockport Mall                      82,000        1994/Leased
  Massena                     St. Lawrence Centre                51,000        1994/Leased
  Niagara Falls               Summit Park Mall                   88,100        1994/Leased
  Olean                       Olean Mall                         73,000        1994/Leased
  Rochester                   The Mall at
                                Greece Ridge Center             144,600        1996/Owned
                              The Marketplace Mall              100,000        1995/Owned/(1)/
                              Irondequoit Mall                  102,600        1995/Owned
                              Eastview Mall                     118,900        1995/Owned
  Saratoga Springs            Wilton Mall                        71,700        1993/Leased
  Syracuse                    Carousel Center                    80,000        1994/Leased
                              Camillus Mall                      64,700        1994/Leased
                              Great Northern Mall                98,400        1994/Leased
                              Shoppingtown Mall                  70,100        1994/Leased
  Watertown                   Salmon Run Mall                    50,200        1992/Leased

MARYLAND

  Cumberland                  Country Club Mall                  60,900        1979/Leased
  Frederick                   Frederick Towne Mall               77,900/(2)/   1972/Leased
  Hagerstown                  Valley Mall                       100,000        1974/Leased

WEST VIRGINIA

  Martinsburg                 Martinsburg Mall                   65,800        1994/Leased

NEW JERSEY

  Phillipsburg                Phillipsburg Mall                  65,000        1994/Leased

GEORGIA

  Rome                        River Bend Mall                    42,700        1994/Leased



                                         Other Properties
                                                                Approximate    Year Opened
                                                                Gross Square   or Acquired/
Market                        Location                          Feet           Owned or Leased
------                        --------                          ------------   ---------------

PENNSYLVANIA

  Allentown                   Central Business District/(3)/    850,700        1994/Owned
                              Distribution Center               326,000        1994/Leased
  Lancaster                   Central Business District/(4)/    246,200        1992/Owned
  Harrisburg                  Warehouse                         124,200        1987/Owned
  York                        Corporate Offices                  83,000        1983/Leased
                              Corporate Office Annex/Credit
                                 Service Center                  58,600        1988/Leased
                              Corporate Services Facility        48,000        1993/Leased
                              Distribution Center/
                                 Data Center                    143,700        1988/Owned/(1)/
  Johnstown                   Richland Mall/(5)/                 81,100        1994/Leased

NEW YORK

  Buffalo                     Distribution Center/(6)/          177,000        1994/Leased

MARYLAND

  Hunt Valley                 Credit Service Center               2,603        1996/Leased

Footnotes:
---------
/(1)/ Ownership of building is subject to an underlying long-term ground lease. /(2)/ Includes leases for two separate premises in the same mall: a 71,900 sq.
      ft. main store and a 6,000 sq. ft. home store annex.
/(3)/ Store closed in January 1996. The Company is attempting to dispose of this property.
/(4)/ Store closed in March 1995. The Company is attempting to dispose of this property.
/(5)/ Store closed in January 1997. The Company is trying to negotiate an early termination of the lease or assign or sublet the premises.
/(6)/ This facility's distribution operation has been consolidated into other
      Bon-Ton facilities. The Company has sublet a substantial part of these premises and is attempting to sublet the balance.


Item 3.     Legal Proceedings.

         The Company is not party to any material pending litigation.




Item 4.     Submission of Matters to a Vote of Security Holders.

         None.

    Item A.  Executive Officers of the Company.

          Certain information with respect to the executive officers of the Company is provided below:

                 NAME                          AGE                     POSITION
---------------------------------------       -----      -------------------------------------
Heywood L. Wilansky ...................        49        President, Chief Executive Officer
                                                         and Director

M. Thomas ("Tim") Grumbacher ..........        57        Chairman of the Board and Director


Michael L. Gleim ......................        54        Vice Chairman, Chief Operating
                                                         Officer and Director

James H. Baireuther ...................        50        Senior Vice President and Chief
                                                         Financial Officer

Bernard H. Breuers ....................        55        Senior Vice President, General
                                                         Merchandise Manager

Thomas B. Daniels .....................        53        Senior Vice President, Stores


H. Stephen Evans ......................        47        Senior Vice President, Real Estate,
                                                         Legal and Governmental Affairs

Theodore C. Johnson, Jr. ..............        63        Senior Vice President, Human
                                                         Resources

Leroy J. Karlin .......................        65        Senior Vice President, Information
                                                         Systems

Cheryl Jan Ladnier ....................        48        Senior Vice President, Marketing and
                                                         Corporate Communication

Douglas Lamm ..........................        50        Senior Vice President, General
                                                         Merchandise Manager

Paul Lindblom .........................        42        Senior Vice President, General
                                                         Merchandise Manager

Ryan J. Sattler .......................        52        Senior Vice President, Operations


Stephen M. Sloane .....................        50        Senior Vice President, General
                                                         Merchandise Manager

     Mr. Wilansky joined the Company in August 1995 as President, Chief Executive Officer and a director. Prior to joining the Company, Mr. Wilansky was employed by The May Department Stores Company for more than 19 years. From 1992 to August 1995, he was President and Chief Executive Officer of the Foley's division of May, and from 1991 to 1992, he was President and Chief Executive Officer of the Filene's division. Prior to that, he was with the Hecht's and Lord & Taylor divisions of May.

     Mr. Grumbacher joined the Company in 1961 and has been Chairman of the Board since August 1991. From 1989 to 1991, Mr. Grumbacher served as Vice Chairman, from 1977 to 1989, he was President and from 1985 to 1995 he was Chief Executive Officer of the Company.

     Mr. Gleim joined the Company in 1989 as Executive Vice President and Chief Administrative Officer. He became Senior Executive Vice President and a director in 1991, and Vice Chairman and Chief Operating Officer in December 1995. Prior to joining the Company, Mr. Gleim was employed by Federated Department Stores, Inc. for more than 25 years. He was Senior Vice President of Administration and Chief Financial Officer of the Lazarus division of Federated from 1988 to 1989, President of the Block's division of Federated from 1987 to 1988 and Senior Vice President of Administration of the Lazarus division from 1986 to 1988.

     Mr. Baireuther joined the Company as Senior Vice President and Chief Financial Officer in June 1996. Prior to joining the Company, Mr. Baireuther was Senior Vice President and Chief Financial Officer at DAC Vision, a manufacturer of optical supplies, from 1994 to 1996. Prior to joining DAC, he was Executive Vice President and Chief Financial Officer for Eye Care Centers of America, a subsidiary of Sears, Roebuck and Co. from 1989 to 1994. From 1969 to 1989, Mr. Baireuther held a variety of positions with Sears including Director of Mergers and Acquisitions, Manager of Corporate Financial Analysis and Controller.

     Mr. Breuers joined the Company as Senior Vice President, General Merchandise Manager in April 1996. Mr. Breuers was previously at Marshall's from 1991 to 1996, where he held the position of Senior Vice President-General Merchandise Manager. Prior to that, he was associated with Women's Specialty Retailing, a subsidiary of U.S. Shoe Company, from 1987 to 1991, and with the Hecht's division of The May Department Stores Company from 1972 to 1987.

     Mr. Daniels joined the Company in June 1994 as Senior Vice President, Stores. Mr. Daniels was previously employed by the Kaufmann's division of The May Department Stores Company from 1993 until June 1994 as Regional Vice President of Stores supervising all Cleveland-based stores. Prior to the merger of May Company's Kaufmann's and Cleveland Divisions, he served as Senior Vice President and Director of Stores for May Company-Cleveland from 1988 to 1993. Mr. Daniels' association with The May Department Stores Company began in 1974.

     Mr. Evans joined the Company as Senior Vice President, Real Estate in 1991 and was named Senior Vice President, Real Estate, Legal and Governmental Affairs in 1993. Mr. Evans was previously employed by J.C. Penney Company, Inc. from 1978 to 1991 where he served most recently as a Senior Regional Real Estate Representative from 1986 to 1991.

     Mr. Johnson has been Senior Vice President, Human Resources of the Company since 1988. Mr. Johnson was previously associated with the Higbee Company, a department store company based in Cleveland, Ohio, where he served most recently as Senior Vice President-Human Resources for more than five years.

     Mr. Karlin joined the Company as Senior Vice President, Information Services in 1989. Mr. Karlin was previously associated with Federated Department Stores, Inc., where he served as Divisional Vice President at the Southeast Region Data Center in Atlanta, Georgia from 1987 to 1989 and as Director of Data Processing at Foley's Department Store in Houston, Texas from 1979 to 1987.

     Ms. Ladnier joined the Company as Senior Vice President, Sales Promotion and Marketing in December 1993, and was named Senior Vice President, Marketing and Corporate Communications in 1996. From January 1993 until October 1993, Ms. Ladnier served as Corporate Vice President, Public Relations at Neiman-Marcus in Dallas, Texas. Prior to that she was associated with The May Department Stores Company for 14 years where she served as Senior Vice President, Sales Promotion and Marketing for three divisions, most recently the May D and F division in Denver, Colorado.

     Mr. Lamm joined the Company as Senior Vice President, General Merchandise Manager in October 1995. Prior to joining the Company, Mr. Lamm owned a chain of women's large size apparel specialty stores from 1988 to 1995, and from 1984 to 1988 was Senior Vice President and General Merchandise Manager at Venture Stores, Inc. in St. Louis.

     Mr. Lindblom joined the Company as Senior Vice President, General Merchandise Manager in 1992. Mr. Lindblom was previously employed by The May Department Stores Company from 1988 to 1992 where he served as Senior Vice President, General Merchandise Manager in its G. Fox division in Hartford, Connecticut. Prior to that, Mr. Lindblom was associated with Macy's Department Stores from 1980 to 1988 where he most recently served as Divisional Merchandise Manager in Atlanta, Georgia.

     Mr. Sattler joined the Company as Vice President, Distribution and Operations in 1986 and was promoted to Senior Vice President, Operations in 1990. Mr. Sattler previously served as Vice President-Director of Gimbels Midwest Department Stores in Milwaukee, Wisconsin from 1983 to 1986.

     Mr. Sloane joined the Company as Senior Vice President, General Merchandise Manager in February 1997. From December 1995 until February 1997, Mr. Sloane was Vice President-General Merchandise Manager at Dick's Clothing & Sporting Goods, Pittsburgh, Pennsylvania, and from July 1995 until December 1995 he was Vice President-General Merchandise Manager at McRae's Department Stores, Jackson, Mississippi. Prior to that, Mr. Sloane was associated with The May Department Stores Company for over 17 years, having most recently served as Vice President-Merchandising at Foley's in Houston, Texas.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.

     The Company's Common Stock is traded on the Nasdaq National Market (symbol:
BONT). There is no established public trading market for the Company's Class A Common Stock. The Class A Common Stock is convertible on a share for share basis into Common Stock. The following table sets forth for the periods indicated the high and low sales prices per share of the Common Stock as furnished by Nasdaq:


                                             Fiscal 1996
                                   -------------------------------
                                       High               Low
                                     --------           --------
             1st Quarter              $8.250             $4.688
             2nd Quarter               6.875              5.000
             3rd Quarter               6.750              5.125
             4th Quarter               7.375              4.875

                                             Fiscal 1995
                                   -------------------------------
                                       High               Low
                                     --------           --------
             1st Quarter             $12.250             $9.750
             2nd Quarter              11.250              6.750
             3rd Quarter               8.688              6.000
             4th Quarter               6.750              4.500

     On April 4, 1997, there were 289 shareholders of record of the Company's Common Stock and 5 shareholders of record of the Company's Class A Common Stock.

     No dividends have been paid on the Common Stock since the beginning of fiscal 1992. The Company's Board of Directors intends to reinvest earnings in the Company's business to support its operations and expansion. The Board of Directors has no present intention to pay cash dividends in the foreseeable future, and will determine whether to declare cash dividends in the future in light of the Company's earnings, financial condition and capital requirements. In addition, the Company has certain credit agreements that limit the payment of dividends.


Item 6.  Selected Financial Data.

     The following selected financial data, except pro forma amounts, have been derived from the Company's consolidated financial statements which have been audited by Arthur Andersen LLP, independent auditors. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and notes thereto. See Items 7 and 8.

                                                                          (Dollars in thousands except per share data)
                                                                                           FISCAL YEAR
                                                           -----------------------------------------------------------------------
                                                                 1996             1995          1994          1993          1992
                                                               --------         --------      --------      --------      --------
Statement of Operations Data:
Net sales .....................................                $626,482         $607,357      $494,908      $336,733      $333,764
Other income, net .............................                   2,430            2,266         2,581         2,597         2,266
                                                                -------          -------       -------       -------       -------
                                                                628,912          609,623       497,489       339,330       336,030
                                                                -------          -------       -------       -------       -------
Costs and expenses:
    Costs of merchandise sold .................                 395,563          387,947       299,914       206,542       206,915
    Selling, general and administrative .......                 197,315          204,867       162,442       108,647       107,448
    Depreciation and amortization .............                  12,758           11,895         8,465         6,593         5,478
    Unusual (income) expense ..................                  (3,171)           5,471            --            --            --
    Restructuring charges .....................                      --            5,690            --            --            --
                                                                -------          -------       -------       -------       -------

       Income (loss) from operations ..........                  26,447           (6,247)       26,668        17,548        16,189
    Interest expense, net .....................                  14,687            8,722         5,475         4,042         5,506
                                                                -------          -------       -------       -------       -------
    Income (loss) before income taxes .........                  11,760          (14,969)       21,193        13,506        10,683
    Income tax provision (benefit) ............                   4,949           (5,766)        7,563         4,727         3,632
                                                                -------          -------       -------       -------       -------
    Income (loss) before cumulative effect of a change
     in accounting principle ..................                   6,811           (9,203)       13,630         8,779         7,051
    Cumulative effect of changing to the liability
     method of accounting for income taxes (1).                      --               --            --         1,500            --
                                                                -------          -------       -------       -------       -------

    Net income (loss) .........................                 $ 6,811          $(9,203)     $ 13,630      $ 10,279      $  7,051
                                                                =======          =======       =======       =======       =======
Per Share Amounts:
    Earnings per Common Share
    Income (loss) before cumulative effect of a change
      in accounting principle .................                 $  0.61          $ (0.83)     $   1.23      $   0.80      $   0.64
    Cumulative effect of changing to the liability
      method of accounting for income taxes (1)                      --               --            --          0.14            --
                                                                -------          -------       -------       -------       -------
    Net income (loss) per share ...............                 $  0.61          $ (0.83)     $   1.23      $   0.94      $   0.64
                                                                =======          =======       =======       =======       =======

Weighted average shares outstanding (2) .......              11,134,000       11,044,000    11,051,000    10,983,000    11,015,000

                                                                                          Year ended
                                                           ----------------------------------------------------------------------
                                                           February 1,      February 3,   January 28,   January 29,   January 30,
                                                               1997             1996          1995          1994          1993
                                                           -----------      -----------   -----------   -----------   -----------
Balance Sheet Data:
Working capital................................              $102,853         $ 90,758       $ 62,539      $ 70,688      $ 81,605
Total assets...................................               341,252          331,173        270,228       190,431       196,354
Long-term debt and capital leases..............               128,098          127,893         60,521        34,741        53,099
Shareholders' equity...........................              $111,485         $104,174       $112,447      $ 98,551      $ 88,011

(1) The Company adopted SFAS No. 109, "Accounting for Income Taxes", at the beginning of fiscal 1993.
(2) When the effect is dilutive, weighted average shares outstanding include common stock equivalents, which represent stock options and restricted stock grants, and is computed using the treasury stock method.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Item 7 is hereby incorporated by reference to the material under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 22 of the Company's Annual Report to Shareholders for the fiscal year ended February 1, 1997, attached hereto as exhibit 13.1.


Item 8.  Consolidated Financial Statements and Supplementary Data.

   Item 8 is hereby incorporated by reference to the Report of Independent Public Accountants, Consolidated Financial Statements and Notes thereto on pages 23 through 39 of the Company's Annual Report to Shareholders for the fiscal year ended February 1, 1997, attached hereto as exhibit 13.2.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

       None.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

       The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I as Item A, in accordance with General Instruction G(3) to Form 10-K. The remainder of the information called for by this Item will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders to be held in 1997, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.


Item 11.  Executive Compensation.

       The information called for by this Item will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders to be held in 1997, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto (other than the information called for by Item 402(i), (k) and (l) of Regulation S-K, which is not incorporated herein by reference).

     Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information called for by this Item will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders to be held in 1997, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.


     Item 13. Certain Relationships and Related Transactions.

         The information called for by this Item will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders to be held in 1997, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.



                                    PART IV

     Item 14. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K.

     (a) 1.      Consolidated Financial Statements -- See Item 8 above.

         2. Consolidated Financial Statement Schedules -- See the Index to Consolidated Financial Statement Schedules on page F-1.

         3.      Exhibits:

            3.1 The Company's Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-B, File 0-19517).

            3.2 The Company's Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Report on Form 8-B, File 0-19517).

           10.1 Shareholder's Agreement by and among the Company and the shareholders named therein (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Company's Registration Statement on Form S-1, File 33-42142).

          *10.2  (a)   Employment Agreement between the Company and Heywood L.
                       Wilansky (incorporated by reference to Exhibit 10.3 to the Company's Report on Form 8-B, File 0-19517).

          *10.2  (b)   Amending Agreement between the Company and Heywood L.
                       Wilansky.

          *10.3 Employment Agreement between the Company and Michael L. Gleim (incorporated by reference to Exhibit 10.4 to the Company's Report on Form 8-B, File 0-19517).

           *10.4 Form of severance agreement between the Company and its executive officers (incorporated by reference to Exhibit 10.14 to the Company's Report on Form 8-B, File 0-19517).

           *10.5 Amended and Restated 1991 Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.5 to the Company's Report on Form 8-B, File 0-19517).

            10.6 Ground Leases for distribution center located in York, Pennsylvania, by and between The Bon-Ton Department Stores, Inc. and M. Thomas Grumbacher, as amended (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1, File 33-42142).

            10.7 Ground Lease for York Galleria, York, Pennsylvania by and between The Bon-Ton Department Stores, Inc. and MBM Land Associates (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, File 33-42142).

            10.8  (a)   Sublease of Butler, Pennsylvania store by and between
                        The Bon-Ton Department Stores, Inc. and M. Thomas
                        Grumbacher (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1,
                        File 33-42142).

                  (b) First Amendment to Butler, Pennsylvania sublease (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File 33-42142).

                  (c) Corporate Guarantee with respect to Butler, Pennsylvania lease (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File 33-42142).

            10.9  (a)   Sublease of Oil City, Pennsylvania store by and between
                        The Bon-Ton Department Stores, Inc. and M. Thomas
                        Grumbacher (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1,
                        File 33-42142).

                  (b) First Amendment to Oil City, Pennsylvania sublease (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File 33-42142).

                  (c) Corporate Guarantee with respect to Oil City, Pennsylvania lease (incorporated by reference to Exhibit
                        10.26 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File 33-42142).

           *10.10 The Company's Profit Sharing/Retirement Savings Plan, amended and restated as of July 1, 1994 (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended
                        January 28, 1995).

            10.11 Receivables Purchase Agreement dated as of January 27, 1995 among The Bon-Ton Receivables Corp., Falcon Asset Securitization Corporation, The First National Bank of Chicago, and the other financial institutions party hereto (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1995).

            10.12 Tax Indemnification Agreement (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Company's Registration Statement on Form S-1, File 33-42142).

           *10.13 Management Incentive Plan and Addendum to Management Incentive Plan.

           *10.14 The Bon-Ton Stores, Inc. Long-Term Incentive Plan For Principals.


            13.1 Pages 18 through 22 of the Company's Annual Report to Shareholders for the fiscal year ended February 1, 1997.

            13.2 Pages 23 through 39 of the Company's Annual Report to Shareholders for the fiscal year ended February 1, 1997.

            21.         Subsidiaries of the Registrant.


            23.         Consent of Arthur Andersen LLP.

            27.         Financial Data Schedules.

      (b)        Reports on Form 8-K filed during the fourth quarter.

                           None.

      ______________________________________________
      *  Constitutes a management contract or compensatory plan or arrangement.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               THE BON-TON STORES, INC.


Dated:      April 28, 1997                By:  /s/ Heywood L. Wilansky
                                             ----------------------------
                                               Heywood L. Wilansky
                                               President and
                                               Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


Signature                             Capacity                         Date
---------                             --------                         ----
/s/ Heywood L. Wilansky               Chief Executive                  April 28, 1997
-------------------------------       Officer and Director
Heywood L. Wilansky                   (principal executive officer)


/s/ M. Thomas Grumbacher              Director                         April 28, 1997
-------------------------------
M. Thomas Grumbacher


/s/ Samuel J. Gerson                  Director                         April 28, 1997
-------------------------------
Samuel J. Gerson



/s/ Michael L. Gleim                  Vice Chairman, Chief             April 28, 1997
-------------------------------       Operating Officer
Michael L. Gleim                      and Director



/s/ Roger S. Hillas                   Director                         April 28, 1997
-------------------------------
Roger S. Hillas


/s/ Lawrence J. Ring                  Director                         April 28, 1997
-------------------------------
Lawrence J. Ring


/s/ Leon D. Starr                     Director                         April 28, 1997
-------------------------------
Leon D. Starr


/s/ Leon F. Winbigler                 Director                         April 28, 1997
-------------------------------
Leon F. Winbigler


/s/ James H. Baireuther               Senior Vice President and        April 28, 1997
-------------------------------       Chief Financial Officer
James H. Baireuther                   (principal financial and
                                      accounting officer)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULE



SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS.........................F-2

                Schedule II: VALUATION AND QUALIFYING ACCOUNTS

                   THE BON-TON STORES, INC. AND SUBSIDIARIES


COLUMN A                            COLUMN B          COLUMN C            COLUMN D            COLUMN E            COLUMN F
--------                            --------          --------            --------            --------            --------

                                   Balance at        Charged to                                                   Balance at
                                   Beginning           Costs               Other                                    End of
Classification                      of Period        & Expenses           Increase            Deductions            Period
--------------                    ------------      ------------        ------------         ------------        ------------
Year ended January 28, 1995:
Allowance for doubtful
   accounts.....................   $ 1,134,000    $ 1,916,000 /(1)/    $ 2,361,000 /(5)/    $(3,117,000) /(2)/    $ 2,294,000

Reserve for store closing.......   $   263,000    $ 2,132,000 /(3)/    $ 5,025,000 /(6)/    $  (287,000) /(4)/    $ 7,133,000


Year ended February 3, 1996:
Allowance for doubtful
   accounts.....................   $ 2,294,000    $ 4,043,000 /(1)/    $   604,000 /(7)/    $(3,828,000) /(2)/    $ 3,113,000

Reserve for store closing.......   $ 7,133,000    $ 5,000,000 /(8)/    $       ---          $(2,563,000) /(4)/    $ 9,570,000


Year ended February 1, 1997:
Allowance for doubtful
   accounts.....................   $ 3,113,000    $ 5,018,000 /(1)/    $       ---          $(5,362,000) /(2)/    $ 2,769,000

Reserve for store closing.......   $ 9,570,000    $       ---          $       ---          $(2,586,000) /(4)/    $ 6,984,000




-------------------
NOTES:
 (1) Provision for loss on credit sales.
 (2) Uncollectible accounts, written off, net of recoveries.
 (3) Provision for expenses and the write off of assets associated with the store closings.
 (4) Cash payments for store closing expenses, net of monies received from asset liquidation.
 (5) Represents the allowance for losses on accounts receivable recorded in purchase accounting.
 (6) Represents reserves recorded in purchase accounting for the costs associated with closing certain acquired stores.
 (7) Represents reserves associated with the purchase of the Hess's Department Store's Inc. accounts receivable.
 (8) Represents reserves relating to stores that the Company has committed to close due to poor performance.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To the Shareholders of
The Bon-Ton Stores, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in The Bon-Ton Stores, Inc.'s annual report to shareholders, incorporated by reference in this Form 10-K, and have issued our report thereon dated March 5, 1997 (except with respect to the matter discussed in Note 17 to the consolidated financial statements, as to which the date is April 10, 1997). Our audits were made for the purpose of forming an opinion on these statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                        /s/ Arthur Andersen LLP
Philadelphia, PA
March 5, 1997

                                 EXHIBIT INDEX

Exhibit            Description
-------            -----------

10.2(b)  Amending Agreement between the Company and Heywood L. Wilansky

10.13    Management Incentive Plan and Addendum to Management Incentive Plan


10.14    The Bon-Ton Stores, Inc. Long-Term Incentive Plan For Principals


13.1 Pages 18 through 22 of the Company's Annual Report to Shareholders for the year ended February 1, 1997


13.2 Pages 23 through 39 of the Company's Annual Report to Shareholders for the fiscal year ended February 1, 1997


21.      Subsidiaries of the Registrant


23.      Consent of Arthur Andersen LLP


27.      Financial Data Schedules