Form 10-Q
period 1997-05-03
BON TON STORES INC
filed 1997-06-16
CIK 878079

                                                                    Page 1 of 11
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For the Quarter ended May 3, 1997                        Commission File Number
                                                                 0-19517



                           THE BON-TON STORES, INC.
                            2801 East Market Street
                           York, Pennsylvania 17402
                                (717) 757-7660



Incorporated in Pennsylvania                                IRS No. 23-2835229

                             ---------------------






    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

    As of May 30, 1997 there were 8,348,219 shares of Common Stock, $0.01 par value, and 2,989,853 shares of Class A Common Stock, $0.01 par value, outstanding.

PART I:  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands except per share amounts)

                                                                                      May 3,    February 1,
                                                                                       1997        1997
----------------------------------------------------------------------------------------------------------
ASSETS                                                                             (Unaudited)
Current Assets:
  Cash and cash equivalents                                                        $   8,121    $   6,516
  Trade and other accounts receivable, net of allowance for doubtful
   accounts of $1,898 and $2,769 at May 3, 1997 and February 1, 1997, respectively    24,258       16,306
  Merchandise inventories                                                            171,098      161,191
  Prepaid expenses and other current assets                                           11,525       18,389
---------------------------------------------------------------------------------------------------------
         Total current assets                                                        215,002      202,402
---------------------------------------------------------------------------------------------------------
Property, Fixtures and Equipment at cost, less accumulated
  depreciation and amortization                                                      107,483      117,716
Other Assets                                                                          21,326       21,134
---------------------------------------------------------------------------------------------------------
         Total assets                                                              $ 343,811    $ 341,252
=========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                                 $  53,892    $  51,626
  Accrued payroll and benefits                                                         4,892        7,135
  Accrued expenses                                                                    17,925       25,209
  Current portion of long-term debt                                                      627        9,763
  Current portion of obligations under capital leases                                    357          351
  Deferred income taxes                                                                   59        1,628
  Income taxes payable                                                                 4,647        3,837
---------------------------------------------------------------------------------------------------------
         Total current liabilities                                                    82,399       99,549
---------------------------------------------------------------------------------------------------------
Long-Term Debt, less current maturities                                              144,874      125,620
Obligations Under Capital Leases, less current maturities                              2,427        2,478
Other Long-Term Liabilities                                                            4,464          946
Deferred Income Taxes                                                                    272        1,174
Commitments and Contingencies                                                             --           --
---------------------------------------------------------------------------------------------------------
         Total liabilities                                                           234,436      229,767
---------------------------------------------------------------------------------------------------------
Shareholders' Equity:
  Common Stock-authorized 40,000,000 shares at $0.01 par value; issued and outstanding
    shares of 8,348,219 and 8,349,699 at May 3, 1997 and February 1, 1997, respectively   83           83
  Class A Common Stock-authorized 20,000,000 shares at $0.01 par value; issued
    and outstanding shares of 2,989,853 at May 3, 1997 and February 1, 1997               30           30
  Additional paid-in capital                                                          58,179       58,182
  Deferred compensation                                                               (1,115)      (1,259)
  Retained earnings                                                                   52,198       54,449
---------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                                  109,375      111,485
---------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity                                $ 343,811    $ 341,252
=========================================================================================================

 The accompanying notes are an integral part of these consolidated statements.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  (Amounts in thousands except per share amounts)
                                   (Unaudited)

                                                                                          THIRTEEN
                                                                                         WEEKS ENDED
                                                                                ---------------------------
                                                                                    May 3,          May 4,
                                                                                     1997            1996
-----------------------------------------------------------------------------------------------------------
  Net sales                                                                     $  134,251        $ 129,320
  Other income, net                                                                    491              522
-----------------------------------------------------------------------------------------------------------
                                                                                   134,742          129,842
-----------------------------------------------------------------------------------------------------------
  Costs and Expenses:
    Costs of merchandise sold                                                       84,936           80,518
    Selling, general and administrative                                             46,002           46,615
    Depreciation and amortization                                                    3,166            3,048
-----------------------------------------------------------------------------------------------------------
  Income (loss) from operations                                                        638             (339)
  Interest expense, net                                                              3,549            3,097
-----------------------------------------------------------------------------------------------------------
  Loss before income taxes                                                          (2,911)          (3,436)
  Income tax benefit                                                                (1,108)          (1,237)
------------------------------------------------------------------------------------------------------------
  Loss before extraordinary item                                                    (1,803)          (2,199)
  Extraordinary item - loss on early extinguishment of debt,
                       net of income tax benefit of $251                              (446)             ---
  Net loss                                                                      $   (2,249)       $  (2,199)
============================================================================================================

  PER SHARE AMOUNTS:
    Loss before extraordinary item                                              $    (0.16)       $   (0.20)
    Effect of extraordinary item                                                     (0.04)             ---
    Net loss per share                                                          $    (0.20)       $   (0.20)

  WEIGHTED AVERAGE SHARES OUTSTANDING                                               11,073           11,062
============================================================================================================

 The accompanying notes are an integral part of these consolidated statements.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)
                                   (Unaudited)

                                                                                     THIRTEEN
                                                                                    WEEKS ENDED
                                                                          -----------------------------
                                                                             May 3,             May 4,
                                                                              1997               1996
-------------------------------------------------------------------------------------------------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
  Net loss                                                                $  (2,249)        $    (2,199)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                             3,166               3,048
    Changes in operating assets and liabilities, net                         (8,759)            (22,493)
-------------------------------------------------------------------------------------------------------
      Net cash used in operating activities                                  (7,842)            (21,644)

CASH FLOWS USED IN INVESTING ACTIVITIES:
    Capital expenditures, net                                                  (676)               (504)
    Proceeds from sale of property, fixtures and equipment                       16                 ---
    Payments on accounts receivable facility                                (11,000)            (15,000)
    Proceeds from sale and leaseback arrangement, net                        11,034                 ---
-------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                                    (626)            (15,504)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long-term debt and capital lease obligations               (148,929)            (42,140)
    Proceeds from issuance of long-term debt                                159,002              83,000
-------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                              10,073              40,860
      Net increase in cash and cash equivalents                               1,605               3,712

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              6,516               6,941
-------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $   8,121         $    10,653
=======================================================================================================

 The accompanying notes are an integral part of these consolidated statements.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands except per share amounts)



        The Bon-Ton Stores, Inc., a Pennsylvania corporation, was incorporated on January 31, 1996 as the successor of a company established on January 31, 1929 and currently operates, through its subsidiaries, 64 retail department stores located in Pennsylvania, New York, Maryland, West Virginia, New Jersey and Georgia.


1.  BASIS OF PRESENTATION:

        The accompanying unaudited consolidated financial statements include accounts of The Bon-Ton Stores, Inc. and its wholly-owned subsidiaries (the "Company"). All intercompany transactions and balances have been eliminated in consolidation.

        The unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles ("GAAP"). In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation for interim periods have been included. The Company's business is seasonal in nature and the results of operations for the interim periods presented are not necessarily indicative of the results for the full fiscal year. It is suggested these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 1, 1997 (the "1996 Annual Report").


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

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 changes the required methods used to calculate earnings per share ("EPS") data, harmonizing U.S. GAAP requirements with those of International Accounting Standard No. 33. The major change from the previous calculation is the disclosure of basic EPS, which is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding (without any adjustments for common stock equivalents), versus the current primary EPS calculation required by the superseded APB Opinion No. 15, "Earnings per Share". A calculation of fully diluted EPS, now called diluted EPS, is still required to be provided. SFAS No. 128 must be adopted by the Company in the fourth quarter of 1997 with the restatement at that time of all prior periods presented. The effect on the Company's EPS as a result of this new pronouncement is not expected to be significant.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



3.  INTEREST COSTS:

     Interest and debt costs were:

                                         THIRTEEN
                                       WEEKS ENDED
                                  ---------------------
                                      May 3,    May 4,
                                       1997      1996
     --------------------------------------------------
     Interest cost incurred        $  3,552   $  3,154
     Interest income                     (3)       (57)
     --------------------------------------------------
     Interest expense, net         $  3,549   $  3,097
     ==================================================

     Interest paid                 $  3,729   $  2,874
     ==================================================

4.  SALE AND LEASEBACK ARRANGEMENT:

       On April 10, 1997, the Company sold the land, building and leasehold improvements comprising its department store in Johnstown, Pennsylvania and distribution center in Allentown, Pennsylvania and subsequently leased the facilities back under a twenty-year lease with six five-year renewal options. The lease has been accounted for as an operating lease for financial reporting purposes. The $11.0 million proceeds received from the sale were used to pay down $8.0 million of debt with the remainder providing additional working capital. The gain associated with the sale, totaling $3.1 million, net of $1.1 million of financing fees, has been deferred for financial reporting purposes and is being amortized on a straight-line basis over the primary twenty-year lease term.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

       The following table summarizes the changes in selected operating indicators, illustrating the relationship of various income and expense items expressed as a percentage of net sales for each period presented:

                                                                 THIRTEEN
                                                                WEEKS ENDED
                                                         ---------------------
                                                            May 3,   May 4,
                                                             1997     1996
------------------------------------------------------------------------------
Net sales                                                    100.0%   100.0%
Other income, net                                              0.4      0.4
------------------------------------------------------------------------------
                                                             100.4    100.4
------------------------------------------------------------------------------
Costs and expenses:
  Costs of merchandise sold                                   63.3     62.3
  Selling, general and administrative                         34.3     36.0
  Depreciation and amortization                                2.4      2.4
------------------------------------------------------------------------------
Income (loss) from operations                                  0.4     (0.3)
Interest expense, net                                          2.6      2.4
------------------------------------------------------------------------------
Loss before income taxes                                      (2.2)    (2.7)
Income tax benefit                                            (0.8)    (1.0)
------------------------------------------------------------------------------
Loss before extraordinary item                                (1.4)    (1.7)
Extraordinary item  loss on early extinguishment of debt      (0.3)     ---
------------------------------------------------------------------------------
Net loss                                                      (1.7)%   (1.7)%
==============================================================================

Thirteen Weeks Ended May 3, 1997 Compared to Thirteen Weeks Ended May 4, 1996

       Net sales. Net sales were $134.3 million for the thirteen weeks ended May 3, 1997, an increase of 3.8% over the same period last year. Comparable store sales increased 5.1% for the period, with shoes, men's and ladies' sportswear categories achieving sales increases greater than Company average.

       Other income, net. Net other income, which consisted mainly of income from leased departments, remained constant at 0.4% of net sales in the first quarter of 1997 and the first quarter of 1996.

       Costs and expenses. Gross profit dollars in the first quarter of 1997 increased $0.5 million over the first quarter of 1996 due to the increased sales base. Gross profit as a percentage of net sales decreased by 1.0 percentage point to 36.7% for the thirteen weeks ended May 3, 1997 from 37.7% for the comparable period last year. The decline in the margin rate was largely attributable to a lower initial markup strategy initiated by management.

       Selling, general and administrative expenses for the first quarter of fiscal 1997 decreased $0.6 million to 34.3% of net sales from 36.0% of net sales in the prior year. The rate decrease principally reflected expense control efforts and the results of the operating leverage achieved by the Company at both the store and corporate levels.

       Depreciation and amortization remained constant at 2.4% of net sales for the thirteen weeks ended May 3, 1997 and May 4, 1996.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES

       Income (loss) from operations. Income from operations for the first quarter of 1997 was $0.6 million or 0.4% of net sales compared to a loss from operations of $0.3 million or 0.3% of net sales in the comparable period last year. The improvement for the period was achieved through the continued control of selling, general and administrative expenses and increased margin dollars.

       The Company sells receivables through its accounts receivable facility to provide additional working capital. The pro-forma effects, as if the Company had on-balance sheet financing, would have reduced selling, general and administrative expenses by $1.6 million in the first quarter of 1997 and by $2.1 million in the first quarter of 1996. The lower selling, general and administrative expenses would have been offset by a corresponding increase in interest expense for both periods. The net result of the pro-forma reclassification would reflect income from operations of $2.2 million in the first quarter of 1997 and $1.7 million for the corresponding period last year.

       Interest expense, net. Net interest expense increased to 2.6% of net sales for the thirteen weeks ended May 3, 1997 compared to 2.4% of net sales for the thirteen weeks ended May 4, 1996. The increase was a result of higher interest rates incurred by the Company on its current debt.

       Loss before extraordinary item. The net loss before the extraordinary item was $1.8 million for the first quarter of 1997, an 18% improvement compared to a loss of $2.2 million for the first quarter of 1996.

       Extraordinary item. The Company entered into a new asset based borrowing agreement on April 10, 1997. As a result of this transaction, the Company incurred an extraordinary charge of $0.4 million (net of $0.3 million income tax benefit) relating to the early extinguishment of its existing debt.

       Net loss. The net loss for the first quarter of fiscal 1997, after the impact of the extraordinary item, amounted to $2.2 million, compared to a net loss of $2.2 million in the first quarter of fiscal 1996.

        Due to the seasonal nature of the Company's business, the results for the current year first quarter are not necessarily indicative of the results that may be achieved for the full fiscal year of 1997.


Liquidity and Capital Resources

       The Company's working capital requirements are currently met through a combination of cash, borrowings under its revolving credit facility and proceeds from its accounts receivable facility.

       The following table summarizes material measures of the Company's liquidity and capital resources:

                                             (dollars in millions)
                                             May 3,         May 4,
                                              1997           1996
                                            -------        -------
     Working Capital                        $132.6         $132.5

     Current Ratio                          2.61:1         2.41:1

     Total Debt to Total Capitalization     0.57:1         0.62:1

     Available Lines of Credit               $18.1           $1.1

                   THE BON-TON STORES, INC. AND SUBSIDIARIES

       For the thirteen weeks ended May 3, 1997, net cash used in operating activities amounted to $7.8 million as compared to $21.6 million for the comparable period last year. The net operating cash outflows for the thirteen weeks ended May 3, 1997 has stabilized compared to the same period last year, when the Company was increasing its merchandise inventory to support its inventory intensification initiative. The Company also received $5.8 million in a pension reversion (as discussed in Note 10 of the 1996 Annual Report), of which $1.2 million was paid in excise tax to the Internal Revenue Service.

       Net cash used in investing activities amounted to $0.6 million for the thirteen weeks ended May 3, 1997, compared to cash used in investing activities of $15.5 million for the comparable period last year. The net outflow in the thirteen week period ended May 3, 1997 was due to payments made pursuant to the Company's accounts receivable facility, which were offset by the proceeds received from the sales and leaseback arrangement (see Note 4).

       Net cash provided by financing activities amounted to $10.1 million for the thirteen week period ended May 3, 1997 as compared to cash provided by financing activities of $40.9 million for the comparable period last year. Advances pursuant to the Company's revolving credit facility, net of repayments, were lower in the first quarter of 1997 as compared to the same period last year, as a result of the improved operating results and the application of $8.0 million of the proceeds received from the Company's sale and leaseback arrangement (see Note 4).

       As noted in the 1996 Annual Report, the Company entered into an asset based borrowing agreement on April 10, 1997. The agreement, which replaced the Company's previous debt agreement, has a three-year term and provides the Company with a secured revolving credit facility of up to $200 million. The new debt agreement is fully underwritten by GE Capital Corporation and Bank of Boston. The amount allowed to be borrowed is based on eligible inventory and selected fixed assets and inventory. The new agreement contains restrictive covenants, including but not limited to the maintenance of certain financial ratios and limitations on dividends, additional incurrence of debt, capital expenditures and acquisitions.

       The Company anticipates that its cash flow from operations, supplemented by borrowings under its revolving credit facility and its accounts receivable facility, will be sufficient to satisfy its operating cash requirements.


"Safe Harbor" Statement:
------------------------

       Certain information included in this Form 10-Q contains statements that are forward looking. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, including, but not limited to, uncertainties affecting retail in general, such as consumer confidence and demand for soft goods; risks relating to leverage and debt service; competition within primary markets in which the Company's stores are located; and the need for, and costs associated with, store renovations and other capital expenditures.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES

PART II.
ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

Exhibit No.  Description

10.1 Credit Agreement dated as of April 15, 1997, among The Bon-Ton Department Stores, Inc., Adam, Meldrum & Anderson Co., Inc. and The Bon-Ton Stores of Lancaster, Inc. as Borrowers, The Other Credit Parties Signatory thereto, as Credit Parties, The Lenders Signatory thereto from time to time, as Lenders, The First National Bank of Boston, as Collateral Agent and Lender and General Electric Capital Corporation, as Administrative Agent and Lender.

10.2 (a) Lease Agreement by and between BT (PA) QRS 12-25, Inc., as Landlord, and The Bon-Ton Department Stores, Inc., as Tenant dated as of April 10, 1997.

     (b) Guaranty and Suretyship Agreement dated as of April 10, 1997 by The Bon-Ton Stores, Inc.

27        Financial Data Schedule.

(b) The Company did not file Current Reports on Form 8-K during the thirteen week period ended May 3, 1997.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           THE BON-TON STORES, INC.


DATE:    June 16, 1997            BY: /s/  Michael L. Gleim
       -----------------------       -------------------------------
                                      Michael L. Gleim
                                      Vice Chairman and
                                      Chief Operating Officer



DATE:    June 16, 1997            BY: /s/  James H. Baireuther
      ------------------------       -------------------------------
                                      James H. Baireuther
                                      Senior Vice President and
                                      Chief Financial Officer