Form 10-Q
period 1997-08-02
BON TON STORES INC
filed 1997-09-15
CIK 878079

                                                                   Page 1 of 12
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For the Quarter ended August 2, 1997             Commission File Number
                                                           0-19517


                            THE BON-TON STORES, INC.
                            2801 EAST MARKET STREET
                            YORK, PENNSYLVANIA 17402
                                 (717) 757-7660


     INCORPORATED IN PENNSYLVANIA                     IRS NO. 23-2835229
                                  -------------------



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes    X     No
                                       ------      ------

     As of August 29, 1997 there were 8,348,219 shares of Common Stock, $0.01 par value, and 2,989,853 shares of Class A Common Stock, $0.01 par value, outstanding.




--------------------------------------------------------------------------------

PART I:  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   THE BON-TON STORES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                         AUGUST 2,   FEBRUARY 1,
                                                                                           1997         1997
                                                                                        -----------  -----------
                                                                                        (Unaudited)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                                $  9,645      $  6,516
 Trade and other accounts receivable, net of allowance for doubtful
  accounts of $1,782 and $2,769 at August 2, 1997 and February 1, 1997, respectively        20,013        16,306
 Merchandise inventories                                                                   166,759       161,191
 Prepaid expenses and other current assets                                                   9,055        18,389
--------------------------------------------------------------------------------------    --------      --------
      Total current assets                                                                 205,472       202,402
--------------------------------------------------------------------------------------    --------      --------
PROPERTY, FIXTURES AND EQUIPMENT at cost, less accumulated
 depreciation and amortization                                                             106,717       117,716
OTHER ASSETS                                                                                20,894        21,134
DEFERRED INCOME TAXES                                                                          273           ---
--------------------------------------------------------------------------------------    --------      --------
      TOTAL ASSETS                                                                        $333,356      $341,252
--------------------------------------------------------------------------------------    ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                                           $ 60,798    $ 51,626
 Accrued payroll and benefits                                                                  5,984       7,135
 Accrued expenses                                                                             18,507      25,209
 Current portion of long-term debt                                                               640       9,763
 Current portion of obligations under capital leases                                             364         351
 Deferred income taxes                                                                         1,162       1,628
 Income taxes payable                                                                          1,613       3,837
------------------------------------------------------------------------------------------  --------    --------
      Total current liabilities                                                               89,068      99,549
------------------------------------------------------------------------------------------  --------    --------
LONG-TERM DEBT, less current maturities                                                      129,438     125,620
OBLIGATIONS UNDER CAPITAL LEASES, less current maturities                                      2,375       2,478
OTHER LONG-TERM LIABILITIES                                                                    3,949         946
DEFERRED INCOME TAXES                                                                            ---       1,174
COMMITMENTS AND CONTINGENCIES                                                                    ---         ---
------------------------------------------------------------------------------------------  --------    --------
      Total liabilities                                                                      224,830     229,767
------------------------------------------------------------------------------------------  --------    --------
SHAREHOLDERS' EQUITY:
 Common Stock-authorized 40,000,000 shares at $0.01 par value; issued and outstanding
  shares of 8,348,219 and 8,349,699 at August 2, 1997 and February 1, 1997, respectively          83          83
 Class A Common Stock-authorized 20,000,000 shares at $0.01 par value; issued
  and outstanding shares of 2,989,853 at August 2, 1997 and February 1, 1997                      30          30
 Additional paid-in capital                                                                   58,179      58,182
 Deferred compensation                                                                          (996)     (1,259)
 Retained earnings                                                                            51,230      54,449
------------------------------------------------------------------------------------------  --------    --------
      Total shareholders' equity                                                             108,526     111,485
------------------------------------------------------------------------------------------  --------    --------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $333,356    $341,252
------------------------------------------------------------------------------------------  ========    ========

 The accompanying notes are an integral part of these consolidated statements.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                     THIRTEEN               TWENTY-SIX
                                                                    WEEKS ENDED             WEEKS ENDED
                                                               ----------------------  ----------------------
                                                               AUGUST 2,   AUGUST 3,   AUGUST 2,   AUGUST 3,
                                                                  1997        1996        1997        1996
                                                               ----------  ----------  ----------  ----------
 NET SALES                                                      $137,994    $130,740    $272,245    $260,060
 OTHER INCOME, NET                                                   472         500         963       1,022
-------------------------------------------------------------   --------    --------    --------    --------
                                                                 138,466     131,240     273,208     261,082
                                                                --------    --------    --------    --------
 COSTS AND EXPENSES:
  Costs of merchandise sold                                       86,152      81,276     171,088     161,794
  Selling, general and administrative                             47,457      46,172      93,459      92,787
  Depreciation and amortization                                    3,196       3,025       6,362       6,073
-------------------------------------------------------------   --------    --------    --------    --------
 INCOME FROM OPERATIONS                                            1,661         767       2,299         428
 INTEREST EXPENSE, NET                                             3,223       3,801       6,772       6,898
-------------------------------------------------------------   --------    --------    --------    --------
 LOSS BEFORE INCOME TAXES                                         (1,562)     (3,034)     (4,473)     (6,470)
 INCOME TAX BENEFIT                                                 (594)     (1,088)     (1,702)     (2,325)
-------------------------------------------------------------   --------    --------    --------    --------
 LOSS BEFORE EXTRAORDINARY ITEM                                     (968)     (1,946)     (2,771)     (4,145)
 EXTRAORDINARY ITEM - loss on early extinguishment of debt,
                      net of income tax benefit of $251              ---         ---        (446)        ---
-------------------------------------------------------------   --------    --------    --------    --------
 NET LOSS                                                       $   (968)   $ (1,946)   $ (3,217)   $ (4,145)
-------------------------------------------------------------   ========    ========    ========    ========

 PER SHARE AMOUNTS:
  Loss before extraordinary item                                $  (0.09)   $  (0.18)   $  (0.25)   $  (0.37)
  Effect of extraordinary item                                       ---         ---       (0.04)        ---
  Net loss per share                                            $  (0.09)   $  (0.18)   $  (0.29)   $  (0.37)

 WEIGHTED AVERAGE SHARES OUTSTANDING                              11,075      11,064      11,074      11,063
-------------------------------------------------------------   ========    ========    ========    ========

 The accompanying notes are an integral part of these consolidated statements.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                    TWENTY-SIX
                                                                    WEEKS ENDED
                                                            --------------------------
                                                              AUGUST 2,    AUGUST 3,
                                                                 1997         1996
                                                             ------------  ----------
OPERATING ACTIVITIES:
 Net loss                                                      $  (3,217)  $  (4,145)
 Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                                    6,362       6,073
  Changes in operating assets and liabilities, net                 2,302     (10,815)
-----------------------------------------------------------    ---------   ---------
   Net cash provided by (used in) operating activities             5,447      (8,887)

INVESTING ACTIVITIES:
 Capital expenditures, net                                        (2,972)     (3,854)
 Proceeds from sale of property, fixtures and equipment               15           2
 Payments on accounts receivable facility                         (5,000)    (20,000)
 Proceeds from sale and leaseback arrangement, net                11,034         ---
-----------------------------------------------------------    ---------   ---------
   Net cash provided by (used in) investing activities             3,077     (23,852)

FINANCING ACTIVITIES:
 Payments on long-term debt and capital lease obligations       (181,397)   (108,365)
 Proceeds from issuance of long-term debt                        176,002     121,000
 Proceeds from mortgages on Rochester properties                     ---      23,400
-----------------------------------------------------------    ---------   ---------
   Net cash (used in) provided by financing activities            (5,395)     36,035

   Net increase in cash and cash equivalents                       3,129       3,296

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                               6,516       6,941
-----------------------------------------------------------    ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $   9,645   $  10,237
-----------------------------------------------------------    =========   =========

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                                 $   5,686   $   5,448
 Income taxes paid (refunded)                                  $   2,183   $  (8,643)


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


2.  PER SHARE AMOUNTS:

Per share amounts were computed by dividing the corresponding net loss amounts by the weighted average number of common shares outstanding.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table summarizes the changes in selected operating indicators, illustrating the relationship of various income and expense items expressed as a percentage of net sales for each period presented:

                                                                               THIRTEEN                TWENTY-SIX
                                                                              WEEKS ENDED              WEEKS ENDED
                                                                         ----------------------  -----------------------
                                                                         AUGUST 2,   AUGUST 3,   AUGUST 2,    AUGUST 3,
                                                                            1997        1996        1997        1996
                                                                         ----------  ----------  ----------  -----------
Net sales                                                                    100.0%      100.0%      100.0%       100.0%
Other income, net                                                              0.3         0.4         0.4          0.4
-----------------------------------------------------------------------      -----       -----       -----        -----
                                                                             100.3       100.4       100.4        100.4
                                                                             -----       -----       -----        -----
Costs and expenses:
  Costs of merchandise sold                                                   62.4        62.2        62.8         62.2
  Selling, general and administrative                                         34.4        35.3        34.4         35.7
  Depreciation and amortization                                                2.3         2.3         2.3          2.3
-----------------------------------------------------------------------      -----       -----       -----        -----
Income from operations                                                         1.2         0.6         0.9          0.2
Interest expense, net                                                          2.3         2.9         2.5          2.7
-----------------------------------------------------------------------      -----       -----       -----        -----
Loss before income taxes                                                      (1.1)       (2.3)       (1.6)        (2.5)
Income tax benefit                                                            (0.4)       (0.8)       (0.6)        (0.9)
-----------------------------------------------------------------------      -----       -----       -----        -----
Loss before extraordinary item                                                (0.7)       (1.5)       (1.0)        (1.6)
Extraordinary item - loss on early extinguishment of debt, net of tax          ---         ---        (0.2)         ---
-----------------------------------------------------------------------      -----       -----       -----        -----
Net loss                                                                      (0.7)%      (1.5)%      (1.2)%       (1.6)%
-----------------------------------------------------------------------      =====       =====       =====        =====

THIRTEEN WEEKS ENDED AUGUST 2, 1997 COMPARED TO THIRTEEN WEEKS ENDED AUGUST 3, 1996

For the purpose of the following discussions, all references to "second quarter of 1997" and "second quarter of 1996" are to the Company's thirteen week period ended August 2, 1997 and August 3, 1996, respectively.

NET SALES. Net sales were $138.0 million for the thirteen weeks ended August 2, 1997, an increase of 5.5% over the same period last year. Comparable store sales increased 6.9% for the period, with shoes, juniors, cosmetics, dresses and ladies' sportswear categories achieving sales increases greater than Company average.

OTHER INCOME, NET. Net other income, which consisted mainly of income from leased departments, decreased to 0.3% of net sales in the second quarter of 1997 compared to 0.4% in the second quarter of 1996.

COSTS AND EXPENSES. Gross profit dollars in the second quarter of 1997 increased $2.4 million over the second quarter of 1996 due to the increased sales base. Gross profit as a percentage of net sales decreased by 0.2 percentage points to 37.6% for the thirteen weeks ended August 2, 1997 from 37.8% for the comparable period last year. The decline in the margin rate was largely attributable to a lower initial markup strategy initiated by management.

Selling, general and administrative expenses for the second quarter of 1997 increased $1.3 million to 34.4% of net sales from 35.3% of net sales in the prior year. The rate decrease was due primarily to expense control efforts and continued operating leverage achieved by the Company in store and corporate expense categories as a result of higher sales volume.

Depreciation and amortization remained constant at 2.3% of net sales for the thirteen weeks ended August 2, 1997 and August 3, 1996.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES

INCOME FROM OPERATIONS. Income from operations for the second quarter of 1997 was $1.7 million, or 1.2% of net sales, compared to income from operations of $0.8 million, or 0.6% of net sales, in the comparable period last year. The improvement for the period was achieved through the continued control of selling, general and administrative expenses and increased gross margin dollars.

The Company sells receivables through its accounts receivable facility to provide additional working capital. Pro-forma effects, as if the Company had on-balance sheet financing, would have reduced selling, general and administrative expenses by $1.7 million in the second quarter of 1997 and $1.4 million in the second quarter of 1996. The lower selling, general and administrative expenses would have been offset by a corresponding increase in interest expense for both periods. The net result of the pro-forma reclassification would reflect income from operations of $3.4 million in the second quarter of 1997 and $2.2 million for the corresponding period last year.

INTEREST EXPENSE, NET. Net interest expense decreased to 2.3% of net sales for the thirteen weeks ended August 2, 1997 compared to 2.9% of net sales for the thirteen weeks ended August 3, 1996. The decrease is primarily attributed to the lower borrowing levels in the second quarter of 1997 compared to the second quarter of 1996.

NET LOSS. The net loss for the second quarter of 1997 amounted to $1.0 million compared to a net loss of $1.9 million in the second quarter of 1996.

Due to the seasonal nature of the Company's business, the results for the current year second quarter are not necessarily indicative of the results that may be achieved for the full fiscal year of 1997.


TWENTY-SIX WEEKS ENDED AUGUST 2, 1997 COMPARED TO TWENTY-SIX WEEKS ENDED AUGUST 3, 1996

For the purpose of the following discussions, all references to "1997" and "1996" are to the Company's twenty-six week period ended August 2, 1997 and August 3, 1996, respectively.

NET SALES. Net sales were $272.2 million for 1997, an increase of 4.7% over the same period last year. Comparable store sales increased 6.0% for the period, with shoes, ladies' sportswear categories, cosmetics and dresses achieving sales increases greater than Company average.

OTHER INCOME, NET. Net other income, which consisted mainly of income from leased departments, remained constant at 0.4% of net sales in 1997 and 1996.

COSTS AND EXPENSES. Gross profit dollars in 1997 increased $2.9 million over 1996 due primarily to the increased sales base, partially offset by the decrease in gross profit as a percentage of net sales to 37.2% for the twenty-six week period ended August 2, 1997 from 37.8% for the comparable period last year. The decline in the margin rate was largely attributable to a lower initial markup strategy initiated by management.

Selling, general and administrative expenses for 1997 increased $0.7 million to 34.4% of net sales from 35.7% of net sales in the prior year. The rate decrease principally reflected expense control efforts and operating leverage achieved by the Company in both store and corporate expense categories as a result of the improvement in the Company's sales base.

Depreciation and amortization remained constant at 2.3% of net sales for the twenty-six weeks ended August 2, 1997 and August 3, 1996.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES

INCOME FROM OPERATIONS. Income from operations for 1997 was $2.3 million, or 0.9% of net sales, compared to income from operations of $0.4 million, or 0.2% of net sales, in the comparable period last year. The improvement for the period was achieved through the continued control of selling, general and administrative expenses and increased margin dollars.

The Company sells receivables through its accounts receivable facility to provide additional working capital. Pro-forma effects, as if the Company had on-balance sheet financing, would have reduced selling, general and administrative expenses by $3.3 million in 1997 and $3.5 million in 1996. The lower selling, general and administrative expenses would have been offset by a corresponding increase in interest expense for both periods. The net result of the pro-forma reclassification would reflect income from operations of $5.6 million in 1997 and $3.9 million for the corresponding period last year.

INTEREST EXPENSE, NET. Net interest expense decreased to 2.5% of net sales in 1997 compared to 2.7% of net sales in 1996. The decrease was a result of lower borrowing levels incurred by the Company as compared to the same period last year and the achievement of a higher sales base in 1997.

LOSS BEFORE EXTRAORDINARY ITEM. The net loss before the extraordinary item was $2.8 million in 1997, a 33% improvement compared to a loss of $4.1 million in 1996.

EXTRAORDINARY ITEM. The Company entered into a new asset based borrowing agreement on April 10, 1997 (see Note 4 of the Company's Form 10-Q for the quarter ended May 3, 1997). As a result of this transaction, the Company incurred an extraordinary charge of $0.4 million (net of $0.3 million income tax benefit) relating to early extinguishment of existing debt.

NET LOSS. The net loss for 1997, after the impact of the extraordinary item, amounted to $3.2 million compared to a net loss of $4.1 million in 1996.

Due to the seasonal nature of the Company's business, the results for the current period are not necessarily indicative of the results that may be achieved for the full fiscal year of 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital requirements are currently met through a combination of cash, borrowings under its revolving credit facility and proceeds from its accounts receivable facility.

The following table summarizes material measures of the Company's liquidity and capital resources:

                                           (dollars in millions)
                                           August 2,   August 3,
                                              1997       1996
                                           ----------  ---------
     Working Capital                          $ 116.4    $ 125.3

     Current Ratio                             2.31:1     2.30:1

     Total Debt to Total Capitalization        0.55:1     0.62:1

     Available Lines of Credit                $  24.0    $  19.2

                   THE BON-TON STORES, INC. AND SUBSIDIARIES

For the twenty-six weeks ended August 2, 1997, net cash provided by operating activities amounted to $5.4 million, as compared to net cash used in operating activities of $8.9 million for the comparable period last year. Net cash provided by operating activities for 1997, supplemented by a $4.6 million pension asset reversion (net of federal excise tax payment), improved compared to the same period last year when additional working capital was employed to increase merchandise inventory to support the Company's inventory intensification initiative.

Net cash provided by investing activities amounted to $3.1 million for the twenty-six weeks ended August 2, 1997, compared to cash used in investing activities of $23.9 million for the comparable period last year. The net cash provided during the twenty-six week period ended August 2, 1997 was primarily a result of the proceeds received from the sale and leaseback arrangement (see
Note 4 of the Company's Form 10-Q for the quarter ended May 3, 1997).

Net cash used in financing activities amounted to $5.4 million for the twenty-six week period ended August 2, 1997, as compared to cash provided by financing activities of $36.0 million for the comparable period last year. The reduction in the cash provided by financing activities in 1997 was a result of the Company's improved 1997 operating results and the application of proceeds received from the Company's sale and leaseback arrangement. The cash provided during the twenty-six weeks ended August 3, 1996 was primarily the result of the proceeds the Company received from mortgages on the Rochester properties (as discussed in Note 2 of the 1996 Annual Report).

The Company anticipates that its cash flow from operations, supplemented by borrowings under its revolving credit facility and proceeds from its accounts receivable facility, will be sufficient to satisfy its operating cash requirements.


"SAFE HARBOR" STATEMENT:
------------------------

Certain information included in this Form 10-Q contains statements that are forward looking. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, including, but not limited to, uncertainties affecting retail in general, such as consumer confidence and demand for soft goods, risks relating to leverage and debt service, competition within primary markets in which the Company's stores are located, and the need for, and costs associated with, store renovations and other capital expenditures.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES

PART II:  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 17, 1997, the Company held its Annual Meeting of Shareholders. The following matters were submitted for vote:

  1. The following individuals were nominated and elected to serve as the directors of the Company:

M. Thomas Grumbacher    For: 36,206,087
                        Withhold Authority: 532,367

Heywood L. Wilansky     For: 36,205,687
                        Withhold Authority: 532,767

Samuel J. Gerson        For: 36,207,287
                        Withhold Authority: 531,167

Michael L. Gleim        For: 36,207,087
                        Withhold Authority: 531,367

Roger S. Hillas         For: 36,206,687
                        Withhold Authority: 531,767

Lawrence J. Ring        For: 36,207,287
                        Withhold Authority: 531,167

Leon D. Starr           For: 36,206,287
                        Withhold Authority: 532,167

Leon F. Winbigler       For: 36,206,887
                        Withhold Authority: 531,567

  2. The holders of 35,230,682 shares voted in favor of, the holders of 845,303 shares voted against, the holders of 9,115 shares abstained with respect to the adoption of the following matter:

     The amendment to the Company's 1991 Amended and Restated Stock Option and Restricted Stock Plan (the "Plan") to increase the maximum number of shares available to be issued pursuant to the exercise of options granted thereunder from 1,350,000 to 1,900,000 and to make available shares subject to options granted pursuant to the Plan to all directors.

  3. The holders of 35,986,553 shares voted in favor of, the holders of 647,027 shares voted against, the holders of 24,919 shares abstained with respect to the approval of The Bon-Ton Stores, Inc. Long-Term Incentive Plan for Principals.

  4. The holders of 36,491,376 shares voted in favor of, the holders of 143,404 shares voted against, and the holders of 23,719 shares abstained with respect to the adoption of the following matter:

     The amendment of the Company's Management Incentive Plan to permit participants to elect to receive a portion of their annual bonus in shares of Common Stock of the Company.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES

  5. The holders of 36,732,138 shares voted in favor of, the holders of 4,334 shares voted against, and the holders of 1,982 shares abstained with respect to the ratification of the selection of Arthur Andersen LLP to serve as independent accountants for the Company.



ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

Exhibit No.  Description

    27       Financial Data Schedule


(b) The Company did not file Current Reports on Form 8-K during the thirteen week period ended August 2, 1997.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           THE BON-TON STORES, INC.



Date:  September 15,1997        By:    /s/  Michael L. Gleim
       ---------------------        -------------------------------
                                          Michael L. Gleim
                                          Vice Chairman and
                                          Chief Operating Officer



Date:  September 15, 1997       By:    /s/  James H. Baireuther
       ---------------------        --------------------------------
                                          James H. Baireuther
                                          Senior Vice President and
                                          Chief Financial Officer