Form 10-Q
period 1997-11-01
BON TON STORES INC
filed 1997-12-15
CIK 878079

                                                                    Page 1 of 11
--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549



                                   FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934




     For the Quarter ended November 1, 1997           Commission File Number

                                                           0-19517



                            THE BON-TON STORES, INC.

                            2801 EAST MARKET STREET
                            YORK, PENNSYLVANIA 17402
                                 (717) 757-7660



     INCORPORATED IN PENNSYLVANIA                     IRS NO. 23-2835229
                                   -----------------




  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes    X     No
                                       ------       ------



  As of November 28, 1997 there were 8,646,344 shares of Common Stock, $0.01 par value, and 2,989,853 shares of Class A Common Stock, $0.01 par value, outstanding.

PART I:  FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS



                   THE BON-TON STORES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                          NOVEMBER 1,   FEBRUARY 1,
                                                                                             1997          1997
                                                                                          ----------    ----------
ASSETS                                                                                     (Unaudited)

CURRENT ASSETS:
 Cash and cash equivalents                                                                   $  6,234      $  6,516

 Trade and other accounts receivable, net of allowance for doubtful
  accounts of $1,594 and $2,769 at November 1, 1997 and February 1, 1997, respectively         21,981        16,306
 Merchandise inventories                                                                      229,233       161,191
 Prepaid expenses and other current assets                                                      9,603        18,389
----------------------------------------------------------------------------------------     --------      --------
      Total current assets                                                                    267,051       202,402
----------------------------------------------------------------------------------------     --------      --------
PROPERTY, FIXTURES AND EQUIPMENT at cost, less accumulated
 depreciation and amortization                                                                107,728       117,716
OTHER ASSETS                                                                                   20,675        21,134
DEFERRED INCOME TAXES                                                                              37           ---
----------------------------------------------------------------------------------------     --------      --------
      TOTAL ASSETS                                                                           $395,491      $341,252
===================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                                             $ 97,977   $ 51,626

 Accrued payroll and benefits                                                                    6,491      7,135
 Accrued expenses                                                                               20,822     25,209
 Current portion of long-term debt                                                                 586      9,763
 Current portion of obligations under capital leases                                               371        351
 Deferred income taxes                                                                           1,883      1,628
 Income taxes payable                                                                              968      3,837
--------------------------------------------------------------------------------------------  --------   --------
      Total current liabilities                                                                129,098     99,549
--------------------------------------------------------------------------------------------  --------   --------
LONG-TERM DEBT, less current maturities                                                        150,563    125,620
OBLIGATIONS UNDER CAPITAL LEASES, less current maturities                                        2,320      2,478
OTHER LONG-TERM LIABILITIES                                                                      4,095        946
DEFERRED INCOME TAXES                                                                              ---      1,174
COMMITMENTS AND CONTINGENCIES                                                                      ---        ---
--------------------------------------------------------------------------------------------  --------   --------
      Total liabilities                                                                        286,076    229,767
--------------------------------------------------------------------------------------------  --------   --------
Shareholders' Equity:
 Common Stock-authorized 40,000,000 shares at $0.01 par value; issued and outstanding
  shares of 8,570,304 and 8,349,699 at November 1, 1997 and February 1, 1997, respectively          86         83

 Class A Common Stock-authorized 20,000,000 shares at $0.01 par value; issued
  and outstanding shares of 2,989,853 at November  1, 1997 and February 1, 1997                     30         30
 Additional paid-in capital                                                                     59,616     58,182
 Deferred compensation                                                                          (2,120)    (1,259)
 Retained earnings                                                                              51,803     54,449
--------------------------------------------------------------------------------------------  --------   --------
      Total shareholders' equity                                                               109,415    111,485
--------------------------------------------------------------------------------------------  --------   --------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $395,491   $341,252
=================================================================================================================



 The accompanying notes are an integral part of these consolidated statements.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)




                                                                     THIRTEEN                   THIRTY-NINE
                                                                    WEEKS ENDED                 WEEKS ENDED
                                                              ------------------------   -------------------------
                                                              November 1,  November 2,   November 1,   November 2,
                                                                 1997         1996          1997          1996
                                                              ----------   ----------    ----------    -----------
 Net Sales                                                       $155,513     $148,374      $427,758      $408,434
 Other income, net                                                    457          497         1,420         1,519
------------------------------------------------------------------------------------------------------------------
                                                                  155,970      148,871       429,178       409,953
------------------------------------------------------------------------------------------------------------------
 Costs and Expenses:
  Costs of merchandise sold                                        97,212       93,514       268,300       255,308
  Selling, general and administrative                              51,064       48,497       144,523       141,284
  Depreciation and amortization                                     3,500        3,256         9,862         9,329
------------------------------------------------------------------------------------------------------------------
 Income from Operations                                             4,194        3,604         6,493         4,032
 Interest expense, net                                              3,254        3,979        10,026        10,877
------------------------------------------------------------------------------------------------------------------
 Income (loss) before income taxes                                    940         (375)       (3,533)       (6,845)
 Income tax expense (benefit)                                         367         (133)       (1,335)       (2,458)
------------------------------------------------------------------------------------------------------------------
 Income (loss) before extraordinary item                              573         (242)       (2,198)       (4,387)
 Extraordinary Item  loss on early extinguishment of debt,
              net of income tax benefit of $251                       ---          ---          (446)          ---
------------------------------------------------------------------------------------------------------------------
 Net Income (loss)                                               $    573     $   (242)     $ (2,644)     $ (4,387)
==================================================================================================================

PER SHARE AMOUNTS:
  Income (loss) before extraordinary item                       $   0.05      $  (0.02)     $  (0.20)     $  (0.40)
  Effect of extraordinary item                                       ---           ---         (0.04)          ---
------------------------------------------------------------------------------------------------------------------
  Net income (loss) per share                                   $   0.05      $  (0.02)     $  (0.24)     $  (0.40)
==================================================================================================================
 WEIGHTED AVERAGE SHARES OUTSTANDING                              11,752        11,064        11,078        11,063
==================================================================================================================



 The accompanying notes are an integral part of these consolidated statements.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                                                   THIRTY-NINE
                                                                   WEEKS ENDED
                                                             -------------------------
                                                             November 1,   November 2,
                                                                1997          1996
                                                             ----------    ----------
OPERATING ACTIVITIES:
 Net loss                                                      $  (2,644)    $  (4,387)
 Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                                    9,862         9,329
  Changes in operating assets and liabilities, net               (34,207)      (43,250)
--------------------------------------------------------------------------------------
   Net cash used in operating activities                         (26,989)      (38,308)

INVESTING ACTIVITIES:
 Capital expenditures, net                                        (7,331)       (7,112)
 Proceeds from sale of property, fixtures and equipment               17            17
 Proceeds from sale of accounts receivable, net                    7,300       (17,500)
 Proceeds from sale and leaseback arrangement, net                10,901           ---
--------------------------------------------------------------------------------------
   Net cash provided by (used in) investing activities            10,887       (24,595)

FINANCING ACTIVITIES:
 Payments on long-term debt and capital lease obligations       (224,375)     (143,141)
 Proceeds from issuance of long-term debt                        240,002       184,500
 Proceeds from mortgages on Rochester properties                     ---        23,400
 Proceeds from exercised stock options                               193           ---
--------------------------------------------------------------------------------------
   Net cash provided by financing activities                      15,820        64,759

   Net (decrease) increase in cash and cash equivalents             (282)        1,856

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                            6,516         6,941
--------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $6,234        $8,797
======================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                                   $9,520        $9,673
 Income taxes paid (refunded)                                    $2,191       $(8,551)



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



The unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation for interim periods have been included. The Company's business is seasonal in nature and the results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year. It is suggested these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 1, 1997 (the "1996 Annual Report").



2.  PER SHARE AMOUNTS:



Per share amounts were computed by dividing the corresponding net income or loss amounts by the weighted average number of common shares outstanding. Common share equivalents represent stock options and restricted stock grants computed using the treasury stock method and are included in the weighted average shares reported on the Consolidated Statements of Operations when the effect is dilutive.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


The following table summarizes the changes in selected operating data, illustrating the relationship of various income and expense items expressed as a percentage of net sales for each period presented:



                                                                                   Thirteen                   Thirty-nine
                                                                                  Weeks Ended                 Weeks Ended
                                                                           -------------------------   -------------------------
                                                                           November 1,   November 2,   November 1,   November 2,
                                                                               1997          1996          1997         1996
                                                                           ----------    -----------   ----------    -----------
Net sales                                                                     100.0%        100.0%        100.0%       100.0%
Other income, net                                                               0.3           0.3           0.3          0.4
--------------------------------------------------------------------------------------------------------------------------------
                                                                              100.3         100.3         100.3        100.4
--------------------------------------------------------------------------------------------------------------------------------
Costs and expenses:
 Costs of merchandise sold                                                     62.5          63.0          62.7         62.5
 Selling, general and administrative                                           32.8          32.7          33.8         34.6
 Depreciation and amortization                                                  2.3           2.2           2.3          2.3
--------------------------------------------------------------------------------------------------------------------------------
Income from operations                                                          2.7           2.4           1.5          1.0
Interest expense, net                                                           2.1           2.7           2.3          2.7
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                               0.6          (0.3)         (0.8)        (1.7)
Income tax expense (benefit)                                                    0.2          (0.1)         (0.3)        (0.6)
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item                                         0.4          (0.2)         (0.5)        (1.1)
Extraordinary item  loss on early extinguishment of debt, net of tax            ---           ---          (0.1)         ---
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                               0.4%        (0.2)%        (0.6)%        (1.1)%
================================================================================================================================



THIRTEEN WEEKS ENDED NOVEMBER 1, 1997 COMPARED TO THIRTEEN WEEKS ENDED NOVEMBER 2, 1996



For the purpose of the following discussion, all references to "third quarter of 1997" and "third quarter of 1996" are to the Company's thirteen week period ended November 1, 1997 and November 2, 1996, respectively.



NET SALES. Net sales were $155.5 million for the thirteen weeks ended November 1, 1997, an increase of 4.8% over the same period last year. Comparable store sales increased 7.1% for the period, with home, men's and ladies' sportswear categories achieving sales increases greater than Company average.



OTHER INCOME, NET. Net other income, which consisted mainly of income from leased departments, remained at 0.3% of net sales in the third quarter of 1997, the same as in the third quarter of 1996.



COSTS AND EXPENSES. Gross profit dollars in the third quarter of 1997 increased $3.4 million over the third quarter of 1996 due to the increased sales base and a reduction in the ratio of markdowns to sales. Gross profit as a percentage of net sales increased by 0.5 percentage points to 37.5% for the thirteen weeks ended November 1, 1997 from 37.0% for the comparable period last year.



Selling, general and administrative (SG&A) expenses for the third quarter of 1997 increased $2.6 million over the third quarter of last year. The increase in expense was primarily related to the expenses associated with the higher sales volume. SG&A as a percentage of sales increased by a 0.1 percentage point to 32.8% in the third quarter of 1997 from 32.7% in the third quarter of 1996 and reflects the improvement in the credit operation which was offset by the increased expenses associated with the higher sales base.



Depreciation and amortization at 2.3% of net sales for the thirteen weeks ended November 1, 1997 increased by 0.1% over the same period last year.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES


INCOME FROM OPERATIONS. Income from operations for the third quarter of 1997 was $4.2 million, or 2.7% of net sales, compared to income from operations of $3.6 million, or 2.4% of net sales, in the comparable period last year. The improvement for the period was achieved primarily through increased sales and improved gross margin rate.



The Company sells receivables through its accounts receivable facility to provide additional working capital. The pro-forma effect, as if the Company had on-balance sheet financing, would have reduced selling, general and administrative expenses by $1.7 million in the third quarter of 1997 and $1.3 million in the third quarter of 1996. The lower selling, general and administrative expenses would have been offset by a corresponding increase in interest expense for both periods. The net result of the pro-forma reclassification would reflect income from operations of $5.9 million in the third quarter of 1997 and $5.0 million for the corresponding period last year.



INTEREST EXPENSE, NET. Net interest expense decreased to 2.1% of net sales for the thirteen weeks ended November 1, 1997 compared to 2.7% of net sales for the thirteen weeks ended November 2, 1996. The decrease is primarily attributed to the lower borrowing levels and higher sales achieved in the third quarter of 1997 compared to the third quarter of 1996.



NET INCOME (LOSS). The net income for the third quarter of 1997 amounted to $0.6 million compared to a net loss of $0.2 million in the third quarter of 1996.



Due to the seasonal nature of the Company's business, the results for the current year third quarter are not necessarily indicative of the results that may be achieved for the full fiscal year of 1997.



THIRTY-NINE WEEKS ENDED NOVEMBER 1, 1997 COMPARED TO THIRTY-NINE WEEKS ENDED NOVEMBER 2, 1996


For the purpose of the following discussion, all references to "1997" and "1996" are to the Company's thirty-nine week period ended November 1, 1997 and November 2, 1996, respectively.



NET SALES. Net sales were $427.8 million for 1997, an increase of 4.7% over the same period last year. Comparable store sales increased 6.4% for the period, with shoes, ladies' sportswear categories, home and cosmetics achieving sales increases greater than Company average.



OTHER INCOME, NET. Net other income, which consisted mainly of income from leased departments, decreased to 0.3% of net sales in 1997 compared to 0.4% of net sales in 1996. The reduction in other income was primarily the result of the Company's discontinuance of certain leased departments.



COSTS AND EXPENSES. Gross profit dollars in 1997 increased $6.3 million over 1996 due primarily to the increased sales base, partially offset by the decrease in gross profit as a percentage of net sales to 37.3% for the thirty-nine week period ended November 1, 1997 from 37.5% for the comparable period last year. The decline in the margin rate was largely attributable to a lower initial markup strategy initiated by management.



Selling, general and administrative expenses for 1997 increased $3.2 million, resulting in a ratio to net sales of 33.8%, compared to 34.6% of net sales in the prior year. The rate decrease principally reflected an improvement in the credit operation and the operating leverage achieved by the Company as a result of the improvement in the Company's sales base.



Depreciation and amortization remained constant at 2.3% of net sales for the thirty-nine weeks ended November 1, 1997 and November 2, 1996.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES


INCOME FROM OPERATIONS. Income from operations for 1997 was $6.5 million, or 1.5% of net sales, compared to income from operations of $4.0 million, or 1.0% of net sales, in the comparable period last year. The improvement for the period was achieved through increased sales and gross margin dollars.



The Company sells receivables through its accounts receivable facility to
provide additional working capital.     Pro-forma effects, as if the Company had
on-balance sheet financing, would have reduced selling, general and administrative expenses by $4.9 million in 1997 and $4.8 million in 1996. The lower selling, general and administrative expenses would have been offset by a corresponding increase in interest expense for both periods. The net result of the pro-forma reclassification would reflect income from operations of $11.4 million in 1997 and $8.9 million for the corresponding period last year.



INTEREST EXPENSE, NET. Net interest expense decreased to 2.3% of net sales in 1997 compared to 2.7% of net sales in 1996. The decrease was primarily the result of lower borrowing levels incurred by the Company in 1997 as compared to the same period last year and the achievement of a higher sales base in 1997.



LOSS BEFORE EXTRAORDINARY ITEM. The net loss before the extraordinary item was $2.2 million in 1997, a 50% improvement compared to a loss of $4.4 million in 1996.



EXTRAORDINARY ITEM. The Company entered into a new asset based borrowing agreement on April 10, 1997 (see Note 4 of the Company's Form 10-Q for the quarter ended May 3, 1997). As a result of this transaction, the Company incurred an extraordinary charge of $0.4 million (net of $0.3 million income tax benefit) relating to early extinguishment of existing debt.



NET LOSS. The net loss for 1997, after the impact of the extraordinary item, amounted to $2.6 million compared to a net loss of $4.4 million in 1996.



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


The following table summarizes material measures of the Company's liquidity and capital resources:

                                             (dollars in millions)
                                           November 1,  November 2,
                                             1997          1996
                                           -----------  -----------
     Working Capital                         $138.0       $152.8

     Current Ratio                           2.07:1       2.38:1

     Total Debt to Total Capitalization      0.58:1       0.66:1

     Available Lines of Credit              $  42.2      $  12.5

                   THE BON-TON STORES, INC. AND SUBSIDIARIES


For the thirty-nine weeks ended November 1, 1997, net cash used in operating activities amounted to $27.0 million, as compared to net cash used in operating activities of $38.3 million for the comparable period last year. Net cash used in operating activities in 1997, supplemented by a $4.8 million pension asset reversion (net of federal excise tax payment), decreased as compared to the same period last year when additional working capital was employed to increase merchandise inventory to support the Company's inventory intensification initiative. The inventory intensification program, initiated by the Company in 1996, provides a deeper assortment of merchandise in key categories, enabling the Company to offer a greater selection of colors and sizes, ensuring appropriate in-stock position to provide the customers with what they want.



Net cash provided by investing activities amounted to $10.9 million for the thirty-nine weeks ended November 1, 1997, compared to cash used in investing activities of $24.6 million for the comparable period last year. The net cash provided during the thirty-nine week period ended November 1, 1997 was primarily a result of the proceeds received from the sale and leaseback arrangement (see
Note 4 of the Company's Form 10-Q for the quarter ended May 3, 1997) and the Company's further utilization of the accounts receivable facility.



Net cash provided by financing activities amounted to $15.8 million for the thirty-nine week period ended November 1, 1997, as compared to cash provided by financing activities of $64.8 million for the comparable period last year. The cash required from financing activities in 1997 decreased primarily as a result of the Company's improved operating performance, the application of proceeds received from the Company's sale and leaseback arrangement, the further utilization of the Company's account receivable facility and funds provided by the pension assets reversion. The cash provided during the thirty-nine weeks ended November 2, 1996 was primarily the result of increased borrowings from long-term debt and proceeds the Company received from mortgages on the Rochester properties (as discussed in Note 2 of the 1996 Annual Report).



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


PART II:  OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:



Exhibit No.  Description



    27       Financial Data Schedule



(b) The Company did not file Current Reports on Form 8-K during the thirteen week period ended November 1, 1997.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 THE BON-TON STORES, INC.



Date:    December 15,1997        By:    /s/  Michael L. Gleim
       ----------------------         -----------------------------------
                                           Michael L. Gleim
                                           Vice Chairman and
                                           Chief Operating Officer



Date:    December 15, 1997       By:   /s/  James H. Baireuther
      -----------------------        ------------------------------------
                                           James H. Baireuther
                                           Senior Vice President and
                                           Chief Financial Officer