Form 10-K
period 1998-01-31
BON TON STORES INC
filed 1998-04-29
CIK 878079

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                     ANNUAL REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934


     For the Fiscal Year Ended                Commission File Number
       January 31, 1998                                       0-19517


                           THE BON-TON STORES, INC.
                            2801 EAST MARKET STREET
                           YORK, PENNSYLVANIA, 17402
                                (717) 757-7660


     INCORPORATED IN PENNSYLVANIA                             IRS NO. 23-2835229

                                   __________________________

     Securities registered pursuant to Section 12(b) of the Act:      None

     Securities registered pursuant to Section 12(g) of the Act:      Common Stock, $.01 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                               ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [x]

     As of March 30, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $79,281,626.00, based upon the closing price of $15.75 per share on March 30, 1998, as reported by the Nasdaq National Market.*

     As of March 30, 1998, there were 8,924,697 shares of Common Stock, $.01 par value, and 2,989,853 shares of Class A Common Stock, $.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part II - Portions of the Registrant's Annual Report to security holders
     for Fiscal Year Ended January 31, 1998   ("Annual Report").
     Part III - Portions of the Registrant's  Proxy Statement with respect to
     its 1998 Annual Meeting of Shareholders   ("Proxy Statement").

_____________________________
* Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the Registrant, without conceding that all such persons are "affiliates" of the Registrant for purposes of the federal securities laws.

--------------------------------------------------------------------------------

     As used in this Annual Report on Form 10-K, references to a "fiscal year" refer to the 52 or 53 week period ending on the Saturday nearer January 31 of the following calendar year (e.g. a reference to fiscal 1996 is a reference to the fiscal year ended February 1, 1997).

"SAFE HARBOR" STATEMENT
-----------------------

     Certain information included in this Annual Report on Form 10-K contains statements that are forward looking. Such forward-looking information involves certain risks and uncertainties that could significantly affect anticipated results in the future, including, but not limited to, uncertainties affecting retail generally (such as consumer confidence and demand for soft goods); risks relating to the leverage and debt service of the Company; and competition within the markets in which the Company's stores are located.

                                    PART I

ITEM 1.   BUSINESS

GENERAL

     The Bon-Ton Stores, Inc., together with its subsidiaries (collectively, the "Company" or "The Bon-Ton"), operates 64 quality fashion department stores in secondary markets with 35 stores in Pennsylvania, 24 in New York, three stores in Maryland and one store in each of West Virginia and New Jersey. The Company's strategy focuses on being the premier fashion retailer in smaller markets that demand, but often have limited access to, better branded merchandise. In many of its markets, The Bon-Ton is the primary destination for branded fashion merchandise from top designers such as Calvin Klein, Liz Claiborne, Nautica, Ralph Lauren and Tommy Hilfiger.

     The Bon-Ton provides an in-depth selection of high-quality, well-known branded merchandise at competitive prices in upscale shopping environments.
None of The Bon-Ton's stores are located in major metropolitan markets, and most are located in smaller secondary markets. The Bon-Ton's strategic focus is on smaller secondary markets that are served primarily by moderate-price competitors offering a more limited selection of better branded fashion merchandise. The Company's executive offices are located at 2801 East Market Street, York, Pennsylvania.

MERCHANDISING

     The Bon-Ton stores offer moderate and better fashion apparel, home furnishings, cosmetics, accessories, shoes and other items. The Company's sales of apparel constituted 63% of sales in fiscal year 1997. The chart below illustrates the sales by product category for fiscal 1997, fiscal 1996 and fiscal 1995:

                              FISCAL YEAR
                         ----------------------
MERCHANDISE CATEGORY      1997    1996    1995
--------------------     ------  ------  ------
  Women's clothing.....   28.0%   27.4%   27.0%
  Men's clothing.......   17.8    17.7    17.6
  Home.................   12.2    12.0    11.8
  Cosmetics............    9.7     9.8    10.0
  Children's clothing..    7.0     7.4     8.1
  Accessories..........    7.3     7.9     8.1
  Junior's clothing....    5.5     5.5     5.6
  Intimate apparel.....    5.0     5.3     5.1
  Shoes................    5.0     4.7     4.4
  Fine Jewelry.........    2.0     1.7     1.6
  Beauty Salon.........    0.5     0.6     0.7
                         -----   -----   -----

     Total.............  100.0%  100.0%  100.0%
                         =====   =====   =====

     The Company carries a number of highly recognized brand names, including Calvin Klein, Cole Haan, Estee Lauder, Jones New York, Kenneth Cole, Liz Claiborne, Nautica, Nine West, Ralph Lauren, Steve Madden, Tommy Hilfiger, Tommy Hilfiger Jeans and Via Spiga, and within these brands chooses collections which balance fashion, price and selection.

     The Company continues to implement its strategy of shifting the merchandise mix from predominantly moderate to a higher proportion of better brands and assessing each store to determine the appropriate product mix for the market it serves. As part of this process, the Company has revised its inventory strategy to carry a deeper selection from fewer, select vendors.

     Complementing its branded merchandise, the Company's exclusive private brand merchandise provides fashion at competitive pricing under names such as Andrea Viccaro, Jenny Buchanan, Susquehanna Trail Outfitters and Susquehanna Blues. The Bon-Ton views its private brand merchandise as a strategic addition to its strong array of highly recognized, quality national brands and as an opportunity to increase brand exclusiveness, customer loyalty and competitive differentiation.

     The Company's business, like that of most retailers, is subject to seasonal fluctuations, with the major portion of sales and income realized during the latter half of each fiscal year, which includes the back-to-school and holiday seasons.

MARKETING

     The Bon-Ton seeks to attract new customers and to maintain customer loyalty with frequent-shopper clubs such as "Club X", which was created for the Company's junior customers. Through its "retail-tainment" programs, the Company promotes in-store events such as fashion shows, wardrobe seminars and cooking demonstrations in selected markets, and tie-ins with local charitable and cultural organizations.

     The Company attracts customers by offering services such as free gift wrap, special order capability and in-store alterations. In addition, through its "Certified Value" program, the Company maintains everyday value prices on staple items such as turtlenecks, T-shirts, shorts and denim within major product groups. To increase merchandise turnover, the Company systematically marks down slow-selling merchandise that is no longer current.

     The Company conducts its advertising and promotional programs through newspaper advertisements, direct mail and, to a lesser extent, local television and radio. The Company maintains an in-house advertising group that produces substantially all of its print advertising. The effectiveness of the Company's direct mail efforts has been greatly enhanced through database management systems. By accurately identifying the predictors of response to its direct mail pieces, the Company now has the ability to rank, score and select customers with event-specific information.

STORE FACILITIES

     The Company's stores vary in size from approximately 45,000 to 160,000 gross square feet with 42 of such stores at less than 90,000 gross square feet. All but two of the Company's stores are anchor tenants in shopping malls or in, or adjacent to, strip shopping centers. All of the Company's stores are operated as "The Bon-Ton".

     The following table sets forth the total of The Bon-Ton stores at the beginning and end of each of the last five fiscal years, including the number of additional stores from acquisitions and the opening of new stores and the number of store closures:

Fiscal Year                1997    1996     1995     1994     1993
-----------                ----    ----     ----     ----     ----
Number of stores:
   Beginning of year         64      68       69       35       36
   Additions                  0       1        4       35        1
   Closings                   0      (5)      (5)      (1)      (2)
                           ----    ----     ----     ----     ----
   End of year               64      64       68       69       35

EXPANSION

     The Company was incorporated in Pennsylvania in 1996 and is the successor to S. Grumbacher & Son, a family business which was founded in 1898.

     In 1994, the Company doubled its number of stores with three acquisitions involving 35 stores, including 19 stores from Hess's Department Stores, Inc., the ten stores of Adam, Meldrum & Anderson Co., Inc., based in Buffalo, New York and the six stores of C.E. Chappell & Sons, Inc., based in Syracuse, New York. In 1995 and 1996, the Company entered the Rochester and Elmira, New York markets with four acquired stores and the opening of one additional store, and opened a new store in Jamestown, New York in March 1998. In addition, the Company closed ten stores between March 1995 and January 1997 to eliminate mall or market duplication resulting from such acquisitions or to close underperforming stores, and closed its Rome, Georgia store in April 1998.

     The Company plans to maintain its growth by expanding and upgrading its existing stores and by opening new stores and will consider opportunities for growth through acquisitions of department store companies or their real estate assets if and when such opportunities arise. The Company's market positioning strategy has been to locate its new stores or acquire existing companies or their stores in secondary markets generally within or contiguous to its existing areas of operations.


PURCHASING

     The Bon-Ton's strategy is to build relationships with its top vendors, creating working alliances that will be mutually beneficial to the vendor and the Company. The Company has reduced its total number of vendors by 44% since 1994 and, as of January 1998, the Company purchases merchandise from approximately 1,350 domestic and foreign manufacturers and suppliers, with relatively little concentration in any one supplier.

     The Company purchases certain of its private brand merchandise through Frederick Atkins, Inc. ("Atkins"), an association of major retailers that provides its members with group purchasing opportunities. The Company's membership in Atkins also entitles it to receive current information about marketing and operating trends.


MANAGEMENT INFORMATION AND CONTROL SYSTEM

     The Company operates a proprietary management information and control system with the capability to track inventory from the distribution centers to the point-of-sale and to generate financial reports by multiple categories. The Company currently operates seven primary system modules: Merchandising; Financial; Point-of-Sale; Purchase Order Management; Financial Transfer; Receiving; and Planning & Allocation. The Company utilizes the information generated from these modules to execute timely decisions in relation to the management of its business on a daily, weekly and monthly basis.

     The Company is in the process of enhancing its management information and control system to utilize advance shipping information through an electronic data interchange in order to expedite the flow of merchandise through the distribution centers. The Company believes that this system will provide improved productivity and better in-stock availability. The Company also plans to modernize its in-store systems over the next several years to improve operating efficiencies. The use of radio frequency for barcode scanning will streamline price change processing, re-ticketing, price audits and signage for promotional events, and an upgrade to the point-of-sale system, including an updated gift registry system, is planned to further enhance customer service and inventory management.


YEAR 2000 DATE CONVERSION

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming century change in the year 2000. If not corrected, many computer applications could fail or create erroneous results when processing year 2000 data.

     The Company has completed an assessment of the potential effects of the year 2000 century change and has established a central office to coordinate the identification, evaluation and implementation of changes to the Company's systems and applications necessary to achieve a year 2000 date conversion. All internally developed systems, which represent 69% of installed applications, have been modified to process year 2000 dates. The remaining systems are commercially supplied software packages maintained by third party vendors and are scheduled to be upgraded to a year 2000 version or replaced over the next 18 months. All installed systems require testing, which is planned over the next two years. The cost to complete the conversion, including internal personnel costs, is estimated to be $1,100,000. The Company is communicating with major suppliers, financial institutions and service providers to coordinate the conversion effort.


CUSTOMER CREDIT

     Bon-Ton customers may pay for their purchases with The Bon-Ton proprietary credit card, Visa, Mastercard, American Express, cash or check.

     The Company has made a significant investment in its credit card program since it believes that The Bon-Ton credit card holders generally constitute its most loyal and active customers; during fiscal 1997, the average dollar amount for proprietary credit card purchases substantially exceeded the average dollar amount for cash purchases. The Company believes that its credit card is a particularly productive tool for customer segmentation and target marketing.

     During fiscal 1997 and 1996, the Company issued 273,000 and 255,000 Bon-Ton credit cards, respectively, for newly opened accounts.

     The following table summarizes the percentage of total sales generated by payment type:

TYPE OF PAYMENT                                          FISCAL YEAR
----------------                                ---------------------------
                                                 1997       1996      1995
                                                ------     ------    ------
Bon-Ton credit card............................    50%        51%      55%
Visa, Mastercard, American Express.............    22         20       16
Cash or check..................................    28         29       29
                                                  ----       ----     ----
     Total.....................................   100%       100%     100%
                                                  ====       ====     ====

     All phases of The Bon-Ton proprietary credit card operation are handled by the Company except statement mailing and the processing of customer mail payments, which processing is performed pursuant to a retail lockbox agreement with a bank. Decisions whether to issue a credit card to an applicant are made on the basis of a credit scoring system. According to the National Retail Federation, net write-offs as a percentage of credit sales for the retail industry ranged from 1.06% to 5.09% in 1996. The Company's bad debt expense is in the lower end of this range.

COMPETITION

     The Company faces competition for customers from traditional department stores such as J. C. Penney and Company, Inc. ("J.C. Penney"), Federated Department Stores Inc. ("Federated"), The May Department Stores Company ("The May Company") and Sears, Roebuck and Co. ("Sears"), from regional department stores such as Boscov's and from specialty stores and catalogue and other retailers. In addition, the Company faces competition for store locations from other department stores and other large retailers. In a number of its markets, the Company competes for customers with national department store chains which are better established in such markets than the Company and which offer a similar mix of better branded merchandise as the Company. In other markets, the Company faces potential competition from national chains that to date have not entered such markets and from national chains which have stores in the Company's markets but currently do not carry similar better branded goods as the Company. In all markets, the Company generally competes for customers with department stores offering moderately priced goods. Many of the Company's competitors are units of large national or regional chains that may have substantially greater financial and other resources than the Company. Some of the Company's competitors have greater leverage with vendors of better merchandise than the Company, which may allow such competitors to obtain such merchandise more easily or on better terms than the Company. Competition with The May Company, in particular, increased during fiscal 1994 and 1995 as a result of The Bon-Ton's entry into certain markets in which The May Company stores are located and The May Company's entry into certain markets in which The Bon-Ton's stores are located. Currently, The Bon-Ton competes directly with The May Company in a significant number of The Bon-Ton's geographic markets. In several of the Company's markets, the Company's stores compete with other department stores in the immediate vicinity which are larger and/or have a superior location in the relevant mall or local shopping area.

     The Company believes it compares favorably with its competitors with respect to quality, depth and breadth of merchandise, prices for comparable quality merchandise, customer service and store environment. The Company also believes its knowledge of smaller secondary markets in particular, developed over its many years of operation, and its focus on secondary markets as its primary area of operation, give it an advantage that cannot be readily duplicated.


ASSOCIATES

     As of January 31, 1998, the Company had approximately 2,600 full-time and 6,000 part-time associates. The Company also employs additional part-time clerks and cashiers during peak periods. None of the Company's associates are represented by a labor union. The Company believes that its relationship with its associates is good.


ITEM 2.   PROPERTIES.

     The Company leases 56 of its stores and owns eight stores, three of which are subject to ground leases. The Company leases a total of 154,600 square feet for its executive and administrative offices which are located at or near the York Mall in York, Pennsylvania. The Company also leases the land (but owns the building) for its 143,700 square foot distribution center in York, Pennsylvania and leases its 326,000 square foot distribution center in Allentown, Pennsylvania.

     The following table provides certain information regarding the Company's store properties:

                                   STORE PROPERTIES
                                   ----------------
                                                         APPROXIMATE
                                                         GROSS SQUARE
  MARKET                  LOCATION                       FEET
  ------                  --------                       ------------
  PENNSYLVANIA

     Allentown            South Mall                          111,000
     Bethlehem            Westgate Mall                       107,100
     Bloomsburg           Columbia Mall                        46,100
     Butler               Clearview Mall                       63,600
     Carlisle             Carlisle Plaza Mall                  59,900
     Chambersburg         Chambersburg Mall                    55,600
     Doylestown           Doylestown Shopping Center           55,500
     Easton               Palmer Park Mall                    120,200
     Greensburg           Westmoreland Mall                    99,900
     Hanover              North Hanover Mall                   67,600
     Harrisburg           Camp Hill  (Free Standing)          145,200
                          Colonial Park Shopping Center       136,500
     Indiana              Indiana Mall                         60,400
     Johnstown            The Galleria                         80,900
     Lancaster            Park City Center                    144,800
     Lebanon              Lebanon Plaza Mall                   53,700
     Lewistown            Central Business District            46,700
     Oil City/Franklin    Cranberry Mall                       45,200
     Pottsville           Schuylkill Mall                      61,100
     Quakertown           Richland Mall                        88,100
     Reading              Berkshire Mall                      159,400
     Scranton             Keyser Oak Plaza                     57,600
     State College        Nittany Mall                         70,200
     Stroudsburg          Stroud Mall                          87,000
     Sunbury              Susquehanna Valley Mall              60,200
     Trexlertown          Trexler Mall                         54,000
     Uniontown            Uniontown Mall                       71,000
     Warren               Warren Mall                          50,000
     Washington           Franklin Mall                        78,100
     Williamsport         Lycoming Mall                        60,100
     Wilkes-Barre         Midway Shopping Center               66,000
                          Wyoming Valley Mall                 159,500
     York                 York Galleria                       128,200
                          Queensgate Shopping Center           85,100
                          West Manchester Mall                 80,200

                                                         APPROXIMATE
                                                         GROSS SQUARE
  MARKET                   LOCATION                      FEET
  ------                   --------                      ------------
     NEW YORK

       Binghamton          Oakdale Mall                     80,000
       Buffalo             Northtown Plaza                 100,800
                           Walden Galleria                 150,000
                           Eastern Hills Mall              151,200
                           McKinley Mall                    97,200
                           Sheridan/Delaware Plaza         124,100
                           Southgate Plaza                 100,500
       Elmira              Arnot Mall                       74,800
       Ithaca              Pyramid Mall                     52,400
       Jamestown           Chautauqua Mall                  60,000
       Lockport            Lockport Mall                    82,000
       Massena             St. Lawrence Centre              51,000
       Niagara Falls       Summit Park Mall                 88,100
       Olean               Olean Mall                       73,000
       Rochester           The Mall at
                            Greece Ridge Center            144,600
                           The Marketplace Mall            100,000
                           Irondequoit Mall                102,600
                           Eastview Mall                   118,900
       Saratoga Springs    Wilton Mall                      71,700
       Syracuse            Carousel Center                  80,000
                           Camillus Mall                    64,700
                           Great Northern Mall              98,400
                           Shoppingtown Mall                70,100
       Watertown           Salmon Run Mall                  50,200


     MARYLAND

       Cumberland          Country Club Mall                60,900
       Frederick           Frederick Towne Mall             77,900
       Hagerstown          Valley Mall                     100,000

     WEST VIRGINIA

       Martinsburg         Martinsburg Mall                 65,800


     NEW JERSEY

       Phillipsburg        Phillipsburg Mall                65,000


     ITEM 3.   LEGAL PROCEEDINGS.

          The Company is involved in various proceedings that are incidental to its normal course of business. The Company does not expect that any of such proceedings will have a material adverse effect on the Company's financial position or results of operations.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

     ITEM A.   EXECUTIVE OFFICERS OF THE COMPANY.

          Certain information with respect to the executive officers of the Company is provided below:

               NAME                AGE                    POSITION
--------------------------------   ---       -----------------------------------
Heywood Wilansky................   50        President, Chief Executive Officer
                                             and Director

M. Thomas ("Tim") Grumbacher....   58        Chairman of the Board and Director

Michael L. Gleim................   55        Vice Chairman - Chief Operating
                                             Officer and Director

Douglas Lamm....................   51        Executive Vice President -
                                             Softlines Merchandise

James H. Baireuther.............   51        Senior Vice President-Chief
                                             Financial Officer

Robert W. Bennet................   41        Senior Vice President-General
                                             Merchandise Manager

Jack Boonshaft..................   55        Senior Vice President-Stores

J. Rick Cusick .................   40        Senior Vice President-General
                                             Merchandise Manager

H. Stephen Evans................   48        Senior Vice President-Real Estate,
                                             Legal and Governmental Affairs

Elizabeth R. Feher..............   37        Senior Vice President-General
                                             Merchandise Manager

William T. Harmon...............   43        Senior Vice President-Sales
                                             Promotion, Marketing and Strategic
                                             Planning

Theodore C. Johnson, Jr.........   64        Senior Vice President-Human
                                             Resources

Cheryl Jan Ladnier..............   49        Senior Vice President-Product
                                             Development, Fashion Merchandising
                                             and Special Events

Patrick J. McIntyre.............   53        Senior Vice President-Chief
                                             Information Officer

Ryan J. Sattler.................   53        Senior Vice President-Operations

Stephen M. Sloane...............   51        Senior Vice President-General
                                             Merchandise Manager

Stephanie Stough................   46        Senior Vice President-Merchandise
                                             Planning & Control

     Mr. Wilansky joined the Company in August 1995 as President, Chief Executive Officer and a director. Prior to joining the Company, Mr. Wilansky was employed by The May Company for more than 19 years. From 1992 to August 1995, he was President and Chief Executive Officer of the Foley's division of The May Company, and from 1991 to 1992, he was President and Chief Executive Officer of the Filene's division of The May Company. Prior to that, he was with the Hecht's and Lord & Taylor divisions of The May Company.

     Mr. Grumbacher joined the Company in 1961 and has been Chairman of the Board since August 1991. From 1977 to 1989, he was President and from 1985 to 1995, he was Chief Executive Officer of the Company.

     Mr. Gleim joined the Company in 1989 as Executive Vice President and Chief Administrative Officer. He became Senior Executive Vice President and a director in 1991, and Vice Chairman and Chief Operating Officer in December 1995. Prior to joining the Company, Mr. Gleim was employed by Federated for more than 25 years.

     Mr. Lamm joined the Company as Senior Vice President - General Merchandise Manager in October 1995 and was appointed Executive Vice President - Softlines Merchandise in February 1998. Prior to joining the Company, Mr. Lamm owned a chain of women's large size apparel boutiques from 1988 to 1995, and from 1984 to 1988 was Senior Vice President and General Merchandise Manager at Venture Stores, Inc. in St. Louis.

     Mr. Baireuther joined the Company as Senior Vice President - Chief Financial Officer in June 1996. From September 1994 until he joined the Company, Mr. Baireuther was Senior Vice President - Chief Financial Officer at DAC Vision ("DAC"), a manufacturer and distributor of optical supplies. Prior to joining DAC, he was Executive Vice President - Chief Financial Officer for Eye Care Centers of America, a retail optical superstore chain and wholly-owned subsidiary of Sears, from 1989 to 1994. From 1969 to 1989, Mr. Baireuther held a variety of positions with Sears including Director of Mergers and Acquisitions, Manager of Corporate Financial Analysis and Controller.

     Mr. Bennet joined the Company in March 1993 as Divisional Vice President - Divisional Merchandise Manager. In February 1998, Mr. Bennet was named Senior Vice President - General Merchandise Manager. Prior to joining the Company, Mr. Bennet was with the Famous-Barr division of The May Company for more than fourteen years, last serving as Divisional Merchandise Manager - Accessories.

     Mr. Boonshaft joined the Company in January 1996 as Vice President - Stores' Merchandising and was named Senior Vice President - Stores in February 1998. Prior to joining the Company, Mr. Boonshaft was with the Hecht's division of The May Company, where his last position was Regional Vice President - Stores from 1986 to 1995.

     Mr. Cusick joined the Company in October 1996 as Divisional Vice President
- Divisional Merchandise Manager and was named Senior Vice President - General Merchandise Manager in July 1997. Prior to joining the Company, Mr. Cusick was at Marshall's from September 1995 to February 1996, where he held the position of Divisional Vice President - Divisional Merchandise Manager. From 1980 to 1995, Mr. Cusick held a variety of merchandising positions with Filene's, Foley's and The Broadway.

     Mr. Evans joined the Company as Senior Vice President - Real Estate in 1991 and was named Senior Vice President - Real Estate, Legal and Governmental Affairs in 1993. Mr. Evans was previously employed by J.C. Penney for more than twelve years.

     Ms. Feher joined the Company as Divisional Vice President - Divisional Merchandise Manager in October 1994 and was named Senior Vice President - General Merchandise Manager in February 1998. Ms. Feher was previously associated with Hess's Department Stores, Inc., where she served as Vice President - Merchandise Manager for over six years.

     Mr. Harmon joined the Company as Senior Vice President - Sales Promotion, Marketing and Strategic Planning in June 1997. From December 1992 to June 1997, Mr. Harmon was Senior Vice President - Merchandise Planning and Assistant to the President of Foley's, and from June 1989 to December 1992 he was Vice President
- Assistant to the President of Filene's. Prior to that, he was employed by McKinsey & Company for seven years.

     Mr. Johnson has been Senior Vice President - Human Resources of the Company since 1988.

     Ms. Ladnier joined the Company as Senior Vice President - Sales Promotion and Marketing in December 1993, was subsequently named Senior Vice President-Marketing and Corporate Communications. In May 1997 she was named Senior Vice President - Product Development, Fashion Merchandising and Special Events. Prior to joining the Company, Ms. Ladnier had been with Neiman-Marcus as Corporate Vice President - Public Relations from January 1993 until October 1993, and prior to that she was with The May Company for fourteen years.

     Mr. McIntyre joined the Company as Senior Vice President - Chief Information Officer in June 1997. From 1988 to June 1997, Mr. McIntyre was Senior Vice President - Chief Information Officer for the Cato Corporation, a women's specialty retailer. Prior to that, he held similar positions with the Higbee Company and Burdine's Department Store.

     Mr. Sattler joined the Company as Vice President - Distribution and Operations in 1986 and was promoted to Senior Vice President - Operations in 1990.

     Mr. Sloane joined the Company as Senior Vice President - General Merchandise Manager in February 1997. From December 1995 until February 1997, Mr. Sloane was Vice President - General Merchandise Manager at Dick's Clothing & Sporting Goods, and from July 1995 until December 1995 he was Vice President - General Merchandise Manager at McRae's Department Stores. Prior to that, Mr. Sloane was associated with The May Company for over 17 years, having most recently served as Vice President-Merchandising at Foley's.

     Ms. Stough joined the Company in March 1987 as Director of Merchandise Planning and Control. In February 1991 she was promoted to Vice President - Merchandise Planning and Control and in May 1997 she was promoted to Senior Vice President - Merchandise Planning and Control.


                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock, $.01 par value ("Common Stock"), is traded on the Nasdaq National Market (symbol: BONT). There is no established public trading market for the Company's Class A Common Stock, $.01 par value ("Class A Common Stock"). The Class A Common Stock is convertible on a share for share basis into Common Stock. The following table sets forth for the periods indicated the range of the sales price of the Common Stock as furnished by
Nasdaq:

                                   FISCAL 1997
                              --------------------
                               HIGH        LOW
                              -------  -----------
       1st Quarter            $ 7.375      $ 5.625
       2nd Quarter              9.125        6.250
       3rd Quarter             15.000        7.875
       4th Quarter             17.500       11.750

                                   FISCAL 1996
                              --------------------
                               HIGH        LOW
                              -------  -----------
       1st Quarter            $8.250       $4.875
       2nd Quarter             6.875        5.000
       3rd Quarter             6.750        5.125
       4th Quarter             7.375        4.875

     On March 30, 1998, there were approximately 300 shareholders of record of the Company's Common Stock and five shareholders of record of the Company's Class A Common Stock.

     The Company has not paid cash dividends since its initial public offering in September 1991 and does not anticipate paying any cash dividends in the foreseeable future. The Company intends to retain its earnings, if any, for the operation and expansion of its business. The payment and rate of future dividends, if any, are subject to the discretion of the Board of Directors of the Company and will depend upon the Company's earnings, financial condition, capital requirements, contractual restrictions under its current indebtedness and other factors. The Company's revolving credit facility contains restrictions on the Company's ability to pay dividends and make other distributions.

ITEM 6.   SELECTED FINANCIAL DATA.

     Item 6 is hereby incorporated by reference to the material under "Selected Consolidated Financial and Operating Data" on page 25 of the Company's Annual Report attached hereto as Exhibit 13.1.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.

     Item 7 is hereby incorporated by reference to the material under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 26 through 29 of the Company's Annual Report, attached hereto as exhibit 13.2.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Item 8 is hereby incorporated by reference to the Report of Independent Public Accountants, Consolidated Financial Statements and Notes thereto on pages 30 through 47 of the Company's Annual Report, attached hereto as exhibit 13.3.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE.

     None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I as Item A, in accordance with General Instruction G(3) to Form 10-K. The remainder of the information called for by this Item will be contained in the Company's Proxy Statement and is hereby incorporated by reference thereto.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information called for by this Item will be contained in the Company's Proxy Statement and is hereby incorporated by reference thereto (other than the information called for by Item 402(i), (k) and (l) of Regulation S-K, which is not incorporated herein by reference).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT.

     The information called for by this Item will be contained in the Company's Proxy Statement and is hereby incorporated by reference thereto.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by this Item will be contained in the Company's Proxy Statement and is hereby incorporated by reference thereto.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
            AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:

  1.      Consolidated Financial Statements -- See Item 8 above.

  2. Consolidated Financial Statement Schedules -- See the Index to Consolidated Financial Statement Schedules on page F-1.

  3.      Exhibits:

The following exhibits are filed herewith or incorporated by reference as indicated below:

EXHIBIT                                               DOCUMENT IF INCORPORATED
  NO.       DESCRIPTION                               BY REFERENCE
-------     -----------                               ------------
3.1         Articles of Incorporation                 Exhibit 3.1 to the Company's Report on Form 8-B, File No. 0-19517 ("Form 8-B")

3.2         Bylaws                                    Exhibit 3.2 to Form 8-B

10.1        Shareholder's Agreement by and among      Exhibit 10.3 to Amendment No. 2 to the Company's Registration Statement on
            the Company and the shareholders          Form S-1, File No. 33-42142 ("1991 Form S-1")
            named therein

*10.2(a)    Employment Agreement between the           Exhibit 99 to the Company's Report on Form 8-K dated March 26, 1998, File No.
            Company and Heywood Wilansky               0-19517.

*    (b)    The Bon-Ton Stores, Inc. Supplemental      Exhibit 10.2(b) to the Company's Registration Statement on Form S-1 dated
            Executive Retirement Plan for              March 27, 1998, File No. 333-48811 ("1998 Form S-1")
            Heywood Wilansky

*    (c)    The Bon-Ton Stores, Inc. Five Year Cash    Exhibit 10.2(c) to 1998 Form S-1
            Bonus Plan for Heywood Wilansky

*10.3       Employment Agreement between the           Exhibit 10.4 to Form 8-B
            Company and Michael L. Gleim

*10.4       Form of severance agreement between        Exhibit 10.14 to Form 8-B
            the Company and certain of its executive
            officers

*10.5(a)    Amended and Restated 1991 Stock Option     Exhibit 4.1 to the Company's Registration Statement on Form S-8, File No.
            and Restricted Stock Plan                  333-36633

*    (b)    Phantom Equity Replacement Stock Option    Exhibit 10.18 to 1991 Form S-1
            Plan

10.6        Ground Leases for distribution center      Exhibit 10.12 to 1991 Form S-1
            located in York, Pennsylvania between
            the Company and M. Thomas Grumbacher,
            as amended

10.7        Ground Lease for York Galleria store,      Exhibit 10.14 to 1991 Form S-1
            York, Pennsylvania between the Company
            and MBM Land Associates Limited
            Partnership

10.8 (a)    Sublease of Butler, Pennsylvania store     Exhibit 10.15 to 1991 Form S-1
            between the Company and M. Thomas
            Grumbacher

     (b)    First Amendment to Butler, Pennsylvania    Exhibit 10.21 to Amendment No. 1 to 1991 Form S-1
            sublease

     (c)    Corporate Guarantee with respect to        Exhibit 10.24 to Amendment No. 1 to 1991 Form S-1
            Butler, Pennsylvania lease

10.9 (a)    Sublease of Oil City, Pennsylvania store   Exhibit 10.16 to 1991 Form S-1
            between the Company and M. Thomas
            Grumbacher

     (b)    First Amendment to Oil City, Pennsylvania  Exhibit 10.22 to Amendment No. 1 to 1991 Form S-1
            sublease

     (c)    Corporate Guarantee with respect to Oil    Exhibit 10.26 to Amendment No. 1 to 1991 Form S-1
            City, Pennsylvania lease

*10.10      The Company's Profit Sharing/Retirement    Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year
            Savings Plan, amended and restated as of   ended January 28, 1995 ("1994 Form 10-K")
            July 1, 1994

10.11 (a)  Amended and Restated              Exhibit 10.16(a) to Amendment No.
           Receivables Purchase              2 to 1998 Form S-1
           Agreement dated as of
           January 12, 1995 among
           The Bon-Ton Receivables
           Corp., The Bon-Ton
           Receivables Partnership,
           L.P., Falcon Asset
           Securitization Corporation,
           The First National
           Bank of Chicago, and the
           other financial
           institutions party thereto

      (b)  Amendment dated as of June 30,    Exhibit 10.16(b) to Amendment No.
           1995 to Amended and Restated      1 to 1998 Form S-1
           Receivables Purchase Agreement

*10.12     Management Incentive Plan         Exhibit 10.13 to the Company's
           and Addendum to Management        Annual Report on Form 10-K
           Incentive Plan                    for the fiscal year ended February
                                             1, 1997 ("1996 Form 10-K")

*10.13     The Bon-Ton Stores, Inc.          Exhibit 10.14 to 1996 Form 10-K
           Long-Term Incentive Plan
           For Principals

10.14 (a)  Credit Agreement dated as of      Exhibit 10.1 to the Company's
           April 15, 1997 among the          Quarterly Report on Form 10-Q
           Company, Adam, Meldrum            for the quarter ended May 3, 1997
           & Anderson Co, Inc., and The      ("Form 10-Q")
           Bon-Ton Stores of Lancaster,
           Inc., the Other Credit Parties
           Signatory thereto, the Lenders
           Signatory thereto from time to
           time, the First National
           Bank of Boston and General
           Electric Capital Corporation

      (b)  First Amendment to Credit         Exhibit 10.3(b) to 1998 Form S-1
           Agreement

      (c)  Second Amendment to Credit        Exhibit 10.3(c) to 1998 Form S-1
           Agreement

      (d)  Third Amendment to Credit         Exhibit 10.3(d) to 1998 Form S-1
           Agreement

13.1       Page 25 of the Company's Annual Report.

13.2       Pages 26 through 29 of the Company's Annual Report.

13.3       Pages 30 through 47 of the Company's Annual Report.

21.        Subsidiaries of the Registrant.

23.        Consent of Arthur Andersen LLP.

27.1       Financial Data Schedule - Year ended January 31, 1998.

27.2 Restated Financial Data Schedule - Periods ended May 3, 1997, August 2, 1997 and November 1, 1997.

27.3 Restated Financial Data Schedule - Year ended February 1, 1997 and Periods ended May 4, 1996, August 3, 1996 and November 2, 1996.

(b)  Reports on Form 8-K filed during the fourth quarter.

                None

     ________________________________________________
     * Constitutes a management contract or compensatory plan or arrangement.


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE BON-TON STORES, INC.

Dated:      April 24, 1998      By:    /s/ Heywood Wilansky
                                       -----------------------
                                       Heywood Wilansky
                                       President and
                                       Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  Signature                       Capacity                       Date
  ---------                       --------                       ----

  /s/ Heywood Wilansky            President, Chief Executive     April 24, 1998
  ----------------------------    Officer and Director
  Heywood Wilansky                (principal executive officer)


  /s/ M. Thomas Grumbacher        Director                       April 24, 1998
  ----------------------------
  M. Thomas Grumbacher


  /s/ Samuel J. Gerson            Director                       April 24, 1998
  ----------------------------
  Samuel J. Gerson


  /s/ Michael L. Gleim            Vice Chairman, Chief           April 24, 1998
  ----------------------------    Operating Officer
  Michael L. Gleim                and Director

  /s/ Roger S. Hillas             Director                       April 24, 1998
  ----------------------------
  Roger S. Hillas


  /s/ Lawrence J. Ring            Director                       April 24, 1998
  ----------------------------
  Lawrence J. Ring


  /s/ Leon D. Starr               Director                       April 24, 1998
  ----------------------------
  Leon D. Starr


  /s/ Leon F. Winbigler           Director                       April 24, 1998
  ----------------------------
  Leon F. Winbigler


  /s/ James H. Baireuther         Senior Vice President          April 24, 1998
  ----------------------------    and Chief Financial Officer
  James H. Baireuther             (principal financial and
                                  accounting officer)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULE


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS...................................F-2

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS............................F-3

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Bon-Ton Stores, Inc.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of The Bon-Ton Stores, Inc. included in this annual report on form 10-K and have issued our report thereon dated March 4, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                        /s/ Arthur Andersen LLP

Philadelphia, PA
March 4, 1998

                SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

                   THE BON-TON STORES, INC. AND SUBSIDIARIES


COLUMN A                         COLUMN B      COLUMN C       COLUMN D        COLUMN E       COLUMN F
--------                        ----------  --------------  ------------  ----------------  ----------
                                Balance at   Charged to                                     Balance at
                                BEGINNING       COSTS          OTHER                          END OF
Classification                  OF  PERIOD   & EXPENSES      INCREASE       DEDUCTIONS        PERIOD
------------------------------  ----------  -------------   -----------   ---------------   ----------

Year ended February 3, 1996:
Allowance for doubtful
  accounts....................  $2,294,000  $4,043,000 (1)  $604,000 (4)  $(3,828,000) (2)  $3,113,000

Reserve for store closing.....  $7,133,000  $5,000,000 (5)  $    ---      $(2,563,000) (3)  $9,570,000

Year ended February 1, 1997:
Allowance for doubtful
  accounts....................  $3,113,000  $5,018,000 (1)  $    ---      $(5,362,000) (2)  $2,769,000

Reserve for store closing.....  $9,570,000  $      ---      $    ---      $(2,586,000) (3)  $6,984,000

Year ended January 31, 1998:
Allowance for doubtful
  accounts....................  $2,769,000  $3,549,000 (1) $     ---      $(4,341,000) (2)  $1,977,000

Reserve for store closing.....  $6,984,000  $      ---     $     ---      $(1,513,000) (3)  $5,471,000


___________________
NOTES:
(1)  Provision for loss on credit sales.
(2)  Uncollectible accounts, written off, net of recoveries.
(3) Cash payments for store closing expenses, net of monies received from asset liquidation.
(4) Represents reserves associated with the purchase of the Hess's Department Store's Inc. accounts receivable.
(5) Represents reserves relating to stores that the Company committed to close due to poor performance.

                                 EXHIBIT INDEX

Exhibit                 Description
-------                 -----------

13.1    Page 25 of the Company's Annual Report.

13.2    Pages 26 through 29 of the Company's Annual Report.

13.3    Pages 30 through 47 of the Company's Annual Report.

21.     Subsidiaries of the Registrant

23.     Consent of Arthur Andersen LLP

27.1    Financial Data Schedule - Year Ended January 31, 1998

27.2 Restated Financial Data Schedule - Periods ended May 3, 1997, August 2, 1997 and November 1, 1997.

27.3 Restated Financial Data Schedule - Year ended February 1, 1997, and Periods ended May 4, 1996, August 3, 1996 and November 2, 1996.