Form 10-Q
period 1998-05-02
BON TON STORES INC
filed 1998-06-12
CIK 878079

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


 For the Quarter ended May 2, 1998                Commission File Number

                                                          0-19517



                            THE BON-TON STORES, INC.

                            2801 EAST MARKET STREET
                            YORK, PENNSYLVANIA 17402
                                 (717) 757-7660



INCORPORATED IN PENNSYLVANIA                      IRS NO. 23-2835229
                          --------------------------




  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes    X     No
                                       ------       ------

  As of May 30, 1998 there were 12,011,117 shares of Common Stock, $0.01 par value, and 2,989,853 shares of Class A Common Stock, $0.01 par value, outstanding.





--------------------------------------------------------------------------------

PART I:  FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS


                   THE BON-TON STORES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)



                                                                                          MAY 2,    JANUARY 31,
                                                                                           1998        1998
                                                                                        ----------- -----------

ASSETS                                                                                  (Unaudited)

CURRENT ASSETS:

 Cash and cash equivalents                                                                $  9,763   $  9,109
 Trade and other accounts receivable, net of allowance for doubtful
  accounts of $2,313 and $1,977 at May 2, 1998 and January 31, 1998, respectively           25,817     28,485
 Merchandise inventories                                                                   194,143    177,783
 Prepaid expenses and other current assets                                                   7,451      8,835
-----------------------------------------------------------------------------------       --------   --------
      Total current assets                                                                 237,174    224,212
-----------------------------------------------------------------------------------       --------   --------
PROPERTY, FIXTURES AND EQUIPMENT at cost, less accumulated
 depreciation and amortization                                                             108,290    108,568
OTHER ASSETS                                                                                19,501     19,906
-----------------------------------------------------------------------------------       --------   --------
      TOTAL ASSETS                                                                        $364,965   $352,686
===================================================================================       ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                                         $ 61,679   $ 55,478
 Accrued payroll and benefits                                                                6,410      9,457
 Accrued expenses                                                                           23,631     25,649
 Current portion of long-term debt                                                             570        556
 Current portion of obligations under capital leases                                           386        379
 Deferred income taxes                                                                       1,342      1,227
 Income taxes payable                                                                        2,357      8,388
----------------------------------------------------------------------------------------  --------   --------
      Total current liabilities                                                             96,375    101,134
----------------------------------------------------------------------------------------  --------   --------
Long-Term Debt, less current maturities                                                     93,785    121,121
OBLIGATIONS UNDER CAPITAL LEASES, less current maturities                                    2,173      2,263
DEFERRED INCOME TAXES                                                                          445        365
OTHER LONG-TERM LIABILITIES                                                                  3,524      3,409
----------------------------------------------------------------------------------------  --------   --------
      Total liabilities                                                                    196,302    228,292
----------------------------------------------------------------------------------------  --------   --------

COMMITMENTS AND CONTINGENCIES                                                                  ---        ---

SHAREHOLDERS' EQUITY:
 Common Stock-authorized 40,000,000 shares at $0.01 par value; issued and outstanding
  shares of 12,003,713 and 8,847,333 at May 2, 1998 and January 31, 1998, respectively         120         88
 Class A Common Stock-authorized 20,000,000 shares at $0.01 par value; issued
  and outstanding shares of 2,989,853 at May 2, 1998 and January 31, 1998                       30         30
 Additional paid-in capital                                                                107,009     62,585
 Deferred compensation                                                                      (1,949)    (2,010)
 Retained earnings                                                                          63,453     63,701
----------------------------------------------------------------------------------------  --------   --------
      Total shareholders' equity                                                           168,663    124,394
----------------------------------------------------------------------------------------  --------   --------
      Total liabilities and shareholders' equity                                          $364,965   $352,686
===================================================================================       ========   ========


 The accompanying notes are an integral part of these consolidated statements.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)




                                                                      THIRTEEN
                                                                     WEEKS ENDED
                                                                 -------------------
                                                                  MAY 2,     MAY 3,
                                                                   1998       1997
                                                                 --------   --------
 NET SALES                                                       $143,267   $134,251
 Other income, net                                                    499        491
------------------------------------------------------------     --------   --------
                                                                  143,766    134,742
                                                                 --------   --------
 COSTS AND EXPENSES:
  Costs of merchandise sold                                        91,435     84,936
  Selling, general and administrative                              47,029     46,002
  Depreciation and amortization                                     3,090      3,166
------------------------------------------------------------     --------   --------
 INCOME FROM OPERATIONS                                             2,212        638
 Interest expense, net                                              2,633      3,549
------------------------------------------------------------     --------   --------
 Loss before income taxes                                            (421)    (2,911)
 Income tax benefit                                                  (175)    (1,108)
------------------------------------------------------------     --------   --------
 Loss before extraordinary item                                      (246)    (1,803)

 EXTRAORDINARY ITEM  loss on early extinguishment of debt,
              net of income tax benefit of $251                       ---       (446)
------------------------------------------------------------     --------   --------
 NET LOSS                                                        $   (246)  $ (2,249)
============================================================     ========   ========

 PER SHARE AMOUNTS:
 BASIC:
  Loss before extraordinary item                                 $  (0.02)  $  (0.16)
  Effect of extraordinary item                                        ---      (0.04)
------------------------------------------------------------     --------   --------
  Net loss                                                       $  (0.02)  $  (0.20)
============================================================     ========   ========
 BASIC SHARES OUTSTANDING                                          11,506     11,073

 DILUTED:
  Loss before extraordinary item                                 $  (0.02)  $  (0.16)
  Effect of extraordinary item                                        ---      (0.04)
------------------------------------------------------------     --------   --------
  Net loss                                                       $  (0.02)  $  (0.20)
============================================================     ========   ========
 DILUTED SHARES OUTSTANDING                                        11,506     11,073
============================================================     ========   ========

 The accompanying notes are an integral part of these consolidated statements.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                       THIRTEEN
                                                                                      WEEKS ENDED
                                                                                   ------------------
                                                                                     MAY 2,     MAY 3,
                                                                                     1998      1997
                                                                                   --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                          $   (246)  $(2,249)
 Adjustments to reconcile net loss to net cash used in operating activities:

  Depreciation and amortization                                                       3,090     3,166
  Changes in operating assets and liabilities, net                                  (13,451)   (8,759)
------------------------------------------------------------------------------     --------   -------
   Net cash used in operating activities                                            (10,607)   (7,842)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net                                                          (2,661)     (676)
  Proceeds from sale of property, fixtures and equipment                              1,451        16
  Proceeds from sale of accounts receivable, net                                     (4,000)  (11,000)
  Proceeds from sale and leaseback arrangement, net                                     ---    11,034
------------------------------------------------------------------------------     --------   -------
   Net cash used in investing activities                                             (5,210)     (626)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt and capital lease obligations                          (95,404) (148,929)
  Proceeds from issuance of long-term debt                                           68,000   159,002
  Proceeds from equity offering                                                      43,443       ---
  Exercised stock options                                                               432       ---
------------------------------------------------------------------------------     --------   -------

   Net cash provided by financing activities                                         16,471    10,073

   Net increase in cash and cash equivalents                                            654     1,605

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      9,109     6,516
------------------------------------------------------------------------------     --------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $9,763    $8,121
==============================================================================     ========   =======
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                                     $2,964    $3,729
   Income taxes paid                                                                 $5,519    $  302


 The accompanying notes are an integral part of these consolidated statements.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The Bon-Ton Stores, Inc., a Pennsylvania corporation, was incorporated on January 31, 1996 as the successor of a company established on January 31, 1929 and currently operates, through its subsidiaries, 64 retail department stores located in Pennsylvania, New York, Maryland, West Virginia and New Jersey.


1.  BASIS OF PRESENTATION:



The accompanying unaudited consolidated financial statements include accounts of The Bon-Ton Stores, Inc. and its wholly-owned subsidiaries (the "Company"). All intercompany transactions and balances have been eliminated in consolidation.



The unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation for interim periods have been included. The Company's business is seasonal in nature and the results of operations for the interim periods presented are not necessarily indicative of the results for the full fiscal year. It is suggested these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1998 (the "1997 Annual Report").



2.  PER SHARE AMOUNTS:


The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") in fiscal 1997. SFAS No. 128 requires dual presentation of Basic and Diluted earnings per share ("EPS") on the face of the statement of operations. Basic EPS is computed by dividing reported earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed assuming the conversion of all dilutive securities, such as options and restricted stock.
The statement requires a reconciliation of the numerators and denominators used in the Basic and Diluted EPS calculations. The numerator, net loss, is identical in both calculations. The following table presents a reconciliation of the shares outstanding for the respective calculations for each period presented on the accompanying Consolidated Statements of Operations.


                                          May 2,      May 3,
                                           1998        1997
--------------------------------------  ----------  ----------
                                          Shares      Shares
--------------------------------------  ----------  ----------
Basic Calculation                       11,506,000  11,073,000
Dilutive Securities--
   Restricted Shares                          ---         ---
   Options                                    ---         ---
--------------------------------------  ----------  ----------
Diluted Calculation                     11,506,000  11,073,000
--------------------------------------  ----------  ----------

3.  SALE OF PROPERTY:


On February 17, 1998, the Company sold its vacant property in Lancaster, Pennsylvania. The property which was acquired during the 1992 acquisition of Watt and Shand, Inc. was closed in March 1995. The Company recognized a gain during the first quarter of 1998 of $1.4 million on the disposal of this property, which included the remaining store closing reserve established in 1994. The net proceeds of $1.2 million received from the sale were used to fund additional working capital requirements.


4.  ISSUANCE OF ADDITIONAL SHARES OF STOCK


On May 1, 1998, the Company completed the sale of 3.1 million shares of its Common Stock pursuant to a public offering. The net proceeds received, of $43.4 million will be used to expand and upgrade existing stores, open new stores, provide working capital and for general corporate purposes. Pending such uses, the Company used the proceeds to reduce indebtedness under the Company's revolving credit facility. Common Stock outstanding after the completion of this transaction was 12,003,713 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


The following table summarizes the changes in selected operating indicators, illustrating the relationship of various income and expense items expressed as a percentage of net sales for each period presented:



                                                                  THIRTEEN
                                                                 WEEKS ENDED
                                                             --------------------
                                                             MAY 2,        MAY 3,
                                                              1998          1997
                                                             -----         -----
Net sales                                                    100.0 %       100.0 %
Other income, net                                              0.3           0.4
----------------------------------------------------------   -----         -----
                                                             100.3         100.4
                                                             -----         -----
Costs and expenses:
 Costs of merchandise sold                                    63.8          63.3
 Selling, general and administrative                          32.8          34.3
 Depreciation and amortization                                 2.2           2.4
----------------------------------------------------------   -----         -----
Income from operations                                         1.5           0.4
Interest expense, net                                          1.8           2.6
----------------------------------------------------------   -----         -----
Loss before income taxes                                      (0.3)         (2.2)
Income tax benefit                                            (0.1)         (0.8)
----------------------------------------------------------   -----         -----
Loss before extraordinary item                                (0.2)         (1.4)
Extraordinary item  loss on early extinguishment of debt       ---          (0.3)
----------------------------------------------------------   -----         -----
Net loss                                                      (0.2)%        (1.7)%
==========================================================   =====         =====


THIRTEEN WEEKS ENDED MAY 2, 1998 COMPARED TO THIRTEEN WEEKS ENDED MAY 3, 1997

For the purposes of the following discussions, all references to "first quarter of 1998" and "first quarter of 1997" are to the Company's thirteen week period ended May 2, 1998 and May 3, 1997, respectively.

NET SALES. Net sales were $143.3 million for the thirteen weeks ended May 2, 1998, an increase of 6.7% over the same period last year. Comparable store sales increased 5.7% for the period, with men's, young men's, juniors, intimate, petite, home and women's achieving sales increases greater than Company average.

OTHER INCOME, NET. Net other income, which consisted mainly of income from leased departments, decreased to 0.3% of net sales in the first quarter of 1998 compared to 0.4% of net sales in the first quarter of 1997 primarily as a result of the increase in 1998 sales volume.

COSTS AND EXPENSES. Gross profit as a percentage of net sales decreased by 0.5 percentage point to 36.2% for the thirteen weeks ended May 2, 1998 from 36.7% for the comparable period last year. The decline in margin rate was largely attributable to a lower initial markup strategy initiated by management and an increased level of markdowns in the first quarter of 1998.

Selling, general and administrative expenses for the first quarter of fiscal 1998 decreased to 32.8% of net sales from 34.3% of net sales in the prior year. The rate decrease was primarily due to the increase in sales volume, impact of the sale of the vacant property (see Note 3) and the increased profitability of the credit operations.

Depreciation and amortization decreased to 2.2% of net sales in the first quarter of 1998 from 2.4% of net sales in the first quarter of 1997, primarily as a function of the increase in the 1998 sales volume.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES

INCOME FROM OPERATIONS. Income from operations for the first quarter of 1998 was $2.2 million, or 1.5% of net sales, compared to income from operations of $0.6 million, or 0.4% of net sales, in the comparable period last year. The improvement for the period primarily reflects the increase in sales and resultant gross margin, and the gain on the sale of property (see Note 3).

The Company sells receivables through its accounts receivable facility to provide additional working capital. The pro-forma effect, as if the Company had on-balance sheet financing, would have reduced selling, general and administrative expenses by $2.0 million in the first quarter of 1998 and $1.6 million in the first quarter of 1997. The lower selling, general and administrative expenses would have been offset by a corresponding increase in interest expense for both periods. The net result of the pro-forma reclassification would reflect income from operations of $4.2 million in the first quarter of 1998 and $2.2 million for the corresponding period last year.

INTEREST EXPENSE, NET. Net interest expense decreased to 1.8% of net sales for the thirteen weeks ended May 2, 1998 compared to 2.6% of net sales for the thirteen weeks ended May 3, 1997. The decrease resulted primarily from lower levels of borrowing and the increase in sales volume in 1998.

EXTRAORDINARY ITEM. The Company entered into a new asset based borrowing agreement on April 10, 1997. As a result of this transaction, the Company incurred an extraordinary charge of $0.4 million (net of $0.3 million income tax benefit) in the first quarter of 1997 relating to the early extinguishment of its existing debt.

NET LOSS. The net loss for the first quarter of 1998 amounted to $0.2 million, compared to a net loss of $2.2 million in the first quarter of 1997.

Due to the seasonal nature of the Company's business, the results for the current year first quarter are not necessarily indicative of the results that may be achieved for the full fiscal year of 1998.



LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital requirements are currently met through a combination of cash, borrowings under its revolving credit facility and proceeds from its accounts receivable facility.

The following table summarizes material measures of the Company's liquidity and capital resources (dollars in millions):

                                                   May 2,   May 3,
                                                    1998     1997
                                                  -------  -------

     Working Capital                              $ 140.8  $ 132.6

     Current Ratio                                 2.46:1   2.61:1

     Funded Debt to Total Capitalization           0.36:1   0.57:1

     Unused Availability Under Lines of Credit    $  85.3  $  18.1


For the thirteen weeks ended May 2, 1998, net cash used in operating activities amounted to $10.6 million as compared to a net cash used of $7.8 million for the comparable period last year. The increase in net operating cash outflows for the thirteen weeks ended May 2, 1998 is primarily comprised of an increase in merchandise inventory and payment of $5.5 million in income taxes. In the first quarter of 1997, the Company received $5.8 million from a pension reversion, of which $1.2 million was paid in excise tax to the Internal Revenue Service.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES

Net cash used in investing activities amounted to $5.2 million for the thirteen weeks ended May 2, 1998, compared to cash used in investing activities of $0.6 million for the comparable period last year. The net cash used for the thirteen week period ended May 2, 1998, was primarily the result of proceeds received from the sale of property (see Note 3), partially offset by capital expenditures and payments made on the receivables facility. The net outflow in the thirteen week period ended May 3, 1997 was due to payments made pursuant to the Company's accounts receivable facility, which were offset by the proceeds received from the sales and leaseback arrangement (see Note 17 of the 1997 Annual Report).


Net cash provided by financing activities amounted to $16.5 million for the thirteen week period ended May 2, 1998 as compared to cash provided by financing activities of $10.1 million for the comparable period last year. The Company received net proceeds of $43.4 million from the sale of additional shares of its Common Stock. Pending intended uses, the proceeds were used to reduce indebtedness under the Company's revolving credit facility (see Note 4).

The Company anticipates its cash flow from operations, supplemented by borrowings under its revolving credit facility and its accounts receivable facility, will be sufficient to satisfy its operating cash requirements.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



Not applicable.


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

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITITES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:


 Exhibit No.  Description

   10.1(a) Employment Agreement between the Company and Heywood Wilansky (incorporated by reference to Exhibit 99 to the Company's Report on Form 8-K, dated March 26, 1998, File No. 0-19517).

   10.1(b) The Bon-Ton Stores, Inc. Supplemental Executive Retirement Plan for Heywood Wilansky (incorporated by reference to Exhibit 10.2(b) to the Company's Registration Statement on Form S-1, File No. 333-48811).

   10.1(c) The Bon-Ton Stores, Inc. Five Year Cash Bonus Plan for Heywood Wilansky (incorporated by reference to Exhibit 10.2(c) to the Company's Registration Statement on Form S-1, File No. 333-48811).

   10.2       Third Amendment to Credit Agreement (incorporated by reference to
              Exhibit 10.3(d) to the Company's Registration Statement on Form S-1, File No. 333-48811).

   27         Financial Data Schedule.



(b)  Reports on Form 8-K filed during the first quarter.

     A Current Report on Form 8-K dated March 26, 1988 was filed related to the Employment Agreement between The Bon-Ton Stores, Inc. and
     Heywood Wilansky dated February 27, 1998.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   THE BON-TON STORES, INC.



DATE:    June 12, 1998            BY:    /s/  Michael L. Gleim
     -----------------------         --------------------------------------
                                      Michael L. Gleim
                                      Vice Chairman and
                                      Chief Operating Officer





DATE:    June 12, 1998            BY:   /s/  James H. Baireuther
     ------------------------        --------------------------------------
                                      James H. Baireuther
                                      Senior Vice President and
                                      Chief Financial Officer