Form 10-Q
period 1998-08-01
BON TON STORES INC
filed 1998-09-11
CIK 878079

                                                                    Page 1 of 14
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For the Quarter ended August 1, 1998             Commission File Number
                                                              0-19517

                           THE BON-TON STORES, INC.
                            2801 EAST MARKET STREET
                           YORK, PENNSYLVANIA 17402
                                (717) 757-7660

     INCORPORATED IN PENNSYLVANIA                     IRS NO. 23-2835229

                              ___________________



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X     No ______
                                        ------

     As of August 28, 1998 there were 12,282,313 shares of Common Stock, $0.01 par value, and 2,989,853 shares of Class A Common Stock, $0.01 par value, outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                   THE BON-TON STORES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                                         AUGUST 1,   JANUARY 31,
                                                                                           1998         1998
----------------------------------------------------------------------------------------------------------------
ASSETS                                                                                  (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                                                                $ 10,104      $  9,109
 Trade and other accounts receivable, net of allowance for doubtful
  accounts of $2,835 and $1,977 at August 1, 1998 and January 31, 1998, respectively        25,845        28,485
 Merchandise inventories                                                                   180,605       177,783
 Prepaid expenses and other current assets                                                   7,354         8,835
----------------------------------------------------------------------------------------------------------------
      Total current assets                                                                 223,908       224,212
----------------------------------------------------------------------------------------------------------------
PROPERTY, FIXTURES AND EQUIPMENT at cost, less accumulated
 depreciation and amortization                                                             109,978       108,568
OTHER ASSETS                                                                                19,114        19,906
----------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                        $353,000      $352,686
================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                                         $ 60,480      $ 55,478
 Accrued payroll and benefits                                                                6,933         9,457
 Accrued expenses                                                                           20,029        25,649
 Current portion of long-term debt                                                             585           556
 Current portion of obligations under capital leases                                           394           379
 Deferred income taxes                                                                         653         1,227
 Income taxes payable                                                                        2,178         8,388
----------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                             91,252       101,134
----------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT, LESS CURRENT MATURITIES                                                     86,227       121,121
OBLIGATIONS UNDER CAPITAL LEASES, less current maturities                                    2,073         2,263
OTHER LONG-TERM LIABILITIES                                                                  3,476         3,409
DEFERRED INCOME TAXES                                                                          815           365
----------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                    183,843       228,292
----------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES                                                                  ---           ---

SHAREHOLDERS' EQUITY:
 Common Stock-authorized 40,000,000 shares at $0.01 par value; issued and outstanding
  shares of 12,282,313 and 8,847,333 at August 1, 1998 and January 31, 1998, respectively      123            88
 Class A Common Stock-authorized 20,000,000 shares at $0.01 par value; issued
  and outstanding shares of 2,989,853 at August 1, 1998 and January 31, 1998                    30            30
 Additional paid-in capital                                                                111,631        62,585
 Deferred compensation                                                                      (5,369)       (2,010)
 Retained earnings                                                                          62,742        63,701
----------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                                           169,157       124,394
----------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $353,000      $352,686
================================================================================================================

 The accompanying notes are an integral part of these consolidated statements.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                     THIRTEEN                TWENTY-SIX
                                                                   WEEKS ENDED               WEEKS ENDED
                                                              ---------------------    ----------------------
                                                              AUGUST 1,   AUGUST 2,    AUGUST 1,    AUGUST 2,
                                                                 1998        1997         1998         1997
-------------------------------------------------------------------------------------------------------------
NET SALES                                                     $145,731    $137,994      $288,998    $272,245
OTHER INCOME, NET                                                  475         472           974         963
-------------------------------------------------------------------------------------------------------------
                                                               146,206     138,466       289,972     273,208
-------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
  Costs of merchandise sold                                     91,460      86,152       182,895     171,088
  Selling, general and administrative                           50,713      47,457        97,742      93,459
  Depreciation and amortization                                  3,090       3,196         6,180       6,362
-------------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                             943       1,661         3,155       2,299
INTEREST EXPENSE, NET                                            2,089       3,223         4,722       6,772
-------------------------------------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES                                        (1,146)     (1,562)       (1,567)     (4,473)
INCOME TAX BENEFIT                                                (435)       (594)         (610)     (1,702)
-------------------------------------------------------------------------------------------------------------
LOSS BEFORE EXTRAORDINARY ITEM                                    (711)       (968)         (957)     (2,771)
EXTRAORDINARY ITEM -- loss on early extinguishment of debt,
                      net of income tax benefit of $251            ---         ---           ---        (446)
-------------------------------------------------------------------------------------------------------------
NET LOSS                                                      $   (711)   $   (968)     $   (957)   $ (3,217)
=============================================================================================================

PER SHARE AMOUNTS:
 BASIC:
  Loss before extraordinary item                              $  (0.05)   $  (0.09)     $  (0.07)   $  (0.25)
  Effect of extraordinary item                                     ---         ---           ---       (0.04)
-------------------------------------------------------------------------------------------------------------
  Net loss per share                                          $  (0.05)   $  (0.09)     $  (0.07)   $  (0.29)
=============================================================================================================

BASIC SHARES OUTSTANDING                                        14,592      11,075        13,049      11,074

DILUTED:
  Loss before extraordinary item                              $  (0.05)   $  (0.09)     $  (0.07)   $  (0.25)
  Effect of extraordinary item                                     ---         ---           ---       (0.04)
-------------------------------------------------------------------------------------------------------------
  Net loss per share                                          $  (0.05)   $  (0.09)     $  (0.07)   $  (0.29)
=============================================================================================================
DILUTED SHARES OUTSTANDING                                      14,592      11,075        13,049      11,074
=============================================================================================================

 The accompanying notes are an integral part of these consolidated statements.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                           TWENTY-SIX
                                                                                          WEEKS ENDED
                                                                                    ------------------------
                                                                                      AUGUST 1,   AUGUST 2,
                                                                                         1998        1997
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                              $   (957)  $  (3,217)
 Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation and amortization                                                           6,180       6,362
  Changes in operating assets and liabilities, net                                          606       2,302
------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                              5,829       5,447

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures, net                                                               (7,379)     (2,972)
 Proceeds from sale of property, fixtures and equipment                                   1,455          15
 Proceeds from sale of accounts receivable, net                                          (8,000)     (5,000)
 Proceeds from sale and leaseback arrangement, net                                          ---      11,034
------------------------------------------------------------------------------------------------------------
   Net cash (used in) provided by investing activities                                  (13,924)      3,077

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on long-term debt and capital lease obligations                              (158,540)   (181,397)
 Proceeds from issuance of long-term debt                                               123,500     176,002
 Proceeds from equity offering                                                           43,424         ---
 Exercised stock options                                                                    706         ---
------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) financing activities                                    9,090      (5,395)

   Net increase in cash and cash equivalents                                                995       3,129

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          9,109       6,516
------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $ 10,104   $   9,645
============================================================================================================

SUPPLEMENTAL CASH FLOWS INFORMATION:
 Interest paid                                                                         $  5,209   $   5,686
 Income taxes paid                                                                     $  5,525   $   2,183

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


1.   BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements include accounts of The Bon-Ton Stores, Inc. and its wholly owned subsidiaries (the "Company"). All intercompany transactions and balances have been eliminated in consolidation.

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

                                                Thirteen              Twenty-six
                                               Weeks Ended           Weeks Ended
                                         ---------------------   ---------------------
                                         August 1,   August 2,   August 1,   August 2,
                                           1998        1997        1998         1997
               ------------------------------------------------------------------------
                                          Shares      Shares      Shares      Shares
               ------------------------------------------------------------------------
               Basic Calculation        14,592,000  11,075,000  13,049,000   11,074,000
               Dilutive Securities--
                Restricted Shares              ---         ---         ---          ---
                Options                        ---         ---         ---          ---
               ------------------------------------------------------------------------
               Diluted Calculation      14,592,000  11,075,000  13,049,000   11,074,000
               ------------------------------------------------------------------------

                   THE BON-TON STORES, INC. AND SUBSIDIARIES

3.   SALE OF PROPERTY:

On February 17, 1998, the Company sold its vacant property in Downtown Lancaster, Pennsylvania. The property, which was acquired during the 1992 acquisition of Watt and Shand, Inc., was closed in March 1995. The Company recognized a gain during the first quarter of 1998 of $1.4 million on the disposal of this property, which included the remaining store closing reserve established in 1994. The net proceeds of $1.2 million received from the sale were used to fund additional working capital requirements.

4.   ISSUANCE OF ADDITIONAL SHARES OF STOCK:

On May 1, 1998, the Company completed the sale of 3.1 million shares of its Common Stock pursuant to a public offering. The net proceeds received of $43.4 million will be used to expand and upgrade existing stores, open new stores, provide working capital and for general corporate purposes. Pending such uses, the Company used the proceeds to reduce indebtedness under the Company's revolving credit facility. Common Stock outstanding after the completion of this transaction was 12,003,713 shares.

                  THE BON-TON STORES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table summarizes the changes in selected operating indicators, illustrating the relationship of various income and expense items expressed as a percentage of net sales for each period presented:

                                                                                 THIRTEEN               TWENTY-SIX
                                                                               WEEKS ENDED             WEEKS ENDED
                                                                          ---------------------   ---------------------
                                                                          AUGUST 1,   AUGUST 2,   AUGUST 1,   AUGUST 2,
                                                                             1998        1997        1998        1997
-----------------------------------------------------------------------------------------------------------------------
Net sales                                                                   100.0%      100.0%      100.0%       100.0%
Other income, net                                                             0.3         0.3         0.3          0.4
-----------------------------------------------------------------------------------------------------------------------
                                                                            100.3       100.3       100.3        100.4
-----------------------------------------------------------------------------------------------------------------------
Costs and expenses:
 Costs of merchandise sold                                                   62.8        62.4        63.3         62.8
 Selling, general and administrative                                         34.8        34.4        33.8         34.4
 Depreciation and amortization                                                2.1         2.3         2.1          2.3
-----------------------------------------------------------------------------------------------------------------------
Income from operations                                                        0.6         1.2         1.1          0.9
Interest expense, net                                                         1.4         2.3         1.6          2.5
-----------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                                     (0.8)       (1.1)       (0.5)        (1.6)
Income tax benefit                                                           (0.3)       (0.4)       (0.2)        (0.6)
-----------------------------------------------------------------------------------------------------------------------
Loss before extraordinary item                                               (0.5)       (0.7)       (0.3)        (1.0)
Extraordinary item  loss on early extinguishment of debt, net of tax          ---         ---         ---         (0.2)
-----------------------------------------------------------------------------------------------------------------------
Net loss                                                                     (0.5)%      (0.7)%      (0.3)%       (1.2)%
=======================================================================================================================


THIRTEEN WEEKS ENDED AUGUST 1, 1998 COMPARED TO THIRTEEN WEEKS ENDED AUGUST 2, 1997

For the purpose of the following discussions, all references to "second quarter of 1998" and "second quarter of 1997" are to the Company's thirteen-week period ended August 1, 1998 and August 2, 1997, respectively.

NET SALES. Net sales were $145.7 million for the thirteen weeks ended August 1, 1998, an increase of 5.6% over the same period last year. Comparable store sales increased 4.8% for the period, with men's, shoes, petite, intimate and women's categories achieving sales increases greater than Company average.

OTHER INCOME, NET. Net other income, which consisted mainly of income from leased departments, remained constant at 0.3% of net sales in the second quarter of 1998 compared to the second quarter of 1997.

COSTS AND EXPENSES. Gross profit dollars in the second quarter of 1998 increased $2.4 million over the second quarter of 1997 due primarily to the increased sales base. Gross profit as a percentage of net sales decreased by 0.4 percentage points to 37.2% for the thirteen weeks ended August 1, 1998 from 37.6% for the comparable period last year. The decline in the margin rate was attributable to a reduction in the cumulative markup and an increased level of markdowns in the second quarter of 1998.

Selling, general and administrative expenses for the second quarter of 1998 increased $3.3 million to 34.8% of net sales from 34.4% of net sales in the prior year. The rate increase was due primarily to higher payroll expenses. Bad debt expense increased as a result of higher receivable balances and increased personal bankruptcies.

Depreciation and amortization decreased to 2.1% of net sales for the thirteen weeks ended August 1, 1998 from 2.3% over the same period last year. The decrease as a percent of net sales primarily reflects the increased sales base in 1998.

                  THE BON-TON STORES, INC. AND SUBSIDIARIES

INCOME FROM OPERATIONS. Income from operations for the second quarter of 1998 was $0.9 million, or 0.6% of net sales, compared to income from operations of $1.7 million, or 1.2% of net sales, in the comparable period last year. The decline for the period primarily reflects increased selling, general and administrative expenses and increased markdowns in the second quarter, partially offset by the increase in gross margin associated with higher sales in the second quarter of 1998.

The Company sells receivables through its accounts receivable facility to provide additional working capital. Pro-forma effects, as if the Company had on-balance sheet financing, would have reduced selling, general and administrative expenses by $2.0 million in the second quarter of 1998 and $1.7 million in the second quarter of 1997. The lower selling, general and administrative expenses would have been offset by a corresponding increase in interest expense for both periods. The net result of the pro-forma reclassification would reflect income from operations of $2.9 million in the second quarter of 1998 and $3.4 million for the corresponding period last year.

INTEREST EXPENSE, NET. Net interest expense decreased to 1.4% of net sales for the thirteen weeks ended August 1, 1998 compared to 2.3% of net sales for the thirteen weeks ended August 2, 1997. The decrease is primarily attributed to the lower borrowing levels as a result of the sale of additional shares (see Note
4).

NET LOSS. The net loss for the second quarter of 1998 amounted to $0.7 million compared to a net loss of $1.0 million in the second quarter of 1997.

Due to the seasonal nature of the Company's business, the results for the current year second quarter are not necessarily indicative of the results that may be achieved for the full fiscal year of 1998.


TWENTY-SIX WEEKS ENDED AUGUST 1, 1998 COMPARED TO TWENTY-SIX WEEKS ENDED AUGUST 2, 1997

For the purpose of the following discussions, all references to "1998" and "1997" are to the Company's twenty-six week period ended August 1, 1998 and August 2, 1997, respectively.

NET SALES. Net sales were $289.0 million for 1998, an increase of 6.2% over the same period last year. Comparable store sales increased 5.3% for the period, with men's, intimate, petite, shoes, and women's categories achieving sales increases greater than Company average.

OTHER INCOME, NET. Net other income, which consisted mainly of income from leased departments, decreased to 0.3% of net sales in 1998 compared to 0.4% in 1997 primarily as a result of the increase in 1998 sales volume.

COSTS AND EXPENSES. Gross profit dollars in 1998 increased $4.9 million over 1997 due primarily to the increased sales base, partially offset by the decrease in gross profit as a percentage of net sales to 36.7% for the twenty-six week period ended August 1, 1998 from 37.2% for the comparable period last year. The decline in the margin rate was largely attributable to a decline in the cumulative markup and an increased level of markdowns in the twenty-six weeks ended August 1, 1998.

Selling, general and administrative expenses for 1998 increased $4.3 million to 33.8% of net sales from 34.4% of net sales in the prior year. The increase in expense reflects an increase in payroll expense and an increase in bad debt expense as a result of higher receivables, offset by the gain on the sale of property (see Note 3) and an increase in finance charge revenues. The decrease in rate is primarily attributable to the increase in 1998 sales volume.

Depreciation and amortization decreased to 2.1% of net sales for the twenty-six weeks ended August 1, 1998 from 2.3% of net sales over the comparable period last year primarily due to the increase in 1998 sales volume.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES

INCOME FROM OPERATIONS. Income from operations for 1998 was $3.2 million, or 1.1% of net sales, compared to income from operations of $2.3 million, or 0.9% of net sales, in the comparable period last year. The improvement for the period reflects the increase in sales and resultant gross margin, and the gain on the sale of the property offset by an increase in payroll expense and an increase in bad debt expense.

The Company sells receivables through its accounts receivable facility to provide additional working capital. Pro-forma effects, as if the Company had on-balance sheet financing, would have reduced selling, general and administrative expenses by $3.9 million in 1998 and $3.3 million in 1997. The lower selling, general and administrative expenses would have been offset by a corresponding increase in interest expense for both periods. The net result of the pro-forma reclassification would reflect income from operations of $7.1 million in 1998 and $5.6 million for the corresponding period last year.

INTEREST EXPENSE, NET. Net interest expense decreased to 1.6% of net sales in 1998 compared to 2.5% of net sales in 1997. The decrease was a result of lower borrowing levels incurred by the Company as compared to the same period last year primarily as a result of the sale of additional shares (see Note 4).

EXTRAORDINARY ITEM. The Company entered into a new asset based borrowing agreement on April 10, 1997. As a result of this transaction, the Company incurred an extraordinary charge of $0.4 million (net of $0.3 million income tax benefit) in the first quarter of 1997 relating to the early extinguishment of its existing debt.

NET LOSS. The net loss for 1998 amounted to $1.0 million compared to a net loss of $3.2 million in 1997.

Due to the seasonal nature of the Company's business, the results for the current period are not necessarily indicative of the results that may be achieved for the full fiscal year of 1998.


YEAR 2000 COMPLIANCE

The Company's estimate regarding the cost to complete the Year 2000 conversion, including internal personnel costs, remains at $1.1 million as stated in the Company's 1997 Annual Report. All internally developed systems, which represent approximately 69% of installed applications, have been modified to process year 2000 dates. The remaining systems, comprised of commercially supplied software packages maintained by third party vendors, are scheduled to be upgraded to a year 2000 version or replaced over the next 12 months. All installed systems require further testing. The Company continues to communicate with major suppliers, financial institutions and service providers with which it does business to coordinate the conversion effort. The Company's operations may be adversely affected if the Company or other organizations with which the Company does business are unsuccessful in completing the conversion in a timely manner.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital requirements are currently met through a combination of cash, borrowings under its revolving credit facility and proceeds from its accounts receivable facility.

The following table summarizes material measures of the Company's liquidity and capital resources:


                                              (dollars in millions)
                                              August 1,   August 2,
                                                 1998       1997
                                              ---------  ----------
     Working Capital                           $ 132.7     $ 116.4

     Current Ratio                              2.45:1      2.31:1

     Funded Debt to Total Capitalization        0.34:1      0.55:1

     Available Lines of Credit                 $  72.5     $  24.0

For the twenty-six weeks ended August 1, 1998, net cash provided by operating activities amounted to $5.8 million, as compared to net cash provided by operating activities of $5.4 million for the comparable period last year. The increase in net cash provided by operating activities for 1998 is primarily attributable to an improvement in the Company's earnings, along with a reduction in accounts receivable partially offset by payment of $5.5 million in income taxes. Net cash provided during the comparable period last year was supplemented by a $5.8 million pension asset reversion, of which $1.2 million was paid in excise tax to the Internal Revenue Service.

Net cash used in investing activities amounted to $13.9 million for the twenty-six weeks ended August 1, 1998, as compared to net cash provided by investing activities of $3.1 million for the comparable period last year. The net cash used for the twenty-six week period ended August 1, 1998 was primarily the result of capital expenditures and payments made on the accounts receivable facility, offset by the proceeds received from the sale of property. The net cash provided during the twenty-six week period ended August 2, 1997 was primarily due to proceeds received from the sale and leaseback arrangement (see
Note 17 of the 1997 Annual Report), which were partially offset by payments made pursuant to the Company's accounts receivable facility.

Net cash provided by financing activities amounted to $9.1 million for the twenty-six week period ended August 1, 1998, as compared to net cash used in financing activities of $5.4 million for the comparable period last year. The Company received net proceeds of $43.4 million from the sale of additional shares of Common Stock in 1998. Pending intended uses, the proceeds were used to reduce indebtedness under the Company's revolving credit facility (see Note 4).

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

                   THE BON-TON STORES, INC. AND SUBSIDIARIES

PART II: OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 15, 1998, the Company held its Annual Meeting of Shareholders. The following matters were submitted for vote:


   1. The following individuals were nominated and elected to serve as the directors of the Company:

            M. Thomas Grumbacher          For: 39,193,246
                                          Withhold Authority: 139,902

            Heywood Wilansky              For: 39,193,214
                                          Withhold Authority: 139,934

            Samuel J. Gerson              For: 39,223,446
                                          Withhold Authority: 109,702

            Michael L. Gleim              For: 39,193,246
                                          Withhold Authority: 139,902

            Lawrence J. Ring              For: 39,226,946
                                          Withhold Authority: 106,202

            Leon D. Starr                 For: 39,195,046
                                          Withhold Authority: 138,102

            Leon F. Winbigler             For: 39,222,846
                                          Withhold Authority: 110,302


   2. The holders of 37,537,851 shares voted in favor of, the holders of 133,585 shares voted against and the holders of 38,015 shares abstained with respect to the approval of The Bon-Ton Stores, Inc. Five-Year Cash Bonus Plan for Heywood Wilansky.

   3. The holders of 38,606,141 shares voted in favor of, the holders of 688,552 shares voted against and the holders of 38,455 shares abstained with respect to the approval of The Bon-Ton Stores, Inc. Performance Based Stock Incentive Plan for Heywood Wilansky.

   4. The holders of 39,326,867 shares voted in favor of, the holders of 2,779 shares voted against and the holders of 3,502 shares abstained with respect to the ratification of the selection of Arthur Andersen LLP to serve as independent accountants for the Company.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES


ITEM 5. OTHER INFORMATION

A shareholder of the Company may wish to have a proposal presented at the 1999 Annual Meeting of Stockholders, but not to have such proposal included in the Company's proxy statement and form of proxy relating to that meeting. If notice of any such proposal is not received by the Company at 2801 East Market Street, York, PA 17402, Attention: President, by January 15, 1999, then such proposal shall be deemed "untimely" for the purposes of Rule 14a-4(c) promulgated under the Securities Exchange Act of 1934, as amended, and therefore, the Board of Directors of the Company will have the right to exercise discretionary voting authority with respect to such proposal.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

Exhibit No.     Description


    10 The Bon-Ton Stores, Inc. Performance Based Stock Incentive Plan for Heywood Wilansky (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8, File No. 333-58591).



    27          Financial Data Schedule



(b) The Company did not file any Current Reports on Form 8-K during the thirteen-week period ended August 1, 1998.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                THE BON-TON STORES, INC.



Date:  September 11, 1998       By:   /s/  Michael L. Gleim
      --------------------          ----------------------------------
                                          Michael L. Gleim
                                          Vice Chairman and
                                          Chief Operating Officer



Date:  September 11, 1998       By:   /s/  James H. Baireuther
      --------------------          ----------------------------------
                                          James H. Baireuther
                                          Senior Vice President and
                                          Chief Financial Officer