Form 10-Q
period 1998-10-31
BON TON STORES INC
filed 1998-12-14
CIK 878079

--------------------------------------------------------------------------------

                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  2054


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended October 31, 1998           Commission File Number
                                                           0-19517


                           THE BON-TON STORES, INC.
                            2801 EAST MARKET STREET
                           YORK, PENNSYLVANIA 17402
                                (717) 757-7660


     INCORPORATED IN PENNSYLVANIA                     IRS NO. 23-2835229

                           _________________________


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days. Yes    X     No  ______
                                              ------


          As of November 30, 1998 there were 12,274,156 shares of Common Stock, $0.01 par value, and 2,989,853 shares of Class A Common Stock, $0.01 par value, outstanding.

--------------------------------------------------------------------------------

PART I:  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   THE BON-TON STORES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                                                  OCTOBER 31,         JANUARY 31,
                                                                                                     1998                1998
----------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                             (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                                     $     9,071           $     9,109
   Trade and other accounts receivable, net of allowance for doubtful
     accounts of $3,050 and $1,977 at October 31, 1998 and January 31, 1998, respectively             29,296                28,485
   Merchandise inventories                                                                           246,470               177,783
   Prepaid expenses and other current assets                                                           9,241                 8,835
----------------------------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT ASSETS                                                                      294,078               224,212
----------------------------------------------------------------------------------------------------------------------------------
PROPERTY, FIXTURES AND EQUIPMENT at cost, less accumulated
   depreciation and amortization                                                                     113,109               108,568
OTHER ASSETS                                                                                          19,342                19,906
----------------------------------------------------------------------------------------------------------------------------------
           TOTAL ASSETS                                                                          $   426,529           $   352,686
==================================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                              $   100,836           $    55,478
   Accrued payroll and benefits                                                                        7,702                 9,457
   Accrued expenses                                                                                   19,543                25,649
   Current portion of long-term debt                                                                     600                   556
   Current portion of obligations under capital leases                                                   401                   379
   Deferred income taxes                                                                               1,382                 1,227
   Income taxes payable                                                                                  ---                 8,388
----------------------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                                 130,464               101,134
----------------------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT, less current maturities                                                              121,074               121,121
OBLIGATIONS UNDER CAPITAL LEASES, less current maturities                                              1,972                 2,263
DEFERRED INCOME TAXES                                                                                  1,475                   365
OTHER LONG-TERM LIABILITIES                                                                            3,486                 3,409
----------------------------------------------------------------------------------------------------------------------------------
           Total liabilities                                                                         258,471               228,292
----------------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common Stock-authorized 40,000,000 shares at $0.01 par value; issued and outstanding
     shares of 12,274,156 and 8,847,333 at October 31, 1998 and January 31, 1998, respectively           123                    88
   Class A Common Stock-authorized 20,000,000 shares at $0.01 par value; issued
     and outstanding shares of 2,989,853 at October 31, 1998 and January 31, 1998                         30                    30
   Additional paid-in capital                                                                        109,508                62,585
   Deferred compensation                                                                              (4,177)               (2,010)
   Retained earnings                                                                                  62,574                63,701
----------------------------------------------------------------------------------------------------------------------------------
           Total shareholders' equity                                                                168,058               124,394
----------------------------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $   426,529           $   352,686
==================================================================================================================================

 The accompanying notes are an integral part of these consolidated statements.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                             THIRTEEN                         THIRTY-NINE
                                                                            WEEKS ENDED                       WEEKS ENDED
                                                                  -----------------------------      -----------------------------
                                                                    OCTOBER 31,     NOVEMBER 1,        OCTOBER 31,    NOVEMBER 1,
                                                                       1998             1997              1998           1997
   -------------------------------------------------------------------------------------------------------------------------------
   NET SALES                                                      $   154,748       $   155,513      $   443,746       $   427,758
   OTHER INCOME, NET                                                      424               457            1,398             1,420
   -------------------------------------------------------------------------------------------------------------------------------
                                                                      155,172           155,970          445,144           429,178
   -------------------------------------------------------------------------------------------------------------------------------
   COSTS AND EXPENSES:
     Costs of merchandise sold                                         97,047            97,212          279,942           268,300
     Selling, general and administrative                               52,352            51,064          150,094           144,523
     Depreciation and amortization                                      3,566             3,500            9,746             9,862
   -------------------------------------------------------------------------------------------------------------------------------
   INCOME FROM OPERATIONS                                               2,207             4,194            5,362             6,493
   INTEREST EXPENSE, NET                                                2,483             3,254            7,205            10,026
   -------------------------------------------------------------------------------------------------------------------------------
   (LOSS) INCOME BEFORE INCOME TAXES                                     (276)              940           (1,843)           (3,533)
   INCOME TAX (BENEFIT) EXPENSE                                          (109)              367             (719)           (1,335)
   --------------------------------------------------------------------------------------------------------------------------------
   (LOSS) INCOME BEFORE EXTRAORDINARY ITEM                               (167)              573           (1,124)           (2,198)
   EXTRAORDINARY ITEM - loss on early extinguishment of debt,
                          net of income tax benefit of $251               ---               ---              ---              (446)
   --------------------------------------------------------------------------------------------------------------------------------
   Net (loss) income                                              $      (167)      $       573      $    (1,124)      $    (2,644)
   ================================================================================================================================

   PER SHARE AMOUNTS:
    BASIC:
     (Loss) income before extraordinary item                      $     (0.01)      $      0.05      $     (0.08)      $     (0.20)
     Effect of extraordinary item                                         ---               ---              ---             (0.04)
   --------------------------------------------------------------------------------------------------------------------------------
     Net (loss) income per share                                  $     (0.01)      $      0.05      $     (0.08)      $     (0.24)
   ================================================================================================================================
   BASIC SHARES OUTSTANDING                                            14,672            11,082           13,590            11,076

    DILUTED:
     (Loss) income before extraordinary item                      $     (0.01)      $      0.05      $     (0.08)      $     (0.20)
     Effect of extraordinary item                                         ---               ---              ---             (0.04)
   --------------------------------------------------------------------------------------------------------------------------------
     Net (loss) income per share                                  $     (0.01)      $      0.05      $     (0.08)      $     (0.24)
   ================================================================================================================================
   DILUTED SHARES OUTSTANDING                                          14,672            11,493           13,590            11,076
   ================================================================================================================================

 The accompanying notes are an integral part of these consolidated statements.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                        THIRTY-NINE
                                                                                                        WEEKS ENDED
                                                                                           ------------------------------------
                                                                                            OCTOBER 31,            NOVEMBER 1,
                                                                                               1998                   1997
-------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net loss                                                                               $    (1,124)             $    (2,644)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                                              9,746                    9,862
     Changes in operating assets and liabilities, net                                         (28,048)                 (34,207)
-------------------------------------------------------------------------------------------------------------------------------
       Net cash used in operating activities                                                  (19,426)                 (26,989)

INVESTING ACTIVITIES:
   Capital expenditures, net                                                                  (13,923)                  (7,331)
   Proceeds from sale of property, fixtures and equipment                                       1,459                       17
   Proceeds from sale of accounts receivable, net                                             (12,000)                   7,300
   Proceeds from sale and leaseback arrangement, net                                              ---                   10,901
------------------------------------------------------------------------------------------------------------------------------
       Net cash (used in) provided by investing activities                                    (24,464)                  10,887

FINANCING ACTIVITIES:
   Payments on long-term debt and capital lease obligations                                  (197,671)                (224,375)
   Proceeds from issuance of long-term debt                                                   197,400                  240,002
   Proceeds from equity offering                                                               43,417                      ---
   Proceeds from exercised stock options                                                          706                      193
------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                                               43,852                   15,820

       Net decrease in cash and cash equivalents                                                  (38)                    (282)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                                          9,109                    6,516
------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $     9,071              $     6,234
==============================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                                          $     7,398              $     9,520
   Income taxes paid                                                                      $     6,390              $     2,191

 The accompanying notes are an integral part of these consolidated statements.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bon-Ton Stores, Inc., a Pennsylvania corporation, was incorporated on January 31, 1996 as the successor of a company established on January 31, 1929 and currently operates, through its subsidiaries, 65 retail department stores located in Pennsylvania, New York, Maryland, Massachusetts, New Jersey and West Virginia.

1.   BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements include accounts of The Bon-Ton Stores, Inc. and its wholly-owned subsidiaries (the "Company"). All intercompany transactions and balances have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation for interim periods have been included. The Company's business is seasonal in nature and the results of operations for the interim periods are not necessarily indicative of the results for the full fiscal year. It is suggested these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998 (the "1997 Annual Report").

2.   PER SHARE AMOUNTS:

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") in fiscal 1997. SFAS No. 128 requires dual presentation of Basic and Diluted earnings per share ("EPS") on the face of the statement of operations. Basic EPS is computed by dividing reported earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed assuming the conversion of all dilutive securities, such as options and restricted stock. The statement requires a reconciliation of the numerators and denominators used in the Basic and Diluted EPS calculations. The numerator, net loss or income, is identical in both calculations. The following table presents a reconciliation of the shares outstanding for the respective calculations for each period presented on the accompanying Consolidated Statements of Operations.

                                                                    Thirteen                        Thirty-nine
                                                                  Weeks Ended                       Weeks Ended
                                                        ------------------------------     ------------------------------
                                                           October 31,    November 1,         October 31,    November 1,
                                                              1998           1997                1998           1997
                  -------------------------------------------------------------------------------------------------------
                                                             Shares         Shares              Shares         Shares
                  -------------------------------------------------------------------------------------------------------
                  Basic Calculation                        14,672,000     11,082,000          13,590,000     11,076,000
                  Dilutive Securities--
                               Restricted Shares                  ---         90,000                 ---            ---
                               Options                            ---        321,000                 ---            ---
                  -------------------------------------------------------------------------------------------------------
                  Diluted Calculation                      14,672,000     11,493,000          13,590,000     11,076,000
                  -------------------------------------------------------------------------------------------------------

                  Antidilutive shares and options
                               Restricted Shares              598,000            ---             454,000        288,000
                               Options                      1,372,000        285,000           1,225,000      1,372,000

Antidilutive shares and options consisting of restricted shares and options to purchase shares outstanding were excluded from the computation of dilutive securities due to the Company's net loss position for the thirteen week period ended October 31, 1998 and the thirty-nine week periods ended October 31, 1998 and November 1, 1997. Antidilutive options to purchase shares were excluded from the computation of dilutive securities due to exercise prices greater than the average market price during the thirteen week period ended November 1, 1997.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES

The following table reflects the approximate dilutive securities calculated under the treasury stock method had the Company been in a net profit position for the thirteen week period ended October 31, 1998 and the thirty-nine week periods ended October 31, 1998 and November 1, 1997.

                                                                  Thirteen                            Thirty-nine
                                                                 Weeks Ended                          Weeks Ended
                                                     ----------------------------------   ----------------------------------
                                                         October 31,       November 1,      October 31,       November 1,
                                                            1998              1997             1998              1997
                  ----------------------------------------------------------------------------------------------------------
                                                           Shares            Shares           Shares            Shares
                  ----------------------------------------------------------------------------------------------------------
                  Approximate Dilutive Securities--
                               Restricted Shares               90,000            N/A             120,000         70,000
                               Options                        220,000            N/A             300,000        230,000

Options to purchase shares with exercise prices greater than the average market price were excluded from the above table for the thirteen weeks ended October 31, 1998 and the thirty-nine weeks ended October 31, 1998 and November 1, 1997 in the approximate amounts of 350,000, 120,000 and 450,000, respectively, as they would have been antidilutive.

3.    SALE OF PROPERTY:

On February 17, 1998, the Company sold its vacant property in Downtown Lancaster, Pennsylvania. The property, which was acquired during the 1992 acquisition of Watt and Shand, Inc., was closed in March 1995. The Company recognized a gain during the first quarter of 1998 of $1.4 million on the disposal of this property, which included the remaining store closing reserve established in 1994. The gain was reflected in selling, general and administrative expense. The net proceeds of $1.2 million received from the sale were used to fund additional working capital requirements.

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

5.    SUBSEQUENT EVENT:

On November 20, 1998, the Company sold its vacant property in Downtown Allentown, Pennsylvania. The property was acquired during the 1994 acquisition of certain assets from Hess's Department Stores, Inc. The property was closed in January 1996. No gain or loss was recognized on this transaction as the Company utilized $1.0 million of the store closing reserve established for this property. The net proceeds of $1.5 million received from the sale were used to fund additional working capital requirements.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table summarizes the changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items expressed as a percentage of net sales for each period presented:

                                                                                 THIRTEEN                     THIRTY-NINE
                                                                               WEEKS ENDED                    WEEKS ENDED
                                                                        --------------------------     --------------------------
                                                                        OCTOBER 31,     NOVEMBER 1,    OCTOBER 31,    NOVEMBER 1,
                                                                           1998            1997           1998           1997
---------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                 100.0%          100.0%         100.0%         100.0%
Other income, net                                                           0.3             0.3            0.3            0.3
--------------------------------------------------------------------------------------------------------------------------------
                                                                          100.3           100.3          100.3          100.3
--------------------------------------------------------------------------------------------------------------------------------
Costs and expenses:
    Costs of merchandise sold                                              62.7            62.5           63.1           62.7
    Selling, general and administrative                                    33.8            32.8           33.8           33.8
    Depreciation and amortization                                           2.3             2.3            2.2            2.3
--------------------------------------------------------------------------------------------------------------------------------
Income from operations                                                      1.4             2.7            1.2            1.5
Interest expense, net                                                       1.6             2.1            1.6            2.3
--------------------------------------------------------------------------------------------------------------------------------
(Loss) income before income taxes                                          (0.2)            0.6           (0.4)          (0.8)
Income tax (benefit) expense                                               (0.1)            0.2           (0.2)          (0.3)
--------------------------------------------------------------------------------------------------------------------------------
(Loss) income before extraordinary item                                    (0.1)            0.4           (0.3)          (0.5)
Extraordinary item - loss on early extinguishment of debt, net of tax       ---             ---            ---           (0.1)
--------------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                          (0.1)%           0.4%          (0.3)%         (0.6)%
================================================================================================================================

THIRTEEN WEEKS ENDED OCTOBER 31, 1998 COMPARED TO THIRTEEN WEEKS ENDED NOVEMBER 1, 1997

For the purpose of the following discussion, all references to "third quarter of 1998" and "third quarter of 1997" are to the Company's thirteen-week period ended October 31, 1998 and November 1, 1997, respectively.

NET SALES. Net sales were $154.7 million for the thirteen weeks ended October 31, 1998, a decrease of 0.5% to the same period last year. Comparable store sales decreased 1.2% for the period, with men's, cosmetics and home achieving sales increases during the quarter.

OTHER INCOME, NET. Net other income, consisting mainly of income from leased departments, remained at 0.3% of net sales in the third quarter of 1998.

COSTS AND EXPENSES. Gross profit, in the third quarter of 1998, decreased $0.6 million compared to the third quarter of 1997 as a result of the decrease in sales and an increase in the ratio of markdowns to sales. Gross profit as a percentage of net sales decreased by 0.2 percentage points to 37.3% for the thirteen weeks ended October 31, 1998 from 37.5% for the comparable period last year.

Selling, general and administrative expenses for the third quarter of 1998 increased $1.3 million to 33.8% of net sales from 32.8% of net sales in the third quarter of 1997. The expense increase was due primarily to pre-opening cost associated with the new store in Westfield, Massachusetts and an increase in bad debt expense as a result of increased personal bankruptcies, partially offset by an increase in finance charge revenue.

Depreciation and amortization was 2.3% of net sales for the thirteen weeks ended October 31, 1998 and November 1, 1997.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES

INCOME FROM OPERATIONS. Income from operations for the third quarter of 1998 was $2.2 million, or 1.4% of net sales, compared to income from operations of $4.2 million, or 2.7% of net sales, in the comparable period last year. The decline for the period primarily reflects the reduced gross margin and the increased selling, general and administrative expenses.

The Company sells receivables through its accounts receivable facility to provide additional working capital. The pro-forma effect, as if the Company had on-balance sheet financing, would have reduced selling, general and administrative expenses by $1.9 million in the third quarter of 1998 and $1.7 million in the third quarter of 1997. The lower selling, general and administrative expenses would have been offset by a corresponding increase in interest expense for both periods. The net result of the pro-forma reclassification would reflect income from operations of $4.1 million in the third quarter of 1998 and $5.9 million for the corresponding period last year.

INTEREST EXPENSE, NET. Net interest expense decreased to 1.6% of net sales for the thirteen weeks ended October 31, 1998 compared to 2.1% of net sales for the thirteen weeks ended November 1, 1997. The decrease is primarily attributed to the lower borrowing levels as a result of the sale of additional shares (see
Note 4).

NET (LOSS) INCOME. The net loss for the third quarter of 1998 amounted to $0.2 million compared to net income of $0.6 million in the third quarter of 1997.

Due to the seasonal nature of the Company's business, the results for the current year third quarter are not necessarily indicative of the results that may be achieved for the full fiscal year of 1998.

THIRTY-NINE WEEKS ENDED OCTOBER 31, 1998 COMPARED TO THIRTY-NINE WEEKS ENDED NOVEMBER 1, 1997

For the purpose of the following discussion, all references to "1998" and "1997" are to the Company's thirty-nine week period ended October 31, 1998 and November 1, 1997, respectively.

NET SALES. Net sales were $443.7 million for 1998, an increase of 3.7% over the same period last year. Comparable store sales increased 2.9% for the period, with men's, intimate and home achieving sales increases greater than Company average.

OTHER INCOME, NET. Net other income, which consisted mainly of income from leased departments, was 0.3% of net sales in 1998 and 1997.

COSTS AND EXPENSES. Gross profit in 1998 increased $4.3 million over 1997 due primarily to the increased sales base, partially offset by the decrease in gross profit as a percentage of net sales to 36.9% for the thirty-nine week period ended October 31, 1998 from 37.3% for the comparable period last year. The decline in the margin rate was largely attributable to a higher level of markdowns.

Selling, general and administrative expenses for 1998 increased $5.6 million over 1997, with the ratio to net sales at 33.8% consistent with the ratio in 1997. The increase in expenses primarily reflects an increase in payroll expense, pre-opening expense associated with the new stores in Jamestown, New York and Westfield, Massachusetts and an increase in bad debt expense as a result of higher receivables. The increased expenses were partially offset by the $1.4 million gain on the sale of property (see Note 3) and an increase in finance charge revenue.

Depreciation and amortization decreased to 2.2% of net sales for the thirty-nine weeks ended October 31, 1998 from 2.3% of net sales over the comparable period last year primarily due to the increase in 1998 sales volume.

                    THE BON-TON STORES,INC. AND SUBSIDIARIES

INCOME FROM OPERATIONS. Income from operations for 1998 was $5.4 million, or 1.2% of net sales, compared to income from operations of $6.5 million, or 1.5% of net sales, in the comparable period last year. The decline for the period reflects increased selling, general and administrative expenses, partially offset by increased gross margin dollars.

The Company sells receivables through its accounts receivable facility to provide additional working capital. Pro-forma effects, as if the Company had on-balance sheet financing, would have reduced selling, general and administrative expenses by $5.8 million in 1998 and $4.9 million in 1997. The lower selling, general and administrative expenses would have been offset by a corresponding increase in interest expense for both periods. The net result of the pro-forma reclassification would reflect income from operations of $11.2 million in 1998 and $11.4 million for the corresponding period last year.

INTEREST EXPENSE, NET. Net interest expense decreased to 1.6% of net sales in 1998 compared to 2.3% of net sales in 1997. The decrease in 1998 reflects lower borrowing levels incurred by the Company as compared to the same period last year primarily as a result of the sale of additional shares (see Note 4).

EXTRAORDINARY ITEM. The Company entered into a new asset based borrowing agreement on April 10, 1997. As a result of this transaction, the Company incurred an extraordinary charge of $0.4 million (net of $0.3 million income tax benefit) in the first quarter of 1997 relating to the early extinguishment of debt.

NET LOSS. The net loss for 1998 amounted to $1.1 million compared to a net loss of $2.6 million in 1997.

Due to the seasonal nature of the Company's business, the results for the current period are not necessarily indicative of the results that may be achieved for the full fiscal year of 1998.

YEAR 2000 READINESS DISCLOSURE

The Year 2000 issue refers to the inability of some computer programs and microprocessors to correctly interpret the century from a date in which the year is represented by only two digits (e.g., 98). As a result, on January 1, 2000, computer systems throughout the world may experience operating difficulties unless they are modified or upgraded to properly process date related information. The Year 2000 issue can arise at any point in a company's supply, processing, distribution or financial chains.

Breakdowns or malfunctions in any number of the Company's computer systems or applications could prevent the Company from being able to receive and sell its merchandise. Examples are failures in the Company's receiving, inventory, payment or POS applications software, computer chips embedded in equipment, lack of supply of products from its vendors or lack of power, heat or water from utilities servicing its facilities.

STATE OF READINESS: The Company implemented a comprehensive risk-based plan designed to make its operations Year 2000 compliant. The Company established a corporate project team, which reports to the Vice Chairman and Chief Operating Officer, to oversee, monitor and coordinate the Company-wide Year 2000 effort. The Company's plan focuses on four areas - applications and mainframe software, service providers, miscellaneous equipment providers and merchandise vendors - and generally covers three stages, including (i) assessment, (ii) remediation and (iii) testing and certification. The remediation and testing and certification stages do not apply to the merchandise vendor area. The Company is primarily utilizing internal resources to complete its Year 2000 initiatives.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES

The applications and mainframe software area includes the Company's proprietary and third party computer systems and related hardware, software and data and telephone networks. The Company's merchandise system, which supports procurement and distribution, inventory control and point-of-sale reporting systems, is primarily proprietary. With respect to the Company's credit business, the Company utilizes a third party software support vendor and has obtained assurances from such vendor that it expects its system to be Year 2000 compliant. A majority of the Company's information systems are presently Year 2000 compliant. Remediation and testing of remaining systems is in process, with substantial completion anticipated by June 1999.

The service providers area includes systems and processes provided by outside agencies, such as freight carriers, inventory and direct mail service providers. Based on assurances from third parties, these systems present little Year 2000 exposure risks.

The miscellaneous equipment area includes equipment and systems that contain embedded computer technology such as elevators, phone systems and security systems. The Company's assessment of these systems is in process. It is anticipated, based on assurances from third parties, these systems present little Year 2000 exposure or risk.

Merchandise vendors are currently being monitored by an outside agency, co-sponsored by a group of retailers, which is surveying the vendors for Year 2000 readiness. The survey results are monitored by the retailers via an internet webpage. The Company is reviewing its vendors responses on the webpage and expects to conduct follow-up assessments of certain of its critical vendors to further monitor such vendors' progress.

COSTS: The aggregate costs for the Company to achieve Year 2000 readiness are not expected to exceed $1.1 million. These costs will be incurred over the two year period from 1998 through the year 1999, with the majority to be expended in 1999. All costs associated with Year 2000 readiness will be expensed as incurred and funded from operating cash flows. The Company's costs associated with Year 2000 readiness through October 31, 1998 are approximately $235,000.

RISKS AND CONTINGENCY PLANS: Despite the Company's significant efforts to make its systems and facilities Year 2000 compliant, the ability of third party service providers, merchandise vendors and other third parties, including governmental entities and utility companies, to be Year 2000 compliant, is beyond the Company's control. Accordingly, the Company can give no assurances that the systems of others on which the Company's systems rely will be timely converted or compatible with the Company's systems. Additionally, there can be no assurance that the Company's systems will be rendered Year 2000 compliant in a timely manner. Failure of a third party or the Company to comply on a timely basis could have a material adverse effect on the Company. At present, the Company does not expect Year 2000 issues to materially affect its supply of merchandise, services, competitive position or financial performance.

The Company believes it is very difficult to accurately predict the most reasonably likely worst case Year 2000 scenario. However, a reasonably likely worst case Year 2000 scenario would include the failure of a third party (including, without limitation, merchandise vendors and service and utility providers) to timely complete the remediation of its Year 2000 deficiencies for any substantial period of time. This could have a material adverse effect upon the Company's ability to provide and sell merchandise to its customers. Additionally, a failure by the Company to timely remediate its Year 2000 deficiencies could impair the Company's ability to conduct its business of providing and selling merchandise in a timely or profitable manner. The Company is developing contingency plans, such as identifying alternative sourcing, increasing inventory on basic stock items and identifying what actions need to be taken if a critical system or third party provider is not Year 2000 compliant. The Company expects these plans to be finalized by April 1999.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES

The foregoing statements as to costs and dates relating to the Year 2000 effort are forward looking and are made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. They are based on the Company's best estimates which may be updated as additional information becomes available. The Company's forward looking statements are also based on assumptions about many important factors, including the technical skills of employees and independent contractors, the representations and preparedness of third parties, the failure of vendors to deliver merchandise or perform services required by the Company and the collateral effects of the Year 2000 issues on the Company's business partners and customers. While the Company believes its assumptions are reasonable, it cautions that it is impossible to predict the impact of certain factors that could cause actual costs or timetables to differ materially from the expected results.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital requirements are currently met through a combination of cash, borrowings under its revolving credit facility and proceeds from its accounts receivable facility.

The following table summarizes material measures of the Company's liquidity and capital resources:

                                                                      (dollars in millions)
                                                             October 31,                    November 1,
                                                                1998                           1997
                                                             -----------                    ----------
         Working Capital                                         $163.6                        $138.0

         Current Ratio                                           2.25:1                        2.07:1

         Funded Debt to Total Capitalization                     0.42:1                        0.58:1

         Available Lines of Credit                                $87.1                         $42.2

For the thirty-nine weeks ended October 31, 1998, net cash used in operating activities amounted to $19.4 million, as compared to net cash used in operating activities of $27.0 million for the comparable period last year. The reduction in net cash used in operating activities for 1998 is primarily attributable to an improvement in the Company's earnings and a reduction in accounts receivable, partially offset by payment of $6.4 million in income taxes. Net cash used in operating activities during the comparable period last year was supplemented by a $4.9 million pension asset reversion (net of federal excise tax payment).

Net cash used in investing activities amounted to $24.5 million for the thirty-nine weeks ended October 31, 1998, compared to cash provided by investing activities of $10.9 million for the comparable period last year. The net cash used during the thirty-nine week period ended October 31, 1998 was primarily attributable to increased capital expenditures for store renovations and new stores and the reduction in the receivables sold under the accounts receivable facility, partially offset by proceeds received from the sale of property. Net cash provided during the thirty-nine week period ended November 1, 1997 was primarily a result of the proceeds received from the sale and leaseback arrangement (see Note 17 of the 1997 Annual Report) and the Company's further utilization of the accounts receivable facility.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES

Net cash provided by financing activities amounted to $43.9 million for the thirty-nine week period ended October 31, 1998, as compared to cash provided by financing activities of $15.8 million for the comparable period last year. The Company received net proceeds of $43.4 million from the sale of additional shares of Common Stock in 1998. Pending intended uses, the proceeds were used to reduce indebtedness under the Company's revolving credit facility (see Note 4). The cash provided in 1997 was primarily attributable to increased borrowings of long-term debt.

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

PART II: OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

Exhibit No.       Description

     10.1 First Amendment to the Employment Agreement between the Company and Michael L. Gleim.

     10.2         Fourth Amendment to the Credit Agreement.

     27           Financial Data Schedule


(b) The Company did not file any Current Reports on Form 8-K during the thirteen-week period ended October 31, 1998.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           THE BON-TON STORES, INC.




Date:    DECEMBER 14, 1998                  By:    /S/  MICHAEL L. GLEIM
       ----------------------                    -----------------------
                                                     Michael L. Gleim
                                                     Vice Chairman and
                                                     Chief Operating Officer








Date:    DECEMBER 14, 1998                  By:   /S/  JAMES H. BAIREUTHER
      -----------------------                   --------------------------
                                                     James H. Baireuther
                                                     Senior Vice President and
                                                     Chief Financial Officer