Form 10-K
period 1999-01-30
BON TON STORES INC
filed 1999-04-23
CIK 878079

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-K

                     ANNUAL REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934


     For the Fiscal Year Ended                    Commission File Number
         January 30, 1999                                 0-19517


                           THE BON-TON STORES, INC.
                            2801 EAST MARKET STREET
                           YORK, PENNSYLVANIA, 17402
                                (717) 757-7660


     INCORPORATED IN PENNSYLVANIA                     IRS NO. 23-2835229

                             ____________________

     Securities registered pursuant to Section 12(b)
       of the Act:                                    None

     Securities registered pursuant to Section 12(g)
       of the Act:                                    Common Stock, $.01 par
                                                       value

     The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

     Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in Registrant's proxy statement incorporated by reference in Part III of this Form 10-K.

     As of March 29, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $71,208,700, based upon the closing price of $7.50 per share on March 29, 1999.*

     As of March 29, 1999, there were 12,278,120 shares of Common Stock, $.01 par value, and 2,989,853 shares of Class A Common Stock, $.01 par value, outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Part II - Portions of the Registrant's Annual Report to security holders for the Fiscal Year Ended January 30, 1999 ("Annual Report").
     Part III - Portions of the Registrant's Proxy Statement with respect to its 1999 Annual Meeting of Shareholders ("Proxy Statement").

____________________________
* Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the Registrant, without conceding that all such persons are "affiliates" of the Registrant for purposes of the federal securities laws.

--------------------------------------------------------------------------------

     Certain information included in this Form 10-K contains statements that are forward looking. Such forward-looking information involves certain risks and uncertainties that could significantly affect anticipated results in the future, including, but not limited to, uncertainties affecting retail generally (such as consumer confidence and demand for soft goods); uncertainties associated with opening new stores or expanding and remodeling existing stores; and competition within the markets in which the Company's stores are located.

     References to a year in this Form 10-K refer to the Company's fiscal year, which is the 52 or 53 week period ending on the Saturday nearer January 31 of the following calendar year (e.g. a reference to 1998 is a reference to the fiscal year ended January 30, 1999).



                                    PART I
ITEM 1.   BUSINESS


GENERAL

     The Bon-Ton Stores, Inc., together with its subsidiaries (collectively, the "Company" or "The Bon-Ton"), is the successor to S. Grumbacher & Son, a family business founded in 1898. The Company is a leading operator of quality fashion department stores offering moderate and better apparel, home furnishings, cosmetics, accessories and shoes in secondary markets. In many of its markets, The Bon-Ton is the primary destination for branded fashion merchandise such as Calvin Klein, Liz Claiborne, Nautica, Ralph Lauren and Tommy Hilfiger. The Company presently operates 65 quality fashion department stores in secondary markets with 35 stores in Pennsylvania, 24 in New York, three stores in Maryland and one store in each of Massachusetts, West Virginia and New Jersey. The Company's strategy focuses on being the premier fashion retailer in smaller secondary markets that demand, but often have limited access to, better branded merchandise.

     The Bon-Ton provides an in-depth selection of high-quality, well-known branded merchandise at competitive prices in upscale shopping environments.
None of The Bon-Ton's stores are located in major metropolitan markets, and most are located in smaller secondary markets. The Company's executive offices are located at 2801 East Market Street, York, Pennsylvania.


MERCHANDISING

     The Bon-Ton stores offer moderate and better fashion apparel, home furnishings, cosmetics, accessories, shoes and other items. The Company's sales of apparel constituted 62.9% of sales in 1998. The chart below illustrates the sales by product category for 1998, 1997 and 1996.

MERCHANDISE CATEGORY                    1998    1997    1996
-----------------------                ------  ------  ------

  Women's clothing....................  27.0%   28.0%   27.4%
  Men's clothing......................  18.6    17.8    17.7
  Home................................  12.6    12.2    12.0
  Cosmetics...........................   9.7     9.7     9.8
  Children's clothing.................   7.0     7.0     7.4
  Accessories.........................   7.3     7.3     7.9
  Junior's clothing...................   5.3     5.5     5.5
  Intimate apparel....................   5.0     5.0     5.3
  Shoes...............................   5.0     5.0     4.7
  Fine Jewelry........................   2.1     2.0     1.7
  Beauty Salon........................   0.4     0.5     0.6
                                       -----   -----   -----

     Total............................ 100.0%  100.0%  100.0%
                                       =====   =====   =====

     The Company carries a number of highly recognized brand names, including Calvin Klein, Cole/./Haan, Estee Lauder, Jones New York, Kenneth Cole, Liz Claiborne, Nautica, Nine West, Ralph Lauren, Steve Madden, Tommy Hilfiger and Via Spiga, and within these brands chooses collections which balance fashion, price and selection. The Company also is placing greater emphasis on vendor shops within its stores from key vendors such as Calvin Klein, Nautica, Ralph Lauren and Tommy Hilfiger. In such vendor shops merchandise is grouped and positioned in preferred floor locations to provide enhanced visibility with distinctive, vendor-specific fixturing, signage and displays.

     Complementing its branded merchandise, the Company's exclusive private brand merchandise provides fashion at competitive pricing under names such as Andrea Viccaro, Jenny Buchanan, Susquehanna Trail Outfitters and Susquehanna Blues. The Bon-Ton views its private brand merchandise as a strategic addition to its strong array of highly recognized, quality national brands and as an opportunity to increase brand exclusiveness, customer loyalty and competitive differentiation. Private brand merchandise represented approximately 17.8% of apparel sales in 1998.

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

CUSTOMER CREDIT

     Bon-Ton customers may pay for their purchases with The Bon-Ton proprietary credit card, Visa, Mastercard, cash or check.

     The Bon-Ton credit card holders generally constitute the Company's most loyal and active customers; during 1998, the average dollar amount for proprietary credit card purchases substantially exceeded the average dollar amount for cash purchases. The Company believes that its credit card is a particularly productive tool for customer segmentation and target marketing.

     The following table summarizes the percentage of total sales generated by payment type:

     TYPE OF PAYMENT
     ----------------
                                                       1998    1997   1996
                                                       ----    ----   ----
     Bon-Ton credit card                                 48%    50%    51%
     Visa, Mastercard, American Express*                 23     22     20
     Cash or check                                       29     28     29
                                                       ----   ----   ----
     Total                                              100%   100%   100%
                                                       ====   ====   ====

     *The Company ceased accepting American Express in 1998.

     During 1998, the Company issued 244,700 Bon-Ton credit cards for newly opened accounts.

COMPETITION

     The Company faces competition for customers from traditional department stores such as those operated by J. C. Penney Company, Inc. ("JC Penney"), Federated Department Stores Inc. ("Federated"), The May Department Stores Company ("May") and Sears, Roebuck and Co. ("Sears"), from regional department stores such as Boscov's Department Store, Inc., and from specialty stores and catalogue and other retailers. In addition, the Company faces competition for store locations from other department stores and other large retailers. In a number of its markets, the Company competes for customers with national department store chains which are better established in such markets than the Company and which offer a similar mix of better branded merchandise as the Company. In other markets, the Company faces potential competition from national chains that to date have not entered such markets. In all markets, the Company generally competes for customers with department stores offering moderately priced goods. Many of the Company's competitors are units of large national or regional chains that may have substantially greater financial and other resources than the Company. Some of the Company's competitors have greater leverage with vendors than the Company, which may allow such competitors to obtain merchandise more easily or on better terms than the Company. In several of the Company's markets, the Company's stores compete with other department stores in the immediate vicinity which are larger and/or have a superior location in the relevant mall or local shopping area.

     The Company believes it compares favorably with its competitors with respect to quality, depth and breadth of merchandise, prices for comparable quality merchandise, customer service and store environment. The Company also believes its knowledge of smaller secondary markets, developed over its many years of operation, and its focus on secondary markets as its primary area of operation, give it an advantage that cannot be readily duplicated.

ASSOCIATES

     As of January 30, 1999, the Company had approximately 3,600 full-time and 5,400 part-time associates. The Company also employs additional part-time clerks and cashiers during peak periods. None of the Company's associates are represented by a labor union. The Company believes that its relationship with its associates is good.

ITEM 2.   PROPERTIES.

     The Company's stores, which all operate under the name "The Bon-Ton", vary in size from approximately 45,000 to 160,000 square feet. All but three of The Bon-Ton stores are anchor tenants in shopping malls or are in, or adjacent to, strip shopping centers.

     The Company configures its stores to provide a logical flow from department to department and continually monitors its product layouts in an attempt to make shopping easier and to maximize sales per square foot.

     The Company maintains a corporate visual merchandising staff and at least one associate in each store responsible for visual presentation. The Company continually evaluates all aspects of its visual merchandising program to provide an aesthetically pleasing atmosphere for its customers.

     The following table sets forth the number of stores at the beginning and end of each of the last five years:

Fiscal Year                1998       1997    1996     1995      1994
-----------                ----       ----    ----     ----      ----
Number of stores:
  Beginning of year          64         64      68       69        35
  Additions                   2          0       1        4        35
  Closings                   (1)         0      (5)      (5)       (1)
                           ----       ----    ----     ----      ----
  End of year                65         64      64       68        69

     The Company plans to maintain its growth by expanding and upgrading its existing stores and by opening new stores and will consider acquisitions of department store companies or their real estate assets if and when such opportunities arise. The Company's market positioning strategy has been to locate its new stores or acquire existing companies or their stores in secondary markets generally within or contiguous to its existing areas of operations.

     In March 1998, the Company opened a 60,100 square foot store in the Jamestown, New York market, and in November 1998, the Company opened a 50,600 square foot store in Westfield, Massachusetts. The Company closed its Rome, Georgia store in April 1998. The Company anticipates opening new stores in Glens Falls, New York and Pottstown, Pennsylvania, and expanding its existing stores in Butler, Pennsylvania and Hagerstown, Maryland, during 1999. In addition, the Company has acquired the leases for department stores in Hamden, Connecticut, Brick, New Jersey and Red Bank, New Jersey from Steinbach Stores, Inc. The Company plans to renovate these three stores and open them for business in the fall of 1999.

     The following table provides certain information regarding the Company's properties:

                               STORE PROPERTIES
                               ----------------


                                                                APPROXIMATE
                                                                GROSS SQUARE      YEAR OPENED
MARKET                             LOCATION                          FEET         OR ACQUIRED
------                             --------                     -------------    -------------
PENNSYLVANIA
      Allentown                    South Mall                       111,000         1994
      Bethlehem                    Westgate Mall                    107,100         1994
      Bloomsburg                   Columbia Mall                     46,100         1988
      Butler                       Clearview Mall                   100,500/(1)/    1982
      Carlisle                     Carlisle Plaza Mall               59,900         1977
      Chambersburg                 Chambersburg Mall                 55,600         1985
      Doylestown                   Doylestown Shopping Center        55,500         1994
      Easton                       Palmer Park Mall                 120,200         1994
      Greensburg                   Westmoreland Mall                 99,900         1987
      Hanover                      North Hanover Mall                67,600         1971
      Harrisburg                   Camp Hill (Free Standing)        145,200         1987
                                   Colonial Park Shopping Center    136,500         1987
      Indiana                      Indiana Mall                      60,400         1979
      Johnstown                    The Galleria                      80,900         1992
      Lancaster                    Park City Center                 144,800         1992
      Lebanon                      Lebanon Plaza Mall                53,700         1994
      Lewistown                    Central Business District         46,700         1972
      Oil City                     Cranberry Mall                    45,200         1982
      Pottstown                    Coventry Mall                     88,300         1999/(2)/
      Pottsville                   Schuylkill Mall                   61,100         1987
      Quakertown                   Richland Mall                     88,100         1994
      Reading                      Berkshire Mall                   159,400         1987
      Scranton                     Keyser Oak Plaza                  57,600         1980
      State College                Nittany Mall                      70,200         1994
      Stroudsburg                  Stroud Mall                       87,000         1994
      Sunbury                      Susquehanna Valley Mall           90,000         1978
      Trexlertown                  Trexler Mall                      54,000         1994
      Uniontown                    Uniontown Mall                    71,000         1976
      Warren                       Warren Mall                       50,000         1980
      Washington                   Crown Washington Center           78,100         1987
      Williamsport                 Lycoming Mall                     60,100         1986
      Wilkes-Barre                 Midway Shopping Center            66,000         1987
                                   Wyoming Valley Mall              159,500         1987
      York                         York Galleria                    128,200         1989
                                   Queensgate Shopping Center        85,100         1962
                                   West Manchester Mall              80,200         1981

    NEW YORK

      Binghamton                   Oakdale Mall                      80,000         1981
      Buffalo                      Northtown Plaza                  100,800         1994
                                   Walden Galleria                  150,000         1994
                                   Eastern Hills Mall               151,200         1994
                                   McKinley Mall                     97,200         1994
                                   Sheridan/Delaware Plaza          124,100         1994
                                   Southgate Plaza                  100,500         1994
      Elmira                       Arnot Mall                        74,800         1995
      Glens Falls                  Aviation Mall                     80,300         1999/(3)/
      Ithaca                       Pyramid Mall                      52,400         1991
      Jamestown                    Chautauqua Mall                   60,100         1998
      Lockport                     Lockport Mall                     82,000         1994
      Massena                      St. Lawrence Centre               51,000         1994
      Niagara Falls                Summit Park Mall                  88,100         1994
      Olean                        Olean Mall                        73,000         1994
      Rochester                    The Mall at Greece Ridge Center  144,600         1996
                                   The Marketplace Mall             100,000         1995
                                   Irondequoit Mall                 102,600         1995
                                   Eastview Mall                    118,900         1995

                                                                 APPROXIMATE
                                                                GROSS SQUARE      YEAR OPENED
MARKET                             LOCATION                          FEET         OR ACQUIRED
------                             --------                    --------------    -------------
      Saratoga Springs             Wilton Mall                       71,700           1993
      Syracuse                     Carousel Center                   80,000           1994
                                   Camillus Mall                     64,700           1994
                                   Great Northern Mall               98,400           1994
                                   Shoppingtown Mall                 70,100           1994
      Watertown                    Salmon Run Mall                   50,200           1992


MARYLAND

      Cumberland                   Country Club Mall                 60,900           1979
      Frederick                    Frederick Towne Mall              77,900           1972
      Hagerstown                   Valley Mall                      123,000/(4)/      1974

WEST VIRGINIA

      Martinsburg                  Martinsburg Mall                  65,800           1994

CONNECTICUT

      Hamden                       Hamden Mart                       58,900           1999/(2)/

NEW JERSEY

      Brick                        Brick Plaza                       53,500           1999/(2)/
      Phillipsburg                 Phillipsburg Mall                 65,000           1994
      Red Bank                     Freestanding                      33,300           1999/(2)/

MASSACHUSETTS

      Westfield                    Westfield Shops                   50,600           1998

Footnotes:
---------

/(1)/ Includes 40,000 square foot expansion expected to be completed in May
      1999.
/(2)/ Anticipated opening date is in August 1999.
/(3)/ Anticipated opening date is in April 1999.
/(4)/ Includes 30,000 square foot expansion expected to be completed in August 1999.

      The Company leases 62 of its stores and owns eight stores, three of which are subject to ground leases. The Company leases a total of 154,600 square feet for its executive and administrative offices located in York, Pennsylvania, leases the land (but owns the building) for its 143,700 square foot distribution center in York, Pennsylvania, and leases its 326,000 square foot distribution center in Allentown, Pennsylvania.

      The distribution centers currently operate on one shift; however, by adding second shifts, the capacity of the distribution centers can be at least doubled. There is substantial space for additional expansion at the York and Allentown sites and additional truck docks in place not currently used in Allentown.

     ITEM 3.   LEGAL PROCEEDINGS.

          The Company has been named, together with other department stores and Nine West Group, Inc., a defendant in a number of antitrust class action lawsuits filed in February 1999, which have been consolidated in the United States District Court for the Southern District of New York. These lawsuits allege that the defendants engaged in conduct in violation of the antitrust laws relating to the sale of shoes manufactured by Nine West, and seek unspecified damages against all defendants. The Company and its counsel believe these claims are without merit and intends to vigorously defend these lawsuits.

          The Company is party to other legal proceedings and claims which arise during the ordinary course of business. The Company does not expect the ultimate outcome of all such litigation and claims to have a material adverse effect on the Company's financial position or results of operations.


     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

     ITEM A.   EXECUTIVE OFFICERS OF THE COMPANY.

          Certain information with respect to the executive officers of the Company is provided below:


NAME                                 AGE    POSITION
---------------------------------    ---    -------------------------------
Heywood Wilansky                     51     President - Chief Executive Officer and Director

M. Thomas ("Tim") Grumbacher         59     Chairman of the Board and Director

Michael L. Gleim                     56     Vice Chairman - Chief Operating Officer and Director

Douglas Lamm                         52     Executive Vice President - Softlines Merchandise

James H. Baireuther                  52     Senior Vice President - Chief Financial Officer

Jack Boonshaft                       56     Senior Vice President - Stores

J. Rick Cusick                       41     Senior Vice President - General Merchandise Manager

H. Stephen Evans                     49     Senior Vice President - Real Estate, Legal and Governmental
                                            Affairs

Elizabeth R. Feher                   38     Senior Vice President - General Merchandise Manager

Steven D. Goldsmith                  32     Senior Vice President - General Merchandise Manager

William T. Harmon                    44     Senior Vice President - Sales Promotion, Marketing and
                                            Strategic Planning

Cheryl Jan Ladnier                  50      Senior Vice President - Product Development, Fashion
                                            Merchandising and Special Events

Patrick J. McIntyre                 54      Senior Vice President - Chief Information Officer

Ryan J. Sattler                     54      Senior Vice President - Operations

Stephen M. Sloane                   52      Senior Vice President - General Merchandise Manager

Stephanie Stough                    47      Senior Vice President - Merchandise Planning and Control

Thomas R. Tortoriello               57      Senior Vice President - Human Resources

     Mr. Wilansky joined the Company in August 1995 as President, Chief Executive Officer and a Director. Prior to joining the Company, Mr. Wilansky was employed by May for more than 19 years. From 1992 to August 1995, he was President and Chief Executive Officer of the Foley's division of May, and from 1991 to 1992, he was President and Chief Executive Officer of the Filene's division of May. Prior to that, he was with the Hecht's and Lord & Taylor divisions of May.

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

     Mr. Lamm joined the Company as Senior Vice President - General Merchandise Manager in October 1995 and was appointed Executive Vice President - Softlines Merchandise in February 1998. Prior to joining the Company, Mr. Lamm owned a chain of women's large size apparel boutiques from 1988 to 1995, and from 1984 to 1988 was Senior Vice President and General Merchandise Manager of Venture Stores, Inc. in St. Louis.

     Mr. Baireuther joined the Company as Senior Vice President - Chief Financial Officer in June 1996. From September 1994 until he joined the Company, Mr. Baireuther was Senior Vice President - Chief Financial Officer at DAC Vision, a manufacturer and distributor of optical supplies. Prior to that, he was Executive Vice President - Chief Financial Officer for Eye Care Centers of America, a retail optical superstore chain and wholly-owned subsidiary of Sears, from 1989 to 1994. From 1969 to 1989, Mr. Baireuther held a variety of positions with Sears including Director of Mergers and Acquisitions, Manager of Corporate Financial Analysis and Controller.

     Mr. Boonshaft joined the Company in January 1996 as Vice President - Stores' Merchandising and was named Senior Vice President - Stores in February 1998. Prior to joining the Company, Mr. Boonshaft was with the Hecht's division of May, where his last position was Regional Vice President - Stores from 1986 to 1995.

     Mr. Cusick joined the Company in October 1996 as Divisional Vice President
- Divisional Merchandise Manager and was named Senior Vice President - General Merchandise Manager in July 1997. Prior to joining the Company, Mr. Cusick was with Marshall's from September 1995 to February 1996. From 1980 to 1995, Mr. Cusick held a variety of merchandising positions with Filene's, Foley's and The Broadway.

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

     Mr. Goldsmith joined the Company in February 1997 as Divisional Vice President - Divisional Merchandise Manager and was named Senior Vice President - General Merchandise Manager in March 1999. From November 1992 to February 1997, Mr. Goldsmith was with Foley's, where he held various positions including buyer and Director of Merchandising Analysis. From 1988 to November 1992, Mr. Goldsmith was with Filene's and Lord & Taylor.

     Mr. Harmon joined the Company as Senior Vice President - Sales Promotion, Marketing and Strategic Planning in June 1997. From December 1992 to October 1994, Mr. Harmon was Vice President, and from November 1994 to June 1997, Senior Vice President - Merchandise Planning, and during that entire period, Assistant to the President, of Foley's, and from June 1989 to December 1992 he was Vice President - Assistant to the President of Filene's. Prior to that, he was employed by McKinsey & Company for seven years.

     Ms. Ladnier joined the Company as Senior Vice President - Sales Promotion and Marketing in December 1993 and was subsequently named Senior Vice President
- Marketing and Corporate Communications. In May 1997 she was named Senior Vice President - Product Development, Fashion Merchandising and Special Events.

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

     Mr. Sattler joined the Company as Vice President - Distribution and Operations in 1986 and was promoted to Senior Vice President - Operations in 1990.

     Mr. Sloane joined the Company as Senior Vice President - General Merchandise Manager in February 1997. From December 1995 until February 1997, Mr. Sloane was Vice President - General Merchandise Manager at Dick's Clothing & Sporting Goods, and from July 1995 until December 1995 he was Vice President - General Merchandise Manager at McRae's Department Stores. Prior to that, Mr. Sloane was associated with May for over 17 years, having most recently served as Vice President-Merchandising at Foley's.

     Ms. Stough joined the Company in March 1987 as Director of Merchandise Planning and Control. In February 1991 she was promoted to Vice President - Merchandise Planning and Control and in May 1997 she was promoted to Senior Vice President - Merchandise Planning and Control.

     Mr. Tortoriello joined the Company in June 1998 as Senior Vice President - Human Resources. From April 1995 until he joined the Company, Mr. Tortoriello was Senior Vice President of Organization Development at the Handleman Company, a distributor to retailers, and from January 1993 to June 1994 he was Senior Vice President, Human Resources at Office Max.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market (symbol:
BONT). There is no established public trading market for the Company's Class A Common Stock. The Class A Common Stock is convertible on a share for share basis into Common Stock. The following table sets forth the range of the sales price of the Common Stock as furnished by Nasdaq:

                                   1998
                            ------------------
                              HIGH      LOW
                            --------  --------
          1/st/ Quarter      $18.000   $13.750
          2/nd/ Quarter       17.625    11.250
          3/rd/ Quarter       14.000     6.000
          4/th/ Quarter        9.250     6.000

                                   1997
                            ------------------
                              HIGH      LOW
                            --------  --------

          1/st/ Quarter      $ 7.375   $ 5.625
          2/nd/ Quarter        9.125     6.250
          3/rd/ Quarter       15.000     7.875
          4/th/ Quarter       17.500    11.750

     On March 29, 1999, there were approximately 318 shareholders of record of the Company's Common Stock and five shareholders of record of the Company's Class A Common Stock.

     The Company has not paid cash dividends since its initial public offering in September 1991 and does not anticipate paying any cash dividends in the foreseeable future. The Company intends to retain its earnings, if any, for the operation and expansion of its business. The payment and rate of future dividends, if any, are subject to the discretion of the Board of Directors and will depend upon the Company's earnings, financial condition, capital requirements, contractual restrictions under its current indebtedness and other factors. The Company's revolving credit agreement contains restrictions on the Company's ability to pay dividends and make other distributions.


ITEM 6.  SELECTED FINANCIAL DATA.

     Item 6 is hereby incorporated by reference to the material under "Selected Consolidated Financial and Operating Data" on page 20 of the Company's Annual Report attached hereto as Exhibit 13.1.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.

     Item 7 is hereby incorporated by reference to the material under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 21 through 26 of the Company's Annual Report, attached hereto as Exhibit 13.2.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Item 7A is hereby incorporated by reference to the material under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 21 through 26 of the Company's Annual Report, attached hereto as Exhibit 13.2.


ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Item 8 is hereby incorporated by reference to the Report of Independent Public Accountants, Consolidated Financial Statements and Notes thereto on pages 27 through 44 of the Company's Annual Report, attached hereto as Exhibit 13.3.


ITEM 9.   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.

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

  1.      Consolidated Financial Statements -- See Item 8 above.

  2. Consolidated Financial Statement Schedules -- See the Index to Consolidated Financial Statement Schedules on page F-1.

  3.      Exhibits:

The following exhibits are filed herewith or incorporated by reference as indicated below:

         EXHIBIT       DESCRIPTION                                         DOCUMENT IF INCORPORATED BY REFERENCE
           NO.
            3.1        Articles of Incorporation                           Exhibit 3.1 to the Company's Report on Form 8-B,
                                                                           File No. 0-19517 ("Form 8-B")

            3.2        Bylaws                                              Exhibit 3.2 to Form 8-B

           10.1        Shareholder's Agreement by and among the            Exhibit 10.3 to Amendment No. 2 to the Company's
                       Company and the shareholders named therein          Registration Statement on Form S-1, File No.
                                                                           33-42142 ("1991 Form S-1")

*          10.2  (a)   Employment Agreement between the Company            Exhibit 99 to the Company's Report on Form 8-K
                       and Heywood Wilansky                                dated March 26, 1998

*                (b)   The Bon-Ton Stores, Inc. Supplemental               Exhibit 10.2(b) to the Company's Registration
                       Executive Retirement Plan for Heywood Wilansky      Statement on Form S-1, File No. 333-48811 ("1998
                                                                           Form S-1")

*                (c)   The Bon-Ton Stores, Inc. Five Year Cash Bonus       Exhibit 10.2(c) to 1998 Form S-1
                       Plan for Heywood Wilansky

*                (d)   The Bon-Ton Stores, Inc. Performance Based Stock    Exhibit 4 to the Company's Registration Statement
                       Incentive Plan for Heywood Wilansky                 on Form S-8, File No. 333-58591

*          10.3  (a)   Employment Agreement between the Company and        Exhibit 10.4 to Form 8-B
                       Michael L. Gleim

*                (b)   First Amendment to Employment Agreement             Exhibit 10.1 to the Company's Quarterly Report on
                       between the Company and Michael L. Gleim            Form 10-Q for the quarter ended October 31, 1998
                                                                           ("Form 10-Q")

*          10.4        Form of severance agreement between the             Exhibit 10.14 to Form 8-B
                       Company and certain of its executive officers

*          10.5  (a)   Amended and Restated 1991 Stock Option and          Exhibit 4.1 to the Company's Registration
                       Restricted Stock Plan                               Statement on Form S-8, File No. 333-36633

*                (b)   Phantom Equity Replacement Stock Option Plan        Exhibit 10.18 to 1991 Form S-1

           10.6        Ground Leases for distribution center located in    Exhibit 10.12 to 1991 Form S-1
                       York, Pennsylvania between the Company and M.
                       Thomas Grumbacher, as amended

           10.7        Ground Lease for York Galleria store, York,         Exhibit 10.14 to 1991 Form S-1
                       Pennsylvania between the Company and MBM Land
                       Associates Limited Partnership

           10.8  (a)   Sublease of Butler, Pennsylvania store between      Exhibit 10.15 to 1991 Form S-1
                       the Company and M. Thomas Grumbacher

                 (b)   First Amendment to Butler, Pennsylvania sublease    Exhibit 10.21 to Amendment No. 1 to 1991 Form S-1

                 (c)   Corporate Guarantee with respect to Butler,         Exhibit 10.24 to Amendment No. 1 to 1991 Form S-1
                       Pennsylvania lease

           10.9  (a)   Sublease of Oil City, Pennsylvania store between    Exhibit 10.16 to 1991 Form S-1
                       the Company and M. Thomas Grumbacher

                 (b)   First Amendment to Oil City, Pennsylvania sublease  Exhibit 10.22 to Amendment No. 1 to 1991 Form S-1

                 (c)   Corporate Guarantee with respect to Oil City,       Exhibit 10.26 to Amendment No. 1 to 1991 Form S-1
                       Pennsylvania lease

*         10.10        The Company's Profit Sharing/Retirement Savings     Exhibit 10.24 to the Company's Annual Report on
                       Plan, amended and restated as of July 1, 1994       Form 10-K for the fiscal year ended January 28,
                                                                           1995 ("1994 Form 10-K")

          10.11  (a)   Amended and Restated Receivables Purchase           Exhibit 10.16(a) to Amendment No. 2 to 1998 Form
                       Agreement dated as of January 12, 1995 among The    S-1
                       Bon-Ton Receivables Corp., The Bon-Ton
                       Receivables Partnership, L.P., Falcon Asset
                       Securitization Corporation, The First National
                       Bank of Chicago, and the other financial
                       institutions party thereto

                 (b)   Amendment dated as of June 30, 1995 to Amended      Exhibit 10.16(b) to Amendment No. 1 to 1998 Form
                       and Restated Receivables Purchase Agreement         S-1

*         10.12        Management Incentive Plan and Addendum to           Exhibit 10.13 to the Company's Annual Report on
                       Management Incentive Plan                           Form 10-K for the fiscal year ended February 1,
                                                                           1997 ("1996 Form 10-K")

*         10.13        The Bon-Ton Stores, Inc. Long-Term Incentive Plan   Exhibit 10.14 to 1996 Form 10-K
                       For Principals

10.14  (a)   Credit Agreement dated as of April 15, 1997 among             Exhibit 10.1 to the Company's Quarterly Report on
             the Company, Adam, Meldrum & Anderson Co., Inc.,              Form 10-Q for the quarter ended May 3, 1997
             and The Bon-Ton Stores of Lancaster, Inc., the Other
             Credit Parties Signatory thereto, the Lenders Signatory
             thereto from time to time, the First National Bank of
             Boston and General Electric Capital Corporation

                 (b)   First Amendment to Credit Agreement                 Exhibit 10.3(b) to 1998 Form S-1

                 (c)   Second Amendment to Credit Agreement                Exhibit 10.3(c) to 1998 Form S-1

                 (d)   Third Amendment to Credit Agreement                 Exhibit 10.3(d) to 1998 Form S-1

                 (e)   Fourth Amendment to Credit Agreement                Exhibit 10.2 to Form 10-Q

                 (f)   Fifth Amendment to Credit Agreement

13.1    Page 20 of the Company's Annual Report.

13.2    Pages 21 through 26 of the Company's Annual Report.

13.3    Pages 27 through 44 of the Company's Annual Report.

21.     Subsidiaries of the Registrant.

23.     Consent of Arthur Andersen LLP.

27.     Financial Data Schedule - Year ended January 30, 1999.

(b)     Reports on Form 8-K filed during the fourth quarter.

                None

_____________________
     * Constitutes a management contract or compensatory plan or arrangement.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE BON-TON STORES, INC.

Dated:   April 23, 1999          By:    /s/ Heywood Wilansky
                                       -----------------------
                                        Heywood Wilansky
                                        President and
                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                             Capacity                  Date
---------                             --------                  ----

/s/ Heywood Wilansky        President, Chief Executive     April 23, 1999
--------------------------
Heywood Wilansky            Officer and Director
                            (principal executive officer)

/s/ M. Thomas Grumbacher    Chairman of the Board          April 23, 1999
--------------------------
M. Thomas Grumbacher        and Director


/s/ Samuel J. Gerson        Director                       April 23, 1999
--------------------
Samuel J. Gerson


/s/ Michael L. Gleim        Vice Chairman, Chief           April 23, 1999
--------------------
Michael L. Gleim            Operating Officer
                            and Director

/s/ Lawrence J. Ring        Director                       April 23, 1999
--------------------
Lawrence J. Ring


/s/ Robert C. Siegel        Director                       April 23, 1999
--------------------
Robert C. Siegel


/s/ Leon D. Starr           Director                       April 23, 1999
-----------------
Leon D. Starr


/s/ Leon F. Winbigler       Director                       April 23, 1999
---------------------
Leon F. Winbigler


/s/ Thomas W. Wolf          Director                       April 23, 1999
------------------
Thomas W. Wolf


/s/ James H. Baireuther     Senior Vice President          April 23, 1999
-----------------------
James H. Baireuther         and Chief Financial Officer
                            (principal financial and
                            accounting officer)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULE



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS...................................  F-2


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS............................  F-3

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



To the Shareholders of
The Bon-Ton Stores, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of The Bon-Ton Stores, Inc.'s included in this annual report on Form 10-K, and have issued our report thereon dated March 2, 1999 (except with respect to the matter discussed in Note 16 to the consolidated financial statements, as to which the date is April 7, 1999). Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                        /s/ Arthur Andersen LLP

Philadelphia, PA
 March 2, 1999

                SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

                   THE BON-TON STORES, INC. AND SUBSIDIARIES

COLUMN A                       COLUMN B        COLUMN C           COLUMN D       COLUMN E             COLUMN F
--------                      ----------      ----------          --------      ----------            --------

                              BALANCE AT      CHARGED TO                                             BALANCE AT
                              BEGINNING         COSTS              OTHER                               END OF
CLASSIFICATION                OF PERIOD       & EXPENSES          INCREASE      DEDUCTIONS             PERIOD
--------------                ----------      ----------          --------      ----------            --------
Year ended February 1, 1997:
Allowance for doubtful
  accounts..................  $3,113,000      $5,018,000/(1)/     $    ---     $(5,362,000) /(2)/     $2,769,000

Reserve for store closing...  $9,570,000      $      ---          $    ---     $(2,586,000) /(3)/     $6,984,000

Year ended January 31, 1998:
Allowance for doubtful
  accounts..................  $2,769,000      $3,549,000/(1)/     $    ---     $(4,341,000) /(2)/     $1,977,000

Reserve for store closing...  $6,984,000      $      ---          $    ---     $(1,513,000) /(3)/     $5,471,000

Year ended January 30, 1999:
Allowance for doubtful
  accounts..................  $1,977,000      $8,851,000/(1)/     $    ---     $(7,136,000) /(2)/     $3,692,000

Reserve for store closing...  $5,471,000      $      ---          $    ---     $(2,663,000) /(3)/     $2,808,000

___________________
NOTES:
/(1)/ Provision for loss on credit sales.
/(2)/ Uncollectible accounts, written off, net of recoveries.
/(3)/ Store closing expenses, net of monies received from asset liquidation.

                                 EXHIBIT INDEX


Exhibit             Description
-------             -----------

10.14(f)  Fifth Amendment to Credit Agreement


13.1      Page 20 of the Company's Annual Report.


13.2      Pages 21 through 26 of the Company's Annual Report.


13.3      Pages 27 through 44 of the Company's Annual Report.


21.       Subsidiaries of the Registrant


23.       Consent of Arthur Andersen LLP


27.       Financial Data Schedule - Year Ended January 30, 1999