Form 10-Q
period 1999-05-01
BON TON STORES INC
filed 1999-06-11
CIK 878079

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


  For the Quarter ended May 1, 1999                    Commission File Number
                                                             0-19517


                           THE BON-TON STORES, INC.
                            2801 East Market Street
                           York, Pennsylvania 17402
                                (717) 757-7660


  Incorporated in Pennsylvania                           IRS No. 23-2835229

                          __________________________






     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No ____
                                        ----

     As of May 28, 1999 there were 12,274,581 shares of Common Stock, $0.01 par value, and 2,989,853 shares of Class A Common Stock, $0.01 par value, outstanding.



================================================================================

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   THE BON-TON STORES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                                       May 1,        January 30,
(In thousands except share and per share data)                                                          1999            1999
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                     (Unaudited)
Assets
Current Assets:
     Cash and cash equivalents                                                                       $   10,137      $   10,607
     Trade and other accounts receivable, net of allowance for doubtful accounts
       of $3,075 and $3,692 at May 1, 1999 and January 30, 1999, respectively                            26,397          34,677
     Merchandise inventories                                                                            202,526         192,872
     Prepaid expenses and other current assets                                                            9,315           8,292
                                                                                                    -----------------------------
                Total current assets                                                                    248,375         246,448
                                                                                                    -----------------------------

Property, fixtures and equipment at cost,
     less accumulated depreciation and amortization                                                     118,528         112,521
Other assets                                                                                             20,137          19,150
                                                                                                    -----------------------------
                Total assets                                                                         $  387,040      $  378,119
                                                                                                    =============================


Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable                                                                                $   56,751      $   71,448
     Accrued payroll and benefits                                                                         6,663           9,639
     Accrued expenses                                                                                    20,486          25,594
     Current portion of long-term debt                                                                      631             615
     Current portion of obligations under capital leases                                                    417             409
     Deferred income taxes                                                                                  240              26
     Income taxes payable                                                                                    73           9,740
                                                                                                    -----------------------------
                Total current liabilities                                                                85,261         117,471
                                                                                                    -----------------------------

Long-term debt, less current maturities                                                                 118,056          74,387
Obligations under capital leases, less current maturities                                                 1,762           1,868
Deferred income taxes                                                                                     1,249             823
Other long-term liabilities                                                                               3,315           3,359
                                                                                                    -----------------------------
                Total liabilities                                                                       209,643         197,908
                                                                                                    -----------------------------

Commitments and contingencies

Shareholders' equity
     Common Stock - authorized 40,000,000 shares at $0.01 par value; issued and outstanding
      shares of 12,274,506 and 12,278,120 at May 1, 1999 and January 30, 1999, respectively                 123             123
     Class A Common Stock - authorized  20,000,000 shares at $0.01 par value;
      issued and outstanding shares of 2,989,853 at May 1, 1999 and January 30, 1999                         30              30
     Additional paid-in-capital                                                                         108,056         108,260
     Deferred compensation                                                                               (2,858)         (3,114)
     Retained earnings                                                                                   72,046          74,912
                                                                                                    -----------------------------
                Total shareholders' equity                                                              177,397         180,211
                                                                                                    -----------------------------
                Total liabilities and shareholders' equity                                           $  387,040      $  378,119
                                                                                                    =============================


 The accompanying notes are an integral part of these consolidated statements.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          THIRTEEN
                                                                                         WEEKS ENDED
                                                                         --------------------------------------------
(In thousands except per share data)                                          May 1,                      May 2,
(Unaudited)                                                                    1999                        1998
---------------------------------------------------------------------------------------------------------------------
Net sales                                                                     $  142,399                  $  143,267
Other income, net                                                                    517                         499
                                                                         --------------------------------------------
                                                                                 142,916                     143,766
                                                                         --------------------------------------------
Costs and expenses:
       Costs of merchandise sold                                                  93,190                      91,435
       Selling, general and administrative                                        48,560                      47,029
       Depreciation and amortization                                               3,256                       3,090
                                                                         --------------------------------------------
(Loss) income from operations                                                     (2,090)                      2,212
Interest expense, net                                                              1,920                       2,633
                                                                         --------------------------------------------
Loss before income taxes                                                          (4,010)                       (421)
Income tax benefit                                                                (1,524)                       (175)
                                                                         --------------------------------------------
Loss before extraordinary item                                                    (2,486)                       (246)
Extraordinary item - loss on early extinguishment of debt,
                     net of income tax benefit of $232                              (378)                          -
                                                                         --------------------------------------------
Net loss                                                                     $    (2,864)                  $    (246)
                                                                         ============================================


Per shares amounts:
Basic:
       Loss before extraordinary item                                        $     (0.17)                  $   (0.02)
       Effect of extraordinary item                                                (0.02)                          -
                                                                         --------------------------------------------
       Net loss                                                              $     (0.19)                 $    (0.02)
                                                                         ============================================
Basic shares outstanding                                                          14,703                      11,506


Diluted:
       Loss before extraordinary item                                        $     (0.17)                 $    (0.02)
       Effect of extraordinary item                                                (0.02)                          -
                                                                         --------------------------------------------
       Net loss                                                              $     (0.19)                 $    (0.02)
                                                                         ============================================

Diluted shares outstanding                                                        14,703                      11,506

 The accompanying notes are an integral part of these consolidated statements.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          THIRTEEN
                                                                                         WEEKS ENDED
                                                                         --------------------------------------------
(In thousands)                                                               May 1,                      May 2,
(Unaudited)                                                                   1999                        1998
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                                     $   (2,864)                 $    (246)
Adjustments to reconcile net loss to net cash used in
   operating activities:
       Depreciation and amortization                                              3,256                      3,090
       Changes in operating assets and liabilities, net                         (30,039)                   (13,451)
                                                                         --------------------------------------------
                    Net cash used in operating activities                    $  (29,647)                 $ (10,607)

Cash flows from investing activities:
       Capital expenditures, net                                                 (9,252)                    (2,661)
       Proceeds from sale of property, fixtures and equipment                        28                      1,451
       Proceeds from sale of accounts receivable, net                            (3,000)                    (4,000)
       Payment for the acquisition of business, net of cash received             (2,192)                         -
                                                                         --------------------------------------------
                    Net cash used in investing activities                       (14,416)                    (5,210)

Cash flows from financing activities:
       Payments on long-term debt and capital lease obligations                 (51,713)                   (95,404)
       Proceeds from issuance of long-term debt                                  95,300                     68,000
       Proceeds from equity offering                                                  -                     43,443
       Exercised stock options                                                        6                        432
                                                                         --------------------------------------------
                    Net cash provided by financing activities                    43,593                     16,471

                    Net (decrease) increase in cash and cash equivalents           (470)                       654

Cash and cash equivalents at beginning of period                                 10,607                      9,109
                                                                         --------------------------------------------
Cash and cash equivalents at end of period                                   $   10,137                  $   9,763
                                                                         ============================================



Supplemental Cash Flow Information:
       Interest paid                                                         $    1,522                  $   2,964
       Income taxes paid                                                     $    7,286                  $   5,519


 The accompanying notes are an integral part of these consolidated statements.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES


The Bon-Ton Stores, Inc., a Pennsylvania corporation, was incorporated on January 31, 1996 as the successor of a company established on January 31, 1929 and currently operates, as one business segment, 66 retail department stores located in Pennsylvania, New York, Maryland, Massachusetts, West Virginia and New Jersey.

1.       BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements include accounts of The Bon-Ton Stores, Inc. and its wholly-owned subsidiaries (the "Company"). All intercompany transactions and balances have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation for interim periods have been included. The Company's business is seasonal in nature and the results of operations for the interim periods presented are not necessarily indicative of the results for the full fiscal year. It is suggested these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999 (the "1998 Annual Report").

2.       PER SHARE AMOUNTS:

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") in fiscal 1997. SFAS No. 128 requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the statement of operations. Basic EPS is computed by dividing reported earnings available to common shareholders by weighted average number of common shares outstanding for the period. Diluted EPS is computed assuming the conversion of all dilutive securities, such as options and restricted stock. The statement requires a reconciliation of the numerators and denominators used in the basic and diluted EPS calculations. The numerator, net loss, is identical in both calculations. The following table presents a reconciliation of the shares outstanding for the respective calculations for each period presented on the accompanying Consolidated Statements of Operations.

                                                                    May 1,                   May 2,
                                                                     1999                     1998
                                                               -----------------        -----------------
               Basic Calculation                                     14,703,000               11,506,000
               Dilutive Securities ---
                   Restricted Shares                                          -                        -
                   Options                                                    -                        -
                                                               ------------------------------------------
               Diluted Calculation                                   14,703,000               11,506,000
                                                               ------------------------------------------
               Antidilutive shares and options ---
                   Restricted Shares                                    563,000                  464,000
                   Options                                            1,308,000                1,120,000

Antidilutive shares and options, consisting of restricted shares and options to purchase shares outstanding, were excluded from the computation of dilutive securities due to the Company's net loss position in the first quarter of 1999 and 1998.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES

The following table reflects the approximate dilutive securities calculated under the treasury stock method had the Company reported a profit for the first quarter of 1999 and 1998.

                                                                    May 1,                   May 2,
                                                                     1999                     1998
                                                               -----------------        -----------------
               Approximate Dilutive Securities ---
                   Restricted Shares                                     92,000                   45,000
                   Options                                               54,000                  395,000

Options to purchase shares with exercise prices greater than the average market price were excluded from the above table for the first quarter of 1999 and the first quarter of 1998 in the approximate amounts of 853,000 and 0, respectively, as they would have been antidilutive.

3.       ACQUISTIONS:

On March 23, 1999, the Company acquired the leasehold interests and certain other assets in three department stores located in Hamden, Connecticut, Red Bank, New Jersey and Brick Township, New Jersey, through a bankruptcy auction, for a total cost of $2,192. The leasehold interests were held by Steinbach Stores, Inc., a wholly-owned subsidiary of Crowley, Milner and Company. The Company will remodel these stores and anticipates opening them in the fall of fiscal 1999. Certain fixed assets and customer lists were also included in the purchase. This business combination was accounted for under the purchase method.

4.       REFINANCING:

On April 7, 1999, the Company amended its revolving credit facility to extend the term of the facility to April 15, 2004. The amended agreement extends the term of the available fixed assets and real estate borrowing base and provides a more favorable interest pricing structure, with substantially all other terms and conditions remaining unchanged. As a result of this transaction, the Company incurred a one-time after-tax charge of $378 in the first quarter of 1999 relating to the early extinguishment of debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table summarizes the changes in selected operating indicators, illustrating the relationship of various income and expense items expressed as a percentage of net sales for each period presented:


                                                                            THIRTEEN
                                                                           WEEKS ENDED
                                                                 --------------------------------
                                                                   May 1,              May 2,
                                                                    1999                1998
-------------------------------------------------------------------------------------------------
Net sales                                                             100.0 %              100.0 %
Other income, net                                                       0.4                  0.3
                                                                 --------------------------------
                                                                      100.4                100.3
                                                                 --------------------------------
Costs and expenses:
      Costs of merchandise sold                                        65.4                 63.8
      Selling, general and administrative                              34.1                 32.8
      Depreciation and amortization                                     2.3                  2.2
                                                                 --------------------------------
Loss from operations                                                   (1.5)                 1.5
Interest expense, net                                                   1.3                  1.8
                                                                 --------------------------------
Loss before income taxes                                               (2.8)                (0.3)
Income tax benefit                                                     (1.1)                (0.1)
                                                                 --------------------------------
Loss before extraordinary item                                         (1.7)                (0.2)
Extraordinary item - loss on early extinguishment of debt              (0.3)                   -
                                                                 --------------------------------
Net loss                                                               (2.0)%               (0.2)%
                                                                 ================================


Thirteen Weeks Ended May 1, 1999 Compared to Thirteen Weeks Ended May 2, 1998

For the purposes of the following discussions, all references to "first quarter of 1999" and "first quarter of 1998" are to the Company's thirteen week period ended May 1, 1999 and May 2, 1998, respectively.

Net sales. Net sales were $142.4 million for the thirteen weeks ended May 1, 1999, a decrease of 0.6% to the same period last year. Comparable store sales decreased 1.8% for the period, with home, accessories and cosmetics achieving sales increases during the quarter.

Other income, net. Net other income, which consisted mainly of income from leased departments, increased to 0.4% of net sales in the first quarter of 1999 from 0.3% of net sales in the first quarter of 1998, primarily as a result of added leased departments in the Company's two new stores.

Costs and expenses. Gross margin, in the first quarter of 1999, decreased $2.6 million compared to the first quarter of 1998 reflecting the decrease in sales and an increase in the ratio of markdowns to sales. Gross profit as a percentage of net sales decreased 1.6 percentage points to 34.6% for the thirteen week period ended May 1, 1999 from 36.2% for the comparable period last year.

Selling, general and administrative expenses for the first quarter of 1999 were $48.6 million, or 34.1% of net sales, as compared to $47.0 million, or 32.8% of net sales, in the first quarter of 1998. During the first quarter of 1998, selling, general and administrative expenses were reduced by the gain from the sale of a vacant property (see Note 5 of the 1998 Annual Report) in the amount of $1.4 million, or 1.0% of net sales. The remaining percentage increase of 0.3% in the first quarter of 1999 was primarily attributable to the cost of

             MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITIONS AND
                      RESULTS OF OPERATIONS - (continued)

improving customer service, including personnel costs, and the decrease in sales, partially offset by an improvement in credit operations.

Depreciation and amortization increased to 2.3% of net sales in the first quarter of 1999 from 2.2% of net sales in the first quarter of 1998. The increase was primarily due to the addition of $19.4 million of new assets in fiscal 1998.

(Loss)  income from operations.   Loss from operations in the first quarter of
1999 amounted to $2.1 million, or 1.5% of net sales, compared to an income from operations of $2.2 million, or 1.5% of net sales, in the first quarter of 1998.

The Company sells receivables through its accounts receivable facility to provide additional working capital. On a pro-forma basis, if the Company had on-balance sheet financing, it would have reduced selling, general and administrative expenses by $1.7 million in the first quarter of 1999 and $2.0 million in the first quarter of 1998. The lower selling, general and administrative expenses would have been offset by a corresponding increase in interest expense for both periods. The net result of the pro-forma reclassification would reflect a loss from operations of $0.4 million in the first quarter of 1999 and income from operations of $4.2 million for the first quarter of 1998.

Interest expense, net. Net interest expense decreased $0.7 million to $1.9 million, or 1.3% of net sales, in the first quarter of 1999 from $2.6 million, or 1.8% of net sales, in the first quarter of 1998. The decrease was primarily attributable to lower average borrowing levels reflecting the issuance of additional shares completed in May 1998 (see Note 7 of the Company's 1998 Annual Report) and lower borrowing rates due to a change in the debt mix and a reduction in the cost of funds borrowed under the revolving credit facility.

Extraordinary item. The Company amended its revolving credit facility on April 7, 1999 (see Note 4). As a result of this transaction, the Company incurred an extraordinary charge of $0.4 million, net of a $0.2 million income tax benefit, in the first quarter of 1999.

Net loss. The net loss in the first quarter of 1999 amounted to $2.9 million compared to a net loss of $0.2 million in the first quarter of 1998.

Due to the seasonal nature of the Company's business, the results for the current period are not necessarily indicative of the results that may be achieved for the full fiscal year of 1999.



Year 2000 Readiness Disclosure

The Year 2000 issue refers to the inability of some computer programs and microprocessors to correctly interpret the century from a date in which the year is represented by only two digits (e.g., 98). As a result, on January 1, 2000, computer systems throughout the world may experience operating difficulties unless they are modified or upgraded to properly process date-related information. The Year 2000 issue can arise at any point in a company's supply, operational, distribution or financial process.

Breakdowns or malfunctions in any number of the Company's computer systems or applications could prevent the Company from being able to receive and sell its merchandise. Examples are failures in the Company's receiving, inventory, payment or point-of-sale applications software, computer chips embedded in equipment, lack of supply of products from its vendors or lack of power, heat or water from utilities servicing its facilities.

             MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITIONS AND
                      RESULTS OF OPERATIONS - (continued)

State of Readiness: The Company implemented a comprehensive risk-based plan designed to make its operations Year 2000 compliant. The Company established a corporate project team, which reports to the Vice Chairman and Chief Operating Officer, to oversee, monitor and coordinate the company-wide Year 2000 effort. The Company's plan focuses on four areas --- applications and mainframe software, service providers, miscellaneous equipment providers and merchandise vendors --- and generally covers three stages, including (i) assessment, (ii) remediation and (iii) testing and certification. The remediation and testing and certification stages do not apply to the merchandise vendor area. The Company is primarily utilizing internal resources to complete its Year 2000 initiatives.

The applications and mainframe software area includes the Company's proprietary and third party computer systems and related hardware, software and data and telephone networks. The Company's merchandise system, which supports procurement and distribution, inventory control and point-of-sale reporting systems, is primarily proprietary. With respect to the Company's credit business, the Company utilizes a third party software support vendor and has obtained assurances from said vendor that it expects its systems to be Year 2000 compliant. A majority of the Company's information systems are presently Year 2000 compliant. Remediation and testing of remaining systems is in process, with substantial completion anticipated by August 1999.

The service providers area includes systems and processes provided by outside agencies, such as freight carriers, inventory and direct mail service providers. Based on assurances from third parties, the Company believes these systems present little Year 2000 risk.

The miscellaneous equipment area includes equipment and systems that contain embedded computer technology such as elevators, phone systems and security systems. The Company believes the majority of these systems are presently Year 2000 compliant and the remaining systems present little Year 2000 exposure or risk.

Merchandise vendors are currently being monitored by an outside agency, co-sponsored by a group of retailers, which is surveying the vendors for Year 2000 readiness. The survey results are monitored by the retailers via an internet webpage. The Company is reviewing its vendors' responses on the webpage and expects to conduct follow-up assessments of certain of its critical vendors to further monitor such vendors' progress.

Costs: The aggregate expenditures to achieve Year 2000 readiness are not expected to exceed $1.3 million. These costs, which include modifying software, consultant expenses and replacing non-compliant hardware and software, will be incurred over the two-year period from 1998 through 1999, with the majority expended in 1999. All costs incurred to modify existing internal-use software or to correct problems associated with Year 2000 readiness will be expensed as incurred and funded from operating cash flows. The Company's expenditures associated with Year 2000 readiness through May 1, 1999 are approximately $0.8 million.

Risks and Contingency Plans: Despite the Company's significant efforts to make its systems and facilities Year 2000 compliant, the ability of third party service providers, merchandise vendors and other third parties, including governmental entities and utility companies, to be Year 2000 compliant, is beyond the Company's control. Accordingly, no assurances can be given that the systems of others on which the Company's systems rely will be timely converted or compatible with the Company's systems. Additionally, there can be no assurance that the Company's systems will be rendered Year 2000 compliant in a timely manner. Failure of a third party or the Company to comply on a timely basis could have a material adverse effect on the Company. At present, the Company does not expect Year 2000 issues to materially affect its supply of merchandise, services, competitive position or financial performance.

             MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITIONS AND
                      RESULTS OF OPERATIONS - (continued)

The Company believes it is very difficult to accurately predict the most reasonably likely worst case Year 2000 scenario. However, a reasonably likely worst case Year 2000 scenario would include the failure of a third party (including, without limitation, merchandise vendors and service and utility providers) to timely complete remediation of its Year 2000 deficiencies for any substantial period of time. This could have a material adverse effect upon the Company's ability to provide and sell merchandise to its customers. Additionally, a failure by the Company to timely remediate its Year 2000 deficiencies could impair the Company's ability to conduct its business of providing and selling merchandise in a timely or profitable manner. The Company is developing contingency plans, such as identifying alternative sourcing, increasing inventory on basic stock items and identifying what actions need to be taken if a critical system or third party provider is not Year 2000 compliant. The Company expects these plans to be finalized by July 1999.

The foregoing statements as to costs and dates relating to Year 2000 efforts are forward-looking and are made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. They are based on the Company's best estimates, which may be updated as additional information becomes available. The Company's forward-looking statements are also based on assumptions about many important factors, including the technical skills of employees and independent contractors, the representations and preparedness of third parties, the failure of vendors to deliver merchandise or perform services required by the Company and the collateral effects of the Year 2000 issues on the Company's business partners and customers. While the Company believes its assumptions are reasonable, it cautions that it is impossible to predict the impact of certain factors that could cause actual costs or timetables to differ materially from the expected results.

Liquidity and Capital Resources

The Company's working capital requirements are currently met through a combination of cash, borrowings under its revolving credit facility and proceeds from its accounts receivable facility.

The following table summarizes material measures of the Company's liquidity and capital resources:

                                                                May 1,             May 2,
               (Dollars in millions)                             1999               1998
               ----------------------------------------------------------------------------
               Working capital                                  $ 163.1           $ 140.8

               Current ratio                                     2.91:1            2.46:1

               Funded debt to total capitalization               0.40:1            0.36:1

               Unused availability under lines of credit        $  51.2           $  85.3


For the thirteen weeks ended May 1, 1999, net cash used in operating activities amounted to $29.6 million as compared to $10.6 million for the comparable period last year. The increase in net cash used in the first quarter of 1999 as compared to the first quarter of 1998 was primarily attributable to the decline in the Company's earnings and increased working capital requirements. The increased working capital requirements reflect a decrease in accounts payable, accrued expenses and income taxes payable, partially offset by a decrease in accounts receivable and reduced cash requirements for merchandise inventory.

Net cash used in investing activities amounted to $14.4 million in the first quarter of 1999 compared to $5.2 million for the comparable period last year. The increase in net cash used for the thirteen week period ended May 1, 1999 primarily reflects increased capital expenditures and payment for the acquisition of leasehold interests in three department stores (see Note 3).

             MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITIONS AND
                      RESULTS OF OPERATIONS - (continued)

Net cash provided by financing activities amounted to $43.6 million for the first quarter of 1999 compared to $16.5 million for the comparable period of 1998. The increase in cash provided by financing activities in the first quarter of 1999 was attributable to increased advances from the Company's revolving credit facilities and lower payments made on long-term debt, offset by the net proceeds of $43.4 million, received in the first quarter of 1998, from the sale of additional shares of its Common Stock.

The Company anticipates its cash flow from operations, supplemented by borrowings under its revolving credit facility, as amended (see Note 4), and proceeds from its accounts receivable facility, will be sufficient to satisfy its operating cash requirements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company entered into two new interest rate swap agreements during the first quarter of 1999. The two "variable to fixed" rate swaps, with a notional amount of $30.0 million, increase the interest rate swaps held by the Company to $110.0 million. The average pay rate on the new swaps are 5.58% and both swaps mature in 2004. Refer to the Company's discussion of "Market Risk and Financial Instruments" in the 1998 Annual Report for additional information.


"Safe Harbor" Statement
-----------------------

Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which may be identified by words such as "may," "will," "plan," "expect," "anticipate," "estimate," "project," "intend" or other similar expressions, involve important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, uncertainties affecting retail in general, such as consumer confidence and demand for soft goods; risks relating to leverage and debt service; competition within markets in which the Company's stores are located; and the need for, and costs associated with, store renovations and other capital expenditures.

                   THE BON-TON STORES, INC, AND SUBSIDIARIES

PART II:   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There have been no material developments in any legal proceedings since the Company's disclosure in its 1998 Annual Report.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

     Exhibit No.                Description

     27                         Financial Data Schedule

(b) Reports on Form 8-K filed during the quarter.
      None.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          THE BON-TON STORES, INC.


 DATE: June 11, 1999                  BY:  /s/  Michael L. Gleim
      ------------------                 ----------------------------
                                           Michael  L. Gleim
                                           Vice Chairman and
                                           Chief Operating Officer



 DATE: June 11, 1999                  BY:  /s/  James H. Baireuther
      ------------------                 ----------------------------
                                           James H. Baireuther
                                           Senior Vice President and
                                           Chief Financial Officer