Form 10-Q
period 1999-07-31
BON TON STORES INC
filed 1999-09-14
CIK 878079

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the Quarter ended July 31, 1999                      Commission File Number
                                                                   0-19517


                           THE BON-TON STORES, INC.
                            2801 East Market Street
                           York, Pennsylvania 17402
                                (717) 757-7660


Incorporated in Pennsylvania                          IRS No. 23-2835229

                             _____________________





         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No____
                                       ---

         As of August 27, 1999 there were 12,278,512 shares of Common Stock, $0.01 par value, and 2,989,853 shares of Class A Common Stock, $0.01 par value, outstanding.

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                    THE BON-TON STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                             July 31,         January 30,
(In thousands except share and per share data)                                                 1999              1999
---------------------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
Assets
Current Assets:
        Cash and cash equivalents                                                             $     9,133      $    10,607
        Trade and other accounts receivable, net of allowance for doubtful accounts of $3,696 and $3,692 at July 31, 1999 and January 30, 1999,
           respectively                                                                            26,954           34,677
        Merchandise inventories                                                                   194,582          192,872
        Prepaid expenses and other current assets                                                  10,183            8,292
        Deferred income taxes                                                                       1,794                -
                                                                                              -----------------------------
                Total current assets                                                              242,646          246,448
                                                                                              -----------------------------

Property, fixtures and equipment at cost,
        less accumulated depreciation and amortization                                            125,111          112,521
Other assets                                                                                       19,921           19,150
                                                                                              -----------------------------
                Total assets                                                                  $   387,678      $   378,119
                                                                                              =============================

Liabilities and Shareholders' Equity
Current liabilities:
        Accounts payable                                                                      $    64,275      $    71,448
        Accrued payroll and benefits                                                                7,261            9,639
        Accrued expenses                                                                           19,414           25,594
        Current portion of long-term debt                                                             648              615
        Current portion of obligations under capital leases                                           425              409
        Deferred income taxes                                                                           -               26
        Income taxes payable                                                                        1,548            9,740
                                                                                              -----------------------------
                Total current liabilities                                                          93,571          117,471
                                                                                              -----------------------------

Long-term debt, less current maturities                                                           110,991           74,387
Obligations under capital leases, less current maturities                                           1,654            1,868
Deferred income taxes                                                                               1,327              823
Other long-term liabilities                                                                         3,280            3,359
                                                                                              -----------------------------
                Total liabilities                                                                 210,823          197,908
                                                                                              -----------------------------
Commitments and contingencies

Shareholders' equity
        Common Stock - authorized 40,000,000 shares at $0.01 par value; issued and outstanding shares of 12,278,512 and 12,278,120 at July 31, 1999
           and January 30, 1999, respectively                                                         123              123
        Class A Common Stock - authorized 20,000,000 shares at $0.01 par value;
           issued and outstanding shares of 2,989,853 at July 31, 1999 and
           January 30, 1999                                                                            30               30
        Additional paid-in-capital                                                                108,086          108,260
        Deferred compensation                                                                      (2,652)          (3,114)
        Retained earnings                                                                          71,268           74,912
                                                                                              -----------------------------
                Total shareholders' equity                                                        176,855          180,211
                                                                                              -----------------------------
                Total liabilities and shareholders' equity                                    $   387,678      $   378,119
                                                                                              =============================

 The accompanying notes are an integral part of these consolidated statements.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      THIRTEEN                            TWENTY-SIX
                                                                     WEEKS ENDED                          WEEKS ENDED
                                                          ----------------------------------------------------------------------
(In thousands except per share data)                           July 31,          August 1,          July 31,         August 1,
(Unaudited)                                                      1999              1998               1999              1998
---------------------------------------------------------------------------------------------------------------------------------
Net sales                                                 $     149,449      $    145,731      $     291,848     $     288,998
Other income, net                                                   521               475              1,038               974
                                                          ----------------------------------------------------------------------
                                                                149,970           146,206            292,886           289,972
                                                          ----------------------------------------------------------------------
Costs and expenses:
       Costs of merchandise sold                                 92,719            91,460            185,909           182,895
       Selling, general and administrative                       53,311            50,713            101,871            97,742
       Depreciation and amortization                              3,145             3,090              6,401             6,180
                                                          ----------------------------------------------------------------------
(Loss) income from operations                                       795               943             (1,295)            3,155
Interest expense, net                                             2,048             2,089              3,968             4,722
                                                          ----------------------------------------------------------------------
Loss before income taxes                                         (1,253)           (1,146)            (5,263)           (1,567)
Income tax benefit                                                 (476)             (435)            (2,000)             (610)
                                                          ----------------------------------------------------------------------
Loss before extraordinary item                                     (777)             (711)            (3,263)             (957)
Extraordinary item - loss on early extinguishment
                    of debt, net of income tax
                    benefit of $232                                   -                 -               (378)                -
                                                          ----------------------------------------------------------------------
Net loss                                                  $        (777)     $       (711)     $      (3,641)    $        (957)
                                                          ======================================================================

Per shares amounts:
Basic:
       Loss before extraordinary item                     $       (0.05)     $      (0.05)     $       (0.22)    $       (0.07)
       Effect of extraordinary item                                   -                 -              (0.03)                -
                                                          ----------------------------------------------------------------------
       Net loss                                           $       (0.05)     $      (0.05)     $       (0.25)    $       (0.07)
                                                          ======================================================================

Basic shares outstanding                                         14,715            14,592             14,709            13,049

Diluted:
       Loss before extraordinary item                     $       (0.05)     $      (0.05)     $       (0.22)    $       (0.07)
       Effect of extraordinary item                                   -                 -              (0.03)                -
                                                          ----------------------------------------------------------------------
       Net loss                                           $       (0.05)     $      (0.05)     $       (0.25)    $       (0.07)
                                                          ======================================================================
Diluted shares outstanding
                                                                 14,715            14,592             14,709            13,049


 The accompanying notes are an integral part of these consolidated statements.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         TWENTY-SIX
                                                                                         WEEKS ENDED
                                                                          -----------------------------------------
(In thousands)                                                                 July 31,                   August 1,
(Unaudited)                                                                      1999                        1998
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                                  $      (3,641)              $       (957)
Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
       Depreciation and amortization                                              6,401                      6,180
       Changes in operating assets and liabilities, net                          (9,186)                       606
                                                                        -------------------------------------------
                  Net cash (used in) provided by operating activities            (6,426)                     5,829
Cash flows from investing activities:
       Capital expenditures, net                                                (18,828)                    (7,379)
       Proceeds from sale of property, fixtures and equipment                        28                      1,455
       Proceeds from sale of accounts receivable, net                           (10,500)                    (8,000)
       Payment for the acquisition of business, net of cash received             (2,192)                         -
                                                                        -------------------------------------------
                   Net cash used in investing activities                        (31,492)                   (13,924)

Cash flows from financing activities:
       Payments on long-term debt and capital lease obligations                (123,862)                  (158,540)
       Proceeds from issuance of long-term debt                                 160,300                    123,500
       Proceeds from equity offering                                                  -                     43,424
       Exercised stock options                                                        6                        706
                                                                        -------------------------------------------
                   Net cash provided by financing activities                     36,444                      9,090

                   Net (decrease) increase in cash and cash equivalents          (1,474)                       995

Cash and cash equivalents at beginning of period                                 10,607                      9,109
                                                                        -------------------------------------------
Cash and cash equivalents at end of period                                $       9,133               $     10,104
                                                                        ===========================================
Supplemental Cash Flow Information:
       Interest paid                                                      $       3,750               $      5,209
       Income taxes paid                                                  $       7,297               $      5,525

 The accompanying notes are an integral part of these consolidated statements.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES

The Bon-Ton Stores, Inc., a Pennsylvania corporation, was incorporated on January 31, 1996 as the successor of a company established on January 31, 1929 and currently operates, as one business segment, 69 retail department stores located in Pennsylvania, New York, Maryland, Massachusetts, West Virginia and New Jersey.

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

                                                             THIRTEEN                                   TWENTY-SIX
                                                            WEEKS ENDED                                WEEKS ENDED
                                                ------------------------------------       -------------------------------------
                                                    July 31,          August 1,                July 31,           August 1,
                                                      1999               1998                    1999                1998
                                                -----------------  -----------------       ------------------  -----------------
Basic Calculation
                                                      14,715,000         14,592,000               14,709,000         13,049,000
Dilutive Securities ---
    Restricted Shares                                          -                  -                        -                  -
    Options                                                    -                  -                        -                  -
                                                ------------------------------------       -------------------------------------
Diluted Calculation                                   14,715,000         14,592,000               14,709,000         13,049,000
                                                ------------------------------------       -------------------------------------
Antidilutive shares and options ---
    Restricted Shares                                    553,000            489,000                  560,000            477,000
    Options                                            1,273,000          1,246,000                1,291,000          1,183,000




Antidilutive shares and options, consisting of restricted shares and options to purchase shares outstanding, were excluded from the computation of dilutive securities due to the Company's net loss position in the thirteen weeks and twenty-six weeks ended July 31, 1999 and August 1, 1998.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES

The following table reflects the approximate dilutive securities calculated under the treasury stock method had the Company reported a profit for the thirteen and twenty-six week periods ended July 31, 1999 and August 1, 1998.

                                                              THIRTEEN                                    TWENTY-SIX
                                                            WEEKS ENDED                                  WEEKS ENDED
                                                -------------------------------------        -------------------------------------
                                                    July 31,           August 1,                 July 31,           August 1,
                                                      1999                1998                     1999                1998
                                                -----------------   -----------------        -----------------   -----------------
Approximate Dilutive Securities ---
    Restricted Shares                                      78,000             121,000                   86,000              83,000
    Options                                                28,000             428,000                   41,000             411,000

Antidulitive Options                                    1,065,000               5,000                  960,000               3,000



Antidilutive options, options to purchase shares with exercise prices greater than the average market price, were excluded from the above table.

3.       ACQUISTIONS:

On March 23, 1999, the Company acquired the leasehold interests and certain other assets in three department stores located in Hamden, Connecticut, Red Bank, New Jersey and Brick Township, New Jersey, through a bankruptcy auction, for a total cost of $2.2 million. The leasehold interests were held by Steinbach Stores, Inc., a wholly-owned subsidiary of Crowley, Milner and Company. The Brick Township and Red Bank stores have been remodeled and opened for business on September 1, 1999. The Hamden store will open later in September. Certain fixed assets and customer lists were also included in the purchase. This business combination was accounted for under the purchase method.

4.       REFINANCING:

On April 7, 1999, the Company amended its revolving credit facility to extend the term of the facility to April 15, 2004. The amended agreement extends the term of the available fixed assets and real estate borrowing base and provides a more favorable interest pricing structure, with substantially all other terms and conditions remaining unchanged. As a result of this transaction, the Company incurred a one-time after-tax charge of $378,000 in fiscal 1999 relating to the early extinguishment of debt.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table summarizes the changes in selected operating indicators, illustrating the relationship of various income and expense items expressed as a percentage of net sales for each period presented:

                                                                          THIRTEEN                          TWENTY-SIX
                                                                        WEEKS ENDED                        WEEKS ENDED
                                                                -----------------------------      -----------------------------
                                                                 July 31,         August 1,         July 31,         August 1,
                                                                   1999              1998             1999              1998
---------------------------------------------------------------------------------------------      -----------------------------
Net sales                                                             100.0 %          100.0 %           100.0 %          100.0 %
Other income, net                                                       0.3              0.3               0.4              0.3
                                                                -----------------------------      -----------------------------
                                                                      100.3            100.3             100.4            100.3
                                                                -----------------------------      -----------------------------
Costs and expenses:
      Costs of merchandise sold                                        62.0             62.8              63.7             63.3
      Selling, general and administrative                              35.7             34.8              34.9             33.8
      Depreciation and amortization                                     2.1              2.1               2.2              2.1
                                                                -----------------------------      -----------------------------
Income (loss) from operations                                           0.5              0.6              (0.4)             1.1
Interest expense, net                                                   1.3              1.4               1.4              1.6
                                                                -----------------------------      -----------------------------
Loss before income taxes                                               (0.8)            (0.8)             (1.8)            (0.5)
Income tax benefit                                                     (0.3)            (0.3)             (0.7)            (0.2)
                                                                -----------------------------      -----------------------------
Loss before extraordinary item                                         (0.5)            (0.5)             (1.1)            (0.3)
Extraordinary item - loss on early extinguishment of debt                 -                -              (0.1)               -
                                                                -----------------------------      -----------------------------
Net loss                                                               (0.5) %          (0.5) %           (1.2) %          (0.3) %
                                                                =============================      =============================

Thirteen Weeks Ended July 31, 1999 Compared to Thirteen Weeks Ended August 1,
1998

For the purposes of the following discussions, all references to "second quarter of 1999" and "second quarter of 1998" are to the Company's thirteen week period ended July 31, 1999 and August 1, 1998, respectively.

Net sales. Net sales were $149.4 million for the thirteen weeks ended July 31, 1999, an increase of 2.6% over the same period last year. Comparable store sales increased 0.1% for the period, with home, shoes, cosmetics, women's and misses sportswear and men's achieving sales increases during the quarter.

Other income, net. Net other income, which consisted mainly of income from leased departments, remained constant at 0.3% of net sales in the second quarter of 1999 compared to the second quarter of 1998.

Costs and expenses. Gross margin, in the second quarter of 1999, increased $2.5 million compared to the second quarter of 1998 reflecting the increase in sales and a decrease in the ratio of markdowns to sales. Gross profit as a percentage of net sales increased 0.8 percentage points to 38.0% for the thirteen week period ended July 31, 1999 from 37.2% for the comparable period last year.

Selling, general and administrative expenses for the second quarter of 1999 were $53.3 million, or 35.7% of net sales, as compared to $50.7 million, or 34.8% of net sales, in the second quarter of 1998. The increase in the second quarter of 1999 was primarily attributable to the cost of improving customer service, including personnel costs, and the expenses associated with opening new stores.

Depreciation and amortization remained constant at 2.1% of net sales in the second quarter of 1999 compared to the second quarter of 1998.

                  THE BON-TON STORES, INC. AND SUBSIDIARIES

Income from operations. Income from operations in the second quarter of 1999 amounted to $0.8 million, or 0.5% of net sales, compared to income from operations of $0.9 million, or 0.6% of net sales, in the second quarter of 1998.

The Company sells receivables through its accounts receivable facility to provide additional working capital. On a pro-forma basis, if the Company had on-balance sheet financing, it would have reduced selling, general and administrative expenses by $1.8 million in the second quarter of 1999 and $2.0 million in the second quarter of 1998. The lower selling, general and administrative expenses would have been offset by a corresponding increase in interest expense for both periods. The net result of the pro-forma reclassification would reflect income from operations of $2.6 million in the second quarter of 1999 and income from operations of $2.9 million for the second quarter of 1998.

Interest expense, net. Net interest expense decreased $41,000 to 1.3% of net sales, in the second quarter of 1999 from $2.1 million, or 1.4% of net sales, in the second quarter of 1998.

Net loss. The net loss in the second quarter of 1999 amounted to $0.8 million compared to a net loss of $0.7 million in the second quarter of 1998.

Due to the seasonal nature of the Company's business, the results for the current period are not necessarily indicative of the results that may be achieved for the full fiscal year of 1999.

Twenty-Six Weeks Ended July 31, 1999 Compared to Twenty-Six Weeks Ended August 1, 1998

For the purposes of the following discussions, all references to "1999" and "1998" are to the Company's twenty-six week period ended July 31, 1999 and August 1, 1998, respectively.

Net sales. Net sales were $291.8 million for the twenty-six weeks ended July 31, 1999, an increase of 1.0% over the same period last year. Comparable store sales decreased 0.8% for the period, with home, cosmetics, shoes, accessories, men's and misses sportswear, achieving sales increases.

Other income, net. Net other income, which consisted mainly of income from leased departments, increased to 0.4% of net sales in 1999 compared to 0.3% in 1998 primarily as a result of added leased departments in the Company's new stores.

Costs and expenses. Gross margin, in 1999, decreased $0.2 million compared to 1998 reflecting an increase in the ratio of markdowns to sales, partially offset by increased sales. Gross profit as a percentage of net sales decreased 0.4 percentage points to 36.3% for the twenty-six week period ended July 31, 1999 from 36.7% for the comparable period last year.

Selling, general and administrative expenses for 1999 were $101.9 million, or 34.9% of net sales, as compared to $97.7 million, or 33.8% of net sales, in 1998. During 1998, selling, general and administrative expenses were reduced by the gain from the sale of a vacant property (see Note 5 of the 1998 Annual Report) in the amount of $1.4 million, or 0.5% of net sales. The remaining increase of 0.6% in 1999 was primarily attributable to the cost of improving customer service, including personnel costs, and the expenses associated with opening new stores, partially offset by an improvement in credit operations.

Depreciation and amortization increased to 2.2% of net sales in 1999 from 2.1% of net sales in 1998. The increase was primarily due to the addition of $19.4 million of new assets in fiscal 1998.

(Loss) income from operations. Loss from operations in 1999 amounted to $1.3 million, or 0.4% of net sales, compared to an income from operations of $3.2 million, or 1.1% of net sales, in 1998.

                  THE BON-TON STORES, INC. AND SUBSIDIARIES

The Company sells receivables through its accounts receivable facility to provide additional working capital. On a pro-forma basis, if the Company had on-balance sheet financing, it would have reduced selling, general and administrative expenses by $3.5 million in 1999 and $3.9 million in 1998. The lower selling, general and administrative expenses would have been offset by a corresponding increase in interest expense for both periods. The net result of the pro-forma reclassification would reflect income from operations of $2.3 million in 1999 and income from operations of $7.1 million in 1998.

Interest expense, net. Net interest expense decreased to $4.0 million, or 1.4% of net sales, in 1999 from $4.7 million, or 1.6% of net sales, in 1998. The decrease was primarily attributable to lower average borrowing levels reflecting the issuance of additional shares completed in May 1998 (see Note 7 of the Company's 1998 Annual Report) and a reduction in the cost of funds borrowed under the revolving credit facility.

Extraordinary item. The Company amended its revolving credit facility on April 7, 1999 (see Note 4). As a result of this transaction, the Company incurred an extraordinary charge of $0.4 million, net of a $0.2 million income tax benefit, in 1999.

Net loss. The net loss in 1999 amounted to $3.6 million compared to a net loss of $1.0 million in 1998.

Due to the seasonal nature of the Company's business, the results for the current period are not necessarily indicative of the results that may be achieved for the full fiscal year of 1999.

Year 2000 Readiness Disclosure

The Year 2000 issue refers to the inability of some computer programs and microprocessors to correctly interpret the date in which the year is represented by only two digits (e.g., 98). As a result, on January 1, 2000, computer systems throughout the world may experience operating difficulties unless they are modified or upgraded to properly process date-related information. The Year 2000 issue can arise at any point in a company's supply, operational, distribution or financial process.

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

The applications and mainframe software area includes the Company's proprietary and third party computer systems and related hardware, software and data and telephone networks. The Company's merchandise system, which supports procurement and distribution, inventory control and point-of-sale reporting systems, is primarily proprietary. With respect to the Company's credit business, the Company utilizes a third party software support vendor and has obtained assurances from said vendor that it expects its systems to be Year 2000 compliant. A majority of the Company's information systems are presently Year 2000 compliant. Remediation is complete and testing of remaining systems is in process, with completion anticipated by the end of November 1999.

                  THE BON-TON STORES, INC. AND SUBSIDIARIES

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

Costs: The aggregate expenditures to achieve Year 2000 readiness are not expected to exceed $1.3 million. These costs, which include modifying software, consultant expenses and replacing non-compliant hardware and software, will be incurred over the two-year period from 1998 through 1999, with the majority expended in 1999. All costs incurred to modify existing internal-use software or to correct problems associated with Year 2000 readiness will be expensed as incurred and funded from operating cash flows. The Company's expenditures associated with Year 2000 readiness through July 31, 1999 are approximately $1.0 million.

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

The Company believes it is very difficult to reasonably predict the most likely worst case Year 2000 scenario. However, a reasonably likely worst case Year 2000 scenario would include the failure of a third party (including, without limitation, merchandise vendors and service and utility providers) to timely complete remediation of its Year 2000 deficiencies for any substantial period of time. This could have a material adverse effect upon the Company's ability to provide and sell merchandise to its customers. Additionally, a failure by the Company to timely remediate its Year 2000 deficiencies could impair the Company's ability to conduct its business of providing and selling merchandise in a timely or profitable manner. The Company has developed contingency plans, such as increasing inventory on basic stock items and identifying what actions need to be taken if a critical system or third party provider is not Year 2000 compliant.

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

The following table summarizes material measures of the Company's liquidity and capital resources:


                                                  July 31,        August 1,
(Dollars in millions)                               1999            1998
-----------------------------------------------------------------------------
Working capital                                   $    149.8      $    132.7

Current ratio                                         2.59:1          2.45:1

Funded debt to total capitalization                   0.39:1          0.34:1

Unused availability under lines of credit         $     37.7      $     72.5



For the twenty-six weeks ended July 31, 1999, net cash used in operating activities amounted to $6.4 million as compared to net cash provided of $5.8 million for the comparable period last year. The increase in net cash used in 1999 as compared to 1998 was primarily attributable to the decline in the Company's earnings and increased working capital requirements. The increased working capital requirements primarily reflect a decrease in accounts payable and income taxes payable and an increase in prepaid expense and other current assets, partially offset by a decrease in accounts receivable.

Net cash used in investing activities amounted to $31.5 million in 1999 compared to $13.9 million for the comparable period last year. The increase in net cash used for the twenty-six week period ended July 31, 1999 primarily reflects increased capital expenditures, payment for the acquisition of leasehold interests in three department stores (see Note 3) and payments made pursuant to the Company's accounts receivable facility.

Net cash provided by financing activities amounted to $36.4 million for 1999 compared to $9.1 million for the comparable period of 1998. The net increase in borrowings under the revolving credit facility in 1999 reflects the increased cash requirements for the operating and investing activities as discussed in the two preceding paragraphs.

The Company anticipates its cash flow from operations, supplemented by borrowings under its revolving credit facility, as amended (see Note 4), and proceeds from its accounts receivable facility, will be sufficient to satisfy its operating cash requirements.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company entered into two new interest rate swap agreements in fiscal 1999. The two "variable to fixed" rate swaps, with a notional amount of $30.0 million, increase the interest rate swaps held by the Company to $110.0 million. The average pay rate on the new swaps are 5.58% and both swaps mature in 2004. Refer to the Company's discussion of "Market Risk and Financial Instruments" in the 1998 Annual Report for additional information.

                  THE BON-TON STORES, INC. AND SUBSIDIARIES

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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 15, 1999, the Company held its Annual Meeting of Shareholders. The following matters were submitted for vote:

         1. The following individuals were nominated and elected to serve as the directors of the Company:

          M. Thomas Grumbacher       For:     40,340,344
                                     Withhold Authority:       96,162

          Heywood Wilansky           For:     40,340,087
                                     Withhold Authority:       96,419

          Samuel J. Gerson           For:     40,340,444
                                     Withhold Authority:       97,062

          Michael L. Gleim           For:     40,340,944
                                     Withhold Authority:       95,562

          Lawrence J. Ring           For:     40,340,444
                                     Withhold Authority:       96,062

          Robert C. Siegel           For:     40,340,444
                                     Withhold Authority:       96,062

          Leon D. Starr              For:     40,338,925
                                     Withhold Authority:       97,581

          Leon F. Winbigler          For:     40,339,969
                                     Withhold Authority:       96,537

          Thomas W. Wolf             For:     40,340,444
                                     Withhold Authority:       96,062

                  THE BON-TON STORES, INC. AND SUBSIDIARIES

         2. The holders of 40,424,710 shares voted in favor of, the holders of 5,400 shares voted against and the holders of 6,396 shares abstained with respect to the ratification of the appointment of Arthur Andersen LLP to serve as the Company's independent accountants for 1999.



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



                                                THE BON-TON STORES, INC.


DATE:  September 14, 1999                    BY:   /s/  Michael L. Gleim
     ----------------------                       ------------------------------
                                                   Michael  L. Gleim
                                                   Vice Chairman and
                                                   Chief Operating Officer



DATE:  September 14, 1999                    BY:   /s/ James H. Baireuther
     ----------------------                       ------------------------------
                                                   James H. Baireuther
                                                   Senior Vice President and
                                                   Chief Financial Officer