Form 10-Q
period 1999-10-30
BON TON STORES INC
filed 1999-12-14
CIK 878079

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the Quarter ended October 30, 1999                    Commission File Number
                                                                 0-19517


                           THE BON-TON STORES, INC.
                            2801 East Market Street
                           York, Pennsylvania 17402
                                (717) 757-7660


Incorporated in Pennsylvania                                IRS No. 23-2835229

                           ________________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No _____
                                        ---

     As of November 26, 1999 there were 12,278,512 shares of Common Stock, $0.01 par value, and 2,989,853 shares of Class A Common Stock, $0.01 par value, outstanding.

================================================================================

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   THE BON-TON STORES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                                    October 30,       January 30,
(In thousands except share and per share data)                                                         1999              1999
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                    (Unaudited)
Assets
Current Assets:
     Cash and cash equivalents                                                                       $   11,407        $   10,607
     Trade and other accounts receivable, net of allowance for doubtful accounts
       of $3,036 and $3,692 at October 30, 1999 and January 30, 1999, respectively                       26,797            34,677
     Merchandise inventories                                                                            260,642           192,872
     Prepaid expenses and other current assets                                                           13,652             8,292
     Deferred income taxes                                                                                1,355                 -
                                                                                                     ----------------------------
            Total current assets                                                                        313,853           246,448
                                                                                                     ----------------------------

Property, fixtures and equipment at cost,
        less accumulated depreciation and amortization                                                  136,732           112,521
Other assets                                                                                             20,123            19,150
                                                                                                     ----------------------------
            Total assets                                                                             $  470,708        $  378,119
                                                                                                     ============================

Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable                                                                                $  105,375        $   71,448
     Accrued payroll and benefits                                                                         9,723             9,639
     Accrued expenses                                                                                    21,055            25,594
     Current portion of long-term debt                                                                      664               615
     Current portion of obligations under capital leases                                                    434               409
     Deferred income taxes                                                                                    -                26
     Income taxes payable                                                                                     -             9,740
                                                                                                     ----------------------------
            Total current liabilities                                                                   137,251           117,471
                                                                                                     ----------------------------

Long-term debt, less current maturities                                                                 152,621            74,387
Obligations under capital leases, less current maturities                                                 1,544             1,868
Deferred income taxes                                                                                     1,324               823
Other long-term liabilities                                                                               3,270             3,359
                                                                                                     ----------------------------
            Total liabilities                                                                           296,010           197,908
                                                                                                     ----------------------------

Commitments and contingencies

Shareholders' equity
     Common Stock - authorized 40,000,000 shares at $0.01 par value; issued and outstanding shares of 12,278,512 and 12,278,120 at October 30, 1999 and January 30, 1999,
       respectively                                                                                         123               123
     Class A Common Stock - authorized 20,000,000 shares at $0.01 par value; issued
       and outstanding shares of 2,989,853 at October 30, 1999 and January 30, 1999                          30                30
     Additional paid-in-capital                                                                         108,096           108,260
     Deferred compensation                                                                               (2,418)           (3,114)
     Retained earnings                                                                                   68,867            74,912
                                                                                                     ----------------------------
            Total shareholders' equity                                                                  174,698           180,211
                                                                                                     ----------------------------
            Total liabilities and shareholders' equity                                               $  470,708        $  378,119
                                                                                                     ============================

 The accompanying notes are an integral part of these consolidated statements.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              THIRTEEN                       THIRTY-NINE
                                                                             WEEKS ENDED                     WEEKS ENDED
                                                                    --------------------------------------------------------------
(In thousands except per share data)                                October 30,        October 31,     October 30,     October 31,
(Unaudited)                                                            1999               1998            1999            1998
----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                            $ 168,474         $ 154,748       $  460,322       $ 443,746
Other income, net                                                          477               424            1,515           1,398
                                                                    --------------------------------------------------------------
                                                                       168,951           155,172          461,837         445,144
                                                                    --------------------------------------------------------------
Costs and expenses:
     Costs of merchandise sold                                         106,469            97,047          292,378         279,942
     Selling, general and administrative                                59,950            52,352          161,821         150,094
     Depreciation and amortization                                       4,194             3,566           10,595           9,746
                                                                    --------------------------------------------------------------
(Loss) income from operations                                           (1,662)            2,207           (2,957)          5,362
Interest expense, net                                                    2,211             2,483            6,179           7,205
                                                                    --------------------------------------------------------------
Loss before income taxes                                                (3,873)             (276)          (9,136)         (1,843)
Income tax benefit                                                      (1,472)             (109)          (3,472)           (719)
                                                                    --------------------------------------------------------------
Loss before extraordinary item                                          (2,401)             (167)          (5,664)         (1,124)
Extraordinary item - loss on early extinguishment of debt,
                 net of income tax benefit of $232                           -                 -             (378)              -
                                                                    --------------------------------------------------------------
Net loss                                                             $  (2,401)        $    (167)      $   (6,042)      $  (1,124)
                                                                    ==============================================================

Per shares amounts:
Basic:
     Loss before extraordinary item                                  $   (0.16)        $   (0.01)      $    (0.38)      $   (0.08)
     Effect of extraordinary item                                            -                 -            (0.03)              -
                                                                    --------------------------------------------------------------
     Net loss                                                        $   (0.16)        $   (0.01)      $    (0.41)      $   (0.08)
                                                                    ==============================================================

Basic shares outstanding                                                14,781            14,672           14,733          13,590

Diluted:
     Loss before extraordinary item                                  $   (0.16)        $   (0.01)      $    (0.38)      $   (0.08)
     Effect of extraordinary item                                            -                 -            (0.03)              -
                                                                    --------------------------------------------------------------
     Net loss                                                        $   (0.16)        $   (0.01)      $    (0.41)      $   (0.08)
                                                                    ==============================================================

Diluted shares outstanding                                              14,781            14,672           14,733          13,590



 The accompanying notes are an integral part of these consolidated statements.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             THIRTY-NINE
                                                                                             WEEKS ENDED
                                                                               ----------------------------------------
(In thousands)                                                                  October 30,               October 31,
(Unaudited)                                                                        1999                      1998
-----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                                       $   (6,042)               $   (1,124)
Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                               10,595                     9,746
       Changes in operating assets and liabilities, net                           (40,256)                  (28,048)
                                                                               ----------------------------------------
                   Net cash used in operating activities                          (35,703)                  (19,426)

Cash flows from investing activities:
       Capital expenditures, net                                                  (34,723)                  (13,923)
       Proceeds from sale of property, fixtures and equipment                         419                     1,459
       Proceeds from sale of accounts receivable, net                              (5,000)                  (12,000)
       Payment for the acquisition of business, net of cash received               (2,192)                      -
                                                                               ----------------------------------------
                   Net cash used in investing activities                          (41,496)                  (24,464)

Cash flows from financing activities:
       Payments on long-term debt and capital lease obligations                  (181,617)                 (197,671)
       Proceeds from issuance of long-term debt                                   259,600                   197,400
       Proceeds from equity offering                                                  -                      43,417
       Exercised stock options                                                         16                       706
                                                                               ----------------------------------------
                   Net cash provided by financing activities                       77,999                    43,852

                   Net increase (decrease) in cash and cash equivalents               800                       (38)

Cash and cash equivalents at beginning of period                                   10,607                     9,109

                                                                               ----------------------------------------
Cash and cash equivalents at end of period                                     $   11,407                $    9,071
                                                                               ========================================

Supplemental Cash Flow Information:
       Interest paid                                                           $    6,027                $    7,398
       Income taxes paid                                                       $    7,318                $    6,390


 The accompanying notes are an integral part of these consolidated statements.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES

The Bon-Ton Stores, Inc., a Pennsylvania corporation, was incorporated on January 31, 1996 as the successor of a company established on January 31, 1929 and currently operates, as one business segment, 72 retail department stores located in Pennsylvania, New York, Maryland, New Jersey, Connecticut Massachusetts, New Hampshire, Vermont and West Virginia.

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

                                                          THIRTEEN                                   THIRTY-NINE
                                                        WEEKS ENDED                                  WEEKS ENDED
                                            -------------------------------------       -------------------------------------
                                               October 30,         October 31,             October 30,         October 31,
                                                 1999                 1998                    1999                1998
                                            -----------------  ------------------       -----------------   -----------------
     Basic Calculation                        14,781,000            14,672,000              14,733,000           13,590,000
     Dilutive Securities ---
         Restricted Shares                             -                     -                       -                    -
         Options                                       -                     -                       -                    -
                                            -------------------------------------       -------------------------------------
     Diluted Calculation                      14,781,000            14,672,000              14,733,000           13,590,000
                                            -------------------------------------       -------------------------------------
     Antidilutive shares and options --
         Restricted Shares                       487,000               598,000                 535,000              454,000
         Options                               1,283,000             1,372,000               1,288,000            1,225,000


Antidilutive shares and options, consisting of restricted shares and options to purchase shares outstanding, were excluded from the computation of dilutive securities due to the Company's net loss position in the thirteen weeks and thirty-nine weeks ended October 30, 1999 and October 31, 1998.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES

The following table reflects the approximate dilutive securities calculated under the treasury stock method had the Company reported a profit for the thirteen and thirty-nine week periods ended October 30, 1999 and October 31, 1998.

                                                                  THIRTEEN                                  THIRTY-NINE
                                                                 WEEKS ENDED                                WEEKS ENDED
                                                    --------------------------------------        --------------------------------
                                                      October 30,          October 31,              October 30,         October 31,
                                                          1999                 1998                    1999                1998
                                                    -----------------    -----------------        -----------------   ------------
     Approximate Dilutive Securities ---
         Restricted Shares                             124,000               90,000                   98,000              120,000
         Options                                        15,000              220,000                   32,000              300,000

     Antidulitive Options                            1,233,000              350,000                1,051,000              120,000


Antidilutive options, options to purchase shares with exercise prices greater than the average market price, were excluded from the "Approximate Dilutive Securities" in the above table.

3.   ACQUISITIONS:

On March 23, 1999, the Company acquired the leasehold interests and certain other assets in three department stores located in Hamden, Connecticut, Red Bank, New Jersey and Brick Township, New Jersey, through a bankruptcy auction, for a total cost of $2.2 million. The leasehold interests were held by Steinbach Stores, Inc., a wholly-owned subsidiary of Crowley, Milner and Company. The Brick Township and Red Bank stores have been remodeled and opened for business on September 1, 1999. The Hamden store opened on September 22, 1999. Certain fixed assets and customer lists were also included in the purchase. This business combination was accounted for under the purchase method.

4.   REFINANCING:

On October 29, 1999, the Company amended its accounts receivable facility to extend the term of the facility through January 31, 2003. The amended agreement provides for changes in the pricing structure and financial covenants, with substantially all other terms and conditions of the original agreement remaining unchanged.

On April 7, 1999, the Company amended its revolving credit facility to extend the term of the facility through April 15, 2004. The amended agreement extends the term of the available fixed assets and real estate borrowing base and provides a more favorable interest pricing structure, with substantially all other terms and conditions remaining unchanged. As a result of this transaction, the Company incurred a one-time after-tax charge of $378,000 in fiscal 1999 relating to the early extinguishment of debt.

5.   SUBSEQUENT EVENTS:

On November 19, 1999, the Company entered into an agreement to terminate the leasehold interest in the closed Johnstown, Pennsylvania location effective October 31, 1999.

On November 11, 1999, the Company hired Mr. Frank Tworecke as Vice Chairman and Chief Merchandising Officer pursuant to a three-year employment agreement. In addition to a base salary, bonus eligibility, and other annual benefits and perquisites, Mr. Tworecke received an option to purchase 200,000 shares of the Company's common stock at $5.72 per share, the market value on the date of the award. The options will become exercisable at the rate of 33-1/3% per annum over three years beginning on the first anniversary of the date of the grant and expiring upon the lapse of 10 years from the date of the grant. Should Mr.Tworecke

                   THE BON-TON STORES, INC. AND SUBSIDIARIES


leave the Company before vesting, the options will be forfeited upon departure, except in certain limited circumstances.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table summarizes the changes in selected operating indicators, illustrating the relationship of various income and expense items expressed as a percentage of net sales for each period presented:

                                                                            THIRTEEN                          THIRTY-NINE
                                                                          WEEKS ENDED                         WEEKS ENDED
                                                                 -------------------------------     -------------------------------
                                                                  October 30,      October 31,        October 30,      October 31,
                                                                     1999             1998               1999              1998
------------------------------------------------------------------------------------------------     -------------------------------
Net sales                                                          100.0%           100.0%               100.0%            100.0%
Other income, net                                                    0.3              0.3                  0.3               0.3
                                                                 ------------------------            ---------------------------
                                                                   100.3            100.3                100.3             100.3
                                                                 ------------------------            ---------------------------
Costs and expenses:
      Costs of merchandise sold                                     63.2             62.7                 63.5              63.1
      Selling, general and administrative                           35.6             33.8                 35.2              33.8
      Depreciation and amortization                                  2.5              2.3                  2.3               2.2
                                                                 ------------------------            ---------------------------
(Loss) income from operations                                       (1.0)             1.4                 (0.6)              1.2
Interest expense, net                                                1.3              1.6                  1.3               1.6
                                                                 ------------------------            ---------------------------
Loss before income taxes                                            (2.3)            (0.2)                (2.0)             (0.4)
Income tax benefit                                                  (0.9)            (0.1)                (0.8)             (0.2)
                                                                 ------------------------            ---------------------------
Loss before extraordinary item                                      (1.4)            (0.1)                (1.2)             (0.3)
Extraordinary item - loss on early extinguishment of debt              -                -                 (0.1)                -
                                                                 ------------------------            ---------------------------
Net loss                                                            (1.4)%           (0.1)%               (1.3)%            (0.3)%
                                                                 ========================            ===========================


Thirteen Weeks Ended October 30, 1999 Compared to Thirteen Weeks Ended October 31, 1998

For the purposes of the following discussions, all references to "third quarter of 1999" and "third quarter of 1998" are to the Company's thirteen week period ended October 30, 1999 and October 31, 1998, respectively.

Net sales. Net sales were $168.5 million for the thirteen weeks ended October 30, 1999, an increase of 8.9% over the same period last year. Comparable store sales increased 2.1% for the period, with shoes, accessories, home, cosmetics, intimate, petites and misses sportswear and children's achieving sales increases during the quarter.

Other income, net. Net other income, which consisted mainly of income from leased departments, remained constant at 0.3% of net sales in the third quarter of 1999 compared to the third quarter of 1998.

Costs and expenses. Gross margin, in the third quarter of 1999, increased $4.3 million compared to the third quarter of 1998 reflecting the increase in sales. Gross profit as a percentage of net sales decreased 0.5 percentage points to 36.8% for the thirteen week period ended October 30, 1999 from 37.3% for the comparable period last year.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES

Selling, general and administrative expenses for the third quarter of 1999 were $60.0 million, or 35.6% of net sales, as compared to $52.4 million, or 33.8% of net sales, in the third quarter of 1998. The increase in the third quarter of 1999 was primarily attributable to the cost of improving customer service, including personnel costs, and the expenses associated with opening new stores, partially offset by the improvement in the credit operations.

Depreciation and amortization increased to 2.5% of net sales in the third quarter of 1999 compared to 2.3% in the third quarter of 1998. The increase was primarily due to the addition of new assets in fiscal 1999, relating to the opening of seven new stores and the remodeling of certain other stores.

(Loss) income from operations. The loss from operations in the third quarter of 1999 amounted to $1.7 million, or 1.0% of net sales, compared to income from operations of $2.2 million, or 1.4% of net sales, in the third quarter of 1998.

The Company sells receivables through its accounts receivable facility to provide additional working capital. On a pro-forma basis, if the Company had on-balance sheet financing, it would have reduced selling, general and administrative expenses by $1.8 million in the third quarter of 1999 and $1.9 million in the third quarter of 1998. The lower selling, general and administrative expenses would have been offset by a corresponding increase in interest expense for both periods. The net result of the pro-forma reclassification would reflect income from operations of $0.2 million in the third quarter of 1999 and income from operations of $4.1 million for the third quarter of 1998.

Interest expense, net. Net interest expense decreased $272,000 to 1.3% of net sales, in the third quarter of 1999 from $2.5 million, or 1.6% of net sales, in the third quarter of 1998. The decrease is primarily attributable to the reduction in the cost of funds borrowed under the revolving credit facility.

Net loss. The net loss in the third quarter of 1999 amounted to $2.4 million compared to a net loss of $0.2 million in the third quarter of 1998.

Due to the seasonal nature of the Company's business, the results for the current period are not necessarily indicative of the results that may be achieved for the full fiscal year of 1999.

Thirty-Nine Weeks Ended October 30, 1999 Compared to Thirty-Nine Weeks Ended October 31, 1998

For the purposes of the following discussions, all references to "1999" and "1998" are to the Company's thirty-nine week period ended October 30, 1999 and October 31, 1998, respectively.

Net sales. Net sales were $460.3 million for the thirty-nine weeks ended October 30, 1999, an increase of 3.7% over the same period last year. Comparable store sales decreased 0.2% for the period, with home, shoes, cosmetics, accessories and misses sportswear achieving sales increases.

Other income, net. Net other income, which consisted mainly of income from leased departments, remained constant at 0.3% of net sales in 1999 and 1998.

Costs and expenses. Gross margin, in 1999, increased $4.1 million compared to 1998 reflecting the increased sales. Gross profit as a percentage of net sales decreased 0.4 percentage points to 36.5% for the thirty-nine week period ended October 30, 1999 from 36.9% for the comparable period last year.

Selling, general and administrative expenses for 1999 were $161.8 million, or 35.2% of net sales, as compared to $150.1 million, or 33.8% of net sales, in 1998. During 1998, selling, general and administrative expenses were reduced by the gain from the sale of a vacant property (see Note 5 of the 1998 Annual Report) in the amount of $1.4 million, or 0.3% of net sales. The remaining increase of 1.1% in 1999 was

                   THE BON-TON STORES, INC. AND SUBSIDIARIES

primarily attributable to the cost of improving customer service, including personnel costs, and the expenses associated with opening new stores, partially offset by an improvement in credit operations.

Depreciation and amortization increased to 2.3% of net sales in 1999 from 2.2% of net sales in 1998. The increase was primarily due to the addition of $37.4 million of new assets in fiscal 1999 and $19.4 million of new assets in fiscal 1998.

(Loss) income from operations. The loss from operations in 1999 amounted to $3.0 million, or 0.6% of net sales, compared to an income from operations of $5.4 million, or 1.2% of net sales, in 1998.

The Company sells receivables through its accounts receivable facility to provide additional working capital. On a pro-forma basis, if the Company had on-balance sheet financing, it would have reduced selling, general and administrative expenses by $5.4 million in 1999 and $5.8 million in 1998. The lower selling, general and administrative expenses would have been offset by a corresponding increase in interest expense for both periods. The net result of the pro-forma reclassification would reflect income from operations of $2.4 million in 1999 and $11.2 million in 1998.

Interest expense, net. Net interest expense decreased to $6.2 million, or 1.3% of net sales, in 1999 from $7.2 million, or 1.6% of net sales, in 1998. The decrease was primarily attributable to the reduction in the cost of funds borrowed under the revolving credit facility.

Extraordinary item. The Company amended its revolving credit facility on April 7, 1999 (see Note 4). As a result of this transaction, the Company incurred an extraordinary charge of $0.4 million, net of a $0.2 million income tax benefit, in 1999.

Net loss. The net loss in 1999 amounted to $6.0 million compared to a net loss of $1.1 million in 1998.

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

                   THE BON-TON STORES, INC. AND SUBSIDIARIES

The applications and mainframe software area includes the Company's proprietary and third party computer systems and related hardware, software and data and telephone networks. The Company's merchandise system, which supports procurement and distribution, inventory control and point-of-sale reporting systems, is primarily proprietary. With respect to the Company's credit business, the Company utilizes a third party software support vendor and has obtained assurances from said vendor that it expects its systems to be Year 2000 compliant. The vast majority of the Company's information systems are presently Year 2000 compliant. Remediation is complete and testing has been completed, except for the Bridal Registry system, which is scheduled for completion by the end of December.

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

Costs: The aggregate expenditures to achieve Year 2000 readiness are not expected to exceed $1.3 million. These costs, which include modifying software, consultant expenses and replacing non-compliant hardware and software, are being incurred over the two-year period from 1998 through 1999, with the majority expended in 1999. All costs incurred to modify existing internal-use software or to correct problems associated with Year 2000 readiness will be expensed as incurred and funded from operating cash flows. The Company's expenditures associated with Year 2000 readiness through October 30, 1999 are approximately $1.1 million.

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

The following table summarizes material measures of the Company's liquidity and capital resources:

                                                     October 30,  October 31,
          (Dollars in millions)                         1999         1998
          ------------------------------------------------------------------
          Working capital                            $    176.6   $    163.6

          Current capital                                2.29:1       2.25:1

          Funded debt to total capitalization            0.47:1       0.42:1

          Unused availability under lines of credit  $     36.1   $     87.1


For the thirty-nine weeks ended October 30, 1999, net cash used in operating activities amounted to $35.7 million as compared to net cash used of $19.4 million for the comparable period last year. The increase in net cash used in 1999 as compared to 1998 was primarily attributable to the decline in the Company's earnings and increased working capital requirements. The increased working capital requirements primarily reflect a decrease in accounts payable and income taxes payable and an increase in prepaid expense and other current assets, partially offset by a decrease in accounts receivable.

Net cash used in investing activities amounted to $41.5 million in 1999 compared to $24.5 million for the comparable period last year. The increase in net cash used for the thirty-nine week period ended October 30, 1999 primarily reflects increased capital expenditures and payments for the acquisition of leasehold interests in three department stores (see Note 3).

Net cash provided by financing activities amounted to $78.0 million for 1999 compared to $43.9 million for the comparable period of 1998. The net increase in borrowings under the revolving credit facility in 1999 reflects the increased cash requirements for the operating and investing activities as discussed in the two preceding paragraphs.

The Company anticipates its cash flow from operations, supplemented by borrowings under its revolving credit facility, as amended (see Note 4), and proceeds from its accounts receivable facility, as amended (see Note 4), will be sufficient to satisfy its operating cash requirements.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

         Exhibit No.       Description

         10.1 Amendment dated as of October 29, 1999 to Amended and Restated Receivables Purchase Agreement

         10.2     Employment Agreement between the Company and Frank Tworecke

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





                                             THE BON-TON STORES, INC.


DATE:   December 14, 1999                    BY:  /s/ Michael L. Gleim
     -------------------------------             ------------------------------
                                                  Michael  L. Gleim
                                                  Vice Chairman and
                                                  Chief Operating Officer



DATE:   December 14, 1999                    BY:  /s/ James H. Baireuther
     -------------------------------             -------------------------------
                                                  James H. Baireuther
                                                  Senior Vice President and
                                                  Chief Financial Officer