Form 10-K
period 2000-01-29
BON TON STORES INC
filed 2000-04-26
CIK 878079

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For the Fiscal Year Ended                             Commission File Number
      January 29, 2000                                        0-19517

                            THE BON-TON STORES, INC.
                             2801 EAST MARKET STREET
                            YORK, PENNSYLVANIA, 17402
                                 (717) 757-7660


INCORPORATED IN PENNSYLVANIA                                 IRS NO. 23-2835229
                     ---------------------------------------


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

         As of March 24, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $26,720,022, based upon the closing price of $3.063 per share on March 24, 2000.*

         As of March 24, 2000, there were 12,270,954 shares of Common Stock, $.01 par value, and 2,989,853 shares of Class A Common Stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part II -  Portions of our 1999 Annual Report to security holders
                    ("Annual Report").
         Part III - Portions of the Proxy Statement for the 2000 Annual
                    Meeting of Shareholders ("Proxy Statement").

-------------------------------------
* Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the Registrant, without conceding that all such persons are "affiliates" of the Registrant for purposes of the federal securities laws.

         Statements made in this Form 10-K, other than statements of historical information, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which may be identified by words such as "may", "will", "plan", "expect", "intend" or other similar expressions, involve certain risks and uncertainties that could significantly affect anticipated results in the future, including, but not limited to, uncertainties affecting retail generally (such as consumer confidence and demand for soft goods); uncertainties associated with opening new stores or expanding and remodeling existing stores; the Company's presence in and dependence on limited geographic markets; competition within the markets in which the Company's stores are located; the ability to attract and maintain qualified management; failure to accurately predict customer fashion preferences; and the ability to obtain financing for working capital, capital expenditures and general corporate purposes. The Company assumes no obligation to update or revise any such forward-looking statements even if future events make it clear that any projected results implied by such statements will not be realized.

         References to a year in this Form 10-K refer to The Bon-Ton's fiscal year, which is the 52 or 53 week period ending on the Saturday nearer January 31 of the following calendar year (e.g. a reference to 1999 is a reference to the fiscal year ended January 29, 2000).



                                     PART I
ITEM 1. BUSINESS

GENERAL

         The Bon-Ton Stores, Inc., together with its subsidiaries, is the successor to S. Grumbacher & Son, a family business founded in 1898, and is a leading operator of quality fashion department stores offering moderate and better apparel, home furnishings, cosmetics, accessories and shoes. In many of its markets, The Bon-Ton is the primary destination for branded fashion merchandise such as Calvin Klein, Liz Claiborne, Nautica, Ralph Lauren and Tommy Hilfiger. We presently operate 72 stores in secondary markets - 36 stores in Pennsylvania, 25 in New York, three stores in each of New Jersey and Maryland and one store in each of Connecticut, New Hampshire, Massachusetts, Vermont and West Virginia. Our strategy focuses on being the premier fashion retailer in markets that demand, but often have limited access to, better branded merchandise.

         The Bon-Ton's executive offices are located at 2801 East Market Street, York, Pennsylvania.


MERCHANDISING

         The Bon-Ton stores offer moderate and better fashion apparel, home furnishings, cosmetics, accessories, shoes and other items. Sales of apparel constituted 62.3% of sales in 1999. The following chart illustrates sales by product category for 1999, 1998 and 1997.

MERCHANDISE CATEGORY                   1999         1998         1997
--------------------                   ----         ----         ----

Women's clothing                       27.2%        27.7%        28.6%
Men's clothing                         18.0         18.7         17.9
Home                                   13.6         12.9         12.6
Cosmetics                              10.5          9.9          9.9
Accessories                             7.8          7.5          7.5
Children's clothing                     7.1          7.2          7.2
Shoes                                   5.8          5.6          5.5
Intimate apparel                        5.2          5.1          5.1
Junior's clothing                       4.8          5.4          5.7
                                      -----        -----        -----

    Total                             100.0%       100.0%       100.0%
                                      =====        =====        =====


         We carry a number of highly recognized brand names, including Calvin Klein, Cole Haan, Estee Lauder, Jones New York, Kenneth Cole, Liz Claiborne, Nautica, Nine West, Ralph Lauren, Steve Madden and Tommy Hilfiger, and within these brands choose collections which balance fashion, price and selection. We maintain vendor shops within our stores from key vendors such as Calvin Klein, Nautica, Ralph Lauren and Tommy Hilfiger. In these vendor shops merchandise is grouped and positioned in preferred floor locations to provide enhanced visibility with distinctive, vendor-specific fixturing, signage and displays.

         We depend on our relationships with our key vendors and our ability to purchase better branded merchandise from them at competitive prices. If we lose the support of these vendors, it could have a material adverse affect on The Bon-Ton.

         Complementing branded merchandise, our private brand merchandise provides fashion at competitive pricing under names such as Andrea Viccaro, Jenny Buchanan, Susquehanna Trail Outfitters and Zigg's. We view this private brand merchandise as a strategic addition to our strong array of highly recognized, quality national brands and as an opportunity to increase brand exclusiveness, customer loyalty and competitive differentiation. Private brand merchandise represented approximately 12.5% of 1999 total sales.

         Our business, like that of most retailers, is subject to seasonal fluctuations, with the major portion of sales and income realized during the latter half of each year, which includes the back-to-school and holiday seasons.

MARKETING

         We attract customers by offering services such as free gift wrap, special order capability and in-store alterations. In addition, through our "Certified Value" program, we maintain everyday value prices on staple items such as turtlenecks, T-shirts, shorts and denim within major product groups.

         Our advertising and promotional programs are conducted through newspaper advertisements, direct mail and, to a lesser extent, local television and radio. We maintain an in-house advertising group that produces substantially all our print advertising.

         The effectiveness of our direct mail efforts has been greatly enhanced through database management systems. By accurately identifying the predictors of response to direct mail pieces, we have the ability to rank, score and select customers with event-specific information.

CUSTOMER CREDIT

         Our customers may pay for their purchases with The Bon-Ton proprietary credit card, Visa, Mastercard, cash or check.

         The Bon-Ton credit card holders generally constitute our most loyal and active customers; during 1999, the average dollar amount for proprietary credit card purchases substantially exceeded the average dollar amount for cash purchases. We believe our credit card is a particularly productive tool for customer segmentation and target marketing.

         The following table summarizes the percentage of total sales generated by payment type:

         TYPE OF PAYMENT

                                                    1999        1998        1997
                                                    ----        ----        ----
Bon-Ton credit card                                  47%         48%         50%
Visa, Mastercard, American Express*                  25          23          22
Cash or check                                        28          29          28
                                                    ---         ---         ---
Total                                               100%        100%        100%
                                                    ===         ===         ===

         *The Company ceased accepting American Express in 1998.

         During 1999, we issued 311,000 Bon-Ton credit cards for newly opened accounts.

         Sales on The Bon-Ton's proprietary credit card represent a significant portion of our business. Deterioration in the quality of these accounts receivable because customers fail to pay on time or at all, or any adverse changes in laws regulating the granting or servicing of credit, could have a material adverse effect on our business and financial condition.

COMPETITION

         We face competition for customers from traditional department stores such as those operated by J. C. Penney Company, Inc., Federated Department Stores Inc., The May Department Stores Company, Kohl's Corporation and Sears, Roebuck and Co., from regional department stores such as Boscov's Department Store, Inc., and from specialty stores and catalogue and internet retailers. In a number of our markets, we compete with national department store chains which are better established and in other markets, we face potential competition from national chains that have not yet entered such markets. In all markets, we generally compete for customers with department stores offering moderately priced goods. Many of our competitors have substantially greater financial and other resources than The Bon-Ton, and some of our competitors have greater leverage with vendors, which may allow such competitors to obtain merchandise more easily or on better terms. In several of our markets, we compete with department stores which have a larger store or a better location in the market.

         We believe we compare favorably with our competitors with respect to quality, depth and breadth of merchandise, prices for comparable quality merchandise, customer service and store environment. We also believe our knowledge of secondary markets, developed over many years of operation, and our focus on secondary markets as our primary area of operation, give us a competitive advantage.

ASSOCIATES

         As of January 29, 2000, we had approximately 3,800 full-time and 5,900 part-time associates. We also employ additional part-time associates during peak periods. None of our associates are represented by a labor union. We believe that our relationship with our associates is good.

ITEM 2. PROPERTIES.

         Our stores, which all operate under "The Bon-Ton" name, vary in size from approximately 33,000 to 160,000 square feet. All but four of The Bon-Ton stores are anchor tenants in shopping malls or are in, or adjacent to, strip shopping centers.

         The following table sets forth the number of stores at the beginning and end of each of the last five years:

Fiscal Year                           1999     1998      1997     1996      1995
-----------                           ----     ----      ----     ----      ----
Number of stores:
     Beginning of year                 65       64        64       68        69
     Additions                          7        2         0        1         4
     Closings                           0       (1)        0       (5)       (5)
                                       --       --        --       --        --
     End of year                       72       65        64       64        68


         We plan to maintain our growth by expanding and upgrading existing stores and by opening new stores. In addition, we will consider acquisitions of department store companies or their real estate assets if and when such opportunities arise. Our market positioning strategy has been to locate new stores or acquire existing companies or their stores in secondary markets generally within or contiguous to existing areas of operations.

         In April 1999, we opened a store in the Glens Falls, New York market (80,300 square feet), in August 1999, a store in Pottstown, Pennsylvania (88,300 square feet), and in September 1999, stores in Hamden, Connecticut (58,900 square feet), Brick, New Jersey (53,500 square feet) and Red Bank, New Jersey (33,300 square feet). In November 1999, we opened stores in South Burlington, Vermont (60,000 square feet) and in Concord, New Hampshire (87,700 square feet).

         The following table provides certain information regarding our store properties:

                                                              APPROXIMATE
                                                                SQUARE        YEAR OPENED
 MARKET                   LOCATION                              FOOTAGE       OR ACQUIRED
 ------                   --------                              -------       -----------

 PENNSYLVANIA

    Allentown             South Mall                            101,800          1994
    Bethlehem             Westgate Mall                         102,000          1994
    Bloomsburg            Columbia Mall                          46,100          1988
    Butler                Clearview Mall                        100,800          1982
    Carlisle              Carlisle Plaza Mall                    59,900          1977
    Chambersburg          Chambersburg Mall                      55,600          1985
    Doylestown            Doylestown Shopping Center             55,500          1994
    Easton                Palmer Park Mall                      115,100          1994
    Greensburg            Westmoreland Mall                     100,000          1987
    Hanover               North Hanover Mall                     67,600          1971
    Harrisburg            Camp Hill (Free Standing)             145,200          1987
                          Colonial Park Shopping Center         136,500          1987
    Indiana               Indiana Mall                           60,400          1979
    Johnstown             The Galleria                           80,900          1992
    Lancaster             Park City Center                      144,800          1992
    Lebanon               Lebanon Plaza Mall                     53,700          1994

                                                              APPROXIMATE
                                                                SQUARE        YEAR OPENED
 MARKET                   LOCATION                              FOOTAGE       OR ACQUIRED
 ------                   --------                              -------       -----------
    Lewistown             Central Business District              46,700          1972
    Oil City              Cranberry Mall                         45,200          1982
    Pottstown             Coventry Mall                          88,300          1999
    Pottsville            Schuylkill Mall                        61,100          1987
    Quakertown            Richland Mall                          88,100          1994
    Reading               Berkshire Mall                        159,400          1987
    Scranton              Keyser Oak Plaza                       57,600          1980
    State College         Nittany Mall                           70,200          1994
    Stroudsburg           Stroud Mall                            87,000          1994
    Sunbury               Susquehanna Valley Mall                90,000          1978
    Trexlertown           Trexler Mall                           54,000          1994
    Uniontown             Uniontown Mall                         71,000          1976
    Warren                Warren Mall                            50,000          1980
    Washington            Crown Washington Center                78,100          1987
    Williamsport          Lycoming Mall                          60,900          1986
    Wilkes-Barre          Midway Shopping Center                 66,000          1987
                          Wyoming Valley Mall                   159,500          1987
    York                  York Galleria                         132,000          1989
                          Queensgate Shopping Center             85,100          1962
                          West Manchester Mall                   80,200          1981

 NEW YORK

    Binghamton            Oakdale Mall                           80,000          1981
    Buffalo               Northtown Plaza                       100,800          1994
                          Walden Galleria                       150,000          1994
                          Eastern Hills Mall                    151,200          1994
                          McKinley Mall                          97,200          1994
                          Sheridan/Delaware Plaza               124,100          1994
                          Southgate Plaza                       100,500          1994
    Elmira                Arnot Mall                             74,800          1995
    Glens Falls           Aviation Mall                          80,300          1999
    Ithaca                Pyramid Mall                           52,400          1991
    Jamestown             Chautauqua Mall                        59,900          1998
    Lockport              Lockport Mall                          82,000          1994
    Massena               St. Lawrence Centre                    51,000          1994
    Niagara Falls         Summit Park Mall                       88,100          1994
    Olean                 Olean Mall                             73,000          1994
    Rochester             Greece Ridge Center                   144,600          1996
                          The Marketplace Mall                  100,000          1995
                          Irondequoit Mall                      102,600          1995
                          Eastview Mall                         120,600          1995
    Saratoga Springs      Wilton Mall                            71,700          1993
    Syracuse              Carousel Center                        80,000          1994
                          Camillus Mall                          64,700          1994
                          Great Northern Mall                    98,400          1994
                          Shoppingtown Mall                      70,100          1994
    Watertown             Salmon Run Mall                        50,200          1992


 MARYLAND

    Cumberland            Country Club Mall                      60,900          1981
    Frederick             Frederick Towne Mall                   77,900          1972
    Hagerstown            Valley Mall                           126,000          1974

                                                              APPROXIMATE
                                                                SQUARE        YEAR OPENED
 MARKET                   LOCATION                              FOOTAGE       OR ACQUIRED
 ------                   --------                              -------       -----------
 NEW JERSEY

    Brick                 Brick Plaza                          53,500              1999
    Phillipsburg          Phillipsburg Mall                    65,000              1994
    Red Bank              Central Business District            33,300              1999

 WEST VIRGINIA

    Martinsburg           Martinsburg Mall                     65,800              1994

 CONNECTICUT

    Hamden                Hamden Mart                          58,900              1999

 MASSACHUSETTS

    Westfield             Westfield Shops                      50,600              1998

 NEW HAMPSHIRE

    Concord               Steeplegate Mall                     87,700              1999

 VERMONT

    S. Burlington         University Mall                      60,000              1999

         We lease 64 of our stores and own eight stores, three of which are subject to ground leases. We lease a total of 171,000 square feet for our executive and administrative offices in York, Pennsylvania, lease the land (but own the building) for our 143,700 square foot distribution center in York, Pennsylvania, and lease our 326,000 square foot distribution center in Allentown, Pennsylvania.

ITEM 3. LEGAL PROCEEDINGS.

         The Bon-Ton has been named, together with other department stores and Nine West Group, Inc., a defendant in a number of antitrust class action lawsuits filed in February 1999, which have been consolidated in the United States District Court for the Southern District of New York. These lawsuits allege that the defendants engaged in conduct in violation of the antitrust laws relating to the sale of shoes manufactured by Nine West, and seek unspecified damages against all defendants. We and our counsel believe these claims are without merit and intend to vigorously defend these lawsuits.

         Nine West recently announced it entered into a settlement with the Attorneys General of the states, territories and possessions of the United States and with the Federal Trade Commission. The agreement, which must be approved by the Court, settles price-fixing claims against Nine West and its alleged co-conspirators. We and our counsel believe that the settlement agreement, if approved, may completely resolve and extinguish the claims asserted in the private class action against The Bon-Ton and the other department store defendants.

         We are party to other legal proceedings and claims which arise during the ordinary course of business. We do not expect the ultimate outcome of all such litigation and claims to have a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM A. EXECUTIVE OFFICERS OF THE COMPANY.

         The Executive Officers of the Company are:

NAME                               AGE    POSITION
----                               ---    --------
Heywood Wilansky                   52     President and Chief Executive Officer and Director

M. Thomas ("Tim") Grumbacher       60     Chairman of the Board and Director

Michael L. Gleim                   57     Vice Chairman and Chief Operating Officer and Director

Frank Tworecke                     53     Vice Chairman and Chief Merchandising Officer and Director

James H. Baireuther                53     Executive Vice President and Chief Financial Officer

Jack Boonshaft                     57     Senior Vice President - Stores

H. Stephen Evans                   50     Senior Vice President - Real Estate, Legal and Governmental
                                          Affairs

Steven D. Goldsmith                33     Senior Vice President - General Merchandise Manager

William T. Harmon                  45     Senior Vice President - Sales Promotion, Marketing and Strategic
                                          Planning

Gary Kellman                       57     Senior Vice President - General Merchandise Manager

Douglas Lamm                       53     Senior Vice President - General Merchandise Manager

Patrick J. McIntyre                55     Senior Vice President - Chief Information Officer

Ryan J. Sattler                    55     Senior Vice President - Operations

Stephen M. Sloane                  53     Senior Vice President - General Merchandise Manager

Stephanie Stough                   48     Senior Vice President - Merchandise Planning and Control

Thomas R. Tortoriello              58     Senior Vice President - Human Resources

         Mr. Wilansky joined us in August 1995 as President and Chief Executive Officer and a Director. Prior to that, Mr. Wilansky was employed by May Department Stores for more than 19 years. From 1992 to August 1995, he was President and Chief Executive Officer of the Foley's division of May, and from 1991 to 1992, he was President and Chief Executive Officer of the Filene's division of May. Prior to that, he was with the Hecht's and Lord & Taylor divisions of May.

         Mr. Tworecke joined the Company in November 1999 as Vice Chairman and Chief Merchandising Officer and a Director. From January 1996 until November 1999, he was President and Chief Operating officer of Jos. A. Bank Clothiers, and from August 1994 to December 1995, he was President of Merry-Go-Round Enterprises, Inc.

         Mr. Baireuther was elected Senior Vice President and Chief Financial Officer in June 1996 and appointed Executive Vice President and Chief Financial Officer in January 2000. From September 1994 until June 1996, he was Senior Vice President - Chief Financial Officer at DAC Vision, a manufacturer and distributor of optical supplies. From 1989 to 1994, he was Executive Vice President - Chief Financial Officer for Eye Care Centers of America, a retail optical superstore chain and wholly-owned subsidiary of Sears. From 1969 to 1989, Mr. Baireuther held a variety of positions with Sears including Director of Mergers and Acquisitions, Manager of Corporate Financial Analysis and Controller.

         Mr. Boonshaft joined us in January 1996 as Vice President - Stores' Merchandising and was named Senior Vice President - Stores in February 1998. Prior to that, Mr. Boonshaft was with the Hecht's division of May, where his last position was Regional Vice President - Stores from 1986 to 1995.

         Mr. Goldsmith was appointed Divisional Vice President - Divisional Merchandise Manager in February 1997 and was named Senior Vice President - General Merchandise Manager in March 1999. From November 1992 to February 1997, Mr. Goldsmith was with the Foley's division of May, where he held various positions, including buyer and Director of Merchandising Analysis.

         Mr. Harmon joined the Company as Senior Vice President - Sales Promotion, Marketing and Strategic Planning in June 1997. From 1989 to 1997, Mr. Harmon was with May, serving as Senior Vice President - Merchandise Planning of Foley's from November 1994 to June 1997, Vice President - Merchandise Planning of Foley's from December 1992 to October 1994, and Vice President - Assistant to the President of Filene's from June 1989 to December 1992. Prior to that, he was employed by McKinsey & Company for seven years.

         Mr. Kellman became Senior Vice President - General Merchandise Manager in August 1999. From November 1996 to April 1999, he was Executive Vice President of Today's Man, Inc., and from March 1989 to June 1996 he was Senior Vice President - Merchandising at Lord & Taylor.

         Mr. Lamm was elected Senior Vice President - General Merchandise Manager in October 1995, appointed Executive Vice President - Softlines Merchandise in February 1998, and appointed Senior Vice President - General Merchandise Manager in January 2000. He owned a chain of women's large size apparel boutiques from 1988 to 1995, and from 1984 to 1988 was Senior Vice President and General

Merchandise Manager of Venture Stores, Inc. in St. Louis.

         Mr. McIntyre joined us as Senior Vice President - Chief Information Officer in June 1997. From 1988 to June 1997, Mr. McIntyre was Senior Vice President - Chief Information Officer for the Cato Corporation, a women's specialty retailer. Prior to that, he held similar positions with the Higbee Company and Burdine's Department Store.

         Mr. Sloane joined the Company as Senior Vice President - General Merchandise Manager in February 1997. From December 1995 until February 1997, he was Vice President - General Merchandise Manager at Dick's Clothing & Sporting Goods, and from July 1995 until December 1995 he was Vice President - General Merchandise Manager at McRae's Department Stores. Prior to that, Mr. Sloane was with May for over 17 years, having most recently served as Vice
President - Merchandising at Foley's.

         Mr. Tortoriello joined the Company in June 1998 as Senior Vice President - Human Resources. From April 1995 until he joined the Company, Mr. Tortoriello was Vice President - Organization Development at the Handleman Company, a distributor to retailers, and from January 1993 to June 1994 he was Senior Vice President, Human Resources at Office Max.

         Messrs. Grumbacher, Gleim, Evans, Sattler and Ms. Stough have been executive officers of The Bon-Ton for more than five years.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         The Common Stock is traded on the Nasdaq Stock Market (symbol: BONT). There is no established public trading market for the Class A Common Stock. The Class A Common Stock is convertible on a share for share basis into Common Stock. The following table sets forth the range of the sales price of the Common Stock as furnished by Nasdaq:

                                             1999
                                    -----------------------
                                      HIGH            LOW
                                      ----            ---

          1st Quarter               $ 8.125        $ 4.500
          2nd Quarter                 6.719          5.438
          3rd Quarter                 5.688          3.625
          4th Quarter                 6.375          3.438

                                             1998
                                   -----------------------
                                     HIGH            LOW
                                     ----            ---

          1st Quarter              $ 18.000       $ 13.750
          2nd Quarter                17.625         11.250
          3rd Quarter                14.000          6.000
          4th Quarter                 9.250          6.000

         On March 24, 2000, there were approximately 322 shareholders of record of Common Stock and five shareholders of record of Class A Common Stock.

         We have not paid cash dividends since our initial public offering in September 1991 and do not anticipate paying any cash dividends in the foreseeable future. The Company intends to retain its earnings, if any, for the operation and expansion of the business. The payment and rate of future dividends, if any, are subject to the discretion of the Board of Directors and will depend upon earnings, financial condition, capital requirements, contractual restrictions under current indebtedness and other factors. Our revolving credit agreement contains restrictions on our ability to pay dividends and make other distributions.


ITEM 6. SELECTED FINANCIAL DATA.

         Item 6 is hereby incorporated by reference to the material under "Selected Consolidated Financial and Operating Data" on page 20 of our Annual Report, attached hereto as Exhibit 13.1.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Item 7 is hereby incorporated by reference to the material under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 21 through 25 of our Annual Report, attached hereto as
Exhibit 13.2.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Item 7A is hereby incorporated by reference to the material under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 21 through 25 of our Annual Report, attached hereto as
Exhibit 13.2.


ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Item 8 is hereby incorporated by reference to the Report of Independent Public Accountants, Consolidated Financial Statements and Notes thereto on pages 26 through 43 of our Annual Report, attached hereto as Exhibit 13.3.


ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I as Item A, in accordance with General Instruction G(3) to Form 10-K. The remainder of the information called for by this Item will be contained in our Proxy Statement and is hereby incorporated by reference thereto.


ITEM 11. EXECUTIVE COMPENSATION.

         The information called for by this Item will be contained in our Proxy Statement and is hereby incorporated by reference thereto (other than the information called for by Item 402(i), (k) and (l) of Regulation S-K, which is not incorporated herein by reference).


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information called for by this Item will be contained in our Proxy Statement and is hereby incorporated by reference thereto.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information called for by this Item will be contained in our Proxy Statement and is hereby incorporated by reference thereto.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as part of this report:

     1.        Consolidated Financial Statements -- See Item 8 above.

     2. Consolidated Financial Statement Schedules -- See the Index to Consolidated Financial Statement Schedules on page F-1.

     3. The Securities and Exchange Commission allows us to "incorporate by reference" information into this Form 10-K, which means we can disclose important information by referring to another document filed with the Commission. The following are exhibits to this Form 10-K and, if incorporated by reference, we have indicated the document previously filed with the Commission in which the exhibit was included.

  EXHIBIT         DESCRIPTION                                             DOCUMENT IF INCORPORATED BY REFERENCE
      NO.

      3.1         Articles of Incorporation                               Exhibit 3.1 to the Report on Form 8-B, File No.
                                                                          0-19517 ("Form 8-B")

      3.2         Bylaws                                                  Exhibit 3.2 to Form 8-B

     10.1         Shareholder's Agreement by and among the                Exhibit 10.3 to Amendment No. 2 to the Registration
                  Company and the shareholders named therein              Statement on Form S-1, File No. 33-42142 ("1991
                                                                          Form S-1")

*    10.2   (a)   Employment Agreement with Heywood Wilansky              Exhibit 99 to the Report on Form 8-K dated March 26,
                                                                          1998

*           (b)   The Bon-Ton Stores, Inc. Supplemental                   Exhibit 10.2(b) to the Registration Statement on Form
                  Executive Retirement Plan for Heywood Wilansky          S-1, File No. 333-48811 ("1998 Form S-1")

*           (c)   The Bon-Ton Stores, Inc. Five Year Cash Bonus           Exhibit 10.2(c) to 1998 Form S-1
                  Plan for Heywood Wilansky

*           (d)   The Bon-Ton Stores, Inc. Performance Based Stock        Exhibit 4 to the Registration Statement on Form S-8,
                  Incentive Plan for Heywood Wilansky                     File No. 333-58591

*    10.3   (a)   Employment Agreement with Michael L. Gleim              Exhibit 10.4 to Form 8-B

*           (b)   First Amendment to Employment Agreement                 Exhibit 10.1 to the Quarterly Report on Form 10-Q for
                  with Michael L. Gleim                                   the quarter ended October 31, 1998

*           (c)   Second Amendment to Employment Agreement with Michael
                  L. Gleim

*    10.4         Employment Agreement with Frank Tworecke                Exhibit 10.2 to the Quarterly Report on Form 10-Q for
                                                                          the quarter ended October 30, 1999

*    10.5         Form of severance agreement with certain executive      Exhibit 10.14 to Form 8-B
                  officers

*    10.6         Supplemental Retirement Plan for James H. Baireuther

*    10.7   (a)   Amended and Restated 1991 Stock Option and              Exhibit 4.1 to the Registration Statement on Form S-8,
                  Restricted Stock Plan                                   File No. 333-36633

*           (b)   Phantom Equity Replacement Stock Option Plan            Exhibit 10.18 to 1991 Form S-1

     10.8         Ground Leases for distribution center located in        Exhibit 10.12 to 1991 Form S-1
                  York, Pennsylvania between the Company and M.
                  Thomas Grumbacher, as amended

     10.9         Ground Lease for York Galleria store, York,             Exhibit 10.14 to 1991 Form S-1
                  Pennsylvania between the Company and MBM Land
                  Associates Limited Partnership

    10.10   (a)   Sublease of Oil City, Pennsylvania store between        Exhibit 10.16 to 1991 Form S-1
                  the Company and M. Thomas Grumbacher

            (b)   First Amendment to Oil City, Pennsylvania sublease      Exhibit 10.22 to Amendment No. 1 to 1991 Form S-1

            (c)   Corporate Guarantee with respect to Oil City,           Exhibit 10.26 to Amendment No. 1 to 1991 Form S-1
                  Pennsylvania lease

*   10.11         The Company's Profit Sharing/Retirement Savings         Exhibit 10.24 to the Annual Report on Form 10-K for the
                  Plan, amended and restated as of July 1, 1994           fiscal year ended January 28, 1995

    10.12   (a)   Amended and Restated Receivables Purchase Agreement     Exhibit 10.16(a) to Amendment No. 2 to 1998 Form S-1
                  dated as of January 12, 1995 among The Bon-Ton
                  Receivables Corp., The Bon-Ton Receivables
                  Partnership, L.P., Falcon Asset Securitization
                  Corporation, The First National Bank of Chicago, and
                  the other financial institutions party thereto

            (b)   Amendment dated as of June 30, 1995 to Amended and      Exhibit 10.16(b) to Amendment No. 1 to 1998 Form S-1
                  Restated Receivables Purchase Agreement

            (c)   Amendment dated as of October 29, 1999 to Amended and   Exhibit 10.1 to the Quarterly Report on Form 10-Q for
                  Restated Receivables Purchase Agreement                 the quarter ended October 30, 1999

*   10.13         Management Incentive Plan and Addendum to Management    Exhibit 10.13 to the Annual Report on Form 10-K for the
                  Incentive Plan                                          fiscal year ended February 1, 1997 ("1996 Form 10-K")

*   10.14         The Bon-Ton Stores, Inc. Long-Term Incentive Plan For   Exhibit 10.14 to 1996 Form 10-K
                  Principals

    10.15   (a)   Credit Agreement dated as of April 15, 1997 among the   Exhibit 10.1 to the Quarterly Report on Form 10-Q for
                  Company, Adam, Meldrum & Anderson Co., Inc., and The    the quarter ended May 3, 1997
                  Bon-Ton Stores of Lancaster, Inc., the Other Credit
                  Parties Signatory thereto, the Lenders Signatory
                  thereto from time to time, the First National Bank of
                  Boston and General Electric Capital Corporation

            (b)   First Amendment to Credit Agreement                     Exhibit 10.3(b) to 1998 Form S-1

            (c)   Second Amendment to Credit Agreement                    Exhibit 10.3(c) to 1998 Form S-1

            (d)   Third Amendment to Credit Agreement                     Exhibit 10.3(d) to 1998 Form S-1

            (e)   Fourth Amendment to Credit Agreement                    Exhibit 10.2 to the Quarterly Report on Form 10-Q for
                                                                          the quarter ended October 31, 1998

            (f)   Fifth Amendment to Credit Agreement                     Exhibit 10.14(f) to the Annual Report on Form 10-K for
                                                                          the fiscal year ended January 30, 1999
            (g)   Sixth Amendment to Credit Agreement

     13.1         Page 20 of the Annual Report.

     13.2         Pages 21 through 25 of the Annual Report.

     13.3         Pages 26 through 43 of the Annual Report.

      21.         Subsidiaries of The Bon-Ton.

      23.         Consent of Arthur Andersen LLP.

      27.         Financial Data Schedule - Year ended January 29, 2000

      (b)         Reports on Form 8-K filed during the fourth quarter.

                             None

------------------------------
* Constitutes a management contract or compensatory plan or arrangement.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

                                                THE BON-TON STORES, INC.

Dated:      April 14, 2000                  By: /s/ Heywood Wilansky
                                                ---------------------------
                                                 Heywood Wilansky
                                                 President and
                                                 Chief Executive Officer

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


     Signature                                       Capacity                             Date
     ---------                                       --------                             ----

     /s/ Heywood Wilansky                            President, Chief Executive           April 14, 2000
     --------------------------------------          Officer and Director
     Heywood Wilansky                                (principal executive officer)


     /s/ M. Thomas Grumbacher                        Chairman of the Board                April 14, 2000
     --------------------------------------          and Director
     M. Thomas Grumbacher


     /s/ Samuel J. Gerson                            Director                             April 14, 2000
     --------------------------------------
     Samuel J. Gerson


     /s/ Michael L. Gleim                            Vice Chairman, Chief                 April 14, 2000
     --------------------------------------          Operating Officer
     Michael L. Gleim                                and Director


     /s/ Lawrence J. Ring                            Director                             April 14, 2000
     --------------------------------------
     Lawrence J. Ring


     /s/ Robert C. Siegel                            Director                             April 14, 2000
     ------------------------------------
     Robert C. Siegel


     /s/ Leon D. Starr                               Director                             April 14, 2000
     --------------------------------------
     Leon D. Starr


     /s/ Frank Tworecke                              Vice Chairman, Chief                 April 14, 2000
     --------------------------------------          Merchandising Officer
     Frank Tworecke                                  and Director


     /s/ Leon F. Winbigler                           Director                             April 14, 2000
     --------------------------------------
     Leon F. Winbigler


     /s/ Thomas W. Wolf                              Director                             April 14, 2000
     --------------------------------------
     Thomas W. Wolf

     /s/ James H. Baireuther                         Executive Vice President             April 14,  2000
     --------------------------------------          and Chief Financial Officer
     James H. Baireuther                             (principal financial and
                                                     accounting officer)

               INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULE



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ..............................    F-2


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS .......................    F-3

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Bon-Ton Stores, Inc.:

         We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in The Bon-Ton Stores, Inc.'s annual report incorporated by reference in this Form 10-K and have issued our report thereon dated March 3, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                             /s/ Arthur Andersen LLP

Philadelphia, PA
March 3, 2000

                 SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

                    THE BON-TON STORES, INC. AND SUBSIDIARIES

COLUMN A                               COLUMN B            COLUMN C          COLUMN D         COLUMN E             COLUMN F
--------                               --------            --------          --------         --------             --------

                                      BALANCE AT          CHARGED TO                                              BALANCE AT
                                       BEGINNING            COSTS             OTHER                                 END OF
CLASSIFICATION                        OF  PERIOD          & EXPENSES         INCREASE         DEDUCTIONS            PERIOD
--------------                        ----------          ----------         --------         ----------          ----------
Year ended January 31, 1998:
Allowance for doubtful
     accounts....................     $ 2,769,000       $  3,549,000 (1)      $   ---       $ (4,341,000)(2)     $ 1,977,000

Reserve for store closing........     $ 6,984,000       $        ---          $   ---       $ (1,513,000)(3)     $ 5,471,000

Year ended January 30, 1999:
Allowance for doubtful
     accounts....................     $ 1,977,000       $  8,851,000 (1)      $   ---       $ (7,136,000)(2)     $ 3,692,000

Reserve for store closing........     $ 5,471,000       $        ---          $   ---       $ (2,663,000)(3)     $ 2,808,000

Year ended January 29, 2000:
Allowance for doubtful
     accounts....................     $ 3,692,000       $  7,038,000 (1)      $   ---       $ (7,563,000)(2)     $ 3,167,000

Reserve for store closing........     $ 2,808,000       $ (2,492,000)(4)      $   ---       $    (86,000)(3)     $   230,000

-------------------
NOTES:
(1)  Provision for loss on credit sales.
(2)  Uncollectible accounts, written off, net of recoveries.
(3)  Store closing expenses, net of monies received from asset liquidation.
(4)  Restructuring income, relating to the lease termination as discussed in
     Note 16 of the financial statements.

                                  EXHIBIT INDEX


Exhibit                    Description
-------                    -----------

10.3(c)       Second Amendment to Employment Agreement with Michael L. Gleim.


10.6          Supplemental Retirement Plan for James H. Baireuther.


10.15(g)      Sixth Amendment to Credit Agreement.


13.1          Page 20 of the Company's Annual Report.


13.2          Pages 21 through 25 of the Company's Annual Report.


13.3          Pages 26 through 43 of the Company's Annual Report.


21.           Subsidiaries of the Registrant


23.           Consent of Arthur Andersen LLP


27.           Financial Data Schedule - Year Ended January 29, 2000