Form 10-Q
period 2000-04-29
BON TON STORES INC
filed 2000-06-09
CIK 878079

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


     For the Quarter ended April 29, 2000             Commission File Number
                                                              0-19517


                            THE BON-TON STORES, INC.
                             2801 EAST MARKET STREET
                            YORK, PENNSYLVANIA 17402
                                 (717) 757-7660


     INCORPORATED IN PENNSYLVANIA                      IRS NO. 23-2835229






         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of May 26, 2000 there were 12,264,597 shares of Common Stock, $0.01 par value, and 2,989,853 shares of Class A Common Stock, $0.01 par value, outstanding.

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                                      April 29,      January 29,
(In thousands except share and per share data)                                                          2000            2000
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                     (Unaudited)
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                                                       $  13,105       $  10,807
      Trade and other accounts receivable, net of allowance for doubtful accounts
         of $2,454 and $3,167 at April 29, 2000 and January 29, 2000, respectively                       23,915          27,782
      Merchandise inventories                                                                           217,956         203,489
      Prepaid expenses and other current assets                                                          13,347          12,371
      Deferred income taxes                                                                                 648           1,926
                                                                                                      -------------------------
           Total current assets                                                                         268,971         256,375
                                                                                                      -------------------------

PROPERTY, FIXTURES AND EQUIPMENT AT COST,
      less accumulated depreciation and amortization                                                    143,301         144,715
OTHER ASSETS                                                                                             16,397          16,402
                                                                                                      -------------------------
           TOTAL ASSETS                                                                               $ 428,669       $ 417,492
                                                                                                      =========================


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                                                                $  65,090       $  67,353
      Accrued payroll and benefits                                                                        6,475          10,016
      Accrued expenses                                                                                   20,164          26,262
      Current portion of long-term debt                                                                     695             682
      Current portion of obligations under capital leases                                                   451             442
      Income taxes payable                                                                                   --           9,832
                                                                                                      -------------------------
           Total current liabilities                                                                     92,875         114,587
                                                                                                      -------------------------

LONG-TERM DEBT, LESS CURRENT MATURITIES                                                                 143,973         106,247
OBLIGATIONS UNDER CAPITAL LEASES, LESS CURRENT MATURITIES                                                 1,315           1,431
DEFERRED INCOME TAXES                                                                                     1,567           1,362
OTHER LONG-TERM LIABILITIES                                                                               3,117           3,174
                                                                                                      -------------------------
           TOTAL LIABILITIES                                                                            242,847         226,801
                                                                                                      -------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
      Common Stock - authorized 40,000,000 shares at $0.01 par value; issued and outstanding
        shares of 12,264,597 and 12,276,860 at April 29, 2000 and January 29, 2000, respectively            123             123
      Class A Common Stock - authorized 20,000,000 shares at $0.01 par value; issued
         and outstanding shares of 2,989,853 at April 29, 2000 and January 29, 2000                          30              30
      Additional paid-in-capital                                                                        108,020         108,083
      Deferred compensation                                                                              (1,876)         (2,172)
      Retained earnings                                                                                  79,525          84,627
                                                                                                      -------------------------
           Total shareholders' equity                                                                   185,822         190,691
                                                                                                      -------------------------
           Total liabilities and shareholders' equity                                                 $ 428,669       $ 417,492
                                                                                                      =========================


  The accompanying notes are an integral part of these consolidated statements.

                             THE BON-TON STORES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                        THIRTEEN
                                                                       WEEKS ENDED
                                                                -------------------------
(In thousands except per share data)                             April 29,        May 1,
(Unaudited)                                                        2000            1999
-----------------------------------------------------------------------------------------
NET SALES                                                       $ 152,135       $ 142,399
OTHER INCOME, NET                                                     572             517
                                                                -------------------------
                                                                  152,707         142,916
                                                                -------------------------
COSTS AND EXPENSES:
       Costs of merchandise sold                                  100,449          93,190
       Selling, general and administrative                         54,025          48,560
       Depreciation and amortization                                4,121           3,256
                                                                -------------------------
LOSS FROM OPERATIONS                                               (5,888)         (2,090)
INTEREST EXPENSE, NET                                               2,339           1,920
                                                                -------------------------
LOSS BEFORE INCOME TAXES                                           (8,227)         (4,010)
INCOME TAX BENEFIT                                                 (3,127)         (1,524)
                                                                -------------------------
LOSS BEFORE EXTRAORDINARY ITEM                                     (5,100)         (2,486)
EXTRAORDINARY ITEM - loss on early extinguishment of debt,
                     net of income tax benefit of $232                 --            (378)
                                                                -------------------------
NET LOSS                                                        $  (5,100)      $  (2,864)
                                                                =========================


PER SHARE AMOUNTS:
BASIC:
       Loss before extraordinary item                           $   (0.34)      $   (0.17)
       Effect of extraordinary item                                    --           (0.02)
                                                                -------------------------
       Net loss                                                 $   (0.34)      $   (0.19)
                                                                =========================

BASIC SHARES OUTSTANDING                                           14,802          14,703


DILUTED:
       Loss before extraordinary item                           $   (0.34)      $   (0.17)
       Effect of extraordinary item                                    --           (0.02)
                                                                -------------------------
       Net loss                                                 $   (0.34)      $   (0.19)
                                                                =========================

DILUTED SHARES OUTSTANDING                                         14,802          14,703


  The accompanying notes are an integral part of these consolidated statements

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                     THIRTEEN
                                                                                    WEEKS ENDED
                                                                              -----------------------
(In thousands)                                                                April 29,       May 1,
(Unaudited)                                                                     2000           1999
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $ (5,100)      $ (2,864)
Adjustments to reconcile net loss to net cash used in
   operating activities:
       Depreciation and amortization                                             4,121          3,256
       Changes in operating assets and liabilities, net                        (25,857)       (30,039)
                                                                              -----------------------
                    Net cash used in operating activities                     $(26,836)      $(29,647)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures, net                                                (2,499)        (9,252)
       Proceeds from sale of property, fixtures and equipment                       --             28
       Proceeds from sale of accounts receivable, net                           (6,000)        (3,000)
       Payment for the acquisition of business, net of cash received                --         (2,192)
                                                                              -----------------------
                    Net cash used in investing activities                       (8,499)       (14,416)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on long-term debt and capital lease obligations                (59,518)       (51,713)
       Proceeds from issuance of long-term debt                                 97,150         95,300
       Exercised stock options                                                       1              6
                                                                              -----------------------
                    Net cash provided by financing activities                   37,633         43,593

                    Net increase (decrease) in cash and cash equivalents         2,298           (470)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                10,807         10,607

                                                                              -----------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 13,105       $ 10,137
                                                                              =======================



SUPPLEMENTAL CASH FLOW INFORMATION:
       Interest paid                                                          $  2,534       $  1,522
       Income taxes paid                                                      $  7,567       $  7,286




  The accompanying notes are an integral part of these consolidated statements

                    THE BON-TON STORES, INC. AND SUBSIDIARIES


The Bon-Ton Stores, Inc., a Pennsylvania corporation, was incorporated on January 31, 1996 as the successor of a company established on January 31, 1929 and currently operates, as one business segment, 72 retail department stores located in Pennsylvania, New York, New Jersey, Maryland, Connecticut, Massachusetts, New Hampshire, Vermont and West Virginia.

1.       BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements include accounts of The Bon-Ton Stores, Inc. and its wholly-owned subsidiaries (the "Company"). All intercompany transactions and balances have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation for interim periods have been included. The Company's business is seasonal in nature and the results of operations for the interim periods presented are not necessarily indicative of the results for the full fiscal year. It is suggested these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000 (the "1999 Annual Report").

2.       PER SHARE AMOUNTS:

The presentation of earnings per share (EPS) requires a reconciliation of the numerators and denominators used in the basic and diluted EPS calculations. The numerator, net loss, is identical in both calculations. The following table presents a reconciliation of the shares outstanding for the respective calculations for each period presented on the accompanying Consolidated Statements of Operations.


                                                       April 29,           May 1,
                                                         2000               1999
                                                     ------------       ------------
         Basic Calculation                            14,802,000         14,703,000
         Dilutive Securities ---
             Restricted Shares                                 -                  -
             Options                                           -                  -
                                                     -------------------------------
         Diluted Calculation                          14,802,000         14,703,000
                                                     -------------------------------
         Antidilutive shares and options ---
             Restricted Shares                           457,000            563,000
             Options                                   1,424,000          1,308,000


Antidilutive shares and options, consisting of restricted shares and options to purchase shares outstanding, were excluded from the computation of dilutive securities due to the Company's net loss position in the first quarter of 2000 and 1999.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES



The following table reflects the approximate dilutive securities calculated under the treasury stock method had the Company reported a profit for the first quarter of 2000 and 1999.

                                                         April 29,        May 1,
                                                           2000            1999
                                                         --------         ------
         Approximate Dilutive Securities ---
             Restricted Shares                                  -         92,000
             Options                                            -         54,000

Options to purchase shares with exercise prices greater than the average market price were excluded from the above table for the first quarter of 2000 and the first quarter of 1999 in the approximate amounts of 1,424,000 and 853,000, respectively, as they would have been antidilutive.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table summarizes the changes in selected operating indicators, illustrating the relationship of various income and expense items expressed as a percentage of net sales for each period presented:

                                                                      THIRTEEN
                                                                     WEEKS ENDED
                                                                --------------------
                                                                April 29,     May 1,
                                                                  2000         1999
------------------------------------------------------------------------------------
NET SALES                                                        100.0%       100.0%
OTHER INCOME, NET                                                  0.4          0.4
                                                                 ------------------
                                                                 100.4        100.4
                                                                 ------------------
COSTS AND EXPENSES:
      Costs of merchandise sold                                   66.0         65.4
      Selling, general and administrative                         35.5         34.1
      Depreciation and amortization                                2.7          2.3
                                                                 ------------------
LOSS FROM OPERATIONS                                              (3.9)        (1.5)
INTEREST EXPENSE, NET                                              1.5          1.3
                                                                 ------------------
LOSS BEFORE INCOME TAXES                                          (5.4)        (2.8)
INCOME TAX BENEFIT                                                (2.1)        (1.1)
                                                                 ------------------
LOSS BEFORE EXTRAORDINARY ITEM                                    (3.4)        (1.7)
EXTRAORDINARY ITEM - loss on early extinguishment of debt         --           (0.3)
                                                                 ------------------
NET LOSS                                                          (3.4)%       (2.0)%
                                                                 ==================


THIRTEEN WEEKS ENDED APRIL 29, 2000 COMPARED TO THIRTEEN WEEKS ENDED MAY 1, 1999

For the purposes of the following discussions, all references to "first quarter of 2000" and "first quarter of 1999" are to the Company's thirteen week period ended April 29, 2000 and May 1, 1999, respectively.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - (Continued)


NET SALES. Net sales were $152.1 million for the thirteen weeks ended April 29, 2000, an increase of 6.8% to the same period last year. Comparable store sales decreased 1.0% for the period, with coats, cosmetics, home, dresses, mens sportswear/furnishings, childrens and womens achieving sales increases during the quarter.

OTHER INCOME, NET. Net other income, which consisted mainly of income from leased departments, remained constant at 0.4% of net sales in the first quarter of 2000.

COSTS AND EXPENSES. Gross margin, in the first quarter of 2000, increased $2.5 million compared to the first quarter of 1999 reflecting the increase in sales, offset by an increase in the ratio of markdowns to sales. Gross profit as a percentage of net sales decreased 0.6 percentage points to 34.0% for the thirteen week period ended April 29, 2000 from 34.6% for the comparable period last year.

Selling, general and administrative expenses for the first quarter of 2000 were $54.0 million, or 35.5% of net sales, as compared to $48.6 million, or 34.1% of net sales, in the first quarter of 1999. The increase in the first quarter of 2000 was primarily attributable to the cost of operating six new stores, including additional payroll costs; rent expense; utilities and insurance costs, and a decrease in income from credit operations.

Depreciation and amortization increased to 2.7% of net sales in the first quarter of 2000 from 2.3% of net sales in the first quarter of 1999. The increase was primarily due to $46.5 million of fixed asset additions in fiscal 1999.

LOSS FROM OPERATIONS. The loss from operations in the first quarter of 2000 amounted to $5.9 million, or 3.9% of net sales, compared to a loss from operations of $2.1 million, or 1.5% of net sales, in the first quarter of 1999.

The Company sells receivables through its accounts receivable facility to provide additional working capital. On a pro-forma basis, if the Company had on-balance sheet financing, it would have reduced selling, general and administrative expenses by $2.2 million in the first quarter of 2000 and $1.7 million in the first quarter of 1999. The lower selling, general and administrative expenses would have been offset by a corresponding increase in interest expense for both periods. The net result of the pro-forma reclassification would reflect a loss from operations of $3.7 million in the first quarter of 2000 and loss from operations of $0.4 million for the first quarter of 1999.

INTEREST EXPENSE, NET. Net interest expense increased $0.4 million to $2.3 million, or 1.5% of net sales, in the first quarter of 2000 from $1.9 million, or 1.3% of net sales, in the first quarter of 1999. The additional interest expense was primarily attributable to increased average borrowing levels and rates.

EXTRAORDINARY ITEM. The Company amended its revolving credit facility in the first quarter of 1999. As a result of this transaction, the Company incurred an extraordinary charge of $0.4 million, net of a $0.2 million income tax benefit.

NET LOSS. The net loss in the first quarter of 2000 amounted to $5.1 million compared to a net loss of $2.9 million in the first quarter of 1999.

Due to the seasonal nature of the Company's business, the results for the current period are not necessarily indicative of the results that may be achieved for the full fiscal year of 2000.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (continued)




LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital requirements are currently met through a combination of cash, borrowings under its revolving credit facility and proceeds from its accounts receivable facility. The following table summarizes material measures of the Company's liquidity and capital resources:

                                                        April 29,       May 1,
         (Dollars in millions)                             2000          1999
         ---------------------------------------------------------------------
         Working capital                                 $ 176.1       $ 163.1

         Current ratio                                    2.90:1        2.91:1

         Funded debt to total capitalization              0.44:1        0.40:1

         Unused availability under lines of credit       $  38.6       $  51.2

For the thirteen weeks ended April 29, 2000, net cash used in operating activities amounted to $26.8 million as compared to $29.6 million for the comparable period last year. The reduction in net cash used in the first quarter of 2000 as compared to the first quarter of 1999 was primarily attributable to the smaller working capital requirements partially offset by the increase in the Company's loss. The reduced working capital requirements relates to a decrease in the cash required for accounts payable, partially offset by an increase in merchandise inventories.

Net cash used in investing activities amounted to $8.5 million in the first quarter of 2000 compared to $14.4 million for the comparable period last year. The reduction in net cash used for the thirteen week period ended April 29, 2000 primarily reflects a decrease in capital expenditures, partially offset by a reduction in the net proceeds from the sale of accounts receivable.

Net cash provided by financing activities amounted to $37.6 million for the first quarter of 2000 compared to $43.6 million for the comparable period of 1999. The decrease in cash provided by financing activities in the first quarter of 2000 was attributable to increased payments on the Company's long-term debt, partially offset by advances from the Company's revolving credit facilities.

The Company anticipates its cash flow from operations, supplemented by borrowings under its revolving credit facility and proceeds from its accounts receivable facility, will be sufficient to satisfy its operating cash requirements.

"SAFE HARBOR" STATEMENT
Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which may be identified by words such as "may," "will," "plan," "expect," "anticipate," "estimate," "project," "intend" or other similar expressions, involve important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, uncertainties affecting retail in general, such as consumer confidence and demand for soft goods; risks relating to leverage and debt service; competition within markets in which the Company's stores are located; and the need for, and costs associated with, store renovations and other capital expenditures.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not believe its interest rate risks, as described in its 1999 Annual Report, have changed materially.

PART II: OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There have been no material developments in any legal proceedings since the Company's disclosure in its 1999 Annual Report.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

         Exhibit No.       Description

         10.1              First Amendment to Employment Agreement with Heywood
                           Wilansky

         10.2              2000 Performance-Based Compensation Plan for Heywood
                           Wilansky

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





                                               THE BON-TON STORES, INC.


DATE:  June 9, 2000                         BY:   /s/  Michael L. Gleim
      -------------------                       -------------------------------
                                                  Michael  L. Gleim
                                                  Vice Chairman and
                                                  Chief Operating Officer



DATE:  June 9, 2000                         BY:   /s/  James H. Baireuther
      -------------------                       -------------------------------
                                                  James H. Baireuther
                                                  Executive Vice President and
                                                  Chief Financial Officer