Form 10-Q
period 2000-07-29
BON TON STORES INC
filed 2000-09-08
CIK 878079

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter ended July 29, 2000                       Commission File Number
                                                                 0-19517

                            THE BON-TON STORES, INC.
                             2801 EAST MARKET STREET
                            YORK, PENNSYLVANIA 17402
                                 (717) 757-7660

INCORPORATED IN PENNSYLVANIA                        IRS NO. 23-2835229
                             ----------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.    Yes X   No
                                         ---     ---

         As of August 25, 2000 there were 12,226,769 shares of Common Stock, $0.01 par value, and 2,989,853 shares of Class A Common Stock, $0.01 par value, outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                   THE BON-TON STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                July 29,         January 29,
(In thousands except share and per share data)                                                    2000              2000
----------------------------------------------                                                    ----              ----
                                                                                              (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                                      $  10,925         $  10,807
Trade and other accounts receivable, net of allowance for doubtful accounts
  of $2,853 and $3,167 at July 29, 2000 and January 29, 2000, respectively                        23,783            27,782
Merchandise inventories                                                                          208,819           203,489
Prepaid expenses and other current assets                                                         17,613            12,371
Deferred income taxes                                                                              1,474             1,926
                                                                                               ---------         ---------
    Total current assets                                                                         262,614           256,375
                                                                                               ---------         ---------

PROPERTY, FIXTURES AND EQUIPMENT AT COST,
  less accumulated depreciation and amortization                                                 143,022           144,715
OTHER ASSETS                                                                                      16,100            16,402
DEFERRED INCOME TAXES                                                                                359                --
                                                                                               ---------         ---------
    TOTAL ASSETS                                                                               $ 422,095         $ 417,492
                                                                                               =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                               $  66,859         $  67,353
Accrued payroll and benefits                                                                       7,439            10,016
Accrued expenses                                                                                  17,960            26,262
Current portion of long-term debt                                                                  6,593               682
Current portion of obligations under capital leases                                                  460               442
Income taxes payable                                                                                  --             9,832
                                                                                               ---------         ---------
    Total current liabilities                                                                     99,311           114,587
                                                                                               ---------         ---------

LONG-TERM DEBT, LESS CURRENT MATURITIES                                                          131,910           106,247
OBLIGATIONS UNDER CAPITAL LEASES, LESS CURRENT MATURITIES                                          1,197             1,431
DEFERRED INCOME TAXES                                                                                 --             1,362
OTHER LONG-TERM LIABILITIES                                                                        8,365             3,174
                                                                                               ---------         ---------
    TOTAL LIABILITIES                                                                            240,783           226,801
                                                                                               ---------         ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common Stock-authorized 40,000,000 shares at $0.01 par value; issued and outstanding
  shares of 12,226,769 and 12,276,860 at July 29, 2000 and January 29, 2000, respectively            123               123
Class A Common Stock -authorized 20,000,000 shares at $0.01 par value; issued
  and outstanding shares of 2,989,853 at July 29, 2000 and January 29, 2000                           30                30
Additional paid-in-capital                                                                       107,525           108,083
Deferred compensation                                                                               (395)           (2,172)
Retained earnings                                                                                 74,029            84,627
                                                                                               ---------         ---------
    TOTAL SHAREHOLDERS' EQUITY                                                                   181,312           190,691
                                                                                               ---------         ---------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $ 422,095         $ 417,492
                                                                                               =========         =========

 The accompanying notes are an integral part of these consolidated statements.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          THIRTEEN                           TWENTY-SIX
                                                                         WEEKS ENDED                         WEEKS ENDED
                                                                         -----------                         -----------
(In thousands except per share data)                              July 29,          July 31,          July 29,          July 31,
(Unaudited)                                                         2000              1999              2000              1999
-----------                                                         ----              ----              ----              ----
NET SALES                                                        $ 156,346         $ 149,449         $ 308,481         $ 291,848
OTHER INCOME, NET                                                      539               521             1,111             1,038
                                                                 ---------         ---------         ---------         ---------
                                                                   156,885           149,970           309,592           292,886
                                                                 ---------         ---------         ---------         ---------
COSTS AND EXPENSES:
Costs of merchandise sold                                           98,150            92,719           198,599           185,909
Selling, general and administrative                                 54,175            53,311           108,200           101,871
Depreciation and amortization                                        4,121             3,145             8,242             6,401
Unusual expense                                                      6,485                --             6,485                --
                                                                 ---------         ---------         ---------         ---------
(LOSS) INCOME FROM OPERATIONS                                       (6,046)              795           (11,934)           (1,295)
INTEREST EXPENSE, NET                                                2,821             2,048             5,160             3,968
                                                                 ---------         ---------         ---------         ---------
LOSS BEFORE INCOME TAXES                                            (8,867)           (1,253)          (17,094)           (5,263)
INCOME TAX BENEFIT                                                  (3,370)             (476)           (6,497)           (2,000)
                                                                 ---------         ---------         ---------         ---------
LOSS BEFORE EXTRAORDINARY ITEM                                      (5,497)             (777)          (10,597)           (3,263)
EXTRAORDINARY ITEM -loss on early extinguishment of debt,
  net of income tax benefit of $232                                     --                --                --              (378)
                                                                 ---------         ---------         ---------         ---------
NET LOSS                                                         $  (5,497)        $    (777)        $ (10,597)        $  (3,641)
                                                                 =========         =========         =========         =========

PER SHARE AMOUNTS:
BASIC:

Loss before extraordinary item                                   $   (0.37)        $   (0.05)        $   (0.72)        $   (0.22)
Effect of extraordinary item                                            --                --                --             (0.03)
                                                                 ---------         ---------         ---------         ---------
Net loss                                                         $   (0.37)        $   (0.05)        $   (0.72)        $   (0.25)
                                                                 =========         =========         =========         =========

BASIC SHARES OUTSTANDING                                            14,813            14,715            14,808            14,709


DILUTED:

Loss before extraordinary item                                   $   (0.37)        $   (0.05)        $   (0.72)        $   (0.22)
Effect of extraordinary item                                            --                --                --             (0.03)
                                                                 ---------         ---------         ---------         ---------
Net loss                                                         $   (0.37)        $   (0.05)        $   (0.72)        $   (0.25)
                                                                 =========         =========         =========         =========

DILUTED SHARES OUTSTANDING                                          14,813            14,715            14,808            14,709



 The accompanying notes are an integral part of these consolidated statements.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            TWENTY-SIX
                                                                            WEEKS ENDED
                                                                            -----------
(In thousands)                                                        July 29,         July 31,
(Unaudited)                                                             2000             1999
-----------                                                             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $ (10,597)        $  (3,641)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Depreciation and amortization                                            8,242             6,401
Proceeds from sale of accounts receivable, net                         (10,200)          (10,500)
Changes in operating assets and liabilities, net                       (12,560)           (9,186)
                                                                     ---------         ---------
           Net cash used in operating activities                       (25,115)          (16,926)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures, net                                               (6,132)          (18,828)
Proceeds from sale of property, fixtures and equipment                       6                28
Payment for the acquisition of business, net of cash received               --            (2,192)
                                                                     ---------         ---------
           Net cash used in investing activities                        (6,126)          (20,992)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on long-term debt and capital lease obligations              (125,942)         (123,862)
Proceeds from issuance of long-term debt                               157,300           160,300
Exercised stock options                                                      1                 6
                                                                     ---------         ---------
           Net cash provided by financing activities                    31,359            36,444

           Net increase (decrease) in cash and cash equivalents            118            (1,474)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        10,807            10,607

                                                                     ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  10,925         $   9,133
                                                                     =========         =========


SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                                        $   4,730         $   3,750
Income taxes paid                                                    $   7,596         $   7,297

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

2.       RECLASSIFICATIONS:

Certain prior year balances have been reclassified to conform with the current year presentation.

3.       PER SHARE AMOUNTS:

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

                                                 THIRTEEN                          TWENTY-SIX
                                                WEEKS ENDED                        WEEKS ENDED
                                                -----------                        -----------
                                         July 29,          July 31,         July 29,           July 31,
                                          2000              1999             2000               1999
                                          ----              ----             ----               ----
Basic Calculation                      14,813,000        14,715,000        14,808,000        14,709,000
Dilutive Securities--
  Restricted Shares                            --                --                --                --
  Options                                      --                --                --                --
                                       ----------        ----------        ----------        ----------
Diluted Calculation                    14,813,000        14,715,000        14,808,000        14,709,000
                                       ----------        ----------        ----------        ----------
Antidilutive shares and options--
  Restricted Shares                       428,000           553,000           443,000           560,000
  Options                               1,367,000         1,273,000         1,401,000         1,291,000

Antidilutive shares and options, consisting of restricted shares and options to purchase shares outstanding, were excluded from the computation of dilutive securities due to the Company's net loss position in the thirteen weeks and twenty-six weeks ended July 29, 2000 and July 31, 1999.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES

The following table reflects the approximate dilutive securities calculated under the treasury stock method had the Company reported a profit for the thirteen and twenty-six week periods ended July 29, 2000 and July 31, 1999:

                                               THIRTEEN                         TWENTY-SIX
                                              WEEKS ENDED                       WEEKS ENDED
                                              -----------                       -----------
                                       July 29,          July 31,        July 29,          July 31,
                                         2000              1999            2000              1999
                                         ----              ----            ----              ----
Approximate Dilutive Securities--
  Restricted Shares                           --           78,000               --           86,000
  Options                                     --           28,000               --           41,000

Antidilutive Options                   1,367,000        1,065,000        1,401,000          960,000


Antidilutive options, options to purchase shares with exercise prices greater than the average market price, were excluded from the above table.

4.       UNUSUAL EXPENSE:

The Company recorded $6.5 million in unusual expenses related to announcements made in June 2000. On June 9, 2000, the Company announced a workforce reduction of 187 corporate and store personnel. The workforce reduction affected 137 employees and eliminated 50 unfilled positions. Additionally, on June 27, 2000, the Company announced the early retirement of Heywood Wilansky, the Company's President and Chief Executive Officer, and the realignment and elimination of certain senior management positions. As of July 29, 2000, the remaining accrual was $6.2 million.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table summarizes the changes in selected operating indicators, illustrating the relationship of various income and expense items expressed as a percentage of net sales for each period presented:

                                                                      THIRTEEN                    TWENTY-SIX
                                                                     WEEKS ENDED                  WEEKS ENDED
                                                                     -----------                  -----------
                                                               July 29,       July 31,       July 29,       July 31,
                                                                 2000           1999           2000           1999
                                                                 ----           ----           ----           ----
NET SALES                                                        100.0%         100.0%         100.0%         100.0%
OTHER INCOME, NET                                                  0.3            0.3            0.4            0.4
                                                                 -----          -----          -----          -----
                                                                 100.3          100.3          100.4          100.4
                                                                 -----          -----          -----          -----
COSTS AND EXPENSES:
Costs of merchandise sold                                         62.8           62.0           64.4           63.7
Selling, general and administrative                               34.7           35.7           35.1           34.9
Depreciation and amortization                                      2.6            2.1            2.7            2.2
Unusual expense                                                    4.1             --            2.1             --
                                                                 -----          -----          -----          -----
(LOSS) INCOME FROM OPERATIONS                                     (3.9)           0.5           (3.9)          (0.4)
INTEREST EXPENSE, NET                                              1.8            1.3            1.7            1.4
                                                                 -----          -----          -----          -----
LOSS BEFORE INCOME TAXES                                          (5.7)          (0.8)          (5.5)          (1.8)
INCOME TAX BENEFIT                                                (2.2)          (0.3)          (2.1)          (0.7)
                                                                 -----          -----          -----          -----
LOSS BEFORE EXTRAORDINARY ITEM                                    (3.5)          (0.5)          (3.4)          (1.1)
EXTRAORDINARY ITEM - loss on early extinguishment of debt           --             --             --           (0.1)
                                                                 -----          -----          -----          -----
NET LOSS                                                          (3.5)%         (0.5)%         (3.4)%         (1.2)%
                                                                 =====          =====          =====          =====


THIRTEEN WEEKS ENDED JULY 29, 2000 COMPARED TO THIRTEEN WEEKS ENDED JULY 31,
1999

For the purposes of the following discussions, all references to "second quarter of 2000" and "second quarter of 1999" are to the Company's thirteen week period ended July 29, 2000 and July 31, 1999, respectively.

NET SALES. Net sales were $156.3 million for the thirteen weeks ended July 29, 2000, an increase of 4.6% over the same period last year. Comparable store sales decreased 2.1% for the period, with coats, womens, cosmetics, accessories, mens sportswear/furnishings, petite, childrens, intimate and home achieving sales increases during the quarter.

OTHER INCOME, NET. Net other income, which consisted mainly of income from leased departments, remained constant at 0.3% of net sales in the second quarter of 2000 compared to the second quarter of 1999.

COSTS AND EXPENSES. Gross margin in the second quarter of 2000 increased $1.5 million compared to the second quarter of 1999, reflecting the increase in sales. Gross profit as a percentage of net sales decreased 0.8 percentage points to 37.2% for the thirteen week period ended July 29, 2000 from 38.0% for the comparable period last year, primarily reflecting increased promotional activity in the form of higher markdowns.

Selling, general and administrative expenses for the second quarter of 2000 were $54.2 million, or 34.7% of net sales, as compared to $53.3 million, or 35.7% of net sales, in the second quarter of 1999. The increase

                    THE BON-TON STORES, INC. AND SUBSIDIARIES

of $0.9 million in the second quarter of 2000 was primarily attributable to the cost of operating six new stores, including additional payroll costs, rent expense, utilities and insurance costs, partially offset by a reduction in corporate expenses.

Depreciation and amortization increased to 2.6% of net sales in the second quarter of 2000 from 2.1% of net sales in the second quarter of 1999. The increase was primarily due to $46.5 million of fixed asset additions in fiscal 1999.

Unusual expense of $6.5 million was incurred in the second quarter of 2000 relating to the early retirement of Mr. Heywood Wilansky as President and Chief Executive Officer, the realignment and elimination of certain senior management positions and headcount reduction initiatives implemented by the Company.

(LOSS) INCOME FROM OPERATIONS. Loss from operations in the second quarter of 2000 amounted to $6.0 million, or 3.9% of net sales, compared to income from operations of $0.8 million, or 0.5% of net sales, in the second quarter of 1999.

The Company sells receivables through its accounts receivable facility to provide additional working capital. On a pro-forma basis, if the Company had on-balance sheet financing, it would have reduced selling, general and administrative expenses by $2.2 million in the second quarter of 2000 and $1.8 million in the second quarter of 1999. The lower selling, general and administrative expenses would have been offset by a corresponding increase in interest expense for both periods. The net result of the pro-forma reclassification would reflect a loss from operations of $3.8 million in the second quarter of 2000 and income from operations of $2.6 million for the second quarter of 1999.

INTEREST EXPENSE, NET. Net interest expense increased $773,000 to 1.8% of net sales in the second quarter of 2000 from $2.0 million, or 1.3% of net sales, in the second quarter of 1999. The additional interest expense was primarily attributable to increased average borrowing levels and rates.

NET LOSS. The net loss in the second quarter of 2000 amounted to $5.5 million compared to a net loss of $0.8 million in the second quarter of 1999.

Due to the seasonal nature of the Company's business, the results for the current period are not necessarily indicative of the results that may be achieved for the full fiscal year of 2000.

TWENTY-SIX WEEKS ENDED JULY 29, 2000 COMPARED TO TWENTY-SIX WEEKS ENDED JULY 31, 1999

For the purposes of the following discussions, all references to "2000" and "1999" are to the Company's twenty-six week period ended July 29, 2000 and July 31, 1999, respectively.

NET SALES. Net sales were $308.5 million for the twenty-six weeks ended July 29, 2000, an increase of 5.7% over the same period last year. Comparable store sales decreased 1.6% for the period, with coats, cosmetics, womens, home, childrens, mens sportswear/furnishings, petites and accessories achieving sales increases.

OTHER INCOME, NET. Net other income, which consisted mainly of income from leased departments, remained constant at 0.4% of net sales in 2000 and 1999.

COSTS AND EXPENSES. Gross margin in 2000 increased $3.9 million compared to 1999, reflecting the increase in sales, partially offset by increased promotional activity. Gross profit as a percentage of net sales

                    THE BON-TON STORES, INC. AND SUBSIDIARIES

decreased 0.7 percentage points to 35.6% for the twenty-six week period ended July 29, 2000 from 36.3% for the comparable period last year primarily reflecting the increased markdowns as a percent to sales.

Selling, general and administrative expenses for 2000 were $108.2 million, or 35.1% of net sales, as compared to $101.9 million, or 34.9% of net sales, in 1999. The increase in 2000 was primarily attributable to the costs associated with operating six new stores, including additional payroll costs, rent expense, utilities and insurance costs and a decrease in income from credit operations, partially offset by a reduction in corporate expenses.

Depreciation and amortization increased to 2.7% of net sales in 2000 from 2.2% of net sales in 1999. The increase was primarily due to the addition of $46.5 million of new assets in fiscal 1999.

Unusual expense of $6.5 million was incurred in 2000 relating to the early retirement of Mr. Heywood Wilansky as President and Chief Executive Officer, the realignment and elimination of certain senior management positions and headcount reduction initiatives implemented by the Company.

LOSS FROM OPERATIONS. Loss from operations in 2000 amounted to $11.9 million, or 3.9% of net sales, compared to a loss from operations of $1.3 million, or 0.4% of net sales, in 1999.

The Company sells receivables through its accounts receivable facility to provide additional working capital. On a pro-forma basis, if the Company had on-balance sheet financing, it would have reduced selling, general and administrative expenses by $4.4 million in 2000 and $3.5 million in 1999. The lower selling, general and administrative expenses would have been offset by a corresponding increase in interest expense for both periods. The net result of the pro-forma reclassification would reflect a loss from operations of $7.5 million in 2000 and income from operations of $2.3 million in 1999.

INTEREST EXPENSE, NET. Net interest expense increased to $5.2 million, or 1.7% of net sales, in 2000 from $4.0 million, or 1.4% of net sales, in 1999. The increase was primarily attributable to higher average borrowing levels and rates.

EXTRAORDINARY ITEM. The Company amended its revolving credit facility on April 7, 1999 (see Note 2 of the 1999 Annual Report). As a result of this transaction, the Company incurred an extraordinary charge of $0.4 million, net of a $0.2 million income tax benefit, in 1999.

NET LOSS. The net loss in 2000 amounted to $10.6 million compared to a net loss of $3.6 million in 1999.

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

The following table summarizes the Company's liquidity and capital resources:

                                                July 29,      July 31,
(Dollars in millions)                             2000          1999
---------------------                             ----          ----
Working capital                                  $163.3        $149.1

Current ratio                                    2.64:1        2.59:1

Funded debt to total capitalization              0.43:1        0.39:1

Unused availability under lines of credit        $ 23.0        $ 37.7


For the twenty-six weeks ended July 29, 2000, net cash used in operating activities amounted to $25.1 million as compared to net cash used of $16.9 million for the comparable period last year. The increase in net cash used in 2000 as compared to 1999 was primarily attributable to an increase in the Company's loss and increased working capital requirements, partially offset by an increase in long-term liabilities. Accounts receivable decreased $11.2 million in fiscal 2000 compared to a decrease of $15.2 million in fiscal 1999. Merchandise inventories increased $5.3 million in 2000 compared to an increase of $1.7 million in 1999. These increases in working capital requirements primarily reflect the increase in the number of stores and sales in fiscal 2000 compared to fiscal 1999.

Net cash used in investing activities amounted to $6.1 million in 2000 compared to $21.0 million for the comparable period last year. The decrease in net cash used for the twenty-six week period ended July 29, 2000 primarily reflects a reduction in capital expenditures.

Net cash provided by financing activities amounted to $31.4 million for 2000 compared to $36.4 million for the comparable period of 1999. The decrease in cash provided by financing activities in 2000 was primarily attributable to increased payments on the Company's long-term debt and decreased advances from the Company's revolving credit facility.

The Company anticipates its cash flow from operations, supplemented by borrowings under its revolving credit facility and proceeds from its accounts receivable facility, will be sufficient to satisfy its operating cash requirements.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not believe its interest rate risks, as described in the 1999 Annual Report, have changed materially.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 13, 2000, the Company held its Annual Meeting of Shareholders. The following matters were submitted for vote:

         1. The following individuals were nominated and elected to serve as the directors of the Company:

M. Thomas Grumbacher               For:     39,856,364
                                   Withhold Authority:       1,094,068

Heywood Wilansky                   For:     39,856,364
                                   Withhold Authority:       1,094,068

Samuel J. Gerson                   For:     39,662,164
                                   Withhold Authority:       1,288,268

Michael L. Gleim                   For:     39,856,364
                                   Withhold Authority:       1,094,068

Lawrence J. Ring                   For:     39,856,364
                                   Withhold Authority:       1,094,068

Robert C. Siegel                   For:     39,856,364
                                   Withhold Authority:       1,094,068

Leon D. Starr                      For:     39,856,364
                                   Withhold Authority:       1,094,068

Frank Tworecke                     For:     39,856,364
                                   Withhold Authority:       1,094,068

Leon F. Winbigler                  For:     39,856,364
                                   Withhold Authority:       1,094,068

Thomas W. Wolf                     For:     39,856,364
                                   Withhold Authority:       1,094,068

         2. The holders of 38,854,240 shares voted in favor of, the holders of 2,073,257 shares voted against and the holders of 22,935 shares abstained with respect to the approval and adoption of The Bon-Ton Stores, Inc. 2000 Stock Incentive Plan.

         3. The holders of 35,850,087 shares voted in favor of, the holders of 3,061,501 voted against and the holders of 24,971 shares abstained with respect to the approval and adoption of The Bon-Ton Stores, Inc. 2000 Performance-Based Compensation Plan for Heywood Wilansky.

         4. The holders of 40,817,935 shares voted in favor of, the holders of 84,643 shares voted against and the holders of 431,484 shares abstained with respect to the ratification of the appointment of Arthur Andersen LLP to serve as the Company's independent accountants for 2000.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

Exhibit No.       Description
     10.1     Seventh Amendment to the Credit Agreement

     10.2     The Bon-Ton Stores, Inc. 2000 Stock Incentive Plan

     10.3     Separation Agreement and General Release by and between Heywood
              Wilansky and The Bon-Ton Stores, Inc.

       27     Financial Data Schedule

(b)  Reports on Form 8-K filed during the quarter.

         A Current Report on Form 8-K dated June 27, 2000 was filed related to the retirement of Heywood Wilansky, President and Chief Executive Officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              THE BON-TON STORES, INC.

   DATE:      September 8, 2000               BY:  /s/  Michael L. Gleim
           --------------------                    -----------------------
                                                   Michael  L. Gleim
                                                   Vice Chairman and
                                                   Chief Operating Officer

   DATE:      September 8, 2000               BY:  /s/  James H. Baireuther
           --------------------                    --------------------------
                                                   James H. Baireuther
                                                   Executive Vice President and
                                                   Chief Financial Officer