Form 10-Q
period 2000-10-28
BON TON STORES INC
filed 2000-12-11
CIK 878079

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter ended October 28, 2000                    Commission File Number
                                                                0-19517


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

         As of November 24, 2000 there were 12,226,769 shares of Common Stock, $0.01 par value, and 2,989,853 shares of Class A Common Stock, $0.01 par value, outstanding.

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                         October 28,     January 29,
(In thousands except share and per share data)                                                              2000            2000
----------------------------------------------                                                              ----            ----
                                                                                                         (Unaudited)
ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                                                                         $  12,682       $  10,807
        Trade and other accounts receivable, net of allowance for doubtful accounts
           of $2,751 and $3,167 at October 28, 2000 and January 29, 2000, respectively                       27,246          27,782
        Merchandise inventories                                                                             258,379         203,489
        Prepaid expenses and other current assets                                                            14,490          12,371
        Deferred income taxes                                                                                   623           1,926
                                                                                                          ---------       ---------
                Total current assets                                                                        313,420         256,375
                                                                                                          ---------       ---------

PROPERTY, FIXTURES AND EQUIPMENT AT COST,
        less accumulated depreciation and amortization                                                      149,761         144,715
OTHER ASSETS                                                                                                 15,216          16,402
                                                                                                          ---------       ---------
                TOTAL ASSETS                                                                              $ 478,397       $ 417,492
                                                                                                          =========       =========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
        Accounts payable                                                                                  $  92,023       $  67,353
        Accrued payroll and benefits                                                                          7,374          10,016
        Accrued expenses                                                                                     17,255          26,262
        Current portion of long-term debt                                                                     6,607             682
        Current portion of obligations under capital leases                                                     469             442
        Income taxes payable                                                                                     --           9,832
                                                                                                          ---------       ---------
                Total current liabilities                                                                   123,728         114,587
                                                                                                          ---------       ---------

LONG-TERM DEBT, LESS CURRENT MATURITIES                                                                     162,926         106,247
OBLIGATIONS UNDER CAPITAL LEASES, LESS CURRENT MATURITIES                                                     1,077           1,431
DEFERRED INCOME TAXES                                                                                           517           1,362
OTHER LONG-TERM LIABILITIES                                                                                   8,447           3,174
                                                                                                          ---------       ---------
                TOTAL LIABILITIES                                                                           296,695         226,801
                                                                                                          ---------       ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
        Common Stock - authorized 40,000,000 shares at $0.01 par value; issued and outstanding
           shares of 12,226,769 and 12,276,860 at October 28, 2000 and January 29, 2000, respectively           122             123
        Class A Common Stock - authorized 20,000,000 shares at $0.01 par value; issued
           and outstanding shares of 2,989,853 at October 28, 2000 and January 29, 2000                          30              30
        Additional paid-in-capital                                                                          106,891         108,083
        Deferred compensation                                                                                  (375)         (2,172)
        Retained earnings                                                                                    75,034          84,627
                                                                                                          ---------       ---------
                TOTAL SHAREHOLDERS' EQUITY                                                                  181,702         190,691
                                                                                                          ---------       ---------
                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $ 478,397       $ 417,492
                                                                                                          =========       =========

  The accompanying notes are an integral part of these consolidated statements.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                THIRTEEN                       THIRTY-NINE
                                                                               WEEKS ENDED                     WEEKS ENDED
                                                                               -----------                     -----------
(In thousands except per share data)                                    October 28,    October 30,     October 28,     October 30,
(Unaudited)                                                               2000            1999            2000            1999
-----------                                                               ----            ----            ----            ----
NET SALES                                                               $ 174,924      $ 168,474       $ 483,405       $ 460,322
OTHER INCOME, NET                                                             468            477           1,579           1,515
                                                                        ---------      ---------       ---------       ---------
                                                                          175,392        168,951         484,984         461,837
                                                                        ---------      ---------       ---------       ---------
COSTS AND EXPENSES:
     Costs of merchandise sold                                            110,178        106,469         308,777         292,378
     Selling, general and administrative                                   56,010         59,950         164,210         161,821
     Depreciation and amortization                                          4,677          4,194          12,919          10,595
     Unusual expense                                                           --             --           6,485              --
                                                                        ---------      ---------       ---------       ---------
INCOME (LOSS) FROM OPERATIONS                                               4,527         (1,662)         (7,407)         (2,957)
INTEREST EXPENSE, NET                                                       2,906          2,211           8,066           6,179
                                                                        ---------      ---------       ---------       ---------
INCOME (LOSS) BEFORE INCOME TAXES                                           1,621         (3,873)        (15,473)         (9,136)
INCOME TAX EXPENSE (BENEFIT)                                                  615         (1,472)         (5,882)         (3,472)
                                                                        ---------      ---------       ---------       ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                     1,006         (2,401)         (9,591)         (5,664)
EXTRAORDINARY ITEM - loss on early extinguishment of debt,
                                 net of income tax benefit of $232             --             --              --            (378)
                                                                        ---------      ---------       ---------       ---------
NET INCOME (LOSS)                                                       $   1,006      $  (2,401)      $  (9,591)      $  (6,042)
                                                                        =========      =========       =========       =========


PER SHARE AMOUNTS:
BASIC:
     Income (loss) before extraordinary item                            $    0.07      $   (0.16)      $   (0.64)      $   (0.38)
     Effect of extraordinary item                                              --             --              --           (0.03)
                                                                        ---------      ---------       ---------       ---------
     Net income (loss)                                                  $    0.07      $   (0.16)      $   (0.64)      $   (0.41)
                                                                        =========      =========       =========       =========

BASIC SHARES OUTSTANDING                                                   15,051         14,781          14,889          14,733


DILUTED:
     Income (loss) before extraordinary item                            $    0.07      $   (0.16)      $   (0.64)      $   (0.38)
     Effect of extraordinary item                                              --             --              --           (0.03)
                                                                        ---------      ---------       ---------       ---------
     Net income (loss)                                                  $    0.07      $   (0.16)      $   (0.64)      $   (0.41)
                                                                        =========      =========       =========       =========

DILUTED SHARES OUTSTANDING                                                 15,051         14,781          14,889          14,733

  The accompanying notes are an integral part of these consolidated statements.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 THIRTY-NINE
                                                                                 WEEKS ENDED
                                                                                 -----------
(In thousands)                                                            October 28,     October 30,
(Unaudited)                                                                  2000            1999
-----------                                                                  ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                  $  (9,591)      $  (6,042)
Adjustments to reconcile net loss to net cash used in
   operating activities:
       Depreciation and amortization                                         12,919          10,595
       Proceeds from sale of accounts receivable, net                        (6,500)         (5,000)
       Changes in operating assets and liabilities, net                     (39,890)        (40,256)
                                                                          ---------       ---------
                   Net cash used in operating activities                    (43,062)        (40,703)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures, net                                            (17,351)        (34,723)
       Proceeds from sale of property, fixtures and equipment                    10             419
       Payment for the acquisition of business, net of cash received             --          (2,192)
                                                                          ---------       ---------
                   Net cash used in investing activities                    (17,341)        (36,496)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on long-term debt and capital lease obligations            (183,673)       (181,617)
       Proceeds from issuance of long-term debt                             245,950         259,600
       Exercised stock options                                                    1              16
                                                                          ---------       ---------
                   Net cash provided by financing activities                 62,278          77,999

                   Net increase in cash and cash equivalents                  1,875             800

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             10,807          10,607
                                                                          ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  12,682       $  11,407
                                                                          ---------       ---------

SUPPLEMENTAL CASH FLOW INFORMATION:
       Interest paid                                                      $   8,301       $   6,027
       Income taxes paid                                                  $   7,620       $   7,318

  The accompanying notes are an integral part of these consolidated statements.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES

The Bon-Ton Stores, Inc., a Pennsylvania corporation, was incorporated on January 31, 1996 as the successor of a company established on January 31, 1929 and currently operates, as one business segment, 73 retail department stores located in Pennsylvania, New York, New Jersey, Maryland, Connecticut, Massachusetts, New Hampshire, Vermont and West Virginia.

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

3.       PER SHARE AMOUNTS:

The presentation of earnings per share (EPS) requires a reconciliation of the numerators and denominators used in the basic and diluted EPS calculations. The numerator, net income or loss, is identical in both calculations. The following table presents a reconciliation of the shares outstanding for the respective calculations for each period presented on the accompanying Consolidated Statements of Operations:

                                                 THIRTEEN                        THIRTY-NINE
                                                 WEEKS ENDED                     WEEKS ENDED
                                                 -----------                     -----------
                                         October 28,     October 30,     October 28,     October 30,
                                            2000            1999            2000            1999
                                            ----            ----            ----            ----
Basic Calculation                        15,051,000      14,781,000      14,889,000      14,733,000
Dilutive Securities ---
    Restricted Shares                            --              --              --              --
    Options                                      --              --              --              --
                                         ----------      ----------      ----------      ----------
Diluted Calculation                      15,051,000      14,781,000      14,889,000      14,733,000
                                         ----------      ----------      ----------      ----------
Antidilutive shares and options ---
    Restricted Shares                       166,000         487,000         350,000         535,000
    Options                               1,171,000       1,283,000       1,324,000       1,288,000

Antidilutive shares and options, consisting of restricted shares and options to purchase shares outstanding, were excluded from the computation of dilutive securities in the thirteen week period ended October 28, 2000 due to exercise prices greater than the average market price. In addition, antidilutive shares and options to purchase shares were excluded from the computation of dilutive securities due to the Company's net loss position in the thirty-nine week period ended October 28, 2000 and the thirteen week and thirty-nine week periods ended October 30, 1999.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES

The following table reflects the approximate dilutive securities calculated under the treasury stock method had the Company reported a profit for the thirteen week period ended October 30, 1999 and the thirty-nine week periods ended October 28, 2000 and October 30, 1999:

                                                 THIRTEEN                     THIRTY-NINE
                                                WEEKS ENDED                   WEEKS ENDED
                                                -----------                   -----------
                                         October 28,    October 30,    October 28,    October 30,
                                            2000           1999           2000           1999
                                            ----           ----           ----           ----
Approximate Dilutive Securities ---
    Restricted Shares                           --        124,000             --         98,000
    Options                                     --         15,000             --         32,000

Antidulitive Options                     1,171,000      1,233,000      1,324,000      1,051,000


Antidilutive options, options to purchase shares with exercise prices greater than the average market price, were excluded from the above table.


4.       UNUSUAL EXPENSE:

The Company recorded $6.5 million in unusual expenses related to announcements made in June 2000. On June 9, 2000, the Company announced a workforce reduction of 187 corporate and store personnel. The workforce reduction affected 137 employees and eliminated 50 unfilled positions. Additionally, on June 27, 2000, the Company announced the early retirement of Heywood Wilansky, the Company's President and Chief Executive Officer, and the realignment and elimination of certain senior management positions. As of October 28, 2000, the remaining accrual was $4.6 million.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table summarizes the changes in selected operating indicators, illustrating the relationship of various income and expense items expressed as a percentage of net sales for each period presented:

                                                                    THIRTEEN                    THIRTY-NINE
                                                                   WEEKS ENDED                  WEEKS ENDED
                                                                   -----------                  -----------
                                                            October 28,   October 30,    October 28,    October 30,
                                                               2000          1999           2000           1999
                                                               ----          ----           ----           ----
NET SALES                                                      100.0%        100.0%         100.0%         100.0%
OTHER INCOME, NET                                                0.3           0.3            0.3            0.3
                                                               -----         -----          -----          -----
                                                               100.3         100.3          100.3          100.3
                                                               =====         =====          =====          =====
COSTS AND EXPENSES:
      Costs of merchandise sold                                 63.0          63.2           63.9           63.5
      Selling, general and administrative                       32.0          35.6           34.0           35.2
      Depreciation and amortization                              2.7           2.5            2.7            2.3
      Unusual expense                                             --            --            1.3             --
                                                               -----         -----          -----          -----
INCOME (LOSS) FROM OPERATIONS                                    2.6          (1.0)          (1.5)          (0.6)
INTEREST EXPENSE, NET                                            1.7           1.3            1.7            1.3
                                                               -----         -----          -----          -----
INCOME (LOSS) BEFORE INCOME TAXES                                0.9          (2.3)          (3.2)          (2.0)
INCOME TAX EXPENSE (BENEFIT)                                     0.4          (0.9)          (1.2)          (0.8)
                                                               -----         -----          -----          -----
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                          0.6          (1.4)          (2.0)          (1.2)
EXTRAORDINARY ITEM - loss on early extinguishment of debt         --            --             --           (0.1)
                                                               -----         -----          -----          -----
NET INCOME (LOSS)                                                0.6%         (1.4)%         (2.0)%         (1.3)%
                                                               =====         =====          =====          =====

THIRTEEN WEEKS ENDED OCTOBER 28, 2000 COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 30, 1999

For the purposes of the following discussions, all references to "third quarter of 2000" and "third quarter of 1999" are to the Company's thirteen week period ended October 28, 2000 and October 30, 1999, respectively.

NET SALES. Net sales were $174.9 million for the thirteen weeks ended October 28, 2000, an increase of 3.8% over the same period last year. Comparable store sales increased 1.4% for the period, with coats, misses sportswear, womens, petites, juniors, home, accessories, cosmetics, shoes, mens sportswear/furnishings and intimate achieving sales increases during the quarter.

OTHER INCOME, NET. Net other income, which consisted mainly of income from leased departments, remained constant at 0.3% of net sales in the third quarter of 2000 compared to the third quarter of 1999.

COSTS AND EXPENSES. Gross profit, in the third quarter of 2000, increased $2.7 million compared to the third quarter of 1999, primarily reflecting the increase in sales. Gross profit as a percentage of net sales increased 0.2 percentage points to 37.0% for the thirteen week period ended October 28, 2000 from 36.8% for the comparable period last year reflecting a reduction in promotional activity in the third quarter of 2000.

Selling, general and administrative expenses for the third quarter of 2000 were $56.0 million, or 32.0% of net sales, as compared to $60.0 million, or 35.6% of net sales, in the third quarter of 1999. The decrease in the third quarter of 2000 was primarily attributable to the expense reduction initiatives implemented in the second

                    THE BON-TON STORES, INC. AND SUBSIDIARIES


quarter of 2000 and a reduction in pre-opening expenses of $2.1 million in the third quarter of 2000 compared to the third quarter of 1999, partially offset by the costs associated with operating new stores.

Depreciation and amortization increased to 2.7% of net sales in the third quarter of 2000 compared to 2.5% in the third quarter of 1999. The increase was primarily due to $46.5 million of fixed asset additions in fiscal 1999.

INCOME (LOSS) FROM OPERATIONS. Income from operations in the third quarter of 2000 amounted to $4.5 million, or 2.6% of net sales, compared to a loss from operations of $1.7 million, or 1.0% of net sales, in the third quarter of 1999.

The Company sells receivables through its accounts receivable facility to provide additional working capital. On a pro-forma basis, if the Company had on-balance sheet financing, it would have reduced selling, general and administrative expenses by $2.2 million in the third quarter of 2000 and $1.8 million in the third quarter of 1999. The lower selling, general and administrative expenses would have been offset by a corresponding increase in interest expense for both periods. The net result of the pro-forma reclassification would reflect income from operations of $6.7 million in the third quarter of 2000 and income from operations of $0.2 million for the third quarter of 1999.

INTEREST EXPENSE, NET. Net interest expense increased $695,000 to 1.7% of net sales in the third quarter of 2000 from $2.2 million, or 1.3% of net sales, in the third quarter of 1999. The increase in interest expense was primarily attributable to increased average borrowing levels and rates.

NET INCOME (LOSS). Net income in the third quarter of 2000 amounted to $1.0 million compared to a net loss of $2.4 million in the third quarter of 1999.

Due to the seasonal nature of the Company's business, the results for the current period are not necessarily indicative of the results that may be achieved for the full fiscal year of 2000.

THIRTY-NINE WEEKS ENDED OCTOBER 28, 2000 COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 30, 1999

For the purposes of the following discussions, all references to "2000" and "1999" are to the Company's thirty-nine week period ended October 28, 2000 and October 30, 1999, respectively.

NET SALES. Net sales were $483.4 million for the thirty-nine weeks ended October 28, 2000, an increase of 5.0% over the same period last year. Comparable store sales decreased 0.5% for the period, with coats, cosmetics, womens, petites, home, accessories, mens sportswear/furnishings and misses sportswear achieving sales increases.

OTHER INCOME, NET. Net other income, which consisted mainly of income from leased departments, remained constant at 0.3% of net sales in 2000 and 1999.

COSTS AND EXPENSES. Gross profit in 2000 increased $6.7 million compared to 1999, reflecting the increase in sales. Gross profit as a percentage of net sales decreased 0.4 percentage points to 36.1% for the thirty-nine week period ended October 28, 2000 from 36.5% for the comparable period last year primarily reflecting increased promotional activity in the form of markdowns during the first six months of 2000.

Selling, general and administrative expenses for 2000 were $164.2 million, or 34.0% of net sales, as compared to $161.8 million, or 35.2% of net sales, in 1999. The increase of $2.4 million in 2000 was primarily attributable to the costs associated with operating seven new stores, including additional payroll costs, rent expense, utilities and insurance costs, partially offset by a reduction in corporate expenses

                    THE BON-TON STORES, INC. AND SUBSIDIARIES


attributable to the expense initiatives implemented in the second quarter of 2000 and a reduction in pre-opening expenses of $3.0 million in 2000 as compared to 1999.

Depreciation and amortization increased to 2.7% of net sales in 2000 from 2.3% of net sales in 1999. The increase was primarily due to the addition of $46.5 million of new assets in fiscal 1999.

Unusual expense of $6.5 million was incurred in the second quarter of 2000 relating to the early retirement of Mr. Heywood Wilansky as President and Chief Executive Officer, the realignment and elimination of certain senior management positions and headcount reduction initiatives implemented by the Company.

LOSS FROM OPERATIONS. The loss from operations in 2000 amounted to $7.4 million, or 1.5% of net sales, compared to a loss from operations of $3.0 million, or 0.6% of net sales, in 1999.

The Company sells receivables through its accounts receivable facility to provide additional working capital. On a pro-forma basis, if the Company had on-balance sheet financing, it would have reduced selling, general and administrative expenses by $6.6 million in 2000 and $5.4 million in 1999. The lower selling, general and administrative expenses would have been offset by a corresponding increase in interest expense for both periods. The net result of the pro-forma reclassification would reflect a loss from operations of $0.9 million in 2000 and income from operations of $2.4 million in 1999.

INTEREST EXPENSE, NET. Net interest expense increased to $8.1 million, or 1.7% of net sales, in 2000 from $6.2 million, or 1.3% of net sales, in 1999. The increase was primarily attributable to higher average borrowing levels and rates.

EXTRAORDINARY ITEM. The Company amended its revolving credit facility on April 7, 1999 (see Note 2 of the 1999 Annual Report). As a result of this transaction, the Company incurred an extraordinary charge of $0.4 million, net of a $0.2 million income tax benefit, in 1999.

NET LOSS. The net loss in 2000 amounted to $9.6 million compared to a net loss of $6.0 million in 1999.

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

The following table summarizes material measures of the Company's liquidity and capital resources:


                                                     October 28,       October 30,
(Dollars in millions)                                   2000              1999
---------------------                                   ----              ----
Working capital                                         $189.7            $176.6

Current ratio                                           2.53:1            2.29:1

Funded debt to total capitalization                     0.48:1            0.47:1

Unused availability under lines of credit                $33.4             $36.1

                    THE BON-TON STORES, INC. AND SUBSIDIARIES


For the thirty-nine weeks ended October 28, 2000, net cash used in operating activities amounted to $43.1 million as compared to net cash used of $40.7 million for the comparable period last year. The increase in net cash used in 2000 as compared to 1999 was primarily attributable to an increase in the Company's loss and increased working capital requirements, partially offset by the non-cash portion of the unusual expense recorded in the second quarter of 2000. The increase in working capital requirements primarily reflects the increase in the number of stores and sales in fiscal 2000 compared to fiscal 1999.

Net cash used in investing activities amounted to $17.3 million in 2000 compared to $36.5 million for the comparable period last year. The decrease in net cash used for the thirty-nine week period ended October 28, 2000 primarily reflects a reduction in capital expenditures.

Net cash provided by financing activities amounted to $62.3 million for 2000 compared to $78.0 million for the comparable period of 1999. The decrease in cash provided by financing activities in 2000 was primarily attributable to increased payments on the Company's long-term debt and decreased advances from the Company's revolving credit facility.

The Company anticipates its cash flows from operations, supplemented by borrowings under its revolving credit facility and proceeds from its accounts receivable facility will be sufficient to satisfy its operating cash requirements.


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

                    THE BON-TON STORES, INC. AND SUBSIDIARIES


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





                                            THE BON-TON STORES, INC.


DATE:   December 11, 2000              BY:      /s/  Michael L. Gleim
     -----------------------                  ---------------------------------
                                                Michael L. Gleim
                                                Vice Chairman and
                                                Chief Operating Officer



DATE:   December 11, 2000              BY:      /s/  James H. Baireuther
     -----------------------                  ---------------------------------
                                                James H. Baireuther
                                                Executive Vice President and
                                                Chief Financial Officer