Form 10-K
period 2001-02-03
BON TON STORES INC
filed 2001-05-02
CIK 878079

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   For the Fiscal Year Ended                          Commission File Number
       February 3, 2001                                     0-19517

                            THE BON-TON STORES, INC.
                             2801 EAST MARKET STREET
                            YORK, PENNSYLVANIA, 17402
                                 (717) 757-7660


  INCORPORATED IN PENNSYLVANIA                         IRS NO. 23-2835229
                               ---------------------

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

      As of April 5, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $20,545,154, based upon the closing price of $2.53 per share on April 5, 2001.*

      As of April 5, 2001, there were 12,218,804 shares of Common Stock, $.01 par value, and 2,989,853 shares of Class A Common Stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part II - Portions of our 2000 Annual Report to security holders ("Annual Report").

      Part III - Portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders ("Proxy Statement").

-------------------------------------

* Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the Registrant, without conceding that all such persons are "affiliates" of the Registrant for purposes of the federal securities laws.

      References to a year in this Form 10-K refer to The Bon-Ton's fiscal year, which is the 52 or 53 week period ending on the Saturday nearer January 31 of the following calendar year (e.g. a reference to 2000 is a reference to the fiscal year ended February 3, 2001.)


                                     PART I

ITEM 1. BUSINESS

GENERAL

      The Bon-Ton Stores, Inc., together with its subsidiaries, is the successor to S. Grumbacher & Son, a family business founded in 1898, and operates quality fashion department stores offering moderate and better apparel, home furnishings, cosmetics, accessories and shoes. In many of its markets, The Bon-Ton is the primary destination for branded fashion merchandise such as Calvin Klein, Liz Claiborne, Nautica, Ralph Lauren and Tommy Hilfiger. We presently operate 73 stores in secondary markets - 36 stores in Pennsylvania, 26 in New York, three stores in each of New Jersey and Maryland and one store in each of Connecticut, New Hampshire, Massachusetts, Vermont and West Virginia. Our strategy focuses on being the premier fashion apparel retailer in markets that demand, but often have limited access to, better branded merchandise.

      The Bon-Ton's executive offices are located at 2801 East Market Street, York, Pennsylvania.


MERCHANDISING

      The Bon-Ton stores offer moderate and better fashion apparel, home furnishings, cosmetics, accessories, shoes and other items. Sales of apparel constituted 62% of sales in 2000. The following chart illustrates sales by product category for 2000, 1999 and 1998.

      MERCHANDISE CATEGORY                 2000         1999         1998
      --------------------                 ----         ----         ----
      Women's clothing                     27.6%        27.2%        27.7%
      Men's clothing                       18.0         18.0         18.7
      Home                                 13.5         13.6         12.9
      Cosmetics                            10.9         10.5          9.9
      Accessories                           7.9          7.8          7.5
      Children's clothing                   6.9          7.1          7.2
      Shoes                                 5.3          5.8          5.6
      Intimate apparel                      5.2          5.2          5.1
      Junior's clothing                     4.7          4.8          5.4
                                         ------       ------       ------
         Total                            100.0%       100.0%       100.0%
                                         ======       ======       ======

      We carry a number of highly recognized brand names, including Calvin Klein, Cole Haan, Estee Lauder, Jones New York, Kenneth Cole, Liz
Claiborne, Nautica, Nine West, Ralph Lauren and Tommy Hilfiger, and within these brands choose collections which balance fashion, price and selection.

      We depend on our relationships with our key vendors and our ability to purchase branded merchandise from them at competitive prices. If we lose the support of these vendors, it could have a material adverse effect on The Bon-Ton.

      Complementing branded merchandise, our private brand merchandise provides fashion at competitive pricing under names such as Andrea Viccaro, Jenny Buchanan, Stuart Hughes and Zigg's. We view this private brand merchandise as a strategic addition to our strong array of highly recognized, quality national brands and as an opportunity to increase brand exclusiveness, customer loyalty and competitive differentiation. Private brand merchandise represented approximately 13% of 2000 total sales.

      Our business, like that of most retailers, is subject to seasonal fluctuations, with the major portion of sales and income realized during the latter half of each year, which includes the back-to-school and holiday seasons.


MARKETING

      We attract customers by offering services such as free gift wrap and special order capability. In addition, through our "Certified Value" program, we maintain everyday value prices on staple items such as turtlenecks, T-shirts, shorts and denim within major product groups.

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

MANAGEMENT INFORMATION AND CONTROL SYSTEM

      We are in the process of enhancing our management information and control system in order to expedite the flow of merchandise through the distribution centers. We believe this will provide improved productivity, lower labor costs and better in-stock availability.

      We also continue to modernize our in-store systems. A new Point-of-Sale System will be piloted in 2001 followed by a rollout, including an updated gift registry system, to all stores. This technology upgrade will simplify associate training, improve inventory management and enhance our customers' shopping experience.

CUSTOMER CREDIT

      Our customers may pay for their purchases with The Bon-Ton proprietary credit card, Visa, Mastercard, cash or check.

      The Bon-Ton credit card holders generally constitute our most loyal and active customers; during 2000, the average dollar amount for proprietary credit card purchases substantially exceeded the average dollar amount for cash purchases. We believe our credit card is a particularly productive tool for customer segmentation and target marketing.

      The following table summarizes the percentage of total sales generated by payment type:

      TYPE OF PAYMENT
                                               2000       1999       1998
                                               ----       ----       ----
      Bon-Ton credit card                        48%        47%        48%
      Visa, Mastercard, American Express*        26         25         23
      Cash or check                              26         28         29
                                                ---        ---        ---
      Total                                     100%       100%       100%
                                                ===        ===        ===

      *     The Company ceased accepting American Express during 1998.

      During 2000, we issued 276,000 Bon-Ton credit cards for newly opened accounts.

      Sales on The Bon-Ton's proprietary credit card represent a significant portion of our business. Deterioration in the quality of these accounts receivable because customers fail to pay on time or at all, or any adverse changes in laws regulating the granting or servicing of credit, could have a material adverse effect on our business and financial condition.


COMPETITION

      We face competition for customers from traditional department stores such as those operated by J.C. Penney Company, Inc., Federated Department Stores Inc., The May Department Stores Company, Kohl's Corporation and Sears, Roebuck and Co., from regional department stores such as Boscov's Department Store, Inc., and from specialty stores and catalogue and internet retailers. In a number of our markets, we compete with national department store chains which are better established, and in other markets we face potential competition from national chains that have not yet entered such markets. In all markets, we generally compete for customers with department stores offering moderately priced goods. Many of our competitors have substantially greater financial and other resources than The Bon-Ton, and some of our competitors have greater leverage with vendors, which may allow such competitors to obtain merchandise more easily or on better terms. In several of our markets, we compete with department stores which have a larger store or a better location in the market.

      We believe we compare favorably with our competitors with respect to quality, depth and breadth of merchandise, prices for comparable quality merchandise, customer service and store environment. We also believe our knowledge of secondary markets, developed over many years of operation, gives us a competitive advantage as we focus on secondary markets as our primary area of operation.

ASSOCIATES

      As of February 3, 2001, we had approximately 3,700 full-time and 5,300 part-time associates. We also employ additional part-time associates during peak periods. None of our associates are represented by a labor union. We believe that our relationship with our associates is good.

EXECUTIVE OFFICERS

      The Executive Officers of the Company are:


NAME                           AGE      POSITION
----                           ---      --------
Tim Grumbacher                 61       Chairman of the Board and Chief Executive Officer

Michael L. Gleim               58       Vice Chairman and Chief Operating Officer and
                                        Director

Frank Tworecke                 54       Vice Chairman and Chief Merchandising Officer and
                                        Director

James H. Baireuther            54       Executive Vice President and Chief Financial Officer

Lynn C. Derry                  45       Senior Vice President - General Merchandise Manager

H. Stephen Evans               51       Senior Vice President - Real Estate, Legal and
                                        Governmental Affairs

John S. Farrell                55       Senior Vice President - Stores

Robert A. Geisenberger         40       Senior Vice President - General Merchandise Manager

William T. Harmon              46       Senior Vice President - Sales Promotion and Marketing

Gary Kellman                   58       Senior Vice President - General Merchandise Manager

Patrick J. McIntyre            56       Senior Vice President - Chief Information Officer

Jeffrey D. Moore               34       Senior Vice President - General Merchandise Manager

Ryan J. Sattler                56       Senior Vice President - Human Resources and
                                        Operations

Stephanie Stough               49       Senior Vice President - Merchandise Planning and
                                        Control

      Mr. Tworecke joined the Company in November 1999 as Vice Chairman and Chief Merchandising Officer and a Director. From January 1996 until November 1999, he was President and Chief Operating Officer of Jos. A. Bank Clothiers, and from August 1994 to December 1995, he was President of Merry- Go-Round Enterprises, Inc.

      Mr. Baireuther was elected Senior Vice President and Chief Financial Officer in June 1996 and appointed Executive Vice President and Chief Financial Officer in January 2000. From September 1994 until June 1996, he was Senior Vice President - Chief Financial Officer at DAC Vision, a manufacturer and distributor of optical supplies. From 1989 to 1994, he was Executive Vice President - Chief Financial Officer for Eye Care Centers of America, a retail optical superstore chain and wholly-owned subsidiary of Sears. From 1969 to 1989, Mr. Baireuther held a variety of positions with Sears, Roebuck and Co. including Director of Mergers and Acquisitions, Manager of Corporate Financial Analysis and Controller.

      Ms. Derry was appointed Senior Vice President - General Merchandise Manager in February 2001. For more than five years prior to that time, Ms. Derry was a Divisional Merchandise Manager for The Bon-Ton.

      Mr. Farrell was appointed Senior Vice President in June 2000. For more than five years prior to that time, Mr. Farrell was Vice President - Stores for The Bon-Ton.

      Mr. Geisenberger was appointed Senior Vice President - General Merchandise Manager in July 2000. For more than five years prior to that time, Mr. Geisenberger was a Divisional Merchandise Manager for The Bon-Ton.

      Mr. Harmon joined the Company as Senior Vice President - Sales Promotion, Marketing and Strategic Planning in June 1997. From 1989 to 1997, Mr. Harmon was with The May Company, serving as Senior Vice President - Merchandise Planning of Foley's from November 1994 to June 1997, Vice President - Merchandise Planning of Foley's from December 1992 to October 1994, and Vice President - Assistant to the President of Filene's from June 1989 to December 1992. Prior to that, he was employed by McKinsey & Company for seven years.

      Mr. Kellman became Senior Vice President - General Merchandise Manager in August 1999. From November 1996 to April 1999, he was Executive Vice President of Today's Man, Inc., and from March 1989 to June 1996 he was Senior Vice President - Merchandising at Lord & Taylor.

      Mr. McIntyre joined The Bon-Ton as Senior Vice President - Chief Information Officer in June 1997. From 1988 to June 1997, Mr. McIntyre was Senior Vice President - Chief Information Officer for the Cato Corporation, a women's specialty retailer. Prior to that, he held similar positions with the Higbee Company and Burdine's Department Store.

      Mr. Moore was appointed Senior Vice President - General Merchandise Manager in February 2001. He joined the Company as Vice President - Divisional Merchandise Manager in July 1998. From July 1990 to 1998, Mr. Moore was with Lord & Taylor, most recently as the divisional merchandise manager for men's clothing and furnishings.

      Messrs. Grumbacher, Gleim, Evans, Sattler and Ms. Stough have been executive officers of The Bon-Ton for more than five years.

CAUTIONARY STATEMENTS RELATING TO FORWARD-LOOKING INFORMATION

      The Company and its representatives may, from time to time, make written or verbal forward-looking statements. Those statements relate to developments, results, conditions or other events the Company expects or anticipates will occur in the future. Without limiting the foregoing, those statements may relate to future revenues, earnings, store openings, market conditions and the competitive environment. Forward-looking statements are based on management's then-current views and assumptions and, as a result, are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

      All forward-looking statements are qualified by the following which contain several of the important factors that could cause actual results to differ materially from those predicted by the forward-looking statements:

Competitive, Sales, and Gross Margin Pressures

      Our retail business is highly competitive. We compete for customers, employees, locations, products, services and other important items necessary for the successful operation of our businesses with local, regional and national retailers. Those competitors, some of which have greater financial and other resources than those of the Company, include department stores, specialty apparel stores, outlet stores, discount stores, general and mass merchandisers, mail-order and electronic commerce retailers, and other forms of retail commerce. Changes in the pricing and other practices of those competitors may affect our expected results by decreasing our sales or gross margin percentage.

Customer Trends

      It is difficult to predict what merchandise consumers will want. A substantial part of our business is dependent on our ability to make the correct trend decisions for a wide variety of goods and services. Failure to accurately predict constantly changing consumer tastes, preferences, spending patterns and other lifestyle decisions could adversely affect short-term results and long-term relationships with our customers.

Credit Operations

      Sales of merchandise and services are facilitated by the Company's credit card operations. These credit card operations also generate additional revenue from fees related to extending credit. Our ability to extend credit to our customers depends on many factors including compliance with federal and state laws which may change from time to time. In addition, changes in credit card use, payment patterns and default rates may result from a variety of economic, legal, social and other factors that we cannot control or predict with certainty. Changes that adversely affect our ability to extend credit and collect payments could negatively affect our results and financial condition.

General Economic Conditions

      General economic factors that are beyond our control influence the Company's forecasts and directly affect performance. These factors include interest rates, recession, inflation, deflation, consumer credit availability, consumer debt levels, tax rates and policy, unemployment trends and other matters that influence consumer confidence and spending. Increasing volatility in financial markets may cause these factors to change with a greater degree of frequency and magnitude. Increases in interest rates may increase our financing costs.

Product Sourcing

      The products we sell are sourced from a wide variety of domestic and international vendors. Our ability to find qualified vendors and access products in a timely and efficient manner is a significant challenge which is typically even more difficult with respect to goods sourced outside of the United States. Trade restrictions, tariffs, currency exchange rates, transport capacity and costs, and other factors significant to this trade are beyond our control and could affect our business.

Advertising and Marketing Programs

      The Company spends extensively on advertising and marketing. Our business depends on high customer traffic in our stores and effective marketing. If our advertising and marketing efforts are not effective, this could negatively affect our results.

Inventory Control

      The Company's merchants focus on inventory levels and balance these levels with plans and trends. Excess inventories could result in significant markdowns, which could adversely affect our results.

Cost Containment

      The Company's performance depends on appropriate management of its expense structure, including its selling, general and administrative costs. The Company is continuously focused on reducing expenses as a percent of sales. The Company's failure to meet its expense budget or to appropriately reduce expenses during a weak sales season could adversely affect our results.

Other Factors

      Other factors that could cause actual results to differ materially from those predicted include: weather, changes in the availability or cost of capital, the availability of suitable new store locations on acceptable terms, shifts in the seasonality of shopping patterns, work interruptions, the effect of excess retail capacity in our markets, material acquisitions or dispositions, or adverse results in material litigation.

      The foregoing list of important factors is not exclusive, and the Company does not undertake to revise any forward-looking statement to reflect events or circumstances that occur after the date the statement is made.


ITEM 2. PROPERTIES.

      Our stores, which all operate under "The Bon-Ton" name, vary in size from approximately 33,000 to 160,000 square feet.

      The following table sets forth the number of stores at the beginning and end of each of the last five years:


Fiscal Year               2000      1999      1998       1997      1996
-----------               ----      ----      ----       ----      ----
Number of stores:
   Beginning of year        72        65        64         64        68
   Additions                 1         7         2          0         1
   Closings                  0         0        (1)         0        (5)
                           ---       ---       ---        ---       ---
   End of year              73        72        65         64        64

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

      In November 2000, we opened stores in Newburgh, New York (61,800 square feet) and in Scranton, Pennsylvania (102,500 square feet). The Scranton store replaced a smaller store (57,600 square feet) in that market. We also expanded our store in Frederick, Maryland by 19,800 square feet.

      The following table provides certain information regarding our store properties:


                                                            APPROXIMATE
                                                              SQUARE       YEAR OPENED
     MARKET                LOCATION                          FOOTAGE       OR ACQUIRED
     ------                --------                          -------       -----------
     PENNSYLVANIA

        Allentown          South Mall                         101,800         1994
        Bethlehem          Westgate Mall                      102,000         1994
        Bloomsburg         Columbia Mall                       46,100         1988
        Butler             Clearview Mall                     100,800         1982
        Carlisle           Carlisle Plaza Mall                 59,900         1977
        Chambersburg       Chambersburg Mall                   55,600         1985
        Doylestown         Doylestown Shopping Center          55,500         1994
        Easton             Palmer Park Mall                   115,100         1994
        Greensburg         Westmoreland Mall                  100,000         1987
        Hanover            North Hanover Mall                  67,600         1971

                                                            APPROXIMATE
                                                              SQUARE       YEAR OPENED
     MARKET                LOCATION                          FOOTAGE       OR ACQUIRED
     ------                --------                          -------       -----------
        Harrisburg         Capital City Commons               141,200         1987
                           Colonial Park Shopping Center      136,500         1987
        Indiana            Indiana Mall                        60,400         1979
        Johnstown          The Galleria                        80,900         1992
        Lancaster          Park City Center                   144,800         1992
        Lebanon            Lebanon Plaza Mall                  53,700         1994
        Lewistown          Central Business District           46,700         1972
        Oil City           Cranberry Mall                      45,200         1982
        Pottstown          Coventry Mall                       88,300         1999
        Pottsville         Schuylkill Mall                     61,100         1987
        Quakertown         Richland Mall                       88,100         1994
        Reading            Berkshire Mall                     159,400         1987
        Scranton           The Mall at Steamtown              102,500         2000
        State College      Nittany Mall                        70,200         1994
        Stroudsburg        Stroud Mall                         87,000         1994
        Sunbury            Susquehanna Valley Mall             90,000         1978
        Trexlertown        Trexler Mall                        54,000         1994
        Uniontown          Uniontown Mall                      71,000         1976
        Warren             Warren Mall                         50,000         1980
        Washington         Crown Washington Center             78,100         1987
        Williamsport       Lycoming Mall                       60,900         1986
        Wilkes-Barre       Midway Shopping Center              66,000         1987
                           Wyoming Valley Mall                159,500         1987
        York               York Galleria                      132,000         1989
                           Queensgate Shopping Center          85,100         1962
                           West Manchester Mall                80,200         1981

     NEW YORK

        Binghamton         Oakdale Mall                        80,000         1981
        Buffalo            Northtown Plaza                    100,800         1994
                           Walden Galleria                    150,000         1994
                           Eastern Hills Mall                 151,200         1994
                           McKinley Mall                       97,200         1994
                           Sheridan/Delaware Plaza            124,100         1994
                           Southgate Plaza                    100,500         1994
        Elmira             Arnot Mall                          74,800         1995
        Glens Falls        Aviation Mall                       80,300         1999
        Ithaca             Pyramid Mall                        52,400         1991
        Jamestown          Chautauqua Mall                     59,900         1998
        Lockport           Lockport Mall                       82,000         1994
        Massena            St. Lawrence Centre                 51,000         1994
        Newburgh           Newburgh Mall                       61,800         2000
        Niagara Falls      Summit Park Mall                    88,100         1994
        Olean              Olean Mall                          73,000         1994
        Rochester          Greece Ridge Center                144,600         1996
                           The Marketplace Mall               100,000         1995
                           Irondequoit Mall                   102,600         1995
                           Eastview Mall                      120,600         1995
        Saratoga Springs   Wilton Mall                         71,700         1993
        Syracuse           Carousel Center                     80,000         1994
                           Camillus Mall                       64,700         1994
                           Great Northern Mall                 98,400         1994
                           Shoppingtown Mall                   70,100         1994
        Watertown          Salmon Run Mall                     50,200         1992

                                                            APPROXIMATE
                                                              SQUARE       YEAR OPENED
     MARKET                LOCATION                          FOOTAGE       OR ACQUIRED
     ------                --------                          -------       -----------
     MARYLAND

        Cumberland         Country Club Mall                   60,900         1981
        Frederick          Frederick Towne Mall                97,700         1972
        Hagerstown         Valley Mall                        126,000         1974

     NEW JERSEY

        Brick              Brick Plaza                         53,500         1999
        Phillipsburg       Phillipsburg Mall                   65,000         1994
        Red Bank           Central Business District           33,300         1999

     WEST VIRGINIA

        Martinsburg        Martinsburg Mall                    65,800         1994

     CONNECTICUT

        Hamden             Hamden Mart                         58,900         1999

     MASSACHUSETTS

        Westfield          Westfield Shops                     50,600         1998

     NEW HAMPSHIRE

        Concord            Steeplegate Mall                    87,700         1999

     VERMONT

        S. Burlington      University Mall                     60,000         1999

         We lease 65 of our stores and own eight stores, two of which are subject to ground leases. We lease a total of 178,600 square feet for our executive and administrative offices in York, Pennsylvania, lease our 143,700 square foot distribution center in York, Pennsylvania, and lease our 326,000 square foot distribution center in Allentown, Pennsylvania.


ITEM 3. LEGAL PROCEEDINGS.

            We are a party to legal proceedings and claims which arise during the ordinary course of business. We do not expect the ultimate outcome of all such litigation and claims to have a material adverse effect on our financial position or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

      The Common Stock is traded on the Nasdaq Stock Market (symbol: BONT). There is no established public trading market for the Class A Common Stock. The Class A Common Stock is convertible on a share for share basis into Common Stock. The following table sets forth the high and low sales price of the Common Stock as furnished by Nasdaq:

                               2000                         1999
                        -----------------            --------------------
                          High        Low             High          Low
                          ----        ---             ----          ---
      1st Quarter       $4.000      $2.281           $8.125       $4.500
      2nd Quarter        2.875       1.750            6.719        5.438
      3rd Quarter        2.438       1.688            5.688        3.625
      4th Quarter        3.500       1.688            6.375        3.438

      On April 5, 2001, there were approximately 332 shareholders of record of Common Stock and five shareholders of record of Class A Common Stock.

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


ITEM 6.  SELECTED FINANCIAL DATA.

      Item 6 is hereby incorporated by reference to the material under "Selected Consolidated Financial and Operating Data" on page 22 of our Annual Report, attached hereto as Exhibit 13.1.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.

      Item 7 is hereby incorporated by reference to the material under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 23 through 27 of our Annual Report, attached hereto as
Exhibit 13.2.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Item 7A is hereby incorporated by reference to the material under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 23 through 27 of our Annual Report, attached hereto as
Exhibit 13.2.


ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      Item 8 is hereby incorporated by reference to the Report of Independent Public Accountants, Consolidated Financial Statements and Notes thereto on pages 28 through 45 of our Annual Report, attached hereto as Exhibit 13.3.


ITEM 9.   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE.

      None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information regarding executive officers is included in Part I under the heading Executive Officers. The remainder of the information called for by this Item will be contained in our Proxy Statement and is hereby incorporated by reference thereto.


ITEM 11. EXECUTIVE COMPENSATION.

      The information called for by this Item will be contained in our Proxy Statement and is hereby incorporated by reference thereto (other than the information called for by Items 402(k) and (l) of Regulation S-K, which is not incorporated herein by reference).


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

    EXHIBIT
       NO.     DESCRIPTION                            DOCUMENT IF INCORPORATED BY REFERENCE
    -------    -----------                            -------------------------------------
       3.1     Articles of Incorporation              Exhibit 3.1 to the Report on Form
                                                      8-B, File No. 0-19517 ("Form 8-B")

       3.2     Bylaws                                 Exhibit 3.2 to Form 8-B

      10.1     Shareholder's Agreement by and among   Exhibit 10.3 to Amendment No. 2 to
               the Company and the shareholders       the Registration Statement on Form
               named therein                          S-1, File No. 33-42142 ("1991 Form S-1")

*     10.2 (a) Employment Agreement with Heywood      Exhibit 99 to the Report on Form 8-K
               Wilansky                               dated March 26, 1998

*          (b) The Bon-Ton Stores, Inc. Supplemental  Exhibit 10.2(b) to the Registration
               Executive Retirement Plan for Heywood  Statement on Form S-1, File No.
               Wilansky                               333-48811 ("1998 Form S-1")

*          (c) The Bon-Ton Stores, Inc. Five Year     Exhibit 10.2(c) to 1998 Form S-1
               Cash Bonus Plan for Heywood Wilansky

*          (d) The Bon-Ton Stores, Inc. Performance   Exhibit 4 to the Registration
               Based Stock Incentive Plan for         Statement on Form S-8, File
               Heywood Wilansky                       No. 333-58591

*          (e) First Amendment to Employment          Exhibit 10.1 to the Quarterly Report
               Agreement with Heywood Wilansky        on Form 10-Q for the quarter ended
                                                      April 29, 2000 ("4/29/00 10-Q")

*          (f) 2000 Performance-Based Compensation    Exhibit 10.2 to the 4/29/00 10-Q
               Plan for Heywood Wilansky

*          (g) Separation Agreement and General       Exhibit 10.3 to the Quarterly Report
               Release between The Bon-Ton Stores,    on Form 10-Q for the quarter ended
               Inc. and Heywood Wilansky.             July 29, 2000 ("7/29/00 10-Q")

*     10.3 (a) Employment Agreement with Michael L.   Exhibit 10.4 to Form 8-B
               Gleim

*          (b) First Amendment to Employment          Exhibit 10.1 to the Quarterly Report
               Agreement with Michael L. Gleim        on Form 10-Q for the quarter ended
                                                      October 31, 1998

*          (c) Second Amendment to Employment         Exhibit 10.3(c) to the Annual Report
               Agreement with Michael L. Gleim        on Form 10-K for the fiscal year
                                                      ended January 29, 2000 ("1999 Form
                                                      10-K")

*     10.4     Employment Agreement with Frank        Exhibit 10.2 to the Quarterly Report
               Tworecke                               on Form 10-Q for the quarter ended
                                                      October 30, 1999

*     10.5     Form of severance agreement with       Exhibit 10.14 to Form 8-B
               certain executive officers

*     10.6     Supplemental Retirement Plan for       Exhibit 10.6 to the 1999 Form 10-K
               James H. Baireuther

*     10.7 (a) Amended and Restated 1991 Stock        Exhibit 4.1 to the Registration
               Option and Restricted Stock Plan       Statement on Form S-8, File No.
                                                      333-36633

*          (b) Phantom Equity Replacement Stock       Exhibit 10.18 to 1991 Form S-1
               Option Plan

      10.8     Purchase Agreement among the Company,
               M. Thomas Grumbacher and MBM Land
               Associates Limited Partnership, for
               the land underlying each of the York
               Galleria store and the York
               distribution center

      10.9 (a) Sublease of Oil City, Pennsylvania     Exhibit 10.16 to 1991 Form S-1
               store between the Company and M.
               Thomas Grumbacher

           (b) First Amendment to Oil City,           Exhibit 10.22 to Amendment No. 1 to
               Pennsylvania sublease                  1991 Form S-1

           (c) Corporate Guarantee with respect to    Exhibit 10.26 to Amendment No. 1 to
               Oil City, Pennsylvania lease           1991 Form S-1

*    10.10     The Company's Profit                   Exhibit 10.24 to the Annual Report on
               Sharing/Retirement Savings Plan,       Form 10-K for the fiscal year ended
               amended and restated as of July 1,     January 28, 1995
               1994

     10.11 (a) Amended and Restated Receivables       Exhibit 10.16(a) to Amendment No. 2
               Purchase Agreement dated as of         to 1998 Form S-1
               January 12, 1995 among The Bon-Ton
               Receivables Corp., The Bon-Ton
               Receivables Partnership, L.P., Falcon
               Asset Securitization Corporation, The
               First National Bank of Chicago, and
               the other financial institutions
               party thereto

           (b) Amendment dated as of June 30, 1995    Exhibit 10.16(b) to Amendment No. 1
               to Amended and Restated Receivables    to 1998 Form S-1
               Purchase Agreement

           (c) Amendment dated as of October 29,      Exhibit 10.1 to the Quarterly Report
               1999 to Amended and Restated           on Form 10-Q for the quarter ended
               Receivables Purchase Agreement         October 30, 1999

*    10.12     Management Incentive Plan and          Exhibit 10.13 to the Annual Report on
               Addendum to Management Incentive Plan  Form 10-K for the fiscal year ended
                                                      February 1, 1997 ("1996 Form 10-K")

*    10.13     The Bon-Ton Stores, Inc. Long-Term     Exhibit 10.14 to 1996 Form 10-K
               Incentive Plan For Principals

*    10.14     The Bon-Ton Stores, Inc. 2000 Stock    Exhibit 10.2 to the 7/29/00 10-Q
               Incentive Plan

     10.15 (a) Credit Agreement dated as of April     Exhibit 10.1 to the Quarterly Report
               15, 1997 among the Company, Adam,      on Form 10-Q for the quarter ended
               Meldrum & Anderson Co., Inc., and The  May 3, 1997
               Bon-Ton Stores of Lancaster, Inc.,
               the Other Credit Parties Signatory
               thereto, the Lenders Signatory
               thereto from time to time, the First
               National Bank of Boston and General
               Electric Capital Corporation

           (b) First Amendment to Credit Agreement    Exhibit 10.3(b) to 1998 Form S-1

           (c) Second Amendment to Credit Agreement   Exhibit 10.3(c) to 1998 Form S-1

           (d) Third Amendment to Credit Agreement    Exhibit 10.3(d) to 1998 Form S-1

           (e) Fourth Amendment to Credit Agreement   Exhibit 10.2 to the Quarterly Report
                                                      on Form 10-Q for the quarter ended
                                                      October 31, 1998

           (f) Fifth Amendment to Credit Agreement    Exhibit 10.14(f) to the Annual Report
                                                      on Form 10-K for the fiscal year ended
                                                      January 30, 1999

           (g) Sixth Amendment to Credit Agreement    Exhibit 10.5(g) to the 1999 Form 10-K

           (h) Seventh Amendment to Credit Agreement  Exhibit 10.1 to the 7/29/00 10-Q


13.1           Page 22 of the Annual Report.

13.2           Pages 23 through 27 of the Annual
               Report.

13.3           Pages 28 through 45 of the Annual
               Report.

21.            Subsidiaries of The Bon-Ton.

23.            Consent of Arthur Andersen LLP.

(b)    Reports on Form 8-K filed during the fourth quarter.

                  None

       ----------------------------------
      * Constitutes a management contract or compensatory plan or arrangement.





                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

                                                THE BON-TON STORES, INC.

Dated:      April 16, 2001                By:   /s/ Tim Grumbacher
                                                ------------------
                                                Tim Grumbacher
                                                Chairman of the Board
                                                Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                                          Capacity                        Date
   ---------                                          --------                        ----
   /s/ Tim Grumbacher                                 Chairman of the Board           April 16, 2001
   ---------------------------------                  and Chief Executive Officer
   Tim Grumbacher


   /s/ Samuel J. Gerson                               Director                        April 16, 2001
   ---------------------------------
   Samuel J. Gerson

   /s/ Michael L. Gleim                               Vice Chairman, Chief            April 16, 2001
   ---------------------------------                  Operating Officer
   Michael L. Gleim                                   and Director

   /s/ Lawrence J. Ring                               Director                        April 16, 2001
   ---------------------------------
   Lawrence J. Ring

   /s/ Robert C. Siegel                               Director                        April 16, 2001
   ---------------------------------
   Robert C. Siegel

   /s/ Leon D. Starr                                  Director                        April 16, 2001
   ---------------------------------
   Leon D. Starr

   /s/ Frank Tworecke                                 Vice Chairman, Chief            April 16, 2001
   ---------------------------                        Merchandising Officer
   Frank Tworecke                                     and Director

   /s/ Leon F. Winbigler                              Director                        April 16, 2001
   ---------------------------------
   Leon F. Winbigler

   /s/ Thomas W. Wolf                                 Director                        April 16, 2001
   ---------------------------------
   Thomas W. Wolf

   /s/ James H. Baireuther                      Executive Vice President              April 16, 2001
   ---------------------------------            and Chief Financial Officer
   James H. Baireuther                          (principal financial and
                                                accounting officer)

               INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULE



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS...............................    F-2


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS.......................     F-3

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Bon-Ton Stores, Inc.:

      We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of The Bon-Ton Stores, Inc. included in this annual report on form 10-K and have issued our report thereon dated March 7, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                    /s/ Arthur Andersen LLP


Philadelphia, PA
March 7, 2000

                 SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

                   THE BON-TON STORES, INC. AND SUBSIDIARIES


COLUMN A                       COLUMN B       COLUMN C       COLUMN D         COLUMN E           COLUMN F
-------                       ----------     ----------     ---------       ----------         -----------

                              BALANCE AT     CHARGED TO                                         BALANCE AT
                              BEGINNING        COSTS          OTHER                               END OF
CLASSIFICATION                OF PERIOD      & EXPENSES      INCREASE       DEDUCTIONS            PERIOD
--------------                ----------     ----------      --------       ----------          ----------
Year ended January 30, 1999:
Allowance for doubtful
  accounts.................    $1,977,000     $ 8,851,000 (1)  $   --     $(7,136,000)(2)       $3,692,000

Reserve for store closing..    $5,471,000     $        --      $   --     $(2,663,000)(3)       $2,808,000

Year ended January 29, 2000:
Allowance for doubtful
  accounts.................    $3,692,000     $ 7,038,000 (1)  $   --     $(7,563,000)(2)       $3,167,000

Reserve for store closing..    $2,808,000     $(2,492,000)(4)  $   --     $   (86,000)(3)       $  230,000

Year ended February 3, 2001:
Allowance for doubtful
  accounts.................    $3,167,000     $ 7,197,000 (1)  $   --     $(6,919,000)(2)       $3,445,000

Reserve for store closing..    $  230,000     $        --      $   --     $  (140,000)(3)       $   90,000


____________________
NOTES:

(1) Provision for loss on credit sales.
(2) Uncollectible accounts, written off, net of recoveries.
(3) Store closing expenses, net of monies received from asset liquidation.
(4) Restructuring income, relating to the lease termination as discussed in
    Note 16 of the financial statements.

                                  EXHIBIT INDEX


Exhibit                 Description
-------                 -----------
10.8     Purchase Agreement among the Company, M. Thomas Grumbacher and  MBM
         Land Associates Limited Partnership.


13.1     Page 22 of the Company's Annual Report.


13.2     Pages 23 through 27 of the Company's Annual Report.


13.3     Pages 28 through 45 of the Company's Annual Report.


21.      Subsidiaries of the Registrant


23.      Consent of Arthur Andersen LLP