Form 10-Q
period 2001-05-05
BON TON STORES INC
filed 2001-06-15
CIK 878079

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter ended May 5, 2001                         Commission File Number
                                                                         0-19517


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

         As of June 1, 2001 there were 12,494,456 shares of Common Stock, $0.01 par value, and 2,989,853 shares of Class A Common Stock, $0.01 par value, outstanding.

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                            May 5,      February 3,
(In thousands except share and per share data)                                               2001          2001
-------------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                              $  14,444      $  14,067
   Trade and other accounts receivable, net of allowance for doubtful accounts
      of $2,631 and $3,445 at May 5, 2001 and February 3, 2001, respectively                 26,134         24,052
   Merchandise inventories                                                                  198,411        192,547
   Prepaid expenses and other current assets                                                 10,331          8,503
   Deferred income taxes                                                                      2,176          2,318
                                                                                          ---------      ---------
    Total current assets                                                                    251,496        241,487
                                                                                          ---------      ---------

PROPERTY, FIXTURES AND EQUIPMENT AT COST,
   less accumulated depreciation and amortization                                           145,174        147,415
DEFERRED INCOME TAXES                                                                         2,225          1,163
OTHER ASSETS                                                                                 14,715         14,973
                                                                                          ---------      ---------
    TOTAL ASSETS                                                                          $ 413,610      $ 405,038
                                                                                          =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                       $  58,032      $  57,184
   Accrued payroll and benefits                                                               8,046          8,588
   Accrued expenses                                                                          22,377         21,919
   Current portion of long-term debt                                                            599            584
   Current portion of obligations under capital leases                                          464            479
   Income taxes payable                                                                       2,622         10,422
                                                                                          ---------      ---------
    Total current liabilities                                                                92,140         99,176
                                                                                          ---------      ---------

LONG-TERM DEBT, LESS CURRENT MATURITIES                                                     119,899         97,805
OBLIGATIONS UNDER CAPITAL LEASES, LESS CURRENT MATURITIES                                       853            953
OTHER LONG-TERM LIABILITIES                                                                   7,962          8,242
                                                                                          ---------      ---------
    TOTAL LIABILITIES                                                                       220,854        206,176
                                                                                          ---------      ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred Stock - authorized 5,000,000 shares at $0.01 par value; no shares issued            --             --
   Common Stock - authorized 40,000,000 shares at $0.01 par value; issued and outstanding shares of 12,494,456 and 12,225,501 at May 5, 2001 and
     February 3, 2001, respectively                                                             125            122
   Class A Common Stock - authorized 20,000,000 shares at $0.01 par value;
     issued and outstanding shares of 2,989,853                                                  30             30
   Additional paid-in-capital                                                               107,551        106,882
   Deferred compensation                                                                       (967)          (347)
   Accumulated other comprehensive income                                                    (1,176)            --
   Retained earnings                                                                         87,193         92,175
                                                                                          ---------      ---------
    Total shareholders' equity                                                              192,756        198,862
                                                                                          ---------      ---------
    Total liabilities and shareholders' equity                                            $ 413,610      $ 405,038
                                                                                          =========      =========


  The accompanying notes are an integral part of these consolidated statements.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                    THIRTEEN
                                                   WEEKS ENDED
                                             ------------------------
(In thousands except per share data)           May 5,       April 29,
(Unaudited)                                     2001          2000
---------------------------------------------------------------------
NET SALES                                    $ 149,719      $ 152,135
OTHER INCOME, NET                                  524            572
                                             ---------      ---------
                                               150,243        152,707
                                             ---------      ---------
COSTS AND EXPENSES:
     Costs of merchandise sold                  98,740        100,449
     Selling, general and administrative        53,106         54,025
     Depreciation and amortization               4,450          4,121
                                             ---------      ---------
LOSS FROM OPERATIONS                            (6,053)        (5,888)
INTEREST EXPENSE, NET                            1,917          2,339
                                             ---------      ---------
LOSS BEFORE INCOME TAXES                        (7,970)        (8,227)
INCOME TAX BENEFIT                              (2,989)        (3,127)
                                             ---------      ---------
NET LOSS                                     $  (4,981)     $  (5,100)
                                             =========      =========


PER SHARE AMOUNTS:
BASIC:
     Net loss                                $   (0.33)     $   (0.34)
                                             =========      =========

BASIC SHARES OUTSTANDING                        15,150         14,802


DILUTED:
     Net loss                                $   (0.33)     $   (0.34)
                                             =========      =========

DILUTED SHARES OUTSTANDING                      15,150         14,802


  The accompanying notes are an integral part of these consolidated statements.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                          THIRTEEN
                                                                         WEEKS ENDED
                                                                    ----------------------
(In thousands)                                                       May 5,       April 29,
(Unaudited)                                                           2001          2000
------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $ (4,981)     $ (5,100)
Adjustments to reconcile net loss to net cash used in
   operating activities:
       Depreciation and amortization                                   4,450         4,121
       Changes in operating assets and liabilities, net              (19,064)      (31,857)
                                                                    --------      --------
                    Net cash used in operating activities            (19,595)      (32,836)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures, net                                      (2,029)       (2,499)
       Proceeds from sale of property, fixtures and equipment              8            --
                                                                    --------      --------
                    Net cash used in investing activities             (2,021)       (2,499)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on long-term debt and capital lease obligations      (28,607)      (59,518)
       Proceeds from issuance of long-term debt                       50,600        97,150
       Exercised stock options                                            --             1
                                                                    --------      --------
                    Net cash provided by financing activities         21,993        37,633

                    Net increase in cash and cash equivalents            377         2,298

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      14,067        10,807
                                                                    --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 14,444      $ 13,105
                                                                    ========      ========


SUPPLEMENTAL CASH FLOW INFORMATION:
       Interest paid                                                $  1,588      $  2,534
       Income taxes paid                                            $  7,813      $  7,567



 The accompanying notes are an integral part of these consolidated statements.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


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

The unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation for interim periods have been included. The Company's business is seasonal in nature and the results of operations for the interim periods presented are not necessarily indicative of the results for the full fiscal year. It is suggested these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001 (the "2000 Annual Report").

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


                                         May 5,        April 29,
                                          2001           2000
                                       ----------     ----------
Basic Calculation                      15,150,000     14,802,000
Dilutive Securities --
    Restricted Shares                          --             --
    Options                                    --             --
                                       ----------     ----------
Diluted Calculation                    15,150,000     14,802,000
                                       ----------     ----------
Antidilutive shares and options --
    Restricted Shares                     117,000        457,000
    Options                               928,000      1,424,000


Antidilutive shares and options, consisting of restricted shares and options to purchase shares outstanding, were excluded from the computation of dilutive securities due to the Company's net loss position in the first quarter of 2001 and 2000.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


Had the Company reported a profit for the first quarter of 2001 and 2000, dilutive securities calculated under the treasury stock method would have been zero, as the exercise prices on all options exceeded the average market price and would be antidilutive. Options to purchase shares with exercise prices greater than the average market price were approximately 928,000 and 1,424,000 for the first quarter of 2001 and the first quarter of 2000, respectively.


3.       ADOPTION OF SFAS NOS. 133 AND 138:

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," on February 5, 2001. SFAS No. 133 requires the transition adjustment, net of the tax effect, resulting from adopting these Statements to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle.

The amount of the net-of-tax transition adjustment recorded in accumulated other comprehensive income as a result of recognizing all derivatives that are designated as cash flow hedging instruments at fair value amounted to a net loss of $426,000.


ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company recognizes all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, the Company generally designates the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"). Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. The portion of the change in fair value of a derivative associated with hedge ineffectiveness or the component of a derivative instrument excluded from the assessment of hedge effectiveness is recorded currently in earnings. Also, changes in the entire fair value of a derivative that is not designated as a hedge are recorded immediately in earnings. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as cash flow hedges to specific assets and liabilities on the balance sheet.

The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively.


DEBT PORTFOLIO MANAGEMENT

It is the policy of the Company to identify on a continuing basis the need for debt capital and evaluate the financial risks inherent in funding the Company with debt capital. Reflecting the result of this ongoing review, the debt portfolio and hedging program of the Company is managed with the objectives and intent to (1) reduce funding risk with respect to borrowings made or to be made by the Company to preserve the Company's access to debt capital and provide debt capital as required for funding and liquidity purposes, and (2) reduce the aggregate interest rate risk of the debt portfolio in accordance with certain debt management

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


parameters. The Company enters into interest rate swap agreements to change the fixed/variable interest rate mix of the debt portfolio in order to maintain the percentage of fixed- and variable-rate debt within the parameters set by management. In accordance with these parameters, the agreements are used to reduce interest rate risks and costs inherent in the Company's debt portfolio. Accordingly, the Company currently has interest rate swap contracts outstanding to effectively convert variable-rate debt to fixed-rate debt. These contracts entail the exchange of fixed- and floating-rate interest payments periodically over the life of the agreements.


CASH FLOW HEDGES

Interest expense for the three months ended May 5, 2001 includes $50,000 of net losses related to hedge ineffectiveness. Changes in the fair value of derivatives qualifying as cash flow hedges are reported in accumulated other comprehensive income. The gains and losses are reclassified into earnings as the underlying hedged item affects earnings, such as when quarterly settlements are made on the hedged forecasted transaction. It is expected that approximately $300,000 to $400,000 of net-of-tax losses in accumulated other comprehensive income will be reclassified into earnings within the next twelve months. There was no gain or loss reclassified from accumulated other comprehensive income into earnings during the three month period ended May 5, 2001 as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring. As of May 5, 2001, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is 57 months.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table summarizes the changes in selected operating indicators, illustrating the relationship of various income and expense items expressed as a percentage of net sales for each period presented:

                                                      THIRTEEN
                                                     WEEKS ENDED
                                                ----------------------
                                                 May 5,      April 29,
                                                  2001         2000
----------------------------------------------------------------------
NET SALES                                        100.0%       100.0%
OTHER INCOME, NET                                  0.4          0.4
                                                 -----        -----
                                                 100.4        100.4
                                                 -----        -----
COSTS AND EXPENSES:
      Costs of merchandise sold                   65.9         66.0
      Selling, general and administrative         35.5         35.5
      Depreciation and amortization                3.0          2.7
                                                 -----        -----
LOSS FROM OPERATIONS                              (4.0)        (3.9)
INTEREST EXPENSE, NET                              1.3          1.5
                                                 -----        -----
LOSS BEFORE INCOME TAXES                          (5.3)        (5.4)
INCOME TAX BENEFIT                                (2.0)        (2.1)
                                                 -----        -----
NET LOSS                                          (3.3)%       (3.4)%
                                                 -----        -----

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - (CONTINUED)


THIRTEEN WEEKS ENDED MAY 5, 2001 COMPARED TO THIRTEEN WEEKS ENDED APRIL 29, 2000

For the purposes of the following discussions, all references to "first quarter of 2001" and "first quarter of 2000" are to the Company's thirteen week period ended May 5, 2001 and April 29, 2000, respectively.

NET SALES. Net sales were $149.7 million for the thirteen weeks ended May 5, 2001, a decrease of 1.6% from the same period last year. Comparable store sales decreased 2.6% for the period. Areas of business recording sales increases for the first quarter of 2001 were coats, home, misses sportswear, cosmetics, juniors, womens, shoes and accessories. Weak sales results were recorded in mens and childrens.

OTHER INCOME, NET. Net other income, which consisted mainly of income from leased departments, remained constant at 0.4% of net sales in the first quarter of 2001 and 2000.

COSTS AND EXPENSES. Gross profit as a percentage of net sales increased 0.1 percentage point to 34.1% for the thirteen week period ended May 5, 2001, primarily due to better inventory management and an improvement in the markdown rate. Gross margin dollars decreased $0.7 million to $51.0 million, reflecting the decrease in sales during the period.

Selling, general and administrative expenses decreased $0.9 million to $53.1 million in the first quarter of 2001 from $54.0 million in the comparable prior year period, while the rate remained even with last year at 35.5% of net sales. The corporate expense rate decreased 0.9 percentage point during the period due to reduced payroll and increased finance charge income from the Company's proprietary credit card. The stores' selling, general and administrative rate increased 0.9 percentage point due to increases in payroll, utilities, insurance and rent.

Depreciation and amortization increased to 3.0% of net sales in the first quarter of 2001 from 2.7% of net sales in the first quarter of 2000. The increase was primarily due to $29.6 million of fixed asset additions in fiscal 2000.

LOSS FROM OPERATIONS. The loss from operations in the first quarter of 2001 amounted to $6.1 million, or 4.0% of net sales, compared to a loss from operations of $5.9 million, or 3.9% of net sales, in the first quarter of 2000.

The Company sells receivables through its accounts receivable facility to provide additional working capital. On a pro-forma basis, if the Company had on-balance sheet financing, it would have reduced selling, general and administrative expenses by $2.1 million in the first quarter of 2001 and $2.2 million in the first quarter of 2000. The lower selling, general and administrative expenses would have been offset by a corresponding increase in interest expense for both periods. The net result of the pro-forma reclassification would reflect a loss from operations of $4.0 million in the first quarter of 2001 and loss from operations of $3.7 million in the first quarter of 2000.

INTEREST EXPENSE, NET. Net interest expense decreased $0.4 million to $1.9 million, or 1.3% of net sales, in the first quarter of 2001 from $2.3 million, or 1.5% of net sales, in the first quarter of 2000. The interest savings reflect the impact of decreased debt as a result of the Company's lower inventory levels and reduced average rates on outstanding debt.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - (CONTINUED)


NET LOSS. The net loss in the first quarter of 2001 amounted to $5.0 million, or 3.3% of net sales, compared to a net loss of $5.1 million, or 3.4% of net sales, in the first quarter of 2000.

Due to the seasonal nature of the Company's business, the results for the current period are not necessarily indicative of the results that may be achieved for the full fiscal year of 2001.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital requirements are currently met through a combination of cash, borrowings under its revolving credit facility and proceeds from its accounts receivable facility. The following table summarizes material measures of the Company's liquidity and capital resources:

                                                   May 5,    April 29,
(Dollars in millions)                               2001       2000
----------------------------------------------------------------------
Working capital                                   $ 159.4     $ 176.1

Current ratio                                      2.73:1      2.90:1

Funded debt to total capitalization                0.39:1      0.44:1

Unused availability under lines of credit          $ 52.0      $ 38.6


For the thirteen weeks ended May 5, 2001, net cash used in operating activities amounted to $19.6 million as compared to $32.8 million for the comparable prior year period. The reduction in net cash used in the first quarter of 2001 as compared to the first quarter of 2000 was primarily attributable to decreased working capital requirements reflecting the targeted inventory reduction and a decrease in the cash required for accrued expenses in 2001 as compared to 2000.

Net cash used in investing activities amounted to $2.0 million in the first quarter of 2001 compared to $2.5 million for the comparable period last year, reflecting decreased capital expenditures in the current year.

Net cash provided by financing activities amounted to $22.0 million for the first quarter of 2001 compared to $37.6 million for the comparable period of 2000. The decrease in cash provided by financing activities in the first quarter of 2001 was primarily attributable to reduced borrowings under the Company's revolving credit facility.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not believe its interest rate risks, as described in its 2000 Annual Report, have changed materially other than as noted in Note 3.


PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material developments in any legal proceedings since the Company's disclosure in its 2000 Annual Report.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

         None.

(b) Reports on Form 8-K filed during the quarter:

         None.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           THE BON-TON STORES, INC.


DATE:  June 15, 2001                       BY:  /s/  Michael L. Gleim
      -----------------                        --------------------------------
                                                Michael L. Gleim
                                                Vice Chairman and
                                                Chief Operating Officer



DATE:  June 15, 2001                       BY:  /s/  James H. Baireuther
      -----------------                        --------------------------------
                                                James H. Baireuther
                                                Executive Vice President and
                                                Chief Financial Officer