Form 10-Q
period 2001-08-04
BON TON STORES INC
filed 2001-09-17
CIK 878079

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


      For the Quarter ended August 4, 2001                Commission File Number
                                                                  0-19517


                            THE BON-TON STORES, INC.
                             2801 EAST MARKET STREET
                            YORK, PENNSYLVANIA 17402
                                 (717) 757-7660


      INCORPORATED IN PENNSYLVANIA                            IRS NO. 23-2835229






      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

      As of August 31, 2001 there were 12,487,456 shares of Common Stock, $0.01 par value, and 2,989,853 shares of Class A Common Stock, $0.01 par value, outstanding.

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS





                                                                                       August 4,      February 3,
(In thousands except share and per share data)                                           2001           2001
----------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)


ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                              $  15,454      $  14,067
Trade and other accounts receivable, net of allowance for doubtful accounts
   of $2,574 and $3,445 at August 4, 2001 and February 3, 2001, respectively              24,540         24,052
Merchandise inventories                                                                  192,532        192,547
Prepaid expenses and other current assets                                                 15,575          8,503
Deferred income taxes                                                                      2,025          2,318
                                                                                       ---------      ---------
   Total current assets                                                                  250,126        241,487
                                                                                       ---------      ---------

PROPERTY, FIXTURES AND EQUIPMENT AT COST,
less accumulated depreciation and amortization                                           144,761        147,415
DEFERRED INCOME TAXES                                                                      2,689          1,163
OTHER ASSETS                                                                              14,412         14,973
                                                                                       ---------      ---------
   TOTAL ASSETS                                                                        $ 411,988      $ 405,038
                                                                                       =========      =========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                       $  65,598      $  57,184
Accrued payroll and benefits                                                               8,316          8,588
Accrued expenses                                                                          19,265         21,919
Current portion of long-term debt                                                            614            584
Current portion of obligations under capital leases                                          468            479
Income taxes payable                                                                       2,640         10,422
                                                                                       ---------      ---------
   Total current liabilities                                                              96,901         99,176
                                                                                       ---------      ---------

LONG-TERM DEBT, LESS CURRENT MATURITIES                                                  115,240         97,805
OBLIGATIONS UNDER CAPITAL LEASES, LESS CURRENT MATURITIES                                    730            953
OTHER LONG-TERM LIABILITIES                                                                9,913          8,242
                                                                                       ---------      ---------
   TOTAL LIABILITIES                                                                     222,784        206,176
                                                                                       ---------      ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred Stock - authorized 5,000,000 shares at $0.01 par value; no shares issued            --             --
Common Stock - authorized 40,000,000 shares at $0.01 par value; issued and outstanding shares of 12,487,456 and 12,225,501 at August 4, 2001 and
  February 3, 2001, respectively                                                             125            122
Class A Common Stock - authorized 20,000,000 shares at $0.01 par value;
  issued and outstanding shares of 2,989,853                                                  30             30
Additional paid-in-capital                                                               107,534        106,882
Deferred compensation                                                                       (871)          (347)
Accumulated other comprehensive income                                                    (1,668)            --
Retained earnings                                                                         84,054         92,175
                                                                                       ---------      ---------
   Total shareholders' equity                                                            189,204        198,862
                                                                                       ---------      ---------
   Total liabilities and shareholders' equity                                          $ 411,988      $ 405,038
                                                                                       =========      =========


  The accompanying notes are an integral part of these consolidated statements.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                        THIRTEEN                    TWENTY-SIX
                                                      WEEKS ENDED                  WEEKS ENDED
                                               ------------------------      ------------------------
(In thousands except per share data)           August 4,       July 29,      August 4,       July 29,
(Unaudited)                                      2001           2000           2001           2000
------------------------------------------     ---------      ---------      ---------      ---------
NET SALES                                      $ 150,867      $ 156,346      $ 300,586      $ 308,481
OTHER INCOME, NET                                    518            539          1,042          1,111
                                               ---------      ---------      ---------      ---------
                                                 151,385        156,885        301,628        309,592
                                               ---------      ---------      ---------      ---------
COSTS AND EXPENSES:
       Costs of merchandise sold                  95,637         98,150        194,377        198,599
       Selling, general and administrative        54,112         54,175        107,218        108,200
       Depreciation and amortization               4,484          4,121          8,934          8,242
       Unusual expense                                --          6,485             --          6,485
                                               ---------      ---------      ---------      ---------
LOSS FROM OPERATIONS                              (2,848)        (6,046)        (8,901)       (11,934)
INTEREST EXPENSE, NET                              2,175          2,821          4,092          5,160
                                               ---------      ---------      ---------      ---------
LOSS BEFORE INCOME TAXES                          (5,023)        (8,867)       (12,993)       (17,094)
INCOME TAX BENEFIT                                (1,884)        (3,370)        (4,873)        (6,497)
                                               ---------      ---------      ---------      ---------
NET LOSS                                       $  (3,139)     $  (5,497)     $  (8,120)     $ (10,597)
                                               =========      =========      =========      =========


PER SHARE AMOUNTS:
BASIC:
       Net loss                                $   (0.21)     $   (0.37)     $   (0.54)     $   (0.72)
                                               =========      =========      =========      =========

BASIC SHARES OUTSTANDING                          15,161         14,813         15,155         14,808


DILUTED:
       Net loss                                $   (0.21)     $   (0.37)     $   (0.54)     $   (0.72)
                                               =========      =========      =========      =========

DILUTED SHARES OUTSTANDING                        15,161         14,813         15,155         14,808


  The accompanying notes are an integral part of these consolidated statements.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                          TWENTY-SIX
                                                                          WEEKS ENDED
                                                                    ------------------------
(In thousands)                                                      August 4,      July 29,
(Unaudited)                                                            2001           2000
---------------------------------------------------------------     ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $  (8,120)     $ (10,597)
Adjustments to reconcile net loss to net cash
   used in operating activities:
       Depreciation and amortization                                    8,934          8,242
       Proceeds from sale of accounts receivable, net                 (13,100)       (10,200)
       Changes in operating assets and liabilities, net                 2,369        (12,560)
                                                                    ---------      ---------
                    Net cash used in operating activities              (9,917)       (25,115)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures, net                                       (5,939)        (6,132)
       Proceeds from sale of property, fixtures and equipment              12              6
                                                                    ---------      ---------
                    Net cash used in investing activities              (5,927)        (6,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on long-term debt and capital lease obligations       (76,269)      (125,942)
       Proceeds from issuance of long-term debt                        93,500        157,300
       Exercised stock options                                             --              1
                                                                    ---------      ---------
                    Net cash provided by financing activities          17,231         31,359

                    Net increase in cash and cash equivalents           1,387            118

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       14,067         10,807

                                                                    ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  15,454      $  10,925
                                                                    =========      =========



SUPPLEMENTAL CASH FLOW INFORMATION:
       Interest paid                                                $   3,454      $   4,730
       Income taxes paid                                            $   7,820      $   7,596


  The accompanying notes are an integral part of these consolidated statements.

                  THE BON-TON STORES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


The Bon-Ton Stores, Inc., a Pennsylvania corporation, was incorporated on January 31, 1996 as successor of a company established on January 31, 1929 and currently operates, as one business segment, 73 retail department stores located in Pennsylvania, New York, New Jersey, Maryland, Connecticut, Massachusetts, New Hampshire, Vermont and West Virginia.

1.    BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements include accounts of The Bon-Ton Stores, Inc. and its wholly-owned subsidiaries (the "Company"). All intercompany transactions and balances have been eliminated in consolidation.

The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation of interim periods have been included. The Company's business is seasonal in nature and the results of operations for interim periods presented are not necessarily indicative of results for the full fiscal year. It is suggested these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001 (the "2000 Annual Report").

Certain prior year balances have been reclassified to conform with the current year presentation.

2.    PER SHARE AMOUNTS:

The presentation of earnings per share (EPS) requires a reconciliation of the numerators and denominators used in basic and diluted EPS calculations. The numerator, net loss, is identical in both calculations. The following table presents a reconciliation of the shares outstanding for the respective calculations for each period presented on the accompanying Consolidated Statements of Operations:

                                               THIRTEEN                     TWENTY-SIX
                                              WEEKS ENDED                   WEEKS ENDED
                                        -------------------------     -------------------------
                                         August 4,      July 29,       August 4,      July 29,
                                           2001           2000           2001           2000
                                        ----------     ----------     ----------     ----------
Basic Calculation                       15,161,000     14,813,000     15,155,000     14,808,000
Dilutive securities ---
    Restricted Shares                           --             --             --             --
    Options                                     --             --             --             --
                                        ----------     ----------     ----------     ----------
Diluted Calculation                     15,161,000     14,813,000     15,155,000     14,808,000
                                        ----------     ----------     ----------     ----------
Antidilutive shares and options ---
    Restricted Shares                      321,000        428,000        219,000        443,000
    Options                                929,000      1,367,000        928,000      1,401,000


Antidilutive shares and options, consisting of restricted shares and options to purchase shares outstanding, were excluded from the computation of dilutive securities due to the Company's net loss position in the thirteen weeks and twenty-six weeks ended August 4, 2001 and July 29, 2000.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

The following table reflects approximate dilutive securities calculated under the treasury stock method had the Company reported profit for the thirteen and twenty-six week periods ended August 4, 2001 and July 29, 2000:

                                            THIRTEEN           TWENTY-SIX
                                          WEEKS ENDED          WEEKS ENDED
                                       --------------------  -------------------
                                       August 4,   July 29,  August 4,  July 29,
                                         2001       2000       2001      2000
                                        ------      ----     ------      ----
Approximate Dilutive Securities ---
    Restricted Shares                   20,000        --     10,000        --
    Options                                 --        --         --        --


Antidilutive options, options to purchase shares with exercise prices greater than average market price, were excluded from the above table.


3.    ADOPTION OF SFAS NOS. 133 AND 138:

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," on February 5, 2001. SFAS No. 133 requires the transition adjustment, net of the tax effect, resulting from adopting these Statements to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. In the first quarter of 2001, a $426,000 net-of-tax loss transition adjustment was recorded in accumulated other comprehensive income as a result of recognizing at fair value all derivatives designated as cash flow hedging instruments.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company recognizes all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, the Company generally designates the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"). Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. The portion of the change in fair value of a derivative associated with hedge ineffectiveness or the component of a derivative instrument excluded from the assessment of hedge effectiveness is recorded currently in earnings. Also, changes in the entire fair value of a derivative that is not designated as a hedge are recorded immediately in earnings. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as cash flow hedges to specific balance sheet assets and liabilities.

The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively for the respective derivative.

                  THE BON-TON STORES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

DEBT PORTFOLIO MANAGEMENT

It is the policy of the Company to identify on a continuing basis the need for debt capital and evaluate the financial risks inherent in funding the Company with debt capital. Reflecting the result of this ongoing review, the debt portfolio and hedging program of the Company is managed with the objectives and intent to (1) reduce funding risk with respect to borrowings made or to be made by the Company to preserve the Company's access to debt capital and provide debt capital as required for funding and liquidity purposes, and (2) reduce the aggregate interest rate risk of the debt portfolio in accordance with certain debt management parameters. The Company enters into interest rate swap agreements to change the fixed/variable interest rate mix of the debt portfolio in order to maintain the percentage of fixed- and variable-rate debt within parameters set by management. In accordance with these parameters, swap agreements are used to reduce interest rate risks and costs inherent in the Company's debt portfolio. Accordingly, the Company currently has interest rate swap contracts outstanding to effectively convert variable-rate debt to fixed-rate debt. These contracts entail the exchange of fixed- and floating-rate interest payments periodically over the life of the agreements.

CASH FLOW HEDGES

Interest expense for the twenty-six weeks ended August 4, 2001 includes $50,000 of net losses related to hedge ineffectiveness. Changes in the fair value of derivatives qualifying as cash flow hedges are reported in accumulated other comprehensive income. Gains and losses are reclassified into earnings as the underlying hedged item affects earnings, such as when quarterly settlements are made on the hedged forecasted transaction. It is expected that approximately $600,000 to $700,000 of net-of-tax losses in accumulated other comprehensive income will be reclassified into earnings within the next twelve months. There was no gain or loss reclassified from accumulated other comprehensive income into earnings during the six month period ended August 4, 2001 as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring. As of August 4, 2001, the maximum time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is 54 months.


4.    ADOPTION OF SFAS NOS. 141 AND 142:

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for the Company on January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company is in the process of evaluating the financial statement impact of SFAS No. 142 adoption.

                  THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table summarizes changes in select operating indicators, illustrating the relationship of various income and expense items expressed as a percentage of net sales for the respective period presented:

                                                 THIRTEEN                   TWENTY-SIX
                                                WEEKS ENDED                 WEEKS ENDED
                                             ---------------------     ---------------------
                                             August 4,    July 29,     August 4,    July 29,
                                               2001         2000         2001         2000
-----------------------------------------     ------       ------       ------       ------
NET SALES                                     100.0 %      100.0 %      100.0 %      100.0 %
OTHER INCOME, NET                                0.3          0.3          0.4          0.4
                                              ------       ------       ------       ------
                                               100.3        100.3        100.4        100.4
                                              ------       ------       ------       ------
COSTS AND EXPENSES:
      Costs of merchandise sold                 63.4         62.8         64.7         64.4
      Selling, general and administrative       35.9         34.7         35.7         35.1
      Depreciation and amortization              3.0          2.6          3.0          2.7
      Unusual expense                             --          4.1           --          2.1
                                              ------       ------       ------       ------
LOSS FROM OPERATIONS                            (1.9)        (3.9)        (3.0)        (3.9)
INTEREST EXPENSE, NET                            1.4          1.8          1.4          1.7
                                              ------       ------       ------       ------
LOSS BEFORE INCOME TAXES                        (3.3)        (5.7)        (4.3)        (5.5)
INCOME TAX BENEFIT                              (1.2)        (2.2)        (1.6)        (2.1)
                                              ------       ------       ------       ------
NET LOSS                                        (2.1)%       (3.5)%       (2.7)%       (3.4)%
                                              ------       ------       ------       ------


THIRTEEN WEEKS ENDED AUGUST 4, 2001 COMPARED TO THIRTEEN WEEKS ENDED JULY 29,
2000

For purposes of the following discussions, all references to "second quarter of 2001" and "second quarter of 2000" are to the Company's thirteen week period ended August 4, 2001 and July 29, 2000, respectively.

NET SALES. Net sales for the second quarter of 2001 were $150.9 million, reflecting a decrease of 3.5% from the same period last year. Comparable store sales decreased 4.6% in the second quarter of 2001. Areas of business recording sales increases for the second quarter of 2001 were coats and home.

OTHER INCOME, NET. Net other income, principally income from leased departments, remained constant at 0.3% of net sales in the second quarter of 2001 compared to the second quarter of 2000.

COSTS AND EXPENSES. Gross profit as a percentage of net sales decreased 0.6 percentage point to 36.6% for the thirteen week period ended August 4, 2001 from 37.2% for the comparable period last year, primarily reflecting an increased markdown rate due to aggressive promotional programs. Gross margin in the second quarter of 2001 decreased $3.0 million compared to the second quarter of 2000, reflecting decreases in sales volume and gross profit percentage in the second quarter of 2001.

                  THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Selling, general and administrative expenses for the second quarter of 2001 were slightly below prior year. The current year expense rate increased 1.2 percentage points to 35.9% of net sales, as compared to 34.7% of net sales in the second quarter of 2000, reflecting the sales decrease in the second quarter of 2001. The corporate expense rate decreased 0.8 percentage point, principally due to a reduction in services purchased and increased finance charge income from the Company's proprietary credit card. The stores' selling, general and administrative rate increased 2.0 percentage points, primarily the result of additional insurance and rent charges and an increased payroll rate due to lower sales in the second quarter of 2001.

Depreciation and amortization increased to 3.0% of net sales in the second quarter of 2001, from 2.6% in the second quarter of 2000. The increase was primarily due to full-year depreciation on $29.6 million of fiscal 2000 fixed asset additions.

Unusual expense of $6.5 million was incurred in the second quarter of 2000 relating to the early retirement of Mr. Heywood Wilansky as President and Chief Executive Officer, realignment and elimination of certain senior management positions and headcount reduction initiatives implemented by the Company.

LOSS FROM OPERATIONS. The loss from operations in the second quarter of 2001 amounted to $2.8 million, or 1.9% of net sales, compared to a loss from operations of $6.0 million, or 3.9% of net sales, in the second quarter of 2000.

The Company sells receivables through its accounts receivable facility to provide additional working capital. On a pro-forma basis, if the Company had on-balance sheet financing, it would have reduced selling, general and administrative expenses by $1.7 million in the second quarter of 2001 and $2.2 million in the second quarter of 2000. The lower selling, general and administrative expenses would have been offset by a corresponding increase in interest expense for both periods. The net result of the pro-forma reclassification would reflect a loss from operations of $1.2 million in the second quarter of 2001 and a loss from operations of $3.8 million for the second quarter of 2000.

INTEREST EXPENSE, NET. Net interest expense decreased $646,000 to 1.4% of net sales in the second quarter of 2001 from $2.8 million, or 1.8% of net sales, in the second quarter of 2000. The interest savings reflect the impact of decreased debt as a result of the Company's lower inventory levels and reduced average rates on outstanding debt.

NET LOSS. The net loss in the second quarter of 2001 amounted to $3.1 million compared to a net loss of $5.5 million in the second quarter of 2000.

Due to the seasonal nature of the Company's business, results for the current period are not necessarily indicative of results that may be achieved for the full fiscal year of 2001.


TWENTY-SIX WEEKS ENDED AUGUST 4, 2001 COMPARED TO TWENTY-SIX WEEKS ENDED JULY 29, 2000

For purposes of the following discussions, all references to "2001" and "2000" are to the Company's twenty-six week period ended August 4, 2001 and July 29, 2000, respectively.

NET SALES. Net sales were $300.6 million for the twenty-six weeks ended August 4, 2001, a decrease of 2.6% from the same period last year. Comparable store sales decreased 3.6% for the six-month period, with coats, home and juniors achieving sales increases.

                  THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


OTHER INCOME, NET. Net other income, principally income from leased departments, remained constant at 0.4% of net sales in 2001 and 2000.

COSTS AND EXPENSES. Gross margin in 2001 decreased $3.7 million compared to 2000, principally reflecting the decrease in 2001 sales. 2001 gross profit as a percentage of net sales decreased 0.3 percentage point to 35.3%, from 35.6% for the comparable period last year.

Selling, general and administrative expenses decreased $1.0 million to $107.2 million in 2001 from $108.2 million in 2000. The expense rate increased 0.6 percentage point to 35.7% of net sales, principally due to decreased sales in 2001. The corporate expense rate decreased 0.9 percentage point due to a reduction in services purchased and increased finance charge income from the Company's proprietary credit card. The stores expense rate increased 1.5 percentage points during the six-month period, primarily the result of additional insurance and rent charges and an increased payroll rate due to lower sales.

Depreciation and amortization increased to 3.0% of net sales in 2001 from 2.7% of net sales in 2000. The increase was primarily due to full-year depreciation on $29.6 million of fiscal 2000 fixed asset additions.

Unusual expense of $6.5 million was incurred in 2000 relating to the early retirement of Mr. Heywood Wilansky as President and Chief Executive Officer, realignment and elimination of certain senior management positions and headcount reduction initiatives implemented by the Company.

LOSS FROM OPERATIONS. The loss from operations in the current year amounted to $8.9 million, or 3.0% of net sales, compared to a loss from operations of $11.9 million, or 3.9% of net sales, in 2000.

The Company sells receivables through its accounts receivable facility to provide additional working capital. On a pro-forma basis, if the Company had on-balance sheet financing, it would have reduced selling, general and administrative expenses by $3.8 million in 2001 and $4.4 million in 2000. The lower selling, general and administrative expenses would have been offset by a corresponding increase in interest expense for both periods. The net result of the pro-forma reclassification would reflect a loss from operations of $5.1 million in 2001 and a loss from operations of $7.5 million in 2000.

INTEREST EXPENSE, NET. Net interest expense decreased $1.1 million to $4.1 million, or 1.4% of net sales, in 2001 from $5.2 million, or 1.7% of net sales, in 2000. The decrease was primarily attributable to lower inventory levels and reduced average rates on outstanding debt.

NET LOSS. The net loss in 2001 amounted to $8.1 million compared to a net loss of $10.6 million in 2000.

Due to the seasonal nature of the Company's business, results for the current period are not necessarily indicative of results that may be achieved for the full fiscal year of 2001.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital requirements are currently met through a combination of cash, borrowings under its revolving credit facility and proceeds from its accounts receivable facility.

                  THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


The following table summarizes the Company's liquidity and capital resources:

                                                      August 4,        July 29,
(Dollars in millions)                                   2001            2000
-------------------------------------------------------------------------------
Working capital                                       $ 153.2         $ 163.3

Current ratio                                          2.58:1          2.64:1

Funded debt to total capitalization                    0.38:1          0.43:1

Unused availability under lines of credit              $ 37.3          $ 23.0



For the twenty-six weeks ended August 4, 2001, net cash used in operating activities amounted to $9.9 million as compared to net cash used of $25.1 million for the comparable period last year. The decrease in net cash used in 2001 as compared to 2000 was primarily attributable to a decrease in the Company's working capital requirements. Specifically, merchandise inventories remained flat in 2001 compared to an increase of $5.3 million in 2000. Accounts payable and accrued expenses increased $5.0 million compared to a decrease of $11.4 million in 2000, principally a reflection of lower beginning-of-year balances in 2001 as compared to 2000.

Net cash used in investing activities remained relatively flat at $5.9 million in 2001 compared to $6.1 million for the comparable period last year.

Net cash provided by financing activities amounted to $17.2 million for 2001 compared to $31.4 million for the comparable period of 2000. The decrease in cash provided by financing activities in 2001 was primarily attributable to decreased advances from the Company's revolving credit facility on lower working capital needs.

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

                  THE BON-TON STORES, INC. AND SUBSIDIARIES


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not believe its interest rate risks, as described in the 2000 Annual Report, have changed materially other than as described in Note 3.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material developments in any legal proceedings since the Company's disclosure in its 2000 Annual Report.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 19, 2001, the Company held its Annual Meeting of Shareholders. The following matter was submitted for vote:

      1. The following individuals were nominated and elected to serve as the directors of the Company:

                  M. Thomas Grumbacher          For:  40,481,731
                                                Withhold Authority:     962,431

                  Samuel J. Gerson              For:  41,311,348
                                                Withhold Authority:     132,814

                  Michael L. Gleim              For:  40,489,881
                                                Withhold Authority:     954,281

                  Lawrence J. Ring              For:  41,311,548
                                                Withhold Authority:     132,614

                  Robert C. Siegel              For:  41,311,348
                                                Withhold Authority:     132,814

                  Leon D. Starr                 For:  40,789,603
                                                Withhold Authority:     654,559

                  Frank Tworecke                For:  41,010,723
                                                Withhold Authority:     433,439

                  Leon F. Winbigler             For:  41,285,448
                                                Withhold Authority:     158,714

                  Thomas W. Wolf                For:  40,790,281
                                                Withhold Authority:     653,881

                  THE BON-TON STORES, INC. AND SUBSIDIARIES


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

      Exhibit No. Description

              10.1  Amended and Restated Receivables Purchase Agreement

              10.2  Supplemental Executive Retirement Plan


(b)  Reports on Form 8-K filed during the quarter:

      None.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                THE BON-TON STORES, INC.


  DATE:  September 13, 2001                  BY:   /s/  Tim Grumbacher
        ---------------------                     ------------------------
                                                   Tim Grumbacher
                                                   Chairman of the Board and
                                                   Chief Executive Officer



  DATE:  September 13, 2001                  BY:   /s/  James H. Baireuther
        ---------------------                     ----------------------------
                                                   James H. Baireuther
                                                   Executive Vice President and
                                                   Chief Financial Officer