Form 10-Q
period 2001-11-03
BON TON STORES INC
filed 2001-12-17
CIK 878079

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter ended November 3, 2001                    Commission File Number
                                                                 0-19517


                            THE BON-TON STORES, INC.

                             2801 EAST MARKET STREET
                            YORK, PENNSYLVANIA 17402

                                 (717) 757-7660

INCORPORATED IN PENNSYLVANIA                                  IRS NO. 23-2835229







         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.        Yes    X        No
                                              -------        ------

         As of November 30, 2001 there were 12,483,941 shares of Common Stock, $0.01 par value, and 2,989,853 shares of Class A Common Stock, $0.01 par value, outstanding.

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                       November 3,      February 3,
(In thousands except share and per share data)                                                            2001             2001
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      (Unaudited)
ASSETS
CURRENT ASSETS:

   Cash and cash equivalents                                                                           $  15,261        $  14,067
   Trade and other accounts receivable, net of allowance for doubtful accounts
      of  $2,972 and $3,445 at November 3, 2001 and February 3, 2001, respectively                        29,750           24,052
   Merchandise inventories                                                                               234,022          192,547
   Prepaid expenses and other current assets                                                              15,461            8,503
   Deferred income taxes                                                                                   2,582            2,318
                                                                                                       ---------------------------
    Total current assets                                                                                 297,076          241,487
                                                                                                       ---------------------------

PROPERTY, FIXTURES AND EQUIPMENT AT COST,

   less accumulated depreciation and amortization                                                        144,476          147,415
DEFERRED INCOME TAXES                                                                                      3,877            1,163
OTHER ASSETS                                                                                              14,143           14,973
                                                                                                       ---------------------------
    TOTAL ASSETS                                                                                       $ 459,572        $ 405,038
                                                                                                       ---------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:

   Accounts payable                                                                                    $  80,288        $  57,184
   Accrued payroll and benefits                                                                            9,912            8,588
   Accrued expenses                                                                                       22,531           21,919
   Current portion of long-term debt                                                                         630              584
   Current portion of obligations under capital leases                                                       472              479
   Income taxes payable                                                                                    3,162           10,422
                                                                                                       ---------------------------
    Total current liabilities                                                                            116,995           99,176
                                                                                                       ---------------------------

LONG-TERM DEBT, LESS CURRENT MATURITIES                                                                  142,876           97,805
OBLIGATIONS UNDER CAPITAL LEASES, LESS CURRENT MATURITIES                                                    605              953
OTHER LONG-TERM LIABILITIES                                                                               12,171            8,242
                                                                                                       ---------------------------
    TOTAL LIABILITIES                                                                                    272,647          206,176
                                                                                                       ---------------------------

SHAREHOLDERS' EQUITY

   Preferred Stock - authorized 5,000,000 shares at $0.01 par value; no shares issued                          -                -
   Common Stock - authorized 40,000,000 shares at $0.01 par value; issued and outstanding shares of 12,483,941 and 12,225,501 at November 3, 2001 and
     February 3, 2001, respectively                                                                          125              122
   Class A Common Stock - authorized 20,000,000 shares at $0.01 par value;
     issued and outstanding shares of 2,989,853                                                               30               30
   Additional paid-in-capital                                                                            107,496          106,882
   Deferred compensation                                                                                    (484)            (347)
   Accumulated other comprehensive income                                                                 (3,812)               -
   Retained earnings                                                                                      83,570           92,175
                                                                                                       ---------------------------
    TOTAL SHAREHOLDERS' EQUITY                                                                           186,925          198,862
                                                                                                       ---------------------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                         $ 459,572        $ 405,038
                                                                                                       ---------------------------


The accompanying notes are an integral part of these consolidated statements.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            THIRTEEN                          THIRTY-NINE
                                                                           WEEKS ENDED                        WEEKS ENDED
                                                               ------------------------------------------------------------------
(In thousands except per share data)                                November 3,     October 28,       November 3,      October 28,
(Unaudited)                                                            2001           2000               2001             2000
---------------------------------------------------------------------------------------------------------------------------------
NET SALES                                                           $ 175,621       $ 174,924         $ 476,207        $ 483,405
OTHER INCOME, NET                                                         466             468             1,508            1,579
                                                               ------------------------------------------------------------------
                                                                      176,087         175,392           477,715          484,984
                                                               ------------------------------------------------------------------
COSTS AND EXPENSES:

       Costs of merchandise sold                                      111,898         110,178           306,275          308,777
       Selling, general and administrative                             56,656          56,010           163,874          164,210
       Depreciation and amortization                                    4,908           4,677            13,842           12,919
       Unusual expense                                                    916               -               916            6,485
                                                               ------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS                                           1,709           4,527            (7,192)          (7,407)
INTEREST EXPENSE, NET                                                   2,484           2,906             6,576            8,066
                                                               ------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                                        (775)          1,621           (13,768)         (15,473)
INCOME TAX PROVISION (BENEFIT)                                           (291)            615            (5,164)          (5,882)
                                                               ------------------------------------------------------------------
NET INCOME (LOSS)                                                   $    (484)      $   1,006         $  (8,604)       $  (9,591)
                                                               ------------------------------------------------------------------


PER SHARE AMOUNTS:
BASIC:

       Net income (loss)                                            $   (0.03)      $    0.07         $   (0.57)       $   (0.64)
                                                               ------------------------------------------------------------------

BASIC SHARES OUTSTANDING                                               15,214          15,051            15,175           14,889


DILUTED:

       Net income (loss)                                            $   (0.03)      $    0.07         $   (0.57)       $   (0.64)
                                                               ------------------------------------------------------------------

DILUTED SHARES OUTSTANDING                                             15,214          15,051            15,175           14,889


The accompanying notes are an integral part of these consolidated statements.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           THIRTY-NINE
                                                                                           WEEKS ENDED
                                                                                ----------------------------------
(In thousands)                                                                  November 3,              October 28,
(Unaudited)                                                                        2001                     2000
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                        $ (8,604)                $ (9,591)
Adjustments to reconcile net loss to net cash
   used in operating activities:
       Depreciation and amortization                                              13,842                   12,919
       Proceeds from sale of accounts receivable, net                             (8,200)                  (6,500)
       Changes in operating assets and liabilities, net                          (30,240)                 (39,890)
                                                                                ----------------------------------
                    Net cash used in operating activities                        (33,202)                 (43,062)

CASH FLOWS FROM INVESTING ACTIVITIES:

       Capital expenditures, net                                                 (10,381)                 (17,351)
       Proceeds from sale of property, fixtures and equipment                         16                       10
                                                                                ----------------------------------
                    Net cash used in investing activities                        (10,365)                 (17,341)

CASH FLOWS FROM FINANCING ACTIVITIES:

       Payments on long-term debt and capital lease obligations                 (115,489)                (183,673)
       Proceeds from issuance of long-term debt                                  160,250                  245,950
       Exercised stock options                                                         -                        1
                                                                                ----------------------------------
                    Net cash provided by financing activities                     44,761                   62,278

                    Net increase in cash and cash equivalents                      1,194                    1,875

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  14,067                   10,807

                                                                                ----------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 15,261                 $ 12,682
                                                                                ----------------------------------



SUPPLEMENTAL CASH FLOW INFORMATION:

       Interest paid                                                            $  5,471                 $  8,301
       Income taxes paid                                                        $  7,838                 $  7,620


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

The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation of interim periods have been included. The Company's business is seasonal in nature and results of operations for interim periods presented are not necessarily indicative of results for the full fiscal year. It is suggested these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001 (the "2000 Annual Report").

Certain prior year balances have been reclassified to conform with the current year presentation.

2.       PER SHARE AMOUNTS:

The presentation of earnings per share (EPS) requires a reconciliation of numerators and denominators used in basic and diluted EPS calculations. The numerator, net loss, is identical in both calculations. The following table presents a reconciliation of shares outstanding for the respective calculations for each period presented on the accompanying Consolidated Statements of
Operations:

                                                                THIRTEEN                                    THIRTY-NINE
                                                               WEEKS ENDED                                  WEEKS ENDED
                                                      -----------------------------               ------------------------------
                                                      November 3,        October 28,              November 3,         October 28,
                                                         2001               2000                     2001                2000
                                                      ----------         ----------               ----------          ----------
Basic Calculation                                     15,214,000         15,051,000               15,175,000          14,889,000
Dilutive securities ---
    Restricted Shares                                          -                  -                        -                   -
    Options                                                    -                  -                        -                   -
                                                      ----------         ----------               ----------          ----------
Diluted Calculation                                   15,214,000         15,051,000               15,175,000          14,889,000
                                                      ----------         ----------               ----------          ----------
Antidilutive shares and options ---
    Restricted Shares                                    262,000            166,000                  233,000             350,000
    Options                                              903,000          1,171,000                  918,000           1,324,000

Antidilutive shares and options, consisting of restricted shares and options to purchase shares outstanding, were excluded from the computation of dilutive securities for the thirteen weeks ended November 3, 2001 and thirty-nine weeks ended November 3, 2001 and October 28, 2000 due to the Company's net loss position in those periods.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

The following table reflects approximate dilutive securities had the Company reported profit for the thirteen weeks ended November 3, 2001 and thirty-nine weeks ended November 3, 2001 and October 28, 2000:

                                                         THIRTEEN                                   THIRTY-NINE
                                                        WEEKS ENDED                                 WEEKS ENDED
                                                -----------------------------               -------------------------------
                                                November 3,        October 28,              November 3,         October 28,
                                                    2001               2000                     2001                2000
                                                ----------         ----------               ----------          -----------
Approximate Dilutive Securities ---
    Restricted Shares                              7,000                  -                   12,000                 -
    Options                                            -                  -                        -                 -

Antidilutive options, options to purchase shares with exercise prices greater than average market price, were excluded from the above table.

3.       ADOPTION OF SFAS NOS. 133 AND 138:

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," on February 5, 2001. SFAS No. 133 requires the transition adjustment, net of tax effect, resulting from adopting these Statements to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. In the first quarter of 2001, a $426,000 net-of-tax loss transition adjustment was recorded in accumulated other comprehensive income as a result of recognizing at fair value all derivatives designated as cash flow hedging instruments.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company recognizes all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, the Company generally designates the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"). Changes in the fair value of a derivative that is designated as, and meets all required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. The portion of the change in fair value of a derivative associated with hedge ineffectiveness or the component of a derivative instrument excluded from the assessment of hedge effectiveness is recorded currently in earnings. Also, changes in the entire fair value of a derivative that is not designated as a hedge are recorded immediately in earnings. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as cash flow hedges to specific balance sheet assets and liabilities.

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

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

DEBT PORTFOLIO MANAGEMENT

It is the policy of the Company to identify on a continuing basis the need for debt capital and evaluate financial risks inherent in funding the Company with debt capital. Reflecting the result of this ongoing review, the debt portfolio and hedging program of the Company is managed with the objectives and intent to
(1) reduce funding risk with respect to borrowings made or to be made by the Company to preserve the Company's access to debt capital and provide debt capital as required for funding and liquidity purposes, and (2) reduce the aggregate interest rate risk of the debt portfolio in accordance with certain debt management parameters. The Company enters into interest rate swap agreements to change the fixed/variable interest rate mix of the debt portfolio in order to maintain the percentage of fixed-rate and variable-rate debt within parameters set by management. In accordance with these parameters, swap agreements are used to reduce interest rate risks and costs inherent in the Company's debt portfolio. Accordingly, the Company currently has interest rate swap contracts outstanding to effectively convert variable-rate debt to fixed-rate debt. These contracts entail the exchange of fixed- and floating-rate interest payments periodically over the agreement life.

CASH FLOW HEDGES

Interest expense for the thirty-nine weeks ended November 3, 2001 includes $143,000 of net losses related to hedge ineffectiveness. Changes in fair value of derivatives qualifying as cash flow hedges are reported in accumulated other comprehensive income. Gains and losses are reclassified into earnings as the underlying hedged item affects earnings, such as when quarterly settlements are made on the hedged forecasted transaction. It is expected that approximately $1.5 million of net-of-tax losses in accumulated other comprehensive income will be reclassified into earnings within the next twelve months. There was no gain or loss reclassified from accumulated other comprehensive income into earnings during the nine month period ended November 3, 2001 as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring. As of November 3, 2001, the maximum time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is 51 months.

4.       ADOPTION OF SFAS NOS. 141 AND 142:

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for the Company on January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized, but instead will be subject to periodic impairment testing. The Company is in the process of evaluating the financial statement impact of SFAS No. 142 adoption.


5.       UNUSUAL EXPENSE:

The Company reported $916,000 in unusual expense within the thirteen weeks ended November 3, 2001. This expense relates to a workforce reduction, and realignment and elimination of certain senior management positions, in September 2001. As of November 3, 2001, $617,000 of these costs remain as an accrued liability.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table summarizes changes in select operating indicators, illustrating the relationship of various income and expense items expressed as a percentage of net sales for the respective period presented:

                                                                           THIRTEEN                         THIRTY-NINE
                                                                          WEEKS ENDED                        WEEKS ENDED
                                                                   ---------------------------        ---------------------------
                                                                   November 3,      October 28,       November 3,      October 28,
                                                                      2001             2000              2001             2000
----------------------------------------------------------------------------------------------        ---------------------------
NET SALES                                                             100.0  %          100.0  %          100.0  %         100.0  %
OTHER INCOME, NET                                                       0.3               0.3               0.3              0.3
                                                                   ---------------------------        ---------------------------
                                                                      100.3             100.3             100.3            100.3
                                                                   ---------------------------        ---------------------------
COSTS AND EXPENSES:

      Costs of merchandise sold                                        63.7              63.0              64.3             63.9
      Selling, general and administrative                              32.3              32.0              34.4             34.0
      Depreciation and amortization                                     2.8               2.7               2.9              2.7
      Unusual expense                                                   0.5                 -               0.2              1.3
                                                                   ---------------------------        ---------------------------
INCOME (LOSS) FROM OPERATIONS                                           1.0               2.6              (1.5)            (1.5)
INTEREST EXPENSE, NET                                                   1.4               1.7               1.4              1.7
                                                                   ---------------------------        ---------------------------
INCOME (LOSS) BEFORE INCOME TAXES                                      (0.4)              0.9              (2.9)            (3.2)
INCOME TAX PROVISION (BENEFIT)                                         (0.2)              0.4              (1.1)            (1.2)
                                                                   ---------------------------        ---------------------------
NET INCOME (LOSS)                                                      (0.3) %            0.6  %           (1.8) %          (2.0) %
                                                                   ---------------------------        ---------------------------




THIRTEEN WEEKS ENDED NOVEMBER 3, 2001 COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 28, 2000

For purposes of the following discussions, all references to "third quarter of 2001" and "third quarter of 2000" are to the Company's thirteen week period ended November 3, 2001 and October 28, 2000, respectively.

NET SALES. Net sales for the third quarter of 2001 were $175.6 million, reflecting an increase of 0.4% from the same period last year. Comparable store sales decreased 0.6% in the third quarter of 2001. Business families recording comparable store sales increases for the third quarter of 2001 were coats, home, cosmetics, petites and juniors. Business families reflecting the sharpest comparable store sales percentage decrease were suits, dresses and womens.

OTHER INCOME, NET. Net other income, principally income from leased departments, remained constant at 0.3% of net sales in the third quarter of 2001 and 2000.

COSTS AND EXPENSES. Gross margin as a percentage of net sales decreased 0.7 percentage point to 36.3% for the quarter ended November 3, 2001 from 37.0% for the comparable period last year, primarily reflecting an increased markdown rate due to aggressive promotional programs. As a result of the decreased gross margin rate, gross margin dollars decreased $1.0 million compared to the third quarter of 2000.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Selling, general and administrative expenses for the third quarter of 2001 were $0.6 million above third quarter of 2000. The current year expense rate increased 0.3 percentage point to 32.3% of net sales, relative to 32.0% of net sales in the third quarter of 2000. The expense dollar and rate increases in the third quarter of 2001 over the third quarter of 2000 are principally a reflection of store payroll cost increases. Corporate expense dollars and rate for the third quarter of 2001 remained level with the third quarter of 2000.

Depreciation and amortization in the third quarter of 2001 increased $0.2 million over the third quarter of 2000, reflecting full 2001 depreciation on fiscal 2000 fixed asset additions.

Unusual expense of $0.9 million was incurred in the third quarter of 2001 relating to a workforce reduction, and realignment and elimination of certain senior management positions.

INCOME FROM OPERATIONS. Income from operations in the third quarter of 2001 was $1.7 million, or 1.0% of net sales, compared to income from operations of $4.5 million, or 2.6% of net sales, in the third quarter of 2000.

The Company sells receivables through its accounts receivable facility to provide additional working capital. On a pro-forma basis, if the Company had on-balance sheet financing, it would have reduced selling, general and administrative expenses by $1.6 million in the third quarter of 2001 and $2.2 million in the third quarter of 2000. The lower selling, general and administrative expenses would have been offset by a corresponding increase in interest expense for both periods. The net result of the pro-forma reclassification would reflect income from operations of $3.3 million in the third quarter of 2001 and income from operations of $6.7 million for the third quarter of 2000.

INTEREST EXPENSE, NET. Net interest expense decreased to $2.5 million, or 1.4% of net sales, in the third quarter of 2001 from $2.9 million, or 1.7% of net sales, in the third quarter of 2000. The decrease in interest expense reflects the impact of decreased debt and reduced average rates on outstanding debt.

NET INCOME (LOSS). The net loss in the third quarter of 2001 was $0.5 million, compared to net income of $1.0 million in the third quarter of 2000.

Due to the seasonal nature of the Company's business, results for the current period are not necessarily indicative of results that may be achieved for the full fiscal year of 2001.

THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2001 COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 28, 2000

For purposes of the following discussions, all references to "2001" and "2000" are to the Company's thirty-nine week period ended November 3, 2001 and October 28, 2000, respectively.

NET SALES. Net sales were $476.2 million for the thirty-nine weeks ended November 3, 2001, reflecting a decrease of 1.5% from the same period last year. Comparable store sales decreased 2.5% for the nine-month period. Business families recording comparable store sales increases in 2001 were coats, home, cosmetics and juniors. Business families reflecting the sharpest comparable store sales percentage decline were suits, dresses and mens clothing/collection.

OTHER INCOME, NET. Net other income, principally income from leased departments, remained constant at 0.3% of net sales in 2001 and 2000.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

COSTS AND EXPENSES. 2001 gross margin as a percentage of net sales decreased 0.4 percentage point to 35.7% from 36.1% for the comparable period last year, primarily reflecting an increased markdown rate. Gross margin in 2001 decreased $4.7 million compared to 2000, reflecting both the 2001 decrease in sales and lower gross margin percentage rate.

Selling, general and administrative expenses decreased $0.3 million to $163.9 million in 2001 from $164.2 million in 2000. The expense rate increased 0.4 percentage point to 34.4% of net sales in 2001, compared to 34.0% of net sales in 2000, due to the decreased 2001 sales basis. The store expense rate increased
1.0 percentage point over last year, principally due to increased payroll costs. The corporate expense rate decreased 0.6 percentage point relative to last year, driven principally by fewer purchased services and increased finance charge income.

Depreciation and amortization increased $0.9 million to $13.8 million in 2001 from $12.9 million in 2000. As a percent of net sales, depreciation and amortization increased to 2.9% of net sales in 2001 from 2.7% of net sales in 2000. The increase was primarily due to full year depreciation on $29.6 million of fiscal 2000 fixed asset additions.

Unusual expense of $0.9 million was incurred in 2001 relating to a workforce reduction, and realignment and elimination of certain senior management positions. Unusual expense of $6.5 million was incurred in 2000 relating to the early retirement of Mr. Heywood Wilansky as President and Chief Executive Officer, realignment and elimination of certain senior management positions and headcount reduction initiatives implemented by the Company.

LOSS FROM OPERATIONS. The loss from operations in 2001 was $7.2 million, or 1.5% of net sales, compared to $7.4 million, or 1.5% of net sales, in 2000.

The Company sells receivables through its accounts receivable facility to provide additional working capital. On a pro-forma basis, if the Company had on-balance sheet financing, it would have reduced selling, general and administrative expenses by $5.4 million in 2001 and $6.6 million in 2000. The lower selling, general and administrative expenses would have been offset by a corresponding increase in interest expense for both periods. The net result of the pro-forma reclassification would reflect a loss from operations of $1.8 million in 2001 and a loss from operations of $0.9 million in 2000.

INTEREST EXPENSE, NET. Net interest expense decreased $1.5 million to $6.6 million, or 1.4% of net sales, in 2001 from $8.1 million, or 1.7% of net sales, in 2000. The decrease in interest expense reflects both the impact of decreased debt and reduced average rates on outstanding debt.

NET LOSS. The net loss in 2001 was $8.6 million compared to a net loss of $9.6 million in 2000.

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

The following table summarizes the Company's liquidity and capital resources:


(Dollars in millions)                                     2001               2000
-----------------------------------------------------------------------------------
Working capital                                         $ 180.1            $ 189.7

Current ratio                                            2.54:1             2.53:1

Funded debt to total capitalization                      0.43:1             0.48:1

Unused availability under lines of credit                $ 44.4             $ 33.4

For the thirty-nine weeks ended November 3, 2001, net cash used in operating activities was $33.2 million as compared to net cash used of $43.1 million for the comparable period last year. The decrease in net cash used in 2001 as compared to 2000 was primarily attributable to a decrease in the Company's working capital requirements, particularly reflected in reduced merchandise inventories.

Net cash used in investing activities was $10.4 million in 2001 compared to $17.3 million for the comparable period last year. This reduction reflects the Company's decision to curtail certain 2001 capital projects given the current economic environment.

Net cash provided by financing activities amounted to $44.8 million for 2001 compared to $62.3 million for the comparable period of 2000. The decrease in cash provided by financing activities in 2001 was primarily attributable to decreased advances from the Company's revolving credit facility on lower working capital and capital expenditures.

The Company anticipates its cash flows from operations, supplemented by borrowings under its revolving credit facility and proceeds from its accounts receivable facility, will be sufficient to satisfy its operating cash requirements.

FORWARD-LOOKING STATEMENTS

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

                    THE BON-TON STORES, INC. AND SUBSIDIARIES


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not believe its interest rate risks, as described in the 2000 Annual Report, have changed materially other than as described in Note 3 of "Notes To Condensed Consolidated Financial Statements (Unaudited)" contained in this Form 10Q.


PART II:      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

There have been no material developments in any legal proceedings since the Company's disclosure in its 2000 Annual Report.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:


         Exhibit No.       Description

            10.1 Consulting and Noncompetition Agreement Between the Company and Leon D. Starr


(b) Reports on Form 8-K filed during the quarter:

          None.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    THE BON-TON STORES, INC.

   DATE:   December 13, 2001                BY:      /s/  Tim Grumbacher
        -----------------------             ----------------------------------
                                                     Tim Grumbacher
                                                     Chairman of the Board and
                                                     Chief Executive Officer

   DATE:   December 13, 2001                BY:      /s/  James H. Baireuther
        -----------------------             ----------------------------------
                                                     James H. Baireuther
                                                     Vice Chairman, Chief
                                                     Administrative Officer and
                                                     Chief Financial Officer