Form 10-K
period 2002-02-02
BON TON STORES INC
filed 2002-05-02
CIK 878079

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended                                 Commission File Number
    February 2, 2002                                             0-19517

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

         As of April 5, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $38,671,578, based upon the closing price of $4.40 per share.*

         As of April 5, 2002, there were 12,472,456 shares of Common Stock, $.01 par value, and 2,989,853 shares of Class A Common Stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part II - Portions of the 2001 Annual Report to security holders ("Annual Report").

         Part III - Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders ("Proxy Statement").

---------------
* Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the Registrant, without conceding that all such persons are "affiliates" of the Registrant for purposes of the federal securities laws.

         References to a year in this Form 10-K refer to The Bon-Ton's fiscal year, which is the 52 or 53 week period ending on the Saturday nearer January 31 of the following calendar year (e.g., a reference to 2001 is a reference to the fiscal year ended February 2, 2002).


                                     PART I

ITEM 1. BUSINESS.

GENERAL

         The Bon-Ton Stores, Inc., together with its subsidiaries, is the successor to S. Grumbacher & Son, a family business founded in 1898, and operates quality fashion department stores offering moderate and better apparel, home furnishings, cosmetics, accessories and shoes. In many of its markets, The Bon-Ton is the primary destination for branded fashion merchandise such as Calvin Klein, Liz Claiborne, Nautica, Ralph Lauren and Tommy Hilfiger. We presently operate 73 stores in secondary markets - 36 stores in Pennsylvania, 26 stores in New York, three stores in each of New Jersey and Maryland and one store in each of Connecticut, New Hampshire, Massachusetts, Vermont and West Virginia. Our strategy focuses on being the premier fashion apparel retailer in markets that demand, but often have limited access to, better branded merchandise.

         The Bon-Ton's executive offices are located at 2801 East Market Street, York, Pennsylvania.


MERCHANDISING

         The Bon-Ton stores offer moderate and better fashion apparel, home furnishings, cosmetics, accessories, shoes and other items. Sales of apparel constituted 60.7% of sales in 2001. The following chart illustrates sales by product category for 2001, 2000 and 1999:

MERCHANDISE CATEGORY      2001        2000        1999
--------------------     ------      ------      ------
Women's clothing           27.5%       27.6%       27.2%
Men's clothing             16.5        18.0        18.0
Home                       14.5        13.5        13.6
Cosmetics                  11.1        10.9        10.5
Accessories                 7.9         7.9         7.8
Children's clothing         6.8         6.9         7.1
Shoes                       5.8         5.3         5.8
Intimate apparel            5.0         5.2         5.2
Junior's clothing           4.9         4.7         4.8
--------------------     ------      ------      ------

     Total                100.0%      100.0%      100.0%
                         ======      ======      ======

         We carry a number of highly recognized brand names, including Calvin Klein, Cole-Haan, Estee Lauder, Jones New York, Liz Claiborne, Nautica, Nine West, Ralph Lauren and Tommy Hilfiger, and within these brands choose collections which balance fashion, price and selection.

         We depend on our relationships with our key vendors and our ability to purchase branded merchandise from them at competitive prices. If we lose the support of these vendors, it could have a material adverse effect on The Bon-Ton.

         Complementing branded merchandise, our private brand merchandise provides fashion at competitive pricing under names such as Andrea Viccaro, Jenny Buchanan, Madison & Max and Zigg's. We view this private brand merchandise as a strategic addition to our strong array of highly recognized, quality national brands and as an opportunity to increase brand exclusiveness, customer loyalty and competitive differentiation. Private brand merchandise represented approximately 9.8% of 2001 sales excluding leased department sales.

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


MANAGEMENT INFORMATION AND CONTROL SYSTEM

         We are continuing to enhance our management information and control system in order to expedite the flow of merchandise through the distribution centers. This should provide improved productivity, lower labor costs and better in-stock availability. We also installed an updated price change system.

CUSTOMER CREDIT

         Our customers may pay for their purchases with The Bon-Ton proprietary credit card, Visa, Mastercard, cash or check.

         The Bon-Ton credit card holders generally constitute our most loyal and active customers; during 2001, the average dollar amount for proprietary credit card purchases substantially exceeded the average dollar amount for cash purchases. We believe our credit card is a particularly productive tool for customer segmentation and target marketing.

         The following table summarizes the percentage of total sales generated by payment type:

TYPE OF PAYMENT

                       2001     2000     1999
                       ----     ----     ----
Bon-Ton credit card      52%      48%      47%
Visa, Mastercard         24       26       25
Cash or check            24       26       28
                       ----     ----     ----
Total                   100%     100%     100%
                       ====     ====     ====

         Sales on The Bon-Ton's proprietary credit card represent a significant portion of our business. Deterioration in the quality of these accounts receivable because customers fail to pay on time or at all, or any adverse changes in laws regulating the granting or servicing of credit, could have a material adverse effect on our business and financial condition.


COMPETITION

         We face competition for customers from traditional department stores such as those operated by J.C. Penney Company, Inc., Federated Department Stores Inc., The May Department Stores Company, Kohl's Corporation and Sears, Roebuck and Co.; from regional department stores such as Boscov's Department Store, Inc.; from specialty stores; and, to a lesser extent, catalogue and internet retailers. In a number of our markets, we compete with national department store chains which are better established, and in other markets we face potential competition from national chains that have not yet entered such markets. In all markets, we generally compete for customers with department stores offering moderately priced goods. Many of our competitors have substantially greater financial and other resources than The Bon-Ton, and some of our competitors have greater leverage with vendors, which may allow such competitors to obtain merchandise more easily or on better terms. In several of our markets, we compete with department stores which have a larger store or a better location in the market.

         We believe we compare favorably with our competitors with respect to quality, depth and breadth of merchandise, prices for comparable quality merchandise, customer service and store environment. We also believe our knowledge of secondary markets, developed over many years of operation, gives us a competitive advantage as we focus on secondary markets as our primary area of operation.

ASSOCIATES

         As of February 2, 2002, we had approximately 3,600 full-time and 5,100 part-time associates. We employ additional part-time associates during peak periods. None of our associates are represented by a labor union. We believe that our relationship with our associates is good.


EXECUTIVE OFFICERS

         The Executive Officers of the Company are:

NAME                           AGE     POSITION
---------------------------    ---     --------
Tim Grumbacher                  62     Chairman of the Board and Chief Executive Officer

James H. Baireuther             55     Vice Chairman and Chief Administrative Officer and Director

Frank Tworecke                  55     Vice Chairman and Chief Merchandising Officer and Director

Lynn C. Derry                   46     Senior Vice President - General Merchandise Manager

John S. Farrell                 56     Senior Vice President - Stores

Robert A. Geisenberger          41     Senior Vice President - General Merchandise Manager

William T. Harmon               47     Senior Vice President - Sales Promotion and Marketing

Patrick J. McIntyre             57     Senior Vice President - Chief Information Officer

Jeffrey D. Moore                35     Senior Vice President - General Merchandise Manager

Keith E. Plowman                44     Senior Vice President - Finance

Ryan J. Sattler                 57     Senior Vice President - Human Resources and Operations

         Mr. Grumbacher has been Chairman of the Board for more than five years, and has served as Chief Executive Officer since June 2000.

         Mr. Baireuther has been Vice Chairman and Chief Administrative Officer since September 2001. From February 2000 to September 2001, he was Executive Vice President - Chief Financial Officer, and for more than three years prior to that time he was Senior Vice President - Chief Financial Officer.

         Mr. Tworecke joined the Company in November 1999 as Vice Chairman and Chief Merchandising Officer and a Director. From January 1996 until November 1999, he was President and Chief Operating Officer of Jos. A. Bank Clothiers.

         Ms. Derry was appointed Senior Vice President - General Merchandise Manager in February 2001. For more than four years prior to that time, Ms. Derry was a Divisional Merchandise Manager for The Bon-Ton.

         Mr. Farrell was appointed Senior Vice President - Stores in June 2000. For more than four years prior to that time, Mr. Farrell was Vice President - Stores for The Bon-Ton.

         Mr. Geisenberger was appointed Senior Vice President - General Merchandise Manager in July 2000. For more than four years prior to that time, Mr. Geisenberger was a Divisional Merchandise Manager for The Bon-Ton.

         Mr. Harmon joined the Company as Senior Vice President - Sales Promotion, Marketing and Strategic Planning in June 1997. From 1989 to 1997, Mr. Harmon was with The May Department Stores Company, serving in various executive positions.

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

         Mr. Plowman was appointed Senior Vice President - Finance in September 2001. From May 1999 to September 2001, he was Vice President - Controller, and from August 1997 to May 1999 he was Divisional Vice President - Controller. Prior to that, he was controller for the York Group, Inc., a manufacturing concern.

         Mr. Sattler was appointed Senior Vice President - Human Resources and Operations in June 2000. For more than four years prior to that time, Mr. Sattler was Senior Vice President - Operations.


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

Competitive Pressures

         Our retail business is highly competitive. We compete for customers, employees, locations, products, services and other important items necessary for the successful operation of our business with local, regional and national retailers. Those competitors, some of which have greater financial and other resources than those of the Company, include department stores, specialty apparel stores, outlet stores, discount stores, general and mass merchandisers, mail-order and electronic commerce retailers, and other forms of retail commerce.

Customer Trends

         It is difficult to predict what merchandise consumers will want. A substantial part of our business is dependent on our ability to make correct trend decisions for a wide variety of goods and services. Failure to accurately predict constantly changing consumer tastes, preferences, spending patterns and other lifestyle decisions could adversely affect short-term results and long-term relationships with our customers.

Credit Operations

         Sales of merchandise and services are facilitated by the Company's credit card operations. These credit card operations also generate additional revenue from fees related to extending credit. Our ability to extend credit to our customers depends on many factors, including compliance with federal and state laws which may change from time to time. In addition, changes in credit card use, payment patterns and default rates may result from a variety of economic, legal, social and other factors that we cannot control or predict with certainty. Changes that adversely affect our ability to extend credit and collect payments could negatively affect our results and financial condition.

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

Product Sourcing

         The products we sell are sourced from a wide variety of domestic and international vendors. Our ability to find qualified vendors and access products in a timely and efficient manner is a significant challenge which is typically even more difficult with respect to goods sourced outside of the United

States. Trade restrictions, tariffs, currency exchange rates, transport capacity and costs, and other factors significant to this trade are beyond our control and could adversely affect our business.

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

Other Factors

         Other factors that could cause actual results to differ materially from those predicted include: weather, changes in the availability or cost of capital, the availability of suitable new store locations on acceptable terms, shifts in seasonality of shopping patterns, work interruptions, the effect of excess retail capacity in our markets, material acquisitions or dispositions, or adverse results in material litigation.

         The foregoing list of important factors is not exclusive, and the Company does not undertake to revise any forward-looking statement to reflect events or circumstances that occur after the date the statement is made.


ITEM 2. PROPERTIES.

           Our stores, which all operate under "The Bon-Ton" name, vary in size from approximately 33,000 to 160,000 square feet.

           The following table sets forth the number of stores at the beginning and end of each of the last five years:

Fiscal Year               2001   2000    1999    1998     1997
-----------               ----   ----    ----    ----     ----
Number of stores:
  Beginning of year         73     72      65      64       64
  Additions                  0      1       7       2        0
  Closings                   0      0       0      (1)       0
                          ----   ----    ----    ----     ----
  End of year               73     73      72      65       64

         We plan to maintain our growth by expanding and upgrading existing stores and by opening new stores. In addition, we will consider acquisitions of department store companies or their real estate assets if and when such opportunities arise. Our market positioning strategy has been to locate new stores, or acquire existing companies or their stores, in secondary markets generally within or contiguous to existing areas of operation.

         The following table provides certain information regarding our store properties:

                                                                APPROXIMATE
                                                                  SQUARE        YEAR OPENED
MARKET                          LOCATION                          FOOTAGE       OR ACQUIRED
------                          --------                          -------       -----------
PENNSYLVANIA

    Allentown                   South Mall                         101,800             1994
    Bethlehem                   Westgate Mall                      102,000             1994
    Bloomsburg                  Columbia Mall                       46,100             1988
    Butler                      Clearview Mall                     100,800             1982
    Carlisle                    Carlisle Plaza Mall                 59,900             1977
    Chambersburg                Chambersburg Mall                   55,600             1985
    Doylestown                  Doylestown Shopping Center          55,500             1994
    Easton                      Palmer Park Mall                   115,100             1994
    Greensburg                  Westmoreland Mall                  100,000             1987
    Hanover                     North Hanover Mall                  67,600             1971
    Harrisburg                  Capital City Commons               141,200             1987
                                Colonial Park Shopping Center      136,500             1987
    Indiana                     Indiana Mall                        60,400             1979
    Johnstown                   The Galleria                        80,900             1992
    Lancaster                   Park City Center                   144,800             1992
    Lebanon                     Lebanon Plaza Mall                  53,700             1994
    Lewistown                   Central Business District           46,700             1972
    Oil City                    Cranberry Mall                      45,200             1982
    Pottstown                   Coventry Mall                       88,300             1999
    Pottsville                  Schuylkill Mall                     61,100             1987
    Quakertown                  Richland Mall                       88,100             1994
    Reading                     Berkshire Mall                     159,400             1987
    Scranton                    The Mall at Steamtown              102,500             2000
    State College               Nittany Mall                        70,200             1994
    Stroudsburg                 Stroud Mall                         87,000             1994
    Sunbury                     Susquehanna Valley Mall             90,000             1978
    Trexlertown                 Trexler Mall                        54,000             1994
    Uniontown                   Uniontown Mall                      71,000             1976
    Warren                      Warren Mall                         50,000             1980

                                                                APPROXIMATE
                                                                  SQUARE        YEAR OPENED
MARKET                          LOCATION                          FOOTAGE       OR ACQUIRED
------                          --------                          -------       -----------
    Washington                  Crown Washington Center             78,100             1987
    Williamsport                Lycoming Mall                       60,900             1986
    Wilkes-Barre                Midway Shopping Center              66,000             1987
                                Wyoming Valley Mall                159,500             1987
    York                        York Galleria                      132,000             1989
                                Queensgate Shopping Center          85,100             1962
                                West Manchester Mall                80,200             1981


NEW YORK

    Binghamton                  Oakdale Mall                        80,000             1981
    Buffalo                     Northtown Plaza                    100,800             1994
                                Walden Galleria                    150,000             1994
                                Eastern Hills Mall                 151,200             1994
                                McKinley Mall                       97,200             1994
                                Sheridan/Delaware Plaza            124,100             1994
                                Southgate Plaza                    100,500             1994
    Elmira                      Arnot Mall                          74,800             1995
    Glens Falls                 Aviation Mall                       80,300             1999
    Ithaca                      Pyramid Mall                        52,400             1991
    Jamestown                   Chautauqua Mall                     59,900             1998
    Lockport                    Lockport Mall                       82,000             1994
    Massena                     St. Lawrence Centre                 51,000             1994
    Newburgh                    Newburgh Mall                       61,800             2000
    Niagara Falls               Summit Park Mall                    88,100             1994
    Olean                       Olean Mall                          73,000             1994
    Rochester                   Greece Ridge Center                144,600             1996
                                The Marketplace Mall               100,000             1995
                                Irondequoit Mall                   102,600             1995
                                Eastview Mall                      120,600             1995
    Saratoga Springs            Wilton Mall                         71,700             1993
    Syracuse                    Carousel Center                     80,000             1994
                                Camillus Mall                       64,700             1994
                                Great Northern Mall                 98,400             1994
                                Shoppingtown Mall                   70,100             1994
    Watertown                   Salmon Run Mall                     50,200             1992


MARYLAND

    Cumberland                  Country Club Mall                   60,900             1981
    Frederick                   Frederick Towne Mall                97,700             1972
    Hagerstown                  Valley Mall                        126,000             1974


NEW JERSEY

    Brick                       Brick Plaza                         53,500             1999
    Phillipsburg                Phillipsburg Mall                   65,000             1994
    Red Bank                    Central Business District           33,300             1999

                                                                APPROXIMATE
                                                                  SQUARE        YEAR OPENED
MARKET                          LOCATION                          FOOTAGE       OR ACQUIRED
------                          --------                          -------       -----------
WEST VIRGINIA

    Martinsburg                 Martinsburg Mall                    65,800             1994


CONNECTICUT

    Hamden                      Hamden Mart                         58,900             1999


MASSACHUSETTS

    Westfield                   Westfield Shops                     50,600             1998


NEW HAMPSHIRE

    Concord                     Steeplegate Mall                    87,700             1999

VERMONT

    S. Burlington               University Mall                     60,000             1999

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

         None.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS.

         The Common Stock is traded on the Nasdaq Stock Market (symbol: BONT). There is no established public trading market for the Class A Common Stock. The Class A Common Stock is convertible on a share for share basis into Common Stock. The following table sets forth the high and low sales price of the Common Stock as furnished by Nasdaq:

                            2001                          2000
                            ----                          ----
                    High            Low           High           Low
                    ----            ---           ----           ---
1st Quarter      $    3.50      $    2.12      $    4.00      $    2.28
2nd Quarter           3.16           2.45           2.88           1.75
3rd Quarter           3.00           1.77           2.44           1.69
4th Quarter           3.39           2.25           3.50           1.69

         On April 5, 2002, there were approximately 336 shareholders of record of Common Stock and five shareholders of record of Class A Common Stock.

         We have not paid cash dividends since our initial public offering in September 1991 and do not anticipate paying cash dividends in the foreseeable future. The Company intends to retain its earnings, if any, for operation and expansion of the business. The payment and rate of future dividends, if any, are subject to the discretion of the Board of Directors and will depend upon earnings, financial condition, capital requirements, contractual restrictions under current indebtedness and other factors. Our revolving credit agreement contains restrictions on our ability to pay dividends and make other distributions.


ITEM 6. SELECTED FINANCIAL DATA.

         Item 6 is hereby incorporated by reference to the material under "Selected Consolidated Financial and Operating Data" on page 20 of our Annual Report, attached hereto as Exhibit 13.1.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.

         Item 7 is hereby incorporated by reference to the material under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 21 through 27 of our Annual Report, attached hereto as
Exhibit 13.2.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Item 7A is hereby incorporated by reference to the material under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 21 through 27 of our Annual Report, attached hereto as
Exhibit 13.2.


ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Item 8 is hereby incorporated by reference to the Report of Independent Public Accountants, Consolidated Financial Statements and Notes thereto on pages 28 through 46 of our Annual Report, attached hereto as Exhibit 13.3.


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

             3.2          Bylaws                                                Exhibit 3.2 to Form 8-B

            10.1          Shareholders' Agreement among the Company             Exhibit 10.3 to Amendment No. 2 to the Registration
                          and the shareholders named therein                    Statement on Form S-1, File No. 33-42142
                                                                                ("1991 Form S-1")

*           10.2  (a)     Employment Agreement with Michael L. Gleim            Exhibit 10.4 to Form 8-B

*                 (b)     First Amendment to Employment Agreement               Exhibit 10.1 to the Quarterly Report on Form 10-Q
                          with Michael L. Gleim                                 for the quarter ended October 31, 1998

*                 (c)     Second Amendment to Employment Agreement with         Exhibit 10.3(c) to the Annual Report on Form 10-K
                          Michael L. Gleim                                      for the fiscal year ended January 29, 2000
                                                                                ("1999 Form 10-K")

*           10.3  (a)     Employment Agreement with Frank Tworecke              Exhibit 10.2 to the Quarterly Report on Form 10-Q
                                                                                for the quarter ended October 30, 1999

                  (b)     First Amendment to Employment Agreement with
                          Frank Tworecke

*           10.4          Employment Agreement with James H. Baireuther

*           10.5          Form of severance agreement with certain              Exhibit 10.14 to Form 8-B
                          executive officers

*           10.6          Supplemental Executive Retirement Plan                Exhibit 10.2 to the Quarterly Report on Form 10-Q
                                                                                for the quarter ended August 4, 2001

            10.7          Consulting and Noncompetition Agreement               Exhibit 10.1 to the Quarterly Report on Form 10-Q
                          Between the Company and Leon D. Starr                 for the quarter ended November 3, 2001

*           10.8          Amended and Restated 1991 Stock Option and            Exhibit 4.1 to the Registration Statement on
                          Restricted Stock Plan                                 Form S-8, File No. 333-36633

*           10.9          2000 Stock Incentive Plan                             Exhibit 10.2 to the 7/29/00 10-Q

*          10.10          Phantom Equity Replacement Stock Option Plan          Exhibit 10.18 to the 1991 Form S-1

*          10.11          Management Incentive Plan and Addendum to             Exhibit 10.13 to the Annual Report on Form 10-K
                          Management Incentive Plan                             for the fiscal year ended February 1, 1997

           10.12  (a)     Sublease of Oil City, Pennsylvania store              Exhibit 10.16 to the 1991 Form S-1
                          between the Company and M. Thomas Grumbacher

                  (b)     First Amendment to Oil City, Pennsylvania             Exhibit 10.22 to Amendment No. 1 to the 1991
                          sublease                                              Form S-1

                  (c)     Corporate Guarantee with respect to Oil City,         Exhibit 10.26 to Amendment No. 1 to the 1991
                          Pennsylvania lease                                    Form S-1

           10.13  (a)     Amended and Restated Receivables Purchase             Exhibit 10.16(a) to Amendment No. 2 to the 1998
                          Agreement dated as of January 12, 1995                Form S-1
                          ("Receivables Purchase Agreement") among
                          The Bon-Ton Receivables Corp., The Bon-Ton
                          Receivables Partnership, L.P., Falcon Asset
                          Securitization Corporation, The First
                          National Bank of Chicago, and the other
                          financial institutions party thereto

                  (b)     Amendment dated as of June 30, 1995 to                Exhibit 10.16(b) to Amendment No. 1 to the 1998
                          Receivables Purchase Agreement                        Form S-1

                  (c)     Amendment dated as of October 29, 1999 to             Exhibit 10.1 to the Quarterly Report on Form 10-Q
                          Receivables Purchase Agreement                        for the quarter ended October 30, 1999

                  (d)     Amendment dated as of June 27, 2001 to                Exhibit 10.1 to the Quarterly Report on Form 10-Q
                          Receivables Purchase Agreement                        for the quarter ended August 4, 2001

           10.14  (a)     Credit Agreement dated as of April 15, 1997           Exhibit 10.1 to the Quarterly Report on Form 10-Q
                          among the Company, Adam, Meldrum & Anderson           for the quarter ended May 3, 1997
                          Co., Inc., and The Bon-Ton Stores of Lancaster,
                          Inc., the Other Credit Parties Signatory
                          thereto, the Lenders Signatory thereto from
                          time to time, the First National Bank of
                          Boston and General Electric Capital Corporation

                  (b)     First Amendment to Credit Agreement                   Exhibit 10.3(b) to the 1998 Form S-1

                  (c)     Second Amendment to Credit Agreement                  Exhibit 10.3(c) to the 1998 Form S-1

                  (d)     Third Amendment to Credit Agreement                   Exhibit 10.3(d) to the 1998 Form S-1

                  (e)     Fourth Amendment to Credit Agreement                  Exhibit 10.2 to the Quarterly Report on Form 10-Q
                                                                                for the quarter ended October 31, 1998

                  (f)     Fifth Amendment to Credit Agreement                   Exhibit 10.14(f) to the Annual Report on Form 10-K
                                                                                for the fiscal year ended January 30, 1999

                  (g)     Sixth Amendment to Credit Agreement                   Exhibit 10.5(g) to the 1999 Form 10-K

                  (h)     Seventh Amendment to Credit Agreement                 Exhibit 10.1 to the 7/29/00 10-Q

                  (i)     Eighth Amendment to Credit Agreement


13.1     Page 20 of the Annual Report.

13.2     Pages 21 through 27 of the Annual Report.

13.3     Pages 28 through 46 of the Annual Report.

21.      Subsidiaries of The Bon-Ton.

23.      Consent of Arthur Andersen LLP.

99.1     Letter to the SEC pursuant to Temporary Rule 3T.


         * Constitutes a management contract or compensatory plan or arrangement.




(b)      Reports on Form 8-K filed during the fourth quarter.

                  None


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

                                                     THE BON-TON STORES, INC.

Dated:      April 16, 2002                      By:  /s/ Tim Grumbacher
                                                     -----------------------
                                                     Tim Grumbacher
                                                     Chairman of the Board
                                                     Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                          Capacity                         Date
/s/ Tim Grumbacher                       Chairman of the Board                  April 16, 2002
-------------------------------
Tim Grumbacher                           and Chief Executive Officer

/s/ James H. Baireuther                  Vice Chairman, Chief                   April 16, 2002
-------------------------------
James H. Baireuther                      Administrative Officer and Director
                                         (principal financial and
                                         accounting officer)

/s/ Samuel J. Gerson                     Director                               April 16, 2002
-------------------------------
Samuel J. Gerson


/s/ Michael L. Gleim                     Director                               April 16, 2002
-------------------------------
Michael L. Gleim


/s/ Lawrence J. Ring                     Director                               April 16, 2002
-------------------------------
Lawrence J. Ring


/s/ Robert C. Siegel                     Director                               April 16, 2002
-------------------------------
Robert C. Siegel


/s/ Leon D. Starr                        Director                               April 16, 2002
-------------------------------
Leon D. Starr

/s/ Frank Tworecke                       Vice Chairman, Chief                   April 16, 2002
-------------------------------
Frank Tworecke                           Merchandising Officer
                                         and Director


/s/ Leon F. Winbigler                    Director                               April 16, 2002
-------------------------------
Leon F. Winbigler


/s/ Thomas W. Wolf                       Director                               April 16, 2002
-------------------------------
Thomas W. Wolf

               INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULE



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS.................................    F-2


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS..........................    F-3

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE




To The Bon-Ton Stores, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in The Bon-Ton Stores, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated March 6, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                              /s/ Arthur Andersen LLP


Philadelphia, PA
  March 6, 2002

                 SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

                    THE BON-TON STORES, INC. AND SUBSIDIARIES



                                             BALANCE AT        CHARGED TO                              BALANCE AT
                                              BEGINNING          COSTS                                   END OF
CLASSIFICATION                                OF PERIOD        & EXPENSES          DEDUCTIONS            PERIOD
--------------                                ---------        ----------          ----------            ------
YEAR ENDED JANUARY 29, 2000:

Allowances for doubtful
   accounts and sales returns..........     $ 3,692,000       $ 7,038,000(1)     $ (7,563,000)(2)     $  3,167,000

Reserve for store closing..............     $ 2,808,000       $(2,492,000)(4)    $    (86,000)(3)     $    230,000

YEAR ENDED FEBRUARY 3, 2001:

Allowances for doubtful
   accounts and sales returns..........     $ 3,167,000       $ 7,797,000(1)     $ (6,919,000)(2)     $  4,045,000

Reserve for store closing..............     $   230,000       $        --        $   (140,000)(3)     $     90,000

YEAR ENDED FEBRUARY 2, 2002:

Allowances for doubtful
   accounts and sales returns..........     $ 4,045,000       $ 7,682,000 (1)    $ (8,319,000)(2)     $  3,408,000

Reserve for store closing..............     $    90,000       $        --        $     (4,000)(3)     $     86,000


--------------
NOTES:

(1)      Provision for merchandise returns and loss on credit sales.

(2)      Uncollectible accounts written off, net of recoveries.

(3)      Store closing expenses, net of recoveries.

(4)      Restructuring income, relating to the lease termination as discussed in
         Note 16 of the financial statements.

                                  EXHIBIT INDEX



Exhibit                        Description
-------                        -----------
10.3(b)       First Amendment to Employment Agreement with Frank Tworecke.


10.4          Employment Agreement with James H. Baireuther.


10.14(i)      Eighth Amendment to Credit Agreement.


13.1          Page 20 of the Company's Annual Report.


13.2          Pages 21 through 27 of the Company's Annual Report.


13.3          Pages 28 through 46 of the Company's Annual Report.


21.           Subsidiaries of the Registrant.


23.           Consent of Arthur Andersen LLP.


99.1          Letter to SEC pursuant to Temporary Rule 3T.