Form 10-Q
period 2002-05-04
BON TON STORES INC
filed 2002-06-14
CIK 878079

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter ended May 4, 2002                        Commission File Number
                                                                        0-19517

                            THE BON-TON STORES, INC.

                             2801 EAST MARKET STREET

                            YORK, PENNSYLVANIA 17402

                                 (717) 757-7660

      INCORPORATED IN PENNSYLVANIA                      IRS NO. 23-2835229





      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      As of June 10, 2002 there were 12,415,211 shares of Common Stock, $0.01 par value, and 2,989,853 shares of Class A Common Stock, $0.01 par value, outstanding.






================================================================================

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                    THE BON-TON STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                                  May 4,          February 2,
(In thousands except share and per share data)                                                     2002              2002
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                (Unaudited)
ASSETS
CURRENT ASSETS:

  Cash and cash equivalents .............................................................        $  11,747         $   9,752
  Restricted cash .......................................................................            2,712             2,355
  Trade and other accounts receivable, net of allowance for doubtful accounts and sales
     returns of $3,127 and $3,408 at May 4, 2002 and February 2, 2002, respectively .....           23,485            28,806
  Merchandise inventories ...............................................................          171,814           170,003
  Prepaid expenses and other current assets .............................................           12,115            10,542
  Deferred income taxes .................................................................            6,548             7,371
                                                                                                 ---------         ---------
   Total current assets .................................................................          228,421           228,829
                                                                                                 ---------         ---------

PROPERTY, FIXTURES AND EQUIPMENT AT COST,
  LESS ACCUMULATED DEPRECIATION AND AMORTIZATION ........................................          140,133           143,884
DEFERRED INCOME TAXES ...................................................................            3,197             2,741
GOODWILL AND INTANGIBLE ASSETS (NOTE 4) .................................................            9,877             9,999
OTHER ASSETS ............................................................................            4,058             4,091
                                                                                                 ---------         ---------
   Total assets .........................................................................        $ 385,686         $ 389,544
                                                                                                 =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:

  Accounts payable ......................................................................        $  58,353         $  57,007
  Accrued payroll and benefits ..........................................................            8,533             9,743
  Accrued expenses ......................................................................           27,629            32,152
  Current portion of long-term debt .....................................................              663               646
  Current portion of obligations under capital leases ...................................              237               232
  Income taxes payable ..................................................................              703            11,891
                                                                                                 ---------         ---------
   Total current liabilities ............................................................           96,118           111,671
                                                                                                 ---------         ---------

LONG-TERM DEBT, LESS CURRENT MATURITIES .................................................           83,537            67,209
OBLIGATIONS UNDER CAPITAL LEASES, LESS CURRENT MATURITIES ...............................              659               720
OTHER LONG-TERM LIABILITIES .............................................................            6,396             6,683
                                                                                                 ---------         ---------
   Total liabilities ....................................................................          186,710           186,283
                                                                                                 ---------         ---------


SHAREHOLDERS' EQUITY

  Preferred Stock - authorized 5,000,000 shares at $0.01 par value; no shares issued ....             --                --
  Common Stock - authorized 40,000,000 shares at $0.01 par value; issued and outstanding
    shares of 12,442,156 and 12,483,941 at May 4, 2002 and February 2, 2002, respectively              125               125
  Class A Common Stock - authorized 20,000,000 shares at $0.01 par value; issued and
    outstanding shares of 2,989,853 at May 4, 2002 and February 2, 2002 .................               30                30
  Treasury stock, at cost - shares of 41,500 at May 4, 2002 .............................             (178)             --
  Additional paid-in-capital ............................................................          107,456           107,467
  Deferred compensation .................................................................             (335)             (408)
  Accumulated other comprehensive income ................................................           (2,138)           (2,354)
  Retained earnings .....................................................................           94,016            98,401
                                                                                                 ---------         ---------
   Total shareholders' equity ...........................................................          198,976           203,261
                                                                                                 ---------         ---------
   Total liabilities and shareholders' equity ...........................................        $ 385,686         $ 389,544
                                                                                                 =========         =========


  The accompanying notes are an integral part of these consolidated statements.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               THIRTEEN
                                                              WEEKS ENDED
                                                   ---------------------------------
(In thousands except share and per share data)         May 4,               May 5,
(Unaudited)                                             2002                 2001
------------------------------------------------------------------------------------
NET SALES                                          $    150,517         $    149,719
OTHER INCOME, NET                                           534                  524
                                                   ------------         ------------
                                                        151,051              150,243
                                                   ------------         ------------
COSTS AND EXPENSES:
     Costs of merchandise sold                          100,397               98,740
     Selling, general and administrative                 50,636               53,106
     Depreciation and amortization                        5,057                4,450
                                                   ------------         ------------
LOSS FROM OPERATIONS                                     (5,039)              (6,053)
INTEREST EXPENSE, NET                                     1,977                1,917
                                                   ------------         ------------
LOSS BEFORE INCOME TAXES                                 (7,016)              (7,970)
INCOME TAX BENEFIT                                       (2,631)              (2,989)
                                                   ------------         ------------
NET LOSS                                           $     (4,385)        $     (4,981)
                                                   ============         ============


Per share amounts --
BASIC:
     Net loss                                      $      (0.29)        $      (0.33)
                                                   ============         ============

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING            15,283,000           15,150,000


DILUTED:
     Net loss                                      $      (0.29)        $      (0.33)
                                                   ============         ============

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING          15,283,000           15,150,000


  The accompanying notes are an integral part of these consolidated statements.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             THIRTEEN
                                                                            WEEKS ENDED
                                                                      -------------------------
(In thousands)                                                         May 4,           May 5,
(Unaudited)                                                             2002             2001
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                              $ (4,385)        $ (4,981)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                      5,057            4,450
      Proceeds from sale of accounts receivable, net                    (5,300)         (10,200)
      Changes in operating assets and liabilities, net                  (4,535)          (8,176)
                                                                      --------         --------
              Net cash used in operating activities                     (9,163)         (18,907)

CASH FLOWS FROM INVESTING ACTIVITIES:

      Capital expenditures, net                                         (1,191)          (2,029)
      Proceeds from sale of property, fixtures and equipment              --                  8
                                                                      --------         --------
              Net cash used in investing activities                     (1,191)          (2,021)

CASH FLOWS FROM FINANCING ACTIVITIES:

      Payments on long-term debt and capital lease obligations         (32,512)         (28,607)
      Proceeds from issuance of long-term debt                          48,800           50,600
      Common shares repurchased                                           (178)            --
      Decrease in bank overdraft balances                               (3,404)            (688)
      Increase in restricted cash                                         (357)            --
                                                                      --------         --------
              Net cash provided by financing activities                 12,349           21,305

              Net increase in cash and cash equivalents                  1,995              377

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         9,752           14,067

                                                                      --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 11,747         $ 14,444
                                                                      ========         ========

SUPPLEMENTAL CASH FLOW INFORMATION:

      Interest paid                                                   $  2,144         $  1,588
      Income taxes paid                                               $ 10,618         $  7,813


  The accompanying notes are an integral part of these consolidated statements.

                  THE BON-TON STORES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


The Bon-Ton Stores, Inc., a Pennsylvania corporation, was incorporated on January 31, 1996 as successor of a company established on January 31, 1929 and currently operates as one business segment, through its subsidiaries, 73 retail department stores located in Pennsylvania, New York, New Jersey, Maryland, Connecticut, Massachusetts, New Hampshire, Vermont and West Virginia.

1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include accounts of The Bon-Ton Stores, Inc. and all of its wholly-owned subsidiaries (the "Company"). All intercompany transactions and balances have been eliminated in consolidation.

The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation of interim periods have been included. The Company's business is seasonal in nature and results of operations for interim periods presented are not necessarily indicative of results for the full fiscal year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002 (the "2001 Annual Report").

Certain prior year balances have been reclassified to conform with the current year presentation.

2.    STOCK REPURCHASES

On February 7, 2002, the Company announced a stock repurchase program authorizing the purchase of up to $2.5 million of Company stock from time to time. During the first quarter of 2002, the Company purchased 41,500 shares at a cost of $0.2 million. Treasury stock is accounted for by the cost method.

3.    PER SHARE AMOUNTS

The presentation of earnings per share (EPS) requires a reconciliation of numerators and denominators used in basic and diluted EPS calculations. The numerator, net loss, is identical in both calculations. The following table presents a reconciliation of average shares outstanding for the respective calculations for each period presented on the accompanying consolidated statements of operations:

                                               THIRTEEN
                                              WEEKS ENDED
                                     ----------------------------
                                       May 4,             May 5,
                                        2002              2001
                                     ----------        ----------
Basic Calculation                    15,283,000        15,150,000
Effect of dilutive shares ---
    Restricted Shares                      --                --
    Options                                --                --
                                     ----------        ----------
Diluted Calculation                  15,283,000        15,150,000
                                     ----------        ----------

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


The following securities were antidilutive and, therefore, were not included in the computation of diluted income per share amounts:

                                       THIRTEEN
                                     WEEKS ENDED
                               ----------------------
                                 May 4,        May 5,
                                 2002           2001
                               -------        -------
Antidilutive shares ---
    Restricted Shares          182,000        117,000
    Options                    967,000        928,000


Certain securities were excluded from the computation of dilutive shares due to the Company's net loss position in the quarters ended May 4, 2002 and May 5, 2001. The following table shows the approximate effect of dilutive securities had the Company reported profit for the quarters ended May 4, 2002 and May 5, 2001:

                                                         THIRTEEN
                                                        WEEKS ENDED
                                                     -------------------
                                                     May 4,       May 5,
                                                      2002        2001
                                                     ------       ----
Approximate effect of dilutive securities ---
    Restricted Shares                                91,000        --
    Options                                          86,000        --


4.    GOODWILL AND INTANGIBLE ASSETS

Effective at the beginning of 2002, the Company adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Upon adoption of SFAS No. 142, goodwill amortization ceased. Goodwill is now subject to fair-value based impairment tests performed, at a minimum, on an annual basis. In addition, a transitional goodwill impairment test was required as of the adoption date.

The Company had $3.0 million in net goodwill recorded in its consolidated balance sheet at the beginning of 2002. The Company completed the required transitional goodwill impairment test in the first quarter of 2002, and determined that its goodwill was not impaired. During the first quarter of 2002, no goodwill amortization was recorded, no additional goodwill was acquired, no impairment losses were recognized and no goodwill was disposed of through sale of a business unit.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


SFAS No. 142 requires the presentation of net income and related earnings per share data adjusted for the effect of goodwill amortization. To illustrate the impact of goodwill amortization on results of the prior year period, the following table provides adjusted net income and earnings per share data for the first quarter of 2001 as compared to 2002:



                                                                        THIRTEEN
(In thousands, except per share data)                                  WEEKS ENDED
                                                               ---------------------------
                                                                May 4,            May 5,
                                                                 2002              2001
                                                               ---------         ---------
Reported net loss                                              ($  4,385)        ($  4,981)
Add back: Goodwill amortization, net of $22 tax benefit             --                  36
                                                               ---------         ---------
Adjusted net loss                                              ($  4,385)        ($  4,945)
                                                               =========         =========

Per share amounts ---

BASIC:
Reported net loss                                              ($   0.29)        ($   0.33)
Add back:  Goodwill amortization, net of tax benefit                --                --
                                                               ---------         ---------
Adjusted net loss                                              ($   0.29)        ($   0.33)
                                                               =========         ========

DILUTED:
Reported net loss                                              ($   0.29)        ($   0.33)
Add back:  Goodwill amortization, net of tax benefit                --                --
                                                               ---------         ---------
Adjusted net loss                                              ($   0.29)        ($   0.33)
                                                               =========         ========


SFAS No. 142 also requires disclosure of intangible assets which are subject to amortization. As of May 4, 2002 and February 2, 2002, the Company reported the following lease-related interests classified as intangible assets:


(In thousands)                          May 4,      February 2,
                                         2002           2002
                                       -------        -------
Intangible assets - leases             $10,828        $10,828
Less:  Accumulated amortization          3,916          3,794
                                       -------        -------
     Net                               $ 6,912        $ 7,034
                                       =======        =======


These lease interests relate to below-market-rate leases purchased in store acquisitions completed in fiscal years 1992 through 1999, which were adjusted to reflect fair market value. These leases had lives of four to forty-eight years. During the quarter ended May 4, 2002, $0.1 million in amortization was recorded on these intangible assets. The Company anticipates amortization on these intangible assets of approximately $0.5 million, $0.4 million, $0.4 million, $0.5 million and $0.5 million for fiscal years 2002, 2003, 2004, 2005 and 2006, respectively.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


5.    EFFECT OF NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002 with earlier adoption encouraged. The Company intends to adopt SFAS 143 for the 2003 fiscal year and does not expect the provisions of SFAS No. 143 to have a material impact on operating results of the Company.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented:



                                                     THIRTEEN
                                                     WEEKS ENDED
                                                ----------------------
                                                May 4,          May 5,
                                                 2002            2001
                                                ------          ------
NET SALES                                        100.0%          100.0%
OTHER INCOME, NET                                  0.4             0.4
                                                ------          ------
                                                 100.4           100.4
                                                ------          ------
COSTS AND EXPENSES:

     Costs of merchandise sold                    66.7            65.9
     Selling, general and administrative          33.6            35.5
     Depreciation and amortization                 3.4             3.0
                                                ------          ------
LOSS FROM OPERATIONS                              (3.3)           (4.0)
INTEREST EXPENSE, NET                              1.3             1.3
                                                ------          ------
LOSS BEFORE INCOME TAXES                          (4.7)           (5.3)
INCOME TAX BENEFIT                                (1.7)           (2.0)
                                                ------          ------
NET LOSS                                          (2.9)%          (3.3)%
                                                ======          ======


THIRTEEN WEEKS ENDED MAY 4, 2002 COMPARED TO THIRTEEN WEEKS ENDED MAY 5, 2001

For purposes of the following discussions, all references to "first quarter of 2002" and "first quarter of 2001" are to the Company's thirteen-week period ended May 4, 2002 and May 5, 2001, respectively.

NET SALES. Net sales for the first quarter of 2002 were $150.5 million, reflecting a total and comparable store sales increase of 0.5% from the same period last year. Business families recording sales increases for the first quarter of 2002 were Coats, Petites, Juniors, Misses Sportswear and Accessories. Business families reflecting the sharpest sales percentage decreases were Mens Clothing, Shoes, Womens, Intimate and Dresses.

OTHER INCOME, NET. Net other income, principally income from leased departments, remained constant at 0.4% of net sales in the first quarter of 2002 and 2001.

COSTS AND EXPENSES. Gross margin as a percentage of net sales decreased 0.8 percentage point to 33.3% for the quarter ended May 4, 2002 from 34.1% for the comparable period last year, primarily reflecting an increased markdown rate on seasonal merchandise. Gross margin dollars decreased $0.9 million compared to the first quarter of 2001 as a result of the reduction in gross margin rate.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)


Selling, general and administrative expenses for the first quarter of 2002 were $2.5 million below the first quarter of 2001. The current year expense rate decreased 1.9 percentage points to 33.6% of net sales, relative to 35.5% of net sales in the first quarter of 2001. The expense dollar and rate decreases are principally a reflection of increased income on the Company's proprietary credit card program, and lower expenses for utilities, rent, advertising and employee benefits.

Depreciation and amortization in the first quarter of 2002 increased $0.6 million over the first quarter of 2001, principally reflecting full 2002 depreciation on fiscal 2001 fixed asset additions.

LOSS FROM OPERATIONS. Loss from operations in the first quarter of 2002 was $5.0 million, or 3.3% of net sales, compared to loss from operations of $6.1 million, or 4.0% of net sales, in the first quarter of 2001.

The Company sells receivables through its accounts receivable facility to provide additional working capital. On a pro-forma basis, if the Company had on-balance sheet financing, it would have reduced selling, general and administrative expenses by $1.4 million in the first quarter of 2002 and $2.1 million in the first quarter of 2001. The lower selling, general and administrative expenses would have been offset by a corresponding increase in interest expense for both periods. The net result of the pro-forma reclassification would reflect loss from operations of $3.6 million in the first quarter of 2002 and loss from operations of $4.0 million for the first quarter of 2001.

INTEREST EXPENSE, NET. Net interest expense remained relatively constant at $2.0 million, or 1.3% of net sales, in the first quarter of 2002 compared to $1.9 million, or 1.3% of net sales, in the first quarter of 2001. The consistency in net interest expense is primarily a reflection of long-term interest rate swap agreements.

INCOME TAX BENEFIT. The effective tax rate remained constant at 37.5% in the first quarters of 2002 and 2001.

NET LOSS. Net loss in the first quarter of 2002 was $4.4 million, or 2.9% of net sales, compared to net loss of $5.0 million, or 3.3% of net sales, in the first quarter of 2001.


FUTURE ACCOUNTING CHANGES

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002 with earlier adoption encouraged. The Company intends to adopt SFAS 143 for the 2003 fiscal year and does not expect the provisions of SFAS No. 143 to have a material impact on operating results of the Company.


SEASONALITY AND INFLATION

The Company's business, like that of most retailers, is subject to seasonal fluctuations, with the major portion of sales and income realized during the second half of each fiscal year, which includes back-to-school and holiday seasons. Due to the fixed nature of certain costs, selling, general and administrative expenses are typically higher as a percentage of net sales during the first half of each fiscal year.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)


Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of results that may be achieved for a full fiscal year. In addition, quarterly operating results are impacted by the timing and amount of revenues and costs associated with the opening of new stores and closing and remodeling of existing stores.

The Company does not believe inflation had a material effect on operating results during the quarters ended May 4, 2002 and May 5, 2001. However, there can be no assurance that the Company's business will not be affected by inflationary adjustments in the future.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital requirements are currently met through a combination of cash, borrowings under its revolving credit facility and proceeds from its accounts receivable facility.

The following table summarizes the Company's liquidity and capital resources:


                                                 May 4,         May 5,
(Dollars in millions)                             2002           2001
------------------------------------------------------------------------
Working capital                                  $ 132.3        $ 159.4

Current ratio                                     2.38:1         2.73:1

Funded debt to total capitalization               0.30:1         0.39:1

Unused availability under lines of credit        $  67.5        $  52.0


For the quarter ended May 4, 2002, net cash used in operating activities was $9.2 million as compared to net cash used of $18.9 million for the comparable period last year. The decrease in net cash used in 2002 as compared to 2001 was primarily attributable to a decrease in the Company's working capital requirements, particularly reflected in reduced merchandise inventories, reduced accounts receivable and an increase in net proceeds from sale of accounts receivable.

Net cash used in investing activities was $1.2 million in 2002 compared to $2.0 million for the comparable period last year. This reduction reflects differences in the timing of capital projects.

Net cash provided by financing activities amounted to $12.3 million for 2002 compared to $21.3 million for the comparable period of 2001. The decrease in cash provided by financing activities in 2002 was primarily attributable to decreased advances from the Company's revolving credit facility and increased debt payments.

The Company anticipates its cash flows from operations, supplemented by borrowings under its revolving credit facility and proceeds from its accounts receivable facility, will be sufficient to satisfy its operating cash requirements.

Cash flows from operations are impacted by consumer confidence, weather conditions in the geographic markets served by the Company, economic climate and competitive conditions existing in the retail industry. A downturn in any single factor or a combination of factors could have a material adverse impact upon the Company's ability to generate sufficient cash flows to operate its business.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)


The Company has not identified any probable circumstances that would likely impair its ability to meet its cash requirements or trigger a default or acceleration of payment of the Company's debt.

TRANSFERS OF FINANCIAL ASSETS

The Company engages in securitization activities involving the Company's proprietary credit card portfolio as a source of funding. Gains and losses from securitizations are recognized in the Consolidated Statements of Income when the Company relinquishes control of the transferred financial assets in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125" and other related pronouncements. The gain or loss on the sale of financial assets depends in part on the previous carrying amount of the assets involved in the transfer, allocated between the assets sold and the retained interests based upon their respective fair values at the date of sale.

The Company has sold an undivided percentage ownership interest in certain of its credit card accounts receivable to an unrelated third-party under a $150 million accounts receivable securitization facility. The unrelated third-party, referred to as the conduit, has purchased a $144.7 million interest in the accounts receivable under this facility at May 4, 2002. The Company has an agreement to sell, on a revolving basis, pools of accounts receivable to a special purpose entity, The Bon-Ton Receivables Partnership, LP ("BTRLP"), a wholly-owned subsidiary of the Company. BTRLP is designed to facilitate the securitization of certain accounts receivable. BTRLP then sells an undivided percentage ownership interest in each individual receivable to the conduit at a discount and uses cash collected on these receivables to purchase additional receivables from the Company. The Company is responsible for servicing these accounts and receives a servicing fee, while BTRLP bears the risk of non-collection. Associated off-balance-sheet assets and related debt were $144.7 and $150.0 million at May 4, 2002 and February 2, 2002, respectively. Since the conduit purchases accounts receivable from BTRLP on a revolving basis, the Company currently has access to all of the cash collections on the accounts receivable. Upon the facility's termination, the conduit would be entitled to all cash collections on BTRLP's accounts receivable until its net investment ($144.7 million at May 4, 2002) is repaid. Accordingly, upon termination of the facility, the assets of BTRLP would not be available to the Company until all amounts due and owing by BTRLP to the conduit have been paid in full.

The Company believes the terms of the accounts receivable facility qualify the accounts receivable transactions for "sale treatment" under generally accepted accounting principles. This treatment requires it to account for BTRLP's transactions with the conduit as a sale of accounts receivable instead of reflecting the conduit's net investment as long-term debt with a pledge of accounts receivable as collateral. Absent this "sale treatment," the Company's balance sheet would reflect additional accounts receivable and long-term debt, which could be a factor in the Company's ability to raise capital; however, results of operations would not be impacted.

CRITICAL ACCOUNTING POLICIES

The Company's discussion and analysis of financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. Preparation of these financial statements requires the Company to make estimates and judgments that affect reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of its financial statements. On an ongoing basis, the Company evaluates its estimates, including those related to merchandise returns, bad debts, inventories,

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)


intangible assets, income taxes, financings and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The Company believes its critical accounting policies are those described below.

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit-worthiness. The Company continually monitors collections and payments from customers and maintains an allowance for estimated credit losses based upon its historical experience and any specific customer collection issues identified (e.g. bankruptcy). While such credit losses have historically been within expectations and provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates as in the past. If circumstances change (e.g. higher than expected defaults or bankruptcies), the Company's estimates of the recoverability of amounts due to the Company could be materially reduced.

Inventory Valuation

Inventories are stated at the lower of cost or market with cost determined using the retail last-in, first-out ("LIFO") method. Under the retail inventory method, the valuation of inventories at cost and resulting gross margin are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. The retail inventory method is an averaging method that has been widely used in the retail industry due to its practicality. Use of the retail inventory method will result in valuing inventories at the lower of cost or market if markdowns are taken timely as a reduction of the retail value of inventories.

Income Taxes

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The process involves the Company summarizing temporary differences resulting from differing treatment of items (e.g. inventory valuation reserves) for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The Company must then assess the likelihood that deferred tax assets will be recovered from future taxable income and, to the extent the Company believes recovery is not likely, a valuation allowance must be established. To the extent the Company establishes a valuation allowance in a period, an expense must be recorded within the tax provision in the statement of operations. Net deferred tax assets were $9.7 million and $10.1 million as of May 4, 2002 and February 2, 2002, respectively. As of said dates, no valuation allowance has been established against net deferred tax assets, as the Company believes these tax benefits will be realizable through reversal of existing deferred tax liabilities and future taxable income.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)


Long-lived Assets

The Company assesses, on a store-by-store basis, the impairment of identifiable long-lived assets -- primarily property, fixtures and equipment -- whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Cash flow estimates are based on historical results adjusted to reflect the Company's best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Estimates of fair value represent the Company's best estimate based on industry trends and reference to market rates and transactions. Newly-opened stores may take time to generate positive operating and cash flow results. Factors such as store type, store location, current marketplace awareness of the Company's private label brands, local customer demographic data and current fashion trends are all considered in determining the time-frame required for a store to achieve positive financial results. If economic conditions are substantially different from our expectations, the carrying value of certain long-lived assets may become impaired.

Property, fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in the Company's business model or changes in the Company's capital strategy can result in the actual useful lives differing from the Company's estimates. In cases where the Company determines that the useful life of property, fixtures and equipment should be shortened, the Company would depreciate the net book value in excess of the salvage value over its revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or leasehold improvements could result in shortened useful lives.

Securitizations

A significant portion of the Company's funding is through off-balance-sheet credit card securitizations via sales of certain accounts receivable through an accounts receivable facility. The sale of receivables is to BTRLP, a special purpose entity, as defined by SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- A Replacement of FASB Statement No. 125." BTRLP is a wholly-owned subsidiary of the Company. BTRLP sells the receivables through the accounts receivable facility to a conduit. BTRLP may sell up to $150.0 million through the facility.

The Company sells accounts receivable through securitizations with servicing retained. When the Company securitizes, it surrenders control over the transferred assets and accounts for the transaction as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The Company allocates the previous carrying amount of the securitized receivables between the assets sold and retained interests, based on their relative estimated fair values at the date of sale. Securitization income is recognized at the time of the sale, and is equal to the excess of the fair value of the assets obtained (principally cash) over the allocated cost of the assets sold and transaction costs. During the revolving period of each accounts receivable securitization, securitization income is recorded representing estimated gains on the sale of new receivables to the conduit on a continuous basis to replenish the investors' interest in securitized receivables that have been repaid by the credit card account holders. Fair value estimates used in the recognition of securitization income require certain assumptions of payment, default, servicing costs and interest rates. To the extent actual results differ from those estimates, the impact is recognized as securitization income.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)


The Company estimates the fair value of retained interests in securitizations based on a discounted cash flow analysis. The cash flows of the retained interest-only strip are estimated as the excess of the weighted average finance charge yield on each pool of receivables sold over the sum of the interest rate paid to the note holder, the servicing fee and an estimate of future credit losses over the life of the receivables. Cash flows are discounted from the date the cash is expected to become available to the Company. These cash flows are projected over the life of the receivables using payment, default, and interest rate assumptions that the Company believes would be used by market participants for similar financial instruments subject to prepayment, credit and interest rate risk. The cash flows are discounted using an interest rate that the Company believes a purchaser unrelated to the seller of the financial instrument would demand. As all estimates used are influenced by factors outside the Company's control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term. Any adverse change in the Company's assumptions could materially impact securitization income.

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

                    THE BON-TON STORES, INC. AND SUBSIDIARIES


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not believe its interest rate risks, as described in the 2001 Annual Report, have changed materially since the Company's disclosure in its 2001 Annual Report.


PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in any legal proceedings since the Company's disclosure in its 2001 Annual Report.

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

                                                  THE BON-TON STORES, INC.


DATE:  June 14, 2002                           BY:  /s/  Tim Grumbacher
      ---------------------                         ------------------------
                                                    Tim Grumbacher
                                                    Chairman of the Board and
                                                    Chief Executive Officer

DATE:  June 14, 2002                           BY:  /s/  James H. Baireuther
      ---------------------                         ----------------------------
                                                    James H. Baireuther
                                                    Vice Chairman, Chief
                                                    Administrative Officer and
                                                    Chief Financial Officer