Form 10-Q
period 2002-08-03
BON TON STORES INC
filed 2002-09-17
CIK 878079

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter ended August 3, 2002                    Commission File Number
                                                               0-19517


                            THE BON-TON STORES, INC.
                             2801 EAST MARKET STREET
                            YORK, PENNSYLVANIA 17402
                                 (717) 757-7660


INCORPORATED IN PENNSYLVANIA                             IRS NO. 23-2835229





         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of September 10, 2002 there were 12,400,911 shares of Common Stock, $0.01 par value, and 2,989,853 shares of Class A Common Stock, $0.01 par value, outstanding.

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                    THE BON-TON STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                     August 3,         February 2,
(In thousands except share and per share data)                                                         2002               2002
------------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                              (Unaudited)
CURRENT ASSETS:

   Cash and cash equivalents                                                                         $  11,596          $   9,752
   Trade and other accounts receivable, net of allowance for doubtful accounts and sales
      returns of $3,586 and $3,408 at August 3, 2002 and February 2, 2002, respectively                 22,285             31,161
   Merchandise inventories                                                                             156,594            166,042
   Prepaid expenses and other current assets                                                            15,419             10,542
   Deferred income taxes                                                                                 6,377              7,371
                                                                                                     ---------          ---------
    Total current assets                                                                               212,271            224,868
                                                                                                     ---------          ----------
PROPERTY, FIXTURES AND EQUIPMENT AT COST,
   LESS ACCUMULATED DEPRECIATION AND AMORTIZATION                                                      138,094            143,884
DEFERRED INCOME TAXES                                                                                    3,935              2,741
GOODWILL AND INTANGIBLE ASSETS                                                                           9,755              9,999
OTHER ASSETS                                                                                             3,776              4,091
                                                                                                     ---------          ---------
    Total assets                                                                                     $ 367,831          $ 385,583
                                                                                                     =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:

   Accounts payable                                                                                  $  60,150          $  57,007
   Accrued payroll and benefits                                                                          9,749              9,743
   Accrued expenses                                                                                     24,047             28,191
   Current portion of long-term debt                                                                       680                646
   Current portion of obligations under capital leases                                                     241                232
   Income taxes payable                                                                                    660             11,891
                                                                                                     ---------          ---------
    Total current liabilities                                                                           95,527            107,710
                                                                                                     ---------          ---------

LONG-TERM DEBT, LESS CURRENT MATURITIES                                                                 68,160             67,209
OBLIGATIONS UNDER CAPITAL LEASES, LESS CURRENT MATURITIES                                                  597                720
OTHER LONG-TERM LIABILITIES                                                                              6,955              6,683
                                                                                                     ---------          ---------
    Total liabilities                                                                                  171,239            182,322
                                                                                                     ---------          ---------


SHAREHOLDERS' EQUITY

   Preferred Stock - authorized 5,000,000 shares at $0.01 par value; no shares issued                       --                 --
   Common Stock - authorized 40,000,000 shares at $0.01 par value; issued and outstanding
     shares of 12,415,211 and 12,483,941 at August 3, 2002 and February 2, 2002, respectively              125                125
   Class A Common Stock - authorized 20,000,000 shares at $0.01 par value; issued and
     outstanding shares of 2,989,853 at August 3, 2002 and February 2, 2002                                 30                 30
   Treasury stock, at cost - shares of 65,500 at August 3, 2002                                           (279)                --
   Additional paid-in-capital                                                                          107,436            107,467
   Deferred compensation                                                                                  (298)              (408)
   Accumulated other comprehensive income                                                               (2,879)            (2,354)
   Retained earnings                                                                                    92,457             98,401
                                                                                                     ---------          ---------
    Total shareholders' equity                                                                         196,592            203,261
                                                                                                     ---------          ---------
    Total liabilities and shareholders' equity                                                       $ 367,831          $ 385,583
                                                                                                     =========          =========

 The accompanying notes are an integral part of these consolidated statements.

         THE BON-TON STORES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 THIRTEEN                              TWENTY-SIX
                                                                WEEKS ENDED                            WEEKS ENDED
                                                      -------------------------------------------------------------------
(In thousands except share and per share data)           August 3,        August 4,           August 3,         August 4,
(Unaudited)                                                2002             2001                2002               2001
-------------------------------------------------------------------------------------------------------------------------
NET SALES                                             $    153,890      $    150,867       $    304,407      $    300,586
OTHER INCOME, NET                                              553               518              1,087             1,042
                                                      -------------------------------------------------------------------
                                                           154,443           151,385            305,494           301,628
                                                      -------------------------------------------------------------------
COSTS AND EXPENSES:

       Costs of merchandise sold                            95,959            95,637            196,356           194,377
       Selling, general and administrative                  53,733            54,112            104,369           107,218
       Depreciation and amortization                         4,847             4,484              9,904             8,934
                                                      --------------------------------------------------------------------
LOSS FROM OPERATIONS                                           (96)           (2,848)            (5,135)           (8,901)
INTEREST EXPENSE, NET                                        2,399             2,175              4,376             4,092
                                                      --------------------------------------------------------------------
LOSS BEFORE INCOME TAXES                                    (2,495)           (5,023)            (9,511)          (12,993)
INCOME TAX BENEFIT                                            (936)           (1,884)            (3,567)           (4,873)
                                                      --------------------------------------------------------------------
NET LOSS                                               $    (1,559)     $     (3,139)      $     (5,944)     $     (8,120)
                                                      ====================================================================
Per share amounts --

BASIC:

       Net loss                                       $      (0.10)     $      (0.21)      $      (0.39)     $      (0.54)
                                                      ====================================================================

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING               15,238,000        15,161,000         15,260,000        15,155,000


DILUTED:

       Net loss                                       $      (0.10)     $      (0.21)      $      (0.39)     $      (0.54)
                                                      =====================================================================

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING             15,238,000        15,161,000         15,260,000        15,155,000

 The accompanying notes are an integral part of these consolidated statements.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         TWENTY-SIX
                                                                                         WEEKS ENDED
                                                                                 --------------------------
(In thousands)                                                                   August 3,        August 4,
(Unaudited)                                                                        2002             2001
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                         $ (5,944)        $ (8,120)
Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities:
       Depreciation and amortization                                                9,904            8,934
       Changes in operating assets and liabilities, net                             6,792          (11,414)
                                                                                 --------------------------
                    Net cash provided by (used in) operating activities            10,752          (10,600)

CASH FLOWS FROM INVESTING ACTIVITIES:

       Capital expenditures, net                                                   (3,878)          (5,939)
       Proceeds from sale of property, fixtures and equipment                           2               12
                                                                                 --------------------------
                    Net cash used in investing activities                          (3,876)          (5,927)

CASH FLOWS FROM FINANCING ACTIVITIES:

       Payments on long-term debt and capital lease obligations                   (75,079)         (76,269)
       Proceeds from issuance of long-term debt                                    75,950           93,500
       Common shares repurchased                                                     (279)              --
       Increase (decrease) in bank overdraft balances                              (5,624)             313
                                                                                 --------------------------
                    Net cash provided by (used in) financing activities            (5,032)          17,544

                    Net increase in cash and cash equivalents                       1,844            1,017

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    9,752           14,067

                                                                                 --------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 11,596         $ 15,084
                                                                                 ==========================

SUPPLEMENTAL CASH FLOW INFORMATION:

       Interest paid                                                             $  3,891         $  3,454
       Income taxes paid                                                         $ 10,785         $  7,820

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

2.    STOCK REPURCHASES

On February 7, 2002, the Company announced a stock repurchase program authorizing the purchase of up to $2.5 million of Company stock from time to time. The Company purchased 41,500 shares, at a cost of $0.2 million, during the first quarter of 2002 and 24,000 shares, at a cost of $0.1 million, during the second quarter of 2002. Treasury stock is accounted for by the cost method.

3.    PER SHARE AMOUNTS

The presentation of earnings per share (EPS) requires a reconciliation of numerators and denominators used in basic and diluted EPS calculations. The numerator, net loss, is identical in both calculations. The following table presents a reconciliation of average shares outstanding for the respective calculations for each period presented on the accompanying consolidated statements of operations:

                                                  THIRTEEN                              TWENTY-SIX
                                                 WEEKS ENDED                            WEEKS ENDED
                                          ----------------------------------------------------------------
                                            August 3,       August 4,         August 3,         August 4,
                                              2002            2001              2002              2001
                                          -------------  --------------     ---------------  ------------
Basic Calculation                         15,238,000        15,161,000        15,260,000        15,155,000
Effect of dilutive shares ---
    Restricted Shares                             --                --                --                --
    Options                                       --                --                --                --
                                          -----------------------------      -----------------------------
Diluted Calculation                       15,238,000        15,161,000        15,260,000        15,155,000
                                          -----------------------------      -----------------------------

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

The following securities were antidilutive and, therefore, were not included in the computation of diluted income per share amounts for the periods indicated:


                                              THIRTEEN                           TWENTY-SIX
                                             WEEKS ENDED                         WEEKS ENDED
                                        ---------------------------   ----------------------------
                                         August 3,      August 4,      August 3,       August 4,
                                           2002           2001           2002            2001
                                        ------------  -------------   ------------    ------------
Antidilutive shares ---
    Restricted Shares                     175,000        321,000        179,000         219,000
    Options                               960,000        929,000        964,000         928,000



Certain securities were excluded from the computation of dilutive shares due to the Company's net loss position. The following table shows the approximate effect of dilutive securities had the Company reported profit for the periods indicated:


                                                             THIRTEEN                             TWENTY-SIX
                                                           WEEKS ENDED                           WEEKS ENDED
                                                  ----------------------------------     --------------------------------
                                                      August 3,         August 4,           August 3,         August 4,
                                                        2002               2001                2002             2001
                                                  ----------------   ---------------     ---------------   --------------
Approximate effect of dilutive securities ---
    Restricted Shares                                  105,000            20,000             98,000            10,000
    Options                                            121,000               -              104,000               -


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

The Company had $3.0 million in net goodwill recorded in its consolidated balance sheet at the beginning of 2002. The Company completed the required transitional goodwill impairment test in the first quarter of 2002, and determined that its goodwill was not impaired. During the twenty-six weeks ended August 3, 2002, no goodwill amortization was recorded, no additional goodwill was acquired, no impairment losses were recognized and no goodwill was disposed of through sale of a business unit.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)



SFAS No. 142 requires the presentation of net income and related earnings per share data adjusted for the effect of goodwill amortization. To illustrate the impact of goodwill amortization on results of the prior year periods, the following table provides adjusted net income and earnings per share:

                                                                      THIRTEEN                             TWENTY-SIX
(In thousands except per share data)                                 WEEKS ENDED                           WEEKS ENDED
                                                             -----------------------------------------------------------------
                                                              August 3,         August 4,         August 3,        August 4,
                                                                2002              2001              2002             2001
                                                             ------------   ----------------   ---------------  --------------
Reported net loss                                            ($  1,559)        ($  3,139)        ($  5,944)        ($   8,120)
Add back:  Goodwill amortization, net of
  tax benefit of $22 and $44 for the thirteen
  and twenty-six weeks, respectively                                --                36                --                 73
                                                             --------------------------------   ------------------------------
Adjusted net loss                                            ($  1,559)        ($  3,103)        ($  5,944)        ($   8,047)
                                                             ================================   ==============================
Per share amounts ---

BASIC:

Reported net loss                                            ($      0.10)     ($      0.21)     ($      0.39)     ($    0.54)
Add back:  Goodwill amortization, net of tax benefit                --                 0.01             --               0.01
                                                             --------------------------------   ------------------------------
Adjusted net loss                                            ($      0.10)     ($      0.20)     ($      0.39)     ($    0.53)
                                                             ================================   ==============================
DILUTED:

Reported net loss                                            ($      0.10)     ($      0.21)     ($      0.39)     ($    0.54)
Add back:  Goodwill amortization, net of tax benefit                --                 0.01             --               0.01
                                                             --------------------------------   ------------------------------
Adjusted net loss                                            ($      0.10)     ($      0.20)     ($      0.39)     ($    0.53)
                                                             ================================   ==============================

SFAS No. 142 also requires disclosure of intangible assets which are subject to amortization. As of August 3, 2002 and February 2, 2002, the Company reported the following lease-related interests classified as intangible assets:

(In thousands)                        August 3,       February 2,
                                        2002             2002
                                    -------------  ---------------
Intangible assets - leases           $    10,828      $     10,828
Less:  Accumulated amortization            4,038             3,794
                                    ------------------------------
     Net                             $     6,790      $      7,034
                                    ==============================


These lease interests relate to below-market-rate leases purchased in store acquisitions completed in fiscal years 1992 through 1999, which were adjusted to reflect fair market value. These leases had average lives of twenty-five years. Amortization of $0.1 million and $0.2 million was recorded on these intangible assets during the thirteen and twenty-six weeks ended August 3, 2002, respectively. The Company anticipates amortization on these intangible assets of approximately $0.5 million, $0.4 million, $0.4 million, $0.5 million and $0.5 million for fiscal years 2002, 2003, 2004, 2005 and 2006, respectively.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)

5.    INTEREST RATE DERIVATIVES

In 2002, the Company discontinued cash flow hedge accounting for $40 million of outstanding interest rate swaps that are converting variable rates under the Company's credit facilities to fixed rates. As these swaps were no longer considered highly effective under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," they are now being marked-to-market through earnings each reporting period. The amount recorded in interest expense related to the mark-to-market adjustment for these swaps was $0.2 million of income in the thirteen weeks ended May 4, 2002 and $0.3 million of expense for the thirteen weeks ended August 3, 2002.

The amount in accumulated other comprehensive income related to these swaps is being recognized as an adjustment to the yield of credit facilities borrowings over the remaining term for these discontinued swaps. The amount released from accumulated other comprehensive income was $0.2 million in each of the thirteen weeks ended May 4, 2002 and August 3, 2002.

6.    SALE OF RECEIVABLES

The Company securitizes its proprietary credit card portfolio through an accounts receivable facility (the "Facility"). Under the Facility, which is contingent upon receivables meeting certain performance criteria, the Company has the option to sell through The Bon-Ton Receivables Partnership, LP ("BTRLP"), a wholly-owned subsidiary of the Company, up to $150.0 million of an undivided percentage interest in the receivables on a limited recourse basis. In connection with the Facility, the Company retains servicing responsibilities, subordinated interests and an interest-only strip, all of which are retained interests in the securitized receivables. The Company receives annual servicing fees of 2.0% of the outstanding balance and rights to future cash flows arising after investors in the securitization have received the return for which they contracted. The investors have no recourse to the Company's other assets for failure of debtors to pay when due. The Company's retained interests are subordinate to the investors' interests. The value of the retained interest is subject to credit, prepayment and interest rate risks. The Company does not recognize a servicing asset or liability, as the amount received for servicing the receivables is a reasonable approximation of market rates and servicing costs.

As of August 3, 2002 and February 2, 2002, credit card receivables were sold under the securitization agreement in the amount of $144.5 million and $150.0 million, respectively, and the Company had subordinated interests of $22.9 million and $31.5 million, respectively, related to the amounts sold that were included in the accompanying consolidated balance sheets as trade and other accounts receivable.

During the thirteen weeks and twenty-six weeks ended August 3, 2002, the Company recognized securitization income of $2.3 million and $5.2 million, respectively, on securitization of credit card loans. This income is reported as a component of selling, general and administrative expenses.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)

7.    EFFECT OF NEW ACCOUNTING STANDARDS NOT YET ADOPTED

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-lived Assets," which supercedes SFAS No. 121. SFAS No. 144, effective for fiscal 2002, retains provisions of SFAS No. 121 regarding recognition and measurement of long-lived asset impairment. SFAS No. 144 supercedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for segments of a business to be disposed of. The Company anticipates that adoption of SFAS No. 144 provisions will not have a material impact on its operating results.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement changes the timing of recognition for certain exit costs associated with restructuring activities, so that certain exit costs would be recognized over the period in which the restructuring activities occur. Currently, exit costs are recognized when the Company commits to a restructuring plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, with early adoption encouraged.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented:

                                                    THIRTEEN                     TWENTY-SIX
                                                   WEEKS ENDED                   WEEKS ENDED
                                             -----------------------      ------------------------
                                              August 3,    August 4,       August 3,     August 4,
                                               2002           2001           2002          2001
--------------------------------------------------------------------      -----------------------
NET SALES                                     100.0%         100.0%          100.0%         100.0%
OTHER INCOME, NET                               0.4            0.3             0.4            0.4
                                             -----------------------      -----------------------
                                              100.4          100.3           100.4          100.4
                                             -----------------------      -----------------------

COSTS AND EXPENSES:

      Costs of merchandise sold                62.4           63.4            64.5           64.7
      Selling, general and administrative      34.9           35.9            34.3           35.7
      Depreciation and amortization             3.1            3.0             3.3            3.0
                                             -----------------------      -----------------------
LOSS FROM OPERATIONS                           (0.1)          (1.9)           (1.7)          (3.0)
INTEREST EXPENSE, NET                           1.6            1.4             1.4            1.4
                                             -----------------------      -----------------------
LOSS BEFORE INCOME TAXES                       (1.6)          (3.3)           (3.1)          (4.3)
INCOME TAX BENEFIT                             (0.6)          (1.2)           (1.2)          (1.6)
                                             -----------------------      -----------------------
NET LOSS                                       (1.0)%         (2.1)%          (2.0)%         (2.7)%
                                             -----------------------      -----------------------

THIRTEEN WEEKS ENDED AUGUST 3, 2002 COMPARED TO THIRTEEN WEEKS ENDED AUGUST 4, 2001

For purposes of the following discussions, all references to "second quarter of 2002" and "second quarter of 2001" are to the Company's thirteen-week period ended August 3, 2002 and August 4, 2001, respectively.

NET SALES. Net sales for the second quarter of 2002 were $153.9 million, reflecting a total and comparable store sales increase of 2.0% from the same period last year. Business families recording sales increases for the second quarter of 2002 were Coats, Accessories, Misses Sportswear, Petites, Womens and Juniors. Business families reflecting the sharpest sales percentage decreases for the second quarter of 2002 were Dresses, Childrens and Shoes.

OTHER INCOME, NET. Net other income, principally income from leased departments, was 0.4% of net sales in the second quarter of 2002 compared to 0.3% of net sales in the second quarter of 2001.

COSTS AND EXPENSES. Gross margin as a percentage of net sales increased 1.0 percentage point to 37.6% for the second quarter of 2002 from 36.6% for the comparable period last year. The gross margin percentage increase was primarily due to a higher cumulative markup and reduced markdowns. Gross margin dollars for the second quarter of 2002 increased $2.7 million compared to the second quarter of 2001, resulting from increases in sales volume and gross margin rate.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

Selling, general and administrative expenses for the second quarter of 2002 were $53.7 million, $0.4 million less than the second quarter of 2001. The expense dollar improvement was principally a reflection of increased securitization income on the Company's proprietary credit card program of $1.0 million, partially offset by increased insurance expenses and reduced vendor violations income. The current year expense rate decreased 1.0 percentage point to 34.9% of net sales, primarily due to increased sales volume.

Depreciation and amortization in the second quarter of 2002 increased $0.4 million over the second quarter of 2001, principally reflecting 2002 depreciation on fiscal 2001 capital expenditures.

LOSS FROM OPERATIONS. Loss from operations in the second quarter of 2002 was $0.1 million, or 0.1% of net sales, compared to loss from operations of $2.8 million, or 1.9% of net sales, in the second quarter of 2001.

INTEREST EXPENSE, NET. Net interest expense was $2.4 million, or 1.6% of net sales, in the second quarter of 2002 compared to $2.2 million, or 1.4% of net sales, in the second quarter of 2001. The increase in net interest expense is a reflection of the Company's position in interest rate swaps, partially offset by reductions in debt balances and interest rates.

INCOME TAX BENEFIT. The effective tax rate remained constant at 37.5% in the second quarters of 2002 and 2001.

NET LOSS. Net loss in the second quarter of 2002 was $1.6 million, or 1.0% of net sales, compared to net loss of $3.1 million, or 2.1% of net sales, in the second quarter of 2001.

TWENTY-SIX WEEKS ENDED AUGUST 3, 2002 COMPARED TO TWENTY-SIX WEEKS ENDED AUGUST 4, 2001

For purposes of the following discussions, all references to "2002" and "2001" are to the Company's twenty-six week period ended August 3, 2002 and August 4, 2001, respectively.

NET SALES. Net sales for the twenty-six weeks ended August 3, 2002 were $304.4 million, reflecting a total and comparable store sales increase of 1.3% from the same period last year. Business families recording sales increases for 2002 were Coats, Petites, Accessories, Misses Sportswear and Juniors. Business families reflecting the sharpest sales percentage decreases for 2002 were Dresses, Childrens, Intimate, Shoes and Mens Clothing.

OTHER INCOME, NET. Net other income, principally income from leased departments, was 0.4% of net sales in 2002 and 2001.

COSTS AND EXPENSES. Gross margin as a percentage of net sales increased 0.2 percentage point to 35.5% for the twenty-six weeks ended August 3, 2002 from 35.3% for the comparable period last year. The gross margin percentage increase in 2002 was primarily due to a higher cumulative markup. Gross margin dollars in 2002 increased $1.8 million compared to 2001, resulting from increases in sales volume and gross margin rate.

Selling, general and administrative expenses decreased $2.8 million, to $104.4 million in 2002 from $107.2 million in 2001. The expense dollar improvement was principally a reflection of increased securitization income on the Company's proprietary credit card program of $2.5 million and decreased advertising and utilities expense, partially offset by

                   THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

reduced vendor violation income. The expense rate as a percentage of net sales decreased 1.4 percentage points, to 34.3% from 35.7% for the prior year period, resulting from reductions in expense combined with increased sales volume.

Depreciation and amortization increased to 3.3% of net sales in 2002 from 3.0% of net sales in 2001, principally reflecting 2002 depreciation on fiscal 2001 capital expenditures.

LOSS FROM OPERATIONS. Loss from operations in 2002 was $5.1 million, or 1.7% of net sales, compared to loss from operations of $8.9 million, or 3.0% of net sales, in 2001.

INTEREST EXPENSE, NET. Net interest expense was $4.4 million, or 1.4% of net sales, for the twenty-six weeks ended August 3, 2002 compared to $4.1 million, or 1.4% of net sales, for the prior year period. The increase in net interest expense is a reflection of the Company's position in interest rate swaps, partially offset by reductions in debt balances and interest rates.

INCOME TAX BENEFIT. The effective tax rate remained constant at 37.5% in 2002 and 2001.

NET LOSS. Net loss in 2002 was $5.9 million compared to a net loss of $8.1 million in 2001.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-lived Assets," which supercedes SFAS No. 121. SFAS No. 144, effective for fiscal 2002, retains provisions of SFAS No. 121 regarding recognition and measurement of long-lived asset impairment. SFAS No. 144 supercedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for segments of a business to be disposed of. The Company anticipates that adoption of SFAS No. 144 provisions will not have a material impact on its operating results.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement changes the timing of recognition for certain exit costs associated with restructuring activities, so that certain exit costs would be recognized over the period in which the restructuring activities occur. Currently, exit costs are recognized when the Company commits to a restructuring plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, with early adoption encouraged.

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

The Company does not believe inflation had a material effect on operating results during the twenty-six weeks ended August 3, 2002 and August 4, 2001. However, there can be no assurance that the Company's business will not be affected by inflationary adjustments in the future.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital requirements are currently met through a combination of cash, borrowings under its revolving credit facility and proceeds from its accounts receivable facility.

The following table summarizes the Company's liquidity and capital resources:

                                                  August 3,        August 4,
(Dollars in millions)                               2002             2001
Working capital                                    $116.7          $153.2

Current ratio                                      2.22:1          2.63:1

Funded debt to total capitalization                0.26:1          0.38:1

Unused availability under lines of credit          $ 54.1          $ 37.3

For the twenty-six weeks ended August 3, 2002, net cash provided by operating activities was $10.8 million as compared to net cash used in operating activities of $10.6 million for the comparable prior year period. The increase in net cash from operating activities in 2002 as compared to 2001 was primarily attributable to a decrease in merchandise inventories, a reduction in accounts receivable and an increase in net proceeds from sale of accounts receivable.

Net cash used in investing activities was $3.9 million in 2002, compared to $5.9 million for the comparable period last year. This reduction reflects differences in the timing of capital projects.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

Net cash used in financing activities was $5.0 million for 2002, compared to net cash provided by financing activities of $17.5 million for the comparable period of 2001. The decrease in cash from financing activities in 2002 was primarily attributable to decreased advances on the Company's revolving credit facility.

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

The Company has sold an undivided percentage ownership interest in certain of its credit card accounts receivable to an unrelated third-party under a $150 million accounts receivable securitization facility. The unrelated third-party, referred to as the conduit, has purchased a $144.5 million interest in the accounts receivable under this facility at August 3, 2002. The Company has an agreement to sell, on a revolving basis, pools of accounts receivable to a special purpose entity, The Bon-Ton Receivables Partnership, LP ("BTRLP"), a wholly-owned subsidiary of the Company. BTRLP is designed to facilitate the securitization of certain accounts receivable. BTRLP then sells an undivided percentage ownership interest in each individual receivable to the conduit at a discount and uses cash collected on these receivables to purchase additional receivables from the Company. The Company is responsible for servicing these accounts and receives a servicing fee, while BTRLP bears the risk of non-collection. Associated off-balance-sheet assets and related debt were $144.5 and $150.0 million at August 3, 2002 and February 2, 2002, respectively. Upon the facility's termination, the conduit would be entitled to all cash collections on BTRLP's accounts receivable until its net investment ($144.5 million at August 3, 2002) is repaid. Accordingly, upon termination of the facility, the assets of BTRLP would not be available to the Company until all amounts due and owing by BTRLP to the conduit have been paid in full.

The Company believes the terms of the accounts receivable facility qualify the accounts receivable transactions for "sale treatment" under generally accepted accounting principles. This treatment requires it to account for BTRLP's transactions with the conduit as a sale of accounts receivable instead of reflecting the conduit's net investment as long-term debt with a pledge of accounts receivable as collateral. Absent this "sale treatment," the Company's balance sheet would reflect additional accounts receivable and long-term debt,

                   THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

which could be a factor in the Company's ability to raise capital; however, results of operations would not be materially impacted.

CRITICAL ACCOUNTING POLICIES

The Company's discussion and analysis of financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. Preparation of these financial statements requires the Company to make estimates and judgments that affect reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of its financial statements. On an ongoing basis, the Company evaluates its estimates, including those related to merchandise returns, bad debts, inventories, intangible assets, income taxes, financings and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company defines "critical accounting policies" as those accounting policies that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The Company believes its critical accounting policies are those described below.

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

Income Taxes

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The process involves the Company summarizing temporary differences resulting from differing treatment of items (e.g. inventory valuation reserves) for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The Company must then assess the

                   THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

likelihood that deferred tax assets will be recovered from future taxable income and, to the extent the Company believes recovery is not likely, a valuation allowance must be established. To the extent the Company establishes a valuation allowance in a period, an expense must be recorded within the tax provision in the statement of operations. Net deferred tax assets were $10.3 million and $10.1 million as of August 3, 2002 and February 2, 2002, respectively. As of said dates, no valuation allowance has been established against net deferred tax assets, as the Company believes these tax benefits will be realizable through reversal of existing deferred tax liabilities, tax carry-back availability and future taxable income.

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

FORWARD-LOOKING STATEMENTS

Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which may be identified by words such as "may," "could," "will," "plan," "expect," "anticipate," "estimate," "project," "intend" or other similar expressions, involve important risks and uncertainties that could significantly affect results in the future, and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, uncertainties affecting retail in general, such as consumer confidence and demand for soft goods; risks relating to leverage and debt service; competition within markets in which the Company's stores are located; and the need for, and costs associated with, store renovations and other capital expenditures. These risks and other risks are discussed in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002.

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

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 18, 2002, the Company held its Annual Meeting of Shareholders. The following matter was submitted for vote:

      1. The following individuals were nominated and elected by the votes set forth to serve as the directors of the Company:

M. Thomas Grumbacher                                 For:       40,692,021
                                      Withhold Authority:          243,102

James H. Baireuther                                  For:       40,692,021
                                      Withhold Authority:          243,102

Samuel J. Gerson                                     For:       40,794,621
                                      Withhold Authority:          140,502

Michael L. Gleim                                     For:       40,378,876
                                      Withhold Authority:          556,247

Robert C. Siegel                                     For:       40,794,621
                                      Withhold Authority:          140,502

Leon D. Starr                                        For:       40,793,971
                                      Withhold Authority:          141,152

Frank Tworecke                                       For:       40,650,321
                                      Withhold Authority:          284,802

Thomas W. Wolf                                       For:       40,794,621
                                      Withhold Authority:          140,502

                   THE BON-TON STORES, INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:


      None.

(b) Reports on Form 8-K filed during the quarter:

      1. On June 14, 2002, the Company filed a Current Report on Form 8-K reporting, under Item 4, a change in auditors from Arthur Andersen LLP to KPMG LLP.

      2. On June 19, 2002, the Company filed a Current Report on Form 8-K reporting, under Item 4, a change in auditors relative to The Bon-Ton Stores, Inc. Profit Sharing / Retirement Savings Plan from Arthur Andersen LLP to KPMG LLP.

      3. On June 27, 2002, the Company filed an amended Current Report on Form 8-K relative to events reported in the Current Report on Form 8-K filed June 14, 2002.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            THE BON-TON STORES, INC.

DATE: September 16, 2002                    BY: /s/  Tim Grumbacher
         -------------------                   --------------------------------
                                                Tim Grumbacher
                                                Chairman of the Board and
                                                Chief Executive Officer

DATE: September 16, 2002                    BY: /s/  James H. Baireuther
         -------------------                   --------------------------------
                                                James H. Baireuther
                                                Vice Chairman, Chief
                                                Administrative Officer and
                                                Chief Financial Officer

                   THE BON-TON STORES, INC. AND SUBSIDIARIES

                                 CERTIFICATIONS

I, Tim Grumbacher, Chairman of the Board and Chief Executive Officer of The Bon-Ton Stores, Inc., certify that:

      (1) I have reviewed this quarterly report on Form 10-Q of The Bon-Ton Stores, Inc.;

      (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

                                           THE BON-TON STORES, INC.


DATE: September 16, 2002                   BY: /s/  Tim Grumbacher
      -------------------                      -----------------------------
                                               Tim Grumbacher
                                               Chairman of the Board and
                                               Chief Executive Officer


I, James H. Baireuther, Vice Chairman, Chief Administrative Officer and Chief Financial Officer of The Bon-Ton Stores, Inc., certify that:

      (1) I have reviewed this quarterly report on Form 10-Q of The Bon-Ton Stores, Inc.;

      (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

                                          THE BON-TON STORES, INC.


DATE: September 16, 2002                  BY:  /s/  James H. Baireuther
      -------------------                      ---------------------------------
                                               James H. Baireuther
                                               Vice Chairman, Chief
                                               Administrative Officer and
                                               Chief Financial Officer

                   THE BON-TON STORES, INC. AND SUBSIDIARIES

                           CERTIFICATIONS PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with quarterly report of The Bon-Ton Stores, Inc. on Form 10-Q for the period ending August 3, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tim Grumbacher, Chairman of the Board and Chief Executive Officer of The Bon-Ton Stores, Inc., certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of The Bon-Ton Stores, Inc.


                                           THE BON-TON STORES, INC.

DATE: September 16, 2002                   BY: /s/  Tim Grumbacher
      -------------------                      ---------------------------------
                                               Tim Grumbacher
                                               Chairman of the Board and
                                               Chief Executive Officer



In connection with quarterly report of The Bon-Ton Stores, Inc. on Form 10-Q for the period ending August 3, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James H. Baireuther, Vice Chairman, Chief Administrative Officer and Chief Financial Officer of The Bon-Ton Stores, Inc., certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of The Bon-Ton Stores, Inc.


                                           THE BON-TON STORES, INC.

DATE: September 16, 2002                   BY: /s/  James H. Baireuther
      -------------------                      ---------------------------------
                                               James H. Baireuther
                                               Vice Chairman, Chief
                                               Administrative Officer and
                                               Chief Financial Officer