Form 10-Q
period 2002-11-02
BON TON STORES INC
filed 2002-12-17
CIK 878079

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter ended November 2, 2002                    Commission File Number
                                                                   0-19517

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

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes    No  X

         As of December 10, 2002 there were 12,264,678 shares of Common Stock, $0.01 par value per share, and 2,989,853 shares of Class A Common Stock, $0.01 par value per share, outstanding.

================================================================================

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                    November 2,     February 2,
(In thousands except share and per share data)                                                         2002             2002
--------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                             (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                                        $  14,913      $   9,752
    Trade and other accounts receivable, net of allowance for doubtful accounts and sales
       returns of $3,269 and $2,912 at November 2, 2002 and February 2, 2002, respectively              34,477         31,657
    Merchandise inventories                                                                            210,029        166,042
    Prepaid expenses and other current assets                                                           21,507         10,542
    Deferred income taxes                                                                                5,350          7,371
                                                                                                     ------------------------
          Total current assets                                                                         286,276        225,364
                                                                                                     ------------------------
PROPERTY, FIXTURES AND EQUIPMENT AT COST,
    LESS ACCUMULATED DEPRECIATION AND AMORTIZATION                                                     136,034        143,884
DEFERRED INCOME TAXES                                                                                    3,646          2,741
GOODWILL AND INTANGIBLE ASSETS                                                                           9,633          9,999
OTHER ASSETS                                                                                             3,658          4,091
                                                                                                     ------------------------
          Total assets                                                                               $ 439,247      $ 386,079
                                                                                                     ========================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:

    Accounts payable                                                                                 $  91,144      $  57,007
    Accrued payroll and benefits                                                                        11,567          9,743
    Accrued expenses                                                                                    25,393         28,687
    Current portion of long-term debt                                                                      697            646
    Current portion of obligations under capital leases                                                    245            232
    Income taxes payable                                                                                    --         11,891
                                                                                                     ------------------------
          Total current liabilities                                                                    129,046        108,206
                                                                                                     ------------------------
LONG-TERM DEBT, LESS CURRENT MATURITIES                                                                105,179         67,209
OBLIGATIONS UNDER CAPITAL LEASES, LESS CURRENT MATURITIES                                                  533            720
OTHER LONG-TERM LIABILITIES                                                                              7,532          6,683
                                                                                                     ------------------------
          Total liabilities                                                                            242,290        182,818
                                                                                                     ------------------------
SHAREHOLDERS' EQUITY
    Preferred Stock - authorized 5,000,000 shares at $0.01 par value; no shares issued                      --             --
    Common Stock - authorized 40,000,000 shares at $0.01 par value; issued and outstanding
      shares of 12,264,678 and 12,483,941 at November 2, 2002 and February 2, 2002, respectively           125            125
    Class A Common Stock - authorized 20,000,000 shares at $0.01 par value; issued and
      outstanding shares of 2,989,853 at November 2, 2002 and February 2, 2002                              30             30
    Treasury stock, at cost - shares of 212,700 at November 2, 2002                                       (882)            --
    Additional paid-in-capital                                                                         107,412        107,467
    Deferred compensation                                                                                 (258)          (408)
    Accumulated other comprehensive loss                                                                (2,255)        (2,354)
    Retained earnings                                                                                   92,785         98,401
                                                                                                     ------------------------
          Total shareholders' equity                                                                   196,957        203,261
                                                                                                     ------------------------
          Total liabilities and shareholders' equity                                                 $ 439,247      $ 386,079
                                                                                                     ========================

 The accompanying notes are an integral part of these consolidated statements.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              THIRTEEN                            THIRTY-NINE
                                                             WEEKS ENDED                          WEEKS ENDED
                                                   --------------------------------------------------------------------
(In thousands except share and per share data)      November 2,      November 3,         November 2,        November 3,
(Unaudited)                                            2002              2001               2002                2001
-----------------------------------------------------------------------------------------------------------------------
NET SALES                                          $   167,542      $    175,621       $    471,949       $    476,207
OTHER INCOME, NET                                          520               466              1,607              1,508
                                                   --------------------------------------------------------------------
                                                       168,062           176,087            473,556            477,715
                                                   --------------------------------------------------------------------
COSTS AND EXPENSES:
         Costs of merchandise sold                     104,878           111,898            301,234            306,275
         Selling, general and administrative            55,301            56,656            159,670            163,874
         Depreciation and amortization                   4,945             4,908             14,849             13,842
         Unusual expense                                    --               916                 --                916
                                                   --------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS                            2,938             1,709             (2,197)            (7,192)
INTEREST EXPENSE, NET                                    2,413             2,484              6,789              6,576
                                                   --------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                          525              (775)            (8,986)           (13,768)
INCOME TAX PROVISION (BENEFIT)                             197              (291)            (3,370)            (5,164)
                                                   --------------------------------------------------------------------
NET INCOME (LOSS)                                  $       328      $       (484)      $     (5,616)      $     (8,604)
                                                   ====================================================================
Per share amounts --
   BASIC:
         Net income (loss)                         $      0.02      $      (0.03)      $      (0.37)      $      (0.57)
                                                   ====================================================================
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING           15,180,685        15,213,869         15,233,871         15,174,953

DILUTED:
         Net income (loss)                         $      0.02      $      (0.03)      $      (0.37)      $      (0.57)
                                                   ====================================================================
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING         15,392,437        15,213,869         15,233,871         15,174,953

 The accompanying notes are an integral part of these consolidated statements.

`
                    THE BON-TON STORES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            THIRTY-NINE
                                                                                             WEEKS ENDED
                                                                                    ---------------------------
(In thousands)                                                                      November 2,     November 3,
(Unaudited)                                                                            2002            2001
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                            $  (5,616)      $  (8,604)
Adjustments to reconcile net loss to net cash used in
   operating activities:
          Depreciation and amortization                                                14,849          13,842
          Changes in operating assets and liabilities, net                            (33,773)        (44,133)
                                                                                    ---------------------------
                          Net cash used in operating activities                       (24,540)        (38,895)

CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures, net                                                    (8,244)        (10,381)
          Proceeds from sale of property, fixtures and equipment                            2              16
                                                                                    ---------------------------
                          Net cash used in investing activities                        (8,242)        (10,365)

CASH FLOWS FROM FINANCING ACTIVITIES:

          Payments on long-term debt and capital lease obligations                   (113,903)       (115,489)
          Proceeds from issuance of long-term debt                                    151,750         160,250
          Common shares repurchased                                                      (882)             --
          Increase in bank overdraft balances, net                                        978           1,514
                                                                                    ---------------------------
                          Net cash provided by financing activities                    37,943          46,275
                          Net increase (decrease) in cash and cash equivalents          5,161          (2,985)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        9,752          14,067
                                                                                    ---------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $  14,913       $  11,082
                                                                                    ===========================

SUPPLEMENTAL CASH FLOW INFORMATION:
          Interest paid                                                             $   5,597       $   5,471
          Income taxes paid                                                         $  12,096       $   7,838

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

2. STOCK REPURCHASES

On February 7, 2002, the Company announced a stock repurchase program authorizing the purchase of up to $2.5 million of Company stock from time to time. The Company purchased 147,200 shares, at a cost of $0.6 million, and 212,700 shares, at a cost of $0.9 million, during the thirteen and thirty-nine weeks ended November 2, 2002, respectively. Treasury stock is accounted for by the cost method.

3. PER SHARE AMOUNTS

The presentation of earnings per share (EPS) requires a reconciliation of numerators and denominators used in basic and diluted EPS calculations. The numerator, net income and loss, is identical in both calculations. The following table presents a reconciliation of average shares outstanding for the respective calculations for each period presented on the accompanying consolidated statements of operations:

                                           THIRTEEN                       THIRTY-NINE
                                          WEEKS ENDED                     WEEKS ENDED
                                          -----------                     -----------
                                   November 2,     November 3,     November 2,     November 3,
                                      2002            2001            2002            2001
                                      ----            ----            ----            ----
Basic Calculation                  15,180,685      15,213,869      15,233,871      15,174,953
Effect of dilutive shares ---
    Restricted Shares                 106,294              --              --              --
    Options                           105,458              --              --              --
                                   --------------------------      --------------------------
Diluted Calculation                15,392,437      15,213,869      15,233,871      15,174,953
                                   --------------------------      --------------------------

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

The following securities were antidilutive and, therefore, were not included in the computation of diluted income per share amounts for the periods indicated:

                                   THIRTEEN                  THIRTY-NINE
                                  WEEKS ENDED                WEEKS ENDED
                                  -----------                -----------
                           November 2,   November 3,   November 2,  November 3,
                              2002          2001          2002         2001
                              ----          ----          ----         ----
Antidilutive shares ---
    Restricted Shares             --       261,934       176,232      233,491
    Options                  619,764       903,055       961,664      918,284

Certain securities were excluded from the computation of dilutive shares due to the Company's net loss position. The following table shows the effect of dilutive securities for the thirteen weeks ended November 2, 2002 and approximate effect of dilutive securities had the Company reported profit for the thirty-nine weeks ended November 2, 2002 and November 3, 2001 and thirteen weeks ended November 3, 2001:

                                              THIRTEEN                 THIRTY-NINE
                                             WEEKS ENDED               WEEKS ENDED
                                             -----------               -----------
                                     November 2,   November 3,   November 2,   November 3,
                                        2002          2001          2002          2001
                                        ----          ----          ----          ----
Effect of dilutive securities ---
    Restricted Shares                  106,294        7,368        100,581       11,838
    Options                            105,458           --        104,196           --

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

The Company had $3.0 million in net goodwill recorded in its consolidated balance sheet at the beginning of 2002. The Company completed the required transitional goodwill impairment test in the first quarter of 2002, and determined that its goodwill was not impaired. During the thirty-nine weeks ended November 2, 2002, no goodwill amortization was recorded, no additional goodwill was acquired, no impairment losses were recognized and no goodwill was disposed of through sale of a business unit.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

SFAS No. 142 requires the presentation of net income and related earnings per share data adjusted for the effect of goodwill amortization. To illustrate the impact of goodwill amortization on results of the prior year periods, the following table provides adjusted net income and earnings per share:

                                                THIRTEEN                       THIRTY-NINE
(In thousands except per share data)           WEEKS ENDED                      WEEKS ENDED
------------------------------------           -----------                      -----------
                                         November 2,    November 3,     November 2,     November 3,
                                           2002            2001            2002             2001
                                           ----            ----            ----             ----
Reported net income (loss)                 $ 328          ($484)         ($5,616)        ($8,604)
Add back: Goodwill amortization                -             58                -             175
                                           ------------------------    -------------------------
Adjusted net income (loss)                 $ 328          ($426)         ($5,616)        ($8,429)
                                           ========================    =========================
Per share amounts ---

BASIC:
Reported net income (loss)                 $0.02         ($0.03)          ($0.37)         ($0.57)
Add back: Goodwill amortization                -           0.00                -            0.01
                                           ------------------------    -------------------------
Adjusted net income (loss)                 $0.02         ($0.03)          ($0.37)         ($0.56)
                                           ========================    =========================
DILUTED:
Reported net income (loss)                 $0.02         ($0.03)          ($0.37)         ($0.57)
Add back: Goodwill amortization                -           0.00                -            0.01
                                           ------------------------    -------------------------
Adjusted net income (loss)                 $0.02         ($0.03)          ($0.37)         ($0.56)
                                           ========================    =========================


SFAS No. 142 also requires disclosure of intangible assets which are subject to amortization. As of November 2, 2002 and February 2, 2002, the Company reported the following lease-related interests classified as intangible assets:

(In thousands)                       November 2,   February 2,
                                        2002          2002
                                        ----          ----
Intangible assets - leases            $10,828       $10,828
Less:  Accumulated amortization         4,160         3,794
                                      ---------------------
     Net                              $ 6,668       $ 7,034
                                      ---------------------

These lease interests relate to below-market-rate leases purchased in store acquisitions completed in fiscal years 1992 through 1999, which were adjusted to reflect fair market value. These leases had average lives of twenty-five years. Amortization of $0.1 million and $0.4 million was recorded on these intangible assets during the thirteen and thirty-nine weeks ended November 2, 2002, respectively. The Company anticipates amortization on these intangible assets of approximately $0.5 million, $0.4 million, $0.4 million, $0.5 million and $0.5 million for fiscal years 2002, 2003, 2004, 2005 and 2006, respectively.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

5. INTEREST RATE DERIVATIVES

In 2002, the Company discontinued cash flow hedge accounting for $40 million of outstanding interest rate swaps that are converting variable rates under the Company's credit facilities to fixed rates. As these swaps were no longer considered highly effective under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," they are now being marked-to-market through earnings each reporting period. The amount recorded in interest expense related to the mark-to-market adjustment for these swaps was $0.1 million of income and $0.1 of expense for the thirteen weeks and thirty-nine weeks ended November 2, 2002, respectively.

The amount in accumulated other comprehensive income/loss related to these swaps is being recognized as an adjustment to the yield of credit facilities borrowings over the remaining term for these discontinued swaps. The amount released from accumulated other comprehensive income/loss to expense was $0.7 million and $1.2 million for the thirteen weeks and thirty-nine weeks ended November 2, 2002, respectively. The $0.7 million released from accumulated other comprehensive income/loss to expense for the thirteen weeks ended November 2, 2002 includes $0.5 million of derivative losses reclassified into earnings as the Company determined that occurrence of forecasted transactions hedged by these swaps was not probable.

6. SALE OF RECEIVABLES

The Company securitizes its proprietary credit card portfolio through an accounts receivable facility (the "Facility"). Under the Facility, which is contingent upon receivables meeting certain eligibility criteria, the Company has the option to sell through The Bon-Ton Receivables Partnership, LP ("BTRLP"), a wholly-owned subsidiary of the Company, up to $150.0 million of undivided percentage interests in the eligible receivables on a limited recourse basis. In connection with the Facility, the Company retains servicing responsibilities, subordinated interests and an interest-only strip, all of which are retained interests in the securitized receivables. The Company receives annual servicing fees of 2.0% of the outstanding balance and rights to future cash flows arising after investors in the securitization have received the return for which they contracted. The investors have no recourse to the Company's assets for failure of the accounts receivable debtors to pay when due. The Company's retained interests are subordinate to the investors' interests. The value of the retained interest is subject to credit, prepayment and interest rate risks. The Company does not recognize a servicing asset or liability, as the amount received for servicing the receivables is a reasonable approximation of market rates and servicing costs. The Facility expires on January 31, 2003. The Company expects that the Facility will be extended prior to that date.

As of November 2, 2002 and February 2, 2002, credit card receivables were sold under the securitization agreement in the amount of $143.0 million and $150.0 million, respectively, and the Company had subordinated interests of $33.8 million and $29.8 million, respectively, related to the amounts sold that were included in the accompanying consolidated balance sheets as trade and other accounts receivable.

During the thirteen weeks and thirty-nine weeks ended November 2, 2002, the Company recognized securitization income of $1.8 million and $7.0 million, respectively, on securitization of the credit card receivables. This income is reported as a component of selling, general and administrative expenses.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

7. ADOPTION OF SFAS NO. 146

In June 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement changes the timing of recognition for certain exit costs associated with restructuring activities so that certain exit costs would be recognized over the period in which the restructuring activities occur. Currently, exit costs are recognized when the Company commits to a restructuring plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002 with early adoption encouraged.

In October 2002, the Company announced it will close its distribution center in York, Pennsylvania by the end of April 2003. All merchandise processing functions will be consolidated into the Company's existing Allentown, Pennsylvania distribution center. In addition, the Company announced it will close its Red Bank, New Jersey store by the end of January 2003.

The Company elected to adopt SFAS No.146 early for these exit activities and, accordingly, in the third quarter recorded $0.3 million of selling, general and administrative expense related to the closures. This expense primarily relates to one-time termination benefits for affected associates and other costs to consolidate the distribution centers. Additional termination benefits for the distribution center and Red Bank locations will be paid when operations cease at these locations in April 2003 and January 2003, respectively. These termination benefits will only be paid if employees render service through the scheduled closing dates of each location. As a result, termination benefits of $0.3 million, valued at the communication date, are being recognized ratably over the future service period.

The Company has operating lease agreements for these locations. The operating lease agreement for the Red Bank location expires at the end of January 2003, at which time the Company will have no further obligation. When the Company discontinues distribution center operations, the remaining distribution center rental obligation through lease expiration in December 2020 will be $9.7 million. The Company intends to sublet the space and anticipates that the fair market value of any sublet income will equal or exceed its remaining rent obligation.

8. EFFECT OF NEW ACCOUNTING STANDARDS NOT YET ADOPTED

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

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented:

                                                        THIRTEEN                 THIRTY-NINE
                                                        WEEKS ENDED              WEEKS ENDED
                                                        -----------              -----------
                                                 November 2,   November 3,   November 2,   November 3,
                                                    2002         2001          2002           2001
                                                    ----         ----          ----           ----
NET SALES                                           100.0%       100.0%        100.0%        100.0%
OTHER INCOME, NET                                     0.3          0.3           0.3           0.3
                                                  ------------------------   ------------------------
                                                    100.3        100.3         100.3         100.3
                                                  ------------------------   ------------------------
COSTS AND EXPENSES:
        Costs of merchandise sold                    62.6         63.7          63.8          64.3
        Selling, general and administrative          33.0         32.3          33.8          34.4
        Depreciation and amortization                 3.0          2.8           3.1           2.9
        Unusual expense                                --          0.5            --           0.2
                                                  ------------------------   ------------------------
INCOME (LOSS) FROM OPERATIONS                         1.8          1.0          (0.5)         (1.5)
INTEREST EXPENSE, NET                                 1.4          1.4           1.4           1.4
                                                  ------------------------   ------------------------
INCOME (LOSS) BEFORE INCOME TAXES                     0.3         (0.4)         (1.9)         (2.9)
INCOME TAX PROVISION (BENEFIT)                        0.1         (0.2)         (0.7)         (1.1)
                                                  ------------------------   ------------------------
NET INCOME (LOSS)                                     0.2%        (0.3)%        (1.2)%        (1.8)%
                                                  ------------------------   ------------------------

THIRTEEN WEEKS ENDED NOVEMBER 2, 2002 COMPARED TO THIRTEEN WEEKS ENDED NOVEMBER 3, 2001

For purposes of the following discussions, all references to "third quarter of 2002" and "third quarter of 2001" are to the Company's thirteen-week period ended November 2, 2002 and November 3, 2001, respectively.

NET SALES. Net sales for the third quarter of 2002 were $167.5 million, reflecting a total and comparable store sales decrease of 4.6% from the same period last year. Business families recording sales increases for the third quarter of 2002 were Coats and Accessories. Business families reflecting the sharpest sales percentage decreases for the third quarter of 2002 were Dresses, Childrens, Mens Clothing, Misses Sportswear and Cosmetics. The sales decrease in these merchandise categories reflects a change in the Company's inventory mix with less clearance and seasonal inventory than last year.

OTHER INCOME, NET. Net other income, principally income from leased departments, was 0.3% of net sales in the third quarter of 2002 and 2001.

COSTS AND EXPENSES. Gross margin as a percentage of net sales increased 1.1 percentage points to 37.4% for the third quarter of 2002 from 36.3% for the comparable period last year. The gross margin percentage increase was primarily due to a higher cumulative markup and reduced markdowns. Gross margin dollars for the third quarter of 2002 decreased $1.1 million compared to the third quarter of 2001, resulting from decreased sales volume partially offset by an increased gross margin rate.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

Selling, general and administrative expenses for the third quarter of 2002 were $55.3 million, $1.4 million less than the third quarter of 2001. The expense dollar improvement was principally a reflection of increased securitization income on the Company's proprietary credit card program and increased vendor purchase order violations income, partially offset by increased advertising expenses. The current year expense rate increased 0.7 percentage point to 33.0% of net sales due to decreased sales volume.

Depreciation and amortization in the third quarter remained constant at $4.9 million for 2002 and 2001. The current year expense rate increased 0.2 percentage point to 3.0% of net sales due to decreased sales volume.

Unusual expense of $0.9 million was incurred in the third quarter of 2001 relating to a workforce reduction, and realignment and elimination of certain senior management positions.

INCOME FROM OPERATIONS. Income from operations in the third quarter of 2002 was $2.9 million, or 1.8% of net sales, compared to income from operations of $1.7 million, or 1.0% of net sales, in the third quarter of 2001.

INTEREST EXPENSE, NET. Net interest expense was $2.4 million, or 1.4% of net sales, in the third quarter of 2002 compared to $2.5 million, or 1.4% of net sales, in the third quarter of 2001. The decrease in net interest expense is a reflection of reductions in debt balances and interest rates, partially offset by the Company's position in interest rate swaps.

INCOME TAX PROVISION (BENEFIT). The effective tax rate remained constant at 37.5% in the third quarter of 2002 and 2001.

NET INCOME (LOSS). Net income in the third quarter of 2002 was $0.3 million, or 0.2% of net sales, compared to net loss of $0.5 million, or 0.3% of net sales, in the third quarter of 2001.

THIRTY-NINE WEEKS ENDED NOVEMBER 2, 2002 COMPARED TO THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2001

For purposes of the following discussions, all references to "2002" and "2001" are to the Company's thirty-nine week period ended November 2, 2002 and November 3, 2001, respectively.

NET SALES. Net sales for the thirty-nine weeks ended November 2, 2002 were $471.9 million, reflecting a total and comparable store sales decrease of 0.9% from the same period last year. Business families recording sales increases for 2002 were Accessories, Coats, Petites, Misses Sportswear and Juniors. Business families reflecting the sharpest sales percentage decreases for 2002 were Dresses, Childrens, Mens Clothing, Intimate and Mens Collections.

OTHER INCOME, NET. Net other income, principally income from leased departments, was 0.3% of net sales in 2002 and 2001.

COSTS AND EXPENSES. Gross margin as a percentage of net sales increased 0.5 percentage point to 36.2% for the thirty-nine weeks ended November 2, 2002 from 35.7% for the comparable period last year. The gross margin percentage increase in 2002 was primarily due to a higher cumulative markup rate and a reduced markdown rate. Gross margin dollars in 2002 increased $0.8 million compared to 2001, resulting from increases in gross margin rate partially offset by decreases in sales volume.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

Selling, general and administrative expenses decreased $4.2 million, to $159.7 million in 2002 from $163.9 million in 2001. The expense dollar improvement was principally a reflection of increased securitization income on the Company's proprietary credit card program of $2.9 million and decreased payroll, utilities, relocation and customer loyalty expenses. The expense rate as a percentage of net sales decreased 0.6 percentage point, to 33.8% from 34.4% for the prior year period, resulting from reductions in net expense partially offset by decreased sales volume.

Depreciation and amortization increased to 3.1% of net sales in 2002 from 2.9% of net sales in 2001, principally reflecting 2002 depreciation on fiscal 2001 capital expenditures.

Unusual expense of $0.9 million was incurred in 2001 relating to a workforce reduction, and realignment and elimination of certain senior management positions.

LOSS FROM OPERATIONS. Loss from operations in 2002 was $2.2 million, or 0.5% of net sales, compared to loss from operations of $7.2 million, or 1.5% of net sales, in 2001.

INTEREST EXPENSE, NET. Net interest expense was $6.8 million, or 1.4% of net sales, for the thirty-nine weeks ended November 2, 2002 compared to $6.6 million, or 1.4% of net sales, for the prior year period. The increase in net interest expense is a reflection of the Company's position in interest rate swaps, partially offset by reductions in debt balances and interest rates.

INCOME TAX BENEFIT. The effective tax rate remained constant at 37.5% in 2002 and 2001.

NET LOSS. Net loss in 2002 was $5.6 million compared to a net loss of $8.6 million in 2001.

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

The Company does not believe inflation had a material effect on operating results during the thirty-nine weeks ended November 2, 2002 and November 3, 2001. However, there can be no assurance that the Company's business will not be affected by inflationary adjustments in the future.

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

The following table summarizes the Company's liquidity and capital resources:

                                               November 2,    November 3,
(Dollars in millions)                             2002           2001
-------------------------------------------------------------------------
Working capital                                 $  157.2       $  180.1

Current ratio                                     2.22:1         2.58:1

Funded debt to total capitalization               0.35:1         0.43:1

Unused availability under lines of credit       $   64.4       $   44.4

For the thirty-nine weeks ended November 2, 2002, net cash used in operating activities was $24.5 million as compared to net cash used in operating activities of $38.9 million for the comparable prior year period. The reduction in net cash used in operating activities in 2002 as compared to 2001 was primarily attributable to a reduction in net loss, an increase in accounts payable and a reduction in accounts receivable.

Net cash used in investing activities was $8.2 million in 2002, compared to $10.4 million for the comparable period last year. This reduction reflects differences in the timing of capital projects.

Net cash provided by financing activities was $37.9 million for 2002, compared to net cash provided by financing activities of $46.3 million for the comparable period of 2001. The decrease in cash from financing activities in 2002 was primarily attributable to decreased borrowings on the Company's revolving credit facility.

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

The Company has not identified any reasonably possible circumstances that would likely impair its ability to meet its cash requirements or trigger a default or acceleration of payment of the Company's debt.

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

The Company has sold an undivided percentage ownership interest in certain of its credit card accounts receivable to an unrelated third-party under a $150.0 million accounts receivable securitization facility. The unrelated third-party, referred to as the conduit, has purchased a $143.0 million interest in the accounts receivable under this facility at November 2, 2002. The Company has an agreement to sell, on a revolving basis, pools of accounts receivable to a special purpose entity, The Bon-Ton Receivables Partnership, LP ("BTRLP"), a wholly-owned subsidiary of the Company. BTRLP is designed to facilitate the securitization of certain accounts receivable. BTRLP then sells an undivided percentage ownership interest in each individual receivable to the conduit at a discount and uses cash collected on these receivables to purchase additional receivables from the Company. The Company is responsible for servicing these accounts and receives a servicing fee, while BTRLP bears the risk of non-collection. Associated off-balance-sheet assets and related debt were $143.0 and $150.0 million at November 2, 2002 and February 2, 2002, respectively. Upon the facility's termination, the conduit would be entitled to all cash collections on BTRLP's accounts receivable until its net investment ($143.0 million at November 2, 2002) is repaid. Accordingly, upon termination of the facility, the assets of BTRLP would not be available to the Company until all obligations of BTRLP to the conduit have been paid in full or satisfied.

The Company believes the terms of the accounts receivable facility qualify the accounts receivable transactions for "sale treatment" under generally accepted accounting principles. This treatment requires it to account for BTRLP's transactions with the conduit as a sale of accounts receivable instead of reflecting the conduit's net investment as long-term debt with a pledge of accounts receivable as collateral. Absent this "sale treatment," the Company's balance sheet would reflect additional accounts receivable and long-term debt, which could be an adverse factor in the Company's ability to raise capital; however, results of operations would not be materially impacted.

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

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current creditworthiness. The Company continually monitors collections and payments from customers and maintains an allowance for estimated credit losses based upon its historical experience and any specific customer collection issues identified (e.g., bankruptcy). While such credit losses have historically been within expectations and provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates as in the past. If circumstances change (e.g., higher than expected defaults or bankruptcies), the Company's estimates of the recoverability of amounts due to the Company could be materially reduced.

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

Vendor Allowances

As is standard industry practice, the Company receives allowances from merchandise vendors as reimbursement for charges incurred on marked-down merchandise. Vendor allowances are generally credited to costs of goods sold, provided the allowance is (1) collectible; (2) for merchandise either permanently marked down or sold; (3) not predicated on a future purchase; (4) not predicated on a future increase in the purchase price from the vendor; and
(5) authorized by internal management. If the aforementioned criteria are not met, the Company reflects the allowance dollars as an adjustment to the cost of merchandise capitalized in inventory. Additionally, the Company receives allowances from vendors in connection with cooperative advertising programs. These amounts are recognized as a reduction of the advertising costs incurred and reflected in selling, general and administrative expenses.

Income Taxes

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The process involves the Company summarizing temporary differences resulting from differing treatment of items (e.g., inventory valuation reserves) for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The Company must then assess the likelihood that deferred tax assets will be recovered from future taxable income and, to the extent the

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

Company believes recovery is not likely, a valuation allowance must be established. To the extent the Company establishes a valuation allowance in a period, an expense must be recorded within the tax provision in the statement of operations. Net deferred tax assets were $9.0 million and $10.1 million as of November 2, 2002 and February 2, 2002, respectively. As of said dates, no valuation allowance has been established against net deferred tax assets, as the Company believes these tax benefits will be realizable through reversal of existing deferred tax liabilities, tax carry-back availability and future taxable income.

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

Property, fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in the Company's business model or changes in the Company's capital strategy can result in the actual useful lives differing from the Company's estimates. In cases where the Company determines that the useful life of property, fixtures and equipment should be shortened, the Company depreciates the net book value in excess of the salvage value over its revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or leasehold improvements could result in shortened useful lives.

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

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including Tim Grumbacher, Chairman of the Board and Chief Executive Officer (principal executive officer) and James H. Baireuther, Vice Chairman, Chief Administrative Officer and Chief Financial Officer (principal financial officer), have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls since the date the internal controls were evaluated.

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

                                                 THE BON-TON STORES, INC.

   DATE:  December 13, 2002                  BY:   /s/  Tim Grumbacher
         ---------------------------             ------------------------------
                                                   Tim Grumbacher
                                                   Chairman of the Board and
                                                   Chief Executive Officer

   DATE:  December 13, 2002                  BY:   /s/  James H. Baireuther
         ---------------------------             ------------------------------
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

            (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

            (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and;

                    THE BON-TON STORES, INC. AND SUBSIDIARIES

            (6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



   DATE:   December 13, 2002           BY:   /s/  Tim Grumbacher
         --------------------------        ------------------------------
                                             Tim Grumbacher
                                             Chairman of the Board and
                                             Chief Executive Officer

                    THE BON-TON STORES, INC. AND SUBSIDIARIES

                                 CERTIFICATIONS

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

            (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

            (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and;

                    THE BON-TON STORES, INC. AND SUBSIDIARIES

            (6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



   DATE:   December 13, 2002           BY:   /s/  James H. Baireuther
         -------------------------         -----------------------------
                                             James H. Baireuther
                                             Vice Chairman, Chief
                                             Administrative Officer and
                                             Chief Financial Officer

                    THE BON-TON STORES, INC. AND SUBSIDIARIES

                           CERTIFICATIONS PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with quarterly report of The Bon-Ton Stores, Inc. on Form 10-Q for the period ending November 2, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tim Grumbacher, Chairman of the Board and Chief Executive Officer of The Bon-Ton Stores, Inc., certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

            (1)   The Report fully complies with the requirements of section 13
                  (a) or 15 (d) of the Securities Exchange Act of 1934; and

            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of The Bon-Ton Stores, Inc.




   DATE:   December 13, 2002               BY:  /s/  Tim Grumbacher
          ------------------------             --------------------------
                                                Tim Grumbacher
                                                Chairman of the Board and
                                                Chief Executive Officer

In connection with quarterly report of The Bon-Ton Stores, Inc. on Form 10-Q for the period ending November 2, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James H. Baireuther, Vice Chairman, Chief Administrative Officer and Chief Financial Officer of The Bon-Ton Stores, Inc., certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

            (1)   The Report fully complies with the requirements of section 13
                  (a) or 15 (d) of the Securities Exchange Act of 1934; and

            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of The Bon-Ton Stores, Inc.




   DATE:   December 13, 2002                  BY:   /s/  James H. Baireuther
          ---------------------------              ----------------------------
                                                    James H. Baireuther
                                                    Vice Chairman, Chief
                                                    Administrative Officer and
                                                    Chief Financial Officer