Form 10-K
period 2003-02-01
BON TON STORES INC
filed 2003-05-02
CIK 878079

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                 Commission File Number
    February 1, 2003                                             0-19517

                            THE BON-TON STORES, INC.
                             2801 EAST MARKET STREET
                            YORK, PENNSYLVANIA 17402
                                 (717) 757-7660
                                 www.bonton.com

INCORPORATED IN PENNSYLVANIA                                  IRS NO. 23-2835229

                     ---------------------------------------

         Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

         The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

         The Registrant is not an accelerated filer (as defined in Rule 12b-2 of the Act).

         Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in the Registrant's proxy statement incorporated by reference in
Part III of this Form 10-K.

         As of August 2, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $42,081,863 based upon the closing price of $4.82 per share.*

         As of April 4, 2003, there were 12,179,485 shares of Common Stock, $.01 par value, and 2,989,853 shares of Class A Common Stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III - Portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders ("Proxy Statement").

-------------------------------------
* Calculated by excluding all shares held in the treasury of the Registrant or that may be deemed to be beneficially owned by executive officers and directors of the Registrant, without conceding that all such persons are "affiliates" of the Registrant for purposes of the federal securities laws.

--------------------------------------------------------------------------------

         References to a fiscal year in this Form 10-K refer to The Bon-Ton's fiscal year, which is the 52 or 53 week period ending on the Saturday nearer January 31 of the following calendar year (e.g., a reference to fiscal 2002 is a reference to the fiscal year ended February 1, 2003).

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         The Bon-Ton Stores, Inc., together with its subsidiaries, is the successor to S. Grumbacher & Son, a family business founded in 1898, and operates stores offering apparel, home furnishings, cosmetics, accessories and shoes. We presently operate 72 stores in secondary markets - 36 stores in Pennsylvania, 26 stores in New York, three stores in Maryland, two stores in New Jersey, and one store in each of Connecticut, New Hampshire, Massachusetts, Vermont and West Virginia. Our strategy focuses on being the fashion value retailer in secondary markets.

         The Bon-Ton's executive offices are located at 2801 East Market Street, York, Pennsylvania.

MERCHANDISING

         The Bon-Ton stores offer value, moderate and better merchandise in apparel, home furnishings, cosmetics, accessories, shoes and other categories. Sales of apparel constituted 59.7%, 60.7% and 62.4% of owned sales for fiscal 2002, 2001 and 2000, respectively (owned sales exclude leased department sales). The following chart illustrates owned sales by product category for fiscal 2002, 2001 and 2000:

MERCHANDISE CATEGORY                           2002           2001           2000
---------------------------------------------------------------------------------
Women's clothing                               27.4%          27.5%          27.6%
Men's clothing                                 16.0           16.5           18.0
Home                                           14.7           14.5           13.5
Cosmetics                                      11.0           11.1           10.9
Accessories                                     8.8            7.9            7.9
Children's clothing                             6.5            6.8            6.9
Shoes                                           5.8            5.8            5.3
Intimate apparel                                4.9            5.0            5.2
Junior's clothing                               4.9            4.9            4.7
---------------------------------------------------------------------------------

         Total                                100.0%         100.0%         100.0%
=================================================================================


         We carry a number of highly recognized brand names, including Clarks, Estee Lauder, Liz Claiborne, Nautica, Nine West, Ralph Lauren, Van Heusen, Sag Harbor, OshKosh, Easy Spirit, Royal Velvet and Tommy Hilfiger, and within these brands we choose assortments which balance fashion, price and quality.

         We depend on our relationships with our key vendors to secure branded merchandise. If we lose the support of these vendors, it could have a material adverse effect on The Bon-Ton.

         Complementing branded merchandise, our private brand merchandise provides fashion at competitive pricing under names such as Andrea Viccaro, Jenny Buchanan, Madison & Max and Susquehanna Trail Outfitters. We view this private brand merchandise as a strategic addition to our strong array of highly recognized, quality national brands and as an opportunity to increase brand exclusiveness, customer loyalty and competitive differentiation. Private brand merchandise represented approximately 11.1%, 9.8% and 9.8% of owned sales in fiscal 2002, 2001 and 2000, respectively.

         Our business, like that of most retailers, is subject to seasonal fluctuations, with the major portion of sales and income realized during the latter half of each year, which includes the back-to-school and holiday seasons.

MARKETING

         Our advertising and promotional programs are conducted through newspapers, direct mail and, to a lesser extent, television and radio. We maintain an in-house advertising organization that supplies substantially all our creative advertising. We also offer our customers special services such as free gift wrap and bridal registry.

TRADEMARKS

         The name "Bon-Ton," in its distinctive diamond design style, is a registered trademark of a wholly-owned subsidiary of the Company, and the Company considers this tradename valuable to its business. This subsidiary has approximately fifteen additional trademarks, most of which are used in the Company's private brand merchandise program.

CUSTOMER CREDIT

         Our customers may pay for their purchases with The Bon-Ton proprietary credit card, Visa, Mastercard, cash or check.

         The Bon-Ton credit card holders generally constitute our most loyal and active customers; during fiscal 2002, the average dollar amount for proprietary credit card purchases substantially exceeded the average dollar amount for cash purchases. We believe our credit card is a particularly productive tool for customer segmentation and target marketing.

         The following table summarizes the percentage of total fiscal year sales generated by payment type:

TYPE OF PAYMENT                                 2002          2001          2000
--------------------------------------------------------------------------------
Bon-Ton credit card                              56%           52%           48%
Visa, Mastercard                                 22            24            26
Cash or check                                    22            24            26
--------------------------------------------------------------------------------
Total                                           100%          100%          100%
================================================================================

COMPETITION

         We face competition for customers from traditional department stores, mass merchandisers, specialty stores, off-price retailers, and, to a lesser extent, catalogue and internet retailers. Many of our competitors have substantially greater financial and other resources than The Bon-Ton, and some of our competitors have greater leverage with vendors, which may allow such competitors to obtain merchandise more easily or on better terms. However, we believe our knowledge of secondary markets, developed over many years of operation, gives us a competitive advantage as we focus on secondary markets as our primary area of operation.

ASSOCIATES

         As of February 1, 2003, we had approximately 3,600 full-time and 5,000 part-time associates. We employ additional part-time associates during peak periods. None of our associates are represented by a labor union. We believe that our relationship with our associates is good.

EXECUTIVE OFFICERS

         The Executive Officers of the Company are:

       NAME                                   AGE                           POSITION
       ----                                   ---                           --------
Tim Grumbacher                                63     Chairman of the Board and Chief Executive Officer

Frank Tworecke                                56     President and Chief Operating Officer

James H. Baireuther                           56     Vice Chairman, Chief Administrative Officer and Chief Financial Officer

Lynn C. Derry                                 47     Senior Vice President - General Merchandise Manager

John S. Farrell                               57     Senior Vice President - Stores

Robert A. Geisenberger                        42     Senior Vice President - General Merchandise Manager

William T. Harmon                             48     Senior Vice President - Marketing, Planning and Allocation

Patrick J. McIntyre                           58     Senior Vice President - Chief Information Officer

Keith E. Plowman                              45     Senior Vice President - Finance

Ryan J. Sattler                               58     Senior Vice President - Human Resources

         Mr. Grumbacher has been Chairman of the Board for more than five years, and has served as Chief Executive Officer since June 2000.

         Mr. Tworecke was named President and Chief Operating Officer in March 2003. He joined the Company in November 1999 as Vice Chairman and Chief Merchandising Officer. From January 1996 until November 1999, he was with Jos.
A. Bank Clothiers, serving as President from February 1997 until November 1999.

         Mr. Baireuther has been Vice Chairman, Chief Administrative Officer and Chief Financial Officer since September 2001. From February 2000 to September 2001, he was Executive Vice President - Chief Financial Officer, and for more than two years prior to that time he was Senior Vice President - Chief Financial Officer.

         Ms. Derry was appointed Senior Vice President - General Merchandise Manager in February 2001. For more than three years prior to that time, Ms. Derry was a Divisional Merchandise Manager for The Bon-Ton.

         Mr. Farrell was appointed Senior Vice President - Stores in June 2000. For more than three years prior to that time, Mr. Farrell was Vice President - Stores for The Bon-Ton.

         Mr. Geisenberger was appointed Senior Vice President - General Merchandise Manager in July 2000. For more than three years prior to that time, Mr. Geisenberger was a Divisional Merchandise Manager for The Bon-Ton.

         Mr. Harmon joined the Company as Senior Vice President - Sales Promotion, Marketing and Strategic Planning in June 1997 and was named Senior Vice President - Marketing, Planning and Allocation in September 2001.

         Mr. McIntyre joined The Bon-Ton as Senior Vice President - Chief Information Officer in June 1997.

         Mr. Plowman was appointed Senior Vice President - Finance in September 2001. From May 1999 to September 2001, he was Vice President - Controller, and from August 1997 to May 1999 he was Divisional Vice President - Controller of the Company.

         Mr. Sattler was appointed Senior Vice President - Human Resources in September 2001. From June 2000 to September 2001, he was Senior Vice President - Human Resources and Operations. For more than three years prior to that time, Mr. Sattler was Senior Vice President - Operations.

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

         All forward-looking statements are qualified by the following important factors that could cause actual results to differ materially from those predicted by the forward-looking statements:

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

Advertising and Marketing Programs

         The Company spends extensively on advertising and marketing. Our business depends on effective marketing to generate high customer traffic in our stores. If our advertising and marketing efforts are not effective, this could negatively affect our results.

Inventory Control

         The Company's merchants focus on inventory levels and balance these levels with plans and trends. Excess inventories could result in significant markdowns, which could adversely affect our results.

Cost Containment

         The Company's performance depends on appropriate management of its expense structure, including its selling, general and administrative costs. The Company is continuously focused on controlling expenses. The Company's failure to meet its expense budget or to appropriately reduce expenses during a weak sales season could adversely affect our results.

Other Factors

         Other factors that could cause actual results to differ materially from those predicted include: competition, weather, changes in the availability or cost of capital, the availability of suitable new store locations on acceptable terms, shifts in seasonality of shopping patterns, work interruptions, the effect of excess retail capacity in our markets, material acquisitions or dispositions, regulatory changes, or adverse results in material litigation.

         The foregoing list of important factors is not exclusive, and the Company does not undertake to revise any forward-looking statement to reflect events or circumstances that occur after the date the statement is made.

ITEM 2.  PROPERTIES.

         Our stores, which all operate under "The Bon-Ton" name, vary in size from approximately 45,000 to 160,000 square feet.

         The following table sets forth the number of stores at the beginning and end of each of the last five fiscal years:

     Fiscal Year                       2002      2001     2000     1999     1998
--------------------------------------------------------------------------------
Number of stores:
     Beginning of year                  73        73       72       65       64
     Additions                           0         0        1        7        2
     Closings                           (1)        0        0        0       (1)
--------------------------------------------------------------------------------
     End of year                        72        73       73       72       65
================================================================================

         We plan to grow by expanding and upgrading existing stores and by opening new stores. In addition, we will consider acquisitions of retail companies or their real estate assets if and when such opportunities arise. Our market positioning strategy has been to locate new stores, or acquire existing companies or their stores, in secondary markets generally within or contiguous to existing areas of operation.

         The following table provides certain information regarding our store properties:

                                                                            APPROXIMATE
                                                                               SQUARE           YEAR OPENED
    MARKET                           LOCATION                                  FOOTAGE          OR ACQUIRED
------------------------------------------------------------------------------------------------------------
PENNSYLVANIA

   Allentown                South Mall                                         101,800               1994
   Bethlehem                Westgate Mall                                      109,000               1994
   Bloomsburg               Columbia Mall                                       46,100               1988
   Butler                   Clearview Mall                                     100,800               1982
   Carlisle                 Carlisle Plaza Mall                                 59,900               1977
   Chambersburg             Chambersburg Mall                                   55,600               1985
   Doylestown               Doylestown Shopping Center                          55,500               1994
   Easton                   Palmer Park Mall                                   115,100               1994
   Frackville               Schuylkill Mall                                     61,100               1987
   Greensburg               Westmoreland Mall                                  100,000               1987
   Hanover                  North Hanover Mall                                  67,600               1971
   Harrisburg               Capital City Commons                               145,200               1987
                            Colonial Park Shopping Center                      136,500               1987
   Indiana                  Indiana Mall                                        60,500               1979
   Johnstown                The Galleria                                        81,200               1992
   Lancaster                Park City Center                                   142,300               1992
   Lebanon                  Lebanon Plaza Mall                                  53,700               1994
   Lewistown                Central Business District                           46,700               1972
   Oil City                 Cranberry Mall                                      45,200               1982
   Pottstown                Coventry Mall                                       88,300               1999
   Quakertown               Richland Plaza                                      88,100               1994
   Reading                  Berkshire Mall                                     156,100               1987
   Scranton                 The Mall at Steamtown                              113,200               2000
   State College            Nittany Mall                                        61,200               1994
   Stroudsburg              Stroud Mall                                         87,000               1994
   Sunbury                  Susquehanna Valley Mall                             90,000               1978
   Trexlertown              Trexler Mall                                        54,000               1994
   Uniontown                Uniontown Mall                                      80,500               1976
   Warren                   Warren Mall                                         50,000               1980
   Washington               Washington Crown Center                             78,100               1987
   Wilkes-Barre             Midway Shopping Center                              66,000               1987
                            Wyoming Valley Mall                                159,500               1987
   Williamsport             Lycoming Mall                                       60,900               1986
   York                     York Galleria                                      128,200               1989
                            Queensgate Shopping Center                         113,000               1962
                            West Manchester Mall                                80,200               1981

NEW YORK

   Binghamton               Oakdale Mall                                        81,100               1981
   Buffalo                  Northtown Plaza                                    100,800               1994
                            Walden Galleria                                    150,000               1994
                            Eastern Hills Mall                                 151,200               1994
                            McKinley Mall                                       97,200               1994
                            Sheridan/Delaware Plaza                            124,300               1994
                            Southgate Plaza                                    100,500               1994
   Elmira                   Arnot Mall                                          74,800               1995
   Glens Falls              Aviation Mall                                       67,800               1999

                                                                            APPROXIMATE
                                                                               SQUARE            YEAR OPENED
      MARKET                     LOCATION                                      FOOTAGE           OR ACQUIRED
------------------------------------------------------------------------------------------------------------
   Ithaca                   Pyramid Mall                                        62,200               1991
   Jamestown                Chautauqua Mall                                     59,900               1998
   Lockport                 Lockport Mall                                       82,000               1994
   Massena                  St. Lawrence Centre                                 51,000               1994
   Newburgh                 Newburgh Mall                                       61,800               2000
   Niagara Falls            Summit Park Mall                                    88,100               1994
   Olean                    Olean Mall                                          73,000               1994
   Rochester                Greece Ridge Center                                144,600               1996
                            The Marketplace Mall                               100,000               1995
                            Irondequoit Mall                                   102,600               1995
                            Eastview Mall                                      118,900               1995
   Saratoga Springs         Wilton Mall                                         71,200               1993
   Syracuse                 Carousel Center                                     80,000               1994
                            Camillus Mall                                       64,700               1994
                            Great Northern Mall                                 98,400               1994
                            Shoppingtown Mall                                   70,100               1994
   Watertown                Salmon Run Mall                                     50,200               1992

MARYLAND

   Cumberland               Country Club Mall                                   60,900               1981
   Frederick                Frederick Towne Mall                                97,700               1972
   Hagerstown               Valley Mall                                        126,000               1974

NEW JERSEY

   Brick                    Brick Plaza                                         53,500               1999
   Phillipsburg             Phillipsburg Mall                                   65,000               1994

WEST VIRGINIA

   Martinsburg              Martinsburg Mall                                    65,800               1994

CONNECTICUT

   Hamden                   Hamden Mart                                         58,900               1999

MASSACHUSETTS

   Westfield                Westfield Shops                                     50,600               1998

NEW HAMPSHIRE

   Concord                  Steeplegate Mall                                    87,700               1999

VERMONT

   S. Burlington            University Mall                                     60,000               1999

         We lease 64 of our stores and own eight stores, two of which are subject to ground leases. We lease a total of 178,600 square feet for our executive and administrative offices in York, Pennsylvania, lease our 143,700 square foot distribution center in York, Pennsylvania, and lease our 326,000 square foot distribution center in Allentown, Pennsylvania.

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

         None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
                 AND RELATED STOCKHOLDER MATTERS.

         The Common Stock is traded on the Nasdaq Stock Market (symbol: BONT). There is no established public trading market for the Class A Common Stock. The Class A Common Stock is convertible on a share for share basis into Common Stock. The following table sets forth the high and low sales price of the Common Stock as furnished by Nasdaq:

                 Fiscal 2002     Fiscal 2001
----------------------------------------------
                  High    Low     High    Low
----------------------------------------------
1st Quarter     $ 4.93  $ 2.35  $ 3.50  $ 2.12
2nd Quarter       5.28    3.45    3.16    2.45
3rd Quarter       4.94    3.41    3.00    1.77
4th Quarter       4.31    3.37    3.39    2.25

         On April 4, 2003, there were approximately 324 shareholders of record of Common Stock and five shareholders of record of Class A Common Stock.

         We have not paid cash dividends since our initial public offering in September 1991 and do not anticipate paying cash dividends in fiscal 2003. The payment and rate of future dividends, if any, are subject to the discretion of the Board of Directors and will depend upon earnings, financial condition, capital requirements, contractual restrictions under current indebtedness and other factors. Our revolving credit agreement contains restrictions on our ability to pay dividends and make other distributions.

         At February 1, 2003, the Amended and Restated 1991 Stock Option and Restricted Stock Plan, The Bon-Ton Stores, Inc. 2000 Stock Incentive Plan and the Company's Phantom Equity Replacement Plan were in effect. Each of these plans has been approved by the shareholders. There were no other equity compensation plans in effect. The following information concerning these plans is as of February 1, 2003:

                                                                                                       Number of securities
                                                                                                      remaining available for
                                             Number of securities                                          future issuance
                                              to be issued upon            Weighted-average            (excluding securities
                                                 exercise of               exercise price of           reflected in the first
         Plan category                       outstanding options          outstanding options                  column)
----------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved                 941,446                      $5.82                        300,000
by security holders

Equity compensation plans not                   Not applicable              Not applicable                Not applicable
approved by security holders

ITEM 6.  SELECTED FINANCIAL DATA.

(In thousands except share, per share and store data)

        Fiscal Year                              2002                  2001                    2000
          Ended                              Feb. 1, 2003           Feb. 2, 2002            Feb. 3, 2001
-------------------------------------------------------------------------------------------------------------
    Statement of Operations Data:                         %                       %                       %
-------------------------------------------------------------------------------------------------------------
Net sales (1)                          $    713,230     100.0  $    721,777     100.0  $    749,816     100.0
Other income, net                             2,705       0.4         2,548       0.4         2,715       0.4
Gross profit                                262,412      36.8       262,057      36.3       275,790      36.8
Selling, general and
   administrative expenses (2)              219,716      30.8       224,306      31.1       231,859      30.9
Depreciation and amortization                21,301       3.0        19,783       2.7        17,085       2.3
Unusual expense (3)                               -         -           916       0.1         6,485       0.9
Restructuring income (4)                          -         -             -         -             -         -
Income from operations                       24,100       3.4        19,600       2.7        23,076       3.1
Interest expense, net                         8,731       1.2         9,558       1.3        10,906       1.5
Income before taxes                          15,369       2.2        10,042       1.4        12,170       1.6
Income tax provision                          5,764       0.8         3,816       0.5         4,622       0.6
Net income                             $      9,605       1.3  $      6,226       0.9  $      7,548       1.0
Per Share Amounts
 Basic:
  Net income                           $       0.63            $       0.41            $       0.50
 Weighted average shares
  outstanding                            15,192,471              15,200,154              14,952,985
 Diluted:
  Net income                           $       0.62            $       0.41            $       0.50
 Weighted average shares
  outstanding                            15,394,231              15,214,145              14,952,985

Balance Sheet Data (at end
  of period):
-------------------------------------------------------------------------------------------------------------
Working capital                        $    129,148            $    117,158            $    142,311
Total assets                                382,023                 385,583                 402,680
Long-term debt, including
   capital leases                            64,662                  67,929                  98,758
Shareholders' equity                        212,346                 203,261                 198,862

Selected Operating Data:
-------------------------------------------------------------------------------------------------------------
Total sales change                             (1.2)%                  (3.7)%                   5.5%
Comparable store
   sales change(5)(6)                          (1.2)%                  (3.3)%                   0.7%
Comparable stores data(5)(6):
   Sales per selling
      square foot                      $        133            $        134            $        143
   Selling square footage                 5,382,000               5,339,000               4,792,000
Capital expenditures                   $     14,806            $     15,550            $     29,577
Number of stores:
   Beginning of year                             73                      73                      72
   Additions                                      -                       -                       1
   Closings                                      (1)                      -                       -
   End of year                                   72                      73                      73

           Fiscal Year                           1999                    1998
              Ended                          Jan. 29, 2000           Jan. 30, 1999
-------------------------------------------------------------------------------------
     Statement of Operations Data:                         %                      %
-------------------------------------------------------------------------------------
Net sales (1)                            $    710,963    100.0   $    674,871   100.0
Other income, net                               2,651      0.4          2,350     0.3
Gross profit                                  261,367     36.8        248,141    36.8
Selling, general and
   administrative expenses (2)                224,760     31.6        209,407    31.0
Depreciation and amortization                  14,846      2.1         13,281     2.0
Unusual expense (3)                             2,683      0.4              -       -
Restructuring income (4)                       (2,492)    (0.4)             -       -
Income from operations                         24,221      3.4         27,803     4.1
Interest expense, net                           8,552      1.2          9,396     1.4
Income before taxes                            15,669      2.2         18,407     2.7
Income tax provision                            5,954      0.8          7,196     1.1
Net income                               $      9,715      1.4   $     11,211     1.7
Per Share Amounts
 Basic:
  Net income                             $       0.66            $       0.81
 Weighted average shares
  outstanding                              14,749,746              13,866,163
 Diluted:
  Net income                             $       0.66            $       0.81
 Weighted average shares
  outstanding                              14,752,919              13,917,452

Balance Sheet Data (at end
of period):
-------------------------------------------------------------------------------------
Working capital                          $    141,788            $    128,977
Total assets                                  416,123                 376,547
Long-term debt, including
   capital leases                             107,678                  76,255
Shareholders' equity                          190,691                 180,211

Selected Operating Data:
-------------------------------------------------------------------------------------
Total sales change                                5.3%                    2.8%
Comparable store
   sales change(5)(6)                             0.0%                    1.4%
Comparable stores data(5)(6):
   Sales per selling
      square foot                        $        141            $        143
   Selling square footage                   4,705,000               4,620,000
Capital expenditures                     $     46,451            $     19,418
Number of stores:
   Beginning of year                               65                      64
   Additions                                        7                       2
   Closings                                         -                      (1)
   End of year                                     72                      65

(1) Fiscal 2000 reflects the 53 weeks ended February 3, 2001. All other periods presented include 52 weeks.

(2) Fiscal 1999 includes expense resulting from renegotiation of the Company's revolving credit facility.

(3) Reflects expense recognized for workforce reductions and realignment and elimination of certain senior management positions in fiscal 2001; expense recognized for workforce reductions, early retirement of Heywood Wilansky and realignment and elimination of certain senior management positions in fiscal 2000; and an asset write-down in fiscal 1999.

(4) Income recognized in fiscal 1999 as a result of a lease termination for a closed store.

(5) Fiscal 2000 reflects the 52 weeks ended January 27, 2001.

(6) Comparable stores data (sales and selling square footage) reflects stores open for the entire current and prior fiscal year.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS.

                              RESULTS OF OPERATIONS

         Fiscal 2002 total and comparable store sales of The Bon-Ton Stores, Inc. and all subsidiaries (the "Company") decreased 1.2% compared to fiscal 2001. Fiscal 2002 was a difficult year for retail stores, as merchandise price became an increasingly significant component of consumer buying decisions. The continued economic downturn and general declining consumer confidence were also major factors adversely impacting retail businesses.

         While sales in most stores were below their fiscal 2001 level, sales in certain stores performed at a level below the Company average. During fiscal 2002, the Company recognized impairment charges against long-lived assets at certain of these store sites. The Company will continue to monitor the performance of its stores and initiate operational improvements where possible.

         The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for each fiscal year presented:

                                                         PERCENT OF NET SALES
                                                      ---------------------------
                                                              FISCAL YEAR
---------------------------------------------------------------------------------
                                                      2002        2001      2000
---------------------------------------------------------------------------------
Net sales                                             100.0%     100.0%     100.0%
Other income, net                                       0.4        0.4        0.4
---------------------------------------------------------------------------------
                                                      100.4      100.4      100.4
---------------------------------------------------------------------------------
Costs and expenses:
     Costs of merchandise sold                         63.2       63.7       63.2
     Selling, general and administrative               30.8       31.1       30.9
     Depreciation and amortization                      3.0        2.7        2.3
     Unusual expense                                   --          0.1        0.9
---------------------------------------------------------------------------------
Income from operations                                  3.4        2.7        3.1
Interest expense, net                                   1.2        1.3        1.5
---------------------------------------------------------------------------------
Income before income taxes                              2.2        1.4        1.6
Income tax provision                                    0.8        0.5        0.6
---------------------------------------------------------------------------------
Net income                                              1.3%       0.9%       1.0%
=================================================================================

FISCAL 2002 COMPARED TO FISCAL 2001

         NET SALES: Net sales were $713.2 million for fiscal 2002, a decrease of $8.5 million relative to fiscal 2001. Total and comparable store sales for fiscal 2002 decreased 1.2% from fiscal 2001. Merchandise departments recording sales increases were Accessories, Coats and Petites. Merchandise departments reflecting the sharpest sales declines were Dresses, Children's, Men's Clothing and Intimate.

         OTHER INCOME, NET: Net other income, principally income from leased departments, remained constant at 0.4% of net sales for fiscal 2002 and fiscal 2001.

         COSTS AND EXPENSES: Gross margin dollars for fiscal 2002 increased $0.4 million, or 0.1% over fiscal 2001, due to an increased margin percentage partially offset by declining sales volume. Gross margin as a percentage of net sales was 36.8% in fiscal 2002, an increase of 0.5 percentage point from 36.3% in fiscal 2001. Gross margin percentage improvement over fiscal 2001 reflects increased markup on purchases in fiscal 2002 and reserves established for seasonal carryover merchandise in fiscal 2001.

         Selling, general and administrative expenses for fiscal 2002 were $219.7 million, or 30.8% of net sales, compared to $224.3 million, or 31.1% of net sales, in fiscal 2001. Fiscal 2002 store expense decreased $1.0 million versus fiscal 2001, primarily due to reduced advertising expense, but reflected an expense rate increase of 0.1 percentage point due to reduced 2002 net sales. Fiscal 2002 corporate expense decreased $3.6 million versus fiscal 2001--driving an overall selling, general and administrative expense rate decrease of 0.3 percentage point. The decrease in corporate expense principally reflects an increase in securitization income of $3.2 million from the Company's proprietary credit card program and reduced equipment rental costs. The increased securitization income in fiscal 2002 relative to fiscal 2001 was principally a reflection of increased sales on the Company's proprietary credit card and lower securitization facility costs.

         Depreciation and amortization increased to 3.0% of net sales in fiscal 2002 from 2.7% in fiscal 2001 partially as a result of a lower sales base and capital expenditures in the amount of $14.8 million and $15.6 million in fiscal 2002 and 2001, respectively. Additionally, in fiscal 2002 the Company recognized approximately $2.0 million of impairment losses on the long-lived assets of certain stores. In fiscal 2001, the Company recorded accelerated depreciation of $1.4 million for a store that was closed in January 2003.

         Unusual expense in fiscal 2001 of $0.9 million, or 0.1% of net sales, was incurred in the third quarter relating to a workforce reduction and the realignment and elimination of certain senior management positions. See Note 16 to the Consolidated Financial Statements.

         INCOME FROM OPERATIONS: Income from operations in fiscal 2002 was $24.1 million, or 3.4% of net sales, compared to $19.6 million, or 2.7% of net sales, in fiscal 2001.

         INTEREST EXPENSE, NET: Net interest expense in fiscal 2002 decreased $0.8 million to $8.7 million, or 1.2% of net sales, from $9.6 million, or 1.3% of net sales, in fiscal 2001. The decrease in interest expense was attributable to decreased average borrowing levels and lower interest rates, partially offset by increased interest expense pursuant to cash flow hedge ineffectiveness. Interest expense includes cash flow hedge ineffectiveness, relating to interest rate swaps, of $1.4 million and $0.5 million in fiscal 2002 and 2001, respectively, representing non-cash mark-to-market charges pursuant to Statement of Financial Accounting Standards No. 133. See Note 6 to the Consolidated Financial Statements.

         INCOME TAXES: The effective tax rate decreased 0.5 percentage point to 37.5% in fiscal 2002 from 38.0% in fiscal 2001.

         NET INCOME: Net income in fiscal 2002 was $9.6 million, or 1.3% of net sales, compared to $6.2 million, or 0.9% of net sales, in fiscal 2001. As discussed above, the increased gross profit rate, decreased selling, general and administrative expenses and decreased interest expense more than offset the impact of decreased sales--thus driving the $3.4 million net income increase over fiscal 2001.

FISCAL 2001 COMPARED TO FISCAL 2000

         NET SALES: Net sales were $721.8 million for the fifty-two weeks ended February 2, 2002, a decrease of $28.0 million, or 3.7%, relative to the fifty-three week period ended February 3, 2001. Comparable store sales for the fifty-two week period ended February 2, 2002 decreased 3.3% from the fifty-two week period ended January 27, 2001. Merchandise departments recording comparable store sales increases were Coats, Home and Juniors. Merchandise departments reflecting the sharpest comparable store sales declines were Women's, Men's Clothing and Dresses.

         OTHER INCOME, NET: Net other income, principally income from leased departments, remained constant at 0.4% of net sales for fiscal 2001 and fiscal 2000.

         COSTS AND EXPENSES: Gross margin dollars for fiscal 2001 decreased $13.7 million, or 5.0% from fiscal 2000, primarily reflecting the decline in sales volume. Gross margin as a percentage of net sales was 36.3% in fiscal 2001, down 0.5 percentage point from 36.8% in fiscal 2000. The gross margin percentage decline was principally due to the increased markdown rate and reserves established for seasonal merchandise in fiscal 2001.

         Selling, general and administrative expenses for fiscal 2001 were $224.3 million, or 31.1% of net sales, compared to $231.9 million, or 30.9% of net sales, in fiscal 2000. Fiscal 2001 store expense decreased $1.5 million versus fiscal 2000, but reflected an expense rate increase of 0.7 percentage point due to reduced fiscal 2001 sales. Fiscal 2001 corporate expense decreased $6.0 million versus fiscal 2000, driving an expense rate decrease of 0.5 percentage point. The decrease in corporate expense principally reflects increased securitization income of $2.9 million from the Company's proprietary credit card program and reduced payroll costs. The increased securitization income in fiscal 2001 relative to fiscal 2000 was principally a reflection of increased sales on the Company's proprietary credit card, lower securitization facility costs and higher fee income.

         Depreciation and amortization increased to 2.7% of net sales in fiscal 2001 from 2.3% in fiscal 2000 partially as a result of a lower sales base and capital expenditures in the amount of $15.6 million and $29.6 million in fiscal 2001 and 2000, respectively. Additionally, in fiscal 2001 the Company evaluated a store lease renewal option exercisable in January 2003. The Company decided against exercising this lease option under existing terms and, therefore, accelerated depreciation of $1.4 million for associated assets with lives exceeding the expected lease term.

         Unusual expense in fiscal 2001 of $0.9 million, or 0.1% of net sales, was incurred in the third quarter relating to a workforce reduction and the realignment and elimination of certain senior management positions. See Note 16 to the Consolidated Financial Statements.

         Unusual expense in fiscal 2000 of $6.5 million, or 0.9% of net sales, was incurred due to the early retirement of Heywood Wilansky as President and Chief Executive Officer, the realignment and elimination of certain senior management positions and a workforce reduction. See Note 16 to the Consolidated Financial Statements.

         INCOME FROM OPERATIONS: Income from operations in fiscal 2001 amounted to $19.6 million, or 2.7% of net sales, compared to $23.1 million, or 3.1% of net sales, in fiscal 2000.

         INTEREST EXPENSE, NET: Net interest expense in fiscal 2001 decreased $1.3 million to $9.6 million, or 1.3% of net sales, from $10.9 million, or 1.5% of net sales, in fiscal 2000. The decrease in interest expense was attributable to decreased average borrowing levels and lower interest rates.

         INCOME TAXES: The effective tax rate remained constant at 38.0% in fiscal 2001 and fiscal 2000.

         NET INCOME: Net income in fiscal 2001 was $6.2 million, or 0.9% of net sales, compared to $7.5 million, or 1.0% of net sales, in fiscal 2000.

                         LIQUIDITY AND CAPITAL RESOURCES

         The following table summarizes material measures of the Company's liquidity and capital resources:

                                                              February 1,      February 2,       February 3,
                (Dollars in millions)                            2003             2002              2001
------------------------------------------------------------------------------------------------------------
Working capital                                                $   129.1        $   117.2         $  142.3
Current ratio                                                     2.30:1           2.09:1           2.47:1
Debt to total capitalization (debt plus equity)                   0.23:1           0.25:1           0.33:1
Unused availability under lines of credit                      $    43.1        $    52.9         $   37.4

         The Company's primary sources of working capital are cash flows from operations, borrowings under its revolving credit facility and proceeds from its accounts receivable facility. The Company had working capital of $129.1 million, $117.2 million and $142.3 million at the end of fiscal 2002, 2001 and 2000, respectively. The Company's business follows a seasonal pattern and working capital fluctuates with seasonal variations, reaching its highest level in October or November. The increase in working capital at the end of fiscal 2002 compared to the end of fiscal 2001 was principally due to increased accounts receivable and decreased income taxes payable, partially offset by a reduction in merchandise inventory.

         Net cash provided by operating activities amounted to $28.1 million in 2002 and $39.4 million in fiscal 2001 and 2000. The $11.3 million decrease in cash provided by operating activities in fiscal 2002 relative to fiscal 2001 was primarily due to increased working capital requirements, partially offset by increased net income and higher depreciation and amortization costs.

         Net cash used in investing activities amounted to $14.8 million, $15.5 million and $18.5 million in fiscal 2002, 2001 and 2000, respectively. The net cash outflow in fiscal 2002 was the result of capital expenditures in the amount of $14.8 million, primarily related to store remodeling, information services projects and general operations.

         Net cash used in financing activities amounted to $6.3 million, $28.2 million and $17.6 million in fiscal 2002, 2001 and 2000, respectively. The net cash outflow in fiscal 2002 was principally attributable to payments on long-term debt, a decrease in bank overdrafts and repurchase of the Company's common stock.

         The Company currently anticipates its capital expenditures for fiscal 2003 will approximate $20.0 million. The expenditures will be directed toward remodeling some of the Company's existing stores, information systems enhancements and general operations.

         Aside from planned capital expenditures, the Company's primary cash requirements will be to service debt and finance working capital increases during peak selling seasons. The Company anticipates that its cash balances and cash flows from operations, supplemented by borrowings under the revolving credit facility and proceeds from the accounts receivable facility, will be sufficient to satisfy its operating cash requirements.

         The accounts receivable facility and revolving credit facility agreements expire in January 2004 and April 2004, respectively. The Company anticipates that it will be able to renew or replace these agreements with agreements of substantially comparable terms.

         Cash flows from operations are impacted by consumer confidence, weather conditions in the geographic markets served by the Company, the economic climate and competitive conditions existing in the retail industry. A downturn in any single factor or a combination of factors could have a material adverse impact upon the Company's ability to generate sufficient cash flows to operate its business.

         The Company has not identified any probable circumstances that would likely impair its ability to meet its cash requirements or trigger a default or acceleration of payment of the Company's debt.

         The following table reflects the Company's major debt and lease commitments:

                                                       Payments Required By Fiscal Year
                                  --------------------------------------------------------------------------
                                                                                          There-
(Dollars in thousands)              2003       2004       2005       2006       2007       after     Total
------------------------------------------------------------------------------------------------------------
Long-term debt                    $     --   $ 40,991   $    876   $    970   $  1,073   $ 20,284   $ 64,194
Short-term debt                        715         --         --         --         --         --        715
Capital leases                         300        300        200         --         --         --        800
Operating leases                    20,996     20,664     19,138     15,331     12,689     68,491    157,309
------------------------------------------------------------------------------------------------------------
    Totals                        $ 22,011   $ 61,955   $ 20,214   $ 16,301   $ 13,762   $ 88,775   $223,018
============================================================================================================

                          TRANSFERS OF FINANCIAL ASSETS

         The Company engages in securitization activities involving the Company's proprietary credit card portfolio as a source of funding. Gains and losses from securitizations are recognized in the Consolidated Statements of Income when the Company relinquishes control of the transferred financial assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a Replacement of FASB Statement No. 125" and other related pronouncements. The gain or loss on the sale of financial assets depends in part on the previous carrying amount of the assets involved in the transfer, allocated between the assets sold and the retained interests based upon their respective fair values at the date of sale.

         The Company sells undivided percentage ownership interests in certain of its credit card accounts receivable to unrelated third-parties under a $150 million accounts receivable securitization facility, which is described in further detail below and in Note 8 to the Consolidated Financial Statements. The unrelated third-parties, referred to as the conduit, have purchased a $145 million interest in the accounts receivable under this facility at February 1, 2003. The Company is responsible for servicing these accounts, retains a servicing fee and bears the risk of non-collection (limited to its retained interests in the accounts receivable). Associated off-balance-sheet assets and related debt were $145 million at February 1, 2003 and $150 million at February 2, 2002. Upon the facility's termination, the conduit would be entitled to all cash collections on the accounts receivable until its investment ($145 million at February 1, 2003) and accrued discounts are repaid. Accordingly, upon termination of the facility, the assets of the facility would not be available to the Company until all amounts due to the conduit have been paid in full.

         Based upon the terms of the accounts receivable facility, the accounts receivable transactions qualify for "sale treatment" under generally accepted accounting principles. This treatment requires the Company to account for transactions with the conduit as a sale of accounts receivable instead of reflecting the conduit's net investment as long-term debt with a pledge of accounts receivable as collateral. Absent this "sale treatment," the Company's balance sheet would reflect additional accounts receivable and long-term debt, which could be a factor in the Company's ability to raise capital; however, results of operations would not be significantly impacted. See Note 8 to the Consolidated Financial Statements.

                          CRITICAL ACCOUNTING POLICIES

         The Company's discussion and analysis of financial condition and results of operations are based upon the Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles. Preparation of these financial statements requires the Company to make estimates and judgments that affect reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of its financial statements. On an ongoing basis, the Company evaluates its estimates, including those related to merchandise returns, bad debts, inventories, intangible assets, income taxes, financings, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially lead to materially different results under different assumptions and conditions. The Company believes its critical accounting policies are described below. For a discussion of the application of these and other accounting policies, see Notes to Consolidated Financial Statements.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit-worthiness. The Company continually monitors collections and payments from customers and maintains an allowance for estimated credit losses based upon its historical experience, how delinquent accounts ultimately charge-off, aging of accounts and any specific customer collection issues identified (e.g., bankruptcy). While such credit losses have historically been within expectations and provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates as in the past. If circumstances change (e.g., higher than expected defaults or bankruptcies), the Company's estimates of the recoverability of amounts due the Company could be materially reduced. The allowance for doubtful accounts and sales returns was $3.5 million and $3.8 million as of February 1, 2003 and February 2, 2002, respectively.

INVENTORY VALUATION

         As discussed in Note 1 to the Consolidated Financial Statements, inventories are stated at the lower of cost or market with cost determined using the retail last-in, first-out ("LIFO") method. Under the retail inventory method, the valuation of inventories at cost and resulting gross margin is derived by applying a calculated cost-to-retail ratio to the retail value of inventories. The retail inventory method is an averaging method that has been widely used in the retail industry. Use of the retail inventory method will result in valuing inventories at the lower of cost or market if markdowns are taken timely as a reduction of the retail value of inventories.

         Inherent in the retail inventory method calculation are certain significant management judgments and estimates including, among others, merchandise markups, markdowns and shrinkage, which significantly impact both the ending inventory valuation at cost and resulting gross margin. These significant estimates, coupled with the fact that the retail inventory method is an averaging process, can, under certain circumstances, result in individual inventory components with cost above related net realizable value. Factors that can lead to this result include applying the retail inventory method to a group of products that is not fairly uniform in terms of its cost, selling price relationship and turnover; or applying the retail inventory method to transactions over a period of time that includes different rates of gross profit, such as those relating to seasonal merchandise. In addition, failure to take timely markdowns can result in an overstatement of cost under the lower of cost or market principle. Management believes that the Company's retail inventory method provides an inventory valuation that approximates cost and results in carrying inventory in the aggregate at the lower of cost or market.

         The Company regularly reviews inventory quantities on hand and records a provision for excess or old inventory based primarily on an estimated forecast of merchandise demand for the selling season. Demand for merchandise can fluctuate greatly; a significant increase in the demand for merchandise could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on-hand. Additionally, estimates of future merchandise demand may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess or old inventory. If the Company's inventory is determined to be overvalued in the future, the Company would be required to recognize such costs in the costs of goods sold and reduce operating income at the time of such determination. Likewise, if inventory is later determined to be undervalued, the Company may have overstated the costs of goods sold in previous periods and would be required to recognize additional operating income at the time of such determination. Therefore, although every effort is made to ensure the accuracy of forecasts of future merchandise demand, any significant unanticipated changes in demand or the economy in the Company's markets could have a significant impact on the value of the Company's inventory and reported operating results.

         As is currently the case with many companies in the retail industry, the Company's LIFO calculations have yielded inventory increases in recent years due to deflation reflected in price indices used. This is the result of the LIFO method whereby merchandise sold is valued at the cost of more recent inventory purchases (which the deflationary indices indicate to be lower), resulting in the general inventory on-hand being carried at the older, higher costs. Given these higher values and the promotional retail environment, the Company reduced the carrying value of its LIFO inventories by $7.1 million and $5.6 million as of February 1, 2003 and February 2, 2002, respectively, to a net realizable value (NRV). Inherent in these NRV assessments and related reserves are significant management judgments and estimates regarding future merchandise selling costs and pricing. Should these estimates prove to be inaccurate, the Company may have overstated or understated its inventory carrying value. In such cases, the Company would be required to recognize cost increases or decreases in costs of goods sold, and impact operating income accordingly, at the time of such determination.

VENDOR ALLOWANCES

         As is standard industry practice, the Company receives allowances from merchandise vendors as reimbursement for charges incurred on marked-down merchandise. Vendor allowances are generally credited to costs of goods sold, provided the allowance is: (1) collectable, (2) for merchandise either permanently marked down or sold, (3) not predicated on a future purchase, (4) not predicated on a future increase in the purchase price from the vendor, and
(5) authorized by internal management. If the aforementioned criteria are not met, the Company reflects the allowances as an adjustment to the cost of merchandise capitalized in inventory.

         Additionally, the Company receives allowances from vendors in connection with cooperative advertising programs. These amounts are recognized by the Company as a reduction of the related advertising costs that have been incurred and reflected in selling, general and administrative expenses.

INCOME TAXES

         Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The process involves the Company summarizing temporary differences resulting from differing treatment of items (e.g., inventory valuation reserves) for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The Company must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and, to the extent the Company believes recovery is not likely, a valuation allowance must be established. To the extent the Company establishes a valuation allowance in a period, an expense must be recorded within the tax provision in the statement of operations.

         Net deferred tax assets were $7.2 million and $10.1 million as of February 1, 2003 and February 2, 2002, respectively. No valuation allowance has been established against net deferred tax assets, as the Company believes these tax benefits will be realizable through reversal of existing deferred tax liabilities, tax carry-back availability and future taxable income. If actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish a valuation allowance, which could materially impact its financial position and results of operations.

         Legislation changes currently proposed by certain states in which the Company operates could have a materially adverse impact on future operating results of the Company. These legislation changes principally involve state income tax laws.

LONG-LIVED ASSETS

         Property, fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in the Company's business model or capital strategy can result in the actual useful lives differing from the Company's estimates. In cases where the Company determines that the useful life of property, fixtures and equipment should be shortened, the Company depreciates the net book value in excess of the salvage value over its revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or leasehold improvements could also result in shortened useful lives. Net property, fixtures and equipment amounted to $136.2 million and $143.9 million as of February 1, 2003 and February 2, 2002, respectively.

         The Company assesses, on a store-by-store basis, the impairment of identifiable long-lived assets--primarily property, fixtures and equipment--whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include the following:

- Significant under-performance of stores relative to historical or projected future operating results,

- Significant changes in the manner of the Company's use of assets or overall business strategy, and

-   Significant negative industry or economic trends for a sustained period.

         The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Cash flow estimates are based on historical results adjusted to reflect the Company's best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Estimates of fair value represent the Company's best estimate based on industry trends and reference to market rates and transactions. Should cash flow estimates differ significantly from actual results, an impairment could arise and materially impact the Company's financial position and results of operations.

         Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type, store location, current marketplace awareness of the Company's private label brands, local customer demographic data and current fashion trends are all considered in determining the time-frame required for a store to achieve positive financial results. If economic conditions prove to be substantially different from the Company's expectations, the carrying value of new stores may ultimately become impaired.

         In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-lived Assets" ("SFAS No. 144"), which supersedes SFAS No. 121. SFAS No. 144, effective for fiscal 2002, retains provisions of SFAS No. 121 regarding recognition and measurement of long-lived asset impairment. SFAS No. 144 supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for segments of a business to be disposed of.

         In fiscal 2002, the Company evaluated the recoverability of its long-lived assets. As a result of the evaluation, an impairment loss of approximately $2.0 million was recorded in depreciation and amortization expense.

         Additionally, the Company has identified assets in the New York market with a net book value of approximately $4.0 million that have under-performed relative to the Company average. The Company has taken steps to address these issues and currently forecasts no impairment charge. Should the Company's improvement efforts prove unsuccessful or economic conditions change, the carrying value of these assets may ultimately become impaired.

GOODWILL AND INTANGIBLE ASSETS

         Net goodwill was $3.0 million as of February 1, 2003 and February 2, 2002.

         Intangible assets are comprised of lease interests that relate to below-market-rate leases purchased in store acquisitions completed in fiscal years 1992 through 1999, which were adjusted to reflect fair market value. These leases had average lives of twenty-five years. Net intangible assets amounted to $6.5 million and $7.0 million as of February 1, 2003 and February 2, 2002, respectively.

         As a result of the Company's adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"), the Company now annually reviews goodwill and other intangible assets that have indefinite lives for impairment and when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. The Company determines fair value using discounted cash flow analysis, which requires certain assumptions and estimates regarding industry economic factors and future profitability of acquired businesses. It is the Company's policy to conduct impairment testing based on its most current business plans, which reflect anticipated changes in the economy and the industry. If actual results prove inconsistent with Company assumptions and judgments, the Company could be exposed to a material impairment charge.

SECURITIZATIONS

         A significant portion of the Company's funding is through off-balance-sheet credit card securitizations via sales of certain accounts receivable through an accounts receivable facility ("the facility"). The sale of receivables is to The Bon-Ton Receivables Partnership, LP ("BTRLP"), a special purpose entity, as defined by SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--A Replacement of FASB Statement No. 125." BTRLP is a wholly owned subsidiary of the Company. BTRLP may sell accounts receivable with a purchase price up to $150 million through the facility to a conduit on a revolving basis.

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

         The Company recognized securitization income of $8.9 million, $5.6 million and $2.7 million for fiscal years 2002, 2001, and 2000, respectively. The increased income in fiscal 2002 relative to fiscal 2001 was principally a reflection of increased sales on the Company's proprietary credit card and lower securitization facility costs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                      MARKET RISK AND FINANCIAL INSTRUMENTS

         The Company is exposed to market risk associated with changes in interest rates. To provide some protection against potential rate increases associated with its variable-rate facilities, the Company has entered into various derivative financial transactions in the form of interest rate swaps. The interest rate swaps are used to hedge the underlying variable-rate facilities. The swaps are qualifying hedges and the interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. The Company currently holds "variable-to-fixed" rate swaps with a notional amount of $110.0 million with several financial institutions for various terms. The notional amount does not represent amounts exchanged by the parties, but it is used as the basis to calculate amounts due and to be received under the rate swaps. The Company believes the derivative financial instruments entered into provide protection from volatile upward swings in interest rates associated with the Company's variable-rate facilities. During fiscal 2002 and 2001, the Company did not enter into or hold derivative financial instruments for trading purposes.

         The following table provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates as of February 1, 2003. For interest rate swaps, the table presents notional amounts and weighted average pay and receive interest rates by expected maturity date. For additional discussion of the Company's interest rate swaps, see Note 6 to the Consolidated Financial Statements.

                                            Expected Maturity Date By Fiscal Year
                             -------------------------------------------------------------------
        (Dollars in                                                                      There-
         thousands)            2003        2004       2005       2006         2007        after        Total       Fair Value
----------------------------------------------------------------------------------------------------------------------------
Debt:
  Fixed-rate debt            $    715    $    791   $    876   $     970    $ 1,073     $ 15,784    $   20,209      $ 22,976
    Average fixed rate           9.62%       9.62%      9.62%       9.62%      9.62%        9.33%         9.39%

  Variable-rate debt               --    $ 40,200         --          --         --     $  4,500    $   44,700      $ 44,700
    Average variable
    rate                           --        3.05%        --          --         --         1.15%         2.86%

Interest Rate Derivatives:
  Interest rate swaps
  Variable-to-fixed          $ 50,000    $ 30,000         --   $  30,000         --           --    $  110,000      $ (4,940)
    Average pay rate             5.81%       5.58%        --        5.43%        --           --          5.64%
    Average receive rate         1.91%       1.88%        --        1.97%        --           --          1.92%
----------------------------------------------------------------------------------------------------------------------------

                            SEASONALITY AND INFLATION

         The Company's business, like that of most retailers, is subject to seasonal fluctuations, with the major portion of sales and income realized during the second half of each fiscal year, which includes the back-to-school and holiday seasons. See Note 15 of Notes to Consolidated Financial Statements for the Company's quarterly results for fiscal 2002 and 2001. Due to the fixed nature of certain costs, selling, general and administrative expenses are typically higher as a percentage of net sales during the first half of each fiscal year.

         Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of results that may be achieved for a full fiscal year. In addition, quarterly operating results are impacted by the timing and amount of revenues and costs associated with the opening of new stores and closing and remodeling of existing stores.

         The Company does not believe inflation had a material effect on operating results during the past three years. However, there can be no assurance that the Company's business will not be affected by inflationary adjustments in the future.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Information called for by this item is set forth in the Company's Consolidated Financial Statements and supplementary data contained in this report and is incorporated herein by this reference. See index at page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE.

         Information regarding the change in the Company's independent auditor was provided in the Company's Current Report on Form 8-K filed June 14, 2002 (amended on June 27, 2002). The letter from Arthur Andersen LLP stating the firm's agreement with the information provided in the report was filed as an exhibit to the Form 8-K report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information regarding executive officers is included in Part I under the heading "Executive Officers." The remainder of the information called for by this Item will be contained in the Company's Proxy Statement and is hereby incorporated by reference thereto.

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

         See also Part II, Item 5 for a discussion of securities authorized for issuance under equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information called for by this Item will be contained in the Company's Proxy Statement and is hereby incorporated by reference thereto.

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

         The Company's management, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-14 and 15d-14), within 90 days of the filing date of this Form 10-K, and based upon their evaluation, have concluded that the Company's disclosure controls and procedures are effective.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls since the date the internal controls were evaluated.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                  AND REPORTS ON FORM 8-K.

  (a)    The following documents are filed as part of this report:

         1. Consolidated Financial Statements--See the Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1.

         2. Consolidated Financial Statement Schedule--See the Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1.

         3. The following are exhibits to this Form 10-K and, if incorporated by reference, the Company has indicated the document previously filed with the Commission in which the exhibit was included.

EXHIBIT
  NO.                                 DESCRIPTION                                 DOCUMENT IF INCORPORATED BY REFERENCE
        3.1         Articles of Incorporation                           Exhibit 3.1 to the Report on Form 8-B, File
                                                                        No.0-19517 ("Form 8-B")

        3.2         Bylaws                                              Exhibit 3.2 to Form 8-B

       10.1         Shareholders' Agreement among the Company and the   Exhibit 10.3 to Amendment No. 2 to the
                    shareholders named therein                          Registration Statement on Form S-1, File No.
                                                                        33-42142 ("1991 Form S-1")

*      10.2   (a)   Employment Agreement with Frank Tworecke            Exhibit 10.2 to the Quarterly Report on Form 10-Q
                                                                        for the quarter ended October 30, 1999

*             (b)   First Amendment to Employment Agreement with        Exhibit 10.3(b) to the Annual Report on Form 10-K for the
                    Frank Tworecke                                      fiscal year ended February 2, 2002 ("2001 Form 10-K")

*      10.3         Employment Agreement with James H. Baireuther       Exhibit 10.4 to the 2001 Form 10-K

*      10.4         Form of severance agreement with certain            Exhibit 10.14 to Form 8-B
                    executive officers

*      10.5         Supplemental Executive Retirement Plan              Exhibit 10.2 to the Quarterly Report on Form 10-Q
                                                                        for the quarter ended August 4, 2001

       10.6         Consulting and Noncompetition Agreement             Exhibit 10.1 to the  Quarterly Report on Form 10-Q
                    Between the Company and Leon D. Starr               for the quarter ended November 3, 2001

*      10.7         Amended and Restated 1991 Stock Option and          Exhibit 4.1 to the Registration Statement on Form
                    Restricted Stock Plan                               S-8, File No. 333-36633

*      10.8         2000 Stock Incentive Plan                           Exhibit 10.2 to the Quarterly Report on Form 10-Q
                                                                        for the quarter ended July 29, 2000 ("7/29/00
                                                                        10-Q")

*      10.9         Phantom Equity Replacement Stock Option Plan        Exhibit 10.18 to the 1991 Form S-1

*     10.10         Management Incentive Plan and Addendum to           Exhibit 10.13 to the Annual Report on Form 10-K
                    Management Incentive Plan                           for the fiscal year ended February 1, 1997

EXHIBIT                              DESCRIPTION                                 DOCUMENT IF INCORPORATED BY REFERENCE
 NO.
 10.11        (a)   Sublease of Oil City, Pennsylvania store between    Exhibit 10.16 to the 1991 Form S-1
                    the Company and M. Thomas Grumbacher

              (b)   First Amendment to Oil City, Pennsylvania sublease  Exhibit 10.22 to Amendment No. 1 to the 1991 Form S-1

              (c)   Corporate Guarantee with respect to Oil City,       Exhibit 10.26 to Amendment No. 1 to the 1991 Form S-1
                    Pennsylvania lease

 10.12              Second Amended and Restated Receivables Purchase
                    Agreement dated as of January 17, 2003 among The
                    Bon-Ton Receivables Partnership, L.P., Falcon
                    Asset Securitization Corporation, EagleFunding
                    Capital Corporation, Bank One, N.A. and Fleet
                    Securities, Inc.

 10.13        (a)   Credit Agreement dated as of April 15, 1997 among   Exhibit 10.1 to the Quarterly Report on Form 10-Q for the
                    the Company, Adam, Meldrum & Anderson Co., Inc.,    quarter ended May 3, 1997
                    and The Bon-Ton Stores of Lancaster, Inc., the
                    Other Credit Parties Signatory thereto, the
                    Lenders Signatory thereto from time to time, the
                    First National Bank of Boston and General
                    Electric Capital Corporation

              (b)   First Amendment to Credit Agreement                 Exhibit 10.3(b) to the Registration Statement on Form
                                                                        S-1, File No. 333-48811 ("1998 Form S-1")

              (c)   Second Amendment to Credit Agreement                Exhibit 10.3(c) to the 1998 Form S-1

              (d)   Third Amendment to Credit Agreement                 Exhibit 10.3(d) to the 1998 Form S-1

              (e)   Fourth Amendment to Credit Agreement                Exhibit 10.2 to the Quarterly Report on Form 10-Q
                                                                        for the quarter ended October 31, 1998

              (f)   Fifth Amendment to Credit Agreement                 Exhibit 10.14(f) to the Annual Report on Form 10-K
                                                                        for the fiscal year ended January 30, 1999

              (g)   Sixth Amendment to Credit Agreement                 Exhibit 10.5(g) to the Annual Report on Form 10-K
                                                                        for the fiscal year ended January 29, 2000

              (h)   Seventh Amendment to Credit Agreement               Exhibit 10.1 to the 7/29/00 10-Q

              (i)   Eighth Amendment to Credit Agreement                Exhibit 10.13(a) to the 2001 Form 10-K

21.      Subsidiaries of The Bon-Ton.

23.1     Consent of KPMG LLP.

23.2 Explanation Concerning Absence of Current Written Consent of Arthur Andersen LLP.

99.1     Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.

* Constitutes a management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the fiscal quarter ended February 1, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THE BON-TON STORES, INC.

Dated: April 28, 2003             By:      /s/ Tim Grumbacher
                                           ------------------
                                           Tim Grumbacher
                                           Chairman of the Board and
                                           Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                                         Capacity                                                   Date
        ---------                                         --------                                                   ----
/s/ Tim Grumbacher                              Chairman of the Board                                           April 28, 2003
--------------------------------                and Chief Executive Officer
Tim Grumbacher

/s/ James H. Baireuther                         Vice Chairman, Chief                                            April 28, 2003
--------------------------------                Administrative Officer and Chief
James H. Baireuther                             Financial Officer and Director
                                                (principal financial and accounting officer)


/s/ Robert B. Bank                              Director                                                        April 28, 2003
--------------------------------
Robert B. Bank

/s/ Philip M. Browne                            Director                                                        April 28, 2003
--------------------------------
Philip M. Browne

/s/ Shirley A. Dawe                             Director                                                        April 28, 2003
--------------------------------
Shirley A. Dawe

/s/ Marsha M. Everton                           Director                                                        April 28, 2003
--------------------------------
Marsha M. Everton

/s/ Samuel J. Gerson                            Director                                                        April 28, 2003
--------------------------------
Samuel J. Gerson

/s/ Michael L. Gleim                            Director                                                        April 28, 2003
--------------------------------
Michael L. Gleim

/s/ Robert E. Salerno                           Director                                                        April 28, 2003
--------------------------------
Robert E. Salerno

/s/ Robert C. Siegel                            Director                                                        April 28, 2003
--------------------------------
Robert C. Siegel

/s/ Leon D. Starr                               Director                                                        April 28, 2003
--------------------------------
Leon D. Starr

/s/ Frank Tworecke                              President, Chief Operating                                      April 28, 2003
--------------------------------                Officer and Director
Frank Tworecke

/s/ Thomas W. Wolf                              Director                                                        April 28, 2003
--------------------------------
Thomas W. Wolf

                                  CERTIFICATION

                  I, Tim Grumbacher, Chairman of the Board and Chief Executive Officer of The Bon-Ton Stores, Inc., certify that:

1) I have reviewed this Annual Report on Form 10-K of The Bon-Ton Stores, Inc.;

2) Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3) Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

   c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6) The registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   DATE: April 28, 2003                 By:  /s/ Tim Grumbacher
                                             -------------------------
                                             Tim Grumbacher
                                             Chairman of the Board and
                                             Chief Executive Officer

                                  CERTIFICATION

                  I, James H. Baireuther, Vice Chairman, Chief Administrative Officer and Chief Financial Officer of The Bon-Ton Stores, Inc., certify that:

1) I have reviewed this Annual Report on Form 10-K of The Bon-Ton Stores, Inc.;

2) Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3) Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

   c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6) The registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   DATE: April 28, 2003                 By:  /s/ James H. Baireuther
                                             ----------------------------
                                             James H. Baireuther
                                             Vice Chairman, Chief Administrative
                                             Officer and Chief Financial Officer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

Independent Accountants' Reports..........................................  F-2

Consolidated Balance Sheets...............................................  F-5

Consolidated Statements of Income.........................................  F-6

Consolidated Statements of Shareholders' Equity...........................  F-7

Consolidated Statements of Cash Flows.....................................  F-8

Notes to Consolidated Financial Statements................................  F-9

Schedule II - Valuation and Qualifying Accounts...........................  F-33

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
The Bon-Ton Stores, Inc.:

         We have audited the accompanying consolidated balance sheet of The Bon-Ton Stores, Inc. and subsidiaries as of February 1, 2003 and the related consolidated statements of income, shareholders' equity and cash flows for the fiscal year then ended. In connection with our audit of the fiscal 2002 consolidated financial statements, we also have audited the fiscal 2002 financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The fiscal 2001 and fiscal 2000 consolidated financial statements and financial statement schedule of The Bon-Ton Stores, Inc. were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule, before the revisions described in Note 2 to the consolidated financial statements, in their report dated March 6, 2002.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the fiscal 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Bon-Ton Stores, Inc. and subsidiaries as of February 1, 2003, and the results of their operations and their cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related fiscal 2002 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

         As discussed above, the fiscal 2001 and fiscal 2000 consolidated financial statements and financial statement schedule of The Bon-Ton Stores, Inc. and subsidiaries were audited by other auditors who have ceased operations. As described in Note 2, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of February 3, 2002. In our opinion, the disclosures for fiscal 2001 and fiscal 2000 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the fiscal 2001 and fiscal 2000 consolidated financial statements and financial statement schedule of The Bon-Ton Stores, Inc. and subsidiaries other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the fiscal 2001 and fiscal 2000 consolidated financial statements and financial statement schedule taken as a whole.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 5, 2003

                        REPORT OF INDEPENDENT ACCOUNTANTS

To The Bon-Ton Stores, Inc.:

         We have audited the accompanying consolidated balance sheets of The Bon-Ton Stores, Inc. (a Pennsylvania corporation) and subsidiaries as of February 2, 2002 and February 3, 2001, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended February 2, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Bon-Ton Stores, Inc. and subsidiaries as of February 2, 2002 and February 3, 2001, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 2, 2002 in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Philadelphia, PA
March 6, 2002

NOTE: THE REPORT ABOVE IS A COPY OF A PREVIOUSLY ISSUED REPORT AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. THE INFORMATION FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED FEBRUARY 2, 2002 IN THE TRANSITIONAL DISCLOSURES REQUIRED BY STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS," WHICH WAS ADOPTED BY THE COMPANY AS OF FEBRUARY 3, 2002, AS DESCRIBED IN NOTE 2, WAS NOT REVIEWED BY ARTHUR ANDERSEN LLP.

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

                                              /s/ Arthur Andersen LLP

Philadelphia, PA
March 6, 2002

NOTE: THE REPORT ABOVE IS A COPY OF A PREVIOUSLY ISSUED REPORT AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. SCHEDULE II, VALUATION AND QUALIFYING ACCOUNTS, IS LOCATED AT PAGE F-33.

                            THE BON-TON STORES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                       February 1,  February 2,
(In thousands except share and per share data)                                            2003         2002
---------------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                                             $  16,796     $   9,752
  Trade and other accounts receivable, net of allowance for doubtful accounts
    and sales returns of $3,540 and $3,758 in fiscal 2002 and 2001, respectively           46,735        31,161
  Merchandise inventories                                                                 148,618       166,042
  Prepaid expenses and other current assets                                                12,958        10,542
  Deferred income taxes                                                                     3,205         7,371
---------------------------------------------------------------------------------------------------------------
    Total current assets                                                                  228,312       224,868
---------------------------------------------------------------------------------------------------------------
Property, fixtures and equipment at cost,
  less accumulated depreciation and amortization                                          136,201       143,884
Deferred income taxes                                                                       3,980         2,741
Goodwill and intangible assets                                                              9,511         9,999
Other assets                                                                                4,019         4,091
---------------------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                                                        $ 382,023     $ 385,583
===============================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                                                      $  53,367     $  57,007
  Accrued payroll and benefits                                                             14,037         9,743
  Accrued expenses                                                                         25,546        28,191
  Current portion of long-term debt                                                           715           646
  Current portion of obligations under capital leases                                         250           232
  Income taxes payable                                                                      5,249        11,891
---------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                              99,164       107,710
---------------------------------------------------------------------------------------------------------------

Long-term debt, less current maturities                                                    64,194        67,209
Obligations under capital leases, less current maturities                                     468           720
Other long-term liabilities                                                                 5,851         6,683
---------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                                                     169,677       182,322
---------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 10)

Shareholders' equity
  Preferred Stock - authorized 5,000,000 shares at $0.01 par value; no shares issued           --            --
  Common Stock - authorized 40,000,000 shares at $0.01 par value; issued and outstanding shares of 12,200,285 and 12,483,941 in fiscal 2002 and 2001, respectively
                                                                                              125           125
  Class A Common Stock - authorized 20,000,000 shares at $0.01 par value;
    issued and outstanding shares of 2,989,853 in fiscal 2002 and 2001                         30            30
  Treasury stock, at cost - shares of 277,000 in fiscal 2002                               (1,132)           --
  Additional paid-in capital                                                              107,415       107,467
  Deferred compensation                                                                      (222)         (408)
  Accumulated other comprehensive income                                                   (1,876)       (2,354)
  Retained earnings                                                                       108,006        98,401
---------------------------------------------------------------------------------------------------------------
    TOTAL SHAREHOLDERS' EQUITY                                                            212,346       203,261
---------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $ 382,023     $ 385,583
===============================================================================================================

  The accompanying notes are an integral part of these consolidated statements.

                            THE BON-TON STORES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                             Fiscal Year Ended
                                                 -----------------------------------------
                                                 February 1,    February 2,    February 3,
(In thousands except share and per share data)      2003           2002           2001
------------------------------------------------------------------------------------------
Net sales                                        $   713,230    $   721,777    $   749,816
Other income, net                                      2,705          2,548          2,715
------------------------------------------------------------------------------------------
                                                     715,935        724,325        752,531
------------------------------------------------------------------------------------------

Costs and expenses:
  Costs of merchandise sold                          450,818        459,720        474,026
  Selling, general and administrative                219,716        224,306        231,859
  Depreciation and amortization                       21,301         19,783         17,085
  Unusual expense                                          -            916          6,485
------------------------------------------------------------------------------------------
Income from operations                                24,100         19,600         23,076
Interest expense, net                                  8,731          9,558         10,906
------------------------------------------------------------------------------------------

Income before income taxes                            15,369         10,042         12,170
Income tax provision                                   5,764          3,816          4,622
------------------------------------------------------------------------------------------

NET INCOME                                       $     9,605    $     6,226    $     7,548
==========================================================================================

PER SHARE AMOUNTS -
  BASIC:
    Net income                                   $      0.63    $      0.41    $      0.50
==========================================================================================

  BASIC WEIGHTED AVERAGE SHARES OUTSTANDING       15,192,471     15,200,154     14,952,985

  DILUTED:
    Net income                                   $      0.62    $      0.41    $      0.50
==========================================================================================

  DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING     15,394,231     15,214,145     14,952,985

  The accompanying notes are an integral part of these consolidated statements.

                            THE BON-TON STORES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                Class A                  Additional
                                                  Common        Common        Treasury     Paid-in
(In thousands)                                    Stock          Stock          Stock      Capital
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 29, 2000                      $     123     $      30    $       -     $ 108,083
---------------------------------------------------------------------------------------------------

  Net income                                             -             -            -             -
  Deferred compensation amortization                     -             -            -             -
  Tax impact on Restricted Shares                        -             -            -          (655)
  Cancellation of Restricted Shares                     (1)            -            -          (546)

---------------------------------------------------------------------------------------------------
BALANCE AT FEBRUARY 3, 2001                            122            30            -       106,882
---------------------------------------------------------------------------------------------------

  Comprehensive income:
    Net income                                           -             -            -             -
    Cumulative effect of change in accounting
      for derivative instruments, net of $256
      tax benefit                                        -             -            -             -
    Unrealized loss on derivative financial
      instruments, net of $1,158 tax benefit             -             -            -             -
---------------------------------------------------------------------------------------------------
        Total comprehensive income                       -             -            -             -

  Issuance of stock under Stock
        Award Plans                                      3             -            -           686
  Deferred compensation amortization                     -             -            -             -
  Tax impact on Restricted Shares                        -             -            -           (45)
  Cancellation of Restricted Shares                      -             -            -           (56)

---------------------------------------------------------------------------------------------------
BALANCE AT FEBRUARY 2, 2002                            125            30            -       107,467
---------------------------------------------------------------------------------------------------

  Comprehensive income:
    Net income                                           -             -            -             -
    Amounts amortized into interest expense
      from OCI, net of $627 tax benefit                  -             -            -             -
  Change in fair value of cash flow hedges,
      net of $340 tax benefit                            -             -            -             -
---------------------------------------------------------------------------------------------------
        Total comprehensive income                       -             -            -             -

  Common shares repurchased                              -             -       (1,132)            -
  Deferred compensation amortization                     -             -            -             -
  Tax impact on Restricted Shares                        -             -            -            (8)
  Cancellation of Restricted Shares                      -             -            -           (44)

---------------------------------------------------------------------------------------------------
BALANCE AT FEBRUARY 1, 2003                      $     125     $      30    $  (1,132)    $ 107,415
===================================================================================================

                                                                     Other
                                                     Deferred       Compre-
                                                      Compen-       hensive       Retained
(In thousands)                                        sation         Income       Earnings       Total
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 29, 2000                          $  (2,172)     $      -     $  84,627     $ 190,691
--------------------------------------------------------------------------------------------------------

  Net income                                                 -             -         7,548         7,548
  Deferred compensation amortization                     1,490             -             -         1,490
  Tax impact on Restricted Shares                           18             -             -          (637)
  Cancellation of Restricted Shares                        317             -             -          (230)

--------------------------------------------------------------------------------------------------------
BALANCE AT FEBRUARY 3, 2001                               (347)            -        92,175       198,862
--------------------------------------------------------------------------------------------------------

  Comprehensive income:
    Net income                                               -             -         6,226         6,226
    Cumulative effect of change in accounting
      for derivative instruments, net of $256
      tax benefit                                            -          (426)            -          (426)
    Unrealized loss on derivative financial
      instruments, net of $1,158 tax benefit                 -        (1,928)            -        (1,928)
--------------------------------------------------------------------------------------------------------
        Total comprehensive income                           -        (2,354)        6,226         3,872

  Issuance of stock under Stock
        Award Plans                                       (689)            -             -             -
  Deferred compensation amortization                       589             -             -           589
  Tax impact on Restricted Shares                            -             -             -           (45)
  Cancellation of Restricted Shares                         39             -             -           (17)

--------------------------------------------------------------------------------------------------------
BALANCE AT FEBRUARY 2, 2002                               (408)       (2,354)       98,401       203,261
--------------------------------------------------------------------------------------------------------

  Comprehensive income:
    Net income                                               -             -         9,605         9,605
    Amounts amortized into interest expense
      from OCI, net of $627 tax benefit                      -         1,045             -         1,045
  Change in fair value of cash flow hedges,
      net of $340 tax benefit                                -          (567)            -          (567)
--------------------------------------------------------------------------------------------------------
        Total comprehensive income                           -           478         9,605        10,083

  Common shares repurchased                                  -             -             -        (1,132)
  Deferred compensation amortization                       160             -             -           160
  Tax impact on Restricted Shares                            -             -             -            (8)
  Cancellation of Restricted Shares                         26             -             -           (18)

--------------------------------------------------------------------------------------------------------
BALANCE AT FEBRUARY 1, 2003                          $    (222)     $ (1,876)    $ 108,006     $ 212,346
========================================================================================================

  The accompanying notes are an integral part of these consolidated statements.

                            THE BON-TON STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Fiscal Year Ended
                                                                       ---------------------------------------
                                                                       February 1,   February 2,   February 3,
(In thousands)                                                            2003          2002          2001
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $   9,605     $   6,226     $   7,548
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                          21,301        19,783        17,085
    Bad debt provision                                                      1,357         1,305         1,863
    Stock compensation expense                                                160           589           833
    (Gain) loss on sale of property, fixtures and equipment                    (2)            3           (12)
    Cancellation of Restricted Shares                                         (18)          (17)         (230)
    Decrease in other long-term assets                                         71           162           634
    Decrease (increase) in deferred income tax assets                       2,640        (5,217)       (2,917)
    Increase (decrease) in other long-term liabilities                         93        (4,383)        4,650
    Proceeds from sale of accounts receivable, net                              -             -        12,000

Changes in operating assets and liabilities:
    Increase in accounts receivable                                       (16,185)       (8,414)      (10,133)
    Decrease in merchandise inventories                                    17,425        24,147        11,931
    (Increase) decrease in prepaid expenses and other current assets       (2,416)       (2,039)        3,868
    Decrease in accounts payable                                           (1,718)       (1,973)       (1,582)
    Increase (decrease) in accrued expenses                                 2,426         7,825        (6,743)
    (Decrease) increase in income taxes payable                            (6,647)        1,424           590
-------------------------------------------------------------------------------------------------------------
      Total adjustments                                                    18,487        33,195        31,837
-------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                            28,092        39,421        39,385

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures, net                                             (14,806)      (15,550)      (29,577)
    Proceeds from sale of property, fixtures and equipment                     31            16            12
    Proceeds from sale and leaseback arrangement                                -             -        11,046
-------------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                               (14,775)      (15,534)      (18,519)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long-term debt and capital lease obligations             (174,030)     (207,064)     (302,720)
    Proceeds from issuance of long-term debt                              170,850       176,050       293,700
    Common shares repurchased                                              (1,132)            -             -
    (Decrease) increase in bank overdraft balances                         (1,961)        2,812        (8,587)
    Exercised stock options                                                     -             -             1
-------------------------------------------------------------------------------------------------------------
      Net cash used in financing activities                                (6,273)      (28,202)      (17,606)

      Net increase (decrease) in cash and cash equivalents                  7,044        (4,315)        3,260

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            9,752        14,067        10,807
-------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  16,796     $   9,752     $  14,067
=============================================================================================================

  The accompanying notes are an integral part of these consolidated statements.

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

         The Bon-Ton Stores, Inc., a Pennsylvania corporation, was incorporated on January 31, 1996 as the successor of a company incorporated on January 31, 1929, and currently operates as one business segment, through its subsidiaries, 72 retail department stores located in Pennsylvania, New York, New Jersey, Maryland, Connecticut, Massachusetts, New Hampshire, Vermont and West Virginia.

                  1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of The Bon-Ton Stores, Inc. and all of its wholly owned subsidiaries (the "Company"). All intercompany transactions have been eliminated in consolidation.

ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

         Certain prior year balances have been reclassified to conform to the current year presentation.

FISCAL YEAR

         The Company's fiscal year ends on the Saturday nearer January 31, and consisted of fifty-two weeks for fiscal years 2002 and 2001, and fifty-three weeks for fiscal year 2000. Fiscal years 2002, 2001 and 2000 ended on February 1, 2003, February 2, 2002 and February 3, 2001, respectively.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid short-term investments with a remaining term of three months or less to be cash equivalents. Cash equivalents are generally overnight money market investments.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company owns and administers a proprietary credit card program. The Company performs ongoing credit evaluations of its customers who hold the Company's proprietary credit card, and adjusts credit limits based upon payment history and customer current credit-worthiness. The Company continually monitors collections and payments from customers and maintains an allowance for estimated credit losses based upon its historical experience and any specific customer collection issues identified (e.g. bankruptcy). While such credit losses have historically been within expectations and provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates as in the past. If circumstances change (e.g., higher than expected defaults or bankruptcies), the Company's estimates of the recoverability of amounts due the Company could be reduced by a material amount. The allowance for doubtful accounts and sales returns amounted to $3,540 and $3,758 as of February 1, 2003 and February 2, 2002, respectively.

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

MERCHANDISE INVENTORIES

         For financial reporting and tax purposes, merchandise inventories are determined by the retail method, using a LIFO (last-in, first-out) cost basis. The estimated cost to replace inventories was $148,643 and $174,841 as of February 1, 2003 and February 2, 2002, respectively.

PROPERTY, FIXTURES AND EQUIPMENT: DEPRECIATION AND AMORTIZATION

         Depreciation and amortization of property, fixtures and equipment is computed using the straight-line method based upon remaining lease terms or the following average estimated service lives:

Buildings                                      20 to 40 years
Leasehold improvements                          2 to 15 years
Fixtures and equipment                          3 to 10 years

         No depreciation is recorded until property, fixtures and equipment are placed into service. Property, fixtures and equipment not placed into service are classified as construction in progress. The Company capitalizes interest and lease costs incurred during the construction of new facilities or major improvements to existing facilities. The amount of interest and lease costs capitalized is limited to that incurred during the construction period. Interest of $3, $25 and $123 was capitalized in fiscal years 2002, 2001 and 2000, respectively.

         Repair and maintenance costs are charged to operations as incurred. Property retired or sold is removed from asset and accumulated depreciation accounts and the resulting gain or loss is reflected in income.

         Costs of major remodeling and improvements on leased stores are capitalized as leasehold improvements. Leasehold improvements are generally amortized over the shorter of the lease term or the useful life of the asset. Capital leases are recorded at the lower of fair market value or the present value of future minimum lease payments. Capital leases are amortized over the primary term of the lease.

         The Company assesses the impairment of property, fixtures and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In fiscal 2002, the Company evaluated the recoverability of its long-lived assets. As a result, an impairment loss of approximately $2,000 for certain store assets was recorded and is included as part of depreciation and amortization expense (see Note 3).

GOODWILL AND INTANGIBLE ASSETS

         Goodwill and intangible assets consist of goodwill and lease-related interests classified as intangible assets:

                                                         February 1,   February 2,
                                                            2003           2002
----------------------------------------------------------------------------------
Goodwill                                                  $   4,208     $  4,208
Less: Accumulated amortization                                1,243        1,243
----------------------------------------------------------------------------------
  Net                                                     $   2,965     $  2,965
==================================================================================

Intangible assets - leases                                $  10,828     $ 10,828
Less: Accumulated amortization                                4,282        3,794
----------------------------------------------------------------------------------
  Net                                                     $   6,546     $  7,034
==================================================================================

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

         These lease interests relate to below-market-rate leases purchased in store acquisitions completed in fiscal years 1992 through 1999, which were adjusted to reflect fair market value. These leases have average lives of twenty-five years.

         In fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). In accordance with SFAS No. 142, the Company reviews goodwill and other intangible assets that have indefinite lives for impairment. This review is performed annually and when events or changes in circumstances indicate the carrying value of goodwill and other intangible assets might exceed their current fair values. The Company determines fair value using discounted cash flow analysis, which requires certain assumptions and estimates regarding industry economic factors and future profitability of acquired businesses. It is the Company's policy to conduct impairment testing based on its most current business plans and forecasts, which reflect anticipated changes in the economy and the industry.

ACCRUED EXPENSES

         Accrued expenses consist of liabilities associated with store and corporate facility operations, such as lease expense, advertising, employee severance, real estate taxes, legal expense and expense recorded pursuant to Statement of Financial Accounting Standards No. 133 (see Note 6).

INCOME TAXES

         The Company accounts for income taxes according to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using applicable current marginal tax rates.

REVENUE RECOGNITION

         The Company recognizes revenue at either the point-of-sale or at the time merchandise is shipped to the customer. Sales are net of returns and exclude sales tax. A reserve is provided for estimated merchandise returns based on experience.

LEASED DEPARTMENT SALES

         The Company leases space to third parties in several of its stores and receives compensation based on a percentage of sales made in these departments. Other income, net, includes leased department rental income of $2,903, $2,738 and $3,001 in fiscal 2002, 2001 and 2000, respectively.

ADVERTISING

         Advertising production costs are expensed the first time the advertisement is run. Media placement costs are expensed in the period the advertising appears. Total advertising expenses, net of vendor allowances, included in selling, general and administrative expenses for fiscal 2002, 2001 and 2000 were $25,694, $26,717 and $28,784, respectively. Prepaid expenses and other current assets include prepaid advertising costs of $589 and $352 at February 1, 2003 and February 2, 2002, respectively.

VENDOR ALLOWANCES

         As is standard industry practice, the Company receives allowances from merchandise vendors as reimbursement for charges incurred on marked-down merchandise. Vendor allowances are credited to costs of goods sold, provided the allowance is: (1) collectable, (2) for merchandise either permanently marked down or sold, (3) not predicated on a future purchase; (4) not predicated on a future increase in

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

the purchase price from the vendor, and (5) authorized by internal management. If the aforementioned criteria are not met, the Company reflects the allowance dollars as an adjustment to the cost of merchandise capitalized in inventory.

         Additionally, the Company receives allowances from vendors in connection with cooperative advertising programs. These amounts are recognized by the Company as a reduction of the related advertising costs that have been incurred and reflected in selling, general and administrative expenses.

PURCHASE ORDER VIOLATIONS

         The Company, consistent with industry practice, mandates that vendor merchandise shipments conform to certain standards. These standards are usually defined in the purchase order and include items such as proper ticketing, security tagging, quantity, packaging, on-time delivery, etc. Failure by vendors to conform to these standards increases Company merchandise handling costs. Accordingly, various purchase order violation charges are billed to vendors; these charges are reflected by the Company as a reduction of cost of sales in the period in which the respective violations occur. The Company establishes reserves for disputed purchase order violations.

SELF-INSURANCE LIABILITIES

         The Company is self-insured for certain losses related to workers' compensation and certain health insurance, although it maintains stop-loss coverage with third party insurers to limit certain exposures. The estimate of its self-insurance liability contains uncertainty since the Company must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. When estimating its self-insurance liability, the Company considers a number of factors which include, but are not limited to, historical claim experience, demographic factors, severity factors and valuations provided by independent third-party advisors. The Company has not made any material changes in the accounting methodology used to establish its self-insurance liabilities during the past three fiscal years.

REVOLVING CHARGE ACCOUNTS

         Finance charge income and late fees on customer revolving charge accounts are reflected as a reduction of selling, general and administrative expenses. Finance charge income and late fees earned by the Company, before considering costs of administering and servicing revolving charge accounts, for fiscal 2002, 2001 and 2000 were $34,732, $33,706 and $30,619, respectively.
Finance charge income is a component of securitization income (see Note 8).

RECEIVABLE SALES

         When the Company sells receivables in securitizations of credit card loans, it retains interest-only strips, subordinated interests and servicing rights, all of which are retained interests in the securitized receivables. Gain or loss on sale of the receivables depends in part on the previous carrying amount of financial assets involved in the transfer, allocated between the assets sold and retained interests, based on their relative fair value at date of transfer. To obtain fair values, quoted market prices are used if available. However, quotes are generally not available for retained interests and the Company estimates fair value based on the present value of future expected cash flows using management's best estimates of key assumptions--credit losses, prepayment impact and an appropriate discount rate commensurate with the risks involved. As all estimates used are influenced by factors outside the Company's control, uncertainty is inherent in these estimates, making it reasonably possible that they could change in the near term.

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

STOCK-BASED COMPENSATION

         The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No.
123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

                                                                       Fiscal Year Ended
--------------------------------------------------------------------------------------------------------
                                                          February 1,      February 2,       February 3,
                                                             2003             2002              2001
--------------------------------------------------------------------------------------------------------
Net income, as reported                                   $     9,605      $     6,226       $     7,548
Deduct: Total stock-option-based employee compensation
expense determined under fair-value-based methods
for all awards, net of related tax effects                        416              590               736
--------------------------------------------------------------------------------------------------------
Pro forma net income                                      $     9,189      $     5,636       $     6,812
========================================================================================================

Earnings per share
       Basic                 As reported                  $      0.63      $      0.41       $      0.50
                             Pro forma                           0.60             0.37              0.46

       Diluted               As reported                  $      0.62      $      0.41       $      0.50
                             Pro forma                           0.60             0.37              0.46

         The Company used the Black-Scholes option pricing model to calculate the fair value of stock options at the grant date. See Note 14 for assumptions used.

EARNINGS PER SHARE

         The presentation of earnings per share ("EPS") requires a reconciliation of the numerators and denominators used in basic and diluted EPS calculations. The numerator, net income, is identical in both calculations. The following table presents a reconciliation of the weighted average shares outstanding used in EPS calculations for each of fiscal 2002, 2001 and 2000:

                                      Fiscal 2002            Fiscal 2001            Fiscal 2000
                                  -------------------    -------------------    -------------------
                                    Shares       EPS       Shares       EPS       Shares       EPS
---------------------------------------------------------------------------------------------------
Basic Calculation                 15,192,471   $ 0.63    15,200,154   $ 0.41    14,952,985   $ 0.50
Effect of dilutive shares -
  Restricted Shares                  103,274                 13,991                     --
  Options                             98,486                     --                     --
---------------------------------------------------------------------------------------------------
Diluted Calculation               15,394,231   $ 0.62    15,214,145   $ 0.41    14,952,985   $ 0.50
===================================================================================================

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

         Options to purchase shares with exercise prices greater than average market price were excluded from the above table for fiscal 2002, 2001 and 2000 in the approximate amounts of 620,000, 908,000 and 1,206,000, respectively, as they would have been antidilutive.

FUTURE ACCOUNTING CHANGES

         In December, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 presents additional alternatives for transitioning to the fair-value method of accounting for stock-based compensation, prescribes the format to be used for pro forma disclosures and requires the inclusion of similar pro forma disclosures in interim financial statements. The provisions of SFAS No. 148 are effective for the Company in fiscal 2003. The Company has not yet determined the impact adoption of SFAS No. 148 will have on its financial position or results of operations. In accordance with SFAS No. 148, the Company will include these disclosures in its quarterly financial statements beginning May 3, 2003. The planned implementation of SFAS No. 148 does not impact the Company's accounting for stock-based employee compensation or its consolidated financial results at this time as the Company has not changed to the fair-value-based method of accounting for stock-based employee compensation.

         In January, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation 46"), to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. Interpretation 46 requires the consolidation of a variable interest entity (including a special purpose entity such as that utilized in an accounts receivable securitization transaction) by a company that bears the majority of the risk of loss from the variable interest entity's activities and/or is entitled to receive a majority of the variable interest entity's residual returns. The provisions of Interpretation 46 are required to be adopted by the Company in fiscal 2003. The Company does not believe adoption of Interpretation 46 will have a material impact on its overall financial position or results of operations as any special purpose entities qualifying for accounting treatment under SFAS No. 140 (such as the Company's special purpose entity used for sales of accounts receivable--see
Note 8) are not subject to Interpretation 46.

         In November 2002, the Emerging Issues Task Force issued Consensus No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), which is effective prospectively for all vendor arrangements entered into after December 31, 2002. EITF 02-16 requires that consideration received from a vendor be considered a reduction of the prices of vendor's products and shown as a reduction of cost of sales in the income statement of the customer. If the consideration represents a reimbursement of specific incremental identifiable costs incurred, these amounts should be offset against the related costs with any excess consideration recorded in cost of sales. The Company's current accounting policies are consistent with the provisions of EITF 02-16 and, therefore, adoption of EITF 02-16 did not have a material impact on the Company's financial position or results of operations in fiscal 2002 and the Company does not expect that EITF 02-16 will have a material impact on the Company's financial position or results of operations in fiscal 2003.

                        2. GOODWILL AND INTANGIBLE ASSETS

         Effective at the beginning of fiscal 2002, the Company adopted the FASB SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Upon adoption of SFAS No. 142, goodwill amortization ceased. Goodwill is now subject to fair-value based impairment tests performed, at a minimum, on an annual basis. In addition, a transitional goodwill impairment test was required as of the adoption date.

         The Company had $2,965 in net goodwill recorded in its consolidated balance sheet at the beginning of fiscal 2002. The Company completed the required transitional goodwill impairment test in the first quarter of fiscal 2002, and determined that its goodwill was not impaired. During fiscal 2002,

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

no goodwill amortization was recorded, no additional goodwill was acquired, no impairment losses were recognized and no goodwill was disposed of through sale of a business unit.

         SFAS No. 142 requires the presentation of net income and related earnings per share data adjusted for the effect of goodwill amortization. To illustrate the impact of goodwill amortization on results of the prior year periods, the following table provides adjusted net income and earnings per share:

                                                          Fiscal Year Ended
                                          ------------------------------------------------
                                           February 1,      February 2,      February 3,
                                              2003             2002             2001
                                          ------------------------------------------------
Reported net income                          $ 9,605          $ 6,226          $ 7,548
Add back: Goodwill amortization                    -              234              234
--------------------------------------------------------------------------------------
Adjusted net income                          $ 9,605          $ 6,460          $ 7,782
======================================================================================

Per share amounts -
BASIC:
Reported net income                          $  0.63          $  0.41          $  0.50
Add back: Goodwill amortization                    -             0.02             0.02
--------------------------------------------------------------------------------------
Adjusted net income                          $  0.63          $  0.43          $  0.52
======================================================================================

DILUTED:
Reported net income                          $  0.62          $  0.41          $  0.50
Add back: Goodwill amortization                    -             0.01             0.02
--------------------------------------------------------------------------------------
Adjusted net income                          $  0.62          $  0.42          $  0.52
======================================================================================

         SFAS No. 142 also requires disclosure of intangible assets that are subject to amortization. As of February 1, 2003 and February 2, 2002, the Company reported the following lease-related interests classified as intangible assets:

                                                              February 1,     February 2,
                                                                 2003            2002
-----------------------------------------------------------------------------------------
Intangible assets - leases                                     $  10,828       $  10,828
Less: Accumulated amortization                                     4,282           3,794
----------------------------------------------------------------------------------------
             Net                                               $   6,546       $   7,034
========================================================================================

         These lease interests relate to below-market-rate leases purchased in store acquisitions completed in fiscal 1992 through 1999, which were adjusted to reflect fair market value. These leases have average lives of twenty-five years. Amortization of $488 and $489 was recorded on these intangible assets during fiscal 2002 and 2001, respectively. The Company anticipates amortization on these intangible assets of approximately $389, $423, $493, $491 and $470 for fiscal 2003, 2004, 2005, 2006 and 2007, respectively.

                         3. LONG-LIVED ASSET IMPAIRMENT

         In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-lived Assets" ("SFAS No. 144"), which supersedes SFAS No. 121. SFAS No. 144, effective for fiscal 2002, retains provisions of SFAS No. 121 regarding recognition and measurement of long-lived asset

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

impairment. SFAS No. 144 supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for segments of a business to be disposed of. SFAS No. 144 retains the SFAS No. 121 requirement to recognize an impairment loss only if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and the fair value of the asset.

         In fiscal 2002, the Company evaluated the recoverability of its long-lived assets. This evaluation measured the fair value of the assets by comparing estimated future cash flows for individual store locations to their carrying values. As a result of the evaluation, an impairment loss of approximately $2,000 was recorded in depreciation and amortization expense.

                         4. EXIT OR DISPOSAL ACTIVITIES

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") set forth in EITF Issue No. 94-3. The scope of SFAS No. 146 also includes: (1) costs related to terminating a contract that is not a capital lease, and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 was effective for exit or disposal activities that were initiated after December 31, 2002.

         In October 2002, the Company announced it would close its York, Pennsylvania distribution operations in April 2003 and that all merchandise processing functions would be consolidated into the Company's existing Allentown, Pennsylvania distribution center. In addition, the Company announced it would close its Red Bank, New Jersey store in January 2003. The Company elected to adopt SFAS No. 146 early for these exit activities and, accordingly, in fiscal 2002 recorded a charge of $696 relating to the closures, which is included within selling, general and administrative expense. This expense relates primarily to termination benefits for affected associates and other costs to consolidate the distribution centers. Termination benefits for the distribution center will be paid as operations are discontinued, but only if employees render service through the scheduled closing date.

         Following is a reconciliation of accruals related to fiscal 2002 distribution center and store closures:

                                                                              February 1,
                                                Fiscal 2002    Fiscal 2002       2003
                                                 Provision       Payments       Balance
-----------------------------------------------------------------------------------------
Termination benefits                              $   346        $  (126)       $   220
Other closing costs                                   350            (95)           255
---------------------------------------------------------------------------------------
Total                                             $   696        $  (221)       $   475
=======================================================================================

         Total closing costs were estimated at $802, with $452 for termination benefits and $350 for other costs. The termination benefits are being recognized ratably over the future service period: $346 was expensed in fiscal 2002 and $106 will be expensed in fiscal 2003.

         The Company had operating lease agreements for these locations. The operating lease agreement for the Red Bank location expired at the end of January 2003, after which time the Company had no further obligation. When the Company discontinues distribution center operations, the remaining distribution center rental obligation through lease expiration in December 2020 will be $9,782. The

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

Company will continue to utilize a portion of this facility for its data processing operations center and intends to sublet the remaining space. The Company anticipates that the fair market value of any sublet income will equal or exceed its remaining rent obligation.

                                     5. DEBT

         Debt consisted of the following:

                                                                                        February 1,    February 2,
                                                                                           2003           2002
------------------------------------------------------------------------------------------------------------------
Revolving credit agreement - principal payable April 15, 2004;
  interest payable periodically at varying rates (3.05% for fiscal 2002)                 $  40,200      $  42,500
Mortgage notes payable - principal payable in varying monthly installments
  through June 2016; interest 9.62%; secured by land and buildings                          19,209         19,855
Mortgage notes payable - principal payable February 1, 2012; interest payable
  monthly at various rates; secured by a building                                            4,500          4,500
Mortgage note payable - principal payable January 1, 2011; interest payable
  monthly at 5.00% beginning February 1, 2006; secured by a building and fixtures            1,000          1,000
-----------------------------------------------------------------------------------------------------------------
Total debt                                                                                  64,909         67,855
Less: current maturities                                                                       715            646
-----------------------------------------------------------------------------------------------------------------
Long-term debt                                                                           $  64,194      $  67,209
=================================================================================================================

         In December 2001, the Company amended its revolving credit facility ("Credit Facility") agreement to reduce the line of credit from $200,000 to $175,000.

         The Credit Facility provides a formula for borrowing availability, with selective elements, determined upon eligible inventory and selected fixed assets and real estate, up to an aggregate principal amount of $175,000. As of February 1, 2003, the Company had borrowings of $40,200 and letter-of-credit commitments of $11,466, with $43,053 of additional borrowing availability remaining under the Credit Facility. The interest charged under this agreement, based on LIBOR or an index rate plus an applicable margin, is determined by a formula based on the Company's interest coverage ratio (defined as the ratio of earnings before interest, taxes, depreciation and amortization to interest expense).

         The Company entered into a loan agreement with the City of Scranton, Pennsylvania on July 5, 2000. The loan provided $1,000 to be used in certain store renovations. The agreement provides for interest payments beginning February 1, 2006 at a rate of 5.0% per annum. The principal balance is to be paid in full by January 1, 2011.

         Several of the Company's loan agreements contain restrictive covenants, including a minimum trade support ratio; a minimum fixed charge ratio; and limitations on dividends, additional incurrence of debt and capital expenditures. The Company was in compliance with each of these covenants during fiscal 2002.

         The fair value of the Company's debt, excluding interest rate swaps, was estimated at $67,676 and $70,087 on February 1, 2003 and February 2, 2002, respectively, and is based on an estimate of rates available to the Company for debt with similar features.

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

         Debt maturities by fiscal year as of February 1, 2003, are as follows:

2003                                                               $     715
2004                                                                  40,991
2005                                                                     876
2006                                                                     970
2007                                                                   1,073
2008 and thereafter                                                   20,284
----------------------------------------------------------------------------
                                                                   $  64,909
============================================================================

                          6. INTEREST RATE DERIVATIVES

         The Company maintains an interest rate swap portfolio that allows the Company to convert variable rates under its credit facilities to fixed rates. The following table indicates the notional amounts as of February 1, 2003 and February 2, 2002 and the range of interest rates paid and received by the Company during the respective fiscal years:

                                            February 1,    February 2,
                                               2003           2002
------------------------------------------------------------------------
Fixed swaps (notional amount)                 $110,000       $110,000
Range of receive rate                       1.76%-2.21%    2.21%-6.74%
Range of pay rate                           5.43%-5.88%    5.43%-5.88%

         The interest rate swap agreements will expire on various dates from June 2, 2003 to February 6, 2006. The net income or expense from the exchange of interest rate payments is included in interest expense. The estimated fair value of the interest rate swap agreements, based on dealer quotes, at February 1, 2003 and February 2, 2002, was an unrealized loss of $4,940 and $4,311, respectively, and represents the amount the Company would pay if the agreements were terminated as of said dates.

         On February 5, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133." SFAS No. 133 requires the transition adjustment, net of tax effect, resulting from adopting these Statements to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. In the first quarter of fiscal 2001, a $426 net-of-tax loss transition adjustment was recorded in accumulated other comprehensive income as a result of recognizing at fair value all derivatives designated as cash flow hedging instruments.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         The Company recognizes all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, the Company generally designates the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"). Changes in the fair value of a derivative that is designated as, and meets all required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. The portion of the change in fair value of a derivative associated with hedge ineffectiveness or the component of a derivative instrument excluded from the assessment of hedge effectiveness is recorded in current earnings. Also, changes in the entire fair value of a derivative that is not designated as a hedge are recorded in earnings. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

transactions. This process includes relating all derivatives that are designated as cash flow hedges to specific balance sheet liabilities.

         The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively for the respective derivative.

DEBT PORTFOLIO MANAGEMENT

         It is the policy of the Company to identify on a continuing basis the need for debt capital and evaluate financial risks inherent in funding the Company with debt capital. Reflecting the result of this ongoing review, the debt portfolio and hedging program of the Company is managed to (1) reduce funding risk with respect to borrowings made or to be made by the Company to preserve the Company's access to debt capital and provide debt capital as required for funding and liquidity purposes, and (2) reduce the aggregate interest rate risk of the debt portfolio in accordance with certain debt management parameters. The Company enters into interest rate swap agreements to change the fixed/variable interest rate mix of the debt portfolio in order to maintain the percentage of fixed-rate and variable-rate debt within parameters set by management. In accordance with these parameters, swap agreements are used to reduce interest rate risks and costs inherent in the Company's debt portfolio. The Company currently has interest rate swap contracts outstanding to effectively convert variable-rate debt to fixed-rate debt. These contracts entail the exchange of fixed-rate and floating-rate interest payments periodically over the agreement life.

CASH FLOW HEDGES

         Changes in the fair value of derivatives qualifying as cash flow hedges are reported in accumulated other comprehensive income. Gains and losses are reclassified into earnings as the underlying hedged item affects earnings, such as when quarterly settlements are made on the hedged forecasted transaction.

         In fiscal 2002, the Company discontinued cash flow hedge accounting for $40,000 of the above-disclosed interest rate swaps. As these swaps were no longer considered highly effective under SFAS 133, they are being marked-to-market through earnings each reporting period. For fiscal 2002, a reduction in interest expense of $225 was recorded related to the mark-to-market adjustment for these swaps. In addition, $1,672 related to these swaps was released from accumulated other comprehensive income to interest expense during fiscal 2002.

         Interest expense for fiscal 2002 and 2001 includes net losses related to hedge ineffectiveness of $1,395 and $543, respectively. As of February 1, 2003, the Company reflected accrued expenses of $3,040 and other long-term liabilities of $1,900 to recognize the fair value of its interest rate swaps. All charges recorded in fiscal 2002 and 2001 pursuant to SFAS No. 133 are considered non-cash items for Consolidated Statement of Cash Flows purposes.

         As of February 1, 2003, it is expected that approximately $689 of net-of-tax losses in accumulated other comprehensive income will be reclassified into earnings within the next twelve months. As of February 1, 2003, the maximum time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is thirty-six months.

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                7. INTEREST COSTS

         Interest and debt costs were:

                                                        Fiscal Year Ended
-------------------------------------------------------------------------------------
                                            February 1,    February 2,    February 3,
                                               2003           2002           2001
-------------------------------------------------------------------------------------
Interest costs incurred                      $  8,821       $  9,732       $  11,284
Interest income                                   (87)          (149)           (255)
Capitalized interest, net                          (3)           (25)           (123)
------------------------------------------------------------------------------------

Interest expense, net                        $  8,731       $  9,558       $  10,906
====================================================================================

Interest paid                                $  8,029       $  8,244       $  11,698
====================================================================================

                             8. SALE OF RECEIVABLES

         The Company securitizes its proprietary credit card portfolio through an accounts receivable facility (the "Facility"). The securitization agreement was amended and restated in January 2003 to extend the term of the Facility through January 2004, and contains modified pricing, a fixed charge covenant and an increase in subordinated interest requirements. Substantially all other terms and conditions of the original agreement remain unchanged.

         Under the securitization agreement, which is contingent upon receivables meeting certain performance criteria, the Company has the option to sell through The Bon-Ton Receivables Partnership, LP ("BTRLP"), a wholly-owned subsidiary of the Company and qualifying special purpose entity under SFAS No. 140, up to $150,000 of an undivided percentage interest in the receivables on a limited recourse basis. In connection with the securitization agreement, the Company retains servicing responsibilities, subordinated interests and an interest-only strip, all of which are retained interests in the securitized receivables. The Company retains annual servicing fees of 2.0% of the outstanding balance and rights to future cash flows arising after investors in the securitization have received the return for which they contracted. The investors have no recourse to the Company's other assets for failure of debtors to pay when due. The Company's retained interests are subordinate to the investors' interests. The value of the retained interest is subject to credit, prepayment and interest rate risks. The Company does not recognize a servicing asset or liability, as the amount received for servicing the receivables is a reasonable approximation of market rates and servicing costs.

         As of February 1, 2003 and February 2, 2002, credit card receivables were sold under the securitization agreement in the amount of $145,000 and $150,000, respectively, and the Company had subordinated interests of $44,520 and $29,816, respectively, related to the amounts sold that were included in the accompanying Consolidated Balance Sheets as trade and other accounts receivable. The Company accounts for its subordinated interest in the receivables in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company has not recognized any unrealized gains or losses on its subordinated interest, as the current carrying value of customer revolving charge accounts receivable is a reasonable estimate of fair value and average interest rates approximate current market origination rates. Subordinated interests as of February 1, 2003 and February 2, 2002 included restricted cash of $6,222 and $2,355, respectively, required based upon the terms of the Company's accounts receivable facility agreement.

         New receivables are sold on a continual basis to replenish each investor's respective level of participation in receivables that have been repaid by credit card holders.

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

         During fiscal 2002, 2001 and 2000, the Company recognized securitization income of $8,860, $5,613 and $2,721, respectively, on securitization of credit card loans. This income is reported as a component of selling, general and administrative expenses.

         Key economic assumptions used in measuring retained interests during the year were as follows:

                                                            Fiscal Year Ended
----------------------------------------------------------------------------------------
                                                   February 1, 2003    February 2, 2002
----------------------------------------------------------------------------------------
Yield on credit cards                                16.5% - 16.7%       16.8% - 17.3%
Payment rate                                         19.2% - 19.6%       18.8% - 19.3%
Interest rate on variable funding                             4.0%        4.4% -  6.4%
Net charge-off rate                                   6.6% -  7.3%        7.4% -  8.5%
Residual cash flows discount rate                             8.0%        8.0% - 12.0%

         The interest-only strip was recorded at its fair value of $1,111 and $1,109 at February 1, 2003 and February 2, 2002, respectively, and is included in trade and other accounts receivable on the Consolidated Balance Sheets. The following table shows key economic assumptions used in measuring the interest-only strip for fiscal 2002. The table also displays the sensitivity of the current fair value of residual cash flows in fiscal 2002 to immediate 10% and 20% adverse changes in assumptions:

                                                                     Decrease in Value
                                                                      Due to Adverse
                                                                          Changes
----------------------------------------------------------------------------------------
                                                     Assumptions       10%       20%
----------------------------------------------------------------------------------------
Yield (annual rate)                                     16.5%        $  596    $ 1,193
Payment rate                                            19.6%           110        221
Interest rate on variable and adjusted contracts         4.0%           146        291
Net charge-off rate                                      7.3%           267        534
Residual cash flows discount rate (annual rate)          8.0%             2          4

         These sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10% variation in an assumption generally cannot be extrapolated because the relationship of the change in an assumption to the change in fair value may not be linear. Also, in this table the effect of a variation in a particular assumption on the fair value of retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

         The Company retained net proceeds from servicing fees, which it reported as a component of selling, general and administrative expenses, of $2,890, $2,854 and $2,742 for fiscal 2002, 2001 and 2000, respectively. As of
February 1, 2003, $5,185 of the total managed credit card receivables were 61 days or more past due. Net credit losses on the total managed credit card receivables were $7,364, $7,813 and $6,827 for fiscal 2002, 2001 and 2000, respectively.

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                       9. PROPERTY, FIXTURES AND EQUIPMENT

         As of February 1, 2003 and February 2, 2002, property, fixtures and equipment and related accumulated depreciation and amortization consisted of:

                                                              February 1,    February 2,
                                                                 2003           2002
----------------------------------------------------------------------------------------
Land and improvements                                         $    2,801     $    2,801
Buildings and leasehold improvements                             147,746        144,715
Furniture and equipment                                          130,627        125,020
Buildings under capital leases                                     2,910          5,052
---------------------------------------------------------------------------------------
                                                                 284,084        277,588
Less: Accumulated depreciation and amortization                  147,883        133,704
---------------------------------------------------------------------------------------
Net property, fixtures and equipment                          $  136,201     $  143,884
=======================================================================================

         Property, fixtures and equipment with a net depreciated cost of approximately $24,063 and $25,303 were pledged as collateral for secured loans at February 1, 2003 and February 2, 2002, respectively.

                        10. COMMITMENTS AND CONTINGENCIES

LEASES

         The Company is obligated under capital and operating leases for a major portion of its store properties. Certain leases provide for additional rental payments based on a percentage of sales in excess of a specified base (contingent rentals) and for payment by the Company of operating costs (taxes, maintenance and insurance). Also, selling space has been leased to other retailers in many of the Company's facilities.

         At February 1, 2003, future minimum lease payments under operating leases and the present value of net minimum lease payments under capital leases are as follows:

    Fiscal Year                                               Capital Leases     Operating Leases
--------------------------------------------------------------------------------------------------
2003                                                              $    300          $   20,996
2004                                                                   300              20,664
2005                                                                   200              19,138
2006                                                                    --              15,331
2007                                                                    --              12,689
2008 and thereafter                                                     --              68,491
--------------------------------------------------------------------------------------------------

      Total net minimum rentals                                   $    800          $  157,309
--------------------------------------------------------------------------------------------------

      Less: Amount representing interest                                82
--------------------------------------------------------------------------------------------------

  Present value of net minimum lease payments, of
    which $250 is due within one year                             $    718
--------------------------------------------------------------------------------------------------

         Minimum rental commitments under operating leases are reflected without reduction for rental income due in future years under noncancellable subleases since amounts are immaterial. Some of the store leases contain renewal options ranging from five to thirty-five years. Included in the minimum

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

lease payments under operating leases are leased vehicles, copiers, fax machines, computer equipment, and a related-party commitment with an entity related to the Company's majority shareholder of $224 for each of fiscal 2003 through 2005 and $112 for fiscal 2006.

         Rental expense consisted of the following:

                                                                       Fiscal Year Ended
----------------------------------------------------------------------------------------------------
                                                            February 1,   February 2,   February 3,
                                                               2003          2002          2001
----------------------------------------------------------------------------------------------------
Operating leases:
  Buildings:
    Minimum rentals                                          $  20,377     $  19,960     $  18,667
    Contingent rentals                                           2,383         2,067         2,358
  Fixtures and equipment                                           669         1,403         2,094
  Contingent rentals on capital leases                              40           320           397
--------------------------------------------------------------------------------------------------
      Totals                                                 $  23,469     $  23,750     $  23,516
==================================================================================================

CONTINGENCIES

         The Company is party to legal proceedings and claims that arise during the ordinary course of business. In the opinion of management, the ultimate outcome of all such litigation and claims will not have a material adverse effect on the Company's financial position or results of operations.

                            11. SHAREHOLDERS' EQUITY

         The Company's capital structure consists of Common Stock with one vote per share and Class A Common Stock with ten votes per share. Transfers of the Company's Class A Common Stock are restricted. Upon sale or transfer of ownership or voting rights of Class A Common Stock to other than permitted transferees, as defined, such shares will convert to an equal number of Common Stock shares. Additionally, the Company authorized 5,000,000 shares of preferred stock; however, no preferred shares were issued.

                                12. INCOME TAXES

         The Company accounts for income taxes according to SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using applicable current marginal tax rates.

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

         Components of the income tax provision are as follows:

                                                 Fiscal Year Ended
------------------------------------------------------------------------------
                                    February 1,    February 2,     February 3,
                                       2003           2002             2001
------------------------------------------------------------------------------
Current:
   Federal                           $   3,128      $   8,975       $   7,296
   State                                   350            644             243
-----------------------------------------------------------------------------
Total current                            3,478          9,619           7,539

Deferred:
   Federal                               2,133         (5,416)         (2,759)
   State                                   153           (387)           (158)
-----------------------------------------------------------------------------
Total deferred                           2,286         (5,803)         (2,917)

-----------------------------------------------------------------------------
Income tax expense                   $   5,764      $   3,816       $   4,622
=============================================================================

         Components of gross deferred tax assets and liabilities were comprised of the following:

                                                      February 1,    February 2,
                                                         2003           2002
---------------------------------------------------------------------------------
Deferred tax assets:
       Accrued expenses                                $   3,912      $   4,919
       Restricted shares and options                         153            238
       Bad debt reserve                                      805          1,053
       Sale and leaseback                                    929            992
       CEO retirement                                         --            403
       Asset write-down                                    1,112            724
       Inventory                                              --          1,673
       SFAS No. 133 - Interest rate swaps                  1,852          1,617
       Other                                                 331             --
-------------------------------------------------------------------------------
       Total gross deferred tax assets                 $   9,094      $  11,619
===============================================================================

Deferred tax liabilities:
       Fixed assets                                    $     748      $     823
       Inventory                                             143             --
       Other                                               1,018            684
-------------------------------------------------------------------------------
       Total gross deferred tax liabilities            $   1,909      $   1,507
===============================================================================

         As of February 1, 2003 and February 2, 2002, no deferred tax assets had associated valuation allowances, since the Company believes these tax benefits are realizable through reversal of existing deferred tax liabilities, tax carry-back availability and future taxable income.

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

         A reconciliation of the statutory federal income tax rate to the effective tax rate is presented below:

                                                              Fiscal Year Ended
-------------------------------------------------------------------------------------------
                                                  February 1,    February 2,   February 3,
                                                     2003           2002          2001
-------------------------------------------------------------------------------------------
Tax at statutory rate                                35.0%          35.0%         35.0%
State income taxes, net of
  federal benefit                                     2.5            2.6           2.0
Other, net                                             --            0.4           1.0
--------------------------------------------------------------------------------------
       Total                                         37.5%          38.0%         38.0%
======================================================================================

         In fiscal 2002, 2001 and 2000, the Company made income tax payments (net of refunds) of $9,430, $6,963 and $7,232, respectively.

                           13. EMPLOYEE BENEFIT PLANS

         The Company provides eligible employees with retirement benefits under a 401(k) salary reduction and profit sharing plan (the "Plan"). Employees are eligible to participate in the Plan after they reach the age of 21, complete one year of service and work at least 1,000 hours in any calendar year. Under the 401(k) provisions of the Plan, the majority of eligible employees may contribute up to 15% of their compensation to the Plan. Company matching contributions, not to exceed 5% of eligible employees' compensation, are at the discretion of the Company's Board of Directors. Company matching contributions under the 401(k) provisions of the Plan become fully vested for eligible employees after three years of service. Contributions to the Plan under the profit sharing provisions are at the discretion of the Company's Board of Directors. These profit sharing contributions become fully vested after five years of service. The Company's fiscal 2002, 2001 and 2000 expense under the Plan was $2,545, $2,200 and $2,200, respectively.

                              14. STOCK AWARD PLANS

         The Company's Amended and Restated 1991 Stock Option and Restricted Stock Plan ("1991 Stock Plan"), as amended through June 17, 1997, provided for the granting of the following options and awards to certain associates, officers, directors, consultants and advisors: Common Stock options, performance-based Common Stock options as part of a long-term incentive plan for selected officers, and Common Stock awards subject to substantial risk of forfeiture ("Restricted Shares"). A maximum of 1,900,000 shares could have been granted under the 1991 Stock Plan. Options granted under the 1991 Stock Plan were generally issued at the market price of the Company's stock on the date of grant, vested over three to five years and had a ten-year term. No options or awards may be granted under the 1991 Stock Plan after September 30, 2001.

         In addition to the 1991 Stock Plan, during 1991 the Board of Directors approved a Phantom Equity Replacement Plan ("Replacement Plan") to replace the Company's previous deferred compensation arrangement that was structured as a phantom stock program. Grants under the Replacement Plan vested over approximately one to six years and have a thirty-year term. No options or awards may be granted from the 1991 Replacement Plan after December 31, 1991. As of February 1, 2003, options for 42,598 shares remain outstanding at an exercise price of $3.25 with a remaining contractual life of six years (all such shares are exercisable as of February 1, 2003).

         The Company amended its Management Incentive Plan ("MIP Plan") in 1997 to provide, at the election of each participant, for bonus awards to be received in vested Restricted Shares in lieu of cash

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

on the satisfaction of applicable performance goals. The maximum number of shares to be granted under the MIP Plan was 300,000, with no shares to be granted after July 1998.

         In 1998, the Company implemented The Bon-Ton Stores, Inc. Performance Based Stock Incentive Plan ("Stock Incentive Plan") for Heywood Wilansky, former president and chief executive officer. The Stock Incentive Plan provided performance-based compensation to Mr. Wilansky in the form of stock bonuses granted in connection with services provided. In fiscal 1998, 250,000 Restricted Shares and options to purchase 250,000 shares with an exercise price of $8.00 per share were issued under the Stock Incentive Plan. During fiscal 2000, 250,000 Restricted Shares vested and 250,000 options were forfeited due to the early retirement of Heywood Wilansky (see Note 16). No shares remain in the plan.

         The Company implemented the 2000 Stock Incentive Plan ("2000 Stock Plan") during fiscal 2000. The 2000 Stock Plan provides for the granting of Common Stock options and Restricted Shares to certain associates, officers, directors, consultants and advisors. A maximum of 400,000 shares may be granted under the 2000 Stock Plan. No options or awards may be granted under the 2000 Stock Plan after March 2, 2010. During fiscal 2001, options for 100,000 shares were granted under the 2000 Stock Plan. As of February 1, 2003, options for 100,000 shares remain outstanding at an exercise price of $2.39 with a remaining contractual life of nine years (33,334 of these shares are exercisable as of February 1, 2003). No Restricted Shares were granted under the 2000 Stock Plan as of February 1, 2003.

         The Company used the Black-Scholes option pricing model to calculate the fair value of the stock options at the grant date. The following assumptions were used:

                                                                 Fiscal Year Ended
-----------------------------------------------------------------------------------------------
                                                      February 1,   February 2,   February 3,
                                                         2003          2002          2001
-----------------------------------------------------------------------------------------------
Expected option term in years                             7.7           7.8           6.0
Stock price volatility factor                            68.9%         70.4%         88.0%
Dividend yield                                            0.0%          0.0%          0.0%
Risk-free interest rate                                   3.7%          4.7%          6.6%

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

         A summary of the options and restricted shares under the 1991 Stock Plan follows:

                                                                 Performance-Based       Restricted
                                     Common Stock Options            Options               Shares
                                   ------------------------   -----------------------    -----------
                                                   Weighted                 Weighted
                                      Number       Average     Number of    Average       Number of
                                    of Options      Price       Options      Price          Shares
                                   -----------------------------------------------------------------
FISCAL 2000
January 29, 2000                     982,030       $   8.20     167,100     $   7.25       123,333
  Granted                             10,500       $   3.29          --           --            --
  Transferred                         83,550       $   7.25     (83,550)    $   7.25            --
  Exercised                               --             --          --           --       (83,333)
  Forfeited                         (319,533)      $   8.64     (83,550)    $   7.25       (30,000)
--------------------------------------------------------------------------------------------------
February 3, 2001                     756,547       $   7.93          --           --        10,000
--------------------------------------------------------------------------------------------------

Options exercisable at
  February 3, 2001                   562,588       $   8.39          --           --            --
Weighted average fair value of
options granted during fiscal
2000                                               $   2.55                       --

--------------------------------------------------------------------------------------------------
FISCAL 2001
  Granted                            212,084       $   2.94          --           --       275,652
  Transferred                             --             --          --           --           ---
  Exercised                               --             --          --           --      (128,617)
  Forfeited                         (131,033)      $  10.49          --           --        (7,000)
--------------------------------------------------------------------------------------------------
February 2, 2002                     837,598       $   6.27          --           --       150,035
--------------------------------------------------------------------------------------------------
Options exercisable at
  February 2, 2002                   578,848       $   7.42          --           --            --
Weighted average fair value of
options granted during fiscal
2001                                               $   2.15                       --

--------------------------------------------------------------------------------------------------
FISCAL 2002
  Granted                                 --             --          --           --            --
  Transferred                             --             --          --           --            --
  Exercised                               --             --          --           --       (27,685)
  Forfeited                          (38,750)      $   3.77          --           --        (3,333)
--------------------------------------------------------------------------------------------------
February 1, 2003                     798,848       $   3.77          --           --       119,017
==================================================================================================

Options exercisable at
February 1, 2003                     640,098       $   7.24          --           --            --
Weighted average fair value of
options granted during fiscal
2002                                                     --                       --

         The exercised Restricted Shares in the above summary represent shares for which the restrictions have lapsed.

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

         The range of exercise prices for the 1991 Stock Plan options outstanding as of February 1, 2003 follows:

                                     Options Outstanding                  Options Exercisable
                         -------------------------------------------  ---------------------------
                                           Weighted        Weighted                     Weighted
                             Number         Average         Average        Number        Average
  Range of                Outstanding      Remaining       Exercise    Exercisable at   Exercise
Exercise Prices            at 2/1/03    Contractual Life     Price         2/1/03         Price
-------------------------------------------------------------------------------------------------
$ 2.94                      173,584         8.1 years       $ 2.94          16,500       $ 2.94
$ 3.19 - $ 7.13             409,598         5.2 years       $ 5.91         407,932       $ 5.92
$ 7.25 - $11.25             145,266         3.2 years       $ 8.02         145,266       $ 8.02
$13.25 - $17.00              70,400         5.1 years       $14.28          70,400       $14.28
-------------------------------------------------------------------------------------------------
  Total                     798,848                                        640,098
==================================================================================================

         A summary of the Replacement Plan follows:

                                                                  Discount    Non-Discount
                                                                  Options       Options
-------------------------------------------------------------------------------------------
Exercise Price                                                    $  3.25     $   13.00
---------------------------------------------------------------------------------------

FISCAL 2000
  January 29, 2000                                                 49,189        37,552
  Exercised                                                            --            --
  Forfeited                                                            --        (8,650)
---------------------------------------------------------------------------------------
  February 3, 2001                                                 49,189        28,902
---------------------------------------------------------------------------------------

FISCAL 2001
  Exercised                                                            --            --
  Forfeited                                                        (6,591)      (28,902)
---------------------------------------------------------------------------------------
  February 2, 2002                                                 42,598            --
---------------------------------------------------------------------------------------

FISCAL 2002
  Exercised                                                            --            --
  Forfeited                                                            --            --
---------------------------------------------------------------------------------------
  February 1, 2003                                                 42,598            --
=======================================================================================

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

         A summary of the Management Incentive Plan follows:

                                                          Shares
                                                          ------
FISCAL 2000
  January 29, 2000                                        94,561
  Granted                                                     --
  Restriction lapsed                                     (13,907)
  Forfeited                                              (21,359)
----------------------------------------------------------------
  February 3, 2001                                        59,295
----------------------------------------------------------------

FISCAL 2001
  Granted                                                     --
  Restriction lapsed                                     (12,471)
  Forfeited                                              (10,212)
----------------------------------------------------------------
  February 2, 2002                                        36,612
----------------------------------------------------------------

FISCAL 2002
  Granted                                                     --
  Restriction lapsed                                      (6,762)
  Forfeited                                               (3,323)
----------------------------------------------------------------
  February 1, 2003                                        26,527
================================================================

         Forfeiture of options and shares in the above plans resulted primarily from employment termination and voluntary forfeitures.

         Amortization of restricted stock grants, charged to compensation expense, was $160, $589 and $1,270 in fiscal 2002, 2001 and 2000, respectively.

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                        15. QUARTERLY RESULTS (UNAUDITED)

                                                                      Fiscal Quarter Ended
--------------------------------------------------------------------------------------------------------------
                                                    May 4,         August 3,       November 2,     February 1,
           FISCAL 2002:                              2002            2002             2002            2003
--------------------------------------------------------------------------------------------------------------
Net sales                                       $    150,517     $    153,890     $    167,542    $    241,281
Other income, net                                        534              553              520           1,098
--------------------------------------------------------------------------------------------------------------
                                                     151,051          154,443          168,062         242,379
--------------------------------------------------------------------------------------------------------------

Costs of merchandise sold                            100,397           95,959          104,878         149,584
Selling, general and administrative expenses          50,636           53,733           55,301          60,046
Depreciation and amortization(1)                       5,057            4,847            4,945           6,452
--------------------------------------------------------------------------------------------------------------

Income (loss) from operations                         (5,039)             (96)           2,938          26,297
Interest expense, net                                  1,977            2,399            2,413           1,942
--------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                     (7,016)          (2,495)             525          24,355
Income tax provision (benefit)                        (2,631)            (936)             197           9,134
--------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                               $     (4,385)    $     (1,559)    $        328    $     15,221
==============================================================================================================

PER SHARE AMOUNTS -
BASIC:
Net income (loss)                               $      (0.29)    $      (0.10)    $       0.02    $       1.01
==============================================================================================================

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING         15,283,017       15,237,911       15,180,685      15,068,269

DILUTED:
Net income (loss)                               $      (0.29)    $      (0.10)    $       0.02    $       1.00
==============================================================================================================

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING       15,283,017       15,237,911       15,392,437      15,260,979

(1) In the fiscal quarter ended February 1, 2003, the Company recorded an impairment loss of approximately $2,000 on long-lived assets.

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                 15. QUARTERLY RESULTS (UNAUDITED) - (CONTINUED)

                                                                      Fiscal Quarter Ended
---------------------------------------------------------------------------------------------------------------
                                                    May 5,         August 4,       November 3,      February 2,
FISCAL 2001:                                         2001            2001             2001             2002
---------------------------------------------------------------------------------------------------------------
Net sales                                       $    149,719     $    150,867     $    175,621     $    245,570
Other income, net                                        524              518              466            1,040
---------------------------------------------------------------------------------------------------------------
                                                     150,243          151,385          176,087          246,610
---------------------------------------------------------------------------------------------------------------

Costs of merchandise sold                             98,740           95,637          111,898          153,445
Selling, general and administrative expenses          53,106           54,112           56,656           60,432
Depreciation and amortization (1)                      4,450            4,484            4,908            5,941
Unusual expense                                           --               --              916               --
---------------------------------------------------------------------------------------------------------------

Income (loss) from operations                         (6,053)          (2,848)           1,709           26,792
Interest expense, net                                  1,917            2,175            2,484            2,982
---------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                     (7,970)          (5,023)            (775)          23,810
Income tax provision (benefit)                        (2,989)          (1,884)            (291)           8,980
---------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                               $     (4,981)    $     (3,139)    $       (484)    $     14,830
===============================================================================================================

PER SHARE AMOUNTS -
BASIC:
Net income (loss)                               $      (0.33)    $      (0.21)    $      (0.03)    $       0.97
===============================================================================================================

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING         15,150,307       15,160,684       15,213,869       15,275,755

DILUTED:
Net income (loss)                               $      (0.33)    $      (0.21)    $      (0.03)    $       0.97
===============================================================================================================

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING       15,150,307       15,160,684       15,213,869       15,331,717

(1) In the fiscal quarter ended February 2, 2002, the Company evaluated a store lease renewal option exercisable in January 2003. The Company decided against exercising this lease option and accelerated depreciation of $1,389 on associated assets with lives exceeding the expected lease term.

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                              16. UNUSUAL EXPENSE

         During the third quarter of fiscal 2001, the Company reported $916 in unusual expense relating to a workforce reduction and realignment and elimination of certain senior management positions. As of February 1, 2003, all monies were paid and the remaining accrual was zero.

         During the second quarter of fiscal 2000, the Company reported $6,485 in unusual expense relating to a workforce reduction of 187 corporate and store personnel. The workforce reduction affected 137 employees and eliminated 50 positions. Additionally, the Company announced the early retirement of Heywood Wilansky, former president and chief executive officer, and the realignment and elimination of certain senior management positions. As of February 1, 2003, all monies were paid and the remaining accrual was zero.

         Mr. Wilansky received his base salary (paid in monthly installments) through January 31, 2003, the remainder of his employment term. Mr. Wilansky also received a $170 cash bonus for fiscal 2000. Outstanding options to purchase 435,233 shares of Common Stock were exercisable for a period of ninety days. No options were exercised and all were cancelled. Restricted Shares in the amount of 333,333 shares vested immediately.

                      17. SALE AND LEASEBACK ARRANGEMENTS

         In December 2000, the Company purchased land from the Company's majority shareholder and related parties. The Company then sold the land along with building, leasehold improvements and certain equipment, comprising a department store and a distribution center both located in Pennsylvania, and subsequently leased the facilities back under a twenty-year lease. The lease has been accounted for as an operating lease for financial reporting purposes. Net proceeds of $11,046 were received from the sale, of which $6,023 was used to pay-off related mortgages and the remainder to provide additional working capital. The gain associated with the sale, totaling $418, has been deferred in other long-term liabilities and is being amortized on a straight-line basis over the twenty-year lease term. Payments on the lease during fiscal 2002 were $1,265, which includes the prepayment of February and March 2003.

                             18. STOCK REPURCHASES

         On February 7, 2002, the Company announced a stock repurchase program authorizing the purchase of up to $2,500 of the Company's Common Stock from time to time. During fiscal 2002, the Company purchased 277,000 Common Stock shares at a cost of $1,132. Treasury stock is accounted for by the cost method.

                 SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
                    THE BON-TON STORES, INC. AND SUBSIDIARIES

                                BALANCE AT       CHARGED TO                          BALANCE AT
                                BEGINNING          COSTS                                END
        CLASSIFICATION          OF PERIOD        & EXPENSES         DEDUCTIONS       OF PERIOD
------------------------------------------------------------------------------------------------
YEAR ENDED FEBRUARY 3, 2001:

Allowances for doubtful
  accounts and sales returns    $ 3,167,000    $ 7,797,000(1)    $(6,919,000)(2)    $ 4,045,000

Reserve for facility closing    $   230,000    $        --       $  (140,000)(3)    $    90,000

YEAR ENDED FEBRUARY 2, 2002:

Allowances for doubtful
  accounts and sales returns    $ 4,045,000    $ 8,032,000(1)    $(8,319,000)(2)    $ 3,758,000

Reserve for facility closing    $    90,000    $        --       $    (4,000)(3)    $    86,000

YEAR ENDED FEBRUARY 1, 2003:

Allowances for doubtful
  accounts and sales returns    $ 3,758,000    $ 8,321,000(1)    $(8,539,000)(2)    $ 3,540,000

Reserve for facility closing    $    86,000    $   696,000(4)    $  (244,000)(3)    $   538,000

-------------------
NOTES:

  (1)    Provision for merchandise returns and loss on credit sales.

  (2)    Uncollectible accounts written off, net of recoveries.

  (3)    Facility closing expenses, net of recoveries.

  (4) Fiscal 2002 provision for store closing, as discussed in Note 4 to Consolidated Financial Statements.

                                  EXHIBIT INDEX

Exhibit                                Description

10.12         Second Amended and Restated Receivables Purchase Agreement.

21.           Subsidiaries of the Registrant.

23.1          Consent of KPMG LLP.

23.2 Explanation Concerning Absence of Current Written Consent of Arthur Andersen LLP.

99.1 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.