Form 10-Q
period 2003-05-03
BON TON STORES INC
filed 2003-06-16
CIK 878079

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter ended May 3, 2003                         Commission File Number
                                                                 0-19517

                            THE BON-TON STORES, INC.
                             2801 EAST MARKET STREET
                            YORK, PENNSYLVANIA 17402
                                 (717) 757-7660

INCORPORATED IN PENNSYLVANIA                                IRS NO. 23-2835229

                           ---------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         As of June 10, 2003 there were 12,132,732 shares of Common Stock, $0.01 par value per share, and 2,989,853 shares of Class A Common Stock, $0.01 par value per share, outstanding.

================================================================================

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                              May 3,      February 1,
(In thousands except share and per share data)                                                 2003          2003
--------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                                 $ 11,625      $ 16,796
   Trade and other accounts receivable, net of allowance for doubtful accounts and sales
      returns of $3,126 and $3,540 at May 3, 2003 and February 1, 2003, respectively           44,257        46,735
   Merchandise inventories                                                                    171,896       148,618
   Prepaid expenses and other current assets                                                   14,966        12,958
   Deferred income taxes                                                                        3,172         3,205
-------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                     245,916       228,312
-------------------------------------------------------------------------------------------------------------------
Property, fixtures and equipment at cost,
   less accumulated depreciation and amortization                                             132,552       136,201
Deferred income taxes                                                                           4,185         3,980
Goodwill and intangible assets                                                                  9,414         9,511
Other assets                                                                                    3,880         4,019
-------------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                                            $395,947      $382,023
===================================================================================================================
Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                                                          $ 72,103      $ 53,367
   Accrued payroll and benefits                                                                 9,573        14,037
   Accrued expenses                                                                            19,762        25,546
   Current portion of long-term debt                                                              733           715
   Current portion of obligations under capital leases                                            257           250
   Income taxes payable                                                                         2,377         5,249
-------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                                104,805        99,164
-------------------------------------------------------------------------------------------------------------------
Long-term debt, less current maturities                                                        76,104        64,194
Obligations under capital leases, less current maturities                                         400           468
Other long-term liabilities                                                                     5,476         5,851
-------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                                        186,785       169,677
-------------------------------------------------------------------------------------------------------------------
Shareholders' equity
   Preferred Stock - authorized 5,000,000 shares at $0.01 par value; no shares issued               -             -
   Common Stock - authorized 40,000,000 shares at $0.01 par value; issued and outstanding
     shares of 12,135,332 and 12,220,285 at May 3, 2003 and February 1, 2003, respectively        125           125
   Class A Common Stock - authorized 20,000,000 shares at $0.01 par value; issued and
     outstanding shares of 2,989,853 at May 3, 2003 and February 1, 2003                           30            30
   Treasury stock, at cost - shares of 335,200 and 277,000 at May 3, 2003 and
     February 1, 2003, respectively                                                            (1,375)       (1,132)
   Additional paid-in-capital                                                                 107,361       107,415
   Deferred compensation                                                                         (142)         (222)
   Accumulated other comprehensive income                                                      (1,893)       (1,876)
   Retained earnings                                                                          105,056       108,006
-------------------------------------------------------------------------------------------------------------------
     TOTAL SHAREHOLDERS' EQUITY                                                               209,162       212,346
-------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $395,947      $382,023
===================================================================================================================

  The accompanying notes are an integral part of these consolidated statements.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                       THIRTEEN
                                                                                                      WEEKS ENDED
                                                                                             ----------------------------
(In thousands except share and per share data)                                                   May 3,          May 4,
(Unaudited)                                                                                       2003            2002
-------------------------------------------------------------------------------------------------------------------------
Net sales                                                                                    $   141,111      $   150,517
Other income, net                                                                                    526              534
-------------------------------------------------------------------------------------------------------------------------
                                                                                                 141,637          151,051
-------------------------------------------------------------------------------------------------------------------------

Costs and expenses:
         Costs of merchandise sold                                                                88,927          100,397
         Selling, general and administrative                                                      51,380           50,636
         Depreciation and amortization                                                             4,764            5,057
-------------------------------------------------------------------------------------------------------------------------
Loss from operations                                                                              (3,434)          (5,039)
Interest expense, net                                                                              1,244            1,977
-------------------------------------------------------------------------------------------------------------------------

Loss before income taxes                                                                          (4,678)          (7,016)
Income tax benefit                                                                                (1,730)          (2,631)
-------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                                     $    (2,948)     $    (4,385)
=========================================================================================================================

PER SHARE AMOUNTS --
BASIC:
         Net loss                                                                            $     (0.20)     $     (0.29)
=========================================================================================================================

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                                                     15,033,345       15,283,017

DILUTED:
         Net loss                                                                            $     (0.20)     $     (0.29)
=========================================================================================================================

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                                                   15,033,345       15,283,017

  The accompanying notes are an integral part of these consolidated statements.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    THIRTEEN
                                                                                                   WEEKS ENDED
                                                                                             ----------------------
(In thousands)                                                                                  May 3,      May 4,
(Unaudited)                                                                                      2003        2002
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                     $ (2,948)     $ (4,385)
Adjustments to reconcile net loss to net cash used in
   operating activities:
          Depreciation and amortization                                                         4,764         5,057
          Changes in operating assets and liabilities, net                                    (18,145)      (10,192)
-------------------------------------------------------------------------------------------------------------------
                          Net cash used in operating activities                               (16,329)       (9,520)

CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures, net                                                            (1,031)       (1,191)
-------------------------------------------------------------------------------------------------------------------
                          Net cash used in investing activities                                (1,031)       (1,191)

CASH FLOWS FROM FINANCING ACTIVITIES:
          Payments on long-term debt and capital lease obligations                            (27,133)      (32,512)
          Proceeds from issuance of long-term debt                                             39,000        48,800
          Common shares repurchased                                                              (243)         (178)
          Increase (decrease) in bank overdraft balances, net                                     565        (3,404)
-------------------------------------------------------------------------------------------------------------------
                          Net cash provided by financing activities                            12,189        12,706

                          Net (decrease) increase in cash and cash equivalents                 (5,171)        1,995

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               16,796         9,752
-------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $ 11,625      $ 11,747
===================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION:
          Interest paid                                                                      $  2,069      $  2,144
          Income taxes paid, net of refunds                                                  $  3,049      $ 10,618

  The accompanying notes are an integral part of these consolidated statements.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

         The Bon-Ton Stores, Inc., a Pennsylvania corporation, was incorporated on January 31, 1996 as the successor of a company incorporated on January 31, 1929 and currently operates as one business segment, through its subsidiaries, 72 retail department stores located in Pennsylvania, New York, New Jersey, Maryland, Connecticut, Massachusetts, New Hampshire, Vermont and West Virginia.

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include accounts of The Bon-Ton Stores, Inc. and all of its wholly owned subsidiaries (the "Company"). All intercompany transactions and balances have been eliminated in consolidation.

         The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation of interim periods have been included. The Company's business is seasonal in nature and results of operations for interim periods presented are not necessarily indicative of results for the full fiscal year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2003 (the "2002 Annual Report").

2.       STOCK-BASED COMPENSATION

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

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." No stock-based employee compensation is reflected in net income for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                                              THIRTEEN WEEKS ENDED
                                                                                             ----------------------
                                                                                               May 3,       May 4,
                                                                                               2003          2002
-------------------------------------------------------------------------------------------------------------------
Net loss, as reported                                                                        $(2,948)      $(4,385)
Deduct: Total stock-option-based employee compensation
expense determined under fair-value-based methods
for all awards, net of related tax effects                                                       (83)         (104)
------------------------------------------------------------------------------------------------------------------
Pro forma net loss                                                                           $(3,031)      $(4,489)
==================================================================================================================

Earnings per share

            Basic         As reported                                                        $ (0.20)      $ (0.29)
                          Pro forma                                                            (0.20)        (0.29)

            Diluted       As reported                                                        $ (0.20)      $ (0.29)
                          Pro forma                                                            (0.20)        (0.29)

The Company used the Black-Scholes option pricing model to calculate the fair value of the stock options at the grant date. The following assumptions were used:

                                                                                              THIRTEEN WEEKS ENDED
                                                                                              --------------------
                                                                                              May 3,        May 4,
                                                                                               2003          2002
------------------------------------------------------------------------------------------------------------------
Expected option term in years                                                                  7.7           7.7
Stock price volatility factor                                                                 68.9%         68.9%
Dividend yield                                                                                 0.0%          0.0%
Risk-free interest rate                                                                        3.0%          3.7%

3.       PER SHARE AMOUNTS

         The presentation of earnings per share (EPS) requires a reconciliation of numerators and denominators used in basic and diluted EPS calculations. The numerator, net loss, is identical in both calculations. The following table presents a reconciliation of weighted average shares outstanding for the respective calculations for each period presented on the accompanying consolidated statements of operations:

                                                                                              THIRTEEN WEEKS ENDED
                                                                                             -----------------------
                                                                                              May 3,        May 4,
                                                                                               2003          2002
--------------------------------------------------------------------------------------------------------------------
Basic calculation                                                                           15,033,345    15,283,017
Effect of dilutive shares ---
     Restricted Shares                                                                               -             -
     Options                                                                                         -             -
--------------------------------------------------------------------------------------------------------------------
Diluted calculation                                                                         15,033,345    15,283,017
====================================================================================================================

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

         The following securities were antidilutive and, therefore, were not included in the computation of diluted earnings per share amounts for the periods indicated:

                                                                                              THIRTEEN WEEKS ENDED
                                                                                              ---------------------
                                                                                              May 3,        May 4,
                                                                                               2003          2002
-------------------------------------------------------------------------------------------------------------------
Antidilutive shares ---
     Restricted Shares                                                                        140,000       182,000
     Options                                                                                  948,000       967,000

         Certain securities were excluded from the computation of dilutive shares due to the Company's net loss position in the thirteen weeks ended May 3, 2003 and May 4, 2002. The following table shows the approximate effect of dilutive securities had the Company reported profit for these periods:

                                                                                              THIRTEEN WEEKS ENDED
                                                                                              --------------------
                                                                                              May 3,        May 4,
                                                                                               2003          2002
------------------------------------------------------------------------------------------------------------------
Effect of dilutive securities ---
     Restricted Shares                                                                        96,000        91,000
     Options                                                                                  94,000        86,000

4.       EXIT OR DISPOSAL ACTIVITIES

         In October 2002, the Company announced it would close its York, Pennsylvania distribution operations in April 2003 and that all merchandise processing functions would be consolidated into the Company's existing Allentown, Pennsylvania distribution center. In addition, the Company announced it would close its Red Bank, New Jersey store in January 2003. The closings were completed as scheduled.

         The Company elected early adoption of SFAS No. 146, "Accounting for Exit or Disposal Activities," for these exit activities and, accordingly, recorded charges of $696 in fiscal 2002 relating to the closures. In addition, the Company recorded charges of $42 in the thirteen weeks ended May 3, 2003. All charges were included within selling, general and administrative expense and related primarily to termination benefits for affected associates and other costs to consolidate the distribution centers.

         Total costs relating to the closures are estimated at $738, with $404 for termination benefits and $334 for other costs.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

         Following is a reconciliation of accruals as of February 1, 2003 and May 3, 2003 related to the distribution center and store closures:

                              February 1,                                               May 3,
                                2003              Fiscal 2003        Fiscal 2003         2003
                               Balance             Provision          Payments          Balance
-----------------------------------------------------------------------------------------------
Termination benefits            $  220              $   58              $ 278            $   -
Other closing costs                255                 (16)                89              150
----------------------------------------------------------------------------------------------
Total                           $  475              $   42              $ 367            $ 150
==============================================================================================

         As of May 3, 2003, the remaining distribution center rental obligation through lease expiration in December 2020 is $9,737. The Company will continue to utilize a portion of this facility for its data processing operations center and intends to sublet the remaining space. The Company anticipates that the fair market value of any sublet income will equal or exceed its remaining rent obligation.

5.       SALE OF RECEIVABLES

         The Company securitizes its proprietary credit card portfolio through an accounts receivable facility (the "Facility"). Under the securitization agreement, which is contingent upon receivables meeting certain performance criteria, the Company has the option to sell through The Bon-Ton Receivables Partnership, LP ("BTRLP"), a wholly owned subsidiary of the Company and qualifying special purpose entity under SFAS No. 140, up to $150,000 of an undivided percentage interest in the receivables on a limited recourse basis. In connection with the securitization agreement, the Company retains servicing responsibilities, subordinated interests and an interest-only strip, all of which are retained interests in the securitized receivables. The Company retains annual servicing fees of 2.0% of the outstanding balance and rights to future cash flows arising after investors in the securitization have received the return for which they contracted. The investors have no recourse to the Company's other assets for failure of debtors to pay when due. The Company's retained interests are subordinate to the investors' interests. The value of the retained interest is subject to credit, prepayment and interest rate risks. The Company does not recognize a servicing asset or liability, as the amount received for servicing the receivables is a reasonable approximation of market rates and servicing costs.

         As of May 3, 2003 and February 1, 2003, credit card receivables were sold under the securitization agreement in the amount of $135,600 and $145,000, respectively, and the Company had subordinated interests of $43,332 and $44,520, respectively, related to the amounts sold that were included in the accompanying Consolidated Balance Sheets as trade and other accounts receivable. The Company accounts for its subordinated interest in the receivables in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company has not recognized any unrealized gains or losses on its subordinated interest, as the current carrying value of customer revolving charge accounts receivable is a reasonable estimate of fair value and average interest rates approximate current market origination rates. Subordinated interests as of May 3, 2003 and February 1, 2003 included restricted cash of $7,018 and $6,222, respectively, required based upon the terms of the Company's accounts receivable facility agreement.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

         New receivables are sold on a continual basis to replenish each investor's respective level of participation in receivables that have been repaid by credit card holders.

         During the thirteen weeks ended May 3, 2003 and May 4, 2002, the Company recognized securitization income of $2,550 and $2,886, respectively, on securitization of credit card loans. This income is reported as a component of selling, general and administrative expenses.

         The Company retained net proceeds from servicing fees, which it reported as a component of selling, general and administrative expenses, of $687 and $741 for the thirteen weeks ended May 3, 2003 and May 4, 2002, respectively. As of May 3, 2003, $4,252 of the total managed credit card receivables were 61 days or more past due. Net credit losses on the total managed credit card receivables were $1,925 and $1,780 for the thirteen weeks ended May 3, 2003 and May 4, 2002, respectively.

6.       STOCK REPURCHASES

         On February 7, 2002, the Company announced a stock repurchase program authorizing the purchase of up to $2,500 of Company stock from time to time. During the thirteen weeks ended May 3, 2003, the Company purchased 58,200 shares at a cost of $243. On a cumulative basis, since February 7, 2002 the Company has purchased 335,200 shares at a cost of $1,375 pursuant to this stock purchase program. Treasury stock is accounted for by the cost method.

7.       IMPLEMENTATION OF NEW ACCOUNTING STANDARD

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

         In November 2002, the Emerging Issues Task Force issued Consensus No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), which is effective prospectively for all vendor arrangements entered into after December 31, 2002. EITF 02-16 requires that consideration received from vendors be considered a reduction of the prices of vendors' products and shown as a reduction of cost of sales when recognized in the income statement of the customer. If the consideration represents a reimbursement of specific incremental identifiable costs incurred, these amounts should be offset against the related costs with any excess

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

consideration recorded in cost of sales. The Company's current accounting policies are consistent with the provisions of EITF 02-16 and, therefore, adoption of EITF 02-16 did not have a material impact on the Company's financial position or results of operations in fiscal 2002 or the thirteen weeks ended May 3, 2003.

8.       SUBSEQUENT EVENTS

         On May 21, 2003, the Company amended and restated its revolving credit facility agreement. The new agreement reduces the line of credit from $175,000 to $150,000; modifies certain borrowing availability, interest and fee calculation elements; and extends the agreement expiration date from April 2004 to April 2008.

         On June 3, 2003, the Board of Directors of the Company declared a quarterly cash dividend of $0.025 per share on Class A Common Stock and Common Stock of the Company, payable July 15, 2003 to shareholders of record as of July 1, 2003.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

         The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented:

                                                                                          THIRTEEN
                                                                                         WEEKS ENDED
                                                                                ----------------------------
                                                                                May 3,               May 4,
                                                                                 2003                 2002
------------------------------------------------------------------------------------------------------------
Net sales                                                                       100.0 %              100.0%
Other income, net                                                                 0.4                  0.4
----------------------------------------------------------------------------------------------------------
                                                                                100.4                100.4
----------------------------------------------------------------------------------------------------------
Costs and expenses:
        Costs of merchandise sold                                                63.0                 66.7
        Selling, general and administrative                                      36.4                 33.6
        Depreciation and amortization                                             3.4                  3.4
----------------------------------------------------------------------------------------------------------
Loss from operations                                                             (2.4)                (3.3)
Interest expense, net                                                             0.9                  1.3
----------------------------------------------------------------------------------------------------------
Loss before income taxes                                                         (3.3)                (4.7)
Income tax benefit                                                               (1.2)                (1.7)
----------------------------------------------------------------------------------------------------------
Net loss                                                                         (2.1)%               (2.9)%
----------------------------------------------------------------------------------------------------------

THIRTEEN WEEKS ENDED MAY 3, 2003 COMPARED TO THIRTEEN WEEKS ENDED MAY 4, 2002

         For purposes of the following discussions, all references to "first quarter of 2003" and "first quarter of 2002" are to the Company's thirteen-week period ended May 3, 2003 and May 4, 2002, respectively.

         NET SALES. Net sales for the first quarter of 2003 were $141.1 million, reflecting a decrease of 6.2% from the same period last year. Comparable store sales for the first quarter of 2003 decreased 5.6%. Business families recording sales increases for the first quarter of 2003 were Coats, Accessories and Shoes. Business families reflecting the sharpest sales decreases were Dresses, Men's Collections, Misses' Sportswear and Petites.

         OTHER INCOME, NET. Net other income, principally income from leased departments, remained constant at 0.4% of net sales in the first quarter of 2003 and 2002.

         COSTS AND EXPENSES. Gross margin as a percentage of net sales increased
3.7 percentage points to 37.0% for the quarter ended May 3, 2003 from 33.3% for the comparable period last year, primarily as a result of decreases in markdowns on seasonal merchandise and inventory shrinkage accrual rates. During the first quarter of 2002, as an aggressive response to a difficult retail environment and increased price competition, the Company accelerated the timing of markdowns on

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

seasonal merchandise; this accelerated cadence for seasonal merchandise markdowns has been continued through the first quarter of 2003. To implement this accelerated cadence, the Company recognized increased markdowns in the first quarter of 2002. The increase in the gross margin rate in the first quarter of 2003 as compared to the first quarter of 2002 was principally due to this accelerated recognition of markdowns implemented in the first quarter of 2002, combined with lower promotional markdowns and a reduction in inventory shrinkage accrual rates in the first quarter of 2003. Gross margin dollars increased $2.1 million over the first quarter of 2002 as a result of the increased gross margin rate.

         Selling, general and administrative expenses for the first quarter of 2003 were $51.4 million, $0.7 million above the first quarter of 2002. The increase in selling, general and administrative dollars was principally attributable to increased advertising, utilities and purchased services, partially offset by a reduction in payroll expense. The current year expense rate increased 2.8 percentage points to 36.4% of net sales, relative to 33.6% of net sales in the first quarter of 2002. The rate increase was largely due to the lower level of sales.

         Depreciation and amortization in the first quarter of 2003 was $4.8 million, a decrease of $0.3 million compared to $5.1 million in the first quarter of 2002. The decrease was primarily due to prior year depreciation on assets at the Red Bank, New Jersey store closed in January 2003.

         LOSS FROM OPERATIONS. Loss from operations in the first quarter of 2003 was $3.4 million, or 2.4% of net sales, compared to loss from operations of $5.0 million, or 3.3% of net sales, in the first quarter of 2002.

         INTEREST EXPENSE, NET. Net interest expense was $1.2 million, or 0.9% of net sales, in the first quarter of 2003 compared to $2.0 million, or 1.3% of net sales, in the first quarter of 2002. The decrease in net interest expense was primarily due to favorable fair market value adjustments on interest rate swap agreements. Specifically, interest expense for the thirteen weeks ended May 3, 2003 and May 4, 2002 included a reduction of interest expense of $0.7 million and an increase in interest expense of $0.1 million, respectively, related to fair market value adjustments on interest rate swaps.

         INCOME TAX BENEFIT. The effective tax rate decreased 0.5 percentage point to 37.0% in the first quarter of 2003 from to 37.5% in the prior year period.

         NET LOSS. Net loss in the first quarter of 2003 was $2.9 million, or 2.1% of net sales, compared to net loss of $4.4 million, or 2.9% of net sales, in the first quarter of 2002.

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

         The Company does not believe inflation had a material effect on operating results during the quarters ended May 3, 2003 and May 4, 2002. However, there can be no assurance that the Company's business will not be affected by inflationary adjustments in the future.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital requirements are currently met through a combination of cash, borrowings under its revolving credit facility and proceeds from its accounts receivable facility.

         The following table summarizes material measures of the Company's liquidity and capital resources:

                                                                                May 3,               May 4,
(Dollars in millions)                                                            2003                 2002
-----------------------------------------------------------------------------------------------------------
Working capital                                                                $ 141.1              $ 132.3

Current ratio                                                                   2.35:1               2.42:1

Debt to total capitalization (debt plus equity)                                 0.27:1               0.30:1

Unused availability under revolving credit facility                            $  67.3              $  67.5

         For the quarter ended May 3, 2003, net cash used in operating activities was $16.3 million as compared to net cash used of $9.5 million for the comparable period last year. The increase in net cash used in 2003 was primarily attributable to an increase in working capital requirements, particularly increased merchandise inventories, partially offset by increased accounts payable and decreased income taxes.

         Net cash used in investing activities was $1.0 million in 2003 compared to $1.2 million for the comparable period last year. This reduction reflects differences in the timing of capital projects.

         Net cash provided by financing activities amounted to $12.2 million for 2003 compared to $12.7 million for the comparable period of 2002. The decrease in cash provided by financing activities in 2003 was primarily attributable to a reduction in proceeds from issuance of long-term debt largely offset by decreased payments on the Company's revolving credit facility and increased bank overdrafts.

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

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

         The accounts receivable facility agreement expires in January 2004. The Company anticipates that it will be able to renew or replace this agreement with an agreement of substantially comparable terms.

         On May 21, 2003, the Company amended and restated its revolving credit facility agreement. The new revolving credit facility agreement reduces the line of credit from $175.0 million to $150.0 million; modifies certain borrowing availability, interest and fee calculation elements; and extends the agreement expiration date from April 2004 to April 2008. The Company negotiated the $25.0 million reduction in the line of credit, which the Company anticipates will yield lower fee charges without materially impacting the Company's total availability.

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

         The Company sells undivided percentage ownership interests in certain of its credit card accounts receivable to unrelated third-parties under a $150.0 million accounts receivable securitization facility. The unrelated third-parties, referred to as the conduit, have purchased a $135.6 million interest in the accounts receivable under this facility at May 3, 2003. The Company is responsible for servicing these accounts, retains a servicing fee and bears the risk of non-collection (limited to its retained interests in the accounts receivable). Associated off-balance-sheet assets and related debt were $135.6 million at May 3, 2003 and $145.0 million at February 1, 2003. Upon the facility's termination, the conduit would be entitled to all cash collections on the accounts receivable until its investment ($135.6 million at May 3, 2003) and accrued discounts are repaid. Accordingly, upon termination of the facility, the assets of the facility would not be available to the Company until all amounts due to the conduit have been paid in full.

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

                          CRITICAL ACCOUNTING POLICIES

         The Company's discussion and analysis of financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. Preparation of these financial statements requires the Company to make estimates and judgments that affect reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of its financial statements. On an ongoing basis, the Company evaluates its estimates, including those related to merchandise returns, bad debts, inventories, intangible assets, income taxes, financings, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially lead to materially different results under different assumptions and conditions. The Company believes its critical accounting policies are described below.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit-worthiness. The Company continually monitors collections and payments from customers and maintains an allowance for estimated credit losses based upon its historical experience, how delinquent accounts ultimately charge-off, aging of accounts and any specific customer collection issues identified (e.g., bankruptcy). While such credit losses have historically been within expectations and provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates as in the past. If circumstances change (e.g., higher than expected defaults or bankruptcies), the Company's estimates of the recoverability of amounts due the Company could be materially reduced. The allowance for doubtful accounts and sales returns was $3.1 million and $3.5 million as of May 3, 2003 and February 1, 2003, respectively.

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

         The Company regularly reviews inventory on hand and records a provision for excess or old inventory based primarily on an estimated forecast of merchandise demand for the selling season. Demand for merchandise can fluctuate greatly; a significant increase in the demand for merchandise could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory on-hand. Additionally, estimates of future merchandise demand may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess or old inventory. If the Company's inventory is determined to be overvalued in the future, the Company would be required to recognize such costs in the costs of goods sold and reduce operating income at the time of such determination. Likewise, if inventory is later determined to be undervalued, the Company may have overstated the costs of goods sold in previous periods and would be required to recognize additional operating income at the time of such determination. Therefore, although every effort is made to ensure the accuracy of forecasts of future merchandise demand, any significant unanticipated changes in demand or the economy in the Company's markets could have a significant impact on the value of the Company's inventory and reported operating results.

         As is currently the case with many companies in the retail industry, the Company's LIFO calculations have yielded inventory increases in recent years due to deflation reflected in price indices used. This is the result of the LIFO method whereby merchandise sold is valued at the cost of more recent inventory purchases (which the deflationary indices indicate to be lower), resulting in the general inventory on-hand being carried at the older, higher costs. Given these higher values and the promotional retail environment, the Company reduced the carrying value of its LIFO inventories by $7.1 million as of May 3, 2003 and February 1, 2003 to a net realizable value (NRV). Inherent in

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

these NRV assessments and related reserves are significant management judgments and estimates regarding future merchandise selling costs and pricing. Should these estimates prove to be inaccurate, the Company may have overstated or understated its inventory carrying value. In such cases, the Company would be required to recognize cost increases or decreases in costs of goods sold, and impact operating income accordingly, at the time of such determination.

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

         Net deferred tax assets were $7.4 million and $7.2 million as of May 3, 2003 and February 1, 2003, respectively. No valuation allowance has been established against net deferred tax assets, as the Company believes these tax benefits will be realizable through reversal of existing deferred tax liabilities, tax carry-back availability and future taxable income. If actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish a valuation allowance, which could materially impact its financial position and results of operations.

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

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

LONG-LIVED ASSETS

         Property, fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in the Company's business model or capital strategy can result in the actual useful lives differing from the Company's estimates. In cases where the Company determines that the useful life of property, fixtures and equipment should be shortened, the Company depreciates the net book value in excess of the salvage value over its revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or leasehold improvements could also result in shortened useful lives. Net property, fixtures and equipment amounted to $132.6 million and $136.2 million as of May 3, 2003 and February 1, 2003, respectively.

         The Company assesses, on a store-by-store basis, the impairment of identifiable long-lived assets--primarily property, fixtures and equipment--whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include the following:

- Significant under-performance of stores relative to historical or projected operating results,

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

         The Company has identified assets in the New York market with a net book value of approximately $4.0 million that have under-performed relative to the Company average. The Company has taken steps to address these issues and currently forecasts no impairment charge. Should the Company's efforts prove unsuccessful or economic conditions change, the carrying value of these assets may ultimately become impaired.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

GOODWILL AND INTANGIBLE ASSETS

         Net goodwill was $3.0 million as of May 3, 2003 and February 1, 2003.

         Intangible assets are comprised of lease interests that relate to below-market-rate leases purchased in store acquisitions completed in fiscal years 1992 through 1999, which were adjusted to reflect fair market value. These leases had average lives of twenty-five years. Net intangible assets amounted to $6.4 million and $6.5 million as of May 3, 2003 and February 1, 2003, respectively.

         As a result of the Company's adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," the Company annually reviews goodwill and other intangible assets that have indefinite lives for impairment and when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. The Company determines fair value using discounted cash flow analysis, which requires certain assumptions and estimates regarding industry economic factors and future profitability of acquired businesses. It is the Company's policy to conduct impairment testing based on its most current business plans, which reflect anticipated changes in the economy and the industry. If actual results prove inconsistent with Company assumptions and judgments, the Company could be exposed to a material impairment charge.

SECURITIZATIONS

         A significant portion of the Company's funding is through off-balance-sheet credit card securitizations via sales of certain accounts receivable through an accounts receivable facility ("the facility"). The sale of receivables is to The Bon-Ton Receivables Partnership, LP ("BTRLP"), a special purpose entity as defined by SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--A Replacement of FASB Statement No. 125." BTRLP is a wholly owned subsidiary of the Company. BTRLP may sell accounts receivable with a purchase price up to $150 million through the facility to a conduit on a revolving basis.

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

         The Company recognized securitization income of $2.6 million and $2.9 million for the thirteen weeks ended May 3, 2003 and May 4, 2002, respectively.

                           FORWARD-LOOKING STATEMENTS

         Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which may be identified by words such as "may," "could," "will," "plan," "expect," "anticipate," "estimate," "project," "intend" or other similar expressions, involve important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, uncertainties affecting retail in general, such as consumer confidence and demand for soft goods; risks relating to leverage and debt service; competition within markets in which the Company's stores are located; and the need for, and costs associated with, store renovations and other capital expenditures. These risks and other risks are discussed in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not believe its interest rate risks, as described in the 2002 Annual Report, have changed materially since the Company's disclosure in its 2002 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

         The Company's management, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-14 and 15d-14), within 90 days of the filing date of this Quarterly Report on Form 10-Q, and based upon their evaluation, have concluded that the Company's disclosure controls and procedures are effective.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls since the date the internal controls were evaluated.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in any legal proceedings since the Company's disclosure in its 2002 Annual Report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

         10.1     Amended and Restated Credit Agreement (Revolving Credit
                  Facility)

         99.1 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K filed during the quarter:

         No Reports on Form 8-K were filed during the thirteen weeks ended May 3, 2003. The following Reports on Form 8-K were filed subsequent to May 3, 2003:

         A Current Report on Form 8-K dated May 22, 2003 was filed with the Securities and Exchange Commission on May 22, 2003 to report, under
         Item 9 (pursuant to Item 12), that the Registrant issued a press release with respect to its results of operations for the thirteen weeks ended May 3, 2003.

         A Current Report on Form 8-K dated June 6, 2003 was filed with the Securities and Exchange Commission on June 6, 2003 to report, under
         Item 5, that the Registrant issued a press release with respect to a dividend declaration.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE BON-TON STORES, INC.

DATE: June 16, 2003                     BY:   /s/ Tim Grumbacher
                                            ------------------------------------
                                              Tim Grumbacher
                                              Chairman of the Board and
                                              Chief Executive Officer

DATE: June 16, 2003                     BY:   /s/ James H. Baireuther
                                            ------------------------------------
                                              James H. Baireuther
                                              Vice Chairman, Chief
                                              Administrative Officer and
                                              Chief Financial Officer

                    THE BON-TON STORES, INC. AND SUBSIDIARIES

                                  CERTIFICATION

                  I, Tim Grumbacher, Chairman of the Board and Chief Executive Officer of The Bon-Ton Stores, Inc., certify that:

1)   I have reviewed this Quarterly Report on Form 10-Q of The Bon-Ton Stores,
     Inc.;

2) Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

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

6) The registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     DATE: June 16, 2003                By:  /s/ Tim Grumbacher
                                            -----------------------
                                            Tim Grumbacher
                                            Chairman of the Board and
                                            Chief Executive Officer

                    THE BON-TON STORES, INC. AND SUBSIDIARIES

                                  CERTIFICATION

                  I, James H. Baireuther, Vice Chairman, Chief Administrative Officer and Chief Financial Officer of The Bon-Ton Stores, Inc., certify that:

1)   I have reviewed this Quarterly Report on Form 10-Q of The Bon-Ton Stores,
     Inc.;

2) Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

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

6) The registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     DATE: June 16, 2003                By:  /s/ James H. Baireuther
                                            ----------------------------
                                            James H. Baireuther
                                            Vice Chairman, Chief Administrative
                                            Officer and Chief Financial Officer