Form 10-Q
period 2003-08-02
BON TON STORES INC
filed 2003-09-15
CIK 878079

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

         For the Quarter ended August 2, 2003       Commission File Number
                                                          0-19517

                            THE BON-TON STORES, INC.
                             2801 EAST MARKET STREET
                            YORK, PENNSYLVANIA 17402
                                 (717) 757-7660

         INCORPORATED IN PENNSYLVANIA               IRS NO. 23-2835229

                                  ----------------------

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

         As of September 10, 2003 there were 12,157,546 shares of Common Stock, $0.01 par value per share, and 2,989,853 shares of Class A Common Stock, $0.01 par value per share, outstanding.

===============================================================================

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                   THE BON-TON STORES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEEET

                                                                                                        August 2,      February 1,
(In thousands except share and per share data)                                                            2003            2003
----------------------------------------------------------------------------------------------------------------------------------
Assets                                                                                                 (Unaudited)
Current assets:
 Cash and cash equivalents                                                                              $  14,798        $  16,796
 Trade and other accounts receivable, net of allowance for doubtful accounts and sales
  returns of $3,598 and $3,540 at August 2, 2003 and February 1, 2003, respectively                        39,070           46,735
 Merchandise inventories                                                                                  156,841          148,618
 Prepaid expenses and other current assets                                                                 13,606           12,958
 Deferred income taxes                                                                                      2,465            3,205
----------------------------------------------------------------------------------------------------------------------------------
  Total current assets                                                                                    226,780          228,312
----------------------------------------------------------------------------------------------------------------------------------
Property, fixtures and equipment at cost,
 less accumulated depreciation and amortization                                                           130,235          136,201
Deferred income taxes                                                                                           -            3,980
Goodwill and intangible assets                                                                              9,316            9,511
Other assets                                                                                                4,296            4,019
----------------------------------------------------------------------------------------------------------------------------------
  TOTAL ASSETS                                                                                          $ 370,627        $ 382,023
==================================================================================================================================
Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable                                                                                       $  57,944        $  53,367
 Accrued payroll and benefits                                                                               9,513           14,037
 Accrued expenses                                                                                          18,268           25,546
 Current portion of long-term debt                                                                            752              715
 Current portion of obligations under capital leases                                                          262              250
 Income taxes payable                                                                                           -            5,249
----------------------------------------------------------------------------------------------------------------------------------
  Total current liabilities                                                                                86,739           99,164
----------------------------------------------------------------------------------------------------------------------------------
Long-term debt, less current maturities                                                                    63,608           64,194
Obligations under capital leases, less current maturities                                                     333              468
Deferred income taxes                                                                                       4,789                -
Other long-term liabilities                                                                                 4,921            5,851
----------------------------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES                                                                                       160,390          169,677
----------------------------------------------------------------------------------------------------------------------------------
Shareholder's equity
 Preferred Stock - authorized 5,000,000 shares at $0.01 par value; no shares issued                             -                -
 Common Stock - authorized 40,000,000 shares at $0.01 par value; issued and outstanding
  shares of 12,157,546 and 12,200,285 at August 2, 2003 and February 1, 2003, respectively                    125              125
 Class A Common Stock - authorized 20,000,000 shares at $0.01 par value; issued and
  outstanding shares of 2,989,853 at August 2, 2003 and February 1, 2003                                       30               30
 Treasury stock, at cost - shares of 337,800 and 277,000 at August 2, 2003 and
  February 1, 2003, respectively                                                                           (1,387)          (1,132)
 Additional paid-in-capital                                                                               107,484          107,415
 Deferred compensation                                                                                       (232)            (222)
 Accumulated other comprehensive income                                                                    (1,319)          (1,876)
 Retained earnings                                                                                        105,536          108,006
----------------------------------------------------------------------------------------------------------------------------------
   TOTAL SHAREHOLDERS' EQUITY                                                                             210,237          212,346
----------------------------------------------------------------------------------------------------------------------------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                           $ 370,627        $ 382,023
==================================================================================================================================

  The accompanying notes are an integral part of these consolidated statements.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          THIRTEEN                       TWENTY-SIX
                                                         WEEKS ENDED                     WEEKS ENDED
                                                 -----------------------------------------------------------
(In thousands except share and per share data)     August 2,      August 3,       August 2,       August 3,
(Unaudited)                                          2003           2002            2003            2002
------------------------------------------------------------------------------------------------------------
Net sales                                        $    153,128   $    153,890    $    294,239    $    304,407
Other income, net                                         564            553           1,090           1,087
------------------------------------------------------------------------------------------------------------
                                                      153,692        154,443         295,329         305,494
------------------------------------------------------------------------------------------------------------

Costs and expenses:
    Costs of merchandise sold                          96,311         95,959         185,238         196,356
    Selling, general and administrative                49,594         53,733         100,974         104,369
    Depreciation and amortization                       5,123          4,847           9,887           9,904
------------------------------------------------------------------------------------------------------------
Income (loss) from operations                           2,664            (96)           (770)         (5,135)
Interest expense, net                                   1,302          2,399           2,546           4,376
------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                       1,362         (2,495)         (3,316)         (9,511)
Income tax provision (benefit)                            504           (936)         (1,226)         (3,567)
------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                $        858   $     (1,559)   $     (2,090)   $     (5,944)
============================================================================================================

PER SHARE AMOUNTS --
BASIC:
    Net income (loss)                            $       0.06   $      (0.10)   $      (0.14)   $      (0.39)
============================================================================================================

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING          14,997,502     15,237,911      15,015,424      15,260,464

DILUTED:
    Net income (loss)                            $       0.06   $      (0.10)   $      (0.14)   $      (0.39)
============================================================================================================

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING        15,222,031     15,237,911      15,015,424      15,260,464

  The accompanying notes are an integral part of these consolidated statements.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               TWENTY-SIX
                                                                               WEEKS ENDED
                                                                       ---------------------------
(In thousands)                                                           August 2,      August 3,
(Unaudited)                                                                2003           2002
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $     (2,090)  $     (5,944)
Adjustments to reconcile net loss to net cash provided by
 operating activities:
     Depreciation and amortization                                            9,887          9,904
     Changes in operating assets and liabilities, net                        (2,209)         6,792
--------------------------------------------------------------------------------------------------
                Net cash provided by operating activities                     5,588         10,752

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, net                                               (4,134)        (3,878)
     Proceeds from sale of property, fixtures and equipment                   1,310              2
--------------------------------------------------------------------------------------------------
                Net cash used in investing activities                        (2,824)        (3,876)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on long-term debt and capital lease obligations               (73,072)       (75,079)
     Proceeds from issuance of long-term debt                                72,400         75,950
     Common shares repurchased                                                 (254)          (279)
     Cash dividends paid                                                       (379)             -
     Decrease in bank overdraft balances, net                                (3,457)        (5,624)
--------------------------------------------------------------------------------------------------
                Net cash used in financing activities                        (4,762)        (5,032)

                Net (decrease) increase in cash and cash equivalents         (1,998)         1,844

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             16,796          9,752

--------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $     14,798   $     11,596
==================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                     $      4,114   $      3,891
     Net income taxes (refunded) paid                                  $     (2,563)  $     10,785

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

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements include accounts of The Bon-Ton Stores, Inc. and all of its wholly owned subsidiaries (the "Company"). All intercompany transactions and balances have been eliminated in consolidation.

         The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation of interim periods have been included. The Company's business is seasonal in nature and results of operations for interim periods presented are not necessarily indicative of results for the full fiscal year. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2003 (the "2002 Annual Report").

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

                   THE BON-TON STORES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                           THIRTEEN                   TWENTY-SIX
                                                                          WEEKS ENDED                 WEEKS ENDED
                                                                   ----------------------       -----------------------
                                                                   August 2,    August 3,       August 2,     August 3,
                                                                     2003         2002            2003          2002
-----------------------------------------------------------------------------------------------------------------------
Net income (loss), as reported                                     $   858     $  (1,559)       $  (2,090)    $ (5,944)
Deduct: Total stock-option-based
employee compensation expense
determined under fair-value-based methods
for all awards, net of related tax effects                             (83)         (104)            (166)        (208)
-----------------------------------------------------------------------------------------------------------------------
Pro forma net income (loss)                                        $   775     $  (1,663)       $  (2,256)    $ (6,152)
=======================================================================================================================

Earnings (loss) per share

           Basic          As reported                              $  0.06     $   (0.10)       $   (0.14)    $  (0.39)
                          Pro forma                                   0.05         (0.11)           (0.15)       (0.40)

           Diluted        As reported                              $  0.06     $   (0.10)       $   (0.14)    $  (0.39)
                          Pro forma                                   0.05         (0.11)           (0.15)       (0.40)

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

                                                      THIRTEEN                   TWENTY-SIX
                                                     WEEKS ENDED                 WEEKS ENDED
                                              -----------------------      -----------------------
                                              August 2,    August 3,       August 2,     August 3,
                                                2003         2002            2003          2002
---------------------------------------------------------------------------------------------------
Basic calculation                            14,997,502    15,237,911      15,015,424    15,260,464
Effect of dilutive shares ---
    Restricted Shares                            94,722             -               -             -
    Options                                     129,807             -               -             -
---------------------------------------------------------------------------------------------------
Diluted calculation                          15,222,031    15,237,911      15,015,424    15,260,464
===================================================================================================

                   THE BON-TON STORES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

         The following securities were antidilutive and, therefore, were not included in the computation of diluted earnings per share amounts for the periods indicated:

                                                      THIRTEEN                   TWENTY-SIX
                                                     WEEKS ENDED                 WEEKS ENDED
                                              -----------------------      -----------------------
                                              August 2,    August 3,       August 2,     August 3,
                                                2003         2002            2003          2002
--------------------------------------------------------------------------------------------------
Antidilutive shares ---
  Restricted Shares                                  -      174,988          69,868       178,520
  Options                                      603,839      960,163         775,839       963,773

         Certain securities were excluded from the computation of dilutive shares due to the Company's net loss position in the thirteen weeks ended August 3, 2002 and twenty-six weeks ended August 2, 2003 and August 3, 2002. The following table shows the approximate effect of dilutive securities had the Company reported profit for these periods:

                                                      THIRTEEN                   TWENTY-SIX
                                                     WEEKS ENDED                 WEEKS ENDED
                                              -----------------------      -----------------------
                                              August 2,    August 3,       August 2,     August 3,
                                                2003         2002            2003          2002
--------------------------------------------------------------------------------------------------
Effect of dilutive securities ---
     Restricted Shares                          94,722      104,855          95,437        97,724
     Options                                   129,807      120,667         111,779       103,566

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

         Following is a reconciliation of accruals as of February 1, 2003 and August 2, 2003 related to the distribution center and store closures:

                               February 1,                                                August 2,
                                  2003              Fiscal 2003        Fiscal 2003          2003
                                 Balance             Provision          Payments           Balance
---------------------------------------------------------------------------------------------------
Termination benefits             $   220              $    58            $  278           $     -
Other closing costs                  255                  (16)               93               146
---------------------------------------------------------------------------------------------------
Total                            $   475              $    42            $  371           $   146
===================================================================================================

         As of August 2, 2003, the remaining York, Pennsylvania distribution center rental obligation through lease expiration in December 2020 is $9,599. The Company will continue to utilize a portion of this facility for its data processing operations center and intends to sublet the remaining space. The Company anticipates that the fair market value of any sublet income will equal or exceed its remaining rent obligation.

         During the thirteen weeks ended August 2, 2003, the Company sold its Harrisburg, Pennsylvania distribution center, resulting in a gain on sale of $933 classified within selling, general and administrative expenses.

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

         As of August 2, 2003 and February 1, 2003, credit card receivables were sold under the securitization agreement in the amount of $135,033 and $145,000, respectively, and the Company had subordinated interests of $36,985 and $44,520, respectively, related to the amounts sold that were included in the accompanying Consolidated Balance Sheets as trade and other accounts receivable. The Company accounts for its subordinated interest in the receivables in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company has

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

not recognized any unrealized gains or losses on its subordinated interest, as the current carrying value of customer revolving charge accounts receivable is a reasonable estimate of fair value and average interest rates approximate current market origination rates. Subordinated interests as of August 2, 2003 and February 1, 2003 included restricted cash of $6,322 and $6,222, respectively, required based upon terms of the facility agreement.

         New receivables are sold on a continual basis to replenish each investor's respective level of participation in receivables that have been repaid by credit card holders.

         The Company recognized securitization income of $1,867 and $2,360 on securitization of credit card loans during the thirteen weeks ended August 2, 2003 and August 3, 2002, respectively, and $4,417 and $5,246 during the twenty-six weeks ended August 2, 2003 and August 3, 2002, respectively. This income is reported as a component of selling, general and administrative expenses.

         The Company retained net proceeds from servicing fees, which it reported as a component of selling, general and administrative expenses, of $690 and $724 for the thirteen weeks ended August 2, 2003 and August 3, 2002, respectively and $1,376 and $1,465 for the twenty-six weeks ended August 2, 2003 and August 3, 2002, respectively. As of August 2, 2003, $4,368 of the total managed credit card receivables were sixty-one days or more past due. Net credit losses on the total managed credit card receivables were $1,793 and $1,672 for the thirteen weeks ended August 2, 2003 and August 3, 2002, respectively, and $3,718 and $3,452 for the twenty-six weeks ended August 2, 2003 and August 3, 2002, respectively.

6.       STOCK REPURCHASES

         On February 7, 2002, the Company announced a stock repurchase program authorizing the purchase of up to $2,500 of Company stock from time to time. For the thirteen weeks ended August 2, 2003, the Company purchased 2,600 shares at a cost of $12. For the twenty-six weeks ended August 2, 2003, the Company purchased 60,800 shares at a cost of $254. On a cumulative basis, since February 7, 2002 the Company has purchased 337,800 shares at a cost of $1,387 pursuant to this stock purchase program. Treasury stock is accounted for by the cost method.

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

         In November 2002, the Emerging Issues Task Force issued Consensus No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), which is effective prospectively for all vendor arrangements entered into after December 31, 2002. EITF 02-16 requires that consideration received from vendors be considered a reduction of the prices of vendors' products and shown as a reduction of cost of sales when recognized in the income statement of the customer. If the consideration represents a reimbursement of specific incremental identifiable costs incurred, these amounts should be offset against the related costs with any excess consideration recorded in cost of sales. The Company's current accounting policies are consistent with the provisions of EITF 02-16 and, therefore, adoption of EITF 02-16 did not have a material impact on the Company's financial position or results of operations in fiscal 2002 or the thirteen and twenty-six weeks ended August 2, 2003.

8.       SUBSEQUENT EVENTS

         On September 9, 2003, the Company announced a quarterly cash dividend of $0.025 per share on Class A Common Stock and Common Stock, payable October 15, 2003 to shareholders of record as of October 1, 2003.

         On September 15, 2003, the Company announced that it has proposed to acquire all of the outstanding shares of common stock of The Elder-Beerman Stores Corp. ("EBSC") for $8.00 per share in cash. As of the current date, EBSC and the Company have not entered into any definitive acquisition agreement and there can be no assurance that any transaction between EBSC and the Company will be consummated. The proposed acquisition would involve a cash tender offer by the Company for all of the outstanding shares of EBSC and the subsequent merger of EBSC with a subsidiary of the Company. EBSC operates sixty-eight department stores in Ohio, West Virginia, Indiana, Michigan, Illinois, Kentucky, Wisconsin, Pennsylvania and Iowa. In connection with the proposed acquisition of EBSC, the Company has obtained commitments from financial institutions to refinance the debt facilities and the receivable securitization facilities of both the Company and EBSC. The new financings are conditioned upon, among other things, consummation of the tender offer.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

         The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented:

                                                      THIRTEEN                 TWENTY-SIX
                                                     WEEKS ENDED               WEEKS ENDED
                                                ---------------------     ---------------------
                                                August 2,   August 3,     August 2,   August 3,
                                                  2003        2002          2003        2002
-----------------------------------------------------------------------------------------------
Net sales                                         100.0%      100.0%        100.0%      100.0%
Other income, net                                   0.4         0.4           0.4         0.4
-----------------------------------------------------------------------------------------------
                                                  100.4       100.4         100.4       100.4
-----------------------------------------------------------------------------------------------
Costs and expenses:
      Costs of merchandise sold                    62.9        62.4          63.0        64.5
      Selling, general and administrative          32.4        34.9          34.3        34.3
      Depreciation and amortization                 3.3         3.1           3.4         3.3
-----------------------------------------------------------------------------------------------
Income (loss) from operations                       1.7        (0.1)         (0.3)       (1.7)
Interest expense, net                               0.9         1.6           0.9         1.4
-----------------------------------------------------------------------------------------------
Income (loss) before income taxes                   0.9        (1.6)         (1.1)       (3.1)
Income tax provision (benefit)                      0.3        (0.6)         (0.4)       (1.2)
-----------------------------------------------------------------------------------------------
Net income (loss)                                   0.6%       (1.0)%        (0.7)%      (2.0)%
-----------------------------------------------------------------------------------------------

THIRTEEN WEEKS ENDED AUGUST 2, 2003 COMPARED TO THIRTEEN WEEKS ENDED AUGUST 3, 2002

         For purposes of the following discussions, all references to "second quarter of 2003" and "second quarter of 2002" are to the Company's thirteen-week periods ended August 2, 2003 and August 3, 2002, respectively.

         NET SALES. Net sales for the second quarter of 2003 were $153.1 million, reflecting a decrease of 0.5% from the same period last year. Comparable store sales, which exclude the Red Bank, New Jersey store closed in January 2003, increased 0.2% in the second quarter of 2003. Business families recording the largest comparable store sales increases for the second quarter of 2003 were Home, Petites, Juniors, Coats and Cosmetics. Business families reflecting the largest comparable store sales decreases were Mens Collections, Misses Sportswear, Childrens and Dresses.

         OTHER INCOME, NET. Net other income, principally income from leased departments, was 0.4% of net sales in the second quarter of 2003 and in the second quarter of 2002.

         COSTS AND EXPENSES. Gross margin as a percentage of net sales decreased
0.5 percentage point to 37.1% for the second quarter of 2003 from 37.6% for the comparable period last year. The decrease resulted primarily from increased markdowns, partially offset by a reduction in inventory

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

shrinkage accrual rates. Gross margin dollars for the second quarter of 2003 decreased $1.1 million compared to the second quarter of 2002 due to lower net sales and the decreased gross margin rate.

         Selling, general and administrative expenses for the second quarter of 2003 were $49.6 million, $4.1 million below the second quarter of 2002. The reduction in selling, general and administrative dollars was principally attributable to decreased expense in payroll, net advertising and utilities -- combined with a gain on sale of the Harrisburg, Pennsylvania distribution center of $0.9 million. The current year expense rate decreased 2.5 percentage points to 32.4% of net sales, relative to 34.9% of net sales in the second quarter of 2002. The rate decrease reflects lower costs and the gain on sale of distribution center, partially offset by lower net sales.

         Depreciation and amortization in the second quarter of 2003 was $5.1 million, an increase of $0.3 million compared to $4.8 million in the second quarter of 2002. The increase was primarily due to depreciation on recent capital expenditures, partially offset by prior year depreciation on assets at the Red Bank, New Jersey store closed in January 2003.

         INCOME (LOSS) FROM OPERATIONS. Income from operations in the second quarter of 2003 was $2.7 million, or 1.7% of net sales, compared to a loss from operations of $0.1 million, or 0.1% of net sales, in the second quarter of 2002.

         INTEREST EXPENSE, NET. Net interest expense was $1.3 million, or 0.9% of net sales, in the second quarter of 2003 compared to $2.4 million, or 1.6% of net sales, in the second quarter of 2002. The decrease in net interest expense was primarily due to favorable fair market value adjustments on interest rate swap agreements. Interest expense for the second quarter of 2003 and second quarter of 2002 included a reduction of interest expense of $0.6 million and an increase in interest expense of $0.4 million, respectively, related to fair market value adjustments on interest rate swaps.

         INCOME TAX PROVISION (BENEFIT). The effective tax rate decreased 0.5 percentage point to 37.0% in the second quarter of 2003 from to 37.5% in the second quarter of 2002.

         NET INCOME (LOSS). Net income in the second quarter of 2003 was $0.9 million, or 0.6% of net sales, compared to a net loss of $1.6 million, or 1.0% of net sales, in the second quarter of 2002.

TWENTY-SIX WEEKS ENDED AUGUST 2, 2003 COMPARED TO TWENTY-SIX WEEKS ENDED AUGUST 3, 2002

         For purposes of the following discussions, all references to "2003" and "2002" are to the Company's twenty-six week periods ended August 2, 2003 and August 3, 2002, respectively.

         NET SALES. Net sales in 2003 were $294.2 million, reflecting a decrease of 3.3% from the same period last year. Comparable store sales, which exclude the Red Bank, New Jersey store closed in January 2003, decreased 2.7% in 2003. Business families recording the largest comparable store sales increases were Coats, Home, Accessories and Shoes. Business families reflecting the largest comparable store sales decreases were Mens Collections, Dresses, Misses Sportswear, Childrens and Womens.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

         OTHER INCOME, NET. Net other income, principally income from leased departments, was 0.4% of net sales in 2003 and 2002.

         COSTS AND EXPENSES. Gross margin as a percentage of net sales increased
1.5 percentage points to 37.0% in 2003 from 35.5% in 2002, primarily as a result of decreased markdowns on seasonal merchandise and a reduction in inventory shrinkage accrual rates. During the first quarter of 2002, as an aggressive response to a difficult retail environment and increased price competition, the Company accelerated the timing of markdowns on seasonal merchandise; this accelerated cadence for seasonal merchandise markdowns has been continued through the second quarter of 2003. To implement this accelerated cadence, the Company recognized increased markdowns in the first quarter of 2002. The impact of the two factors discussed above were partially offset by increased markdowns in the second quarter of 2003 relative to the second quarter of 2002. Gross margin dollars in 2003 increased $1.0 million over 2002 as a result of the increased gross margin rate, partially offset by lower net sales.

         Selling, general and administrative expenses decreased $3.4 million, to $101.0 million in 2003 from $104.4 million in 2002. The decrease in expense dollars was principally attributable to decreased payroll expense and increased vendor purchase order violations income, combined with a gain on sale of the Harrisburg, Pennsylvania distribution center of $0.9 million. The expense rate remained flat at 34.3% of net sales, as the 2003 impact of lower costs and the gain on sale of the distribution center was offset by lower 2003 net sales.

         Depreciation and amortization expense remained flat at $9.9 million, but as a percent of net sales increased to 3.4% in 2003 from 3.3% in 2002 due to lower net sales.

         LOSS FROM OPERATIONS. Loss from operations in 2003 was $0.8 million, or 0.3% of net sales, compared to a loss from operations of $5.1 million, or 1.7% of net sales, in 2002.

         INTEREST EXPENSE, NET. Net interest expense was $2.5 million, or 0.9% of net sales, in 2003 compared to $4.4 million, or 1.4% of net sales, in 2002. The decrease in net interest expense was primarily due to favorable fair market value adjustments on interest rate swap agreements. Interest expense in 2003 and 2002 included a reduction of interest expense of $1.3 million and an increase in interest expense of $0.5 million, respectively, related to fair market value adjustments on interest rate swaps.

         INCOME TAX BENEFIT. The effective tax rate decreased 0.5 percentage point to 37.0% in 2003 from 37.5% in 2002.

         NET LOSS. Net loss in 2003 was $2.1 million compared to a net loss of $5.9 million in 2002.

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

         The Company does not believe inflation had a material effect on operating results during the twenty-six weeks ended August 2, 2003 and August 3, 2002. However, there can be no assurance that the Company's business will not be affected by inflationary adjustments in the future.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital requirements are currently met through a combination of cash, borrowings under its revolving credit facility and proceeds from its accounts receivable facility.

         The following table summarizes material measures of the Company's liquidity and capital resources:

                                                               August 2,        August 3,
(Dollars in millions)                                            2003             2002
-----------------------------------------------------------------------------------------
Working capital                                                 $  140.0         $  116.7

Current ratio                                                     2.61:1           2.22:1

Debt to total capitalization (debt plus equity)                   0.23:1           0.26:1

Unused availability under revolving credit facility             $   58.4         $   54.1

         For the twenty-six weeks ended August 2, 2003, net cash provided by operating activities was $5.6 million compared to $10.8 million for the comparable period last year. The decrease in net cash provided was primarily attributable to the impact of inventory reduction initiatives during 2002 and decreased accrued expenses in 2003--partially offset by a lower net loss, decreased deferred tax assets and a reduction in income taxes paid. The decreases in deferred tax assets and income taxes paid were largely due to the filing of tax refund requests pursuant to a fixed asset "cost segregation" study that resulted in accelerated tax depreciation.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

         Net cash used in investing activities was $2.8 million for the twenty-six weeks ended August 2, 2003 compared to $3.9 million for the comparable period last year. The decrease was primarily due to $1.3 million in proceeds from the sale of the Harrisburg, Pennsylvania distribution center in the second quarter of 2003.

         Net cash used in financing activities was $4.8 million for the twenty-six weeks ended August 2, 2003 compared to $5.0 million for the comparable period of 2002.

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

         Cash flows from operations are impacted by consumer confidence, weather in the geographic markets served by the Company, and economic and competitive conditions existing in the retail sector. A downturn in any single factor or a combination of factors could have a material adverse impact upon the Company's ability to generate sufficient cash flows to operate its business.

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

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

         The Company sells undivided percentage ownership interests in certain of its credit card accounts receivable to unrelated third-parties under a $150.0 million accounts receivable securitization facility (the "facility"). The unrelated third-parties, referred to as the conduit, have purchased a $135.0 million interest in the accounts receivable under the facility at August 2, 2003. The Company is responsible for servicing these accounts, retains a servicing fee and bears the risk of non-collection (limited to its retained interests in the accounts receivable). Associated off-balance-sheet assets and related debt were $135.0 million at August 2, 2003 and $145.0 million at February 1, 2003. Upon the facility's termination, the conduit would be entitled to all cash collections on the accounts receivable until its investment ($135.0 million at August 2, 2003) and accrued discounts are repaid. Accordingly, upon termination of the facility, the assets of the facility (and the Company's retained interest) would not be available to the Company until all amounts due to the conduit have been paid in full.

         Based upon the terms of the facility, the accounts receivable transactions qualify for "sale treatment" under generally accepted accounting principles. This treatment requires the Company to account for transactions with the conduit as a sale of accounts receivable instead of reflecting the conduit's net investment as long-term debt with a pledge of accounts receivable as collateral. Absent this "sale treatment," the Company's balance sheet would reflect additional accounts receivable and long-term debt, which could be a factor in the Company's ability to raise capital; however, results of operations would not be significantly impacted.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit-worthiness. The Company continually monitors collections and payments from customers and maintains an allowance for estimated credit losses based upon its historical experience, how delinquent accounts ultimately charge-off, aging of

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

accounts and any specific customer collection issues identified (e.g., bankruptcy). While such credit losses have historically been within expectations and provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates as in the past. If circumstances change (e.g., higher than expected defaults or bankruptcies), the Company's estimates of the recoverability of amounts due the Company could be materially reduced. The allowance for doubtful accounts and sales returns was $3.6 million and $3.5 million as of August 2, 2003 and February 1, 2003, respectively.

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

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

         As is currently the case with many companies in the retail industry, the Company's LIFO calculations have yielded inventory increases in recent years due to deflation reflected in price indices used. This is the result of the LIFO method whereby merchandise sold is valued at the cost of more recent inventory purchases (which the deflationary indices indicate to be lower), resulting in the general inventory on-hand being carried at the older, higher costs. Given these higher values and the promotional retail environment, the Company reduced the carrying value of its LIFO inventories by $7.1 million as of August 2, 2003 and February 1, 2003 to a net realizable value (NRV). Inherent in these NRV assessments and related reserves are significant management judgments and estimates regarding future merchandise selling costs and pricing. Should these estimates prove to be inaccurate, the Company may have overstated or understated its inventory carrying value. In such cases, the Company would be required to recognize cost increases or decreases in costs of goods sold, and impact operating income accordingly, at the time of such determination.

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

         Net deferred taxes were a liability of $2.3 million and an asset of $7.2 million as of August 2, 2003 and February 1, 2003, respectively. No valuation allowance has been established against the deferred tax assets, as the Company believes these tax benefits will be realizable through reversal of existing deferred tax liabilities, tax carry-back availability and future taxable income. If actual results

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish a valuation allowance, which could materially impact its financial position and results of operations.

         Legislation changes currently proposed by certain states in which the Company operates could have a materially adverse impact on future operating results of the Company. These changes principally involve state income tax laws.

LONG-LIVED ASSETS

         Property, fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in the Company's business model or capital strategy can result in the actual useful lives differing from the Company's estimates. In cases where the Company determines that the useful life of property, fixtures and equipment should be shortened, the Company depreciates the net book value in excess of the salvage value over its revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or leasehold improvements could also result in shortened useful lives. Net property, fixtures and equipment amounted to $130.2 million and $136.2 million as of August 2, 2003 and February 1, 2003, respectively.

         The Company assesses, on a store-by-store basis, the impairment of identifiable long-lived assets--primarily property, fixtures and equipment-- whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include the following:

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

         Newly opened stores may require time to generate positive operating and cash flow results. Factors such as store type, store location, current marketplace awareness of the Company's private label brands, local customer demographic data and current fashion trends are all considered in determining the time-frame required for a store to achieve positive financial results. If economic conditions prove to be substantially different from the Company's expectations, the carrying value of new stores may ultimately become impaired.

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

GOODWILL AND INTANGIBLE ASSETS

         Net goodwill was $3.0 million as of August 2, 2003 and February 1,
2003.

         Intangible assets are comprised of lease interests that relate to below-market-rate leases purchased in store acquisitions completed in fiscal years 1992 through 1999, which were adjusted to reflect fair market value. These leases had average lives of twenty-five years. Net intangible assets amounted to $6.4 million and $6.5 million as of August 2, 2003 and February 1, 2003, respectively.

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

SECURITIZATIONS

         A significant portion of the Company's funding is through off-balance-sheet credit card securitizations. This funding is via sales of certain accounts receivable through an accounts receivable facility (the "facility"). The sale of receivables is to The Bon-Ton Receivables Partnership, LP ("BTRLP"), a special purpose entity as defined by SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--A Replacement of FASB Statement No. 125." BTRLP is a wholly owned subsidiary of the Company. BTRLP may sell accounts receivable with a purchase price up to $150.0 million through the facility to a conduit on a revolving basis.

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

         The Company recognized securitization income of $1.9 million and $2.4 million for the thirteen weeks ended August 2, 2003 and August 3, 2002, respectively, and $4.4 million and $5.2 million for the twenty-six weeks ended August 2, 2003 and August 3, 2002, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

         The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report and, based on this evaluation, concluded that the Company's disclosure controls and procedures, which have been designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, are effective.

         No change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) has occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         There have been no material developments in any legal proceedings since the Company's disclosure in its 2002 Annual Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 17, 2003, the Company held its Annual Meeting of Shareholders. The following matters were submitted for vote:

1. The following individuals were nominated and elected by the votes set forth to serve as the directors of the Company:

M. Thomas Grumbacher                      For:    40,833,936
                           Withhold Authority:       209,089

Robert B. Bank                            For:    40,856,463
                           Withhold Authority:       186,502

Philip M. Browne                          For:    40,856,463
                           Withhold Authority:       186,502

Shirley A. Dawe                           For:    40,892,163
                           Withhold Authority:       150,802

                    THE BON-TON STORES, INC. AND SUBSIDIARIES

Marsha M. Everton                         For:    40,892,090
                           Withhold Authority:       150,875

Samuel J. Gerson*                         For:    39,538,988
                           Withhold Authority:     1,503,977

Michael L. Gleim                          For:    39,556,782
                           Withhold Authority:     1,486,183

Robert E. Salerno                         For:    40,882,127
                           Withhold Authority:       160,838

Robert C. Siegel                          For:    40,907,263
                           Withhold Authority:       135,702

Leon D. Starr                             For:    40,902,616
                           Withhold Authority:       140,349

Thomas W. Wolf                            For:    40,907,263
                           Withhold Authority:       135,702

* Mr. Gerson passed away in July 2003. On July 21, 2003, the Board of Directors of the Company elected to reduce the size of the Board from eleven members to ten members. Consequently, the Company will not fill Mr. Gerson's position.

2. The holders of 37,019,325 shares voted in favor of, the holders of 770,808 shares voted against and the holders of 30,693 shares abstained with respect to the amendment of The Bon-Ton Stores, Inc. 2000 Stock Incentive Plan.

3. The holders of 39,492,991 shares voted in favor of, the holders of 1,536,560 shares voted against and the holders of 13,414 shares abstained with respect to ratification of the appointment of KPMG LLP as independent auditor of The Bon-Ton Stores, Inc.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

      10.1   Amended and Restated Employment Agreement for Frank Tworecke

      31.1   Certification of Tim Grumbacher

      31.2   Certification of James H. Baireuther

      32.1 Certifications Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES

(b) Reports on Form 8-K filed during the quarter:

     1. A Current Report on Form 8-K dated July 25, 2003 was filed with the Securities and Exchange Commission on July 29, 2003 to report, under
        Item 5, that the Registrant issued a press release with respect to its submission of a proposal to the Board of Directors of The Elder-Beerman Stores Corp. to provide for a combination of Elder-Beerman and The Bon-Ton Stores, Inc.

    The following Reports on Form 8-K were filed subsequent to August 2, 2003 but prior to the filing of this Quarterly Report on Form 10-Q:

     2. A Current Report on Form 8-K dated August 21, 2003 was filed with the Securities and Exchange Commission on August 21, 2003 to report, under
        Item 12, that the Registrant issued a press release with respect to its results of operations for the thirteen weeks ended August 2, 2003.

     3. A Current Report on Form 8-K dated September 9, 2003 was filed with the Securities and Exchange Commission on September 9, 2003 to report, under
        Item 5, that the Registrant issued a press release with respect to a dividend declaration.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     THE BON-TON STORES, INC.

DATE: September 15, 2003                         BY:  /s/ Tim Grumbacher
                                                     ---------------------------
                                                      Tim Grumbacher
                                                      Chairman of the Board and
                                                      Chief Executive Officer

DATE: September 15, 2003                         BY:  /s/ James H. Baireuther
                                                     ---------------------------
                                                      James H. Baireuther
                                                      Vice Chairman, Chief
                                                      Administrative Officer and
                                                      Chief Financial Officer