Form 10-Q
period 2003-11-01
BON TON STORES INC
filed 2003-12-15
CIK 878079

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter ended November 1, 2003                    Commission File Number
                                                                 0-19517

                            THE BON-TON STORES, INC.
                             2801 EAST MARKET STREET
                            YORK, PENNSYLVANIA 17402
                                 (717) 757-7660

INCORPORATED IN PENNSYLVANIA                              IRS NO. 23-2835229

                               ------------------

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

         As of December 10, 2003 there were 12,711,640 shares of Common Stock, $0.01 par value per share, and 2,989,853 shares of Class A Common Stock, $0.01 par value per share, outstanding.

================================================================================

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                            November 1,   February 1,
(In thousands except share and per share data)                                                 2003           2003
--------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                                 $  22,241     $  16,796
   Trade and other accounts receivable, net of allowance for doubtful accounts and sales
      returns of $8,429 and $3,540 at November 1, 2003 and February 1, 2003, respectively      169,532        46,735
   Merchandise inventories                                                                     385,935       148,618
   Prepaid expenses and other current assets                                                    20,775        12,958
   Deferred income taxes                                                                        18,930         3,205
                                                                                             ---------     ---------
    Total current assets                                                                       617,413       228,312
                                                                                             ---------     ---------
Property, fixtures and equipment at cost,
   less accumulated depreciation and amortization                                              150,646       136,201
Deferred income taxes                                                                           21,212         3,980
Goodwill and intangible assets                                                                   9,219         9,511
Other assets                                                                                    14,321         4,019
                                                                                             ---------     ---------
    TOTAL ASSETS                                                                             $ 812,811     $ 382,023
                                                                                             =========     =========
Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                                                          $ 174,884     $  53,367
   Accrued payroll and benefits                                                                 32,812        14,037
   Accrued expenses                                                                             50,156        25,546
   Current portion of long-term debt                                                            85,257           715
   Current portion of obligations under capital leases                                           1,990           250
   Income taxes payable                                                                          2,934         5,249
                                                                                             ---------     ---------
    Total current liabilities                                                                  348,033        99,164
                                                                                             ---------     ---------
Long-term debt, less current maturities                                                        235,708        64,194
Obligations under capital leases, less current maturities                                        1,333           468
Other long-term liabilities                                                                     12,657         5,851
                                                                                             ---------     ---------
    TOTAL LIABILITIES                                                                          597,731       169,677
                                                                                             ---------     ---------
Shareholders' equity
   Preferred Stock - authorized 5,000,000 shares at $0.01 par value; no shares issued                -             -
   Common Stock - authorized 40,000,000 shares at $0.01 par value; issued shares
     of 13,036,440 and 12,477,285 at November 1, 2003 and February 1, 2003, respectively           130           125
   Class A Common Stock - authorized 20,000,000 shares at $0.01 par value; issued
     shares of 2,989,853 at November 1, 2003 and February 1, 2003                                   30            30
   Treasury stock, at cost - shares of 337,800 and 277,000 at November 1, 2003 and
     February 1, 2003, respectively                                                             (1,387)       (1,132)
   Additional paid-in-capital                                                                  114,475       107,415
   Deferred compensation                                                                          (184)         (222)
   Accumulated other comprehensive income                                                       (1,439)       (1,876)
   Retained earnings                                                                           103,455       108,006
                                                                                             ---------     ---------
    TOTAL SHAREHOLDERS' EQUITY                                                                 215,080       212,346
                                                                                             ---------     ---------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $ 812,811     $ 382,023
                                                                                             =========     =========

 The accompanying notes are an integral part of these consolidated statements.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             THIRTEEN                       THIRTY-NINE
                                                            WEEKS ENDED                     WEEKS ENDED
                                                  ---------------------------------------------------------------
(In thousands except share and per share data)     November 1,      November 2,     November 1,      November 2,
(Unaudited)                                           2003             2002            2003              2002
-----------------------------------------------------------------------------------------------------------------
Net sales                                         $    180,417     $    167,542    $    474,656     $    471,949
Other income, net                                          619              520           1,709            1,607
                                                  ------------     ------------    ------------     ------------
                                                       181,036          168,062         476,365          473,556
                                                  ------------     ------------    ------------     ------------

Costs and expenses:
      Costs of merchandise sold                        113,313          104,878         298,551          301,234
      Selling, general and administrative               61,690           55,301         162,664          159,670
      Depreciation and amortization                      7,330            4,945          17,217           14,849
                                                  ------------     ------------    ------------     ------------
Income (loss) from operations                           (1,297)           2,938          (2,067)          (2,197)
Interest expense, net                                    1,437            2,413           3,983            6,789
                                                  ------------     ------------    ------------     ------------

Income (loss) before income taxes                       (2,734)             525          (6,050)          (8,986)
Income tax provision (benefit)                          (1,032)             197          (2,258)          (3,370)
                                                  ------------     ------------    ------------     ------------
NET INCOME (LOSS)                                 $     (1,702)    $        328    $     (3,792)    $     (5,616)
                                                  ============     ============    ============     ============

PER SHARE AMOUNTS --
BASIC:
      Net income (loss)                           $      (0.11)    $       0.02    $      (0.25)    $      (0.37)
                                                  ============     ============    ============     ============

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING           15,062,566       15,180,685      15,031,138       15,233,871

DILUTED:

      Net income (loss)                           $      (0.11)    $       0.02    $      (0.25)    $      (0.37)
                                                  ============     ============    ============     ============

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING         15,062,566       15,392,437      15,031,138       15,233,871

 The accompanying notes are an integral part of these consolidated statements.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         THIRTY-NINE
                                                                         WEEKS ENDED
                                                                  -------------------------
(In thousands)                                                    November 1,   November 2,
(Unaudited)                                                          2003          2002
-------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                          $  (3,792)    $  (5,616)
Adjustments to reconcile net loss to net cash used in
   operating activities:
      Depreciation and amortization                                  17,217        14,849
      Changes in operating assets and liabilities, net              (21,401)      (33,773)
                                                                  ---------     ---------
                Net cash used in operating activities                (7,976)      (24,540)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                           (9,444)       (8,244)
      Acquisition, net of cash acquired                             (97,485)            -
      Proceeds from sale of property, fixtures and equipment          1,310             2
                                                                  ---------     ---------
                Net cash used in investing activities              (105,619)       (8,242)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on long-term debt and capital lease obligations     (188,947)     (113,903)
      Proceeds from issuance of long-term debt                      301,192       151,750
      Issuance of common stock                                        6,500             -
      Common stock repurchased                                         (254)         (882)
      Cash dividends paid                                              (757)            -
      Stock options exercised                                           387             -
      Deferred financing costs paid                                  (7,839)            -
      Increase in bank overdraft balances, net                        8,758           978
                                                                  ---------     ---------
                Net cash provided by financing activities           119,040        37,943

                Net increase in cash and cash equivalents             5,445         5,161

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     16,796         9,752

                                                                  ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  22,241     $  14,913
                                                                  =========     =========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest paid                                               $   5,649     $   5,597
      Net income taxes (refunded) paid                            $  (5,870)    $  12,096

 The accompanying notes are an integral part of these consolidated statements.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

         The Bon-Ton Stores, Inc., a Pennsylvania corporation, was incorporated on January 31, 1996 as the successor of a company incorporated on January 31, 1929 and currently operates as one business segment, through its subsidiaries, 142 retail department stores located in Connecticut, Illinois, Indiana, Iowa, Kentucky, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Vermont, West Virginia and Wisconsin.

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements include accounts of The Bon-Ton Stores, Inc. and all of its wholly owned subsidiaries (the "Company"). All intercompany transactions and balances have been eliminated in consolidation.

         The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation of interim periods have been included. The Company's business is seasonal in nature and results of operations for interim periods presented are not necessarily indicative of results for the full fiscal year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2003 (the "2002 Annual Report") and the consolidated financial statements and notes thereto included in Exhibit 99.8 of the Company's Current Report on Form 8-K filed on November 7, 2003.

2.       ACQUISITION

         Effective October 24, 2003, pursuant to the Agreement and Plan of Merger dated as of September 15, 2003, among the Company, The Elder-Beerman Stores Corp. ("Elder-Beerman") and Elder Acquisition Corp., an indirect wholly owned subsidiary of the Company ("Merger Sub"), Merger Sub was merged with and into Elder-Beerman with Elder-Beerman continuing as the surviving corporation and as an indirect wholly owned subsidiary of the Company (the "Merger"). Elder-Beerman is headquartered in Dayton, Ohio and operates sixty-nine department and home furniture stores in Illinois, Indiana, Iowa, Kentucky, Michigan, Ohio, Pennsylvania, West Virginia and Wisconsin.

         Prior to the Merger, Merger Sub had acquired 10,892,494 shares of Elder-Beerman common stock, representing approximately 94% of the outstanding Elder-Beerman common stock, pursuant to a tender offer for all of the outstanding shares of Elder-Beerman common stock. The consideration paid pursuant to the tender offer was $8.00 in cash per share of Elder-Beerman common stock. As a result of the Merger, each share of Elder-Beerman common stock outstanding at the effective time of the Merger was converted into the right to receive $8.00 in cash. On October 23, 2003, there were 11,585,457 shares of Elder-Beerman common stock outstanding. Following consummation of the Merger, the Elder-Beerman common stock was delisted from Nasdaq. As of November 1, 2003, the consolidated balance sheet of the Company includes a liability of $5,544 for Elder-Beerman common stock not yet tendered.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

         Effective October 24, 2003, the Company amended and restated its revolving credit facility agreement. The amendment increases the line of credit from $150,000 to $300,000; modifies certain borrowing availability, interest and fee calculation elements; and alters the agreement expiration date from April 2008 to October 2007. In addition, the Company entered into a $25,000 term loan agreement.

         In conjunction with the Merger, Elder-Beerman's accounts receivable facility was amended, effective October 24, 2003. The amendment decreases the line of credit from $135,000 to $100,000, changes some of the financial institutions involved, modifies certain terms and alters the agreement expiration date from July 2005 to July 2004.

         The Company amended its accounts receivable facility agreement, effective October 24, 2003. The amendment modifies certain terms, interest and fee calculation elements; and extends the agreement expiration date from January 2004 to October 2004. The facility amount remained unchanged at $150,000.

         The Company obtained equity financing in an aggregate amount of $6,500 from the Chairman and Chief Executive Officer of the Company, pursuant to a Stock Purchase Agreement dated as of October 23, 2003 under which the Company issued 476,890 shares, at fair market value, of the Company's common stock.

         The primary reason for the acquisition was the addition of sixty-nine stores and the corresponding increase in geographic presence as well as the Company's belief in the opportunity for enhanced growth, purchasing leverage and profitability.

         The Company's consolidated balance sheet and consolidated statements of operations for the thirteen and thirty-nine weeks ended November 1, 2003 include Elder-Beerman operations for the period from October 24, 2003 through November 1, 2003. Elder-Beerman operations reflect preliminary purchase accounting, which is subject to future refinement based upon updated fair value valuations of net assets acquired.

         The acquisition purchase price was $109,311, consisting of the purchase of common stock, settlement of stock options, and various professional fees incurred relative to the acquisition process.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

         The following pro forma information presents the results of operations of the Company as if the Elder-Beerman acquisition had taken place at the beginning of the respective periods presented:

                                                       THIRTEEN                    THIRTY-NINE
                                                      WEEKS ENDED                  WEEKS ENDED
                                              --------------------------------------------------------
                                              November 1,    November 2,    November 1,    November 2,
                                                 2003           2002           2003            2002
                                              (Pro Forma)    (Pro Forma)    (Pro Forma)    (Pro Forma)
------------------------------------------------------------------------------------------------------
Net sales                                      $ 309,233      $ 318,434      $ 867,082      $ 897,585
Other income, net                                  1,222          1,224          3,635          3,696
                                               ---------      ---------      ---------      ---------
                                                 310,455        319,658        870,717        901,281
                                               ---------      ---------      ---------      ---------

Costs and expenses:
    Costs of merchandise sold                    197,057        203,408        553,691        577,068
    Selling, general and administrative          108,897        103,780        296,171        299,624
    Depreciation and amortization                  8,457          6,160         20,724         18,487
                                               ---------      ---------      ---------      ---------
Income (loss) from operations                     (3,956)         6,310            131          6,102
Interest expense, net                              4,335          6,464         13,876         18,783
                                               ---------      ---------      ---------      ---------

Loss before income taxes and
 cumulative effect of changes in
 accounting principles                            (8,291)          (154)       (13,745)       (12,681)

Income tax benefit                                (3,033)           (65)        (5,028)        (4,752)
                                               ---------      ---------      ---------      ---------

Loss before cumulative effect of
changes in accounting principles                  (5,258)           (89)        (8,717)        (7,929)

Cumulative effect of changes in accounting
principles, net of tax                                 -              -              -        (14,060)
                                               ---------      ---------      ---------      ---------
NET LOSS                                       $  (5,258)     $     (89)     $  (8,717)     $ (21,989)
                                               =========      =========      =========      =========

LOSS PER SHARE--
    Basic                                      $   (0.34)     $   (0.01)     $   (0.56)     $   (1.40)

    Diluted                                    $   (0.34)     $   (0.01)     $   (0.56)     $   (1.40)

         Pro forma adjustments have been made to reflect depreciation and amortization on the accounting base recognized in recording the acquisition, interest expense on borrowings used to finance the acquisition and issuance of 476,890 shares of the Company's common stock to the Chairman and Chief Executive Officer of the Company.

         The pro forma thirteen weeks and thirty-nine weeks ended November 1, 2003 include nonrecurring charges directly attributable to the acquisition transaction of $6,201 and $6,887, respectively, principally representing professional service fees, legal expenses and the write-off of deferred financing fees paid prior to the acquisition. In addition, the pro forma thirteen weeks and thirty-nine weeks ended November 1, 2003 include nonrecurring charges of $2,318 reflecting an asset impairment charge for the write-off of duplicate information systems software due to the acquisition.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

         The pro forma thirty-nine weeks ended November 2, 2002 includes the cumulative effect of changes in accounting principles associated with an Elder-Beerman goodwill impairment charge of $14,060 taken pursuant to adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

         The above pro forma results of operations is presented for informational purposes only, is not necessarily indicative of actual results of operations had the acquisition been effected at the beginning of the respective periods presented, does not reflect potential synergies, integration costs and other such costs or savings and is not indicative of future results.

3.       STOCK-BASED COMPENSATION

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

         Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." No stock-based employee compensation is reflected in net income for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                     THIRTEEN                    THIRTY-NINE
                                                    WEEKS ENDED                  WEEKS ENDED
                                             -------------------------   -------------------------
                                             November 1,   November 2,   November 1,   November 2,
                                                2003          2002          2003          2002
--------------------------------------------------------------------------------------------------
Net income (loss), as reported                 $(1,702)      $   328       $(3,792)      $(5,616)
Deduct: Total stock-option-based
employee compensation expense
determined under fair-value-based methods
for all awards, net of related tax effects         (83)         (104)         (249)         (312)
                                               -------       -------       -------       -------
Pro forma net income (loss)                    $(1,785)      $   224       $(4,041)      $(5,928)
                                               =======       =======       =======       =======
Earnings (loss) per share

         Basic      As reported                $ (0.11)      $  0.02       $ (0.25)      $ (0.37)
                    Pro forma                    (0.12)         0.01         (0.27)        (0.39)

         Diluted    As reported                $ (0.11)      $  0.02       $ (0.25)      $ (0.37)
                    Pro forma                    (0.12)         0.01         (0.27)        (0.39)

The Company used the Black-Scholes option pricing model to calculate the fair value of the stock options at the grant date.

4.       PER SHARE AMOUNTS

         The presentation of earnings per share ("EPS") requires a reconciliation of numerators and denominators used in basic and diluted EPS calculations. The numerator, net income or loss, is identical in both calculations. The following table presents a reconciliation of weighted average shares outstanding for the respective calculations for each period presented on the accompanying consolidated statements of operations:

                                          THIRTEEN                     THIRTY-NINE
                                         WEEKS ENDED                   WEEKS ENDED
                                 --------------------------    --------------------------
                                 November 1,    November 2,    November 1,    November 2,
                                    2003           2002           2003           2002
-----------------------------------------------------------------------------------------
Basic calculation                 15,062,566     15,180,685     15,031,138     15,233,871
Effect of dilutive shares ---
     Restricted Shares                     -        106,294              -              -
     Options                               -        105,458              -              -
                                  ----------     ----------     ----------     ----------
Diluted calculation               15,062,566     15,392,437     15,031,138     15,233,871
                                  ==========     ==========     ==========     ==========

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

         The following securities were antidilutive and, therefore, were not included in the computation of diluted earnings per share amounts for the periods indicated:

                                          THIRTEEN                     THIRTY-NINE
                                         WEEKS ENDED                   WEEKS ENDED
                                 --------------------------    --------------------------
                                 November 1,    November 2,    November 1,    November 2,
                                    2003           2002           2003           2002
-----------------------------------------------------------------------------------------
Antidilutive shares ---
     Restricted Shares             150,529              -        142,098        176,232
     Options                       920,382        619,764        937,057        961,664

         Certain securities were excluded from the computation of dilutive shares due to the Company's net loss position in the thirteen weeks ended November 1, 2003 and thirty-nine weeks ended November 1, 2003 and November 2, 2002. The following table shows the approximate effect of dilutive securities had the Company reported profit for these periods:

                                              THIRTEEN                     THIRTY-NINE
                                             WEEKS ENDED                   WEEKS ENDED
                                     --------------------------    --------------------------
                                     November 1,    November 2,    November 1,    November 2,
                                        2003           2002           2003           2002
---------------------------------------------------------------------------------------------
Effect of dilutive securities ---
     Restricted Shares                 121,629        106,294        104,167        100,581
     Options                           329,366        105,458        184,309        104,196

5.       EXIT OR DISPOSAL ACTIVITIES

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

         Following is a roll-forward of the accrual as of February 1, 2003 through November 1, 2003 related to the distribution center and store closures:

                       February 1,                               November 1,
                          2003       Fiscal 2003   Fiscal 2003      2003
                         Balance      Provision     Payments       Balance
----------------------------------------------------------------------------
Termination benefits      $ 220         $  58         $ 278         $   -
Other closing costs         255           (16)           94           145
                          -----         -----         -----         -----
Total                     $ 475         $  42         $ 372         $ 145
                          =====         =====         =====         =====

         As of November 1, 2003, the remaining York, Pennsylvania distribution center rental obligation through lease expiration in December 2020 is $9,461. The Company continues to utilize a portion of this facility for its data processing operations center and intends to sublet the remaining space. The Company anticipates that the fair market value of any sublet income will equal or exceed its remaining rent obligation.

         During the thirteen weeks ended August 2, 2003, the Company sold its Harrisburg, Pennsylvania distribution center, resulting in a gain on sale of $933 classified within selling, general and administrative expenses.

6.       SALE OF RECEIVABLES

         The Company securitizes its Bon-Ton proprietary credit card portfolio through a Bon-Ton accounts receivable facility (the "facility"). Under the securitization agreement, which is contingent upon receivables meeting certain performance criteria, the Company has the option to sell through The Bon-Ton Receivables Partnership, LP ("BTRLP"), a wholly owned subsidiary of the Company and qualifying special purpose entity under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," up to $150,000 of an undivided percentage interest in the receivables on a limited recourse basis. In connection with the securitization agreement, the Company retains servicing responsibilities, subordinated interests and an interest-only strip, all of which are retained interests in the securitized receivables. The Company retains annual servicing fees of 2.0% of the outstanding balance and rights to future cash flows arising after investors in the securitization have received the return for which they contracted. The investors have no recourse to the Company's other assets for failure of debtors to pay when due. The Company's retained interests are subordinate to the investors' interests. The value of the retained interest is subject to credit, prepayment and interest rate risks. The Company does not recognize a servicing asset or liability, as the amount received for servicing the receivables is a reasonable approximation of market rates and servicing costs.

         As of November 1, 2003 and February 1, 2003, credit card receivables were sold under the securitization agreement in the amount of $127,400 and $145,000, respectively, and the Company had subordinated interests of $51,783 and $44,520, respectively, related to the amounts sold that were included in the accompanying consolidated balance sheets as trade and other accounts receivable. The Company accounts for its subordinated interest in the receivables in accordance with

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company has not recognized any unrealized gains or losses on its subordinated interest, as the current carrying value of customer revolving charge accounts receivable is a reasonable estimate of fair value and average interest rates approximate current market origination rates. Subordinated interests as of November 1, 2003 and February 1, 2003 included restricted cash of $6,103 and $6,222, respectively, required based upon terms of the facility agreement.

         New receivables are sold on a continual basis to replenish each investor's respective level of participation in receivables that have been repaid by credit card holders.

         The Company recognized securitization income of $1,897 and $1,772 on securitization of credit card receivables during the thirteen weeks ended November 1, 2003 and November 2, 2002, respectively, and $6,315 and $7,018 during the thirty-nine weeks ended November 1, 2003 and November 2, 2002, respectively. This income is reported as a component of selling, general and administrative expenses.

         The Company retained net proceeds from servicing fees, which it reported as a component of selling, general and administrative expenses, of $666 and $691 for the thirteen weeks ended November 1, 2003 and November 2, 2002, respectively, and $2,043 and $2,156 for the thirty-nine weeks ended November 1, 2003 and November 2, 2002, respectively. As of November 1, 2003, $6,462 of the total managed credit card receivables were sixty-one days or more past due. Net credit losses on the total managed credit card receivables were $1,995 and $1,845 for the thirteen weeks ended November 1, 2003 and November 2, 2002, respectively, and $5,713 and $5,297 for the thirty-nine weeks ended November 1, 2003 and November 2, 2002, respectively.

7.       STOCK REPURCHASES

         On February 7, 2002, the Company announced a stock repurchase program authorizing the purchase of up to $2,500 of Company stock from time to time. During the thirteen weeks ended November 1, 2003, the Company purchased no stock. During the thirty-nine weeks ended November 1, 2003, the Company purchased 60,800 shares at a cost of $254. On a cumulative basis, since February 7, 2002, the Company purchased 337,800 shares at a cost of $1,387 pursuant to this stock purchase program. Treasury stock is accounted for by the cost method.

8.       IMPLEMENTATION OF NEW ACCOUNTING STANDARD

         As is standard industry practice, the Company receives allowances from merchandise vendors as reimbursement for charges incurred on marked-down merchandise. Vendor allowances are credited to costs of goods sold, provided the allowance is: (1) collectable, (2) for merchandise either permanently marked down or sold, (3) not predicated on future purchases, (4) not predicated on a future increase in the purchase price from the vendor, and (5) authorized by internal management. If the aforementioned criteria are not met, the Company reflects the allowances as an adjustment to the cost of merchandise capitalized in inventory.

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

         In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), which is effective prospectively for all vendor arrangements entered into after December 31, 2002. EITF 02-16 requires that consideration received from vendors be considered a reduction of the prices of vendors' products and shown as a reduction of cost of sales when recognized in the income statement of the customer. If the consideration represents a reimbursement of specific incremental identifiable costs incurred, these amounts should be offset against the related costs with any excess consideration recorded in cost of sales. The Company's current accounting policies are consistent with the provisions of EITF 02-16 and, therefore, adoption of EITF 02-16 did not have a material impact on the Company's financial position or results of operations in fiscal 2002 or the thirteen and thirty-nine weeks ended November 1, 2003.

9.       SUBSEQUENT EVENTS

         On December 9, 2003, the Company announced a quarterly cash dividend of $0.025 per share on Class A Common Stock and Common Stock, payable January 15, 2004 to shareholders of record as of January 1, 2004.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

         The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented:

                                                    THIRTEEN                   THIRTY-NINE
                                                   WEEKS ENDED                 WEEKS ENDED
                                            -------------------------   -------------------------
                                            November 1,   November 2,   November 1,   November 2,
                                               2003          2002          2003          2002
-------------------------------------------------------------------------------------------------
Net sales                                      100.0%        100.0%       100.0%         100.0%
Other income, net                                0.3           0.3          0.4            0.3
                                               -----         -----        -----          -----
                                               100.3         100.3        100.4          100.3
                                               -----         -----        -----          -----
Costs and expenses:
      Costs of merchandise sold                 62.8          62.6         62.9           63.8
      Selling, general and administrative       34.2          33.0         34.3           33.8
      Depreciation and amortization              4.1           3.0          3.6            3.1
                                               -----         -----        -----          -----
Income (loss) from operations                   (0.7)          1.8         (0.4)          (0.5)
Interest expense, net                            0.8           1.4          0.8            1.4
                                               -----         -----        -----          -----
Income (loss) before income taxes               (1.5)          0.3         (1.3)          (1.9)
Income tax provision (benefit)                  (0.6)          0.1         (0.5)          (0.7)
                                               -----         -----        -----          -----
Net income (loss)                               (0.9)%         0.2%        (0.8)%         (1.2)%
                                               -----         -----        -----          -----

         Effective October 24, 2003, the Company acquired The Elder-Beerman Stores Corp. ("Elder-Beerman"). Elder-Beerman is headquartered in Dayton, Ohio and operates sixty-nine department and home furniture stores in Illinois, Indiana, Iowa, Kentucky, Michigan, Ohio, Pennsylvania, West Virginia and Wisconsin. Results of operations for the thirteen and thirty-nine weeks ended November 1, 2003 include Elder-Beerman operations for the period from October 24, 2003 through November 1, 2003. Elder-Beerman operations reflect preliminary purchase accounting, which is subject to future refinement based upon updated fair value valuations of net assets acquired.

THIRTEEN WEEKS ENDED NOVEMBER 1, 2003 COMPARED TO THIRTEEN WEEKS ENDED NOVEMBER 2, 2002

         For purposes of the following discussions, all references to "third quarter of 2003" and "third quarter of 2002" are to the Company's thirteen-week periods ended November 1, 2003 and November 2, 2002, respectively.

         NET SALES. Net sales for the third quarter of 2003 were $180.4 million, reflecting an increase of $12.9 million, or 7.7%, from the same period last year. Net sales include $15.3 million from Elder-Beerman operations for the period from October 24, 2003 through November 1, 2003. Comparable store sales, which exclude the impact of Elder-Beerman and the Red Bank, New Jersey store closed in January 2003, decreased 0.8% in the third quarter of 2003. Business families recording comparable

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

store sales increases for the third quarter of 2003 were Cosmetics, Shoes, Intimate, Coats and Home. Business families reflecting the largest comparable store sales decreases were Dresses, Juniors, Children's, Men's Collections, Misses' Sportswear, and Petites.

         OTHER INCOME, NET. Net other income, principally income from leased departments, was $0.6 million, or 0.3% of net sales, in the third quarter of 2003 compared to $0.5 million, or 0.3% of net sales, in the third quarter of 2002.

         COSTS AND EXPENSES. Gross margin was $67.1 million for the third quarter of 2003 compared to $62.7 million for the same period last year, an increase of $4.4 million. Gross margin as a percentage of net sales decreased
0.2 percentage point to 37.2% for the third quarter of 2003 from 37.4% for the same period last year. The decrease in gross margin rate resulted primarily from increased markdowns. The increase in gross margin dollars for the third quarter of 2003 was due to Elder-Beerman operations for the period from October 24, 2003 through November 1, 2003, partially offset by lower comparable store sales and a decreased gross margin rate.

         Selling, general and administrative expenses for the third quarter of 2003 were $61.7 million compared to $55.3 million for the third quarter of 2002, reflecting an increase of $6.4 million. The increase in selling, general and administrative dollars was largely due to the addition of Elder-Beerman operations for the period from October 24, 2003 through November 1, 2003. In addition, selling, general and administrative expenses increased due to reduced vendor credits, increased corporate expenses and store pre-opening expenses. The current year expense rate increased 1.2 percentage points to 34.2% of net sales, relative to 33.0% of net sales in the same period last year. The expense rate increase principally reflects a decline in comparable store sales and the expense increases discussed above.

         Depreciation and amortization in the third quarter of 2003 was $7.3 million, an increase of $2.4 million compared to $4.9 million in the third quarter of 2002. The increase reflects an asset impairment charge of $2.3 million for the write-off of duplicate information systems software due to the acquisition of Elder-Beerman.

         INCOME (LOSS) FROM OPERATIONS. Loss from operations in the third quarter of 2003 was $1.3 million, or 0.7% of net sales, compared to income from operations of $2.9 million, or 1.8% of net sales, in the third quarter of 2002.

         INTEREST EXPENSE, NET. Net interest expense was $1.4 million, or 0.8% of net sales, in the third quarter of 2003 compared to $2.4 million, or 1.4% of net sales, in the third quarter of 2002. The decrease in net interest expense was largely due to fair market value adjustments on interest rate swap agreements. Interest expense for the third quarter of 2003 and third quarter of 2002 included a reduction of interest expense of $0.3 million and an increase in interest expense of $0.4 million, respectively, related to fair market value adjustments on interest rate swaps.

         INCOME TAX PROVISION (BENEFIT). The effective tax rate increased 0.2 percentage point to 37.7% in the third quarter of 2003 from 37.5% in the third quarter of 2002.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

         NET INCOME (LOSS). Net loss in the third quarter of 2003 was $1.7 million, or 0.9% of net sales, compared to net income of $0.3 million, or 0.2% of net sales, in the third quarter of 2002.

THIRTY-NINE WEEKS ENDED NOVEMBER 1, 2003 COMPARED TO THIRTY-NINE WEEKS ENDED NOVEMBER 2, 2002

         For purposes of the following discussions, all references to "2003" and "2002" are to the Company's thirty-nine week periods ended November 1, 2003 and November 2, 2002, respectively.

         NET SALES. Net sales in 2003 were $474.7 million, reflecting a 0.6% increase over net sales in 2002 of $471.9 million. Net sales include $15.3 million from Elder-Beerman operations for the period from October 24, 2003 through November 1, 2003. Comparable store sales, which exclude the impact of Elder-Beerman and the Red Bank, New Jersey store closed in January 2003, decreased 2.0% in 2003. Business families recording comparable store sales increases were Coats, Home, Shoes, Accessories, Cosmetics and Intimate. Business families reflecting the largest comparable store sales decreases were Dresses, Men's Collections, Misses' Sportswear, Children's and Juniors.

         OTHER INCOME, NET. Net other income, principally income from leased departments, was 0.4% of net sales in 2003 and 0.3% of net sales in 2002.

         COSTS AND EXPENSES. Gross margin was $176.1 million in 2003 compared to $170.7 million in 2002, an increase of $5.4 million. Gross margin as a percentage of net sales increased 0.9 percentage point to 37.1% for 2003 from 36.2% for the same period last year. Gross margin includes the impact of Elder-Beerman operations for the period from October 24, 2003 through November 1, 2003.

         The increased gross margin rate was primarily the result of decreased markdowns on seasonal merchandise and a reduction, reflecting historical performance, in inventory shrinkage accrual rates. During the first quarter of 2002, in response to a difficult retail environment and increased price competition, the Company accelerated the timing of markdowns on seasonal merchandise; this accelerated cadence for seasonal merchandise markdowns has been continued through the third quarter of 2003. To implement this accelerated cadence, the Company recognized increased markdowns in the first quarter of 2002. The impact of the two factors discussed above were partially offset by increased markdowns in the second and third quarters of 2003 relative to the respective prior year periods due to increased competitive pressure. The increase in gross margin dollars for 2003 was due to the impact of Elder-Beerman operations for the period from October 24, 2003 through November 1, 2003 and the increased gross margin rate, partially offset by a decline in comparable store sales.

         Selling, general and administrative expenses for 2003 were $162.7 million compared to $159.7 million for 2002, reflecting an increase of $3.0 million. The increase in selling, general and administrative dollars was largely due to the addition of Elder-Beerman operations for the period from October 24, 2003 through November 1, 2003, partially offset by decreased payroll expense and a gain on the sale of the Harrisburg, Pennsylvania distribution center of $0.9 million. The expense rate increased 0.5 percentage point, to 34.3% in 2003 from 33.8% in 2002, due to decreased comparable store sales.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

         Depreciation and amortization in 2003 increased $2.4 million, to $17.2 million in 2003 from $14.8 million in 2002. The increase reflects an asset impairment charge of $2.3 million for the write-off of duplicate information systems software due to the acquisition of Elder-Beerman.

         LOSS FROM OPERATIONS. Loss from operations in 2003 was $2.1 million, or 0.4% of net sales, compared to a loss from operations of $2.2 million, or 0.5% of net sales, in 2002.

         INTEREST EXPENSE, NET. Net interest expense was $4.0 million, or 0.8% of net sales, in 2003 compared to $6.8 million, or 1.4% of net sales, in 2002. The $2.8 million decrease in net interest expense was primarily due to fair market value adjustments on interest rate swap agreements. Interest expense in 2003 and 2002 included a reduction of interest expense of $1.6 million and an increase in interest expense of $0.8 million, respectively, related to fair market value adjustments on interest rate swaps.

         INCOME TAX BENEFIT. The effective tax rate decreased 0.2 percentage point to 37.3% in 2003 from 37.5% in 2002.

         NET LOSS. Net loss in 2003 was $3.8 million compared to a net loss of $5.6 million in 2002.

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

         The Company does not believe inflation had a material effect on operating results during the thirty-nine weeks ended November 1, 2003 and November 2, 2002. However, there can be no assurance that the Company's business will not be affected by inflationary adjustments in the future.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital requirements are currently met through a combination of cash, borrowings under its revolving credit facility, borrowings under its Elder-Beerman accounts receivable facility and proceeds from its Bon-Ton accounts receivable facility.

         The following table summarizes material measures of the Company's liquidity and capital resources:

                                                       November 1,   November 2,
(Dollars in millions)                                      2003         2002
--------------------------------------------------------------------------------
Working capital                                          $ 269.4       $ 157.2

Current ratio                                             1.77:1        2.22:1

Debt to total capitalization (debt plus equity)           0.60:1        0.35:1

Unused availability under revolving credit facility      $ 104.6       $  64.4

         For the thirty-nine weeks ended November 1, 2003, net cash used in operating activities was $8.0 million compared to $24.5 million for the comparable period last year. The reduction in net cash used in operating activities reflects cash provided by Elder-Beerman operating activities, increased accounts payable, increased accrued expenses, lower income taxes paid and deferred tax changes--offset by increased accounts receivable, long-term assets and merchandise inventories relative to beginning year balances.

         Net cash used in investing activities was $105.6 million for the thirty-nine weeks ended November 1, 2003 compared to $8.2 million for the comparable period last year. The increase in net cash used in investing activities largely reflects funds used for the acquisition of Elder-Beerman.

         Net cash provided by financing activities was $119.0 million for the thirty-nine weeks ended November 1, 2003 compared to $37.9 million for the comparable period of 2002. The increase in net cash provided by financing activities principally reflects the borrowings to fund the Elder-Beerman acquisition.

         The Company's consolidated balance sheet at November 1, 2003 reflects significant changes from balances at February 1, 2003 due to seasonality and the impact of the Elder-Beerman acquisition, particularly trade and other accounts receivable, merchandise inventories, accounts payable and long-term debt. The impact of Elder-Beerman includes preliminary purchase accounting, which is subject to future refinement based upon updated fair value valuations of net assets acquired.

         Effective October 24, 2003, the Company amended and restated its revolving credit facility agreement. The amendment increases the line of credit from $150.0 million to $300.0 million; modifies certain borrowing availability, interest and fee calculation elements; and alters the agreement expiration date from April 2008 to October 2007. In addition, the Company entered into a $25.0 million term loan agreement.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

         In conjunction with the Merger, Elder-Beerman's accounts receivable facility was amended, effective October 24, 2003. The amendment decreases the line of credit from $135.0 million to $100.0 million, changes some of the financial institutions involved, modifies certain terms and alters the agreement expiration date from July 2005 to July 2004.

         The Company amended its accounts receivable facility agreement, effective October 24, 2003. The amendment modifies certain terms, interest and fee calculation elements; and extends the agreement expiration date from January 2004 to October 2004. The facility amount remained unchanged at $150.0 million.

         The Company obtained equity financing in an aggregate amount of $6.5 million from the Chairman and Chief Executive Officer of the Company, pursuant to a Stock Purchase Agreement dated as of October 23, 2003 under which the Company issued 476,890 shares of the Company's common stock.

         The Company anticipates its cash flows from operations--supplemented by borrowings under its revolving credit facility, borrowings under its Elder-Berman accounts receivable facility and proceeds from its Bon-Ton accounts receivable facility--will be sufficient to satisfy its operating cash requirements for the foreseeable future.

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

                          TRANSFERS OF FINANCIAL ASSETS

         The Company engages in securitization activities involving the Company's Bon-Ton proprietary credit card portfolio as a source of funding. Gains and losses from securitizations are recognized in the consolidated statements of operations when the Company relinquishes control of the transferred financial assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a Replacement of FASB Statement No. 125" and other related pronouncements. The gain or loss on the sale of financial assets depends in part on the previous carrying amount of the assets involved in the transfer, allocated between the assets sold and the retained interests based upon their respective fair values at the date of sale.

         The Company sells undivided percentage ownership interests in certain of its Bon-Ton credit card accounts receivable to unrelated third-parties under a $150.0 million accounts receivable securitization facility (the "facility"). The unrelated third-parties, referred to as the conduit, have purchased a $127.4 million interest in the accounts receivable under the facility at November 1,

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

2003. The Company is responsible for servicing these accounts, retains a servicing fee and bears the risk of non-collection (limited to its retained interests in the accounts receivable). Associated off-balance-sheet assets and related debt were $127.4 million at November 1, 2003 and $145.0 million at February 1, 2003. Upon the facility's termination, the conduit would be entitled to all cash collections on the accounts receivable until its investment ($127.4 million at November 1, 2003) and accrued discounts are repaid. Accordingly, upon termination of the facility, the assets of the facility (and the Company's retained interest) would not be available to the Company until all amounts due to the conduit have been paid in full.

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

                          CRITICAL ACCOUNTING POLICIES

         The Company's discussion and analysis of financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. Preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of its financial statements. On an ongoing basis, the Company evaluates its estimates, including those related to merchandise returns, bad debts, inventories, intangible assets, income taxes, financings, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially lead to materially different results under different assumptions and conditions. The Company believes its critical accounting policies are as follows:

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND SALES RETURNS

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

         If circumstances change (e.g., higher than expected defaults, bankruptcies or returns), the Company's estimates of the recoverability of amounts due the Company could be materially reduced. The allowance for doubtful accounts and sales returns was $8.4 million and $3.5 million as of November 1, 2003 and February 1, 2003, respectively.

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

         The Company regularly reviews inventory on-hand and records a provision for excess or old inventory based primarily on an estimated forecast of merchandise demand for the selling season. Demand for merchandise can fluctuate greatly; a significant increase in the demand for merchandise could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory on-hand. Additionally, estimates of future merchandise demand may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess or old inventory. If the Company's inventory is determined to be overvalued in the future, the Company would be required to recognize such costs in the costs of goods sold and reduce operating income at the time of such determination. Likewise, if inventory is later determined to be undervalued, the Company may have overstated the costs of goods sold in previous periods and would be required to recognize additional operating income at the time of such determination. Therefore, although every effort is made to ensure the accuracy of forecasts of future merchandise demand, any significant unanticipated changes in

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

demand or the economy in the Company's markets could have a significant impact on the value of the Company's inventory and reported operating results.

         As is currently the case with many companies in the retail industry, the Company's LIFO calculations have yielded inventory increases in recent years due to deflation reflected in price indices used. This is the result of the LIFO method whereby merchandise sold is valued at the cost of more recent inventory purchases (which the deflationary indices indicate to be lower), resulting in the general inventory on-hand being carried at the older, higher costs. Given these higher values and the promotional retail environment, the Company reduced the carrying value of its LIFO inventories by $7.1 million as of November 1, 2003 and February 1, 2003 to a net realizable value ("NRV"). Inherent in these NRV assessments and related reserves are significant management judgments and estimates regarding future merchandise selling costs and pricing. Should these estimates prove to be inaccurate, the Company may have overstated or understated its inventory carrying value. In such cases, the Company would be required to recognize cost increases or decreases in costs of goods sold, and impact operating income accordingly, at the time of such determination.

VENDOR ALLOWANCES

         As is standard industry practice, the Company receives allowances from merchandise vendors as reimbursement for charges incurred on marked-down merchandise. Vendor allowances are credited to costs of goods sold, provided the allowance is: (1) collectable, (2) for merchandise either permanently marked down or sold, (3) not predicated on future purchases, (4) not predicated on a future increase in the purchase price from the vendor, and (5) authorized by internal management. If the aforementioned criteria are not met, the Company reflects the allowances as an adjustment to the cost of merchandise capitalized in inventory.

         Additionally, the Company receives allowances from vendors in connection with cooperative advertising programs. These amounts are recognized by the Company as a reduction of the related advertising costs that have been incurred and reflected in selling, general and administrative expenses.

INCOME TAXES

         Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The process involves the Company summarizing temporary differences resulting from differing treatment of items (e.g., inventory valuation reserves) for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The Company must then assess the likelihood that deferred tax assets will, more likely than not, be recovered from future taxable income or tax carry-back availability. To the extent the Company believes recovery cannot be established to a standard of more-likely-than-not, a valuation allowance must be established. To the extent the Company establishes a valuation allowance in a period, an expense must be recorded within the tax provision in the statement of operations.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

         Net deferred tax assets were $40.1 million and $7.2 million as of November 1, 2003 and February 1, 2003, respectively. As part of preliminary purchase accounting, a valuation allowance of $37.9 million was established against deferred tax assets and remains at November 1, 2003. No valuation allowance was established at February 1, 2003. The valuation allowance was established against a portion of the net deferred tax assets that resulted from the acquisition of Elder-Beerman. As part of the acquisition, the Company recorded $79.9 million of net deferred tax assets. Due to limitations per Internal Revenue Code Section 382, the utilization of these deferred tax assets cannot be established under a more-likely-than-not standard. If actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to adjust its valuation allowance, which could materially impact its financial position and results of operations.

         Legislative changes currently proposed by certain states in which the Company operates could have a materially adverse impact on future operating results of the Company. These changes principally involve state income tax laws.

LONG-LIVED ASSETS

         Property, fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in the Company's business model or capital strategy can result in the actual useful lives differing from the Company's estimates. In cases where the Company determines that the useful life of property, fixtures and equipment should be shortened, the Company depreciates the net book value in excess of the salvage value over its revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or leasehold improvements could also result in shortened useful lives. Net property, fixtures and equipment amounted to $150.6 million and $136.2 million as of November 1, 2003 and February 1, 2003, respectively.

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

         The Company has identified assets in the New York market with a net book value of approximately $3.7 million that have under-performed relative to the Company average. The Company has taken steps to address these issues and currently forecasts no impairment charge. Should the Company's efforts prove unsuccessful or economic conditions change, the carrying value of these assets may ultimately become impaired.

GOODWILL AND INTANGIBLE ASSETS

         Goodwill was $3.0 million as of November 1, 2003 and February 1, 2003.

         Intangible assets are comprised of lease interests that relate to below-market-rate leases acquired in store acquisitions completed in fiscal years 1992 through 1999, which were adjusted to reflect fair market value. These leases had average lives of twenty-five years. Net intangible assets amounted to $6.3 million and $6.5 million as of November 1, 2003 and February 1, 2003, respectively.

         As a result of the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," the Company annually reviews goodwill and other intangible assets that have indefinite lives for impairment and when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. The Company determines fair value using discounted cash flow analysis, which requires certain assumptions and estimates regarding industry economic factors and future profitability of acquired businesses. It is the Company's policy to conduct impairment testing based on its most current business plans, which reflect anticipated changes in the economy and the industry. If actual results prove inconsistent with Company assumptions and judgments, the Company could be exposed to a material impairment charge.

SECURITIZATIONS

         A significant portion of the Company's funding is through off-balance-sheet credit card securitizations. This funding is via sales of certain Bon-Ton accounts receivable through an accounts receivable facility (the "facility"). The sale of receivables is to The Bon-Ton Receivables Partnership, LP ("BTRLP"), a special purpose entity as defined by SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--A Replacement of FASB Statement No. 125." BTRLP is a wholly owned subsidiary of the Company. BTRLP may sell accounts receivable with a purchase price up to $150.0 million through the facility to a conduit on a revolving basis.

         The Company sells accounts receivable through securitizations with servicing retained. When the Company securitizes the accounts receivable, it surrenders control over the transferred assets and accounts for the transaction as a sale to the extent that consideration other than beneficial interests in

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

the transferred assets is received in exchange. The Company allocates the previous carrying amount of the securitized receivables between the assets sold and retained interests, based on their relative estimated fair values at the date of sale. Securitization income is recognized at the time of the sale, and is equal to the excess of the fair value of the assets obtained (principally cash) over the allocated cost of the assets sold and transaction costs. During the revolving period of each accounts receivable securitization, securitization income is recorded representing estimated gains on the sale of new receivables to the conduit on a continuous basis to replenish the investors' interest in securitized receivables that have been repaid by the credit card account holders. Fair value estimates used in the recognition of securitization income require certain assumptions of payment, default, servicing costs and interest rates. To the extent actual results differ from those estimates, the impact is recognized as securitization income.

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

         The Company recognized securitization income of $1.9 million and $1.8 million for the thirteen weeks ended November 1, 2003 and November 2, 2002, respectively, and $6.3 million and $7.0 million for the thirty-nine weeks ended November 1, 2003 and November 2, 2002, respectively.

                           FORWARD-LOOKING STATEMENTS

         Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission contain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which may be identified by words such as "may," "could," "will," "plan," "expect," "anticipate," "estimate," "project," "intend" or other similar expressions, involve important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, uncertainties affecting retail in general, such as consumer confidence and demand for soft goods; our ability to integrate the recently acquired Elder-Beerman stores into our overall operations; risks relating to leverage and debt service; competition within markets in which the Company's stores are located; and the need for, and costs associated with, store renovations and other capital expenditures. These risks and other risks are discussed in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

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

         The Company assumed Elder-Beerman's internal controls over financial reporting upon the closing of the acquisition of Elder-Beerman. The Company evaluated Elder-Beerman's internal controls over financial reporting and concluded that Elder-Beerman's existing internal controls over financial reporting are sufficient and that no material changes were required to be made to Elder-Beerman's internal controls as a result of the acquisition.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There have been no material developments in any legal proceedings since the Company's disclosure in its 2002 Annual Report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

EXHIBIT                       DESCRIPTION                               DOCUMENT LOCATION
2.1 *        Agreement and Plan of Merger dated as of           Incorporated herein by reference
             September 15, 2003 by and among The Bon-Ton        to Exhibit (d) (1) to the
             Stores, Inc., The Elder-Beerman Stores Corp.       Schedule TO filed by The Bon-Ton
             and Elder Acquisition Corp.                        Stores, Inc. with the SEC on
                                                                September 23, 2003.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES

EXHIBIT                       DESCRIPTION                               DOCUMENT LOCATION
10.1         Employment Agreement for Byron L. Bergren.         Filed herein.

10.2         Second Amended and Restated Credit Agreement       Incorporated herein by reference
             dated as of October 24, 2003 among General         to Exhibit 99.1 of the Form 8-K
             Electric Capital Corporation, The Bon-Ton          filed by The Bon-Ton Stores, Inc.
             Department Stores, Inc., Elder-Beerman and         on November 7, 2003.
             the other credit parties and lenders parties
             thereto.

10.3         Stock Purchase Agreement dated as of October       Incorporated herein by reference
             23, 2003 between The Bon-Ton Stores, Inc. and      to Exhibit 99.2 of the Form 8-K
             Tim Grumbacher.                                    filed by The Bon-Ton Stores, Inc.
                                                                on November 7, 2003.

10.4         Registration Rights Agreement dated as of          Incorporated herein by reference
             October 31, 2003 between The Bon-Ton Stores,       to Exhibit 99.3 of the Form 8-K
             Inc. and Tim Grumbacher.                           filed by The Bon-Ton Stores, Inc.
                                                                on November 7, 2003.

10.5         Master Amendment to Receivables Purchase           Incorporated herein by reference
             Agreement dated as of October 24, 2003 among       to Exhibit 99.4 of the Form 8-K
             The Bon-Ton Receivables Partnership, L.P.,         filed by The Bon-Ton Stores, Inc.
             BTRGP, Inc., Falcon Asset Securitization           on November 7, 2003.
             Corporation, Charta, LLC and EagleFunding
             Corporation, certain financial institutions
             party thereto as investors, Bank One, NA,
             Citicorp North America, Inc. and Fleet
             Securities, Inc.

10.6         Amendment No. 1 to Transfer Agreement dated        Incorporated herein by reference
             as of October 24, 2003 by and between The          to Exhibit 99.5 of the Form 8-K
             Bon-Ton Department Stores, Inc. and The            filed by The Bon-Ton Stores, Inc.
             Bon-Ton Receivables Partnership, L.P.              on November 7, 2003.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES

EXHIBIT                       DESCRIPTION                               DOCUMENT LOCATION
10.7         Omnibus Amendment No. 1 dated as of October        Incorporated herein by reference
             24, 2003 among The El-Bee Receivables              to Exhibit 99.6 of the Form 8-K
             Corporation, The El-Bee Chargit Corp.,             filed by The Bon-Ton Stores, Inc.
             Deutsche Bank Trust Company                        on November 7, 2003.
             Americas, Citicorp North America, Inc.,
             Citibank, N.A., CRC Funding, LLC, Fleet
             Securities, Inc., Fleet National Bank,
             EagleFunding Corporation, Bank One, NA and
             Falcon Asset Securitization Corporation.

10.8         Waiver Letter dated as of October 24, 2003         Incorporated herein by reference
             among The El-Bee Receivables Corporation, The      to Exhibit 99.7 of the Form 8-K
             El-Bee Chargit Corp., Citicorp North America,      filed by The Bon-Ton Stores, Inc.
             Inc., Fleet Securities, Inc., CRC Funding,         on November 7, 2003.
             LLC, EagleFunding Corporation, Citibank, NA,
             Fleet National Bank and Deutsche Bank Trust
             Company Americas.

31.1         Certification of Tim Grumbacher                    Filed herein.

31.2         Certification of James H. Baireuther               Filed herein.

32.1         Certifications Pursuant to Rules 13a-14(b)         Filed herein.
             and 15d-14(b) of the Securities Exchange Act
             of 1934.

* All schedules and exhibits to this Exhibit have been omitted in accordance with 17 CFR ss.229.601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted schedules and exhibits to the Securities and Exchange Commission upon its request.

(b) Reports on Form 8-K filed during the quarter:

         1. A Current Report on Form 8-K dated August 21, 2003 was filed with the Securities and Exchange Commission on August 21, 2003 to report, under Item 12, that the Registrant issued a press release with respect to its results of operations for the thirteen weeks ended August 2, 2003.

         2. A Current Report on Form 8-K dated September 9, 2003 was filed with the Securities and Exchange Commission on September 9, 2003 to report, under Item 5, that the Registrant issued a press release with respect to a dividend declaration.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES

The following Reports on Form 8-K were filed subsequent to November 1, 2003 but prior to the filing of this Quarterly Report on Form 10-Q:

         1. A Current Report on Form 8-K dated November 7, 2003 was filed with the Securities and Exchange Commission on November 7, 2003 to report under Item 2 and Item 5 that the Registrant acquired The Elder-Beerman Stores Corp. and executed related documents, and to file under Item 7 certain required financial information.

         2. A Current Report on Form 8-K dated November 25, 2003 was filed with the Securities and Exchange Commission on November 25, 2003 to report, under Item 12, that the Registrant issued a press release with respect to its results of operations for the thirteen weeks ended November 1, 2003.

         3. A Current Report on Form 8-K dated December 12, 2003 was filed with the Securities and Exchange Commission on December 12, 2003 to report, under Item 5, that the Registrant issued a press release with respect to a dividend declaration.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              THE BON-TON STORES, INC.

DATE: December 12, 2003                       BY:  /s/ Tim Grumbacher
                                                  ------------------------------
                                                   Tim Grumbacher
                                                   Chairman of the Board and
                                                   Chief Executive Officer

DATE: December 12, 2003                       BY:  /s/ James H. Baireuther
                                                  ------------------------------
                                                   James H. Baireuther
                                                   Vice Chairman, Chief
                                                   Administrative Officer and
                                                   Chief Financial Officer