Form 10-K
period 2004-01-31
BON TON STORES INC
filed 2004-04-30
CIK 878079

                                                         2003 FORM 10-K

                                                  (LOGO WITH PICTURE OF WOMAN)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED                        COMMISSION FILE NUMBER
               JANUARY 31, 2004                                   0-19517

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

     As of the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $45,938,000, based upon the closing price of $5.46 per share.*

     As of April 6, 2004, there were 12,756,540 shares of Common Stock, $.01 par value, and 2,989,853 shares of Class A Common Stock, $.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III -- Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders (the "Proxy Statement").

---------------

* Calculated by excluding all shares held in the treasury of the Registrant or that may be deemed to be beneficially owned by executive officers and directors of the Registrant, without conceding that all such persons are "affiliates" of the Registrant for purposes of the federal securities laws.

       References to a fiscal year in this Form 10-K refer to The Bon-Ton Stores, Inc. fiscal year, which is the 52 or 53 week period ending on the Saturday nearer January 31 of the following calendar year (e.g., a reference to fiscal 2003 is a reference to the fiscal year ended January 31, 2004).

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

       The Bon-Ton Stores, Inc. (the "Company") is a Pennsylvania corporation. The Company and its predecessors have been operating department stores since 1898.

       On October 24, 2003, the Company acquired The Elder-Beerman Stores Corp. ("Elder-Beerman"), which operated sixty-seven department stores and two furniture stores in nine states, primarily in the Midwest.

       As of January 31, 2004, the Company operated 140 department stores and two furniture stores in sixteen states from the Northeast to the Midwest under the names "Bon-Ton" and "Elder-Beerman." The stores carry a broad assortment of quality, brand-name fashion apparel and accessories for women, men and children, cosmetics, furnishings and other goods. The Bon-Ton and Elder-Beerman stores enjoy a strong reputation for providing quality merchandise at competitive prices delivered with top-quality service in targeted markets.

       The Company's executive offices are located at 2801 East Market Street, York, Pennsylvania.

MERCHANDISING

       Our stores offer opening price point, moderate and better merchandise in apparel, home furnishings, cosmetics, accessories, shoes and other categories. Sales of apparel constituted 56.5%, 59.7% and 60.7% of owned sales for fiscal 2003, 2002 and 2001, respectively (owned sales exclude leased department sales). The following table illustrates owned sales by product category for fiscal 2003, 2002 and 2001 (fiscal 2003 includes Elder-Beerman store sales from October 24, 2003 through January 31, 2004):

Merchandise Category                                          2003    2002    2001
-----------------------------------------------------------------------------------
Women's clothing                                               25.4%   27.4%   27.5%
Home                                                           17.4    14.7    14.5
Men's clothing                                                 15.8    16.0    16.5
Cosmetics                                                      11.5    11.0    11.1
Accessories                                                     9.0     8.8     7.9
Children's clothing                                             6.1     6.5     6.8
Shoes                                                           5.6     5.8     5.8
Intimate apparel                                                4.9     4.9     5.0
Junior's clothing                                               4.3     4.9     4.9
-----------------------------------------------------------------------------------
  Total                                                       100.0%  100.0%  100.0%
-----------------------------------------------------------------------------------

       We carry a number of highly recognized brand names, including Calvin Klein, Estee Lauder, Liz Claiborne, Nautica, Nine West, Ralph Lauren, Van Heusen, Sag Harbor, OshKosh, Easy Spirit, Pfaltzgraff and Tommy Hilfiger, and within these brands choose collections which balance fashion, price and selection.

       We depend on our relationships with our key vendors to secure branded merchandise. If we lose the support of these vendors, it could have a material adverse effect on the Company.

       Complementing branded merchandise, our private brand merchandise provides fashion at competitive pricing under names such as Andrea Viccaro, Jenny Buchanan, Madison & Max and statements. We view this private brand merchandise as a strategic addition to our strong array of highly recognized, quality national brands and as an opportunity to increase brand exclusiveness, customer loyalty and competitive differentiation. Private brand merchandise sold represented 10.7%, 11.1% and 9.8% of owned sales in fiscal 2003, 2002 and 2001, respectively (fiscal 2003 includes Elder-Beerman store sales from October 24, 2003 through January 31, 2004). Private brand merchandise sold in Elder-Beerman stores during the period of October 24, 2003 through January 31, 2004 represented 7.8% of Elder-Beerman owned sales for that period.

       Our business, like that of most retailers, is subject to seasonal fluctuations, with the major portion of sales and income realized during the latter half of each year, which includes the back-to-school and holiday seasons.

MARKETING

       The Company's primary target customers are women between the ages of thirty-five and sixty-five with annual household incomes between $35,000 and $100,000. Advertising messages are focused on communicating the Company's merchandise offerings and the strong quality/value relationship in those offerings. The Company employs advertising programs that include print and broadcast as well as creative in-store signing, displays and special promotions. Newspaper inserts are used on a regular cadence. The Company also uses television and radio in markets where it is productive and cost efficient. The Company uses a database targeting system that allows focused direct mail to our preferred charge customers, who are most likely to respond to a merchandise offering.

CUSTOMER CREDIT

       Our customers may pay for their purchases with our proprietary credit card (the Bon-Ton or Elder-Beerman credit card in their respective markets); third party credit cards such as Visa, Mastercard, American Express and Discover; cash or check.

       Our proprietary credit card holders generally constitute our most loyal and active customers; during fiscal 2003, the average dollar amount for proprietary credit card purchases substantially exceeded the average dollar amount for cash purchases. We believe our credit cards are a particularly productive tool for customer segmentation and target marketing.

       The following table summarizes the percentage of total fiscal year sales generated by payment type at Bon-Ton stores (fiscal 2003 includes sales made on the Elder-Beerman proprietary credit card at Elder-Beerman stores from October 24, 2003 through January 31, 2004):

Type of Payment                                               2003   2002   2001
--------------------------------------------------------------------------------
Proprietary credit card                                        53%    56%    52%
Third party credit card                                        25     22     24
Cash or check                                                  22     22     24
--------------------------------------------------------------------------------
  Total                                                       100%   100%   100%
--------------------------------------------------------------------------------

COMPETITION

       We face competition for customers from traditional department stores, mass merchandisers, specialty stores, off-price and discount stores, and, to a lesser extent, catalogue and internet retailers. Many of our competitors have substantially greater financial and other resources than the

Company, and some of our competitors have greater leverage with vendors, which may allow such competitors to obtain merchandise more easily or on better terms.

       We believe we compare favorably with our competitors with respect to quality, assortment of merchandise, prices for comparable quality merchandise, customer service and store environment. We also believe our knowledge of secondary markets, developed over many years of operation, gives us a competitive advantage as we focus on secondary markets as our primary area of operation.

ASSOCIATES

       As of January 31, 2004, we had approximately 13,500 full-time and part-time associates. We employ additional part-time associates during peak periods. None of our associates are represented by a labor union. We believe that our relationship with our associates is good.

AVAILABLE INFORMATION

       Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available without charge on our website, www.bonton.com, as soon as reasonably practicable after they are filed electronically with the SEC. We are providing the address to our Internet site solely for the information of investors. We do not intend the listing of our website address to be an active link or to otherwise incorporate the contents of the website into this report.

EXECUTIVE OFFICERS

       The Executive Officers of the Company are:

NAME                                   AGE                          POSITION
---------------------------------------------------------------------------------------------------
Tim Grumbacher                         64    Chairman of the Board and Chief Executive Officer
Frank Tworecke                         57    President and Chief Operating Officer
Byron L. Bergren                       57    Vice Chairman, and President and Chief Executive
                                             Officer of Elder-Beerman
James H. Baireuther                    57    Vice Chairman, Chief Administrative Officer and Chief
                                             Financial Officer
Joseph C. Culver                       56    Senior Vice President -- Human Resources
Lynn C. Derry                          48    Senior Vice President -- General Merchandise Manager
John S. Farrell                        58    Senior Vice President -- Stores
Robert A. Geisenberger                 43    Senior Vice President -- General Merchandise Manager
William T. Harmon                      49    Senior Vice President -- Marketing, Planning and
                                             Allocation
James A. Lance                         55    Senior Vice President -- Chief Information Officer
Patrick J. McIntyre                    59    Senior Vice President -- Information Services
Keith E. Plowman                       46    Senior Vice President -- Finance and Principal
                                             Accounting Officer
Deborah M. Rivera                      41    Senior Vice President -- General Merchandise Manager
Ryan J. Sattler                        59    Senior Vice President -- Operations, Corporate
                                             Communications and Community Services
James M. Zamberlan                     57    Executive Vice President -- Stores of Elder-Beerman

       Mr. Grumbacher has been Chairman of the Board for more than five years, and has served as Chief Executive Officer since June 2000.

       Mr. Tworecke was named President and Chief Operating Officer in March 2003. He joined the Company in November 1999 as Vice Chairman and Chief Merchandising Officer. From January 1996 until November 1999, he was with Jos.
A. Bank Clothiers, serving as President from February 1997 until November 1999. Effective May 7, 2004, Mr. Tworecke resigned from the Company.

       Mr. Bergren was named Vice Chairman in November 2003. He has served as President and Chief Executive Officer of The Elder-Beerman Stores Corp. since February 2002. He served as Chairman of the Southern Division of Belk Stores, Inc. from 1999 to February 2002, as Partner of the Florida Division of Belk Stores from 1992 to 1999, and in senior executive positions at Belk Stores from 1985 to 1992.

       Mr. Baireuther has been Vice Chairman, Chief Administrative Officer and Chief Financial Officer since September 2001. From February 2000 to September 2001, he was Executive Vice President -- Chief Financial Officer, and for more than two years prior to that time he was Senior Vice President -- Chief Financial Officer.

       Mr. Culver was appointed Senior Vice President -- Human Resources in September 2003. For more than five years prior to that time, Mr. Culver was Vice President -- Employment.

       Ms. Derry was appointed Senior Vice President -- General Merchandise Manager in February 2001. For more than three years prior to that time, Ms. Derry was a Divisional Merchandise Manager.

       Mr. Farrell was appointed Senior Vice President -- Stores in June 2000. For more than three years prior to that time, Mr. Farrell was Vice
President -- Stores.

       Mr. Geisenberger was appointed Senior Vice President -- General Merchandise Manager in July 2000. For more than three years prior to that time, Mr. Geisenberger was a Divisional Merchandise Manager.

       Mr. Harmon joined the Company as Senior Vice President -- Sales Promotion, Marketing and Strategic Planning in June 1997 and was named Senior Vice President -- Marketing, Planning and Allocation in April 2002.

       Mr. Lance was named Senior Vice President -- Chief Information Officer in November 2003. For more than five years prior to that time, he served as Senior Vice President -- Information Systems at The Elder-Beerman Stores Corp.

       Mr. McIntyre joined Bon-Ton as Senior Vice President -- Chief Information Officer in June 1997, and was designated Senior Vice President -- Information Services in November 2003.

       Mr. Plowman was appointed Senior Vice President -- Finance in September 2001 and Principal Accounting Officer in June 2003. From May 1999 to September 2001, he was Vice President -- Controller, and from August 1997 to May 1999 he was Divisional Vice President -- Controller of the Company.

       Ms. Rivera was named Senior Vice President -- General Merchandise Manager in February 2004. From March 2003 to February 2004, she was Vice
President -- General Merchandise Manager, and for more than five years prior to that time, Ms. Rivera was a Divisional Merchandise Manager.

       Mr. Sattler was appointed Senior Vice President -- Operations, Corporate Communications and Community Services in September 2003. From September 2001 to September 2003, he was Senior Vice President -- Human Resources and from June 2000 to September 2001, he was Senior Vice President -- Human Resources and Operations. For more than three years prior to that time, Mr. Sattler was Senior Vice President -- Operations.

       Mr. Zamberlan has served as Executive Vice President -- Stores of Elder-Beerman since July 1997.

CAUTIONARY STATEMENTS RELATING TO FORWARD-LOOKING INFORMATION AND RISK FACTORS

       The Company and its representatives may, from time to time, make written or oral forward-looking statements. In addition, some statements in this Form 10-K are forward-looking. Forward-looking statements relate to developments, results, conditions or other events the Company expects or anticipates will occur in the future. Without limiting the foregoing, those statements may relate to future revenues, earnings, store openings, market conditions and the competitive environment. Forward-looking statements are based on management's then-current views and assumptions and, as a result, are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

       Any such forward-looking statements are qualified by the following important risk factors that could cause actual results to differ materially from those predicted by the forward-looking statements.

       An investment in the Company's common stock carries certain risks. Investors should carefully consider the risks described below and other risks which may be disclosed in the Company's filings with the SEC before investing in the Company's common stock.

Risks Related to Our Business, Finances and Operations

  If we are unable to successfully integrate the sixty-nine new stores we recently obtained in our acquisition of Elder-Beerman, our results of operations could be adversely affected.

       On October 24, 2003, we acquired all of the issued and outstanding capital stock of Elder-Beerman and as a result have added the sixty-nine Elder-Beerman stores to the seventy-three Bon-Ton stores base, giving us a total of 142 stores. Integration of the acquired business could disrupt our business by diverting management away from day-to-day operations. Further, failure to successfully integrate Elder-Beerman may cause significant operating inefficiencies and could adversely affect our profitability and the price of our stock.

  We may not be able to accurately predict customer-based trends, which could reduce our revenues and adversely affect our results of operations.

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

  If we are unable to effectively manage our inventory levels, our business could be adversely affected.

       Our merchants focus on inventory levels and balance these levels with plans and trends. If our inventories become too large, we may have to "mark down," or decrease the sales price of, significant amounts of our inventory, which could reduce our revenues.

  If we are unable to keep our expenses at an appropriate level, our results of operations could be adversely affected.

       Our performance depends on appropriate management of our expense structure, including our selling, general and administrative costs. If we fail to meet our expense budget or to appropriately reduce expenses during a weak sales season, our results of operations could be adversely affected.

  We incurred significant debt in connection with our acquisition of Elder-Beerman. The failure to satisfy our debt obligations could adversely affect our ability to operate our business and adversely impact our results.

       As of January 31, 2004, we had total debt of $171.8 million. We will have significant debt service obligations, consisting of required cash payments of principal and interest, for the foreseeable future. Our ability to service our indebtedness will depend upon, among other things, our ability to replenish inventory, generate sales and maintain our stores. In the event we are unable to meet our debt service obligations or in the event we default in some other manner under our credit agreements, the lenders thereunder could elect to declare all borrowings outstanding, together with accrued and unpaid interest and other fees, immediately due and payable.

  Our discretion in some matters is limited by restrictions contained in our credit agreements and any default on our debt agreements could harm our business, profitability and growth prospects.

       Our primary credit agreement contains a number of covenants that limit the discretion of our management with respect to certain business matters. The credit facility agreement, among other things, restricts our ability to:

       -  incur additional indebtedness;

       -  declare or pay dividends or other distributions;

       -  create liens;

       -  make certain investments or acquisitions;

       -  enter into mergers and consolidations;

       -  make sales of assets; and

       -  engage in certain transactions with affiliates.

       The occurrence of an event of default under the agreements governing our debt would permit acceleration of the related debt, which could harm our business, profitability and growth prospects.

  We have grown significantly through our acquisition of Elder-Beerman, and we plan additional growth. If we do not manage our past growth and planned future growth effectively, our results of operations may be adversely affected.

       Our operating challenges and management responsibilities have increased as we have grown and will continue to increase if we grow as planned. Successful future growth will require that we continue to expand and improve our internal systems and our operations. Our business plan depends on our ability to operate new retail stores and to convert, where applicable, the formats of existing stores on a profitable basis. In addition, we will need to identify, hire and retain a sufficient number of qualified personnel to work in our new stores. These objectives have created and may continue to create additional pressure on our staff and on our operating systems. We cannot assure you that our business plan will be successful, or that we will achieve our objectives as quickly or as effectively as we hope.

  Our credit card operations are an integral component of our sales and marketing efforts. The inability to continue our credit card operations or the failure to collect payments for charges made on existing credit cards could reduce our revenues and adversely affect our results of operations.

       Sales of merchandise and services are facilitated by our credit card operations. These credit card operations also generate additional revenue from fees related to extending credit. Our ability to extend credit to our customers depends on many factors, including compliance with federal and state laws which may change from time to time. In addition, changes in credit card use, payment patterns and default rates may result from a variety of economic, legal, social and other factors that we cannot control or predict with certainty. Changes that adversely affect our ability to extend credit and collect payments could negatively affect our results of operations and financial condition.

  An inability to find qualified domestic and international vendors and fluctuations in the exchange rate with countries in which our international vendors are located could adversely affect our business.

       The products we sell are sourced from a wide variety of domestic and international vendors. Our ability to find qualified vendors and source products in a timely and cost-effective manner, including obtaining vendor allowances in support of the Company's advertising and promotional programs, represents a significant challenge. The availability of products and the ultimate costs of buying and selling these products, including advertising and promotional costs, are not completely within our control and could increase our merchandise and operating costs and adversely affect our business. Additionally, costs and other factors specific to imported merchandise, such as trade restrictions, tariffs, currency exchange rates and transport capacity and costs are beyond our control and could restrict the availability of imported merchandise or significantly increase the costs of our merchandise sales and adversely affect our business.

  Our business could be significantly disrupted if we cannot replace members of our management team, especially Tim Grumbacher, our chairman of the board of directors and chief executive officer, who has announced his intent to relinquish his role as CEO effective mid-2004.

       We believe that our success depends to a significant degree upon the continued contributions of our executive officers and other key personnel, both individually and as a group. Our future performance will be substantially dependent on our ability to retain or replace such key personnel and the inability to retain or replace such personnel could prevent us from executing our business strategy.

  If we are unable to effectively market our business or if our advertising campaigns are ineffective, our revenues may decline and our results of operations could be adversely affected.

       We spend extensively on advertising and marketing. Our business depends on effective marketing to generate high customer traffic in our stores. If our advertising and marketing efforts are not effective, our results could be negatively affected.

  If we have difficulty consummating and integrating any future acquisitions, our ability to grow our financial condition and results of operations could be adversely affected.

       If we are unable to successfully complete acquisitions or to effectively integrate acquired businesses, our ability to grow our business or to operate our business effectively could be reduced, and our financial condition and operating results could suffer. The consummation and integration of acquisitions by us involve many risks, including the risk of:

       -  diverting management's attention from our ongoing business concerns;

       -  obtaining financing on terms unfavorable to us;

       -  diluting our shareholders' equity;

       -  entering markets in which we have no direct prior experience;

       -  improperly evaluating new services, products and markets;

       - being unable to maintain uniform standards, controls, procedures and policies; and

       -  being unable to integrate new technologies or personnel.

       Our failure to effectively consummate acquisitions and integrate newly acquired businesses could have a material adverse effect on our financial condition and results of operations.

  Tim Grumbacher beneficially owns shares of our capital stock giving him voting control over matters submitted to a vote of the shareholders, and his interests may differ from those of other investors.

       Tim Grumbacher, trusts for the benefit of members of Mr. Grumbacher's family and The Grumbacher Family Foundation, collectively, currently beneficially own shares of our outstanding common stock (which is entitled to one vote per share) and shares of our Class A common stock (which is entitled to ten votes per share) representing approximately 78% of the votes eligible to be cast by shareholders in the election of directors and generally. Accordingly, Mr. Grumbacher has the power to control all matters requiring the approval of our shareholders, including the election of directors and the approval of mergers and other significant corporate transactions, which may also have the effect of delaying, preventing or expediting, as the case may be, a change in control of the Company.

Risks Related to our Industry

  We may not be able to attract or retain a sufficient number of customers in a highly competitive retail environment, which would have an adverse effect on our business.

       We compete primarily with other department stores, many of which are units of national or regional chains that have significant financial and marketing resources. The principal competitive factors in our business are price, quality, selection of merchandise, reputation, store location, advertising and customer service. We cannot assure you that we will be able to compete successfully against existing or future competitors. Our expansion into new markets served by our competitors and the entry of new competitors or expansion of existing competitors into our markets could have a material adverse effect on our business, financial condition and results of operations.

  An increase in internet-based sales could adversely affect our results of operations.

       We rely on in-store sales for a substantial majority of our revenues. Internet retailing is extremely competitive and could result in fewer sales and lower margins. A significant shift in customer buying patterns from in-store purchases to purchases via the Internet could have a material adverse effect on our business and results of operations.

  Our operating results fluctuate from season to season.

       Our stores experience seasonal fluctuations in net sales and consequently in operating income, with peak sales occurring during the back-to-school and holiday seasons. In addition, extreme or unseasonable weather can affect our sales. Any decrease in net sales or margins during our peak selling periods, decrease in the availability of working capital needed in the months before these periods or reduction in vendor allowances could have a material adverse effect on our business, financial condition, and results of operations. We usually order merchandise in advance of peak selling periods and sometimes before new fashion trends are confirmed by customer purchases. We must carry a significant amount of inventory, especially before the peak selling periods. If we are not successful in selling our inventory, especially during our peak selling periods, we may be forced to rely on markdowns or promotional sales to dispose of the inventory or we may not be able to sell the inventory at all, which could have a material adverse effect on our business, financial condition, and results of operations.

  Our results of operations may be subject to significant fluctuations.

       General economic factors that are beyond our control influence our forecasts and directly affect performance. These factors include interest rates, recession, inflation, deflation, consumer credit availability, consumer debt levels, tax rates and policy, unemployment trends and other matters that can adversely influence consumer confidence and spending and, in turn, our sales. Increasing volatility in financial markets may cause these factors to change with a greater degree of frequency and magnitude.

  Our stock price has been and may continue to be highly volatile.

       The market price of our common stock has been and may continue to be volatile and may be significantly affected by:

       -  actual or anticipated fluctuations in our operating results;

       -  announcements of new services by us or our competitors;

       -  developments with respect to conditions and trends in our industry;

       -  governmental regulation;

       -  general market conditions; and

       -  other factors, many of which are beyond our control.

       In addition, the stock market has, recently and from time to time, experienced significant price and volume fluctuations that have adversely affected the market prices of securities of companies without regard to their operating performances.

  In addition to Mr. Grumbacher's voting control, certain provisions of our charter documents and Pennsylvania law could discourage potential acquisition proposals and could deter, delay or prevent a change in control of our company that our shareholders consider favorable and could depress the market value of our common stock.

       Certain provisions of our articles of incorporation and by-laws, as well as provisions of the Pennsylvania Business Corporation Law, could have the effect of deterring takeovers or delaying or preventing changes in control or management of our company that our shareholders consider favorable and could depress the market value of our common stock.

       Subchapter F of Chapter 25 of the Pennsylvania Business Corporation Law of 1988, which is applicable to us, may have an anti-takeover effect and may delay, defer or prevent a tender offer or takeover attempt that a shareholder might consider in his or her best interest, including those attempts that might result in a premium over the market price for the shares held by shareholders. In general, Subchapter F of Chapter 25 of the Pennsylvania Business Corporation Law delays for five years and imposes conditions upon "business combinations" between an "interested shareholder" and us, unless prior approval of our board of directors is given. The term "business combination" is defined broadly to include various merger, consolidation, division, exchange or sale transactions, including transactions using our assets for purchase price amortization or refinancing purposes. An "interested shareholder," in general, would be a beneficial owner of shares entitling that person to cast at least 20% of the votes that all shareholders would be entitled to cast in an election of directors.

  Weather conditions could adversely affect our results of operations.

       Because a significant portion of our business is apparel and subject to weather conditions in our markets, our operating results may be unexpectedly and adversely affected by inclement weather. Frequent or unusually heavy snow, ice or rain storms or extended periods of unseasonable temperatures in our markets could adversely affect our performance.

  Labor conditions could adversely affect our results of operations.

       Our performance is dependent on attracting and retaining a large and growing number of quality associates. Many of those associates are in entry level or part time positions with historically high rates of turnover. Our ability to meet our labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation and changing demographics. Changes that adversely impact our ability to attract and retain quality associates could adversely affect our performance.

  Regulatory and litigation developments could adversely affect our results of operations.

       Various aspects of our operations are subject to federal, state or local laws, rules and regulations, any of which may change from time to time. Additionally, we are regularly involved in various litigation matters that arise in the ordinary course of business. Litigation or regulatory developments could adversely affect our business operations and financial performance.

  Other factors could adversely affect our results of operations and our ability to grow.

       Other factors that could cause actual results to differ materially from those predicted and that may adversely affect our ability to grow include: changes in the availability or cost of capital, the availability of suitable new store locations on acceptable terms, shifts in seasonality of shopping patterns, work interruptions, the effect of excess retail capacity in our markets and material acquisitions or dispositions.

       The Company does not undertake to revise any forward-looking statement to reflect events or circumstances that occur after the date the statement is made.

ITEM 2.  PROPERTIES.

       The properties of the Company consist primarily of stores and related facilities, including warehouses and distribution centers. The Company also owns or leases other properties, including corporate office space in York, Pennsylvania. As of January 31, 2004, the Company operated 142 stores in sixteen states in the Northeast and Midwest, comprising a total of approximately 12,000,000 square feet. Of such stores, nine were owned, 131 were leased and two stores were operated under arrangements where the Company owned the building and leased the land. Pursuant to various shopping center agreements, the Company is obligated to operate certain stores for periods of up to twenty years. Some of these agreements require that the stores be operated under a particular name. Most leases require the Company to pay real estate taxes, maintenance and other costs; some also require additional payments based on percentages of sales. Certain of the Company's real estate leases have terms that extend for a significant number of years and provide for rental rates that increase over time.

ITEM 3.  LEGAL PROCEEDINGS.

       We are a party to legal proceedings and claims which arise during the ordinary course of business. We do not expect the ultimate outcome of all such litigation and claims to have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

       The Company's Common Stock is traded on the Nasdaq Stock Market (symbol:
BONT). There is no established public trading market for the Class A Common Stock. The Class A Common Stock is convertible on a share for share basis into Common Stock at the option of the holder. The following table sets forth the high and low sales price of the Common Stock as furnished by Nasdaq:

                                                              Fiscal 2003      Fiscal 2002
                                                             --------------   -------------
                                                              High     Low    High     Low
-------------------------------------------------------------------------------------------
1st Quarter                                                  $4.35    $3.58   $4.93   $2.35
2nd Quarter                                                   6.50     3.76    5.28    3.45
3rd Quarter                                                  14.59     5.38    4.94    3.41
4th Quarter                                                  14.44    10.25    4.31    3.37

       On April 6, 2004, there were approximately 262 shareholders of record of Common Stock and five shareholders of record of Class A Common Stock.

       The Company declared quarterly cash dividends, each at $0.025 per share on Class A Common Stock and Common Stock, payable July 15, 2003, October 15, 2003 and January 15, 2004. Pursuant to the Company's revolving credit facility agreement, dividends paid by the Company may not exceed $7.5 million over the life of the agreement, or $4.0 million in any single year. The Company's board of directors will consider dividends in subsequent periods as it deems appropriate.

EQUITY COMPENSATION PLAN INFORMATION

       At January 31, 2004, the Amended and Restated 1991 Stock Option and Restricted Stock Plan, The Bon-Ton Stores, Inc. 2000 Stock Incentive Plan and the Company's Phantom Equity Replacement Plan were in effect. Each of these plans has been approved by the shareholders. There were no other equity compensation plans in effect. The following information concerning these plans is as of January 31, 2004:

                                  Number of                              Number of securities
                              securities to be                            remaining available
                                 issued upon        Weighted-average      for future issuance
                                 exercise of        exercise price of    (excluding securities
                                 outstanding           outstanding         reflected in the
Plan category                      options               options             first column)
----------------------------------------------------------------------------------------------
Equity compensation plans
  approved by security
  holders                        849,542             $   5.71                1,755,186
Equity compensation plans
  not approved by security
  holders                     Not applicable        Not applicable        Not applicable

RECENT SALE OF UNREGISTERED SECURITIES

       On October 23, 2003 the Company sold 476,890 shares of common stock to Tim Grumbacher, the chairman and chief executive officer of the Company, pursuant to a Stock Purchase Agreement dated as of October 23, 2003 between the Company and Mr. Grumbacher. Under the terms of the Stock Purchase Agreement, Mr. Grumbacher purchased the shares of common stock for an aggregate purchase price of $6.5 million, or $13.63 per share. The purchase price was paid to the Company in cash, and net proceeds to the Company were approximately

$6.5 million. The entire amount of proceeds was used to partially fund acquisition costs in connection with the Company's acquisition of Elder-Beerman on October 24, 2003.

       In making the sale of unregistered securities, the Company relied upon the exemption set forth in Section 4(2) under the Securities Act of 1933, as amended. Factors upon which the Company relied in making the sale of unregistered securities pursuant to Section 4(2) included Mr. Grumbacher's status as a financially sophisticated person, Mr. Grumbacher's access to information regarding the Company and the fact that the offer of the shares was made to only one person.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                    2003                     2002                   2001
Fiscal Year Ended                             Jan. 31, 2004(1)           Feb. 1, 2003           Feb. 2, 2002
--------------------------------------------------------------------------------------------------------------------
                                                  (In thousands except share, per share and store data)
Statement of Operations Data(2):                                   %                      %                     %
--------------------------------------------------------------------------------------------------------------------
Net sales                                       $   926,409      100.0   $   713,230    100.0   $   721,777   100.0
Other income, net                                     3,627        0.4         2,705      0.4         2,548     0.4
Gross profit                                        337,667       36.4       262,412     36.8       262,057    36.3
Selling, general and administrative expenses        275,050       29.7       219,011     30.7       223,599    31.0
Depreciation and amortization                        24,234        2.6        21,301      3.0        19,783     2.7
Unusual expense(3)                                       --         --            --       --           916     0.1
Restructuring income(4)                                  --         --            --       --            --      --
Income from operations                               42,010        4.5        24,805      3.5        20,307     2.8
Interest expense, net(5)                              9,049        1.0         9,436      1.3        10,265     1.4
Income before taxes                                  32,961        3.6        15,369      2.2        10,042     1.4
Income tax provision                                 12,360        1.3         5,764      0.8         3,816     0.5
Net income                                      $    20,601        2.2   $     9,605      1.3   $     6,226     0.9
PER SHARE AMOUNTS
 BASIC:
   Net income                                   $      1.36              $      0.63            $      0.41
 Weighted average shares outstanding             15,161,406               15,192,471             15,200,154
 DILUTED:
   Net income                                   $      1.33              $      0.62            $      0.41
 Weighted average shares outstanding             15,508,560               15,394,231             15,214,145
Balance Sheet Data (at end of period):
------------------------------------------------------------------------------------------------------------
Working capital                                 $   222,027              $   129,148            $   117,158
Total assets                                        611,845                  382,023                385,583
Long-term debt, including capital leases            171,716                   64,662                 67,929
Shareholders' equity                                239,484                  212,346                203,261
Selected Operating Data:
------------------------------------------------------------------------------------------------------------
Total sales change                                     29.9%                    (1.2)%                 (3.7)%
Comparable store sales change(6)(7)                    (2.0)%                   (1.2)%                 (3.3)%
Comparable stores data(6)(7):
   Sales per selling square foot                $       132              $       133            $       134
   Selling square footage                         5,278,000                5,382,000              5,339,000
Capital expenditures                            $    19,532              $    14,806            $    15,550
Number of stores:
   Beginning of year                                     72                       73                     73
   Additions(8)                                          70                       --                     --
   Closings                                              --                       (1)                    --
   End of year                                          142                       72                     73

                                                          2000                   1999
Fiscal Year Ended                                     Feb. 3, 2001           Jan. 29, 2000
--------------------------------------------  ----------------------------------------------------
                                              (In thousands except share, per share and store data)
Statement of Operations Data(2):                                       %                       %
--------------------------------------------------------------------------------------------------------
Net sales                                             $   749,816    100.0    $   710,963    100.0
Other income, net                                           2,715      0.4          2,651      0.4
Gross profit                                              275,790     36.8        261,367     36.8
Selling, general and administrative expenses              231,086     30.8        223,075     31.4
Depreciation and amortization                              17,085      2.3         14,846      2.1
Unusual expense(3)                                          6,485      0.9          2,683       --
Restructuring income(4)                                        --       --         (2,492)      --
Income from operations                                     23,849      3.2         25,906      3.6
Interest expense, net(5)                                   11,679      1.6         10,237      1.4
Income before taxes                                        12,170      1.6         15,669      2.2
Income tax provision                                        4,622      0.6          5,954      0.8
Net income                                            $     7,548      1.0    $     9,715      1.4
PER SHARE AMOUNTS
 BASIC:
   Net income                                         $      0.50             $      0.66
 Weighted average shares outstanding                   14,952,985              14,749,746
 DILUTED:
   Net income                                         $      0.50             $      0.66
 Weighted average shares outstanding                   14,952,985              14,752,919
Balance Sheet Data (at end of period):
------------------------------------------------------------------------------------------------------------
Working capital                                       $   142,311             $   141,788
Total assets                                              402,680                 416,123
Long-term debt, including capital leases                   98,758                 107,678
Shareholders' equity                                      198,862                 190,691
Selected Operating Data:
------------------------------------------------------------------------------------------------------------
Total sales change                                            5.5%                    5.3%
Comparable store sales change(6)(7)                           0.7%                    0.0%
Comparable stores data(6)(7):
   Sales per selling square foot                      $       143             $       141
   Selling square footage                               4,792,000               4,705,000
Capital expenditures                                  $    29,577             $    46,451
Number of stores:
   Beginning of year                                           72                      65
   Additions(8)                                                 1                       7
   Closings                                                    --                      --
   End of year                                                 73                      72

(1) Fiscal 2003 includes operations of The Elder-Beerman Stores Corp. for the period from October 24, 2003 through January 31, 2004.

(2) Fiscal 2000 reflects the 53 weeks ended February 3, 2001. All other periods presented include 52 weeks.

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

(5) Fiscal 1999 includes expense resulting from renegotiation of the Company's revolving credit facility.

(6) Fiscal 2000 reflects the 52 weeks ended January 27, 2001.

(7) Comparable stores data (sales and selling square footage) reflects stores open for the entire current and prior fiscal year. Comparable stores data for fiscal 2003 does not include stores of The Elder-Beerman Stores Corp.

(8) Includes the addition of 69 stores pursuant to the acquisition of The Elder-Beerman Stores Corp. during fiscal 2003.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

       The Company is a traditional department store retailer with a 106-year history of providing high quality merchandise to its customers in secondary markets. On October 24, 2003, the Company acquired The Elder-Beerman Stores Corp., nearly doubling its number of stores and adding 5.7 million square feet of retail space. As a result of the acquisition, the Company operates 140 department stores and two furniture stores in sixteen states, from the Northeast to the Midwest, under the Bon-Ton and Elder-Beerman names. The stores carry a broad assortment of quality, brand-name and private label fashion apparel and accessories for women, men and children, as well as distinctive cosmetics and home furnishings. The Company's strategy is to profitably sell merchandise by providing its customers with differentiated fashion merchandise at compelling value in the secondary markets the Company serves.

       The Company's revenues are generated through sales in existing stores and through sales from new stores opened through expansion and acquisition. During fiscal 2003, the Company's total sales increased 29.9% to $926.4 million, including $229.9 million from the acquired Elder-Beerman stores. Comparable store sales, which do not include Elder-Beerman stores, decreased 2.0% in fiscal 2003 as compared to fiscal 2002.

       The retail industry is highly competitive and 2003 was no exception as evidenced by comparable store sales decreases throughout the industry and, in particular, among the Company's department store peer group. Like the Company, numerous department store retailers experienced comparable store sales decreases over the past three years as economic downturn and declining consumer confidence have unfavorably impacted retail businesses. The entrance of new competitors in its markets further challenged the Company. The Company anticipates these competitive pressures and challenges will continue in the future. As a result, the Company will continue its highly promotional posture and emphasis on offering a wider range of value merchandise. Additionally, expansion of the Company's private labels and growth of exclusive brands support its strategy of product differentiation and provide opportunity for higher gross margin.

       In light of continued economic uncertainty, the Company is focusing its efforts on asset and overhead cost management to improve its financial position. The Company is focused on improving its return on inventory investment. The Company has been able to achieve reductions in inventory levels that have resulted in a steadily improving turnover. Lower inventory levels enhance the Company's ability to react to fashion trends and replenishment needs on a timely basis. Additionally, through the continuing comprehensive review of store and corporate operating expenses, the Company looks for meaningful ways to improve its ratio of expenses to sales. Execution of these initiatives is necessary to achieve earnings growth in light of the Company's comparable store sales decreases.

       In October 2003, the Company added sixty-seven department stores and two furniture stores as a result of its acquisition of Elder-Beerman. The Company's consolidated balance sheet and consolidated statements of operations for fiscal 2003 include Elder-Beerman operations for the period from October 24, 2003 through January 31, 2004. The Company believes that its fiscal 2003 results are not indicative of expected operating results for 2004. Due to the timing of the Elder-Beerman acquisition, the Company included Elder-Beerman's most profitable quarter in the Company's consolidated results without having to recognize the first three quarters of the year, which traditionally reflect a net loss. Elder-Beerman operations reflect preliminary purchase accounting, which is subject to future refinement based upon updated valuations of certain assets acquired. See Note 2 to the Company's Consolidated Financial Statements for disclosure of pro forma results of operations.

       The Company's challenge in 2004 is the successful integration of the two companies into one business unit and ensuring that the new company remains a stable financial performer. The Company is implementing initiatives to capitalize on the inherent economies of scale in merchandising and operations that accompany a merger of this relative magnitude. Achieving these synergies will be critical to the Company's ongoing success. Of equal importance is expediting the Company's systems integration efforts; the majority of the Company's capital expenditures in 2004 will be directed towards strategic systems improvements. The Company incurred a charge of $2.4 million in fiscal 2003 for the write-off of duplicate information systems software, as a decision was made to install the Elder-Beerman point-of-sale system in Bon-Ton stores in 2004. In the course of its integration efforts, another challenge facing the Company will be maintaining its sales base and ensuring customer satisfaction.

       As a result of the acquisition, the Company has increased its debt levels and, accordingly, its exposure to interest rate fluctuations.

       The Company opened one new store in the fourth quarter of 2003. In 2004, the Company's capital projects will focus on information systems and its existing store base. Although the Company does not anticipate opening any new stores in 2004, it will continue to explore opportunities for new stores in 2005 and beyond, with the goal of capitalizing on its increased geographic presence.

       The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for each fiscal year presented:

                                                              Percent of Net Sales
                                                                   Fiscal Year
                                                              ---------------------
                                                              2003    2002    2001
-----------------------------------------------------------------------------------
Net sales                                                     100.0%  100.0%  100.0%
Other income, net                                               0.4     0.4     0.4
-----------------------------------------------------------------------------------
                                                              100.4   100.4   100.4
-----------------------------------------------------------------------------------
Costs and expenses:
  Costs of merchandise sold                                    63.6    63.2    63.7
  Selling, general and administrative                          29.7    30.7    31.0
  Depreciation and amortization                                 2.6     3.0     2.7
  Unusual expense                                                --      --     0.1
-----------------------------------------------------------------------------------
Income from operations                                          4.5     3.5     2.8
Interest expense, net                                           1.0     1.3     1.4
-----------------------------------------------------------------------------------
Income before income taxes                                      3.6     2.2     1.4
Income tax provision                                            1.3     0.8     0.5
-----------------------------------------------------------------------------------
Net income                                                      2.2%    1.3%    0.9%
-----------------------------------------------------------------------------------

FISCAL 2003 COMPARED TO FISCAL 2002

       NET SALES: Net sales were $926.4 million for fiscal 2003, an increase of $213.2 million, or 29.9%, compared to fiscal 2002. Net sales include $229.9 million from Elder-Beerman operations for the period from October 24, 2003 through January 31, 2004. Comparable store sales, which exclude the impact of Elder-Beerman, decreased 2.0% in fiscal 2003. The decrease in the Company's comparable store sales coincided with a general economic decline and deteriorating consumer confidence. Merchandise departments recording comparable store sales increases were

Shoes, Intimate Apparel and Accessories. The favorable results in these departments were driven by fresh inventories, intensification of key vendors and compelling values. Additionally, the customer responded favorably to open-selling in the Company's Shoe departments. Based on the success of this initiative, the Company will continue to roll-out open-selling in its Shoe departments to additional stores in 2004. Merchandise departments reflecting the sharpest comparable store sales declines were Women's Clothing (particularly Dresses and Special Sizes), Men's Clothing (Sportswear), and Children's. These merchandise departments have experienced overall sales declines in each of the last three years. The Company is addressing this trend by focusing on increased product differentiation and improved merchandise assortments in these areas.

       Elder-Beerman sales were not included in comparable store sales. For informational purposes only, Elder-Berman comparable store sales for the fifty-two weeks ended January 31, 2004 decreased 2.5%. On a combined basis, Bon-Ton and Elder-Beerman comparable store sales for fiscal 2003 decreased 2.2%.

       OTHER INCOME, NET: Net other income, principally income from leased departments, increased $0.9 million in fiscal 2003 over fiscal 2002 due to the impact of Elder-Beerman operations, but remained at 0.4% of net sales.

       COSTS AND EXPENSES: Gross margin dollars for fiscal 2003 increased $75.3 million, or 28.7% over fiscal 2002, primarily due to the impact of Elder-Beerman operations. Gross margin as a percentage of net sales was 36.4% in fiscal 2003, a decrease of 0.4 percentage point from 36.8% in fiscal 2002. The decrease in gross margin rate reflects the inclusion of Elder-Beerman sales at lower gross margin, offset in part by increased vendor support, reduced seasonal carry-over merchandise and increased markup rate for comparable store sales.

       Selling, general and administrative expenses for fiscal 2003 were $275.1 million, or 29.7% of net sales, compared to $219.0 million, or 30.7% of net sales, in fiscal 2002. The increase in selling, general and administrative expense was largely due to the additional $56.5 million from Elder-Beerman operations, while the rate was positively impacted by the inclusion of Elder-Beerman net sales. Increases in advertising expense, rent expense, distribution expense, store pre-opening expense and financing fees were offset by a decrease in store payroll, a gain on the sale of the Harrisburg distribution center and reduced bad debt expense.

       Depreciation and amortization in fiscal 2003 increased $2.9 million, to $24.2 million in fiscal 2003 from $21.3 million in 2002. The increase principally reflects the impact of Elder-Beerman depreciation and amortization of $2.0 million, asset impairment losses on long-lived assets of certain stores of $0.8 million, and a charge of $2.4 million for the write-off of duplicate information systems software due to the acquisition of Elder-Beerman. In fiscal 2002, the Company recognized approximately $2.0 million of impairment losses on the long-lived assets of certain stores.

       INCOME FROM OPERATIONS: Income from operations in fiscal 2003 was $42.0 million, or 4.5% of net sales, compared to $24.8 million, or 3.5% of net sales, in fiscal 2002. The increase in income from operations is principally attributable to the timing of the Elder-Beerman acquisition, which resulted in the inclusion of its most profitable quarter.

       INTEREST EXPENSE, NET: Net interest expense in fiscal 2003 decreased $0.4 million to $9.0 million, or 1.0% of net sales, from $9.4 million, or 1.3% of net sales, in fiscal 2002. The decrease in net interest expense was primarily due to fair market value adjustments on interest rate swap agreements. Interest expense in fiscal 2003 and 2002 included a reduction of interest expense of $1.7 million and an increase in interest expense of $1.4 million, respectively, related to fair market value adjustments on interest rate swaps. This decrease in interest expense was largely offset by increased interest expense and financing fees expense on borrowings incurred to finance the Elder-Beerman acquisition. Future interest expense will be impacted by the additional debt incurred to finance the acquisition of Elder-Beerman. See Note 7 and 8 to the Consolidated Financial Statements.

       INCOME TAXES: The effective tax rate remained constant at 37.5% in fiscal 2003 and fiscal 2002.

       NET INCOME: Net income in fiscal 2003 was $20.6 million, or 2.2% of net sales, compared to $9.6 million, or 1.3% of net sales, in fiscal 2002.

FISCAL 2002 COMPARED TO FISCAL 2001

       NET SALES: Net sales were $713.2 million for fiscal 2002, a decrease of $8.5 million relative to fiscal 2001. Total and comparable store sales for fiscal 2002 decreased 1.2% from fiscal 2001. Merchandise departments recording sales increases were Accessories and Women's Clothing (Coats and Petites). Merchandise departments reflecting the sharpest sales declines were Women's Clothing (Dresses), Children's, Men's Clothing and Intimate Apparel.

       OTHER INCOME, NET: Net other income, principally income from leased departments, remained constant at 0.4% of net sales for fiscal 2002 and fiscal 2001.

       COSTS AND EXPENSES: Gross margin dollars for fiscal 2002 increased $0.4 million, or 0.1% over fiscal 2001, due to an increased margin percentage partially offset by declining sales volume. Gross margin as a percentage of net sales was 36.8% in fiscal 2002, an increase of 0.5 percentage point from 36.3% in fiscal 2001. Gross margin percentage improvement over fiscal 2001 reflects increased markup on purchases in fiscal 2002 and adjustments established for seasonal carryover merchandise in fiscal 2001.

       Selling, general and administrative expenses for fiscal 2002 were $219.0 million, or 30.7% of net sales, compared to $223.6 million, or 31.0% of net sales, in fiscal 2001. Fiscal 2002 store expense decreased $1.0 million versus fiscal 2001, primarily due to reduced advertising expense, but reflected an expense rate increase of 0.1 percentage point due to reduced 2002 net sales. Fiscal 2002 corporate expense decreased $3.6 million versus fiscal
2001 -- driving an overall selling, general and administrative expense rate decrease of 0.3 percentage point. The decrease in corporate expense principally reflects an increase in securitization income of $3.2 million from the Company's proprietary credit card program and reduced equipment rental costs. The increased securitization income in fiscal 2002 relative to fiscal 2001 was principally a reflection of increased sales of accounts receivable, resulting in a $0.3 million increase in finance charge income, and a $2.6 million reduction in interest costs.

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

       Unusual expense in fiscal 2001 of $0.9 million, or 0.1% of net sales, was incurred in the third quarter relating to a workforce reduction and the realignment and elimination of certain senior management positions. See Note 17 to the Consolidated Financial Statements.

       INCOME FROM OPERATIONS: Income from operations in fiscal 2002 was $24.8 million, or 3.5% of net sales, compared to $20.3 million, or 2.8% of net sales, in fiscal 2001.

       INTEREST EXPENSE, NET: Net interest expense in fiscal 2002 decreased $0.8 million to $9.4 million, or 1.3% of net sales, from $10.3 million, or 1.4% of net sales, in fiscal 2001. The decrease in interest expense was attributable to decreased average borrowing levels and lower interest rates, partially offset by increased interest expense pursuant to cash flow hedge ineffectiveness. Interest expense includes cash flow hedge ineffectiveness, relating to interest rate swaps, of

$1.4 million and $0.5 million in fiscal 2002 and 2001, respectively, representing non-cash mark-to-market charges pursuant to Statement of Financial Accounting Standards No. 133. See Note 7 to the Consolidated Financial Statements.

       INCOME TAXES: The effective tax rate decreased 0.5 percentage point to 37.5% in fiscal 2002 from 38.0% in fiscal 2001.

       NET INCOME: Net income in fiscal 2002 was $9.6 million, or 1.3% of net sales, compared to $6.2 million, or 0.9% of net sales, in fiscal 2001. As discussed above, the increased gross profit rate, decreased selling, general and administrative expenses and decreased interest expense more than offset the impact of decreased sales -- thus driving the $3.4 million net income increase over fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

       The following table summarizes material measures of the Company's liquidity and capital resources:

                                                     January 31,   February 1,   February 2,
(Dollars in millions)                                   2004          2003          2002
--------------------------------------------------------------------------------------------
Working capital                                        $ 222.0       $ 129.1       $ 117.2
Current ratio                                           2.21:1        2.30:1        2.09:1
Debt to total capitalization (debt plus equity)         0.42:1        0.23:1        0.25:1
Unused availability under lines of credit              $  50.7       $  43.1       $  52.9

       The Company's primary sources of working capital are cash flows from operations, borrowings under its revolving credit facility and proceeds from its accounts receivable facility. The Company had working capital of $222.0 million, $129.1 million and $117.2 million at the end of fiscal 2003, 2002 and 2001, respectively. The Company's business follows a seasonal pattern and working capital fluctuates with seasonal variations, reaching its highest level in October or November. The increase in working capital at the end of fiscal 2003 as compared to the end of fiscal 2002 was principally due to the acquisition of Elder-Beerman working capital, which was funded with long-term debt. Debt to total capitalization ratio increased in fiscal 2003 over fiscal 2002 due to the additional long-term debt assumed to fund the Elder-Beerman acquisition in October 2003.

       Net cash provided by operating activities amounted to $155.2 million in fiscal 2003, $28.4 million in fiscal 2002 and $39.6 million in fiscal 2001. The $126.8 million increase in cash provided by operating activities in fiscal 2003 relative to fiscal 2002 was primarily due to sales of the acquired Elder-Beerman inventory, increased net income and the sale of $96.5 million of Elder-Beerman accounts receivable in January 2004, partially offset by a reduction of $13.0 million in Bon-Ton accounts receivable sold during fiscal 2003.

       Net cash used in investing activities amounted to $115.9 million, $14.8 million, and $15.5 million in fiscal 2003, 2002 and 2001, respectively. The net cash outflow in fiscal 2003 increased from fiscal 2002 in the amount of $101.1 million, primarily related to the Elder-Beerman acquisition and the opening of a new store in Latham, New York. Capital expenditures amounted to $19.5 million in fiscal 2003.

       Net cash used in financing activities was $36.3 million, $6.6 million, and $28.3 million in fiscal 2003, 2002 and 2001, respectively. The net cash outflow in fiscal 2003 was principally attributable to the conversion of $96.5 million of Elder-Beerman's previously existing on-balance sheet accounts receivable facility to the Company's new off-balance sheet accounts receivable facility and increased payments on the revolving credit facility due to incremental fourth quarter sales related to acquired Elder-Beerman inventory, partially offset by additional funds provided by the issuance of common stock and borrowings required to finance the acquisition of Elder-Beerman.

       In October 2003, the Company amended and restated its revolving credit facility agreement. The amendment increased the line from $150.0 million to $300.0 million and added a term loan in the amount of $25.0 million. The amendment modified the formula for determining borrowing availability based on inventory, fixed assets and real estate. The interest rate, based on LIBOR or an index rate plus an applicable margin, and fee charges are determined by a formula based upon the Company's borrowing availability. The agreement contains restrictions against the incurrence of additional indebtedness, pledging or sale of assets, payment of dividends and other similar restrictions. Financial covenants contained in the amended agreement include a limitation on capital expenditures, minimum borrowing availability and fixed charge coverage ratio. Borrowings at January 31, 2004 were $152.0 million, inclusive of the $25.0 million term loan. See Note 6 to the Consolidated Financial Statements for interest rates, terms and principal balances outstanding.

       To consummate the acquisition of Elder-Beerman in October 2003, the Company amended and restated its $150.0 million off-balance sheet accounts receivable facility. The amendment modified certain terms, interest and fee calculation elements and extended the agreement expiration date from January 2004 to October 2004. Simultaneously, the Company amended Elder-Beerman's accounts receivable facility, decreasing the line of credit from $135.0 million to $100.0 million, modifying certain terms and altering the expiration date from July 2005 to July 2004.

       In January 2004, the Company entered into a new off-balance sheet accounts receivable facility which replaced the two existing agreements referred to in the preceding paragraph. The new agreement is with the same financial institutions, has a funding limit of $250.0 million and expires October 2004. The agreement has substantially the same terms for interest and fee calculations as the previous Bon-Ton accounts receivable facility. Availability under the off-balance sheet accounts receivable facility is calculated based on the amount and performance of the Company's proprietary credit card portfolio. At January 31, 2004, accounts receivable in the amount of $228.5 million were sold under the accounts receivable facility.

       The Company is exposed to market risk associated with changes in interest rates. To provide some protection against potential rate increases associated with its variable-rate facilities, the Company has entered into a derivative financial transaction in the form of an interest rate swap. The interest rate swap is used to hedge the underlying variable-rate facilities.

       On February 7, 2002, the Company announced a stock repurchase program authorizing the purchase of up to $2.5 million of the Company's Common Stock from time to time. During fiscal 2003, the Company purchased 60,800 Common Stock shares at a cost of $0.3 million. During fiscal 2002, the Company purchased 277,000 Common Stock shares at a cost of $1.1 million. Treasury stock is accounted for by the cost method.

       The Company declared quarterly cash dividends, each at $0.025 per share on Class A Common Stock and Common Stock, payable July 15, 2003, October 15, 2003 and January 15, 2004. Cash dividends paid in fiscal 2003 totaled $1.2 million. The Company declared a quarterly cash dividend of $0.025 per share, payable April 15, 2004 to shareholders of record as of April 1, 2004. The Company's board of directors will consider dividends in subsequent periods as it deems appropriate.

       The Company currently anticipates its capital expenditures for fiscal 2004 will be approximately $32.0 million. Of this amount, approximately $18.2 million is budgeted for the integration of the point-of-sale system in Bon-Ton stores and information system enhancements. The remainder will be directed to remodeling some of the Company's existing stores and general operations. No new stores are currently planned for fiscal 2004.

       Aside from planned capital expenditures, the Company's primary cash requirements will be to service debt and finance working capital increases during peak selling seasons. The Company anticipates that its cash balances and cash flows from operations, supplemented by borrowings under the revolving credit facility and proceeds from the accounts receivable facility, will be sufficient to satisfy its operating cash requirements for at least the next twelve months.

       The accounts receivable facility and revolving credit facility agreements expire in October 2004 and October 2007, respectively. The Company anticipates that it will be able to renew or replace these agreements with agreements of substantially comparable terms. Failure to renew or replace these agreements on substantially comparable terms would have a material adverse effect on the Company's financial condition.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

       The following tables reflect the Company's contractual obligations and commitments:

CONTRACTUAL OBLIGATIONS

                                                 Payment due by period
                            ----------------------------------------------------------------
(Dollars in thousands)       Total     Within 1 Year   2-3 Years   4-5 Years   After 5 Years
--------------------------------------------------------------------------------------------
Debt                        $171,816      $ 1,113       $ 1,846    $154,261      $ 14,596
Capital leases                 3,110        1,988         1,092          30            --
Operating leases             401,104       46,805        84,536      67,718       202,045
--------------------------------------------------------------------------------------------
  Totals                    $576,030      $49,906       $87,474    $222,009      $216,641
--------------------------------------------------------------------------------------------

       Debt within the "4-5 Years" category includes $152.0 million of amounts currently outstanding under the revolving credit agreement, which expires in 2007.

COMMITMENTS

                                             Amount of expiration per period
                             ---------------------------------------------------------------
(Dollars in thousands)        Total    Within 1 Year   2-3 Years   4-5 Years   After 5 Years
--------------------------------------------------------------------------------------------
Import merchandise letters
  of credit                  $ 8,871      $ 8,871        $ --        $ --          $ --
Standby letters of credit      5,256        5,256          --          --            --
Surety bonds                   1,900        1,900          --          --            --
--------------------------------------------------------------------------------------------
     Totals                  $16,027      $16,027        $ --        $ --          $ --
--------------------------------------------------------------------------------------------

       Standby letters of credit are primarily issued as collateral for obligations related to general liability and workers' compensation insurance and private brand merchandise purchase agreements. Surety bonds are primarily for previously incurred and expensed obligations related to workers' compensation.

       In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise up to twelve months in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.

OFF-BALANCE SHEET ARRANGEMENTS

       The Company engages in securitization activities involving the Company's proprietary credit card portfolio as a source of funding. Off-balance sheet proprietary credit card securitizations provide a significant portion of the Company's funding and are one of its primary sources of liquidity. At January 31, 2004, off-balance sheet securitized receivables represented 57% of the Company's funding. Gains and losses from securitizations are recognized in the Consolidated Statements of Income when the Company relinquishes control of the transferred financial assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125" ("SFAS No. 140"), and other related pronouncements. The gain or loss on the sale of financial assets depends in part on the previous carrying amount of the assets involved in the transfer, allocated between the assets sold and the retained interests based upon their respective fair values at the date of sale. Based on the term of the securitization agreement (less than one year) and the fact that the credit card receivables that comprise the retained interests are short-term in nature, the Company has classified its retained interests as a current asset.

       The Company sells undivided percentage ownership interests in certain of its credit card accounts receivable to unrelated third-parties under a $250.0 million accounts receivable securitization facility, which is described in further detail below and in Note 9 to the Consolidated Financial Statements. The unrelated third-parties, referred to as the conduit, have purchased a $228.5 million interest in the accounts receivable under this facility at January 31, 2004. The Company is responsible for servicing these accounts, retains a servicing fee and bears the risk of non-collection (limited to its retained interests in the accounts receivable). Associated off-balance-sheet assets and related debt were $228.5 million at January 31, 2004 and $145.0 million at February 1, 2003. This increase is due to the acquisition and subsequent sale of Elder-Beerman's accounts receivable. Upon the facility's termination, the conduit would be entitled to all cash collections on the accounts receivable until its investment ($228.5 million at January 31, 2004) and accrued discounts are repaid. Accordingly, upon termination of the facility, the assets of the facility would not be available to the Company until all amounts due to the conduit have been paid in full.

       Based upon the terms of the accounts receivable facility, the accounts receivable transactions qualify for "sale treatment" under generally accepted accounting principles. This treatment requires the Company to account for transactions with the conduit as a sale of accounts receivable instead of reflecting the conduit's net investment as debt with a pledge of accounts receivable as collateral. Absent this "sale treatment," the Company's balance sheet would reflect additional accounts receivable and debt, which could be a factor in the Company's ability to raise capital; however, results of operations would not be significantly impacted. See Note 9 to the Consolidated Financial Statements.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

       The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit-worthiness. The Company continually monitors collections and payments from customers and maintains an allowance for estimated credit losses based upon its historical experience, how delinquent accounts ultimately charge-off, aging of accounts and any specific customer collection issues identified (e.g., bankruptcy). While such credit losses have historically been within expectations and provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates as in the past. If circumstances change (e.g., higher than expected defaults or bankruptcies), the Company's estimates of the recoverability of amounts due the Company could be materially reduced. The allowance for doubtful accounts and sales returns was $6.3 million and $3.5 million as of January 31, 2004 and February 1, 2003, respectively.

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

       The Company regularly reviews inventory quantities on hand and records an adjustment for excess or old inventory based primarily on an estimated forecast of merchandise demand for the selling season. Demand for merchandise can fluctuate greatly. A significant increase in the demand for merchandise could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on-hand. Additionally, estimates of future merchandise demand may prove to be inaccurate, in which case the Company may have understated or overstated the adjustment required for excess or old inventory. If the Company's inventory is determined to be overvalued in the future, the Company would be required to recognize such costs in the costs of goods sold and reduce operating income at the time of such determination. Likewise, if inventory is later determined to be undervalued, the Company may have overstated the costs of goods sold in previous periods and would be required to recognize additional operating income when such inventory is sold. Therefore, although every effort is made to ensure the accuracy of forecasts of future merchandise demand, any significant unanticipated changes in demand or the economy in the Company's markets could have a significant impact on the value of the Company's inventory and reported operating results.

       As is currently the case with many companies in the retail industry, the Company's LIFO calculations have yielded inventory increases in recent years due to deflation reflected in price indices used. This is the result of the LIFO method whereby merchandise sold is valued at the cost of more recent inventory purchases (which the deflationary indices indicate to be lower), resulting in the general inventory on-hand being carried at the older, higher costs. Given these higher values and the promotional retail environment, the Company reduced the carrying value of its LIFO inventories to a net realizable value (NRV). These reductions totaled $16.1 million at January 31, 2004. Inherent in these NRV assessments are significant management judgments and estimates regarding future merchandise selling costs and pricing. Should these estimates prove to be inaccurate, the Company may have overstated or understated its inventory carrying value. In such cases, operating income would ultimately be impacted.

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

       Additionally, the Company receives allowances from vendors in connection with cooperative advertising programs. The Company reviews advertising allowances received from each vendor to ensure reimbursements are for specific, incremental and identifiable advertising costs incurred by the Company to sell the vendor's products. If a vendor reimbursement exceeds the costs incurred by the Company, the excess reimbursement is recorded as a reduction of cost purchases from the vendor and reflected as a reduction of costs of merchandise sold when the related merchandise is sold. All other amounts are recognized by the Company as a reduction of the related advertising costs that have been incurred and reflected in selling, general and administrative expenses.

INCOME TAXES

       Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against net deferred tax assets. The process involves the Company summarizing temporary differences resulting from differing treatment of items (e.g., allowance for doubtful accounts) for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The Company must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and, to the extent the Company believes recovery is not likely, a valuation allowance must be established. To the extent the Company establishes a valuation allowance in a period, an expense must be recorded within the tax provision in the statement of operations.

       Pursuant to the acquisition of Elder-Beerman, the Company acquired federal and state net operating loss carry-forwards of approximately $77.8 million and $153.2 million, respectively, which are available to offset future federal and state taxable income -- subject to certain limitations imposed by
Section 382 of the Internal Revenue Code ("Section 382"). These net operating losses will expire at various dates beginning in fiscal 2009 through fiscal 2022. In addition, pursuant to the acquisition of Elder-Beerman, the Company acquired alternative minimum tax credits and general business credits in the amount of $2.1 million and $0.6 million, respectively. Both credits are also subject to the limitations imposed by Section 382. The alternative minimum tax credits are available indefinitely, and the general business credits expire beginning in fiscal 2007 through fiscal 2008.

       Net deferred tax assets were $33.1 million and $7.2 million as of January 31, 2004 and February 1, 2003, respectively. Pursuant to the acquisition of Elder-Beerman, the Company recorded $83.2 million of net deferred tax assets. The Company's ability to utilize these assets will be limited by Section 382. As part of preliminary purchase accounting, a valuation allowance of $46.7 million was established against these deferred tax assets. As of January 31, 2004, $12.5 million and $34.2 million of this valuation allowance has been classified as current and long-term, respectively, pursuant to requirements of SFAS No. 109, "Accounting for Income Taxes." No valuation allowance was established at February 1, 2003. In assessing the realizability of the deferred tax assets, the Company considered whether it is more-likely-than-not that the deferred taxes assets, or a portion thereof, will not be realized. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and the limitations of Section 382 in making this assessment. As a result, the Company concluded during fiscal 2003 that a valuation allowance against a portion of the net deferred tax assets was appropriate. If actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to adjust its valuation allowance, which could materially impact its financial position and results of operations.

       Legislative changes currently proposed by certain states in which the Company operates could have a materially adverse impact on future operating results of the Company. These legislative changes principally involve state income tax laws.

LONG-LIVED ASSETS

       Property, fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in the Company's business model or capital strategy can result in the actual useful lives differing from the Company's estimates. In cases where the Company determines that the useful life of property, fixtures and equipment should be shortened, the Company depreciates the net book value in excess of the salvage value over its revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or leasehold improvements could also result in shortened useful lives. Net property, fixtures and equipment amounted to $160.9 million and $136.2 million as of January 31, 2004 and February 1, 2003, respectively.

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

       The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Cash flow estimates are based on historical results adjusted to reflect the Company's best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Estimates of fair value represent the Company's best estimate based on industry trends and reference to market rates and transactions. Should cash flow estimates differ significantly from actual results, an impairment could arise and materially impact the Company's financial position and results of operations. Given the seasonality of operations, impairment is not conclusive, in many cases, until after the holiday period in the fourth quarter is concluded.

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

       In fiscal 2003 and 2002, the Company evaluated the recoverability of its long-lived assets. As a result, impairment losses of $0.8 million and $2.0 million were recorded in depreciation and amortization expense in fiscal 2003 and 2002, respectively.

       Additionally, the Company has identified assets in various markets that have under-performed relative to the Company average. The Company has taken steps to address these issues and currently forecasts no impairment charge. Should the Company's improvement efforts prove unsuccessful or economic conditions change, the carrying value of these assets may ultimately become impaired.

       The Company is in the process of refining its preliminary purchase accounting for long-lived assets acquired in the acquisition of Elder-Beerman. The Company is in the process of obtaining updated fair valuations for certain assets acquired.

       In fiscal 2003, a charge of $2.4 million was recorded in depreciation and amortization expense for the write-off of duplicate information systems software due to the acquisition of Elder-Beerman. This charge arose due to a decision to use Elder-Beerman's point-of-sale system in all of the Company's stores.

GOODWILL AND INTANGIBLE ASSETS

       Goodwill was $3.0 million as of January 31, 2004 and February 1, 2003.

       Intangible assets are comprised of lease interests that relate to below-market-rate leases purchased in store acquisitions completed in fiscal years 1992 through 1999, which were adjusted to reflect fair market value. These leases had average lives of twenty-five years. Net intangible assets amounted to $6.2 million and $6.5 million as of January 31, 2004 and February 1, 2003, respectively.

       As a result of the Company's adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), the Company now reviews goodwill and other intangible assets that have indefinite lives for impairment at least annually or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. The Company determines fair value using discounted cash flow analysis, which requires certain assumptions and estimates regarding industry economic factors and future profitability of acquired businesses. It is the Company's policy to conduct impairment testing based on its most current business plans, which reflect anticipated changes in the economy and the industry. If actual results prove inconsistent with Company assumptions and judgments, the Company could be exposed to a material impairment charge.

SECURITIZATIONS

       A significant portion of the Company's funding is through off-balance-sheet credit card securitizations via sales of certain accounts receivable through an accounts receivable facility ("the facility"). The sale of receivables is to The Bon-Ton Receivables Partnership, LP ("BTRLP"), a special purpose entity as defined by SFAS No. 140. BTRLP is a wholly owned subsidiary of the Company. BTRLP may sell accounts receivable with a purchase price up to $250.0 million through the facility to a conduit on a revolving basis.

       The Company sells accounts receivable through securitizations with servicing retained. When the Company securitizes, it surrenders control over the transferred assets and accounts for the transaction as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The Company allocates the previous carrying amount of the securitized receivables between the assets sold and retained interests, based on their relative estimated fair values at the date of sale. Securitization income is recognized at the time of the sale, and is equal to the excess of the fair value of the assets obtained (principally cash) over the allocated cost of the assets sold and transaction costs. During the revolving period of each accounts receivable securitization, securitization income is recorded representing estimated gains on the sale of new receivables to the conduit on a continuous basis to replenish the investors' interest in securitized receivables that have been repaid by the credit card account holders. Fair value estimates used in the recognition of securitization income require certain assumptions of payment, default, servicing costs (direct and indirect) and interest rates. To the extent actual results differ from those estimates, the impact is recognized as a component of securitization income.

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

       The Company recognized securitization income of $8.0 million, $8.9 million and $5.6 million for fiscal year 2003, 2002, and 2001, respectively. The decrease in income in fiscal 2003 relative to fiscal 2002 was principally due to decreased sales of accounts receivable through the facility, resulting in a $1.9 million reduction of finance charge income, partially offset by a $1.0 million reduction in interest costs. The increased securitization income in fiscal 2002 relative to fiscal 2001 was principally a reflection of increased sales of accounts receivable, resulting in a $0.3 million increase in finance charge income, and a $2.6 million reduction in interests costs.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

MARKET RISK AND FINANCIAL INSTRUMENTS

       The Company is exposed to market risk associated with changes in interest rates. Based on the variable-rate facilities outstanding at January 31, 2004, a 100 basis-point increase in interest rates would result in an approximate $1.5 million charge to interest expense. To provide some protection against potential rate increases associated with its variable-rate facilities, the Company entered into a derivative financial transaction in the form of an interest rate swap. The interest rate swap is used to hedge the underlying variable-rate facilities. The swap is a qualifying hedge and the interest rate differential is reflected as an adjustment to interest expense over the life of the swap. The Company currently holds a "variable-to-fixed" rate swap with a notional amount of $30.0 million with one financial institution. The notional amount does not represent amounts exchanged by the parties, but it is used as the basis to calculate amounts due and to be received under the rate swap. During fiscal 2003 and 2002, the Company did not enter into or hold derivative financial instruments for trading purposes.

       The following table provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates as of January 31, 2004. For interest rate swaps, the table presents notional amounts and weighted average pay and receive interest rates by expected maturity date. For additional discussion of the Company's interest rate swaps, see Note 7 to the Consolidated Financial Statements.

                                       Expected Maturity Date By Fiscal Year
                               ------------------------------------------------------
(Dollars in                                                                   There-                 Fair
thousands)                      2004    2005     2006       2007      2008     after     Total      Value
-----------------------------------------------------------------------------------------------------------
Debt:
  Fixed-rate debt              $1,113   $ 876   $   970   $  1,073   $1,188   $14,596   $ 19,816   $ 22,769
    Average fixed rate          10.71%   9.62%     9.62%      9.62%    9.62%     9.30%      9.45%
  Variable-rate debt               --      --        --   $152,000       --        --   $152,000   $152,000
    Average variable rate          --      --        --       3.89%      --        --       3.89%
Interest Rate Derivatives:
  Interest rate swap
  Variable-to-fixed                --      --   $30,000         --       --        --   $ 30,000   $ (1,991)
    Average pay rate               --      --      5.43%        --       --        --       5.43%
    Average receive rate           --      --      1.36%        --       --        --       1.36%

SEASONALITY AND INFLATION

       The Company's business, like that of most retailers, is subject to seasonal fluctuations, with the major portion of sales and income realized during the second half of each fiscal year, which includes the back-to-school and holiday seasons. See Note 16 of Notes to Consolidated Financial Statements for the Company's quarterly results for fiscal 2003 and 2002. Due to the fixed nature of certain costs, selling, general and administrative expenses are typically higher as a percentage of net sales during the first half of each fiscal year.

       Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of results that may be achieved for a full fiscal year. In addition, quarterly operating results are impacted by the timing and amount of revenues and costs associated with the opening of new stores and the closing and remodeling of existing stores.

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

       None.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

       Other than as described below, there has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.

       The Company is currently in the process of integrating the operations of Elder-Beerman. As part of the integration, the Company is changing the functional areas or locations responsible for certain transaction processing and certain processes over financial data collection, consolidation and reporting. As a result, the Company is changing the design and operation of certain elements of its internal control over financial reporting. The Company believes it is taking the necessary steps to monitor and maintain appropriate internal control over financial reporting during this period of change.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       As part of our system of corporate governance, our Board of Directors has adopted a Code of Ethical Standards and Business Practices applicable to all directors, officers and associates. This Code is available on our website at www.bonton.com.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

       The information called for by this Item will be contained in the Company's Proxy Statement and is hereby incorporated by reference thereto.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

       (a) The following documents are filed as part of this report:

                1. Consolidated Financial Statements -- See the Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1.

                2. Financial Statement Schedule -- See the Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1.

                3. The following are exhibits to this Form 10-K and, if incorporated by reference, the Company has indicated the document previously filed with the Commission in which the exhibit was included.

                                                         Document if Incorporated by
  Exhibit No.    Description                             Reference
----------------------------------------------------------------------------------------------
   3.1           Articles of Incorporation               Exhibit 3.1 to the Report on Form
                                                         8-B, File No.0-19517 ("Form 8-B")
   3.2           Bylaws                                  Exhibit 3.2 to Form 8-B
  10.1           Shareholders' Agreement among the       Exhibit 10.3 to Amendment No. 2 to
                 Company and the shareholders named      the Registration Statement on Form
                 therein                                 S-1, File No. 33-42142 ("1991 Form
                                                         S-1")
 *10.2      (a)  Employment Agreement with Frank         Exhibit 10.2 to the Quarterly Report
                 Tworecke                                on Form 10-Q for the quarter ended
                                                         October 30, 1999
   *        (b)  First Amendment to Employment           Exhibit 10.3(b) to the Annual Report
                 Agreement with Frank Tworecke           on Form 10-K for the fiscal year
                                                         ended February 2, 2002 ("2001 Form
                                                         10-K")
   *        (c)  Second Amendment to Employment          Exhibit 10.2(c) to the Annual Report
                 Agreement with Frank Tworecke           on Form 10-K for the fiscal year
                                                         ended February 1, 2003.
 *      **  (d)  Amendment to June 26, 2003 Employment
                 Agreement
 *      **  (e)  Agreement Dated April 27, 2004
 *10.3      (a)  Employment Agreement with James H.      Exhibit 10.4 to the 2001 Form 10-K
                 Baireuther
        **  (b)  Amendment to Employment Agreement
                 with James H. Baireuther
 *10.4           Employment Agreement with Byron L.      Exhibit 10.1 to the Quarterly Report
                 Bergren                                 on Form 10-Q for the quarter ended
                                                         November 1, 2003
 *10.5           Form of severance agreement with        Exhibit 10.14 to Form 8-B
                 certain executive officers
 *10.6           Supplemental Executive Retirement       Exhibit 10.2 to the Quarterly Report
                 Plan                                    on Form 10-Q for the quarter ended
                                                         August 4, 2001
 *10.7           Amended and Restated 1991 Stock         Exhibit 4.1 to the Registration
                 Option and Restricted Stock Plan        Statement on Form S-8, File No.
                                                         333-36633

                                                         Document if Incorporated by
  Exhibit No.    Description                             Reference
----------------------------------------------------------------------------------------------
 *10.8           2000 Stock Incentive Plan               Exhibit 10.2 to the Quarterly Report
                                                         on Form 10-Q for the quarter ended
                                                         July 29, 2000 ("7/29/00 10-Q")
 *10.9           Phantom Equity Replacement Stock        Exhibit 10.18 to the 1991 Form S-1
                 Option Plan
 *10.10          Management Incentive Plan and           Exhibit 10.13 to the Annual Report on
                 Addendum to Management Incentive Plan   Form 10-K for the fiscal year ended
                                                         February 1, 1997
  10.11     (a)  Sublease of Oil City, Pennsylvania      Exhibit 10.16 to the 1991 Form S-1
                 store between the Company and Nancy
                 T. Grumbacher, Trustee
            (b)  First Amendment to Oil City,            Exhibit 10.22 to Amendment No. 1 to
                 Pennsylvania sublease                   the 1991 Form S-1
            (c)  Corporate Guarantee with respect to     Exhibit 10.26 to Amendment No. 1 to
                 Oil City, Pennsylvania lease            the 1991 Form S-1
  10.12          Agreement and Plan of Merger among      Exhibit (d)(1) to Schedule TO filed
                 The Bon-Ton Stores, Inc., The Elder-    with the SEC on September 23, 2003
                 Beerman Stores Corp. and Elder-
                 Acquisition Corp.
  10.13     (a)  Second Amended and Restated Credit      Exhibit 99.1 to the Form 8-K filed on
                 Agreement dated as of October 24,       November 7, 2003 ("11/7/03 8-K")
                 2003 among General Electric Capital
                 Corporation, The Bon-Ton Department
                 Stores, Inc., The Elder-Beerman
                 Stores Corp. and the other credit
                 parties and lenders parties thereto.
       **   (b)  First Amendment to Credit Agreement
  10.14          Stock Purchase Agreement dated as of    Exhibit 99.2 to the 11/7/03 8-K
                 October 23, 2003 between The Bon-Ton
                 Stores, Inc. and Tim Grumbacher
  10.15          Registration Rights Agreement dated     Exhibit 99.3 to the 11/7/03 8-K
                 as of October 31, 2003 between The
                 Bon-Ton Stores, Inc. and Tim
                 Gumbacher
  10.16          Master Amendment to Receivables         Exhibit 99.4 to the 11/7/03 8-K
                 Purchase Agreement dated as of
                 October 24, 2003 among The Bon-Ton
                 Receivables Partnership, L.P., BTRGP,
                 Inc., Falcon Asset Securitization
                 Corporation, Charta, LLC and
                 EagleFunding Corporation, certain
                 financial institutions party thereto
                 as investors, Bank One, NA., Citicorp
                 North America, Inc. and Fleet
                 Securities, Inc.
  10.17          Amendment No. 1 to Transfer Agreement   Exhibit 99.5 to the 11/7/038-K
                 dated as of October 24, 2003 by and
                 between The Bon-Ton Department
                 Stores, Inc. and The Bon-Ton
                 Receivables Partnership, L.P.

                                                         Document if Incorporated by
  Exhibit No.    Description                             Reference
----------------------------------------------------------------------------------------------
  10.18          Omnibus Amendment No. 1 dated as of     Exhibit 99.6 to the 11/7/038-K
                 October 24, 2003 among The El-Bee
                 Receivables Corporation, The El-Bee
                 Chargit Corp., Deutsche Bank Trust
                 Company Americas, Citicorp North
                 America, Inc., Citibank, N.A., CRC
                 Funding, LLC, Fleet Securities, Inc.,
                 Fleet National Bank, EagleFunding
                 Corporation, Bank One, NA and Falcon
                 Asset Securitization Corporation.
  10.19          Waiver Letter dated as of October 24,   Exhibit 99.7 to the 11/7/038-K
                 2003 among The El-Bee Receivables
                 Corporation, The El-Bee Chargit
                 Corp., Citicorp North America, Inc.,
                 Fleet Securities, Inc., CRC Funding,
                 LLC, EagleFunding Corporation,
                 Citibank, NA, Fleet National Bank and
                 Deutsche Bank Trust Company Americas.
  10.20**        Bon-Ton Receivable Master Note Trust
                 as of January 30, 2004 among The
                 Bon-Ton Stores, Inc., The Bon-Ton
                 Corp., The Bon-Ton Department Stores,
                 Inc., The Elder-Beerman Stores,
                 Corp., The Bon-Ton Receivables
                 Partnership, L.P., Wachovia Bank,
                 N.A., Wilmington Trust Company, Bank
                 One, N.A., Citicorp North America,
                 Inc., Citibank, N.A., Falcon Asset
                 Securitization Corporation, Charta,
                 LLC and General Electric Capital
                 Corporation.
  21**           Subsidiaries of The Bon-Ton
  23.1**         Consent of KPMG LLP
  23.2**         Explanation Concerning Absence of
                 Current Written Consent of Arthur
                 Andersen LLP
  31.1**         Certification of Tim Grumbacher
  31.2**         Certification of James H. Baireuther
  32**           Certification pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to
                 Section 906 of the Sarbanes-Oxley Act
                 of 2002

 * Constitutes a management contract or compensatory plan or arrangement.

** Filed herewith.

       (b)  Reports on Form 8-K.

                1. A report dated November 7, 2003 filed in connection with the acquisition of The Elder-Beerman Stores Corp.

                2. A report dated November 25, 2003 which furnished a Company press release announcing its results of operations for the thirteen weeks and thirty-nine weeks ended November 1, 2003.

                3. A report dated December 12, 2003 which furnished a Company press release with respect to a dividend declaration.

                4. A report dated December 24, 2003 which amended and supplemented a Form 8-K originally filed on November 7, 2003 in connection with the acquisition of The Elder-Beerman Stores Corp.

       The following Reports on Form 8-K were filed subsequent to January 31, 2004 but prior to the filing of this Report on Form 10-K:

                1. A report dated March 11, 2004 which furnished a Company press release announcing its results of operations for the thirteen weeks and fifty-two weeks ended January 31, 2004.

                2. A report dated March 18, 2004 which furnished a Company press release with respect to a dividend declaration.

                3. A report dated April 22, 2004 which furnished a Company press release with respect to the resignation of the Company's president and chief operating officer.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE BON-TON STORES, INC.



                                          By: /s/ TIM GRUMBACHER
                                            ------------------------------------
                                            Tim Grumbacher
                                            Chairman of the Board and
                                            Chief Executive Officer
Dated: April 27, 2004

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                               Capacity                     Date
--------------------------------------------------------------------------------------------

/s/ TIM GRUMBACHER                       Chairman of the Board and Chief      April 27, 2004
--------------------------------------   Executive Officer
Tim Grumbacher


/s/ JAMES H. BAIREUTHER                  Vice Chairman, Chief Administrative  April 27, 2004
--------------------------------------   Officer and Chief Financial Officer
James H. Baireuther                      (Principal Financial Officer)


/s/ KEITH E. PLOWMAN                     Senior Vice President, Finance       April 27, 2004
--------------------------------------   (Principal Accounting Officer)
Keith E. Plowman


/s/ ROBERT B. BANK                       Director                             April 27, 2004
--------------------------------------
Robert B. Bank


/s/ PHILIP M. BROWNE                     Director                             April 27, 2004
--------------------------------------
Philip M. Browne


/s/ SHIRLEY A. DAWE                      Director                             April 27, 2004
--------------------------------------
Shirley A. Dawe


/s/ MARSHA M. EVERTON                    Director                             April 27, 2004
--------------------------------------
Marsha M. Everton


/s/ MICHAEL L. GLEIM                     Director                             April 27, 2004
--------------------------------------
Michael L. Gleim


/s/ ROBERT E. SALERNO                    Director                             April 27, 2004
--------------------------------------
Robert E. Salerno

              Signature                               Capacity                     Date
--------------------------------------------------------------------------------------------

/s/ LEON D. STARR                        Director                             April 27, 2004
--------------------------------------
Leon D. Starr


/s/ THOMAS W. WOLF                       Director                             April 27, 2004
--------------------------------------
Thomas W. Wolf

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

Independent Auditors' Reports...............................    F-2
Consolidated Balance Sheets.................................    F-5
Consolidated Statements of Income...........................    F-6
Consolidated Statements of Shareholders' Equity.............    F-7
Consolidated Statements of Cash Flows.......................    F-8
Notes to Consolidated Financial Statements..................    F-9
Schedule II -- Valuation and Qualifying Accounts............   F-39

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
  The Bon-Ton Stores, Inc.:

       We have audited the accompanying consolidated balance sheets of The Bon-Ton Stores, Inc. and subsidiaries as of January 31, 2004 and February 1, 2003, and the related consolidated statements of income, shareholders' equity and cash flows for the fiscal years then ended. In connection with our audits of the fiscal 2003 and 2002 consolidated financial statements, we also have audited the fiscal 2003 and 2002 periods in the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. The fiscal 2001 consolidated financial statements and financial statement schedule for this period of The Bon-Ton Stores, Inc. were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule, before the revisions described in Note 3 to the consolidated financial statements, in their report dated March 6, 2002.

       We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the fiscal 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Bon-Ton Stores, Inc. and subsidiaries as of January 31, 2004 and February 1, 2003 and the results of their operations and their cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related fiscal 2003 and 2002 periods in the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

       As discussed above, the fiscal 2001 consolidated financial statements of The Bon-Ton Stores, Inc. and subsidiaries were audited by other auditors who have ceased operations. As described in Note 3, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of February 3, 2002. In our opinion, the disclosures for fiscal 2001 in Note 3 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the fiscal 2001 consolidated financial statements of The Bon-Ton Stores, Inc. and subsidiaries other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the fiscal 2001 consolidated financial statements taken as a whole.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 10, 2004, except as
  to Note 19, which is as
  of March 18, 2004

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

/s/ Arthur Andersen LLP

Philadelphia, PA
March 6, 2002

NOTE: THE REPORT ABOVE IS A COPY OF A PREVIOUSLY ISSUED REPORT AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. THE INFORMATION FOR THE PERIOD ENDED FEBRUARY 2, 2002 IN THE TRANSITIONAL DISCLOSURES REQUIRED BY STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS," WHICH WAS ADOPTED BY THE COMPANY AS OF FEBRUARY 3, 2002, AS DESCRIBED IN NOTE 3, WAS NOT REVIEWED BY ARTHUR ANDERSEN LLP.

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

/s/ Arthur Andersen LLP

Philadelphia, PA
March 6, 2002

NOTE: THE REPORT ABOVE IS A COPY OF A PREVIOUSLY ISSUED REPORT AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. SCHEDULE II, VALUATION AND QUALIFYING ACCOUNTS, IS LOCATED AT PAGE F-39.

                            THE BON-TON STORES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              January 31,   February 1,
(In thousands except share and per share data)                   2004          2003
---------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                    $ 19,890      $ 16,796
  Retained interest in trade receivables and other, net of
     allowance for doubtful accounts and sales returns of
     $6,299 and $3,540 in fiscal 2003 and 2002, respectively    104,679        46,735
  Merchandise inventories                                       257,372       148,618
  Prepaid expenses and other current assets                      14,683        12,958
  Deferred income taxes                                           8,825         3,205
---------------------------------------------------------------------------------------
     Total current assets                                       405,449       228,312
---------------------------------------------------------------------------------------
Property, fixtures and equipment at cost, less accumulated
  depreciation and amortization                                 160,923       136,201
Deferred income taxes                                            24,252         3,980
Goodwill and intangible assets                                    9,121         9,511
Other assets                                                     12,100         4,019
---------------------------------------------------------------------------------------
     TOTAL ASSETS                                              $611,845      $382,023
---------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                             $ 88,118      $ 53,367
  Accrued payroll and benefits                                   36,344        14,037
  Accrued expenses                                               42,519        25,546
  Current portion of long-term debt                               1,113           715
  Current portion of obligations under capital leases             1,797           250
  Income taxes payable                                           13,531         5,249
---------------------------------------------------------------------------------------
     Total current liabilities                                  183,422        99,164
---------------------------------------------------------------------------------------
Long-term debt, less current maturities                         170,703        64,194
Obligations under capital leases, less current maturities         1,013           468
Other long-term liabilities                                      17,223         5,851
---------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                          372,361       169,677
---------------------------------------------------------------------------------------
Commitments and contingencies (Note 11)
Shareholders' equity
  Preferred Stock -- authorized 5,000,000 shares at $0.01
     par value; no shares issued                                     --            --
  Common Stock -- authorized 40,000,000 shares at $0.01 par
     value; issued shares of 13,055,740 and 12,477,285 in
     fiscal 2003 and 2002, respectively                             131           125
  Class A Common Stock -- authorized 20,000,000 shares at
     $0.01 par value; issued and outstanding shares of
     2,989,853 in fiscal 2003 and 2002                               30            30
  Treasury stock, at cost -- shares of 337,800 and 277,000
     in fiscal 2003 and 2002, respectively                       (1,387)       (1,132)
  Additional paid-in capital                                    114,687       107,415
  Deferred compensation                                            (136)         (222)
  Accumulated other comprehensive loss                           (1,298)       (1,876)
  Retained earnings                                             127,457       108,006
---------------------------------------------------------------------------------------
     TOTAL SHAREHOLDERS' EQUITY                                 239,484       212,346
---------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $611,845      $382,023
---------------------------------------------------------------------------------------

 The accompanying notes are an integral part of these consolidated statements.

                            THE BON-TON STORES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                            Fiscal Year Ended
                                                 ---------------------------------------
                                                 January 31,   February 1,   February 2,
(In thousands except share and per share data)      2004          2003          2002
----------------------------------------------------------------------------------------
Net sales                                        $   926,409   $   713,230   $   721,777
Other income, net                                      3,627         2,705         2,548
----------------------------------------------------------------------------------------
                                                     930,036       715,935       724,325
----------------------------------------------------------------------------------------
Costs and expenses:
  Costs of merchandise sold                          588,742       450,818       459,720
  Selling, general and administrative                275,050       219,011       223,599
  Depreciation and amortization                       24,234        21,301        19,783
  Unusual expense                                         --            --           916
----------------------------------------------------------------------------------------
Income from operations                                42,010        24,805        20,307
Interest expense, net                                  9,049         9,436        10,265
----------------------------------------------------------------------------------------
Income before income taxes                            32,961        15,369        10,042
Income tax provision                                  12,360         5,764         3,816
----------------------------------------------------------------------------------------
Net income                                       $    20,601   $     9,605   $     6,226
----------------------------------------------------------------------------------------
PER SHARE AMOUNTS --
  BASIC:
     Net income                                  $      1.36   $      0.63   $      0.41
----------------------------------------------------------------------------------------
  BASIC WEIGHTED AVERAGE SHARES OUTSTANDING       15,161,406    15,192,471    15,200,154
  DILUTED:
     Net income                                  $      1.33   $      0.62   $      0.41
----------------------------------------------------------------------------------------
  DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING     15,508,560    15,394,231    15,214,145

 The accompanying notes are an integral part of these consolidated statements.

                            THE BON-TON STORES, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                  Accum.
                                                                                                   Other
                                                    Class A              Additional   Deferred    Compre-
                                           Common   Common    Treasury    Paid-in      Compen-    hensive   Retained
(In thousands)                             Stock     Stock     Stock      Capital      sation      Loss     Earnings    Total
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT FEBRUARY 3, 2001                 $122      $30     $    --     $106,882      $(347)    $   --    $ 92,175   $198,862
-------------------------------------------------------------------------------------------------------------------------------
 Comprehensive income:
   Net income                                 --       --          --           --         --         --       6,226      6,226
   Cumulative effect of change in
     accounting for derivative
     instruments, net of $256 tax benefit     --       --          --           --         --       (426)         --       (426)
   Unrealized loss on derivative
     financial instruments, net of $1,158
     tax benefit                              --       --          --           --         --     (1,928)         --     (1,928)
-------------------------------------------------------------------------------------------------------------------------------
   Total comprehensive income                 --       --          --           --         --     (2,354)      6,226      3,872
 Issuance of stock under stock award
   plans                                       3       --          --          686       (689)        --          --         --
 Deferred compensation amortization           --       --          --           --        589         --          --        589
 Tax impact of stock options and
   restricted shares                          --       --          --          (45)        --         --          --        (45)
 Cancellation of restricted shares            --       --          --          (56)        39         --          --        (17)
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT FEBRUARY 2, 2002                  125       30          --      107,467       (408)    (2,354)     98,401    203,261
-------------------------------------------------------------------------------------------------------------------------------
 Comprehensive income:
   Net income                                 --       --          --           --         --         --       9,605      9,605
   Amounts amortized into interest
     expense from AOCL, net of $627 tax
     benefit                                  --       --          --           --         --      1,045          --      1,045
   Change in fair value of cash flow
     hedges, net of $340 tax benefit          --       --          --           --         --       (567)         --       (567)
-------------------------------------------------------------------------------------------------------------------------------
   Total comprehensive income                 --       --          --           --         --        478       9,605     10,083
 Common shares repurchased                    --       --      (1,132)          --         --         --          --     (1,132)
 Deferred compensation amortization           --       --          --           --        160         --          --        160
 Tax impact of stock options and
   restricted shares                          --       --          --           (8)        --         --          --         (8)
 Cancellation of restricted shares            --       --          --          (44)        26         --          --        (18)
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT FEBRUARY 1, 2003                  125       30      (1,132)     107,415       (222)    (1,876)    108,006    212,346
-------------------------------------------------------------------------------------------------------------------------------
 Comprehensive income:
   Net income                                 --       --          --           --         --         --      20,601     20,601
   Change in fair value of cash flow
     hedges, net of $347 tax benefit          --       --          --           --         --        578          --        578
-------------------------------------------------------------------------------------------------------------------------------
   Total comprehensive income                 --       --          --           --         --        578      20,601     21,179
 Dividends to shareholders, $.075 per
   share                                      --       --          --           --         --         --      (1,150)    (1,150)
 Stock options exercised                       1       --          --          510         --         --          --        511
 Common shares issued                          5       --          --        6,495         --         --          --      6,500
 Common shares repurchased                    --       --        (255)          --         --         --          --       (255)
 Issuance of stock under stock award
   plans                                      --       --          --          123       (123)        --          --         --
 Deferred compensation amortization           --       --          --           --        209         --          --        209
 Tax impact of stock options and
   restricted shares                          --       --          --          186         --         --          --        186
 Cancellation of restricted shares            --       --          --          (42)        --         --          --        (42)
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 31, 2004                 $131      $30     $(1,387)    $114,687      $(136)    $(1,298)  $127,457   $239,484
-------------------------------------------------------------------------------------------------------------------------------

 The accompanying notes are an integral part of these consolidated statements.

                            THE BON-TON STORES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Fiscal Year Ended
                                                     ---------------------------------------
                                                     January 31,   February 1,   February 2,
(In thousands)                                          2004          2003          2002
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $  20,601     $   9,605     $   6,226
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                          24,234        21,301        19,783
  Bad debt provision                                      3,825         1,357         1,305
  Stock compensation expense                                209           160           589
  (Gain) loss on sale of property, fixtures and
     equipment                                             (913)           (2)            3
  Cancellation of restricted shares                         (42)          (18)          (17)
  Decrease in other long-term assets                      3,084           407           291
  Decrease (increase) in deferred income tax assets         994         2,286        (5,803)
  Increase (decrease) in other long-term
     liabilities                                          2,191            93        (4,383)
  Net transfers of receivables to accounts
     receivable facility                                 83,488        (5,000)           --
Changes in operating assets and liabilities:
  Increase in retained interest in trade
     receivables and other                              (33,411)      (11,185)       (8,414)
  Decrease in merchandise inventories                    58,313        17,425        24,147
  Decrease (increase) in prepaid expenses and other
     current assets                                       4,461        (2,416)       (2,039)
  Decrease in accounts payable                          (34,420)       (1,718)       (1,973)
  Increase in accrued expenses                            4,871         2,426         7,825
  Increase (decrease) in income taxes payable            17,728        (6,293)        2,010
--------------------------------------------------------------------------------------------
     Total adjustments                                  134,612        18,823        33,324
--------------------------------------------------------------------------------------------
     Net cash provided by operating activities          155,213        28,428        39,550
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  (19,532)      (14,806)      (15,550)
  Acquisition, net of cash acquired                     (97,644)           --            --
  Proceeds from sale of property, fixtures and
     equipment                                            1,310            31            16
--------------------------------------------------------------------------------------------
     Net cash used in investing activities             (115,866)      (14,775)      (15,534)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt and capital lease
     obligations                                       (453,052)     (174,030)     (207,064)
  Proceeds from issuance of long-term debt              415,635       170,850       176,050
  Issuance of common stock                                6,500            --            --
  Common stock repurchased                                 (255)       (1,132)           --
  Cash dividends paid                                    (1,150)           --            --
  Stock options exercised                                   511            --            --
  Deferred financing costs paid                          (7,874)         (336)         (129)
  Increase (decrease) in bank overdraft balances          3,432        (1,961)        2,812
--------------------------------------------------------------------------------------------
     Net cash used in financing activities              (36,253)       (6,609)      (28,331)
     Net increase (decrease) in cash and cash
       equivalents                                        3,094         7,044        (4,315)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         16,796         9,752        14,067
--------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  19,890     $  16,796     $   9,752
--------------------------------------------------------------------------------------------

 The accompanying notes are an integral part of these consolidated statements.

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

       The Bon-Ton Stores, Inc., a Pennsylvania corporation, was incorporated on January 31, 1996 as the successor of a company incorporated on January 31, 1929, and currently operates, through its subsidiaries, 140 department stores and two furniture stores in sixteen states from the Northeast to the Midwest under the names "Bon-Ton" and "Elder-Beerman." The Company conducts its operations through one business segment.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

       The consolidated financial statements include the accounts of The Bon-Ton Stores, Inc. and all of its wholly owned subsidiaries (the "Company"). All intercompany transactions have been eliminated in consolidation. Results of operations for the year ended January 31, 2004 include Elder-Beerman operations for the period from October 24, 2003 to January 31, 2004 (see Note 2).

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

FISCAL YEAR

       The Company's fiscal year ends on the Saturday nearer January 31, and consisted of fifty-two weeks for fiscal years 2003, 2002 and 2001. Fiscal years 2003, 2002 and 2001 ended on January 31, 2004, February 1, 2003 and February 2, 2002, respectively.

RECLASSIFICATIONS

       Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications did not impact the Company's net income for fiscal 2003, 2002 or 2001.

CASH AND CASH EQUIVALENTS

       The Company considers all highly liquid short-term investments with a remaining term of three months or less to be cash equivalents. Cash equivalents are generally overnight money market investments.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

       The Company owns and administers two proprietary credit card programs. The Company performs ongoing credit evaluations of its customers who hold the Company's proprietary credit cards, and adjusts credit limits based upon payment history and the customer's current credit-worthiness. The Company continually monitors collections and payments from customers and maintains an allowance for estimated credit losses based upon its historical experience and any specific customer collection issues identified (e.g. bankruptcy). While such credit losses have historically been within expectations and provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates as in the past. If circumstances change (e.g., higher than expected defaults or bankruptcies), the Company's estimates of the recoverability

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

of amounts due the Company could be reduced by a material amount. The Company's policy is to write-off any receivables that have gone 180 days without a payment or for which the Company received notification of a customer bankruptcy, or write-off sooner based upon the Company's judgement. The allowance for doubtful accounts and sales returns amounted to $6,299 and $3,540 as of January 31, 2004 and February 1, 2003, respectively.

MERCHANDISE INVENTORIES

       For financial reporting and tax purposes, merchandise inventories are determined by the retail method using a LIFO (last-in, first-out) cost basis. There was no adjustment to costs of merchandise sold for LIFO valuations in fiscal 2003. Fiscal 2002 reflects a charge of $712 and fiscal 2001 reflects income of $3,712 for LIFO valuation. If the first-in, first-out (FIFO) method of inventory valuation had been used instead of the LIFO method, merchandise inventories would have been $6,637 lower at January 31, 2004 and February 1, 2003.

       Costs for merchandise purchases, product development and distribution are included in costs of merchandise sold.

PROPERTY, FIXTURES AND EQUIPMENT: DEPRECIATION AND AMORTIZATION

       Depreciation and amortization of property, fixtures and equipment is computed using the straight-line method based upon remaining lease terms or the following average estimated service lives:

Buildings                                                      20 to 40 years
Leasehold improvements                                          2 to 15 years
Fixtures and equipment                                          3 to 10 years

       No depreciation is recorded until property, fixtures and equipment are placed into service. Property, fixtures and equipment not placed into service are classified as construction in progress. The Company capitalizes interest incurred during the construction of new facilities or major improvements to existing facilities. The amount of interest costs capitalized is limited to that incurred during the construction period. Interest of $1, $3 and $25 was capitalized in fiscal years 2003, 2002 and 2001, respectively.

       Repair and maintenance costs are charged to operations as incurred. Property retired or sold is removed from asset and accumulated depreciation accounts and the resulting gain or loss is reflected in selling, general and administrative expense.

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

       The Company assesses the impairment of property, fixtures and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss of approximately $800 and $2,000 for certain store assets was recorded and is included as part of depreciation and amortization expense in fiscal 2003 and 2002, respectively (see Note 4). In addition, charges of $2,378 were recorded within depreciation and amortization expense in fiscal 2003 for the write-off of duplicate information systems software due to the acquisition of Elder-Beerman.

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

GOODWILL AND INTANGIBLE ASSETS

       Goodwill and intangible assets consist of goodwill and lease-related interests classified as intangible assets:

                                                              January 31,   February 1,
                                                                 2004          2003
---------------------------------------------------------------------------------------
Goodwill                                                        $ 2,965       $ 2,965

Intangible assets -- leases                                     $10,828       $10,828
Less: Accumulated amortization                                    4,672         4,282
---------------------------------------------------------------------------------------
  Net intangible assets -- leases                               $ 6,156       $ 6,546
---------------------------------------------------------------------------------------

       These lease interests relate to below-market-rate leases purchased in store acquisitions completed in fiscal years 1992 through 1999, which were adjusted to reflect fair market value. These leases have average lives of twenty-five years.

       In fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). In accordance with SFAS No. 142, the Company periodically reviews goodwill and other intangible assets that have indefinite lives for impairment. This review is performed at least annually and may be performed more frequently if events or changes in circumstances indicate the carrying value of goodwill and other intangible assets might exceed their current fair values. The Company determines fair value using discounted cash flow analysis, which requires certain assumptions and estimates regarding industry economic factors and future profitability. It is the Company's policy to conduct impairment testing based on its most current business plans and forecasts, which reflect anticipated changes in the economy and the industry.

DEFERRED FINANCING FEES

       Amounts paid by the Company to lenders to secure credit and accounts receivable securitization facilities are reflected in non-current other assets and are amortized over the term of the related facility. Amortization of credit facility costs and accounts receivable securitization facility costs are classified as interest expense and selling, general and administrative expense, respectively. Unamortized amounts at January 31, 2004 and February 1, 2003 were $7,494 and $1,255, respectively. Deferred financing fees amortized to expense for fiscal 2003, 2002 and 2001 were $1,635, $296 and $223, respectively.

ACCRUED EXPENSES

       Accrued expenses consist of liabilities associated with store and corporate facility operations, such as lease expense, advertising, employee severance, real estate taxes, legal expense and expense recorded pursuant to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (see Note 7).

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

       Accrued expenses at January 31, 2004 and February 1, 2003 were comprised of the following:

                                                              January 31,   February 1,
                                                                 2004          2003
---------------------------------------------------------------------------------------
Customer liabilities                                            $10,178       $ 6,590
Taxes                                                             8,016         2,606
Rent                                                              3,693         2,894
Capital expenditures                                              3,949         3,407
Elder-Beerman shares not tendered                                 2,716            --
Interest and cash flow hedges                                     2,678         4,558
Advertising                                                       2,119         1,224
Other                                                             9,170         4,267
---------------------------------------------------------------------------------------
  Total                                                         $42,519       $25,546
---------------------------------------------------------------------------------------

INCOME TAXES

       The Company accounts for income taxes according to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities and from net operating losses and credit carryforwards, using applicable current marginal tax rates (see Note 13).

REVENUE RECOGNITION

       The Company recognizes revenue at either the point-of-sale or at the time merchandise is shipped to the customer. Sales are net of returns and exclude sales tax. A reserve is provided for estimated merchandise returns based on experience and is reflected as an adjustment to sales and costs of merchandise sold.

LEASED DEPARTMENT SALES

       The Company leases space to third parties in several of its stores and receives compensation based on a percentage of sales made in these departments. Other income, net, includes leased department rental income of $3,814, $2,903 and $2,738 in fiscal 2003, 2002 and 2001, respectively.

ADVERTISING

       Advertising production costs are expensed the first time the advertisement is run. Media placement costs are expensed in the period the advertising appears. Total advertising expenses, net of vendor allowances, included in selling, general and administrative expenses for fiscal 2003, 2002 and 2001 were $34,270, $25,694 and $26,717, respectively. Prepaid expenses and other current assets include prepaid advertising costs of $1,032 and $589 at January 31, 2004 and February 1, 2003, respectively.

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

       Additionally, the Company receives allowances from vendors in connection with cooperative advertising programs. These amounts are recognized by the Company as a reduction of the related advertising costs that have been incurred and reflected in selling, general and administrative expenses. The Company reviews advertising allowances received from each vendor to ensure reimbursements are for specific, incremental and identifiable advertising costs incurred by the Company to sell the vendor's products. If a vendor reimbursement exceeds the costs incurred by the Company, the excess reimbursement is recorded as a reduction of cost purchases from the vendor and reflected as a reduction of costs of merchandise sold when the related merchandise is sold.

PURCHASE ORDER VIOLATIONS

       The Company, consistent with industry practice, mandates that vendor merchandise shipments conform to certain standards. These standards are usually defined in the purchase order and include items such as proper ticketing, security tagging, quantity, packaging, on-time delivery, etc. Failure by vendors to conform to these standards increases Company merchandise handling costs. Accordingly, various purchase order violation charges are billed to vendors; these charges are reflected by the Company as a reduction of cost of sales in the period in which the respective violations occur. The Company establishes reserves for purchase order violations that may become uncollectible.

SELF-INSURANCE LIABILITIES

       The Company is self-insured for certain losses related to workers' compensation and health insurance, although it maintains stop-loss coverage with third party insurers to limit exposures. The estimate of its self-insurance liability contains uncertainty since the Company must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. When estimating its self-insurance liability, the Company considers a number of factors which include, but are not limited to, historical claim experience, demographic factors, severity factors and information provided by independent third-party advisors. The Company has not made any material changes in the accounting methodology used to establish its self-insurance liabilities during the past three fiscal years.

REVOLVING CHARGE ACCOUNTS

       Finance charge income and late fees on customer revolving charge accounts are reflected as a reduction of selling, general and administrative expenses. Finance charge income and late fees earned by the Company, before considering costs of administering and servicing revolving charge accounts, for fiscal 2003, 2002 and 2001 were $41,586, $34,732 and $33,706, respectively. Finance charge income is a component of securitization income but is also recognized on retained

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

interests in the securitized receivables (see Note 9). Late fees are not considered when calculating the gain on the sale of receivables; rather, they are recognized when earned.

RECEIVABLE SALES

       When the Company sells receivables in securitizations of credit card loans, it retains interest-only strips, subordinated interests and servicing rights, all of which are retained interests in the securitized receivables. Gain or loss on sale of the receivables depends in part on the previous carrying amount of financial assets involved in the transfer, allocated between the assets sold and retained interests, based on their relative fair value at date of transfer. To obtain fair values, quoted market prices are generally not available for retained interests and the Company estimates fair value based on the present value of future expected cash flows using management's best estimates of key assumptions -- credit losses, prepayment impact and an appropriate discount rate commensurate with the risks involved. Factors impacting this estimate of fair value are updated each quarter based on the historical performance of the Company's credit card portfolio. Similar to other estimates used that are influenced by factors outside the Company's control, uncertainty is inherent in these estimates, making it reasonably possible that they could change in the near term.

STOCK-BASED COMPENSATION

       The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

                                                                Fiscal Year Ended
                                                     ---------------------------------------
                                                     January 31,   February 1,   February 2,
                                                        2004          2003          2002
--------------------------------------------------------------------------------------------
Net income, as reported                                $20,601       $9,605        $6,226
Deduct: Total stock-option-based employee
  compensation expense determined under fair-
  value-based methods for all awards, net of
  related tax effects                                      332          416           590
--------------------------------------------------------------------------------------------
Pro forma net income                                   $20,269       $9,189        $5,636
--------------------------------------------------------------------------------------------
Earnings per share
  Basic        As reported                             $  1.36       $ 0.63        $ 0.41
               Pro forma                                  1.34         0.60          0.37
  Diluted      As reported                             $  1.33       $ 0.62        $ 0.41
               Pro forma                                  1.31         0.60          0.37

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

       All stock options granted during the fiscal years presented in the table above were issued with an option exercise price equal to the per-share market price at date of grant. The Company used the Black-Scholes option pricing model to calculate the fair value of stock options at the grant date. See Note 15 for assumptions used.

       The FASB is currently reviewing the accounting for stock options, and may require use of the fair value method prescribed by SFAS No. 123. In addition, on February 19, 2004, the International Accounting Standards Board issued accounting rules that require the expensing of stock options, and the FASB is working to align U.S. accounting with international standards. As required by SFAS No. 123 for companies retaining APB 25 accounting, the Company discloses the estimated impact of fair value accounting for stock options issued.

EARNINGS PER SHARE

       The presentation of earnings per share ("EPS") requires a reconciliation of the numerators and denominators used in basic and diluted EPS calculations. The numerator, net income, is identical in both calculations. The following table presents a reconciliation of the weighted average shares outstanding used in EPS calculations for each of fiscal 2003, 2002 and 2001:

                               Fiscal 2003          Fiscal 2002          Fiscal 2001
                            ------------------   ------------------   ------------------
                              Shares      EPS      Shares      EPS      Shares      EPS
----------------------------------------------------------------------------------------
Basic Calculation           15,161,406   $1.36   15,192,471   $0.63   15,200,154   $0.41
Effect of dilutive
  shares --
  Restricted shares            110,679              103,274               13,991
  Options                      236,475               98,486                   --
----------------------------------------------------------------------------------------
Diluted Calculation         15,508,560   $1.33   15,394,231   $0.62   15,214,145   $0.41
----------------------------------------------------------------------------------------

       Options to purchase shares with exercise prices greater than average market price were excluded from the above table for fiscal 2003, 2002 and 2001 in the amounts of 341,042, 620,000 and 908,000, respectively, as they would have been antidilutive.

2.  ACQUISITION

       Effective October 24, 2003, pursuant to the Agreement and Plan of Merger dated as of September 15, 2003, among the Company, The Elder-Beerman Stores Corp. ("Elder-Beerman") and Elder Acquisition Corp., an indirect wholly owned subsidiary of the Company ("Merger Sub"), Merger Sub was merged with and into Elder-Beerman with Elder-Beerman continuing as the surviving corporation and as an indirect wholly owned subsidiary of the Company (the "Merger"). Elder-Beerman is headquartered in Dayton, Ohio and operates sixty-seven department stores and two home furniture stores in Illinois, Indiana, Iowa, Kentucky, Michigan, Ohio, Pennsylvania, West Virginia and Wisconsin.

       Prior to the Merger, Merger Sub had acquired 10,892,494 shares of Elder-Beerman common stock, representing approximately 94% of the outstanding Elder-Beerman common stock, pursuant to a tender offer for all of the outstanding shares of Elder-Beerman common stock. The consideration paid pursuant to the tender offer was $8.00 in cash per share. As a result of the Merger, each share of Elder-Beerman common stock outstanding at the effective time of the Merger was converted into the right to receive $8.00 in cash. On October 23, 2003, there were 11,585,457 shares of Elder-Beerman common stock outstanding. Following consummation of the Merger, the Elder-Beerman common stock was delisted from Nasdaq. As of January 31, 2004, the

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

consolidated balance sheet of the Company includes a liability of $2,716 for Elder-Beerman common stock not yet tendered.

       The Company financed the Elder-Beerman acquisition by amending and restating its revolving credit facility agreement and accounts receivable facility agreements (see Note 6). In addition, the Company obtained equity financing in an aggregate amount of $6,500 from the Chairman and Chief Executive Officer of the Company pursuant to a Stock Purchase Agreement dated as of October 23, 2003 under which the Company issued 476,890 shares, at fair market value, of the Company's common stock.

       The primary reason for the acquisition was the addition of the Elder-Beerman stores and the corresponding increase in geographic presence as well as the Company's belief in the opportunity for enhanced growth and profitability.

       The Company's consolidated balance sheet and consolidated statement of operations for fiscal 2003 include Elder-Beerman operations for the period from October 24, 2003 through January 31, 2004. Elder-Beerman operations reflect preliminary purchase accounting, which is subject to future refinement based upon updated valuations of certain assets acquired.

       The acquisition purchase price was $109,470, consisting of the following:

Purchase of common stock                                       $ 92,684
Settlement of stock options                                       7,436
Professional fees incurred                                        9,350
-----------------------------------------------------------------------
                                                               $109,470
-----------------------------------------------------------------------

       The total purchase price has preliminarily been allocated to the assets acquired and liabilities assumed based on their estimated fair values at acquisition as follows:

Cash and cash equivalents                                      $  11,826
Trade and other accounts receivable                              111,847
Merchandise inventories                                          167,068
Deferred income taxes, net                                        36,495
Property, fixtures and equipment                                  30,575
Other assets                                                       9,474
Accounts payable                                                 (65,831)
Debt                                                            (143,501)
Obligations under capital leases                                  (2,914)
Other liabilities                                                (45,569)
------------------------------------------------------------------------
  Purchase price                                               $ 109,470
------------------------------------------------------------------------

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

       The following unaudited pro forma information presents the results of operations of the Company as if the Elder-Beerman acquisition had taken place at the beginning of the respective periods presented:

                                                        Fiscal Year Ended
                                                    -------------------------
                                                    January 31,   February 1,
                                                       2004          2003
                                                    (Pro Forma)   (Pro Forma)
                                                     Unaudited     Unaudited
-----------------------------------------------------------------------------
Net sales                                           $1,318,835    $1,353,078
Other income, net                                        5,553         5,905
-----------------------------------------------------------------------------
                                                     1,324,388     1,358,983
-----------------------------------------------------------------------------
Costs and expenses:
  Costs of merchandise sold                            843,882       865,056
  Selling, general and administrative                  409,644       416,318
  Depreciation and amortization                         29,067        27,967
-----------------------------------------------------------------------------
Income from operations                                  41,795        49,642
Interest expense, net                                   19,799        26,598
-----------------------------------------------------------------------------
Income before income taxes and cumulative effect
  of changes in accounting principles                   21,996        23,044
Income tax provision                                     8,332         8,601
-----------------------------------------------------------------------------
Income before cumulative effect of changes in
  accounting principles                                 13,664        14,443
Cumulative effect of changes in accounting
  principles, net of tax                                    --       (15,118)
-----------------------------------------------------------------------------
NET INCOME (LOSS)                                   $   13,664    $     (675)
-----------------------------------------------------------------------------
INCOME (LOSS) PER SHARE --
  Basic                                             $     0.88    $    (0.04)
  Diluted                                           $     0.86    $    (0.04)

       Pro forma adjustments have been made to reflect depreciation and amortization based on preliminary valuations of property, fixtures and equipment, interest expense on borrowings used to finance the acquisition and issuance of 476,890 shares of the Company's common stock to the Chairman and Chief Executive Officer of the Company.

       Pro forma fiscal 2003 statement of operations includes nonrecurring charges of $7,830 related to pre-acquisition costs incurred by Elder-Beerman and other integration costs. In addition, the pro forma fiscal 2003 statement of operations includes nonrecurring charges of $2,378 for the write-off of duplicate information systems software due to the acquisition.

       Pro forma fiscal 2002 statement of operations includes the cumulative effect of changes in accounting principles associated with an Elder-Beerman goodwill impairment charge and Elder-Beerman unrecognized actuarial gains and losses related to pension benefits.

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

       The above unaudited pro forma results of operations are presented for informational purposes only, are not necessarily indicative of actual results of operations had the acquisition been effected at the beginning of the respective periods presented, do not reflect potential synergies, integration costs and other such costs or savings and are not indicative of future results.

       In connection with the acquisition, the Company developed integration plans which will result in involuntary terminations, employee relocations, and lease and other contract terminations. The liability for involuntary termination benefits covers approximately three hundred employees, primarily in general and administrative and merchandising functions. The Company expects to pay the balance of involuntary termination benefits and employee relocations in fiscal 2004. The liability for lease and other contractual terminations benefits will be paid over the remaining contract periods through 2030. In fiscal 2004, the Company will finalize its integration plans, which may result in additional liabilities. Liabilities recognized in connection with the acquisition and activity to date are as follows:

                                        Involuntary                  Lease and
                                        Termination    Employee    Other Contract
                                         Benefits     Relocation    Termination      Total
-------------------------------------------------------------------------------------------
Liability established in purchase
  accounting                              $5,571        $1,637         $3,053       $10,261
Payments during fiscal 2003                   --           (26)            --           (26)
-------------------------------------------------------------------------------------------
  Balance at January 31, 2004             $5,571        $1,611         $3,053       $10,235
-------------------------------------------------------------------------------------------

3.  GOODWILL AND INTANGIBLE ASSETS

       Effective at the beginning of fiscal 2002, the Company adopted SFAS No.
142. Upon adoption of SFAS No. 142, goodwill amortization ceased. Goodwill is now subject to fair-value based impairment tests performed, at a minimum, on an annual basis. In addition, a transitional goodwill impairment test was required as of the adoption date.

       The Company completed the required goodwill impairment test and determined that its goodwill was not impaired. During fiscal 2003 and 2002, no goodwill amortization was recorded, no additional goodwill was acquired, no impairment losses were recognized and no goodwill was disposed of through a sale.

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

       SFAS No. 142 requires the presentation of net income and related earnings per share data adjusted for the effect of goodwill amortization. To illustrate the impact of goodwill amortization on results of fiscal 2001, the following table provides adjusted net income and earnings per share:

                                                               February 2,
Fiscal Year Ended                                                 2002
--------------------------------------------------------------------------
Reported net income                                              $6,226
Add back: Goodwill amortization                                     234
--------------------------------------------------------------------------
Adjusted net income                                              $6,460
--------------------------------------------------------------------------
Per share amounts --
BASIC:
Reported net income                                              $ 0.41
Add back: Goodwill amortization                                    0.02
--------------------------------------------------------------------------
Adjusted net income                                              $ 0.43
--------------------------------------------------------------------------
DILUTED:
Reported net income                                              $ 0.41
Add back: Goodwill amortization                                    0.01
--------------------------------------------------------------------------
Adjusted net income                                              $ 0.42
--------------------------------------------------------------------------

       SFAS No. 142 also requires disclosure of intangible assets that are subject to amortization. As of January 31, 2004 and February 1, 2003, the Company reported the following lease-related interests classified as intangible assets:

                                                              January 31,   February 1,
                                                                 2004          2003
---------------------------------------------------------------------------------------
Intangible assets -- leases                                     $10,828       $10,828
Less: Accumulated amortization                                    4,672         4,282
---------------------------------------------------------------------------------------
  Net                                                           $ 6,156       $ 6,546
---------------------------------------------------------------------------------------

       These lease interests relate to below-market-rate leases purchased in store acquisitions completed in fiscal 1992 through 1999, which were adjusted to reflect fair market value. These leases have average lives of twenty-five years. Amortization of $390 and $488 was recorded on these intangible assets during fiscal 2003 and 2002, respectively. The Company anticipates amortization on these intangible assets of approximately $423, $493, $491, $470 and $470 for fiscal 2004, 2005, 2006, 2007 and 2008, respectively.

4.  LONG-LIVED ASSET IMPAIRMENT

       In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-lived Assets" ("SFAS No. 144"), which supersedes SFAS No
121. SFAS No. 144 requires the Company to recognize an impairment loss only if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and the fair value of the asset.

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

       The Company evaluates the recoverability of its long-lived assets in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The evaluation measures the fair value of the assets by comparing estimated future cash flows for individual store locations to their carrying values. As a result of this evaluation, impairment losses of approximately $800 and $2,000 were recorded in fiscal 2003 and 2002, respectively, and are included in depreciation and amortization expense.

       In the third and fourth quarters of fiscal 2003, the Company recorded charges totaling $2,378 for the write-off of duplicate information systems software due to the acquisition of Elder-Beerman.

5.  EXIT OR DISPOSAL ACTIVITIES

       In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities that were previously accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") set forth in EITF Issue No. 94-3. The scope of SFAS No. 146 also includes: (1) costs related to terminating a contract that is not a capital lease, and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 was effective for exit or disposal activities that were initiated after December 31, 2002.

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

       The Company elected to adopt SFAS No. 146 early for these exit activities and, in fiscal 2003 and 2002, recorded a net reduction of expense of $4 and charges of $696, respectively, relating to the closures. These expenses related primarily to termination benefits for affected associates and other costs to consolidate the distribution centers. All reduction of expenses and charges were included within selling, general and administrative expense.

       Following is a reconciliation of accruals related to the distribution center and store closures:

                                                        Termination   Other Closing
                                                         Benefits         Costs       Total
-------------------------------------------------------------------------------------------
Provisions during fiscal 2002                              $ 346          $ 350       $ 696
Payments during fiscal 2002                                 (126)           (95)       (221)
-------------------------------------------------------------------------------------------
  Balance at February 1, 2003                                220            255         475
Provisions during fiscal 2003                                 58            (62)         (4)
Payments during fiscal 2003                                 (278)          (193)       (471)
-------------------------------------------------------------------------------------------
  Balance at January 31, 2004                              $  --          $  --       $  --
-------------------------------------------------------------------------------------------

       Total closing costs were $692, with $404 for termination benefits and $288 for other costs.

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

       As of January 31, 2004, the remaining York, Pennsylvania distribution center rental obligation through lease expiration in December 2020 is $9,431. The Company continues to utilize a portion of this facility for its data processing operations center and intends to assign the lease for the remaining space. The Company anticipates that the fair market value of any sublet income will equal or exceed its remaining rent obligation.

       During the second quarter of 2003, the Company sold its Harrisburg, Pennsylvania distribution center, resulting in a gain of $933 classified within selling, general and administrative expenses.

6.  DEBT

       Debt consisted of the following:

                                                              January 31,   February 1,
                                                                 2004          2003
---------------------------------------------------------------------------------------
Revolving credit agreement -- principal payable October 24,
  2007; interest payable periodically at varying rates
  (2.89% for fiscal 2003)                                      $127,000       $40,200
Term Loan -- principal payable October 24, 2007; interest
  payable periodically at the prime rate plus 5% (9.00% for
  fiscal 2003)                                                   25,000            --
Mortgage notes payable -- principal payable in varying
  monthly installments through June 2016; interest 9.62%;
  secured by land and buildings                                  18,494        19,209
Mortgage notes payable -- principal payable February 1,
  2012; interest payable monthly at various rates; secured
  by a building                                                      --         4,500
Mortgage note payable -- principal payable January 1, 2011;
  interest payable monthly at 5.00% beginning February 1,
  2006; secured by a building and fixtures                        1,000         1,000
Installment note payable -- principal payable in monthly
  installments through March 1, 2004; interest payable at
  13.4%                                                             322            --
---------------------------------------------------------------------------------------
Total debt                                                      171,816        64,909
Less: current maturities                                          1,113           715
---------------------------------------------------------------------------------------
Long-term debt                                                 $170,703       $64,194
---------------------------------------------------------------------------------------

       Effective October 24, 2003, in connection with the acquisition of Elder-Beerman, the Company amended and restated its revolving credit facility agreement. The amendment increased the line from $150,000 to $300,000 and added a term loan in the amount of $25,000. The amendment modified the borrowing availability formula against eligible inventory, fixed assets and real estate. The interest rate, based on LIBOR or an index rate plus an applicable margin, and fee charges are determined by a formula based upon the Company's borrowing availability. The agreement contains restrictions against the incurrence of additional indebtedness, pledge or sale of assets, payment of dividends and other similar restrictions. Per the agreement, dividends paid by the Company may not exceed $7,500 over the life of the agreement, or $4,000 in any single year. Financial covenants contained in the amended agreement include the following: A limitation on fiscal 2004 capital expenditures of $52,468, minimum borrowing availability of $10,000 and a fixed charge coverage ratio of 1.0-to-1. The fixed charge coverage ratio is defined as earnings before interest, taxes, depreciation and amortization divided by interest expense, capital expendi-

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

tures, tax payments and scheduled debt payments -- measured at fiscal quarter-end based on the immediately preceding four fiscal quarters. As of January 31, 2004, the Company had borrowings of $152,000 and letter-of-credit commitments of $14,127, with $50,671 of additional borrowing availability remaining under the agreement.

       On May 17, 1996, the Company entered into a $23,400, twenty-year mortgage agreement secured by its four stores in Rochester, New York.

       On January 2, 2004, the Company paid-off the $4,500 mortgage note payable. Unamortized fees of $89 related to the note were accelerated. No prepayment penalty was incurred.

       The Company entered into a loan agreement with the City of Scranton, Pennsylvania on July 5, 2000. The loan provided $1,000 to be used in certain store renovations. The agreement provides for interest payments beginning February 1, 2006 at a rate of 5.0% per annum. The principal balance is to be paid in full by January 1, 2011.

       The installment note payable was assumed through the acquisition of Elder-Beerman on October 24, 2003. The note relates to point-of-sale computer equipment.

       The Company was in compliance with all loan agreement restrictions and covenants during fiscal 2003.

       The fair value of the Company's debt, excluding interest rate swaps, was estimated at $174,769 and $67,676 on January 31, 2004 and February 1, 2003, respectively, and is based on an estimate of rates available to the Company for debt with similar features.

       Debt maturities by fiscal year as of January 31, 2004, are as follows:

2004                                                           $  1,113
2005                                                                876
2006                                                                970
2007                                                            153,073
2008                                                              1,188
2009 and thereafter                                              14,596
-----------------------------------------------------------------------
                                                               $171,816
-----------------------------------------------------------------------

7.  INTEREST RATE DERIVATIVES

       The Company maintains an interest rate swap that allows the Company to convert variable rates under its credit facilities to fixed rates. The following table indicates the notional amounts as of January 31, 2004 and February 1, 2003 and the range of interest rates paid and received by the Company during the fiscal years ended on those respective dates:

                                                            January 31,    February 1,
                                                                2004           2003
---------------------------------------------------------------------------------------
Fixed swaps (notional amount)                               $     30,000   $    110,000
Range of receive rate                                        1.11%-1.66%    1.76%-2.21%
Range of pay rate                                            5.43%-5.88%    5.43%-5.88%

       The $30,000 interest rate swap held at January 31, 2004 will expire February 6, 2006. The net income or expense from the exchange of interest rate payments is included in interest expense. The estimated fair value of the interest rate swap agreements, based on dealer quotes, at Janu-

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

ary 31, 2004 and February 1, 2003, was an unrealized loss of $1,991 and $4,940, respectively, and represents the amount the Company would pay if the agreements were terminated as of said dates.

       On February 5, 2001, the Company adopted SFAS No. 133 and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging
Activities -- an amendment of FASB Statement No. 133." SFAS No. 133 requires the transition adjustment, net of tax effect, resulting from adopting these Statements to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. In the first quarter of fiscal 2001, a $426 net-of-tax loss transition adjustment was recorded in accumulated other comprehensive loss as a result of recognizing at fair value all derivatives designated as cash flow hedging instruments.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

       The Company recognizes all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, the Company generally designates the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"). Changes in the fair value of a derivative that is designated as, and meets all required criteria for, a cash flow hedge are recorded in accumulated other comprehensive loss and reclassified into earnings as the underlying hedged item affects earnings. The portion of the change in fair value of a derivative associated with hedge ineffectiveness or the component of a derivative instrument excluded from the assessment of hedge effectiveness is recorded in current earnings. Also, changes in the entire fair value of a derivative that is not designated as a hedge are recorded in earnings. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as cash flow hedges to specific balance sheet liabilities.

       The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively for the respective derivative. In addition, if the forecasted transaction is no longer likely to occur, any amounts in accumulated other comprehensive loss related to the derivative are recorded in the statement of operations for the current period.

DEBT PORTFOLIO MANAGEMENT

       It is the policy of the Company to identify on a continuing basis the need for debt capital and evaluate financial risks inherent in funding the Company with debt capital. Reflecting the result of this ongoing review, the debt portfolio and hedging program of the Company is managed to (1) reduce funding risk with respect to borrowings made or to be made by the Company to preserve the Company's access to debt capital and provide debt capital as required for funding and liquidity purposes, and (2) reduce the aggregate interest rate risk of the debt portfolio in accordance with certain debt management parameters. The Company enters into interest rate swap agreements to change the fixed/variable interest rate mix of the debt portfolio in order to maintain the percentage of fixed-rate and variable-rate debt within parameters set by management. In accordance with these parameters, swap agreements are used to reduce interest rate risks and costs inherent in the Company's debt portfolio. The Company currently has an interest rate swap contract outstanding to effectively convert a portion of its variable-rate debt to fixed-rate debt.

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

This contracts entails the exchange of fixed-rate and floating-rate interest payments periodically over the agreement life.

CASH FLOW HEDGES

       Changes in the fair value of derivatives qualifying as cash flow hedges are reported in accumulated other comprehensive loss. Gains and losses are reclassified into earnings as the underlying hedged item affects earnings, such as when quarterly settlements are made on the hedged forecasted transaction.

       In fiscal 2002, the Company discontinued cash flow hedge accounting for swaps with a notional amount of $40,000. As these swaps were no longer considered highly effective under SFAS No. 133, they were then marked-to-market through earnings each reporting period. For fiscal 2002, a reduction in interest expense of $225 was recorded related to the mark-to-market adjustment for these swaps. In addition, $1,672 related to these swaps was released from accumulated other comprehensive loss to interest expense during fiscal 2002.

       Interest expense for fiscal 2003 includes net gains related to interest rate hedges of $1,714. Interest expense for fiscal 2002 and 2001 includes net losses related to interest rate hedges of $1,395 and $543, respectively. As of January 31, 2004, the Company reflected accrued expenses of $996 and other long-term liabilities of $995 to recognize the fair value of its interest rate swaps. All charges recorded in fiscal 2003, 2002 and 2001 pursuant to SFAS No. 133 are considered non-cash items in the Consolidated Statements of Cash Flows.

       As of January 31, 2004, it is expected that approximately $623 of net-of-tax losses in accumulated other comprehensive loss will be reclassified into earnings within the next twelve months. As of January 31, 2004, the maximum time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is twenty-four months.

8.  INTEREST COSTS

       Interest and debt costs were:

                                                                Fiscal Year Ended
                                                     ---------------------------------------
                                                     January 31,   February 1,   February 2,
                                                        2004          2003          2002
--------------------------------------------------------------------------------------------
Interest costs incurred                                $ 9,159       $9,526        $10,439
Interest income                                           (109)         (87)          (149)
Capitalized interest, net                                   (1)          (3)           (25)
--------------------------------------------------------------------------------------------
Interest expense, net                                  $ 9,049       $9,436        $10,265
--------------------------------------------------------------------------------------------
Interest paid                                          $10,414       $8,478        $ 8,703
--------------------------------------------------------------------------------------------

9.  SALE OF RECEIVABLES

       The Company securitizes its proprietary credit card portfolio through an accounts receivable facility (the "Facility"). The securitization agreement was amended and restated in October 2003 to extend the term of the Facility through October 2004, modify the pricing and increase subordinated interest requirements. The Company entered into a new agreement in January 2004 to increase the funding capacity while retaining all other material terms of the previous agreement.

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

       Under the securitization agreement, which is contingent upon receivables meeting certain performance criteria, the Company sells through The Bon-Ton Receivables Partnership, LP ("BTRLP"), a wholly owned subsidiary of the Company and qualifying special purpose entity under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," up to $250,000 of an undivided percentage interest in the receivables on a limited recourse basis. In connection with the securitization agreement, the Company retains servicing responsibilities, subordinated interests and an interest-only strip, all of which are retained interests in the securitized receivables. The Company retains annual servicing fees of 2.0% of the outstanding accounts receivable balance and rights to future cash flows arising after investors in the securitization have received the return for which they contracted. The investors have no recourse to the Company's other assets for failure of debtors to pay when due. The Company's retained interests are subordinate to the investors' interests. The value of the retained interest is subject to credit, prepayment and interest rate risks. The Company does not recognize a servicing asset or liability, as the amount received for servicing the receivables is a reasonable approximation of market rates and servicing costs.

       As of January 31, 2004 and February 1, 2003, credit card receivables were sold under the securitization agreement in the amount of $228,488 and $145,000, respectively, and the Company had subordinated interests of $96,755 and $44,520, respectively, related to the amounts sold that were included in the accompanying Consolidated Balance Sheets as retained interest in trade receivables. The Company accounts for its subordinated interest in the receivables in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company has not recognized any unrealized gains or losses on its subordinated interest, as the current carrying value of customer revolving charge accounts receivable is a reasonable estimate of fair value and average interest rates approximate current market origination rates. Subordinated interests as of January 31, 2004 and February 1, 2003, included restricted cash of $5,998 and $6,222, respectively, required pursuant to the terms of the Company's accounts receivable facility agreement.

       New receivables are sold on a continual basis to replenish each investor's respective level of participation in receivables that have been repaid by credit card holders.

       During fiscal 2003, 2002 and 2001, the Company recognized securitization income of $8,008, $8,860, and $5,613, respectively, on securitization of credit card receivables. This income is reported as a component of selling, general and administrative expenses.

       Key economic assumptions used in measuring retained interests for Bon-Ton during the year were as follows:

                                                                 Fiscal Year Ended
                                                        -----------------------------------
                                                        January 31, 2004   February 1, 2003
-------------------------------------------------------------------------------------------
Yield on credit cards                                    16.1% - 16.4%      16.5% - 16.7%
Payment rate                                             18.9% - 19.5%      19.2% - 19.6%
Interest rate on variable funding                         3.5% -  4.0%               4.0%
Net charge-off rate                                       7.3% -  7.9%       6.6% -  7.3%
Residual cash flows discount rate                                 7.0%               8.0%

       The interest-only strip was recorded at its fair value of $1,325 and $1,111 at January 31, 2004 and February 1, 2003, respectively, and is included in retained interest in trade receivables on the Consolidated Balance Sheets. The following table shows key economic assumptions used in measuring the interest-only strip for fiscal 2003. The table also displays the sensitivity of the

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

current fair value of residual cash flows in fiscal 2003 to immediate 10% and 20% adverse changes in assumptions:

                                                                            Decrease in
                                                                            Value Due to
                                                                              Adverse
                                                                              Changes
                                                                           --------------
                                                            Assumptions    10%      20%
-----------------------------------------------------------------------------------------
Yield (annual rate)                                            16.4%       $924    $1,848
Payment rate                                                   19.5%        140       281
Interest rate on variable and adjusted contracts                4.0%        224       448
Net charge-off rate                                             7.9%        456       912
Residual cash flows discount rate (annual rate)                 7.0%          2         4

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

       The Company recognized servicing fees, which it reported as a component of selling, general and administrative expenses, of $2,734, $2,890 and $2,854 for fiscal 2003, 2002 and 2001, respectively. As of January 31, 2004, $11,625 of the total managed credit card receivables were 61 days or more past due. Net credit losses on the total managed credit card receivables were $7,575, $7,364, and $7,813 for fiscal 2003, 2002 and 2001, respectively.

10.  PROPERTY, FIXTURES AND EQUIPMENT

       As of January 31, 2004 and February 1, 2003, property, fixtures and equipment and related accumulated depreciation and amortization consisted of:

                                                              January 31,   February 1,
                                                                 2004          2003
---------------------------------------------------------------------------------------
Land and improvements                                          $  2,931      $  2,801
Buildings and leasehold improvements                            165,633       147,746
Furniture and equipment                                         152,965       130,627
Buildings under capital leases                                    4,832         2,910
---------------------------------------------------------------------------------------
                                                                326,361       284,084
Less: Accumulated depreciation and amortization                 165,438       147,883
---------------------------------------------------------------------------------------
Net property, fixtures and equipment                           $160,923      $136,201
---------------------------------------------------------------------------------------

       Property, fixtures and equipment with a net book value of approximately $25,629 and $24,063 were pledged as collateral for secured loans at January 31, 2004 and February 1, 2003, respectively.

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

11.  COMMITMENTS AND CONTINGENCIES

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

       At January 31, 2004, future minimum lease payments under operating leases and the present value of net minimum lease payments under capital leases are as follows:

Fiscal Year                                                Capital Leases   Operating Leases
--------------------------------------------------------------------------------------------
2004                                                           $1,988           $ 46,805
2005                                                            1,013             44,931
2006                                                               79             39,605
2007                                                               30             34,888
2008                                                               --             32,830
2009 and thereafter                                                --            202,045
--------------------------------------------------------------------------------------------
  Total net minimum rentals                                    $3,110           $401,104
--------------------------------------------------------------------------------------------
  Less: Amount representing interest                              300
--------------------------------------------------------------------------------------------
  Present value of net minimum lease payments, of which
     $1,797 is due within one year                             $2,810
--------------------------------------------------------------------------------------------

       Minimum rental commitments under operating leases are reflected without reduction for rental income due in future years under noncancellable subleases since amounts are immaterial. Some of the store leases contain renewal options ranging from five to thirty-five years. Included in the minimum lease payments under operating leases are leased vehicles, copiers, fax machines, computer equipment, and a related-party commitment with an entity related to the Company's majority shareholder of $224 for each of fiscal 2004 and 2005 and $112 for fiscal 2006.

       Rental expense consisted of the following:

                                                                Fiscal Year Ended
                                                     ---------------------------------------
                                                     January 31,   February 1,   February 2,
                                                        2004          2003          2002
--------------------------------------------------------------------------------------------
Operating leases:
  Buildings:
     Minimum rentals                                   $27,126       $20,377       $19,960
     Contingent rentals                                  2,798         2,383         2,067
  Fixtures and equipment                                   804           669         1,403
  Contingent rentals on capital leases                      23            40           320
--------------------------------------------------------------------------------------------
       Totals                                          $30,751       $23,469       $23,750
--------------------------------------------------------------------------------------------

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

CONTINGENCIES

       The Company is party to legal proceedings and claims that arise during the ordinary course of business. In the opinion of management, the ultimate outcome of all such litigation and claims will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

12.  SHAREHOLDERS' EQUITY

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

13.  INCOME TAXES

       The Company accounts for income taxes according to SFAS No. 109. Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities and from net operating losses and credit carryforwards, using applicable current marginal tax rates.

       Components of the income tax provision are as follows:

                                                                Fiscal Year Ended
                                                     ---------------------------------------
                                                     January 31,   February 1,   February 2,
                                                        2004          2003          2002
--------------------------------------------------------------------------------------------
Current:
  Federal                                              $10,799       $3,128        $ 8,975
  State                                                    567          350            644
--------------------------------------------------------------------------------------------
Total current                                           11,366        3,478          9,619
Deferred:
  Federal                                                  650        2,133         (5,416)
  State                                                    344          153           (387)
--------------------------------------------------------------------------------------------
Total deferred                                             994        2,286         (5,803)
--------------------------------------------------------------------------------------------
Income tax expense                                     $12,360       $5,764        $ 3,816
--------------------------------------------------------------------------------------------

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

       Components of gross deferred tax assets and liabilities were comprised of the following:

                                                              January 31,   February 1,
                                                                 2004          2003
---------------------------------------------------------------------------------------
Deferred tax assets:
  Net operating losses                                          $31,463       $   --
  Property, fixtures and equipment                               18,221           --
  Accrued expenses                                               11,039        3,912
  Inventory                                                       8,925           --
  Minimum tax and business credits                                2,696           --
  Rent amortization                                               1,828           --
  Bad debt reserve                                                1,569          805
  Asset write-down                                                1,307        1,112
  Sale and leaseback                                                865          929
  SFAS No. 133 -- Interest rate swaps                               747        1,852
  Other                                                           2,217          484
---------------------------------------------------------------------------------------
  Gross deferred tax assets                                      80,877        9,094
  Less: Valuation allowance                                      46,701           --
---------------------------------------------------------------------------------------
  Total gross deferred tax assets                               $34,176       $9,094
---------------------------------------------------------------------------------------
Deferred tax liabilities:
  Property, fixtures and equipment                              $    --       $  748
  Inventory                                                          --          143
  Other                                                           1,099        1,018
---------------------------------------------------------------------------------------
  Total gross deferred tax liabilities                          $ 1,099       $1,909
---------------------------------------------------------------------------------------
Net deferred tax assets                                         $33,077       $7,185
---------------------------------------------------------------------------------------

       Pursuant to the acquisition of Elder-Beerman, the Company acquired federal and state net operating loss carry-forwards of approximately $77,800 and $153,200, respectively, which are available to offset future federal and state taxable income -- subject to certain limitations imposed by Section 382 of the Internal Revenue Code ("Section 382"). These net operating losses will expire at various dates beginning in fiscal 2009 through fiscal 2022. In addition, pursuant to the acquisition of Elder-Beerman, the Company acquired alternative minimum tax credits and general business credits in the amount of $2,100 and $596, respectively. Both credits are also subject to the limitations imposed by
Section 382. The alternative minimum tax credits are available indefinitely, and the general business credits expire beginning in fiscal 2007 through fiscal 2008.

       Pursuant to the acquisition of Elder-Beerman, the Company recorded $83,195 of net deferred tax assets. The Company's ability to utilize these assets will be limited by Section 382. As part of preliminary purchase accounting, a valuation allowance of $46,701 was established against these deferred tax assets. As of January 31, 2004, $12,460 and $34,241 of this valuation allowance has been classified as current and long-term, respectively, pursuant to requirements of SFAS No. 109. No valuation allowance was established at February 1, 2003. In assessing the realizability of the deferred tax assets, the Company considered whether it is more-likely-than-not that the deferred taxes assets, or a portion thereof, will not be realized. The Company considered the

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and the limitations of Section 382 in making this assessment. As a result, the Company concluded during fiscal 2003 that a valuation allowance against a portion of the net deferred tax assets was appropriate. If actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to adjust its valuation allowance, which could materially impact its financial position and results of operations.

       A reconciliation of the statutory federal income tax rate to the effective tax rate is presented below:

                                                                Fiscal Year Ended
                                                     ---------------------------------------
                                                     January 31,   February 1,   February 2,
                                                        2004          2003          2002
--------------------------------------------------------------------------------------------
Tax at statutory rate                                    35.0%        35.0%         35.0%
State income taxes, net of federal benefit                2.2          2.5           2.6
Other, net                                                0.3           --           0.4
--------------------------------------------------------------------------------------------
  Total                                                  37.5%        37.5%         38.0%
--------------------------------------------------------------------------------------------

       In fiscal 2003, 2002 and 2001, the Company made income tax payments (net of refunds) of $(6,363), $9,430 and $6,963, respectively.

14.  EMPLOYEE BENEFIT PLANS

       The Company provides eligible employees with retirement benefits under a 401(k) salary reduction and profit sharing plan (the "Plan"). In 2003, employees were eligible to participate in the Plan after they reached the age of 21, completed one year of service and worked at least 1,000 hours in any calendar year. Under the 401(k) provisions of the Plan, the majority of eligible employees were permitted to contribute up to 50% of their compensation to the Plan. Company matching contributions, not to exceed 5% of eligible employees' compensation, were at the discretion of the Company's board of directors. Company matching contributions under the 401(k) provisions of the Plan became fully vested for eligible employees after three years of service. Contributions to the Plan under the profit sharing provisions were at the discretion of the Company's board of directors. These profit sharing contributions became fully vested after five years of service. The Company's fiscal 2003, 2002 and 2001 expense under the Plan was $2,483, $2,545 and $2,200, respectively.

       Elder-Beerman provides eligible employees with a defined contribution employee benefit plan (the "Elder-Beerman Plan"). In 2003, employees were eligible to participate in the Elder-Beerman Plan after they reached the age of 18, completed one year of service and worked at least 1,000 hours in any Elder-Beerman Plan year. Under the 401(k) provisions of the Elder-Beerman Plan, the majority of eligible employees were permitted to contribute up to 50% of their compensation to the Elder-Beerman Plan. Employees directed their contributions to investment options made available to participants through the Elder-Beerman Plan record-keeper. Company matching contributions, not to exceed 6% of eligible employee compensation, were based on a percentage of Elder-Beerman earnings before income taxes to net sales, the participant's years of service in the Elder-Beerman Plan and on a percentage of the employee's compensation. Company matching contributions became vested at 20% for one year of service, increasing by 20% increments each year until the contributions are fully vested (100%) after five years of service. The

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

Company incurred no expense under the Plan for the period from October 24, 2003 to January 31, 2004.

       In connection with its acquisition of Elder-Beerman, the Company assumed a liability for a defined benefit pension plan in which accrued benefits were frozen and the plan approved for termination. The plan was terminated during the fourth quarter of fiscal 2003, during which the Company made payments totaling $4,484 to satisfy this liability.

15.  STOCK AWARD PLANS

       The Company's Amended and Restated 1991 Stock Option and Restricted Stock Plan ("1991 Stock Plan"), as amended through June 17, 1997, provided for the granting of the following options and awards to certain associates, officers and directors: Common Stock options, performance-based Common Stock options as part of a long-term incentive plan for selected officers, and Common Stock awards subject to substantial risk of forfeiture ("Restricted Shares"). A maximum of 1,900,000 shares could have been granted under the 1991 Stock Plan. Options granted under the 1991 Stock Plan were generally issued at the market price of the Company's stock on the date of grant, vested over three to five years and had a ten-year term. No options or awards may be granted under the 1991 Stock Plan after September 30, 2001.

       In addition to the 1991 Stock Plan, during 1991 the Board of Directors approved a Phantom Equity Replacement Plan ("Replacement Plan") to replace the Company's previous deferred compensation arrangement that was structured as a phantom stock program. Grants under the Replacement Plan generally vested over one to six years and had a thirty-year term. No options or awards may be granted from the Replacement Plan after December 31, 1991. As of January 31, 2004, options for 30,000 shares remain outstanding at an exercise price of $3.25 with a remaining contractual life of five years (all such shares are exercisable as of January 31, 2004).

       The Company amended its Management Incentive Plan ("MIP Plan") in 1997 to provide, at the election of each participant, for bonus awards to be received in vested Restricted Shares in lieu of cash on the satisfaction of applicable performance goals. The maximum number of shares to be granted under the MIP Plan was 300,000, with no shares to be granted after July 1998.

       The Company implemented the 2000 Stock Incentive Plan ("2000 Stock Plan") during fiscal 2000. The 2000 Stock Plan provides for the granting of Common Stock options and Restricted Shares to certain associates, officers, directors, consultants and advisors. A maximum of 1,900,000 shares may be granted under the 2000 Stock Plan. Grant vesting periods are at the discretion of the Company's board of directors. No options or awards may be granted under the 2000 Stock Plan after March 2, 2010. All options and awards granted pursuant to the 2000 Stock Plan through January 31, 2004 have been to Company associates.

       The Company used the Black-Scholes option pricing model to calculate the fair value of all stock options at the grant date. The following assumptions were used:

                                                                Fiscal Year Ended
                                                     ---------------------------------------
                                                     January 31,   February 1,   February 2,
                                                        2004          2003          2002
--------------------------------------------------------------------------------------------
Expected option term in years                            7.7           7.7           7.8
Stock price volatility factor                           68.9%         68.9%         70.4%
Dividend yield                                           0.0%          0.0%          0.0%
Risk-free interest rate                                  3.0%          3.7%          4.7%

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

       A summary of the options and restricted shares under the 1991 Stock Plan follows:

                                                                                 Restricted
                                                       Common Stock Options        Shares
                                                     -------------------------   ----------
                                                     Number of     Weighted      Number of
                                                      Options    Average Price     Shares
-------------------------------------------------------------------------------------------
FISCAL 2001
February 3, 2001                                      756,547       $ 7.93          10,000
  Granted                                             212,084       $ 2.94         275,652
  Exercised                                                --           --        (128,617)
  Forfeited                                          (131,033)      $10.49          (7,000)
-------------------------------------------------------------------------------------------
February 2, 2002                                      837,598       $ 6.27         150,035
-------------------------------------------------------------------------------------------
Options exercisable at February 2, 2002               578,848       $ 7.42              --
Weighted average fair value of options granted
  during fiscal 2001                                                $ 2.15
-------------------------------------------------------------------------------------------
FISCAL 2002
  Exercised                                                --           --         (27,685)
  Forfeited                                           (38,750)      $ 3.77          (3,333)
-------------------------------------------------------------------------------------------
February 1, 2003                                      798,848       $ 3.77         119,017
-------------------------------------------------------------------------------------------
Options exercisable at February 1, 2003               640,098       $ 7.24              --
Weighted average fair value of options granted
  during fiscal 2002                                                    --
-------------------------------------------------------------------------------------------
FISCAL 2003
  Exercised                                           (70,906)      $ 6.61         (47,017)
  Forfeited                                           (28,400)        6.91              --
-------------------------------------------------------------------------------------------
January 31, 2004                                      699,542       $ 6.34          72,000
-------------------------------------------------------------------------------------------
Options exercisable at January 31, 2004               550,958       $ 7.26              --
Weighted average fair value of options granted
  during fiscal 2003                                                    --

       The exercised Restricted Shares in the above summary represent shares for which the restrictions have lapsed.

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

       The range of exercise prices for the 1991 Stock Plan options outstanding as of January 31, 2004 follows:

                                      Options Outstanding               Options Exercisable
                           -----------------------------------------   ----------------------
                                             Weighted       Weighted     Number      Weighted
                             Number          Average        Average    Exercisable   Average
Range of                   Outstanding      Remaining       Exercise       at        Exercise
Exercise Prices            at 1/31/04    Contractual Life    Price       1/31/04      Price
---------------------------------------------------------------------------------------------
$2.94                        157,584        7.1 years        $ 2.94        9,000      $ 2.94
$3.19 - $7.13                363,375        4.3 years        $ 5.93      363,375      $ 5.93
$7.25 - $11.25               115,183        2.4 years        $ 7.88      115,183      $ 7.88
$13.25 - $17.00               63,400        4.1 years        $14.36       63,400      $14.36
---------------------------------------------------------------------------------------------
  Total                      699,542                                     550,958
---------------------------------------------------------------------------------------------

       A summary of the Replacement Plan follows:

                                                              Discount   Non-Discount
                                                              Options      Options
-------------------------------------------------------------------------------------
Exercise Price                                                $   3.25     $  13.00
-------------------------------------------------------------------------------------
FISCAL 2001
  February 3, 2001                                              49,189       28,902
  Forfeited                                                     (6,591)     (28,902)
-------------------------------------------------------------------------------------
  February 2, 2002                                              42,598           --
-------------------------------------------------------------------------------------
FISCAL 2002
-------------------------------------------------------------------------------------
  February 1, 2003                                              42,598           --
-------------------------------------------------------------------------------------
FISCAL 2003
  Exercised                                                    (12,598)          --
-------------------------------------------------------------------------------------
  January 31, 2004                                              30,000           --
-------------------------------------------------------------------------------------

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

       A summary of the MIP Plan follows:

                                                               Shares
----------------------------------------------------------------------
FISCAL 2001
  February 3, 2001                                              59,295
  Restriction lapsed                                           (12,471)
  Forfeited                                                    (10,212)
----------------------------------------------------------------------
  February 2, 2002                                              36,612
----------------------------------------------------------------------
FISCAL 2002
  Restriction lapsed                                            (6,762)
  Forfeited                                                     (3,323)
----------------------------------------------------------------------
  February 1, 2003                                              26,527
----------------------------------------------------------------------
FISCAL 2003
  Restriction lapsed                                           (12,826)
  Forfeited                                                     (6,753)
----------------------------------------------------------------------
  January 31, 2004                                               6,948
----------------------------------------------------------------------

       A summary of the options and restricted shares under the 2000 Stock Plan follows:

                                                Common Stock Options      Restricted Shares
                                              -------------------------   -----------------
                                              Number of     Weighted          Number of
                                               Options    Average Price        Shares
-------------------------------------------------------------------------------------------
FISCAL 2001
  Granted                                      100,000        $2.39                --
-------------------------------------------------------------------------------------------
February 2, 2002                               100,000        $2.39                --
-------------------------------------------------------------------------------------------
Options exercisable at February 2, 2002         33,334        $2.39                --
Weighted average fair value of options
  granted during fiscal 2001                                  $1.75
FISCAL 2002
-------------------------------------------------------------------------------------------
February 1, 2003                               100,000        $2.39                --
-------------------------------------------------------------------------------------------
Options exercisable at February 1, 2003         33,334        $2.39                --
Weighted average fair value of options
  granted during fiscal 2002                                     --
FISCAL 2003
  Granted                                       20,000        $4.03            24,814
-------------------------------------------------------------------------------------------
January 31, 2004                               120,000        $2.66            24,814
-------------------------------------------------------------------------------------------
Options exercisable at January 31, 2004         66,667        $2.39                --
Weighted average fair value of options
  granted during fiscal 2003                                  $2.81

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

       The range of exercise prices for the 2000 Stock Plan options outstanding as of January 31, 2004 follows:

                                      Options Outstanding             Options Exercisable
                              ------------------------------------   ----------------------
                                             Weighted
                                              Average     Weighted                 Weighted
                                Number       Remaining    Average      Number      Average
Range of                      Outstanding   Contractual   Exercise   Exercisable   Exercise
Exercise Prices               at 1/31/04       Life        Price     at 1/31/04     Price
-------------------------------------------------------------------------------------------
$2.39                           100,000      8.0 years     $2.39       66,667       $2.39
$4.03                            20,000      9.1 years     $4.03           --          --
-------------------------------------------------------------------------------------------
  Total                         120,000                                66,667
-------------------------------------------------------------------------------------------

       Forfeiture of options and shares in the above plans resulted primarily from employment termination and voluntary forfeitures.

       Amortization of restricted stock grants, charged to compensation expense, was $209, $160 and $589 in fiscal 2003, 2002 and 2001, respectively.

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

16.  QUARTERLY RESULTS (UNAUDITED)

                                                   Fiscal Quarter Ended
                                   -----------------------------------------------------
                                     May 3,       August 2,    November 1,   January 31,
FISCAL 2003:                          2003          2003          2003          2004
----------------------------------------------------------------------------------------
Net sales                          $   141,111   $   153,128   $   180,417   $   451,753
Other income, net                          526           564           619         1,918
----------------------------------------------------------------------------------------
                                       141,637       153,692       181,036       453,671
----------------------------------------------------------------------------------------
Costs of merchandise sold               88,927        96,311       113,313       290,191
Selling, general and
  administrative expenses               51,380        49,594        61,690       112,386
Depreciation and amortization(1)         4,764         5,123         7,330         7,017
----------------------------------------------------------------------------------------
Income (loss) from operations           (3,434)        2,664        (1,297)       44,077
Interest expense, net                    1,244         1,302         1,437         5,066
----------------------------------------------------------------------------------------
Income (loss) before income taxes       (4,678)        1,362        (2,734)       39,011
Income tax provision (benefit)          (1,730)          504        (1,032)       14,618
----------------------------------------------------------------------------------------
NET INCOME (LOSS)                  $    (2,948)  $       858   $    (1,702)  $    24,393
----------------------------------------------------------------------------------------
PER SHARE AMOUNTS --
BASIC:
Net income (loss)                  $     (0.20)  $      0.06   $     (0.11)  $      1.57
----------------------------------------------------------------------------------------
BASIC WEIGHTED AVERAGE SHARES
  OUTSTANDING                       15,033,345    14,997,502    15,062,566    15,552,210
DILUTED:
Net income (loss)                  $     (0.20)  $      0.06   $     (0.11)  $      1.52
----------------------------------------------------------------------------------------
DILUTED WEIGHTED AVERAGE SHARES
  OUTSTANDING                       15,033,345    15,222,031    15,062,566    16,075,396

(1) In the fiscal quarter ended November 1, 2003 and January 31, 2004, the Company recorded a charge of $2,318 and $60, respectively, for the write-off of duplicate information systems software due to the acquisition of Elder-Beerman. Additionally, in the fiscal quarter ended January 31, 2004, the Company recorded an impairment charge of approximately $800 for certain store assets.

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                  Fiscal Quarter Ended
                                  -----------------------------------------------------
                                    May 4,       August 3,    November 2,   February 1,
FISCAL 2002:                         2002          2002          2002          2003
---------------------------------------------------------------------------------------
Net sales                         $   150,517   $   153,890   $   167,542   $   241,281
Other income, net                         534           553           520         1,098
---------------------------------------------------------------------------------------
                                      151,051       154,443       168,062       242,379
---------------------------------------------------------------------------------------
Costs of merchandise sold             100,397        95,959       104,878       149,584
Selling, general and
  administrative expenses              50,451        53,544        55,146        59,870
Depreciation and amortization(1)        5,057         4,847         4,945         6,452
---------------------------------------------------------------------------------------
Income (loss) from operations          (4,854)           93         3,093        26,473
Interest expense, net                   2,162         2,588         2,568         2,118
---------------------------------------------------------------------------------------
Income (loss) before income
  taxes                                (7,016)       (2,495)          525        24,355
Income tax provision (benefit)         (2,631)         (936)          197         9,134
---------------------------------------------------------------------------------------
NET INCOME (LOSS)                 $    (4,385)  $    (1,559)  $       328   $    15,221
---------------------------------------------------------------------------------------
PER SHARE AMOUNTS --
BASIC:
Net income (loss)                 $     (0.29)  $     (0.10)  $      0.02   $      1.01
---------------------------------------------------------------------------------------
BASIC WEIGHTED AVERAGE SHARES
  OUTSTANDING                      15,283,017    15,237,911    15,180,685    15,068,269
DILUTED:
Net income (loss)                 $     (0.29)  $     (0.10)  $      0.02   $      1.00
---------------------------------------------------------------------------------------
DILUTED WEIGHTED AVERAGE SHARES
  OUTSTANDING                      15,283,017    15,237,911    15,392,437    15,260,979

(1) In the fiscal quarter ended February 1, 2003, the Company recorded an impairment charge of approximately $2,000 for certain store assets.

17.  UNUSUAL EXPENSE

       During the third quarter of fiscal 2001, the Company reported $916 in unusual expense relating to a workforce reduction and realignment and elimination of certain senior management positions. As of February 1, 2003, all required payments were made and there was no remaining accrual.

18.  STOCK REPURCHASES

       On February 7, 2002, the Company announced a stock repurchase program authorizing the purchase of up to $2,500 of the Company's Common Stock from time to time. During fiscal 2003, the Company purchased 60,800 Common Stock shares at a cost of $255. During fiscal 2002, the Company purchased 277,000 Common Stock shares at a cost of $1,132. Treasury stock is accounted for by the cost method.

                            THE BON-TON STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

19.  SUBSEQUENT EVENT

       On March 18, 2004, the Company announced a quarterly cash dividend of $0.025 per share on Class A Common Stock and Common Stock, payable April 15, 2004 to shareholders of record as of April 1, 2004.

                 SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
                   THE BON-TON STORES, INC. AND SUBSIDIARIES

                                        Balance at   Charged to                                     Balance at
                                        Beginning     Costs &                                         End of
Classification                          of Period     Expenses       Deductions        Other          Period
--------------------------------------------------------------------------------------------------------------
YEAR ENDED FEBRUARY 2, 2002:
Allowances for doubtful accounts and
  sales returns                         $4,045,000   $8,032,000(1)  $ (8,319,000)(2)         --     $3,758,000
Reserve for facility closing            $   90,000   $       --     $     (4,000)(3)         --     $   86,000
YEAR ENDED FEBRUARY 1, 2003:
Allowances for doubtful accounts and
  sales returns                         $3,758,000   $8,321,000(1)  $ (8,539,000)(2)         --     $3,540,000
Reserve for facility closing            $   86,000   $  696,000(4)  $   (244,000)(3)         --     $  538,000
YEAR ENDED JANUARY 31, 2004:
Allowances for doubtful accounts and
  sales returns                         $3,540,000   $9,244,000(1)  $(11,041,000)(2) $4,556,000(5)  $6,299,000
Reserve for facility closing            $  538,000   $   (4,000)(4) $   (534,000)(3)         --     $       --

NOTES:

(1) Provision for merchandise returns and loss on credit sales.

(2) Uncollectible accounts written off, net of recoveries.

(3) Facility closing costs, net of recoveries.

(4) Fiscal 2003 and 2002 provision for store closing, as discussed in Note 5 to Consolidated Financial Statements.

(5) Based upon preliminary purchase accounting pursuant to the acquisition of The Elder-Beerman Stores Corp.

                                 EXHIBIT INDEX

Exhibit    Description
-----------------------------------------------------------------------
10.2(d)    Amendment to June 26, 2003 Employment Agreement
10.2(e)    Agreement dated April 27, 2004
10.3(b)    Amendment to Employment Agreement with James H. Baireuther
10.13(b)   First Amendment to Credit Agreement
10.20      Bon-Ton Receivable Master Note Trust
21         Subsidiaries of the Registrant.
23.1       Consent of KPMG LLP.
23.2       Explanation Concerning Absence of Current Written Consent of
           Arthur Andersen LLP.
31.1       Certification of Tim Grumbacher
31.2       Certification of Jim Baireuther
32         Certification Pursuant to Rules 13a-14(b) and 15d-14(b) of
           the Securities Exchange Act of 1934