Form 10-Q
period 2004-05-01
BON TON STORES INC
filed 2004-06-14
CIK 878079

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

      For the Quarter ended May 1, 2004             Commission File Number
                                                           0-19517

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

      As of June 10, 2004 there were 13,055,378 shares of Common Stock, $0.01 par value per share, and 2,951,490 shares of Class A Common Stock, $0.01 par value per share, outstanding.

================================================================================

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                       (In thousands except share and per share data)                                May 1,       January 31,
                                      (Unaudited)                                                     2004            2004
-----------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                                       $   19,565      $   19,890
   Retained interest in trade receivables and other, net of allowance for doubtful accounts
      and sales returns of $6,001 and $6,299 at May 1, 2004 and January 31, 2004, respectively         79,321         104,679
   Merchandise inventories                                                                            288,588         257,372
   Prepaid expenses and other current assets                                                           21,267          14,683
   Deferred income taxes                                                                                6,474           8,825
-----------------------------------------------------------------------------------------------------------------------------
    Total current assets                                                                              415,215         405,449
-----------------------------------------------------------------------------------------------------------------------------
Property, fixtures and equipment at cost,
   less accumulated depreciation and amortization                                                     158,773         160,923
Deferred income taxes                                                                                  22,225          24,252
Goodwill and intangible assets                                                                          9,025           9,121
Other assets                                                                                           11,236          12,100
-----------------------------------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                                                                   $  616,474      $  611,845
=============================================================================================================================
Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                                                                $  106,531      $   88,118
   Accrued payroll and benefits                                                                        24,587          36,344
   Accrued expenses                                                                                    41,409          42,519
   Current maturities of long-term debt                                                                   811           1,113
   Current maturities of obligations under capital leases                                               1,282           1,797
   Income taxes payable                                                                                     -          13,531
-----------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                         174,620         183,422
-----------------------------------------------------------------------------------------------------------------------------
Long-term debt, less current maturities                                                               188,492         170,703
Obligations under capital leases, less current maturities                                                 787           1,013
Other long-term liabilities                                                                            16,895          17,223
-----------------------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                                                                 380,794         372,361
-----------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
   Preferred Stock - authorized 5,000,000 shares at $0.01 par value; no shares issued                       -               -
   Common Stock - authorized 40,000,000 shares at $0.01 par value; issued shares
     of 13,393,178 and 13,055,740 at May 1, 2004 and January 31, 2004, respectively                       134             131
   Class A Common Stock - authorized 20,000,000 shares at $0.01 par value; issued and outstanding shares of 2,951,490 and 2,989,853 at May 1, 2004 and January 31,
     2004, respectively                                                                                    30              30
   Treasury stock, at cost - shares of 337,800 at May 1, 2004 and January 31, 2004                     (1,387)         (1,387)
   Additional paid-in-capital                                                                         116,423         114,687
   Deferred compensation                                                                                  (36)           (136)
   Accumulated other comprehensive loss                                                                  (996)         (1,298)
   Retained earnings                                                                                  121,512         127,457
-----------------------------------------------------------------------------------------------------------------------------
    TOTAL SHAREHOLDERS' EQUITY                                                                        235,680         239,484
-----------------------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                     $  616,474      $  611,845
=============================================================================================================================

  The accompanying notes are an integral part of these consolidated statements.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  THIRTEEN
                                                                 WEEKS ENDED
                                                       ------------------------------
  (In thousands except share and per share data)          May 1,            May 3,
                    (Unaudited)                            2004              2003
-------------------------------------------------------------------------------------
Net sales                                              $    265,083      $    141,111
Other income, net                                               983               526
-------------------------------------------------------------------------------------
                                                            266,066           141,637
-------------------------------------------------------------------------------------

Costs and expenses:
       Costs of merchandise sold                            168,663            88,927
       Selling, general and administrative                   96,507            51,380
       Depreciation and amortization                          6,575             4,764
-------------------------------------------------------------------------------------
Loss from operations                                         (5,679)           (3,434)
Interest expense, net                                         3,204             1,244
-------------------------------------------------------------------------------------

Loss before income taxes                                     (8,883)           (4,678)
Income tax benefit                                           (3,332)           (1,730)
-------------------------------------------------------------------------------------

NET LOSS                                               $     (5,551)     $     (2,948)
=====================================================================================

PER SHARE AMOUNTS -
       BASIC:
              Net loss                                 $      (0.35)     $      (0.20)
=====================================================================================

       BASIC WEIGHTED AVERAGE SHARES OUTSTANDING         15,686,415        15,033,345

       DILUTED:
              Net loss                                 $      (0.35)     $      (0.20)
=====================================================================================

       DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING       15,686,415        15,033,345

  The accompanying notes are an integral part of these consolidated statements.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               THIRTEEN
                                                                              WEEKS ENDED
                                                                        ------------------------
                           (In thousands)                                 May 1,         May 3,
                             (Unaudited)                                   2004           2003
------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $  (5,551)     $  (2,948)
Adjustments to reconcile net loss to net cash used in
   operating activities:
       Depreciation and amortization                                        6,575          4,764
       Net transfers of receivables to accounts receivable facility       (17,000)        (9,400)
       Changes in operating assets and liabilities, net                     6,281         (8,745)
------------------------------------------------------------------------------------------------
                    Net cash used in operating activities                  (9,695)       (16,329)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                (4,219)        (1,031)
       Proceeds from sale of property, fixtures and equipment                   7              -
------------------------------------------------------------------------------------------------
                    Net cash used in investing activities                  (4,212)        (1,031)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on long-term debt and capital lease obligations          (142,935)       (27,133)
       Proceeds from issuance of long-term debt                           159,680         39,000
       Common stock repurchased                                                 -           (243)
       Cash dividends paid                                                   (394)             -
       Stock options exercised                                              1,782              -
       Deferred financing costs paid                                         (146)             -
       (Decrease) increase in bank overdraft balances, net                 (4,405)           565
------------------------------------------------------------------------------------------------
                    Net cash provided by financing activities              13,582         12,189

                    Net decrease in cash and cash equivalents                (325)        (5,171)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           19,890         16,796

------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  19,565      $  11,625
================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION:
       Interest paid                                                    $   1,896      $   2,069
       Net income taxes paid                                            $  12,537      $   3,049

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

      The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation of interim periods have been included. The Company's business is seasonal in nature and results of operations for interim periods presented are not necessarily indicative of results for the full fiscal year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (the "2003 Annual Report").

      Certain prior year balances have been reclassified to conform with the current year presentation.

2.    STOCK-BASED COMPENSATION

      The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123 as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an Amendment of FASB Statement No. 123." The following table illustrates the effect on net loss if the fair-value-based method had been applied to all unvested awards in each period:

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                               THIRTEEN
                                                              WEEKS ENDED
                                                        -----------------------
                                                         May 1,          May 3,
                                                          2004            2003
-------------------------------------------------------------------------------
Net loss, as reported                                   $(5,551)       $(2,948)
Deduct: Total stock-option-based
employee compensation expense
determined under fair-value-based methods
for all awards, net of related tax effects                  (44)           (83)
------------------------------------------------------------------------------
Pro forma net loss                                      $(5,595)       $(3,031)
==============================================================================

Loss per share  -

                Basic               As reported         $ (0.35)       $ (0.20)
                                    Pro forma             (0.36)         (0.20)

                Diluted             As reported         $ (0.35)       $ (0.20)
                                    Pro forma             (0.36)         (0.20)

      All stock options impacting the periods in the above table were issued with an option exercise price equal to the per-share market price at date of grant. The Company used the Black-Scholes option pricing model to calculate the fair value of the stock options at the grant date.

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

3.    PER SHARE AMOUNTS

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

                                              THIRTEEN
                                             WEEKS ENDED
                                      -------------------------
                                        May 1,         May 3,
                                         2004           2003
---------------------------------------------------------------
Basic calculation                     15,686,415     15,033,345
Effect of dilutive securities ---
     Restricted shares                         -              -
     Options                                   -              -
---------------------------------------------------------------
Diluted calculation                   15,686,415     15,033,345
===============================================================

      The following securities were antidilutive and, therefore, were not included in the computation of diluted earnings per share amounts for the periods indicated:

                                              THIRTEEN
                                             WEEKS ENDED
                                       -----------------------
                                        May 1,         May 3,
                                         2004           2003
--------------------------------------------------------------
Antidilutive shares ---
     Restricted shares                  96,000        140,000
     Options                           773,000        948,000

      Certain securities were excluded from the computation of dilutive shares due to the Company's net loss position in the thirteen weeks ended May 1, 2004 and May 3, 2003. The following table shows the approximate effect of dilutive securities had the Company reported profit for these periods:

                                             THIRTEEN
                                            WEEKS ENDED
                                       ----------------------
                                        May 1,         May 3,
                                         2004           2003
-------------------------------------------------------------
Effect of dilutive securities ---
     Restricted shares                  86,000         96,000
     Options                           392,000         94,000

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

4.    INTEGRATION ACTIVITIES

      In connection with the acquisition of The Elder-Beerman Stores Corp. ("Elder-Beerman") effective October 24, 2003, the Company developed integration plans resulting in involuntary terminations, employee relocations, and lease and other contract terminations. The liability for involuntary termination benefits covers approximately three hundred employees, primarily in general and administrative and merchandising functions. The Company expects to pay the balance of involuntary termination benefits and employee relocations by the end of fiscal 2004. The liability for lease and other contractual terminations benefits will be paid over the remaining contract periods through 2030. The Company will finalize its integration plans during fiscal 2004, which may result in additional liabilities. Liabilities recognized in connection with the acquisition and activity to date are as follows:

                                      Involuntary                  Lease and
                                      Termination    Employee   Other Contract
                                       Benefits     Relocation    Termination     Total
-----------------------------------------------------------------------------------------
Liability established in purchase
   accounting                          $  5,571      $  1,637      $  3,053      $ 10,261
Payments during fiscal 2003                 ---           (26)          ---           (26)
-----------------------------------------------------------------------------------------
       Balance at January 31, 2004     $  5,571      $  1,611      $  3,053      $ 10,235
Payments during fiscal 2004              (1,944)         (784)       (1,800)       (4,528)
-----------------------------------------------------------------------------------------
       Balance at May 1, 2004          $  3,627      $    827      $  1,253      $  5,707
=========================================================================================

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

      As of May 1, 2004 and January 31, 2004, credit card receivables were sold under the securitization agreement in the amount of $211,488 and $228,488, respectively, and the Company had subordinated interests of $76,068 and $96,755, respectively, related to the amounts sold that were included in the accompanying Consolidated Balance Sheets as retained interest in trade receivables. The Company accounts for its subordinated interest in the receivables in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company has not recognized any unrealized gains or losses on its subordinated interest, as the current carrying value of customer revolving charge accounts receivable is a reasonable estimate of fair value and average interest rates approximate current market origination rates. Subordinated interests as of May 1, 2004 and January 31, 2004 included restricted cash of $2,057 and $5,998, respectively, required pursuant to terms of the Company's accounts receivable facility agreement.

      New receivables are sold on a continual basis to replenish each investor's respective level of participation in receivables that have been repaid by credit card holders.

      The Company recognized securitization income of $2,977 and $2,550 on securitization of credit card receivables during the thirteen weeks ended May 1, 2004 and May 3, 2003, respectively. This income is reported as a component of selling, general and administrative expenses.

      The Company recognized servicing fees, which it reported as a component of selling, general and administrative expenses, of $1,077 and $687 for the thirteen weeks ended May 1, 2004 and May 3, 2003, respectively. As of May 1, 2004, $10,723 of the total managed credit card receivables were sixty-one days or more past due. Net credit losses on the total managed credit card receivables were $3,411 and $1,925 for the thirteen weeks ended May 1, 2004 and May 3, 2003, respectively.

6.    STOCK REPURCHASES

      On February 7, 2002, the Company announced a stock repurchase program authorizing the purchase of up to $2,500 of the Company's Common Stock from time to time. No shares were purchased during the thirteen weeks ended May 1, 2004. Since February 7, 2002, the Company purchased 337,800 shares at a cost of $1,387 pursuant to this stock purchase program. Treasury stock is accounted for by the cost method.

7.    SUBSEQUENT EVENTS

      On May 27, 2004, the Company announced a quarterly cash dividend of $0.025 per share on Class A Common Stock and Common Stock, payable July 15, 2004 to shareholders of record as of July 1, 2004.

      On June 3, 2004, the Company announced plans to close its Pottstown, Pennsylvania store effective July 31, 2004. The estimated pre-tax cost of closing this location is $1,700 to $2,000. An agreement was entered into amending the lease termination date to July 31, 2004 from January 28, 2012, requiring the Company to pay a fee of $1,600. The remaining estimated costs relate to severance, product liquidation and logistics.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      For purposes of the following discussions, all references to "first quarter of 2004" and "first quarter of 2003" are to the Company's thirteen-week periods ended May 1, 2004 and May 3, 2003, respectively.

                              RESULTS OF OPERATIONS

      The Company is a traditional department store retailer with a 106-year history of providing high quality merchandise to its customers in secondary markets. On October 24, 2003, the Company acquired The Elder-Beerman Stores Corp. ("Elder-Beerman"), nearly doubling its number of stores and adding 5.7 million square feet of retail space. As a result of the acquisition, the Company operates 140 department stores and two furniture stores in sixteen states, from the Northeast to the Midwest, under the Bon-Ton and Elder-Beerman names. The stores carry a broad assortment of quality brand-name and private label fashion apparel and accessories for women, men and children, as well as distinctive cosmetics and home furnishings. The Company's strategy is to profitably sell merchandise by providing its customers with differentiated fashion merchandise at compelling value in the secondary markets the Company serves.

      The Company's revenues are generated through sales in existing stores and through sales from new stores opened through expansion and acquisition. During the first quarter of fiscal 2004, the Company's total sales increased 87.9% to $265.1 million, including $125.7 million from the acquired Elder-Beerman stores, compared to $141.1 million for the same period last year. Comparable store sales, which do not include Elder-Beerman stores, decreased 2.0% in the first quarter of fiscal 2004 as compared to the comparable period in fiscal 2003.

      The retail industry is highly competitive and the first quarter of 2004 was no exception as evidenced by the Company's comparable store sales decreases. The Company anticipates these competitive pressures and challenges will continue in the future. As a result, the Company will continue its highly promotional posture and emphasis on offering a wide range of value merchandise. Additionally, expansion of the Company's private labels and growth of exclusive brands support its strategy of product differentiation and provide opportunity for increased sales and higher gross margin.

      The Company's ongoing challenge in 2004 is the successful integration of the two companies into one business unit and ensuring that the new company remains a stable financial performer. Decreases in sales volume and a highly promotional retail environment are being addressed with the finalization of the Company's vendor matrix, product assortment and inventory levels, supported by strong Company-wide marketing efforts. First quarter results were positively impacted by synergies realized which offset the integration expenses incurred during the period; achieving these synergies on an ongoing basis will be critical to the Company's success. Of equal importance is expediting the Company's systems integration efforts; the majority of the Company's capital expenditures in 2004 will be directed towards strategic systems improvements. As a result of the acquisition, the Company has increased its debt levels and, accordingly, its exposure to interest rate fluctuations.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

      On June 3, 2004, the Company announced that it would close its Pottstown, Pennsylvania store effective July 31, 2004. The estimated pre-tax cost of closing this location is $1.7 million to $2.0 million. An agreement was entered into amending the lease termination date to July 31, 2004 from January 28, 2012, requiring the Company to pay a fee of $1.6 million. The remaining estimated costs relate to severance, product liquidation and logistics. The Company previously identified this store as under-performing and, in fiscal year 2002, recorded an impairment charge related to long-lived assets at this location. The Company believes this closure will have a favorable impact on its results of operations going forward.

      The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented:

                                                          THIRTEEN          THIRTEEN
                                                         WEEKS ENDED      WEEKS ENDED
                                                         -----------      -----------
                                                           May 1,            May 3,
                                                            2004              2003
-------------------------------------------------------------------------------------
Net sales                                                  100.0%           100.0%
Other income, net                                            0.4              0.4
---------------------------------------------------------------------------------
                                                           100.4            100.4
---------------------------------------------------------------------------------
Costs and expenses:
      Costs of merchandise sold                             63.6             63.0
      Selling, general and administrative                   36.4             36.4
      Depreciation and amortization                          2.5              3.4
---------------------------------------------------------------------------------
Loss from operations                                        (2.1)            (2.4)
Interest expense, net                                        1.2              0.9
---------------------------------------------------------------------------------
Loss before income taxes                                    (3.4)            (3.3)
Income tax benefit                                          (1.3)            (1.2)
---------------------------------------------------------------------------------
Net loss                                                    (2.1)%           (2.1)%
=================================================================================

THIRTEEN WEEKS ENDED MAY 1, 2004 COMPARED TO THIRTEEN WEEKS ENDED MAY 3, 2003

      NET SALES. Net sales for the first quarter of 2004 were $265.1 million, reflecting an increase of $124.0 million, or 87.9%, from the same period last year. The first quarter of 2004 includes sales of $125.7 million generated by the acquired Elder-Beerman stores. Comparable store sales, which exclude the impact of Elder-Beerman stores and the Latham, New York store, decreased 2.0% in the first quarter of 2004. Business families recording comparable store sales increases for the first quarter of 2004 were Cosmetics, Accessories and Home. The favorable results in Cosmetics were driven by a new product launch and a highly successful promotion in one of the Company's existing lines; trendy, colorful goods fueled sales in Accessories; and the Home area benefited from opportunistic buys, a new product launch and increased emphasis of certain existing merchandise categories. Business families reflecting the largest comparable store sales decreases were Women's Clothing (Dresses, Special Sizes), Children's, Junior's and Men's. These results are a continuation of an unfavorable sales trend in apparel. The Company is focusing its efforts on product differentiation

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

and improved merchandise assortments, particularly appropriate levels of more fashionable merchandise.

      Elder-Beerman sales were not included in the Company's reported comparable store sales; therefore, the following is provided for informational purposes only: Elder-Beerman comparable store sales for the thirteen weeks ended May 1, 2004 decreased 2.9% and, for Elder-Beerman and Bon-Ton combined, comparable store sales for the thirteen weeks ended May 1, 2004 decreased 2.4%.

      OTHER INCOME, NET. Net other income, principally income from leased departments, was $1.0 million, or 0.4% of net sales, in the first quarter of 2004 compared to $0.5 million, or 0.4% of net sales, in the first quarter of 2003. The increase of $0.5 million primarily reflects income from the leased departments in the Elder-Beerman stores.

      COSTS AND EXPENSES. Gross margin was $96.4 million for the first quarter of 2004 compared to $52.2 million for the same period last year, an increase of $44.2 million. Gross margin as a percentage of net sales decreased 0.6 percentage point to 36.4% for the first quarter of 2004 from 37.0% for the same period last year. The decrease in gross margin rate resulted primarily from the inclusion of Elder-Beerman sales at a comparably lower gross margin rate and an increase in the markdown rate. The increase in gross margin dollars for the first quarter of 2004 was due to the inclusion of Elder-Beerman operations.

      Selling, general and administrative expenses for the first quarter of 2004 were $96.5 million compared to $51.4 million for the first quarter of 2003, reflecting an increase of $45.1 million. The first quarter of 2004 includes $41.4 million of Elder-Beerman selling, general and administrative expenses. In addition, selling, general and administrative expenses increased due to integration costs; increases in advertising, real estate taxes and rent; and increased interest expense related to the accounts receivable securitization facility. The current year expense rate remained consistent with the prior year at 36.4% of net sales.

      Depreciation and amortization in the first quarter of 2004 was $6.6 million, an increase of $1.8 million compared to $4.8 million in the first quarter of 2003. The increase reflects the inclusion of Elder-Beerman expense.

      LOSS FROM OPERATIONS. Loss from operations in the first quarter of 2004 was $5.7 million, or 2.1% of net sales, compared to a loss from operations of $3.4 million, or 2.4% of net sales, in the first quarter of 2003.

      INTEREST EXPENSE, NET. Net interest expense was $3.2 million, or 1.2% of net sales, in the first quarter of 2004 compared to $1.2 million, or 0.9% of net sales, in the first quarter of 2003. The $2.0 million increase reflects additional interest expense of $1.1 million on borrowings required to fund the acquisition and operations of Elder-Beerman and increased deferred financing fees amortization of $0.8 million associated with the acquisition.

      INCOME TAX BENEFIT. The effective tax rate increased 0.5 percentage point to 37.5% in the first quarter of 2004 from 37.0% in the first quarter of 2003.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

      NET LOSS. Net loss in the first quarter of 2004 was $5.6 million, or 2.1% of net sales, compared to a net loss of $2.9 million, or 2.1% of net sales, in the first quarter of 2003.

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

      The Company does not believe inflation had a material effect on operating results during the thirteen weeks ended May 1, 2004 and May 3, 2003. However, there can be no assurance that the Company's business will not be affected by inflationary adjustments in the future.

                         LIQUIDITY AND CAPITAL RESOURCES

      The following table summarizes material measures of the Company's liquidity and capital resources:

                                                         May 1,     May 3,
              (Dollars in millions)                      2004       2003
---------------------------------------------------------------------------
Working capital                                         $ 240.6    $  141.1

Current ratio                                            2.38:1      2.35:1

Debt to total capitalization (debt plus equity)          0.45:1      0.27:1

Unused availability under revolving credit facility     $  60.3    $   67.3

      The Company's primary sources of working capital are cash flows from operations, borrowings under its revolving credit facility and proceeds from its accounts receivable securitization facility. The Company had working capital of $240.6 and $141.1 million at May 1, 2004 and May 3, 2003, respectively. The increase in working capital for the first quarter of fiscal 2004 as compared to the prior year principally reflects Elder-Beerman working capital.

      The debt to total capitalization ratio increased in fiscal 2004 over fiscal 2003, reflecting long-term debt for the acquisition and operation of Elder-Beerman.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

      For the thirteen weeks ended May 1, 2004, net cash used in operating activities was $9.7 million compared to $16.3 million for the comparable period last year. The reduction in net cash used in operating activities reflects a decrease in accounts receivable, partially offset by an increase in inventory, increased income tax payments and increased net loss.

      Net cash used in investing activities was $4.2 million for the thirteen weeks ended May 1, 2004 compared to $1.0 million for the comparable period last year. The increase in net cash used in investing activities reflects an increase in capital expenditures of $3.2 million over last year.

      Net cash provided by financing activities was $13.6 million for the thirteen weeks ended May 1, 2004 compared to $12.2 million for the comparable period of 2003. The increase in net cash provided by financing activities principally reflects increased funds drawn on the revolving credit facility and funds received from the exercise of stock options, partially offset by decreased bank overdraft balances.

      In October 2003, the Company amended and restated its revolving credit facility agreement. The current agreement provides a line of credit of $300.0 million and a term loan in the amount of $25.0 million. The current agreement expires in October 2007. The interest rate, based on LIBOR or an index rate plus an applicable margin, and fee charges are determined by a formula based upon the Company's borrowing availability. Total borrowings under the revolving credit facility agreement were $170.0 million and $152.0 million at May 1, 2004 and January 31, 2004, respectively.

      In January 2004, the Company entered into a new off-balance sheet accounts receivable facility. This agreement has a funding limit of $250.0 million and expires in October 2004. Availability under the accounts receivable facility is calculated based on the balance and performance of the Company's proprietary credit card portfolio. At May 1, 2004 and January 31, 2004, accounts receivable totaling $211.5 million and $228.5 million, respectively, were sold under the accounts receivable facility.

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

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

      On April 15, 2004, the Company paid a quarterly cash dividend of $0.025 per share on Class A Common Stock and Common Stock to shareholders of record as of April 1, 2004. Additionally, the Company declared a quarterly cash dividend of $0.025 per share, payable July 15, 2004 to shareholders of record as of July 1, 2004. The Company's board of directors will consider dividends in subsequent periods as it deems appropriate.

      The Company currently anticipates its capital expenditures for fiscal 2004 will total approximately $32.0 million. Of this amount, approximately $18.2 million is budgeted for the integration of the point-of-sale system in Bon-Ton stores and information system enhancements. The remainder will be directed towards remodeling some of the Company's existing stores and general operations. No new stores are currently planned for fiscal 2004.

      The Company anticipates its cash flows from operations, supplemented by borrowings under its revolving credit facility and proceeds from its accounts receivable securitization facility, will be sufficient to satisfy its operating cash requirements for at least the next twelve months.

      Cash flows from operations are impacted by consumer confidence, weather in the geographic markets served by the Company, and economic and competitive conditions existing in the retail industry. A downturn in any single factor or a combination of factors could have a material adverse impact upon the Company's ability to generate sufficient cash flows to operate its business.

      The Company has not identified any probable circumstances that would likely impair its ability to meet its cash requirements or trigger a default or acceleration of payment of the Company's debt.

                         OFF-BALANCE SHEET ARRANGEMENTS

      The Company engages in securitization activities involving the Company's proprietary credit card portfolio as a source of funding. Off-balance sheet proprietary credit card securitizations provide a significant portion of the Company's funding and are one of its primary sources of liquidity. At May 1, 2004, off-balance sheet securitized receivables represented 53% of the Company's funding. Gains and losses from securitizations are recognized in the Consolidated Statements of Operations when the Company relinquishes control of the transferred financial assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125" ("SFAS No. 140"), and other related pronouncements. The gain or loss on the sale of financial assets depends in part on the previous carrying amount of the assets involved in the transfer, allocated between the assets sold and the retained interests based upon their respective fair values at the date of sale. Based on the term of the securitization agreement (less than one year) and the fact that the credit card receivables that comprise the retained interests are short-term in nature, the Company has classified its retained interests as a current asset.

      The Company sells undivided percentage ownership interests in certain of its credit card accounts receivable to unrelated third-parties under a $250.0 million accounts receivable securitization facility. The unrelated third-parties, referred to as the conduit, have purchased a $211.5 million interest in the accounts receivable under this facility at May 1, 2004. The Company is

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

responsible for servicing these accounts, retains a servicing fee and bears the risk of non-collection (limited to its retained interests in the accounts receivable). Associated off-balance-sheet assets and related debt were $211.5 million at May 1, 2004 and $228.5 million at January 31, 2004. Upon the facility's termination, the conduit would be entitled to all cash collections on the accounts receivable until its investment ($211.5 million at May 1, 2004) and accrued discounts are repaid. Accordingly, upon termination of the facility, the assets of the facility would not be available to the Company until all amounts due to the conduit have been paid in full.

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

      The allowance for doubtful accounts and sales returns was $6.0 million and $6.3 million as of May 1, 2004 and January 31, 2004, respectively.

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

      The Company regularly reviews inventory quantities on hand and records an adjustment for excess or old inventory based primarily on an estimated forecast of merchandise demand for the selling season. Demand for merchandise can fluctuate greatly. A significant increase in the demand for merchandise could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on-hand. Additionally, estimates of future merchandise demand may prove to be inaccurate, in which case the Company may have understated or overstated the adjustment required for excess or old inventory. If the Company's inventory is determined to be overvalued in the future, the Company would be required to recognize such costs in the costs of goods sold and reduce operating income at the time of such determination. Likewise, if inventory is later determined to be undervalued, the Company may have overstated the costs of goods sold in previous periods and would recognize additional operating income when such inventory is sold. Therefore, although every effort is made to ensure the accuracy of forecasts of future merchandise demand, any significant

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

unanticipated changes in demand or the economy in the Company's markets could have a significant impact on the value of the Company's inventory and reported operating results.

      As is currently the case with many companies in the retail industry, the Company's LIFO calculations have yielded inventory increases in recent years due to deflation reflected in price indices used. This is the result of the LIFO method whereby merchandise sold is valued at the cost of more recent inventory purchases (which the deflationary indices indicate to be lower), resulting in the general inventory on-hand being carried at the older, higher costs. Given these higher values and the promotional retail environment, the Company reduced the carrying value of its LIFO inventories to a net realizable value (NRV). These reductions totaled $16.1 million at May 1, 2004. Inherent in these NRV assessments are significant management judgments and estimates regarding future merchandise selling costs and pricing. Should these estimates prove to be inaccurate, the Company may have overstated or understated its inventory carrying value. In such cases, operating income would ultimately be impacted.

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

INCOME TAXES

      Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against net deferred tax assets. The process involves the Company summarizing temporary differences resulting from differing treatment of items (e.g., allowance for doubtful accounts) for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The Company must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and, to the extent the Company believes recovery is not more-likely-than-not, a valuation allowance must be established. To the extent the Company establishes a valuation allowance in a period, an expense must be recorded within the tax provision in the statement of operations.

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

      Net deferred tax assets were $28.7 million and $33.1 million as of May 1, 2004 and January 31, 2004, respectively. Pursuant to the acquisition of Elder-Beerman, the Company recorded $83.2 million of net deferred tax assets. The Company's ability to utilize these assets will be limited by Section 382. As part of preliminary purchase accounting, a valuation allowance of $46.7 million was established against these deferred tax assets. As of May 1, 2004, $10.5 million and $36.2 million of this valuation allowance has been classified as current and long-term, respectively, pursuant to requirements of SFAS No. 109, "Accounting for Income Taxes." In assessing the realizability of the deferred tax assets, the Company considered whether it is more-likely-than-not that the deferred taxes assets, or a portion thereof, will not be realized. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and the limitations of Section 382 in making this assessment. As a result, the Company concluded during fiscal 2003 that a valuation allowance against a portion of the net deferred tax assets was appropriate. If actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to adjust its valuation allowance, which could materially impact its financial position and results of operations.

      Legislative changes currently proposed by certain states in which the Company operates could have a materially adverse impact on future operating results of the Company. These legislative changes principally involve state income tax laws.

LONG-LIVED ASSETS

      Property, fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in the Company's business model or capital strategy can result in the actual useful lives differing from the Company's estimates. In cases where the Company determines that the useful life of property, fixtures and equipment should be shortened, the Company depreciates the net book value in excess of the salvage value over its revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or leasehold improvements could also result in shortened useful lives. Net property, fixtures and equipment amounted to $158.8 million and $160.9 million as of May 1, 2004 and January 31, 2004, respectively.

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

      The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Cash flow estimates are based on historical results adjusted to reflect the Company's best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Estimates of fair value represent the Company's best estimate based on industry trends and reference to market rates and transactions. Should cash flow estimates differ significantly from actual results, an impairment could arise and materially impact the Company's financial position and results of operations. Given the seasonality of operations, impairment is not conclusive, in many cases, until after the holiday period in the fourth quarter is concluded.

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

      The Company is in the process of refining its preliminary purchase accounting for long-lived assets acquired in the acquisition of Elder-Beerman. The Company is in the process of obtaining updated fair value valuations for certain assets acquired.

GOODWILL AND INTANGIBLE ASSETS

      Goodwill was $3.0 million as of May 1, 2004 and January 31, 2004.

      Intangible assets are comprised of lease interests that relate to below-market-rate leases purchased in store acquisitions completed in fiscal years 1992 through 1999, which were adjusted to reflect fair market value. These leases had average lives of twenty-five years. Net intangible assets amounted to $6.1 million and $6.2 million as of May 1, 2004 and January 31, 2004, respectively.

      As a result of the Company's adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), the Company now reviews goodwill and other intangible assets that have indefinite lives for impairment at least annually or when events or

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

changes in circumstances indicate the carrying value of these assets might exceed their current fair values. The Company determines fair value using discounted cash flow analysis, which requires certain assumptions and estimates regarding industry economic factors and future profitability of the business. It is the Company's policy to conduct impairment testing based on its most current business plans, which reflect anticipated changes in the economy and the industry. If actual results prove inconsistent with Company assumptions and judgments, the Company could be exposed to a material impairment charge.

SECURITIZATIONS

      A significant portion of the Company's funding is through off-balance-sheet credit card securitizations via sales of certain accounts receivable through an accounts receivable facility (the "Facility"). The sale of receivables is to The Bon-Ton Receivables Partnership, LP ("BTRLP"), a special purpose entity as defined by SFAS No. 140. BTRLP is a wholly owned subsidiary of the Company. BTRLP may sell accounts receivable with a purchase price up to $250.0 million through the Facility to a conduit on a revolving basis.

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

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

      The Company recognized securitization income of $3.0 million and $2.6 million for the thirteen weeks ended May 1, 2004 and May 3, 2003, respectively. The increased income in the first quarter of 2004 relative to the prior year period was principally due to increased sales of receivables through the Facility, which now includes Elder-Beerman receivables, partially offset by a decline in the finance charge rate and an increase in the net credit loss rate.

                           FORWARD-LOOKING STATEMENTS

      Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission contain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which may be identified by words such as "may," "could," "will," "plan," "expect," "anticipate," "estimate," "project," "intend" or other similar expressions, involve important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, uncertainties affecting the retail industry in general, such as consumer confidence and demand for soft goods; our ability to integrate the recently acquired Elder-Beerman stores into our overall operations; risks relating to leverage and debt service; competition within markets in which the Company's stores are located; and the need for, and costs associated with, store renovations and other capital expenditures. These risks and other risks are discussed in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company does not believe its interest rate risks, as described in the 2003 Annual Report, have changed materially since the Company's disclosure in its 2003 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      There have been no material developments in any legal proceedings since the Company's disclosure in its 2003 Annual Report.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

EXHIBIT                           DESCRIPTION                                DOCUMENT LOCATION
31.1         Certification of Tim Grumbacher                                    Filed herein.

31.2         Certification of James H. Baireuther                               Filed herein.

32.1         Certifications Pursuant to Rules 13a-14(b) and 15d-14(b)           Filed herein.
             of the Securities Exchange Act of 1934.

(b) Reports on Form 8-K filed during the quarter:

      1. A Current Report on Form 8-K dated March 11, 2004 was furnished to the Securities and Exchange Commission on March 11, 2004 to report, under Item 12, that the Registrant issued a press release with respect to its results of operations for the year ended January 31, 2004.

      2. A Current Report on Form 8-K dated March 18, 2004 was filed with the Securities and Exchange Commission on March 18, 2004 to report, under Item 5, that the Registrant issued a press release with respect to a dividend declaration.

      3. A Current Report on Form 8-K dated April 21, 2004 was filed with the Securities and Exchange Commission on April 22, 2004 to report, under Item 5, that the Registrant issued a press release with respect to the resignation of the Company's president and chief operating officer.

    The following Reports on Form 8-K were filed subsequent to May 1, 2004 but prior to the filing of this Quarterly Report on Form 10-Q:

      1. A Current Report on Form 8-K dated May 20, 2004 was furnished to the Securities and Exchange Commission on May 20, 2004 to report, under
            Item 12, that the Registrant issued a press release with respect to its results of operations for the thirteen weeks ended May 1, 2004.

      2. A Current Report on Form 8-K dated May 27, 2004 was filed with the Securities and Exchange Commission on May 27, 2004 to report, under
            Item 5, that the Registrant issued a press release with respect to a dividend declaration.

      3. A Current Report on Form 8-K dated June 3, 2004 was filed with the Securities and Exchange Commission on June 3, 2004 to report, under
            Item 5, that the Registrant issued a press release with respect to closure of its Pottstown, Pennsylvania store.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     THE BON-TON STORES, INC.

DATE: June 10, 2004                               BY: /s/  Tim Grumbacher
                                                      --------------------------
                                                      Tim Grumbacher
                                                      Chairman of the Board and
                                                      Chief Executive Officer

DATE: June 10, 2004                               BY: /s/  James H. Baireuther
                                                      --------------------------
                                                      James H. Baireuther
                                                      Vice Chairman, Chief
                                                      Administrative Officer and
                                                      Chief Financial Officer