Form 10-Q
period 2004-07-31
BON TON STORES INC
filed 2004-09-13
CIK 878079

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

      For the Quarter ended July 31, 2004            Commission File Number
                                                             0-19517

                            THE BON-TON STORES, INC.
                             2801 EAST MARKET STREET
                            YORK, PENNSYLVANIA 17402
                                 (717) 757-7660

      INCORPORATED IN PENNSYLVANIA                     IRS NO. 23-2835229

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes    X    No
                                       -------    ------

      Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes          No   X
                                                -------     ------

As of September 10, 2004 there were 13,132,044 shares of Common Stock, $0.01 par value per share, and 2,951,490 shares of Class A Common Stock, $0.01 par value per share, outstanding.

--------------------------------------------------------------------------------

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)                                                   July 31,    January 31,
(Unaudited)                                                                                        2004         2004
-----------------------------------------------------------------------------------------------  ---------   -----------
Assets
Current assets:
   Cash and cash equivalents                                                                     $  15,481   $    19,890
   Retained interest in trade receivables and other, net of allowance for doubtful accounts and
      sales returns of $7,131 and $6,299 at July 31, 2004 and January 31, 2004, respectively        75,102       104,679
   Merchandise inventories                                                                         283,447       257,372
   Prepaid expenses and other current assets                                                        32,399        14,683
   Deferred income taxes, net                                                                        5,249         8,825
                                                                                                 ---------   -----------
    Total current assets                                                                           411,678       405,449
                                                                                                 ---------   -----------
Property, fixtures and equipment at cost,
   less accumulated depreciation and amortization                                                  160,686       160,923
Deferred income taxes, net                                                                          20,592        24,252
Goodwill and intangible assets, net                                                                  8,927         9,121
Other assets                                                                                        10,587        12,100
                                                                                                 ---------   -----------
    TOTAL ASSETS                                                                                 $ 612,470   $   611,845
                                                                                                 =========   ===========
Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                                                              $ 114,052   $    88,118
   Accrued payroll and benefits                                                                     23,304        36,344
   Accrued expenses                                                                                 42,394        42,519
   Current maturities of long-term debt                                                                833         1,113
   Current maturities of obligations under capital leases                                              983         1,797
   Income taxes payable                                                                                  -        13,531
                                                                                                 ---------   -----------
    Total current liabilities                                                                      181,566       183,422
                                                                                                 ---------   -----------
Long-term debt, less current maturities                                                            177,727       170,703
Obligations under capital leases, less current maturities                                              557         1,013
Other long-term liabilities                                                                         16,686        17,223
                                                                                                 ---------   -----------
    TOTAL LIABILITIES                                                                              376,536       372,361
                                                                                                 ---------   -----------
Shareholders' equity
   Preferred Stock - authorized 5,000,000 shares at $0.01 par value; no shares issued                    -             -
   Common Stock - authorized 40,000,000 shares at $0.01 par value; issued shares
     of 13,414,844 and 13,055,740 at July 31, 2004 and January 31, 2004, respectively                  134           131
   Class A Common Stock - authorized 20,000,000 shares at $0.01 par value; issued and outstanding shares of 2,951,490 and 2,989,853 at July 31, 2004 and January 31,
     2004, respectively                                                                                 30            30
   Treasury stock, at cost - shares of 337,800 at July 31, 2004 and January 31, 2004                (1,387)       (1,387)
   Additional paid-in-capital                                                                      117,238       114,687
   Deferred compensation                                                                               (29)         (136)
   Accumulated other comprehensive loss                                                               (776)       (1,298)
   Retained earnings                                                                               120,724       127,457
                                                                                                 ---------   -----------
    TOTAL SHAREHOLDERS' EQUITY                                                                     235,934       239,484
                                                                                                 ---------   -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   $ 612,470   $   611,845
                                                                                                 =========   ===========

  The accompanying notes are an integral part of these consolidated statements.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           THIRTEEN                   TWENTY-SIX
                                                          WEEKS ENDED                 WEEKS ENDED
                                                  --------------------------  ---------------------------
(In thousands except share and per share data)      July 31,      August 2,     July 31,      August 2,
(Unaudited)                                           2004          2003          2004           2003
------------------------------------------------  ------------   -----------  ------------   ------------
Net sales                                         $    284,198   $   153,128  $    549,281   $    294,239
Other income, net                                        1,053           564         2,036          1,090
                                                  ------------   -----------  ------------   ------------
                                                       285,251       153,692       551,317        295,329
                                                  ------------   -----------  ------------   ------------

Costs and expenses:
     Costs of merchandise sold                         177,005        96,311       345,668        185,238
     Selling, general and administrative                98,278        49,594       194,785        100,974
     Depreciation and amortization                       7,223         5,123        13,798          9,887
                                                  ------------   -----------  ------------   ------------
Income (loss) from operations                            2,745         2,664        (2,934)          (770)
Interest expense, net                                    3,364         1,302         6,568          2,546
                                                  ------------   -----------  ------------   ------------
Income (loss) before income taxes                         (619)        1,362        (9,502)        (3,316)
Income tax provision (benefit)                            (231)          504        (3,563)        (1,226)
                                                  ------------   -----------  ------------   ------------

NET INCOME (LOSS)                                 $       (388)  $       858  $     (5,939)  $     (2,090)
                                                  ============   ===========  ============   ============

PER SHARE AMOUNTS -
     BASIC:
          Net income (loss)                       $      (0.02)  $      0.06  $      (0.38)  $      (0.14)
                                                  ============   ===========  ============   ============

     BASIC WEIGHTED AVERAGE SHARES OUTSTANDING      15,975,641    14,997,502    15,831,028     15,015,424

     DILUTED:
          Net income (loss)                       $      (0.02)  $      0.06  $      (0.38)  $      (0.14)
                                                  ============   ===========  ============   ============

     DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING    15,975,641    15,222,031    15,831,028     15,015,424

  The accompanying notes are an integral part of these consolidated statements.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  TWENTY-SIX
                                                                                  WEEKS ENDED
                                                                             ---------------------
(In thousands)                                                               July 31,    August 2,
(Unaudited)                                                                    2004        2003
--------------------------------------------------------------------         ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                     $  (5,939)  $  (2,090)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
       Depreciation and amortization                                            13,798       9,887
       Net transfers of receivables to accounts receivable facility            (17,000)     (9,967)
       Changes in operating assets and liabilities, net                         11,265       8,590
                                                                             ---------   ---------
                    Net cash provided by operating activities                    2,124       6,420

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                    (13,195)     (4,134)
       Proceeds from sale of property, fixtures and equipment                        7       1,310
                                                                             ---------   ---------
                    Net cash used in investing activities                      (13,188)     (2,824)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on long-term debt and capital lease obligations               (239,299)    (73,072)
       Proceeds from issuance of long-term debt                                244,773      72,400
       Common stock repurchased                                                      -        (254)
       Cash dividends paid                                                        (794)       (379)
       Stock options exercised                                                   1,921           -
       Deferred financing costs paid                                              (146)       (832)
       Increase (decrease) in bank overdraft balances, net                         200      (3,457)
                                                                             ---------   ---------
                    Net cash provided by (used in) financing activities          6,655      (5,594)

                    Net decrease in cash and cash equivalents                   (4,409)     (1,998)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                19,890      16,796

                                                                             ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  15,481   $  14,798
                                                                             =========   =========

SUPPLEMENTAL CASH FLOW INFORMATION:
       Interest paid                                                         $   3,421   $   4,114
       Net income taxes paid (refunded)                                      $  12,686   $  (2,563)

  The accompanying notes are an integral part of these consolidated statements.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

      The Bon-Ton Stores, Inc., a Pennsylvania corporation, was incorporated on January 31, 1996 as the successor of a company incorporated on January 31, 1929, and currently operates, through its subsidiaries, 139 department stores and two furniture stores in sixteen states from the Northeast to the Midwest under the names "Bon-Ton" and "Elder-Beerman." The Company conducts its operations through one business segment.

1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements include accounts of The Bon-Ton Stores, Inc. and all of its wholly owned subsidiaries (the "Company"). All intercompany transactions and balances have been eliminated in consolidation.

      The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation of interim periods have been included. The Company's business is seasonal in nature and results of operations for interim periods presented are not necessarily indicative of results for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (the "2003 Annual Report").

      Certain prior year balances have been reclassified to conform with the current year presentation.

2.    STOCK-BASED COMPENSATION

      The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded only if the current market price of the underlying stock on the date of the grant exceeded the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123 as amended by SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an Amendment of FASB Statement No. 123."

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

      The following table illustrates the effect on net income or loss if the fair-value-based method had been applied to all unvested awards in each period:

                                                  THIRTEEN            TWENTY-SIX
                                                 WEEKS ENDED          WEEKS ENDED
                                            --------------------   -----------------
                                            July 31,   August 2,  July 31,  August 2,
                                              2004       2003       2004      2003
                                            --------   ---------   -------   -------
Net income (loss), as reported              $   (388)  $     858   $(5,939)  $ (2,090)
Deduct: Total stock-option-based
employee compensation expense
determined under fair-value-based methods
for all awards, net of related tax effects       (44)        (83)      (88)      (166)
                                            --------   ---------   -------   --------
Pro forma net income (loss)                 $   (432)  $     775   $(6,027)  $ (2,256)
                                            ========   =========   =======   ========

Earnings (loss) per share

            Basic              As reported  $  (0.02)  $    0.06   $ (0.38)  $ (0.14)
                               Pro forma       (0.03)       0.05     (0.38)    (0.15)

            Diluted            As reported  $  (0.02)  $    0.06   $ (0.38)  $ (0.14)
                               Pro forma       (0.03)       0.05     (0.38)    (0.15)

      All stock options impacting the periods in the above table were issued with an option exercise price equal to the per-share market price at the date of grant. The Company used the Black-Scholes option pricing model to calculate the fair value of the stock options at the grant date.

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

3.    PER SHARE AMOUNTS

      The presentation of earnings per share ("EPS") requires a reconciliation of numerators and denominators used in basic and diluted EPS calculations. The numerator, net income or loss, is identical in both calculations. The following table presents a reconciliation of weighted average shares outstanding for the respective calculations for each period presented in the accompanying consolidated statements of operations:

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                  THIRTEEN              TWENTY-SIX
                                 WEEKS ENDED            WEEKS ENDED
                           ----------------------  ----------------------
                            July 31,   August 2,    July 31,   August 2,
                              2004       2003         2004       2003
                           ----------  ----------  ----------  ----------
Basic calculation          15,975,641  14,997,502  15,831,028  15,015,424
Effect of dilutive shares
     Restricted Shares              -      94,722           -           -
     Options                        -     129,807           -           -
                           ----------  ----------  ----------  ----------
Diluted calculation        15,975,641  15,222,031  15,831,028  15,015,424
                           ==========  ==========  ==========  ==========

      The following securities were antidilutive and, therefore, were not included in the computation of diluted earnings per share amounts for the periods indicated:

                             THIRTEEN             TWENTY-SIX
                            WEEKS ENDED           WEEKS ENDED
                        --------------------  --------------------
                        July 31,   August 2,  July 31,   August 2,
                          2004       2003       2004       2003
                        ---------  ---------  ---------  ---------
Antidilutive shares
     Restricted Shares     44,835          -     70,249    137,883
     Options              496,003    603,839    634,283    945,395

      Certain securities were excluded from the computation of dilutive shares due to the Company's net loss position in the thirteen weeks ended July 31, 2004 and twenty-six weeks ended July 31, 2004 and August 2, 2003. The following table shows the approximate effect of dilutive securities had the Company reported profit for these periods:

                                    THIRTEEN             TWENTY-SIX
                                   WEEKS ENDED           WEEKS ENDED
                               --------------------  --------------------
                               July 31,   August 2,  July 31,   August 2,
                                 2004       2003       2004       2003
                               ---------  ---------  ---------  ---------
Effect of dilutive securities
     Restricted Shares            37,229          -     61,555     95,437
     Options                     236,881          -    314,555    111,779

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

4.    EXIT OR DISPOSAL ACTIVITIES

      Effective July 31, 2004, the Company closed its Pottstown, Pennsylvania store. A pre-tax charge related to this store closure of $1,721, reflected within selling, general and administrative expenses, was recorded during the thirteen weeks ended July 31, 2004.

      An agreement was entered into amending the lease termination date to July 31, 2004 from January 28, 2012, requiring the Company to pay a fee of $1,600. The remaining estimated costs relate to severance and logistics. Following is a reconciliation of accruals related to this store closure:

                                Fiscal 2004  Fiscal 2004   Balance at
                                  Charges      Payments   July 31, 2004
                                -----------  -----------  -------------
Lease termination fee           $     1,600  $     1,600  $           -
Associate termination benefits           33           29              4
Other closing costs                      88           37             51
                                -----------  -----------  -------------
     Total                      $     1,721  $     1,666  $          55
                                ===========  ===========  =============

5.    INTEGRATION ACTIVITIES

      In connection with the acquisition of The Elder-Beerman Stores Corp. ("Elder-Beerman") effective October 24, 2003, the Company developed integration plans resulting in involuntary terminations, employee relocations, and lease and other contract terminations. The liability for involuntary termination benefits covers approximately three hundred employees, primarily in general and administrative and merchandising functions. The Company expects to pay the balance of involuntary termination benefits and employee relocations by the end of the first fiscal quarter of 2005, while the liability for lease and other contractual terminations will be paid over the remaining contract periods through 2030. The Company will finalize its integration plans during fiscal 2004, which may result in additional liabilities. Liabilities recognized in connection with the acquisition and activity to date are as follows:

                                    Involuntary                 Lease and
                                    Termination   Employee    Other Contract
                                     Benefits    Relocation    Termination     Total
                                    -----------  -----------  --------------  --------
Liability established in purchase
   accounting                       $     5,571  $     1,637  $        3,053  $ 10,261
Payments during fiscal 2003                  --          (26)             --       (26)
                                    -----------  -----------  --------------  --------
       Balance at January 31, 2004        5,571        1,611           3,053    10,235
Payments during fiscal 2004              (2,542)      (1,290)         (1,856)   (5,688)
                                    -----------  -----------  --------------  --------
       Balance at July 31, 2004     $     3,029  $       321  $        1,197  $  4,547
                                    ===========  ===========  ==============  ========

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

         As of July 31, 2004 and January 31, 2004, credit card receivables were sold under the securitization agreement in the amount of $211,488 and $228,488, respectively, and the Company had subordinated interests of $69,917 and $96,755, respectively, related to the amounts sold that were included in the accompanying Consolidated Balance Sheets as retained interest in trade receivables. The Company accounts for its subordinated interest in the receivables in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company has not recognized any unrealized gains or losses on its subordinated interest, as the current carrying value of customer revolving charge accounts receivable is a reasonable estimate of fair value and average interest rates approximate current market origination rates. Subordinated interests as of July 31, 2004 and January 31, 2004 included restricted cash of $6 and $5,998, respectively, required pursuant to terms of the Company's accounts receivable facility agreement.

         New receivables are sold on a continual basis to replenish each investor's respective level of participation in receivables that have been repaid by credit card holders.

         The Company recognized securitization income of $2,201 and $1,867 on securitization of credit card receivables during the thirteen weeks ended July 31, 2004 and August 2, 2003, respectively and $5,178 and $4,417 during the twenty-six weeks ended July 31, 2004 and August 2, 2003, respectively. This income is reported as a component of selling, general and administrative expenses.

         The Company recognized servicing fees, which it reported as a component of selling, general and administrative expenses, of $1,057 and $690 for the thirteen weeks ended July 31, 2004 and August 2, 2003, respectively and $2,134 and $1,377 for the twenty-six weeks ended July 31, 2004 and August 2, 2003, respectively. As of July 31, 2004, $9,384 of the total managed credit card

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

receivables were sixty-one days or more past due. Net credit losses on the total managed credit card receivables were $3,236 and $1,793 for the thirteen weeks ended July 31, 2004 and August 2, 2003, respectively and $6,647 and $3,718 for the twenty-six weeks ended July 31, 2004 and August 2, 2003, respectively.

7.       COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) is determined as follows:

                                                          THIRTEEN                    TWENTY-SIX
                                                         WEEKS ENDED                  WEEKS ENDED
                                                   -----------------------      -----------------------
                                                   July 31,      August 2,      July 31,      August 2,
                                                     2004          2003           2004          2003
                                                     ----          ----           ----          ----
Net income (loss)                                   $ (388)       $  858        $ (5,939)     $ (2,090)
Other comprehensive income:
  Cash flow hedge derivative income, net
    of tax                                             220           574             522           557
                                                    ------        ------        --------      --------
Comprehensive income (loss)                         $ (168)       $1,432        $ (5,417)     $ (1,533)
                                                    ======        ======        ========      ========

8.       STOCK REPURCHASES

         On February 7, 2002, the Company announced a stock repurchase program authorizing the purchase of up to $2,500 of the Company's Common Stock from time to time. No shares were purchased during the twenty-six weeks ended July 31, 2004. Since February 7, 2002, the Company purchased 337,800 shares at a cost of $1,387 pursuant to this stock purchase program. Treasury stock is accounted for by the cost method.

9.       SUBSEQUENT EVENTS

         On August 24, 2004, the Company appointed Byron L. Bergren, 57, as the Company's President and Chief Executive Officer, and the Company's Board of Directors elected Mr. Bergren a Director. Mr. Bergren's employment agreement is included as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended July 31, 2004.

         On August 27, 2004, the Company announced a quarterly cash dividend of $0.025 per share on Class A Common Stock and Common Stock, payable October 15, 2004 to shareholders of record as of October 1, 2004.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         For purposes of the following discussions, all references to "second quarter of 2004" and "second quarter of 2003" are to the Company's thirteen-week periods ended July 31, 2004 and August 2, 2003, respectively.

                              RESULTS OF OPERATIONS

       The Company is a traditional department store retailer with a 106-year history of providing high quality merchandise to its customers in secondary markets. On October 24, 2003, the Company acquired The Elder-Beerman Stores Corp. ("Elder-Beerman"), nearly doubling its number of stores and adding 5.7 million square feet of retail space. As a result of the acquisition, the Company operates 139 department stores and two furniture stores in sixteen states, from the Northeast to the Midwest, under the Bon-Ton and Elder-Beerman names. The stores carry a broad assortment of quality brand-name and private label fashion apparel and accessories for women, men and children, as well as distinctive cosmetics and home furnishings. The Company's strategy is to profitably sell merchandise by providing its customers with differentiated fashion merchandise at compelling value in the secondary markets the Company serves.

       The Company's revenues are generated through sales in existing stores and through sales from new stores opened through expansion and acquisition. During the twenty-six weeks ended July 31, 2004, the Company's total sales increased 86.7% to $549.3 million, including $255.9 million from the acquired Elder-Beerman stores, compared to $294.2 million for the same period last year. Comparable store sales during the twenty-six weeks ended July 31, 2004, which do not include Elder-Beerman stores, decreased 1.2% from the comparable period in fiscal 2003.

       The retail industry is highly competitive and the first half of fiscal 2004 was no exception as evidenced by the Company's comparable store sales decreases. The Company anticipates these competitive pressures and challenges will continue in the future. As a result, the Company will continue its highly promotional posture and emphasis on offering a wide range of value merchandise. Additionally, expansion of the Company's private labels and growth of exclusive brands support its strategy of product differentiation and provide opportunity for increased sales and higher gross margin.

        The Company's ongoing challenge in 2004 is the successful integration of the two companies into one business unit and ensuring that the combined organization remains a stable financial performer. Decreases in sales volume and a highly promotional retail environment are being addressed with the finalization of the Company's vendor matrix, product assortment and inventory levels, supported by strong Company-wide marketing efforts. Results for the first half of fiscal 2004 were positively impacted by synergies realized which offset the integration expenses incurred during the period; achieving these synergies on an ongoing basis will be critical to the Company's success. Of equal importance is expediting the Company's systems integration efforts; the majority of the Company's capital expenditures in 2004 are being directed towards strategic systems improvements. As a result of the acquisition, the Company has increased its debt levels and, accordingly, its exposure to interest rate fluctuations.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

       Effective July 31, 2004, the Company closed its Pottstown, Pennsylvania store. The pre-tax cost of closing this location was $1.7 million. The Company previously identified this store as under-performing and, in fiscal 2002, recorded an impairment charge related to long-lived assets at this location. The Company believes this store closure will have a favorable impact on its results of operations in the future.

         The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented:

                                                         THIRTEEN                             TWENTY-SIX
                                                        WEEKS ENDED                           WEEKS ENDED
                                                --------------------------             --------------------------
                                                July 31,         August 2,             July 31,         August 2,
                                                  2004              2003                 2004              2003
                                                  ----              ----                 ----              ----
Net sales                                         100.0%           100.0%                100.0%           100.0%
Other income, net                                   0.4              0.4                   0.4              0.4
                                                  -----            -----                 -----            -----
                                                  100.4            100.4                 100.4            100.4
                                                  -----            -----                 -----            -----
Costs and expenses:
      Costs of merchandise sold                    62.3             62.9                  62.9             63.0
      Selling, general and administrative          34.6             32.4                  35.5             34.3
      Depreciation and amortization                 2.5              3.3                   2.5              3.4
                                                  -----            -----                 -----            -----
Income (loss) from operations                       1.0              1.7                  (0.5)            (0.3)
Interest expense, net                               1.2              0.9                   1.2              0.9
                                                  -----            -----                 -----            -----
Income (loss) before income taxes                  (0.2)             0.9                  (1.7)            (1.1)
Income tax provision (benefit)                     (0.1)             0.3                  (0.6)            (0.4)
                                                  -----            -----                 -----            -----
Net income (loss)                                  (0.1)%            0.6%                 (1.1)%           (0.7)%
                                                  -----            -----                 -----            -----

THIRTEEN WEEKS ENDED JULY 31, 2004 COMPARED TO THIRTEEN WEEKS ENDED AUGUST 2,
2003

         NET SALES. Net sales for the second quarter of 2004 were $284.2 million, reflecting an increase of $131.1 million, or 85.6%, from the same period last year. The second quarter of 2004 includes sales of $130.2 million generated by the acquired Elder-Beerman stores. Comparable store sales, which exclude the impact of Elder-Beerman stores, the Latham, New York store (opened in 2003) and the recently closed Pottstown, Pennsylvania store, decreased 0.5% in the second quarter of 2004.

         Business families recording comparable store sales increases in the second quarter of 2004 were Home, Accessories, Cosmetics and Women's Clothing (Misses Sportswear). The favorable results in Home resulted from adopting various merchandising initiatives from Elder-Beerman. One of these initiatives is based on the success of Elder-Beerman's furniture department in driving top-line growth; new furniture galleries were opened in five Bon-Ton stores in late June 2004. In addition, Home continued to benefit from products added to the assortment in the first quarter of 2004. Colorful, trend-right merchandise in Accessories remains the driver of positive sales increases and a new product launch in Cosmetics that occurred in the first quarter of this year continues to generate sales increases in that category. Customers responded favorably to the Company's early fall deliveries in Women's Clothing (Misses Sportswear). The weakest categories were in apparel:

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Women's Clothing (Dresses and Petites), Junior's, Children's and Men's. The Company anticipates an improved sales performance upon completion of the merchandise integration, at which time Bon-Ton and Elder-Beerman stores will each have a full-line of comparable merchandise assortments. The Company remains focused on product differentiation and improved merchandise assortments, particularly appropriate levels of more fashionable merchandise.

         Elder-Beerman sales are not included in the Company's reported comparable store sales. Therefore, the following is provided for informational purposes only: Elder-Beerman comparable store sales for the thirteen weeks ended July 31, 2004 decreased 2.4% and, for Elder-Beerman and Bon-Ton combined, comparable store sales for the thirteen weeks ended July 31, 2004 decreased 1.4%.

         OTHER INCOME, NET. Net other income, principally income from leased departments, was $1.1 million, or 0.4% of net sales, in the second quarter of 2004 compared to $0.6 million, or 0.4% of net sales, in the second quarter of 2003. The increase of $0.5 million primarily reflects income from the leased departments in the Elder-Beerman stores.

         COSTS AND EXPENSES. Gross margin was $107.2 million for the second quarter of 2004 compared to $56.8 million for the same period last year, an increase of $50.4 million. Gross margin as a percentage of net sales increased
0.6 percentage point to 37.7% for the second quarter of 2004 from 37.1% for the same period last year. The increase in gross margin rate resulted primarily from a decreased net markdown rate in comparable stores partially offset by the inclusion of Elder-Beerman sales at a lower gross margin rate. The increase in gross margin dollars for the second quarter of 2004 was largely due to the inclusion of Elder-Beerman operations.

         Selling, general and administrative expenses for the second quarter of 2004 were $98.3 million compared to $49.6 million for the second quarter of 2003, reflecting an increase of $48.7 million. The second quarter of 2004 includes $40.8 million of Elder-Beerman selling, general and administrative expenses. Selling, general and administrative expenses for the second quarter of 2004 include a $1.7 million charge associated with the closing of the Company's Pottstown, Pennsylvania store, while the second quarter of 2003 reflects a $0.9 million gain on the sale of the Company's Harrisburg, Pennsylvania distribution center. In addition, selling, general and administrative expenses increased due to integration costs, increases in professional services related to new corporate governance requirements, and increased financing fee expense related to the accounts receivable securitization facility. The current year expense rate increased 2.2 percentage points to 34.6% of net sales, compared to 32.4% for the same period last year.

         Depreciation and amortization in the second quarter of 2004 was $7.2 million, an increase of $2.1 million compared to $5.1 million in the second quarter of 2003. This increase primarily reflects the inclusion of Elder-Beerman expense.

         INCOME FROM OPERATIONS. Income from operations in the second quarter of 2004 was $2.7 million, or 1.0% of net sales, compared to $2.7 million, or 1.7% of net sales, in the second quarter of 2003.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

         INTEREST EXPENSE, NET. Net interest expense was $3.4 million, or 1.2% of net sales, in the second quarter of 2004 compared to $1.3 million, or 0.9% of net sales, in the second quarter of 2003. The $2.1 million increase reflects additional interest expense of $1.1 million on borrowings required to fund the acquisition and operations of Elder-Beerman and increased deferred financing fees expense of $1.0 million associated with the acquisition financing.

         INCOME TAX PROVISION (BENEFIT). The effective tax rate increased 0.3 percentage point to 37.3% in the second quarter of 2004 from 37.0% in the second quarter of 2003.

         NET INCOME (LOSS). Net loss in the second quarter of 2004 was $0.4 million, or 0.1% of net sales, compared to net income of $0.9 million, or 0.6% of net sales, in the second quarter of 2003.

TWENTY-SIX WEEKS ENDED JULY 31, 2004 COMPARED TO TWENTY-SIX WEEKS ENDED AUGUST 2, 2003

         For purposes of the following discussions, all references to "2004" and "2003" are to the Company's twenty-six week periods ended July 31, 2004 and August 2, 2003, respectively.

         NET SALES. Net sales for 2004 were $549.3 million, reflecting an increase of $255.0 million, or 86.7%, from the same period last year. 2004 includes sales of $255.9 million generated by the acquired Elder-Beerman stores. Comparable store sales, which exclude the impact of Elder-Beerman stores, the Latham, New York store (opened in 2003) and the recently closed Pottstown, Pennsylvania store, decreased 1.2% in 2004.

         Business families recording comparable store sales increases in 2004 were Home, Accessories, and Cosmetics. The favorable results in Home resulted from adopting various merchandising initiatives from Elder-Beerman. One of these initiatives is based on the success of Elder-Beerman's furniture department in driving top-line growth; new furniture galleries were opened in five Bon-Ton stores in late June 2004. In addition, Home continued to benefit from products added to the assortment in the first quarter of 2004. Colorful, trend-right merchandise in Accessories remains the driver of positive sales increases. A new product launch in Cosmetics that occurred in the first quarter continues to generate sales increases in that category. The weakest categories were in apparel: Women's Clothing (Dresses and Petites), Junior's, Children's and Men's. The Company anticipates an improved sales performance upon completion of the merchandise integration, at which time Bon-Ton and Elder-Beerman stores will each have a full-line of comparable merchandise assortments. The Company remains focused on product differentiation and improved merchandise assortments, particularly appropriate levels of more fashionable merchandise.

         Elder-Beerman sales were not included in the Company's reported comparable store sales. Therefore, the following is provided for informational purposes only: Elder-Beerman comparable store sales for the twenty-six weeks ended July 31, 2004 decreased 2.7% and, for Elder-Beerman and Bon-Ton combined, comparable store sales for the twenty-six weeks ended July 31, 2004 decreased 1.9%.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

         OTHER INCOME, NET. Net other income, principally income from leased departments, was $2.0 million, or 0.4% of net sales, in 2004 compared to $1.1 million, or 0.4% of net sales, in 2003. The increase of $0.9 million primarily reflects income from the leased departments in the Elder-Beerman stores.

         COSTS AND EXPENSES. Gross margin was $203.6 million for 2004 compared to $109.0 million for the same period last year, an increase of $94.6 million. Gross margin as a percentage of net sales increased 0.1 percentage point to 37.1% for 2004 from 37.0% for the same period last year. The slight increase in gross margin rate resulted primarily from increased markup and decreased markdown rates in comparable stores, which were offset by the inclusion of Elder-Beerman sales at a lower gross margin rate. The increase in gross margin dollars for 2004 was largely due to the inclusion of Elder-Beerman operations.

         Selling, general and administrative expenses for 2004 were $194.8 million compared to $101.0 million for 2003, reflecting an increase of $93.8 million. 2004 includes $82.2 million of Elder-Beerman selling, general and administrative expenses. Selling, general and administrative expenses for 2004 include a $1.7 million charge associated with the closing of the Company's Pottstown, Pennsylvania store, while 2003 selling, general and administrative expenses reflect a $0.9 million gain on the sale of the Company's Harrisburg, Pennsylvania distribution center. In addition, selling, general and administrative expenses increased due to integration costs and increases in advertising, professional services related to new corporate governance requirements, real estate taxes and rent, and financing fee expense related to the accounts receivable securitization facility. The current year expense rate increased 1.2 percentage points to 35.5% of net sales, compared to 34.3% for the same period last year.

         Depreciation and amortization in 2004 was $13.8 million, an increase of $3.9 million compared to $9.9 million in 2003. The increase primarily reflects the inclusion of Elder-Beerman expense.

         LOSS FROM OPERATIONS. Loss from operations in 2004 was $2.9 million, or 0.5% of net sales, compared to $0.8 million, or 0.3% of net sales, in 2003.

         INTEREST EXPENSE, NET. Net interest expense was $6.6 million, or 1.2% of net sales, in 2004 compared to $2.5 million, or 0.9% of net sales, in 2003. The $4.0 million increase reflects additional interest expense of $2.4 million on borrowings required to fund the acquisition and operations of Elder-Beerman and increased deferred financing fees expense of $1.7 million associated with the acquisition financing.

         INCOME TAX BENEFIT. The effective tax rate increased 0.5 percentage point to 37.5% in 2004 from 37.0% in 2003.

         NET LOSS. Net loss in 2004 was $5.9 million, or 1.1% of net sales, compared to $2.1 million, or 0.7% of net sales, in 2003.

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

         The Company does not believe inflation had a material effect on operating results during the twenty-six weeks ended July 31, 2004 and August 2, 2003. However, there can be no assurance that the Company's business will not be affected by inflationary adjustments in the future.

                         LIQUIDITY AND CAPITAL RESOURCES

         The following table summarizes material measures of the Company's liquidity and capital resources:

                                                            July 31,          August 2,
(Dollars in millions)                                        2004               2003
---------------------                                        ----               ----
Working capital                                             $ 230.1            $ 140.0

Current ratio                                                2.27:1             2.61:1

Debt to total capitalization (debt plus equity)              0.43:1             0.23:1

Unused availability under revolving credit facility         $  51.0            $  58.4

         The Company's primary sources of working capital are cash flows from operations, borrowings under its revolving credit facility and proceeds from its accounts receivable securitization facility. The Company had working capital of $230.1 million and $140.0 million at July 31, 2004 and August 2, 2003, respectively. The increase in working capital for fiscal 2004 as compared to the prior year principally reflects working capital associated with Elder-Beerman operations.

         The debt to total capitalization ratio increased in fiscal 2004 over fiscal 2003, reflecting long-term debt required to fund the acquisition and operation of Elder-Beerman.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

         For the twenty-six weeks ended July 31, 2004, net cash provided by operating activities was $2.1 million compared to $6.4 million for the comparable period last year. The reduction in net cash provided by operating activities reflects a larger net loss and increases in inventory and income tax payments -- partially offset by a decrease in accounts receivable (net of transfers to the accounts receivable facility).

         Net cash used in investing activities was $13.2 million for the twenty-six weeks ended July 31, 2004 compared to $2.8 million for the comparable period last year. The increase in net cash used in investing activities reflects an increase in capital expenditures of $9.1 million over last year. Prior year cash flows include $1.3 million from the sale of the Harrisburg distribution center.

         Net cash provided by financing activities was $6.7 million for the twenty-six weeks ended July 31, 2004 compared to a net cash outflow of $5.6 million for the comparable period of 2003. The increase in net cash provided by financing activities principally reflects an increase in borrowings on the revolving credit facility, funds received from the exercise of stock options and increased bank overdraft balances.

         In October 2003, the Company amended and restated its revolving credit facility agreement. In June 2004 the Company reduced, by $6.0 million, the related term loan. The current agreement provides a line of credit of $300.0 million and a term loan in the amount of $19.0 million. The current agreement expires in October 2007. The interest rate, based on LIBOR or an index rate plus an applicable margin, and fee charges are determined by a formula based upon the Company's borrowing availability. Total borrowings under the revolving credit facility agreement were $159.5 million and $152.0 million at July 31, 2004 and January 31, 2004, respectively.

         In January 2004, the Company entered into a new off-balance sheet accounts receivable facility. This agreement has a funding limit of $250.0 million and expires in October 2004. Availability under the accounts receivable facility is calculated based on the balance and performance of the Company's proprietary credit card portfolio. At July 31, 2004 and January 31, 2004, accounts receivable totaling $211.5 million and $228.5 million, respectively, were sold under the accounts receivable facility.

         Aside from planned capital expenditures, the Company's primary cash requirements will be to service debt and finance working capital increases during peak selling seasons.

         The Company is exposed to market risk associated with changes in interest rates. To provide some protection against potential rate increases associated with its variable-rate facilities, the Company has entered into a derivative financial transaction in the form of an interest rate swap. This interest rate swap, used to hedge the underlying variable-rate facilities, matures in February 2006.

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

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

         The Company paid a quarterly cash dividend of $0.025 per share on Class A Common Stock and Common Stock to shareholders on each of April 15, 2004 and July 15, 2004 for shareholders of record as of April 1, 2004 and July 1, 2004, respectively. Additionally, the Company declared a quarterly cash dividend of $0.025 per share, payable October 15, 2004 to shareholders of record as of October 1, 2004. The Company's Board of Directors will consider dividends in subsequent periods as it deems appropriate.

         The Company currently anticipates its capital expenditures for fiscal 2004 will total approximately $32.0 million. Of this amount, approximately $18.2 million is budgeted for the integration of the Elder-Beerman point-of-sale system into Bon-Ton stores and information system enhancements. The remainder will be directed towards remodeling some of the Company's existing stores and general operations. No new stores are planned for fiscal 2004.

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

                         OFF-BALANCE SHEET ARRANGEMENTS

         The Company engages in securitization activities involving the Company's proprietary credit card portfolio as a source of funding. Off-balance sheet proprietary credit card securitizations provide a significant portion of the Company's funding and are one of its primary sources of liquidity. At July 31, 2004, off-balance sheet securitized receivables represented 54% of the Company's funding. Gains and losses from securitizations are recognized in the Consolidated Statements of Operations when the Company relinquishes control of the transferred financial assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125" ("SFAS No. 140"), and other related pronouncements. The gain or loss on the sale of financial assets depends in part on the previous carrying amount of the assets involved in the transfer, allocated between the assets sold and the retained interests based upon their respective fair values at the date of sale. Based on the term of the securitization agreement (less than one year) and the fact that the credit card receivables that comprise the retained interests are short-term in nature, the Company has classified its retained interests as a current asset.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

         The Company sells undivided percentage ownership interests in certain of its credit card accounts receivable to unrelated third-parties under a $250.0 million accounts receivable securitization facility. The unrelated third-parties, referred to as the conduit, have purchased a $211.5 million interest in the accounts receivable under this facility at July 31, 2004. The Company is responsible for servicing these accounts, retains a servicing fee and bears the risk of non-collection (limited to its retained interests in the accounts receivable). Associated off-balance-sheet assets and related debt were $211.5 million at July 31, 2004 and $228.5 million at January 31, 2004. Upon the facility's termination, the conduit would be entitled to all cash collections on the accounts receivable until its investment ($211.5 million at July 31, 2004) and accrued discounts are repaid. Accordingly, upon termination of the facility, the assets of the facility would not be available to the Company until all amounts due to the conduit have been paid in full.

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

         The Company recognizes revenue at either the point-of-sale or at the time merchandise is shipped to the customer. Sales are recorded net of returns and exclude sales tax. A reserve is provided for estimated merchandise returns based on experience and is reflected as an adjustment to sales and costs of merchandise sold.

         The allowance for doubtful accounts and sales returns was $7.1 million and $6.3 million as of July 31, 2004 and January 31, 2004, respectively.

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

         As is currently the case with many companies in the retail industry, the Company's LIFO calculations have yielded inventory increases in recent years due to deflation reflected in price indices used. This is the result of the LIFO method whereby merchandise sold is valued at the cost of more recent inventory purchases (which the deflationary indices indicate to be lower), resulting in the general inventory on-hand being carried at the older, higher costs. Given these higher values and the promotional retail environment, the Company reduced the carrying value of its LIFO inventories to net realizable value (NRV). These reductions totaled $16.1 million at July 31, 2004. Inherent in these NRV assessments are significant management judgments and estimates regarding future merchandise selling costs and pricing. Should these estimates prove to be inaccurate, the Company may have overstated or understated its inventory carrying value. In such cases, operating income would ultimately be impacted.

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

         Net deferred tax assets were $25.8 million and $33.1 million as of July 31, 2004 and January 31, 2004, respectively. Pursuant to the acquisition of Elder-Beerman, the Company recorded $83.2 million of net deferred tax assets. The Company's ability to utilize these assets will be limited by Section 382. As part of preliminary purchase accounting, a valuation allowance of $46.7 million was established against these deferred tax assets. As of July 31, 2004, $9.5 million and $37.2 million of this valuation allowance has been classified as current and long-term, respectively, pursuant to requirements of SFAS No. 109, "Accounting for Income Taxes." In assessing the realizability of the deferred tax assets, the Company considered whether it is more-likely-than-not that the deferred taxes assets, or a portion thereof, will not be realized. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and the limitations of Section 382 in making this assessment. As a result, the Company concluded during fiscal 2003 that a valuation allowance against a portion of the net deferred tax assets was appropriate. If actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to adjust its valuation allowance, which could materially impact its financial position and results of operations.

         Legislative changes currently proposed by certain states in which the Company operates could have a materially adverse impact on future operating results of the Company. These legislative changes principally involve state income tax laws.

LONG-LIVED ASSETS

         Property, fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in the Company's business model or capital strategy can result in the actual useful lives differing from the Company's estimates. In cases where the Company determines that the useful life of property, fixtures and equipment should be shortened, the Company depreciates the net book value in excess of the salvage value over its revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or leasehold improvements could also result in shortened useful lives. Net property, fixtures and equipment amounted to $160.7 million and $160.9 million as of July 31, 2004 and January 31, 2004, respectively.

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

GOODWILL AND INTANGIBLE ASSETS

         Goodwill was $3.0 million as of July 31, 2004 and January 31, 2004.

         Intangible assets are comprised of lease interests that relate to below-market-rate leases purchased in store acquisitions completed in fiscal years 1992 through 1999, which were adjusted to reflect fair market value. These leases had average lives of twenty-five years. Net intangible assets amounted to $6.0 million and $6.2 million as of July 31, 2004 and January 31, 2004, respectively.

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

         The Company recognized securitization income of $2.2 million and $1.9 million for the thirteen weeks ended July 31, 2004 and August 2, 2003, respectively and $5.2 million and $4.4 million for the twenty-six weeks ended July 31, 2004 and August 2, 2003, respectively. The increased income in 2004 relative to the prior year period was principally due to increased sales of receivables through the Facility, which now includes Elder-Beerman receivables, partially offset by an increase in the net credit loss rate.

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

                   THE BON-TON STORES, INC. AND SUBSIDIARIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 21, 2004, the Company held its Annual Meeting of Shareholders. The following matters were submitted for vote:

1. The following individuals were nominated and elected by the votes set forth to serve as the directors of the Company:

         M. Thomas Grumbacher                     For: 38,842,861
                                    Withhold Authority: 1,688,268

         Robert B. Bank                           For: 40,478,112
                                    Withhold Authority:    53,017

         Philip M. Browne                         For: 40,478,112
                                    Withhold Authority:    53,017

         Shirley A. Dawe                          For: 40,457,112
                                    Withhold Authority:    74,017

         Marsha M. Everton                        For: 38,740,692
                                    Withhold Authority: 1,790,437

         Michael L. Gleim                         For: 38,728,010
                                    Withhold Authority: 1,803,119

         Robert E. Salerno                        For: 40,478,112
                                    Withhold Authority:    53,017

         Thomas W. Wolf                           For: 38,864,098
                                    Withhold Authority: 1,667,031

2. The holders of 40,230,713 shares voted in favor of, the holders of 295,631 shares voted against and the holders of 4,785 shares abstained with respect to ratification of the appointment of KPMG LLP as independent auditor of The Bon-Ton Stores, Inc.

3. The holders of 40,275,795 shares voted in favor of, the holders of 193,034 shares voted against and the holders of 62,298 shares abstained with respect to approval of The Bon-Ton Stores, Inc. Cash Bonus Plan.

4. The holders of 37,038,671 shares voted in favor of, the holders of 635,676 shares voted against, the holders of 64,896 shares abstained and there were 2,320,191 broker non-votes with respect to the amendment of The Bon-Ton Stores, Inc. 2000 Stock Incentive Plan.

                   THE BON-TON STORES, INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

Exhibit                     Description                                       Document Location
-------                     -----------                                       -----------------
 10.1       Employment Agreement With Byron L. Bergren                          Filed herein.

 31.1       Certification of Byron L. Bergren                                   Filed herein.

 31.2       Certification of James H. Baireuther                                Filed herein.

 32.1       Certifications Pursuant to Rules 13a-14(b) and 15d-14(b)
            of the Securities Exchange Act of 1934.                             Filed herein.

 99.1       The Bon-Ton Stores, Inc. Amended and Restated 2000 Stock
            Incentive Plan                                                      Filed herein.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    THE BON-TON STORES, INC.

DATE: September 10, 2004                          BY: /s/ Byron L. Bergren
                                                      --------------------------
                                                      Byron L. Bergren
                                                      President and
                                                      Chief Executive Officer

DATE: September 10, 2004                          BY: /s/ James H. Baireuther
                                                      --------------------------
                                                      James H. Baireuther
                                                      Vice Chairman, Chief
                                                      Administrative Officer and
                                                      Chief Financial Officer