Form 10-Q
period 2004-10-30
BON TON STORES INC
filed 2004-12-13
CIK 878079

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

 For the Quarter ended October 30, 2004               Commission File Number
                                                              0-19517

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

As of December 10, 2004 there were 13,145,544 shares of Common Stock, $0.01 par value per share, and 2,951,490 shares of Class A Common Stock, $0.01 par value per share, outstanding.

================================================================================

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)                                                   October 30,  January 31,
(Unaudited)                                                                                         2004         2004
----------------------------------------------                                                   -----------  -----------
Assets
Current assets:
   Cash and cash equivalents                                                                      $  18,636    $  19,890
   Retained interest in trade receivables and other, net of allowance for doubtful accounts and
    sales returns of $6,733 and $6,299 at October 30, 2004 and January 31, 2004, respectively        82,753      104,679
   Merchandise inventories                                                                          419,199      257,372
   Prepaid expenses and other current assets                                                         30,991       14,683
   Deferred income taxes                                                                              4,568        8,825
                                                                                                  ---------    ---------
    Total current assets                                                                            556,147      405,449
                                                                                                  ---------    ---------
Property, fixtures and equipment at cost, net of accumulated depreciation and amortization
   of $182,154 and $165,438 at October 30, 2004 and January 31, 2004, respectively                  155,967      160,923
Deferred income taxes                                                                                25,969       24,252
Goodwill and intangible assets, net of accumulated amortization of $5,101 and $4,672
   at October 30, 2004 and January 31, 2004, respectively                                            12,983        9,316
Other assets                                                                                          8,447       11,905
                                                                                                  ---------    ---------
    TOTAL ASSETS                                                                                  $ 759,513    $ 611,845
                                                                                                  =========    =========
Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                                                               $ 185,174    $  88,118
   Accrued payroll and benefits                                                                      22,635       36,344
   Accrued expenses                                                                                  42,063       42,519
   Current maturities of long-term debt                                                                 854        1,113
   Current maturities of obligations under capital leases                                               913        1,797
   Income taxes payable                                                                                   -       13,531
                                                                                                  ---------    ---------
    Total current liabilities                                                                       251,639      183,422
                                                                                                  ---------    ---------
Long-term debt, less current maturities                                                             262,054      170,703
Obligations under capital leases, less current maturities                                               365        1,013
Other long-term liabilities                                                                          10,040       17,223
                                                                                                  ---------    ---------
    TOTAL LIABILITIES                                                                               524,098      372,361
                                                                                                  ---------    ---------
Shareholders' equity:
   Preferred Stock - authorized 5,000,000 shares at $0.01 par value; no shares issued                     -            -
   Common Stock - authorized 40,000,000 shares at $0.01 par value; issued shares
    of 13,476,344 and 13,055,740 at October 30, 2004 and January 31, 2004, respectively                 135          131
   Class A Common Stock - authorized 20,000,000 shares at $0.01 par value; issued and outstanding shares of 2,951,490 and 2,989,853 at October 30, 2004 and January 31,
    2004, respectively                                                                                   30           30
   Treasury stock, at cost - shares of 337,800 at October 30, 2004 and January 31, 2004              (1,387)      (1,387)
   Additional paid-in-capital                                                                       118,283      114,687
   Deferred compensation                                                                               (544)        (136)
   Accumulated other comprehensive loss                                                                (676)      (1,298)
   Retained earnings                                                                                119,574      127,457
                                                                                                  ---------    ---------
    TOTAL SHAREHOLDERS' EQUITY                                                                      235,415      239,484
                                                                                                  ---------    ---------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                    $ 759,513    $ 611,845
                                                                                                  =========    =========

  The accompanying notes are an integral part of these consolidated statements.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             THIRTEEN                      THIRTY-NINE
                                                            WEEKS ENDED                    WEEKS ENDED
                                                   ----------------------------    ----------------------------
(In thousands except share and per share data)      October 30,     November 1,     October 30,     November 1,
(Unaudited)                                            2004            2003            2004            2003
---------------------------------------------      ------------    ------------    ------------    ------------
Net sales                                          $    297,798    $    180,417    $    847,079    $    474,656
Other income, net                                           906             619           2,942           1,709
                                                   ------------    ------------    ------------    ------------
                                                        298,704         181,036         850,021         476,365
                                                   ------------    ------------    ------------    ------------
Costs and expenses:
     Costs of merchandise sold                          185,055         113,313         530,723         298,551
     Selling, general and administrative                105,645          61,690         300,430         162,664
     Depreciation and amortization                        5,707           7,330          19,505          17,217
                                                   ------------    ------------    ------------    ------------
Income (loss) from operations                             2,297          (1,297)           (637)         (2,067)
Interest expense, net                                     3,489           1,437          10,057           3,983
                                                   ------------    ------------    ------------    ------------
Loss before income taxes                                 (1,192)         (2,734)        (10,694)         (6,050)
Income tax provision (benefit)                             (447)         (1,032)         (4,010)         (2,258)
                                                   ------------    ------------    ------------    ------------
NET LOSS                                           $       (745)   $     (1,702)   $     (6,684)   $     (3,792)
                                                   ============    ============    ============    ============
PER SHARE AMOUNTS -
     BASIC:
          Net loss                                 $      (0.05)   $      (0.11)   $      (0.42)   $      (0.25)
                                                   ============    ============    ============    ============
     BASIC WEIGHTED AVERAGE SHARES OUTSTANDING       15,999,908      15,062,566      15,887,321      15,031,138

     DILUTED:
          Net loss                                 $      (0.05)   $      (0.11)   $      (0.42)   $      (0.25)
                                                   ============    ============    ============    ============
     DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING     15,999,908      15,062,566      15,887,321      15,031,138

  The accompanying notes are an integral part of these consolidated statements.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                THIRTY-NINE
                                                                                WEEKS ENDED
                                                                          ------------------------
(In thousands)                                                            October 30,  November 1,
(Unaudited)                                                                   2004        2003
--------------                                                            -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                   $  (6,684)   $  (3,792)
Adjustments to reconcile net loss to net cash used in
   operating activities:
       Depreciation and amortization                                          19,505       17,217
       Bad debt provision                                                      2,369        1,413
       Net transfers of receivables to accounts receivable facility           (7,500)     (17,600)
       Other                                                                   3,990        7,003
Changes in operating assets and liabilities, net                             (85,596)     (12,217)
                                                                           ---------    ---------
                    Net cash used in operating activities                    (73,916)      (7,976)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                  (24,065)      (9,444)
       Acquisition, net of cash acquired                                           -      (97,485)
       Proceeds from sale of property, fixtures and equipment                     12        1,310
                                                                           ---------    ---------
                    Net cash used in investing activities                    (24,053)    (105,619)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on long-term debt and capital lease obligations             (372,992)    (188,947)
       Proceeds from issuance of long-term debt                              462,553      301,192
       Issuance of common stock                                                    -        6,500
       Common stock repurchased                                                    -         (254)
       Cash dividends paid                                                    (1,197)        (757)
       Stock options exercised                                                 2,101          387
       Deferred financing costs paid                                            (448)      (7,839)
       Increase in bank overdraft balances                                     6,698        8,758
                                                                           ---------    ---------
                    Net cash provided by financing activities                 96,715      119,040

                    Net (decrease) increase in cash and cash equivalents      (1,254)       5,445

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              19,890       16,796
                                                                           ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  18,636    $  22,241
                                                                           =========    =========
SUPPLEMENTAL CASH FLOW INFORMATION:
       Interest paid                                                       $   7,014    $   5,649
       Net income taxes paid (refunded)                                    $  14,214    $  (5,870)

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

      The following table illustrates the effect on net loss if the fair-value-based method had been applied to all unvested awards in each period:

                                                              THIRTEEN                   THIRTY-NINE
                                                             WEEKS ENDED                 WEEKS ENDED
                                                       -----------------------    -------------------------
                                                       October 30,  November 1,   October 30,   November 1,
                                                           2004        2003           2004          2003
                                                       -----------  ----------    -----------   ----------
Net loss, as reported                                   $    (745)  $  (1,702)     $  (6,684)    $  (3,792)
Deduct: Total stock-option-based
  employee compensation expense
  determined under fair-value-based methods
  for all awards, net of related tax effects                  (97)        (83)          (185)         (249)
                                                        ---------   ---------      ---------     ---------
Pro forma net loss                                      $    (842)  $  (1,785)     $  (6,869)    $  (4,041)
                                                        =========   =========      =========     =========

Loss per share

                Basic   As reported                     $   (0.05)  $   (0.11)     $   (0.42)    $   (0.25)
                        Pro forma                           (0.05)      (0.12)         (0.43)        (0.27)

                Diluted As reported                     $   (0.05)  $   (0.11)     $   (0.42)    $   (0.25)
                        Pro forma                           (0.05)      (0.12)         (0.43)        (0.27)

      All stock options impacting the periods in the above table were issued with an option exercise price equal to the per-share market price at the date of grant. The Company used the Black-Scholes option pricing model to calculate the fair value of the stock options at the grant date.

      On March 31, 2004, the FASB issued its exposure draft, "Share-Based Payment," which is a proposed amendment to SFAS No. 123. Generally, the approach in the exposure draft is similar to the approach described in SFAS No. 123; however, the exposure draft would require all share-based payments to employees, including grants of employee stock options, to be recognized in the Company's income statement based on their fair values. There are a number of issues that are not resolved in the exposure draft, including the final methodology for calculating fair value. The FASB expects to issue a final standard late in 2004 that would be effective for interim and annual periods beginning after June 15, 2005. The pro forma impact of the adoption of SFAS No. 123 on the Company's historical financial statements is included in these notes to consolidated financial statements. The Company expects to continue to grant stock-based compensation to employees. The impact of the new standard, when and if issued, may have a material adverse impact on our future results of operations.

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

                                          THIRTEEN                    THIRTY-NINE
                                         WEEKS ENDED                  WEEKS ENDED
                                  --------------------------    -------------------------
                                  October 30,    November 1,    October 30,   November 1,
                                     2004           2003           2004          2003
                                  -----------    -----------    -----------   -----------
Basic calculation
Effect of dilutive shares ---     15,999,908     15,062,566     15,887,321     15,031,138
     Restricted Shares                     -              -              -              -
     Options                               -              -              -              -
                                  ----------     ----------     ----------     ----------
Diluted calculation               15,999,908     15,062,566     15,887,321     15,031,138
                                  ==========     ==========     ==========     ==========

      The following securities were antidilutive and, therefore, were not included in the computation of diluted earnings per share amounts for the periods indicated:

                                        THIRTEEN                THIRTY-NINE
                                       WEEKS ENDED              WEEKS ENDED
                                 -----------------------   ------------------------
                                 October 30,  November 1,  October 30,  November 1,
                                    2004         2003          2004        2003
                                 -----------  -----------  -----------  -----------
Antidilutive shares ---
     Restricted Shares              90,348      150,529       76,949      142,098
     Options                       559,812      920,382      609,459      937,057

      Certain securities were excluded from the computation of dilutive shares due to the Company's net loss position in the thirteen weeks and thirty-nine weeks ended October 30, 2004 and November 1, 2003. The following table shows the approximate effect of dilutive securities had the Company reported a profit for these periods:

                                              THIRTEEN                   THIRTY-NINE
                                             WEEKS ENDED                 WEEKS ENDED
                                      -------------------------   ------------------------
                                      October 30,   November 1,   October 30,   November 1,
                                         2004          2003          2004          2003
                                      ----------    -----------   -----------   -----------
Effect of dilutive securities ---
     Restricted Shares                   65,229       121,629        63,492       104,167
     Options                            219,724       329,366       282,944       184,309

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

4.    EXIT OR DISPOSAL ACTIVITIES

      Effective July 31, 2004, the Company closed its Pottstown, Pennsylvania store. Pre-tax charges related to this store closure of $1,721 and $4, reflected within selling, general and administrative expenses, were recorded during the thirteen weeks ended July 31, 2004 and October 30, 2004, respectively.

      An agreement was entered into amending the lease termination date to July 31, 2004 from January 28, 2012, requiring the Company to pay a fee of $1,600. The remaining costs relate to severance and logistics. Following is a reconciliation of accruals related to this store closure:

                                                                       Balance at
                                     Fiscal 2004     Fiscal 2004       October 30,
                                       Charges        Payments            2004
                                     -----------     -----------       -----------
Lease termination fee                  $ 1,600         $(1,600)         $       -
Associate termination benefits              29             (29)                 -
Other closing costs                         96             (96)                 -
                                       -------         -------          ---------
     Total                             $ 1,725         $(1,725)         $       -
                                       =======         =======          =========

5.    ACQUISITION PURCHASE ACCOUNTING

      Effective October 24, 2003, the Company acquired The Elder-Beerman Stores Corp. ("Elder-Beerman"). During the thirteen weeks ended October 30, 2004, the Company made its final purchase accounting allocations in accordance with SFAS No. 141, "Business Combinations." The Company obtained third party appraisals in order to determine the valuation of lease interests, trademarks and customer lists, which resulted in an increase in intangible assets of $4,096. There was a reduction in other assets of $1,699 related primarily to the write-off of capitalized costs relative to certain Elder-Beerman leases. Accrued expenses and other long-term liabilities decreased by $6,924, primarily due to the elimination of deferred rent associated with certain Elder-Beerman leases. Property, fixtures and equipment decreased by $12,101, largely as a result of the impact of the other final purchase price allocation adjustments based on the negative goodwill associated with the Elder-Beerman acquisition. In addition, deferred income tax assets increased by $2,429 based on the tax effect of the final allocation adjustments noted above.

      Intangible assets of $4,096 are comprised of the following items: Lease interests that relate to below-market-rate leases of $3,494 and trademarks and customer lists totaling $602. The lease interests, trademarks and customer lists were assigned amortization lives of five to twenty years, three years and three years, respectively.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

6.    INTEGRATION ACTIVITIES

      In connection with the acquisition of Elder-Beerman, the Company developed integration plans resulting in involuntary terminations, employee relocations, and lease and other contract terminations. The liability for involuntary termination benefits covers approximately three hundred employees, primarily in general and administrative and merchandising functions. The Company expects to pay the balance of involuntary termination benefits and employee relocations by the end of the first fiscal quarter of 2005, while the liability for the terminated leases will be paid over the remaining contract periods (through
2030). Other contract terminations have been fully paid as of October 30, 2004. Liabilities recognized in connection with the acquisition and integration activity to date are as follows:

                                          Involuntary                       Lease and
                                          Termination      Employee       Other Contract
                                            Benefits      Relocation       Termination           Total
                                          -----------     ----------      --------------       --------
Liability established in preliminary
   purchase accounting                      $  5,571       $  1,637          $  3,053          $ 10,261
Payments during fiscal 2003                        -            (26)                -               (26)
                                            --------       --------          --------          --------
       Balance at January 31, 2004             5,571          1,611             3,053            10,235
Final purchase accounting
   adjustments                                  (411)           290                 -              (121)
Payments during fiscal 2004                   (3,277)        (1,435)           (1,876)           (6,588)
                                            --------       --------          --------          --------
       Balance at October 30, 2004          $  1,883       $    466          $  1,177          $  3,526
                                            ========       ========          ========          ========

7.    SALE OF RECEIVABLES

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

      As of October 30, 2004 and January 31, 2004, credit card receivables were sold under the securitization agreement in the amount of $220,988 and $228,488, respectively, and the Company had subordinated interests of $79,594 and $96,755, respectively, related to the amounts sold that were included in the accompanying Consolidated Balance Sheets as retained interest in trade receivables. The Company accounts for its subordinated interest in the receivables in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company has not recognized any unrealized gains or losses on its subordinated interest, as the current carrying value of customer revolving charge accounts receivable is a reasonable estimate of fair value and average interest rates approximate current market origination rates. Subordinated interests as of October 30, 2004 and January 31, 2004 included restricted cash of $5,303 and $5,998, respectively, required pursuant to terms of the Company's accounts receivable facility agreement.

      New receivables are sold on a continual basis to replenish each investor's respective level of participation in receivables that have been repaid by credit card holders.

      The Company recognized securitization income of $2,070 and $1,897 on securitization of credit card receivables during the thirteen weeks ended October 30, 2004 and November 1, 2003, respectively and $7,248 and $6,315 during the thirty-nine weeks ended October 30, 2004 and November 1, 2003, respectively. This income is reported as a component of selling, general and administrative expenses.

      The Company recognized servicing fees, which it reported as a component of selling, general and administrative expenses, of $1,078 and $666 for the thirteen weeks ended October 30, 2004 and November 1, 2003, respectively and $3,212 and $2,043 for the thirty-nine weeks ended October 30, 2004 and November 1, 2003, respectively. As of October 30, 2004, $8,772 of the total managed credit card receivables were sixty-one days or more past due. Net credit losses on the total managed credit card receivables were $3,474 and $1,995 for the thirteen weeks ended October 30, 2004 and November 1, 2003, respectively and $10,372 and $5,713 for the thirty-nine weeks ended October 30, 2004 and November 1, 2003, respectively.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

8.    COMPREHENSIVE LOSS

      Comprehensive loss was determined as follows:

                                                  THIRTEEN                    THIRTY-NINE
                                                 WEEKS ENDED                  WEEKS ENDED
                                          --------------------------    --------------------------
                                          October 30,    November 1,    October 30,    November 1,
                                             2004           2003           2004           2003
                                          -----------    -----------    -----------    -----------
Net loss                                    $  (745)       $(1,702)       $(6,684)       $(3,792)
Other comprehensive income (loss):
    Cash flow hedge derivative income
      (loss), net of tax                        100           (120)           622            437
                                            -------        -------        -------        -------
Comprehensive loss                          $  (645)       $(1,822)       $(6,062)       $(3,355)
                                            =======        =======        =======        =======

9.    STOCK REPURCHASES

      On February 7, 2002, the Company announced a stock repurchase program authorizing the purchase of up to $2,500 of the Company's Common Stock from time to time. No shares were purchased during the thirty-nine weeks ended October 30, 2004. Since February 7, 2002, the Company purchased 337,800 shares at a cost of $1,387 pursuant to this stock purchase program. Treasury stock is accounted for using the cost method.

10.   SUBSEQUENT EVENTS

      On December 1, 2004, the Company announced a quarterly cash dividend of $0.025 per share on Class A Common Stock and Common Stock, payable January 15, 2005 to shareholders of record as of January 1, 2005.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      For purposes of the following discussions, all references to "third quarter of 2004" and "third quarter of 2003" are to the thirteen-week fiscal periods ended October 30, 2004 and November 1, 2003, respectively, of The Bon-Ton Stores, Inc. (the "Company"). All references to "fiscal 2004" and "fiscal 2003" are to the twelve months ending January 29, 2005 and January 31, 2004, respectively.

                                    OVERVIEW

      The Company is a traditional department store retailer with a 106-year history of providing quality merchandise to its customers in secondary markets. On October 24, 2003, the Company acquired The Elder-Beerman Stores Corp. ("Elder-Beerman"), nearly doubling its number of stores and adding 5.7 million square feet of retail space. As a result of the acquisition, the Company operates 139 department stores and two furniture stores in sixteen states, from the Northeast to the Midwest, under the Bon-Ton and Elder-Beerman names. The stores carry a broad assortment of quality brand-name and private label fashion apparel and accessories for women, men and children, as well as distinctive cosmetics and home furnishings. The Company's strategy is to profitably sell merchandise by providing its customers with differentiated fashion merchandise at compelling value in the secondary markets the Company serves.

      The Company's revenues are generated through sales in existing stores and through sales from new stores opened through expansion and acquisition. During the thirty-nine weeks ended October 30, 2004, the Company's total sales increased 78.5% to $847.1 million, including $393.5 million from the acquired Elder-Beerman stores, compared to $474.7 million for the same period last year. The thirty-nine weeks of 2003 included sales of $15.3 million for the Elder-Beerman stores during the nine-day period from October 24, 2003 through November 1, 2003. Comparable store sales during the thirty-nine weeks ended October 30, 2004, which do not include Elder-Beerman stores, decreased 1.9% from the comparable period in fiscal 2003.

      The retail industry is highly competitive, as evidenced by the Company's comparable store sales decreases during the first three quarters of fiscal 2004. The Company anticipates these competitive pressures and challenges will continue in the future. As a result, the Company plans to continue its highly promotional posture and emphasis on offering a wide range of value. Additionally, expansion of the Company's private labels and growth of exclusive brands support its strategy of product differentiation and provide opportunity for increased sales and higher gross margin.

      The Company's ongoing challenge in 2004 is the successful integration of the two companies into one business unit and ensuring that the combined organization remains a stable financial performer. Decreases in sales volume and a highly promotional retail environment are being addressed with the finalization of the Company's vendor matrix, product assortment and inventory levels, supported by strong Company-wide marketing efforts. Results for the first three quarters of fiscal 2004 were positively impacted by synergies realized which exceed the integration expenses incurred during the period; achieving these synergies on an ongoing basis will be critical to the Company's success. Of equal importance is expediting the Company's systems integration efforts; the majority of the Company's capital expenditures in 2004 are being directed towards strategic systems

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

improvements. As a result of the acquisition, the Company has increased its debt levels and, accordingly, its exposure to interest rate fluctuations.

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

                              RESULTS OF OPERATIONS

      The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

                                                                THIRTEEN                               THIRTY-NINE
                                                               WEEKS ENDED                             WEEKS ENDED
                                                        ----------------------------            ---------------------------
                                                        October 30,      November 1,            October 30,     November 1,
                                                           2004              2003                 2004             2003
                                                        -----------      -----------            -----------     -----------
Net sales                                                  100.0%           100.0%                100.0%           100.0%
Other income, net                                            0.3              0.3                   0.3              0.4
                                                           -----            -----                 -----            -----
                                                           100.3            100.3                 100.3            100.4
                                                           -----            -----                 -----            -----
Costs and expenses:
      Costs of merchandise sold                             62.1             62.8                  62.7             62.9
      Selling, general and administrative                   35.5             34.2                  35.5             34.3
      Depreciation and amortization                          1.9              4.1                   2.3              3.6
                                                           -----            -----                 -----            -----
Income (loss) from operations                                0.8             (0.7)                 (0.1)            (0.4)
Interest expense, net                                        1.2              0.8                   1.2              0.8
                                                           -----            -----                 -----            -----
Loss before income taxes                                    (0.4)            (1.5)                 (1.3)            (1.3)
Income tax provision (benefit)                              (0.2)            (0.6)                 (0.5)            (0.5)
                                                           -----            -----                 -----            -----
Net loss                                                    (0.3)%           (0.9)%                (0.8)%           (0.8)%
                                                           =====            =====                 =====            =====

THIRTEEN WEEKS ENDED OCTOBER 30, 2004 COMPARED TO THIRTEEN WEEKS ENDED NOVEMBER 1, 2003

      NET SALES. Net sales for the third quarter of 2004 were $297.8 million, reflecting an increase of $117.4 million, or 65.1%, from the same period last year. The third quarter of 2004 includes net sales of $137.7 million generated by the acquired Elder-Beerman stores. The third quarter of 2003 included net sales of $15.3 million for the Elder-Beerman stores during the nine-day period from October 24, 2003 through November 1, 2003. Comparable store sales, which exclude the impact of Elder-Beerman stores, the Latham, New York store (opened in 2003) and the recently closed Pottstown, Pennsylvania store, decreased 3.1% in the third quarter of 2004.

      Business families recording comparable store sales increases in the third quarter of 2004 were Home, Cosmetics and Women's Clothing (Misses Sportswear). The favorable results in Home resulted from adopting various merchandising initiatives from Elder-Beerman. One of these initiatives is based on the success of Elder-Beerman's furniture department in driving sales growth; furniture galleries

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

were opened in five Bon-Ton stores in the second quarter of 2004. In addition, Home continued to benefit from products added to the assortment in the first quarter of 2004. Cosmetics continued to benefit from a new product launch that occurred in the first quarter of 2004. Customers responded favorably to the Company's fall offerings in Women's Clothing (Misses Sportswear). The weakest categories were in apparel: Women's Clothing (Coats and Dresses), Men's, Juniors and Children's. The Company remains focused on product differentiation, appropriate levels of key items and an aggressive marketing campaign for the holiday selling season.

      Elder-Beerman sales are not included in the Company's reported comparable store sales. The following is provided for informational purposes only:
Elder-Beerman comparable store sales for the thirteen weeks ended October 30, 2004 decreased 4.8% and, for Elder-Beerman and Bon-Ton combined, comparable store sales for the thirteen weeks ended October 30, 2004 decreased 3.9%.

      OTHER INCOME, NET. Net other income, principally income from leased departments, was $0.9 million, or 0.3% of net sales, in the third quarter of 2004 compared to $0.6 million, or 0.3% of net sales, in the third quarter of 2003. The increase of $0.3 million primarily reflects income from the leased departments in the Elder-Beerman stores.

      COSTS AND EXPENSES. Gross margin was $112.7 million for the third quarter of 2004 compared to $67.1 million for the same period last year, an increase of $45.6 million. Gross margin as a percentage of net sales increased 0.7 percentage point to 37.9% for the third quarter of 2004 from 37.2% for the same period last year. The increase in gross margin rate resulted primarily from an increase in the cumulative markup percentage. The increase in gross margin dollars for the third quarter of 2004 was due to the inclusion of Elder-Beerman operations.

      Selling, general and administrative expenses for the third quarter of 2004 were $105.6 million compared to $61.7 million for the third quarter of 2003, reflecting an increase of $44.0 million. The third quarter of 2004 included $39.4 million of incremental Elder-Beerman selling, general and administrative expenses. Selling, general and administrative expenses increased due to integration costs, professional services related to new corporate governance requirements, and increases in advertising and expenses related to the accounts receivable securitization facility. The current year expense rate increased 1.3 percentage points to 35.5% of net sales, compared to 34.2% for the same period last year.

      Depreciation and amortization in the third quarter of 2004 was $5.7 million, a decrease of $1.6 million compared to $7.3 million in the third quarter of 2003. This decrease reflects an asset impairment charge of $2.3 million recorded in the third quarter of 2003 for duplicate information systems, partially offset by the depreciation on the acquired Elder-Beerman assets and recent capital expenditures.

      INCOME (LOSS) FROM OPERATIONS. Income from operations in the third quarter of 2004 was $2.3 million, or 0.8% of net sales, compared to a loss of $1.3 million, or 0.7% of net sales, in the third quarter of 2003.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

      INTEREST EXPENSE, NET. Net interest expense was $3.5 million, or 1.2% of net sales, in the third quarter of 2004 compared to $1.4 million, or 0.8% of net sales, in the third quarter of 2003. The $2.1 million increase primarily reflects additional interest expense of $1.6 million on borrowings required to fund the acquisition and operations of Elder-Beerman and increased financing fees expense of $0.4 million associated with the acquisition financing.

      INCOME TAX PROVISION (BENEFIT). The effective tax rate decreased 0.2 percentage point to 37.5% in the third quarter of 2004 from 37.7% in the third quarter of 2003.

      NET LOSS. Net loss in the third quarter of 2004 was $0.7 million, or 0.3% of net sales, compared to $1.7 million, or 0.9% of net sales, in the third quarter of 2003.

THIRTY-NINE WEEKS ENDED OCTOBER 30, 2004 COMPARED TO THIRTY-NINE WEEKS ENDED NOVEMBER 1, 2003

      For purposes of the following discussions, all references to "2004" and "2003" are to the Company's thirty-nine week periods ended October 30, 2004 and November 1, 2003, respectively.

      NET SALES. Net sales for 2004 were $847.1 million, reflecting an increase of $372.4 million, or 78.5%, from the same period last year. 2004 included net sales of $393.5 million generated by the acquired Elder-Beerman stores. 2003 net sales included $15.3 million for the Elder-Beerman stores during the nine-day period from October 24, 2003 through November 1, 2003. Comparable store sales, which exclude the impact of Elder-Beerman stores, the Latham, New York store (opened in 2003) and the recently closed Pottstown, Pennsylvania store, decreased 1.9% in 2004.

      Business families recording comparable store sales increases in 2004 were Home, Cosmetics, Shoes, Women's Clothing (Misses Sportswear) and Accessories. The favorable results in Home resulted from adopting various merchandising initiatives from Elder-Beerman. One of these initiatives is based on the success of Elder-Beerman's furniture department in driving sales growth; furniture galleries were opened in five Bon-Ton stores in 2004. In addition, Home continued to benefit from products added to the assortment in the first quarter of 2004. A new product launch in Cosmetics that occurred in the first quarter of 2004 continues to generate sales increases in that category. A change in merchandise presentation in Shoes to an open sell, or self-serve, layout aided that category in delivering sales increases. Customers responded favorably to the Company's fall offerings in Women's Clothing (Misses Sportswear). Colorful, trend-right merchandise in Accessories drove sales increases. The weakest categories were in apparel: Women's Clothing (Dresses and Coats), Men's, Junior's and Children's. The Company remains focused on product differentiation, appropriate levels of key items and an aggressive marketing campaign for the holiday selling season.

      Elder-Beerman sales were not included in the Company's reported comparable store sales. The following is provided for informational purposes only:
Elder-Beerman comparable store sales for 2004 decreased 3.4% and, for Elder-Beerman and Bon-Ton combined, comparable store sales for 2004 decreased 2.6%.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

      OTHER INCOME, NET. Net other income, principally income from leased departments, was $2.9 million, or 0.3% of net sales, in 2004 compared to $1.7 million, or 0.4% of net sales, in 2003. The increase of $1.2 million primarily reflects income from the leased departments in the Elder-Beerman stores.

      COSTS AND EXPENSES. Gross margin was $316.4 million for 2004 compared to $176.1 million for the same period last year, an increase of $140.3 million. Gross margin as a percentage of net sales increased 0.2 percentage point to 37.3% for 2004 from 37.1% for the same period last year. The increase in gross margin rate resulted primarily from an increase in the cumulative markup percentage, partially offset by the inclusion of Elder-Beerman sales at a lower gross margin rate. The increase in gross margin dollars for 2004 was primarily due to the inclusion of Elder-Beerman operations.

      Selling, general and administrative expenses for 2004 were $300.4 million compared to $162.7 million for 2003, reflecting an increase of $137.8 million. 2004 selling, general and administrative expenses included $121.6 million of incremental Elder-Beerman expenses. Selling, general and administrative expenses for 2004 included a $1.7 million charge associated with the closing of the Company's Pottstown, Pennsylvania store, while 2003 selling, general and administrative expenses reflect a $0.9 million gain on the sale of the Company's Harrisburg, Pennsylvania distribution center. In addition, 2004 selling, general and administrative expenses increased over 2003 due to integration costs, professional services related to new corporate governance requirements, and increases in advertising and expenses related to the accounts receivable securitization facility. The current year expense rate increased 1.2 percentage points to 35.5% of net sales, compared to 34.3% for the same period last year.

      Depreciation and amortization in 2004 was $19.5 million, an increase of $2.3 million compared to $17.2 million in 2003. The increase primarily reflects depreciation on the acquired Elder-Beerman assets and recent capital expenditures, partially offset by an asset impairment charge of $2.3 million recorded in the third quarter of 2003 for duplicate information systems.

      LOSS FROM OPERATIONS. Loss from operations in 2004 was $0.6 million, or 0.1% of net sales, compared to $2.1 million, or 0.4% of net sales, in 2003.

      INTEREST EXPENSE, NET. Net interest expense was $10.1 million, or 1.2% of net sales, in 2004 compared to $4.0 million, or 0.8% of net sales, in 2003. The $6.1 million increase primarily reflects additional interest expense of $3.9 million on borrowings required to fund the acquisition and operations of Elder-Beerman and increased financing fees expense of $2.1 million associated with the acquisition financing.

      INCOME TAX PROVISION (BENEFIT). The effective tax rate increased 0.2 percentage point to 37.5% in 2004 from 37.3% in 2003.

      NET LOSS. Net loss in 2004 was $6.7 million, or 0.8% of net sales, compared to $3.8 million, or 0.8% of net sales, in 2003.

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

      The Company does not believe inflation had a material effect on operating results during the thirty-nine weeks ended October 30, 2004 and November 1, 2003. However, there can be no assurance that the Company's business will not be affected by inflationary adjustments in the future.

                         LIQUIDITY AND CAPITAL RESOURCES

      The following table summarizes material measures of the Company's liquidity and capital resources:

                                                             October 30,      November 1,
(Dollars in millions)                                           2004             2003
---------------------                                           ----             ----
Working capital                                              $  304.5        $  269.4

Current ratio                                                  2.21:1          1.77:1

Debt to total capitalization (debt plus equity)                0.53:1          0.60:1

Unused availability under revolving credit facility          $   58.6        $  104.6

      The Company's primary sources of working capital are cash flows from operations, borrowings under its revolving credit facility and proceeds from its accounts receivable securitization facility. The Company had working capital of $304.5 million and $269.4 million at October 30, 2004 and November 1, 2003, respectively. The increase in working capital for fiscal 2004 as compared to the prior year principally reflects an increase in inventory and payment of accrued benefit liabilities assumed in connection with the acquisition of Elder-Beerman.

      The debt to total capitalization ratio decreased in fiscal 2004 from fiscal 2003, reflecting the January 2004 conversion of Elder-Beerman's on-balance-sheet accounts receivable facility to the consolidated, off-balance-sheet accounts receivable securitization facility. For informational purposes only, the fiscal 2003 debt to total capitalization ratio, restated to reflect conversion of the Elder-Beerman accounts receivable facility to the consolidated off-balance-sheet accounts receivable securitization facility, was 0.52:1.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

      For the thirty-nine weeks ended October 30, 2004, net cash used in operating activities was $73.9 million compared to $8.0 million for the comparable period last year. The increase in net cash used in operating activities primarily reflects a larger net loss, increases in inventory and income tax payments, and payment of accrued benefit liabilities assumed in connection with the acquisition of Elder-Beerman. Prior year cash flows reflect the net cash used in operating activities for only nine days of the acquired Elder-Beerman operations.

      Net cash used in investing activities was $24.1 million for the thirty-nine weeks ended October 30, 2004 compared to $105.6 million for the comparable period last year. Current year capital expenditures were $14.6 million higher than last year; 2003 capital expenditures reflect only nine days of the acquired Elder-Beerman operations. Prior year expenditures include $97.5 million used for the acquisition of Elder-Beerman, partially offset by $1.3 million from the sale of the Harrisburg distribution center.

      Net cash provided by financing activities was $96.7 million for the thirty-nine weeks ended October 30, 2004 compared to $119.0 million for the comparable period of 2003. The decrease in net cash provided by financing activities principally reflects the 2004 conversion of Elder-Beerman's on-balance-sheet accounts receivable facility to the consolidated, off-balance-sheet accounts receivable securitization facility, partially offset by an increase in borrowings on the revolving credit facility. Prior year cash flows reflect only nine days of the acquired Elder-Beerman operations.

      In October 2003, the Company amended and restated its revolving credit facility agreement. The agreement provides a line of credit of $300.0 million and provided a term loan in the amount of $25.0 million. In June 2004 the Company reduced, to $19.0 million, the related term loan. The current agreement expires in October 2007. The revolving credit facility interest rate, based on LIBOR or an index rate plus an applicable margin, and fee charges are determined by a formula based upon the Company's borrowing availability. The term loan interest rate is based on an index rate plus an applicable margin. Total borrowings under the revolving credit facility agreement, inclusive of the term loan, were $244.0 million and $152.0 million at October 30, 2004 and January 31, 2004, respectively.

      In January 2004, the Company entered into a new off-balance-sheet accounts receivable facility. This agreement has a funding limit of $250.0 million and was scheduled to expire in October 2004. During October 2004, this agreement was amended to extend the expiration date from October 2004 to October 2005. Availability under the accounts receivable facility is calculated based on the dollar balance and performance of the Company's proprietary credit card portfolio. At October 30, 2004 and January 31, 2004, accounts receivable totaling $221.0 million and $228.5 million, respectively, were sold under the accounts receivable facility.

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

      The accounts receivable facility and revolving credit facility agreements expire in October 2005 and October 2007, respectively. The Company anticipates that it will be able to renew or replace these agreements with agreements of substantially comparable terms. Failure to renew or replace these agreements on substantially comparable terms would have a material adverse effect on the Company's financial condition.

      The Company paid a quarterly cash dividend of $0.025 per share on Class A Common Stock and Common Stock to shareholders on each of April 15, 2004, July 15, 2004 and October 15, 2004 for shareholders of record as of April 1, 2004, July 1, 2004 and October 1, 2004, respectively. Additionally, the Company declared a quarterly cash dividend of $0.025 per share, payable January 15, 2005 to shareholders of record as of January 1, 2005. The Company's Board of Directors will consider dividends in subsequent periods as it deems appropriate.

      The Company currently anticipates its capital expenditures for fiscal 2004 will total approximately $32.0 million. Of this amount, approximately $18.2 million is budgeted for the integration of the Elder-Beerman point-of-sale system into Bon-Ton stores and information system enhancements. The remainder will be directed towards remodeling some of the Company's existing stores and general operations. No new stores are planned for the remainder of fiscal 2004.

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

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

                         OFF-BALANCE SHEET ARRANGEMENTS

      The Company engages in securitization activities involving the Company's proprietary credit card portfolio as a source of funding. Off-balance sheet proprietary credit card securitizations provide a significant portion of the Company's funding and are one of its primary sources of liquidity. At October 30, 2004, off-balance sheet securitized receivables represented 45.7% of the Company's funding. Gains and losses from securitizations are recognized in the Consolidated Statements of Operations when the Company relinquishes control of the transferred financial assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125" ("SFAS No. 140"), and other related pronouncements. The gain or loss on the sale of financial assets depends in part on the previous carrying amount of the assets involved in the transfer, allocated between the assets sold and the retained interests based upon their respective fair values at the date of sale. Based on the term of the securitization agreement (less than one year) and the fact that the credit card receivables that comprise the retained interests are short-term in nature, the Company has classified its retained interests as a current asset.

      The Company sells undivided percentage ownership interests in certain of its credit card accounts receivable to unrelated third-parties under a $250.0 million accounts receivable securitization facility. The unrelated third-parties, referred to as the conduit, have purchased a $221.0 million interest in the accounts receivable under this facility at October 30, 2004. The Company is responsible for servicing these accounts, retains a servicing fee and bears the risk of non-collection (limited to its retained interests in the accounts receivable). Associated off-balance-sheet assets and related debt were $221.0 million at October 30, 2004 and $228.5 million at January 31, 2004. Upon the facility's termination, the conduit would be entitled to all cash collections on the accounts receivable until its investment ($221.0 million at October 30, 2004) and accrued discounts are repaid. Accordingly, upon termination of the facility, the assets of the facility would not be available to the Company until all amounts due to the conduit have been paid in full.

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

      The allowance for doubtful accounts and sales returns was $6.7 million and $6.3 million as of October 30, 2004 and January 31, 2004, respectively.

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

      As is currently the case with many companies in the retail industry, the Company's LIFO calculations have yielded inventory increases in recent years due to deflation reflected in price indices used. This is the result of the LIFO method whereby merchandise sold is valued at the cost of more recent inventory purchases (which the deflationary indices indicate to be lower), resulting in the general inventory on-hand being carried at the older, higher costs. Given these higher values and the promotional retail environment, the Company reduced the carrying value of its LIFO inventories to net realizable value (NRV). These reductions totaled $16.1 million at October 30, 2004. Inherent in

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

these NRV assessments are significant management judgments and estimates regarding future merchandise selling costs and pricing. Should these estimates prove to be inaccurate, the Company may have overstated or understated its inventory carrying value. In such cases, operating income would ultimately be impacted.

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

      In connection with the acquisition of Elder-Beerman, the Company acquired federal and state net operating loss carry-forwards of approximately $75.9 million and $195.8 million, respectively, which are available to offset future federal and state taxable income -- subject to certain limitations imposed by
Section 382 of the Internal Revenue Code ("Section 382"). These net operating losses will expire at various dates beginning in fiscal 2009 through fiscal 2022. In addition, pursuant to the acquisition of Elder-Beerman, the Company acquired alternative minimum tax credits and general business credits in the amount of $2.1 million and $0.6 million, respectively. Both credits are also subject to the limitations imposed by Section 382. The alternative minimum tax credits are available indefinitely, and the general business credits expire beginning in fiscal 2007 through fiscal 2008.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

      Net deferred tax assets were $30.5 million and $33.1 million as of October 30, 2004 and January 31, 2004, respectively. Pursuant to the acquisition of Elder-Beerman, the Company recorded $86.6 million of net deferred tax assets. The Company's ability to utilize these assets will be limited by Section 382. As part of purchase accounting, a valuation allowance of $47.7 million was established against these deferred tax assets. As of October 30, 2004, $47.3 of this valuation allowance remains; $7.6 million and $39.7 million of this valuation allowance has been classified as current and long-term, respectively, pursuant to requirements of SFAS No. 109, "Accounting for Income Taxes." In assessing the realizability of the deferred tax assets, the Company considered whether it is more-likely-than-not that the deferred tax assets, or a portion thereof, will not be realized. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and the limitations of Section 382 in making this assessment. As a result, the Company concluded that a valuation allowance against a portion of the net deferred tax assets was appropriate. If actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to adjust its valuation allowance, which could materially impact its financial position and results of operations.

      Legislative changes currently proposed by certain states in which the Company operates could have a materially adverse impact on future operating results of the Company. These legislative changes principally involve state income tax laws.

LONG-LIVED ASSETS

      Property, fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in the Company's business model or capital strategy can result in the actual useful lives differing from the Company's estimates. In cases where the Company determines that the useful life of property, fixtures and equipment should be shortened, the Company depreciates the net book value in excess of the salvage value over its revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or leasehold improvements could also result in shortened useful lives. Net property, fixtures and equipment amounted to $156.0 million and $160.9 million as of October 30, 2004 and January 31, 2004, respectively.

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

GOODWILL AND INTANGIBLE ASSETS

      Goodwill was $3.0 million as of October 30, 2004 and January 31, 2004.

      Net intangible assets amounted to $10.0 million and $6.4 million as of October 30, 2004 and January 31, 2004, respectively. Intangible assets include lease interests that relate to below-market-rate leases assumed in store acquisitions, which were adjusted to reflect fair market value. These leases have average lives of twenty years. Intangible assets also include customer lists and trademarks with amortization lives of three years.

      As a result of the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), the Company now reviews goodwill and other intangible assets that have indefinite lives for impairment at least annually or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. The Company determines fair value using discounted cash flow analysis, which requires certain assumptions and estimates regarding industry economic factors and future profitability of the business. It is the Company's policy to conduct impairment testing based on its most current business plans, which reflect anticipated changes in the economy and the industry. In addition, amortizable intangible assets are subject to impairment testing and potential impairment losses to the extent that the carrying values of these assets exceed their current fair values. If actual results prove inconsistent with Company assumptions and judgments, the Company could be exposed to a material impairment charge.

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

      The Company recognized securitization income of $2.1 million and $1.9 million for the thirteen weeks ended October 30, 2004 and November 1, 2003, respectively and $7.2 million and $6.3 million for the thirty-nine weeks ended October 30, 2004 and November 1, 2003, respectively. The increased income in 2004 relative to the prior year period was principally due to increased sales of receivables through the Facility, which now includes Elder-Beerman receivables, partially offset by an increase in the net credit loss rate.

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

                   THE BON-TON STORES, INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

Exhibit                          Description                                                Document Location
-------                          -----------                                                -----------------
10.1             Credit Agreement Consent and Amendment No. 2                                 Filed herein.

10.2             Amendment No. 1 to Note Purchase Agreement                                   Filed herein.

10.3             Credit Agreement Amendment No. 3                                             Filed herein.

10.4             Employment Agreement With Byron L. Bergren                      Exhibit 10.1 to the Quarterly Report on
                                                                                 Form 10-Q for the quarter ended July 31,
                                                                                                   2004

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

                                      THE BON-TON STORES, INC.

DATE: December 10, 2004          BY:      /s/  Byron L. Bergren
                                         ---------------------------------
                                          Byron L. Bergren
                                          President and
                                          Chief Executive Officer

DATE: December 10, 2004          BY:      /s/  James H. Baireuther
                                        ----------------------------------
                                          James H. Baireuther
                                          Vice Chairman, Chief
                                          Administrative Officer and
                                          Chief Financial Officer