Form 10-K
period 2005-01-29
BON TON STORES INC
filed 2005-04-14
CIK 878079

2004 Form 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	Commission File Number
January 29, 2005	0-19517
2801 East Market Street
York, Pennsylvania 17402
(717) 757-7660
www.bonton.com

Incorporated in Pennsylvania	IRS No. 23-2835229

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value
     The Company has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months and has been subject to such filing requirements for the past 90 days.
     The Company is an accelerated filer (as defined in Rule 12b-2 of the Act).
     Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in the Company’s proxy statement incorporated by reference in Part III of this Form 10-K.
     As of the last business day of the Company’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $128.2 million, based upon the closing price of $13.81 per share.*
     As of April 8, 2005, there were 13,666,932 shares of Common Stock, $.01 par value, and 2,951,490 shares of Class A Common Stock, $.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive proxy statement for the 2005 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference in Part III to the extent described in Part III.

*	Calculated by excluding all shares held in the treasury of the Company or that may be deemed to be beneficially owned by executive officers and directors of the Company, without conceding that all such persons are “affiliates” of the Company for purposes of the federal securities laws.

          References to a year in this Form 10-K refer to The Bon-Ton Stores, Inc. fiscal year, which is the 52 or 53 week period ending on the Saturday nearer January 31 of the following calendar year (e.g., a reference to fiscal 2004 is a reference to the fiscal year ended January 29, 2005).
PART I
Item 1.     Business.
General
          The Bon-Ton Stores, Inc. (the “Company”) is a Pennsylvania corporation. The Company and its predecessors have been operating department stores since 1898.
          As of January 29, 2005, the Company operated 139 department stores and two furniture stores in sixteen states from the Northeast to the Midwest under the names “Bon-Ton” and “Elder-Beerman.” The stores carry a broad assortment of quality, brand-name fashion apparel and accessories for women, men and children, cosmetics, furnishings and other goods.
          The Company’s executive offices are located at 2801 East Market Street, York, Pennsylvania.
Merchandising
          Our stores offer opening price point, moderate and better merchandise in apparel, home furnishings, cosmetics, accessories, shoes and other categories. Sales of apparel constituted 54.5%, 56.5% and 59.7% of net sales for fiscal 2004, 2003 and 2002, respectively. Elder-Beerman store sales from October 24, 2003 (the acquisition date) through January 31, 2004 are included in fiscal 2003, while fiscal 2002 does not include Elder-Beerman store sales. The following table illustrates net sales by product category for fiscal 2004, 2003 and 2002:

Merchandise Category	2004	2003	2002

Women’s clothing	25.8%	25.4%	27.4%
Home	19.1	17.4	14.7
Men’s clothing	14.2	15.8	16.0
Cosmetics	11.9	11.5	11.0
Accessories	8.7	9.0	8.8
Children’s clothing	6.0	6.1	6.5
Shoes	5.8	5.6	5.8
Intimate apparel	4.7	4.9	4.9
Juniors’ clothing	3.8	4.3	4.9

Total	100.0%	100.0%	100.0%

          We carry a number of highly recognized brand names, including Calvin Klein, Estee Lauder, Liz Claiborne, Nautica, Nine West, Ralph Lauren, Van Heusen, Sag Harbor, OshKosh, Easy Spirit, Pfaltzgraff and Tommy Hilfiger. Within these brands, we select collections which balance fashion, price and selection.
          We depend on our relationships with our key vendors to secure branded merchandise. If we lose the support of these vendors, it could have a material adverse effect on the Company.
          Complementing branded merchandise, our private brand merchandise provides fashion at competitive pricing under names such as Andrea Viccaro, Jenny Buchanan, Madison & Max and Statements.bt. We view this private brand merchandise as a strategic addition to our strong array of highly recognized, quality national brands and as an opportunity to increase brand exclusiveness, customer loyalty and competitive differentiation. Private brand merchandise represented 10.5%, 10.7% and 11.1% of net sales in fiscal 2004, 2003 and 2002, respectively (sales made at Elder-Beerman stores prior to the acquisition on October 24, 2003 are excluded). Private brand merchandise sold in Elder-Beerman stores represented 7.7% and 7.8% of Elder-Beerman net sales for fiscal 2004 and 2003, respectively.
          Our business, like that of most retailers, is subject to seasonal fluctuations, with the major portion of sales and income realized during the latter half of each year, which includes the back-to-school and holiday seasons.
Marketing
          The Company’s primary target customers are women between the ages of thirty-five and sixty-five with annual household incomes between $35,000 and $100,000. Advertising messages are focused on communicating the Company’s merchandise offerings and the strong quality/ value relationship in those offerings. The Company employs advertising programs that include print and broadcast as well as creative in-store signing, displays and special promotions. Newspaper inserts are used on a regular cadence. The Company also uses television in markets where it is productive and cost efficient. The Company uses a database targeting system facilitating focused direct mail to our preferred charge customers who are most likely to respond to a merchandise offering.
Customer Credit
          Our customers may pay for their purchases with Bon-Ton and Elder-Beerman proprietary credit cards; third party credit cards such as Visa, Mastercard and Discover; cash or check.
          Our proprietary credit card holders generally constitute our most loyal and active customers. During fiscal 2004, the average dollar amount for proprietary credit card purchases substantially exceeded the average dollar amount for cash purchases. We believe our credit cards are a particularly productive tool for customer segmentation and target marketing.
          The following table summarizes the percentage of total fiscal year sales generated by payment type (sales made at Elder-Beerman stores prior to the acquisition on October 24, 2003 are excluded):

Type of Payment	2004	2003	2002

Proprietary credit card	52%	53%	56%
Third party credit card	26	25	22
Cash or check	22	22	22

Total	100%	100%	100%

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

Associates
          As of January 29, 2005, we had approximately 12,600 full-time and part-time associates. We employ additional part-time associates during peak periods. None of our associates are represented by a labor union. We believe that our relationship with our associates is good.
Available Information
          Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available without charge on our website, www.bonton.com, as soon as reasonably practicable after they are filed electronically with the SEC.
          We also make available on our website, free of charge, the following documents:

Audit Committee Charter
Compensation and Human Resources Committee Charter
Governance and Nominating Committee Charter
Code of Ethical Standards and Business Practices
Executive Officers
          The executive officers of the Company, their ages (as of April 8, 2005) and their positions, are as follows:

NAME	AGE	POSITION

Tim Grumbacher	65	Executive Chairman of the Board
Byron L. Bergren	58	President and Chief Executive Officer and Director
James H. Baireuther	58	Vice Chairman, Chief Administrative Officer and Chief Financial Officer
David B. Zant	48	Vice Chairman and Chief Merchandising Officer
James M. Zamberlan	58	Executive Vice President — Stores
Dennis R. Clouser	52	Senior Vice President — Human Resources
Lynn C. Derry	49	Senior Vice President — General Merchandise Manager
John S. Farrell	59	Senior Vice President — Stores
Robert A. Geisenberger	44	Senior Vice President — Marketing and Sales Promotion
John J. Gleason	62	Senior Vice President — Credit
James A. Lance	56	Senior Vice President — Chief Information Officer
Patrick J. McIntyre	60	Senior Vice President — Business Process Development
Keith E. Plowman	47	Senior Vice President — Finance and Principal Accounting Officer
Deborah M. Rivera	42	Senior Vice President — General Merchandise Manager
Ryan J. Sattler	60	Senior Vice President — Operations, Corporate Communications and Community Services
Robert R. Sears	48	Senior Vice President — General Merchandise Manager
          Mr. Bergren was named President and Chief Executive Officer in August 2004. Mr. Bergren joined the Company in November 2003 as Vice Chairman and served as President and Chief Executive Officer of The Elder-Beerman Stores Corp. from February 2002 through August 2004. He served as Chairman of the Southern Division of Belk, Inc. from 1999 to February 2002, as Partner of the Florida Division of Belk, Inc. from 1992 to 1999, and in senior executive positions at Belk Stores from 1985 to 1992.
          Mr. Zant joined the Company as Vice Chairman and Chief Merchandising Officer in January 2005. From July 2002 to December 2004, he was Executive Vice President — General Merchan-

dise Manager for Belk, Inc. From June 2001 to July 2002, he was President of Belk’s Central Division. Prior to that, Mr. Zant was with the Parisian Division of Saks Incorporated, serving as Executive Vice President of Merchandising.
          Mr. Zamberlan was appointed Executive Vice President — Stores in November 2004. He has served as Executive Vice President — Stores for The Elder-Beerman Stores Corp. for more than five years.
          Mr. Clouser was appointed Senior Vice President — Human Resources in February 2005. He served as Vice President — Employment and Training from April 2004 to February 2005, and for more than four years prior to that time, was Senior Vice President — Human Resources at The Elder-Beerman Stores Corp.
          Ms. Derry was appointed Senior Vice President — General Merchandise Manager in February 2001. For more than two years prior to that time, Ms. Derry was a Divisional Merchandise Manager for Bon-Ton.
          Mr. Farrell was appointed Senior Vice President — Stores in June 2000. Prior to that time, Mr. Farrell was Vice President — Stores for Bon-Ton.
          Mr. Geisenberger was appointed Senior Vice President — Marketing and Sales Promotion in May 2004. From July 2000 to May 2004, he was Senior Vice President — General Merchandise Manager. Prior to that time, Mr. Geisenberger was a Divisional Merchandise Manager for Bon-Ton.
          Mr. Gleason was appointed Senior Vice President — Credit in May 2004. For more than four years prior to that time, he was Vice President — Credit.
          Mr. Lance was named Senior Vice President — Chief Information Officer in November 2003. For more than five years prior to that time, he served as Senior Vice President — Information Systems at The Elder-Beerman Stores Corp.
          Mr. Plowman was appointed Senior Vice President — Finance in September 2001 and, in June 2003, was named Principal Accounting Officer. From May 1999 to September 2001, he was Vice President — Controller, and prior to that time he was Divisional Vice President — Controller, of the Company.
          Ms. Rivera was named Senior Vice President — General Merchandise Manager in February 2004. From March 2003 to February 2004, she was Vice President — Merchandising, and for more than five years prior to that time, Ms. Rivera was a Divisional Merchandise Manager for Bon-Ton.
          Mr. Sears was named Senior Vice President — General Merchandise Manager in March 2005. From December 1999 to March 2005, he was Senior Vice President — General Merchandise Manager for the Proffitts Division of Saks Incorporated.
          Messrs. Grumbacher, Baireuther, McIntyre and Sattler have been executive officers of the Company for more than five years.
Cautionary Statements Relating to Forward-Looking Information and Risk Factors
          The Company has made, in this Form 10-K, forward-looking statements relating to developments, results, conditions or other events the Company expects or anticipates will occur. These statements may relate to revenues, earnings, store openings, market conditions and the competitive environment. The words “believe,” “may,” “will,” “estimate,” “intend,” “expect,” “anticipate” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Forward-looking statements are based on management’s then-current views and assumptions and are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

          An investment in the Company’s common stock carries certain risks. Investors should carefully consider the risks described below and other risks which may be disclosed in the Company’s filings with the SEC before investing in the Company’s common stock.
Risks Related to Our Business, Finances and Operations

If we are unable to achieve additional synergies related to our acquisition of The Elder-Beerman Stores Corp., our results of operations could be adversely affected.
          On October 24, 2003, we acquired all of the issued and outstanding capital stock of The Elder-Beerman Stores Corp. (“Elder-Beerman”). Failure to achieve additional synergies related to the acquisition of Elder-Beerman may cause significant operating inefficiencies and could adversely affect our profitability and the price of our stock.

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
          Our merchants focus on inventory levels and balance these levels with plans and trends. If our inventories become too large, we may have to “mark down,” or decrease the sales price of, significant amounts of our inventory, which could reduce our revenues.

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
          As of January 29, 2005, we had total debt of $179.1 million. We will have significant debt service obligations, consisting of required cash payments of principal and interest, for the foreseeable future. Our ability to service our indebtedness will depend upon, among other things, our ability to replenish inventory, generate sales and maintain our stores. In the event we are unable to meet our debt service obligations or in the event we default in some other manner under our credit agreements, the lenders thereunder could elect to declare all borrowings outstanding, together with accrued and unpaid interest and other fees, immediately due and payable.

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
          Our primary credit agreement contains a number of covenants that limit the discretion of our management with respect to certain business matters. The credit facility agreement, among other things, restricts our ability to:

•	incur additional indebtedness;

•	declare or pay dividends or other distributions;

•	create liens;

•	make certain investments or acquisitions;

•	enter into mergers and consolidations;

•	make sales of assets; and

•	engage in certain transactions with affiliates.
          The occurrence of an event of default under the agreements governing our debt would permit acceleration of the related debt, which could harm our business, profitability and growth prospects.

We have grown significantly through our acquisition of Elder-Beerman, and our plans for the future assume additional growth. If we do not manage our past growth and planned future growth effectively, our results of operations may be adversely affected.
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
          The products we sell are sourced from a wide variety of domestic and international vendors. Our ability to find qualified vendors and source products in a timely and cost-effective manner, including obtaining vendor allowances in support of the Company’s advertising and promotional programs, represent a significant challenge. The availability of products and the ultimate costs of buying and selling these products, including advertising and promotional costs, are not completely within our control and could increase our merchandise and operating costs and adversely affect our business. Additionally, costs and other factors specific to imported merchandise, such as trade restrictions, tariffs, currency exchange rates and transport capacity and costs are beyond our control and could restrict the availability of imported merchandise or significantly increase the costs of our merchandise sales and adversely affect our business.

Our business could be significantly disrupted if we cannot replace members of our management team.
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

If we have difficulty consummating and integrating any future acquisitions, our ability to grow or efficiently operate our business could be adversely affected.
          If we are unable to successfully complete acquisitions or to effectively integrate acquired businesses, our ability to grow our business or to operate our business effectively could be reduced, and our financial condition and operating results could suffer. The consummation and integration of acquisitions involve many risks, including the risk of:

•	diverting management’s attention from our ongoing business concerns;

•	obtaining financing on terms unfavorable to us;

•	diluting our shareholders’ equity;

•	entering markets in which we have no direct prior experience;

•	improperly evaluating new services, products and markets;

•	being unable to maintain uniform standards, controls, procedures and policies; and

•	being unable to integrate new technologies or personnel.
          Our failure to effectively consummate acquisitions and integrate newly acquired businesses could have a material adverse effect on our financial condition and results of operations.

Tim Grumbacher beneficially owns shares of our capital stock giving him voting control over matters submitted to a vote of the shareholders, and his interests may differ from those of other investors.
          Tim Grumbacher, trusts for the benefit of members of Mr. Grumbacher’s family and The Grumbacher Family Foundation, collectively, currently beneficially own shares of our outstanding common stock (which is entitled to one vote per share) and shares of our Class A common stock (which is entitled to ten votes per share) representing approximately 64% of the votes eligible to be cast by shareholders in the election of directors and generally. Accordingly, Mr. Grumbacher has the power to control all matters requiring the approval of our shareholders, including the election of directors and the approval of mergers and other significant corporate transactions, which may also have the effect of delaying, preventing or expediting, as the case may be, a change in control of the Company.
Risks Related to our Industry

We may not be able to attract or retain a sufficient number of customers in a highly competitive retail environment, which would have an adverse effect on our business.
          We compete primarily with other department stores, many of which are units of national or regional chains that have significant financial and marketing resources. The principal competitive factors in our business are price, quality, selection of merchandise, reputation, store location, advertising and customer service. We cannot assure you that we will be able to compete successfully against existing or future competitors. Our expansion into new markets served by our competitors and the entry of new competitors into, or expansion of existing competitors in, our markets could have a material adverse effect on our business, financial condition and results of operations.

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
          Our stores experience seasonal fluctuations in net sales and consequently in operating income, with peak sales occurring during the back-to-school and holiday seasons. In addition, extreme or unseasonable weather can affect our sales. Any decrease in net sales or margins during our peak selling periods, decrease in the availability of working capital needed in the months before these periods or reduction in vendor allowances could have a material adverse effect on our business, financial condition and results of operations. We usually order merchandise in advance of peak selling periods and sometimes before new fashion trends are confirmed by customer purchases. We must carry a significant amount of inventory, especially before the peak selling periods. If we are not successful in selling our inventory, especially during our peak selling periods, we may be forced to rely on markdowns or promotional sales to dispose of the inventory or we may not be able to sell the inventory at all, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our stock price has been and may continue to be volatile.
          The market price of our common stock has been and may continue to be volatile and may be significantly affected by:

•	actual or anticipated fluctuations in our operating results;

•	announcements of new services by us or our competitors;

•	developments with respect to conditions and trends in our industry;

•	governmental regulation;

•	general market conditions; and

•	other factors, many of which are beyond our control.
          In addition, the stock market has, recently and from time to time, experienced significant price and volume fluctuations that have adversely affected the market prices of securities of companies without regard to their operating performances.

In addition to Mr. Grumbacher’s voting control, certain provisions of our charter documents and Pennsylvania law could discourage potential acquisition proposals and could deter, delay or prevent a change in control of our company that our shareholders consider favorable and could depress the market value of our common stock.
          Certain provisions of our articles of incorporation and by-laws, as well as provisions of the Pennsylvania Business Corporation Law, could have the effect of deterring takeovers or delaying or preventing changes in control or management of the Company that our shareholders consider favorable and could depress the market value of our common stock.
          Subchapter F of Chapter 25 of the Pennsylvania Business Corporation Law of 1988, which is applicable to us, may have an anti-takeover effect and may delay, defer or prevent a tender offer or takeover attempt that a shareholder might consider in his or her best interest, including those attempts that might result in a premium over the market price for the shares held by shareholders. In general, Subchapter F of Chapter 25 of the Pennsylvania Business Corporation Law delays for five years and imposes conditions upon “business combinations” between an “interested shareholder” and us, unless prior approval by our board of directors is given. The term “business combination” is defined broadly to include various merger, consolidation, division, exchange or sale transactions, including transactions using our assets for purchase price amortization or refinancing purposes. An “interested shareholder,” in general, would be a beneficial owner of shares entitling that person to cast at least 20% of the votes that all shareholders would be entitled to cast in an election of directors.

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
Item 2.     Properties.
          The properties of the Company consist primarily of stores and related facilities, including distribution centers. The Company also leases other properties, including corporate office space in York, Pennsylvania. As of January 29, 2005, the Company operated 141 stores in sixteen states in the Northeast and Midwest, comprising a total of approximately 11,900,000 square feet. Of such stores, ten were owned, 129 were leased and two stores were operated under arrangements where the Company owned the building and leased the land. Pursuant to various leases or shopping center agreements, the Company is obligated to operate certain stores for periods of up to twenty years. Some of these agreements require that the stores be operated under a particular name. Most leases require the Company pay real estate taxes, maintenance and other costs; some also require additional payments based on percentages of sales. Certain of the Company’s real estate leases have terms that extend for a significant number of years and provide for rental rates that increase or decrease over time.
Item 3.     Legal Proceedings.
          We are a party to legal proceedings and claims which arise during the ordinary course of business. We do not expect the ultimate outcome of any of such litigation and claims will have a material adverse effect on our financial position, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders.
          None.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
          The Company’s common stock is traded on the Nasdaq Stock Market (symbol: BONT). There is no established public trading market for the Class A common stock. The Class A common stock is convertible on a share-for-share basis into common stock at the option of the holder. The following table sets forth the high and low sales price of the common stock for the periods indicated as furnished by Nasdaq:

	2004		2003

	High	Low	High	Low

1st Quarter	$17.95	$10.57	$4.35	$3.58
2nd Quarter	16.93	9.62	6.50	3.76
3rd Quarter	14.19	10.62	14.59	5.38
4th Quarter	16.48	11.12	14.44	10.25
          On April 8, 2005, there were approximately 229 shareholders of record of common stock and five shareholders of record of Class A common stock.

          The Company paid quarterly cash dividends, each at $0.025 per share, on Class A common stock and common stock on July 15, 2003; October 15, 2003; January 15, 2004; April 15, 2004; July 15, 2004; October 15, 2004 and January 15, 2005. Pursuant to the Company’s revolving credit facility agreement, dividends paid by the Company may not exceed $7.5 million over the life of the agreement, which expires October 2007, or $4.0 million in any single year. The Company’s Board of Directors will consider dividends in subsequent periods as it deems appropriate.

Item 6.	Selected Financial Data.

	2004		2003		2002		2001		2000
Fiscal Year, Ended	Jan. 29, 2005		Jan. 31, 2004(1)		Feb. 1, 2003		Feb. 2, 2002		Feb. 3, 2001

	(In thousands except share, per share and store data)
Statement of Operations Data(2)(7):		%		%		%		%		%

Net sales	$1,310,372	100.0	$926,409	100.0	$713,230	100.0	$721,777	100.0	$749,816	100.0
Other income	9,251	0.7	5,917	0.6	3,805	0.5	3,621	0.5	3,804	0.5
Gross profit	479,958	36.6	335,153	36.2	261,158	36.6	260,797	36.1	274,697	36.6
Selling, general and administrative expenses	415,921	31.7	273,426	29.5	217,375	30.5	221,822	30.7	229,904	30.7
Depreciation and amortization	27,809	2.1	25,634	2.8	22,783	3.2	21,373	3.0	18,263	2.4
Unusual expense(3)	—	—	—	—	—	—	916	0.1	6,485	0.9
Income from operations	45,479	3.5	42,010	4.5	24,805	3.5	20,307	2.8	23,849	3.2
Interest expense, net	13,437	1.0	9,049	1.0	9,436	1.3	10,265	1.4	11,679	1.6
Income before taxes	32,042	2.4	32,961	3.6	15,369	2.2	10,042	1.4	12,170	1.6
Income tax provision	11,880	0.9	12,360	1.3	5,764	0.8	3,816	0.5	4,622	0.6
Net income	$20,162	1.5	$20,601	2.2	$9,605	1.3	$6,226	0.9	$7,548	1.0
Per Share Amounts
Basic:
Net income	$1.27		$1.36		$0.63		$0.41		$0.50
Weighted average shares outstanding	15,918,650		15,161,406		15,192,471		15,200,154		14,952,985
Diluted:
Net income	$1.24		$1.33		$0.62		$0.41		$0.50
Weighted average shares outstanding	16,253,254		15,508,560		15,394,231		15,214,145		14,952,985
Cash dividends declared per share	$0.100		$0.075		$—		$—		$—
Balance Sheet Data (at end of period):

Working capital	$251,122		$221,497		$127,618		$115,623		$140,794
Total assets	648,402		629,900		400,817		405,921		424,497
Long-term debt, including capital leases	178,355		171,716		64,662		67,929		98,758
Shareholders’ equity	262,557		239,484		212,346		203,261		198,862
Selected Operating Data:

Total sales change	41.4%		29.9%		(1.2)%		(3.7)%		5.5%
Comparable stores sales change(4)(5)	0.9%		(2.0)%		(1.2)%		(3.3)%		0.7%
Comparable stores data(4)(5):
Sales per selling square foot	$135		$132		$133		$134		$143
Selling square footage	5,155,000		5,278,000		5,382,000		5,339,000		4,792,000
Capital expenditures	$31,523		$20,257		$14,806		$15,550		$34,351
Number of stores:
Beginning of year	142		72		73		73		72
Additions(6)	—		70		—		—		1
Closings	(1)		—		(1)		—		—
End of year	141		142		72		73		73

(1)	Fiscal 2003 includes operations of The Elder-Beerman Stores Corp. for the period from October 24, 2003 through January 31, 2004.

(2)	Fiscal 2000 reflects the 53 weeks ended February 3, 2001. All other periods presented include 52 weeks.

(3)	Reflects expense recognized for workforce reductions and realignment and elimination of certain senior management positions in fiscal 2001; and expense recognized for workforce reductions, the early retirement of Heywood Wilansky and realignment and elimination of certain senior management positions in fiscal 2000.

(4)	Fiscal 2000 reflects the 52 weeks ended January 27, 2001.

(5)	Comparable stores data (sales per selling square foot and selling square footage) reflects stores open for the entire current and prior fiscal year. Comparable stores data does not include stores of The Elder-Beerman Stores Corp.

(6)	Includes the addition of 69 stores pursuant to the acquisition of The Elder-Beerman Stores Corp. during fiscal 2003.

(7)	Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications did not impact the Company’s net income for any of the years presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          For purposes of the following discussions, all references to “fiscal 2004,” “fiscal 2003” and “fiscal 2002” are to the fifty-two weeks ending January 29, 2005, January 31, 2004 and February 1, 2003, respectively.
Overview
          The Company is a traditional department store retailer with a 107-year history of providing quality merchandise to its customers in secondary markets. In October 2003, the Company acquired Elder-Beerman, nearly doubling its number of stores and adding 5.7 million square feet of retail space. The Company currently operates 139 department stores and two furniture stores in sixteen states, from the Northeast to the Midwest, under the Bon-Ton and Elder-Beerman names. The stores carry a broad assortment of quality brand-name and private label fashion apparel and accessories for women, men and children, as well as distinctive cosmetics and home furnishings. The Company’s strategy is to profitably sell merchandise by providing its customers with differentiated fashion merchandise at compelling value in the markets the Company serves.
          The Company’s revenues are generated through sales in existing stores and new stores opened through expansion and acquisition. During fiscal 2004, the Company’s total sales increased 41.4% to $1,310.4 million, including $607.0 million from the acquired Elder-Beerman stores, compared to $926.4 million in fiscal 2003. Fiscal 2003 included sales of $229.9 million from the Elder-Beerman stores. Comparable store sales for fiscal 2004, which do not include Elder-Beerman stores, increased 0.9% from fiscal 2003.
          The retail industry is highly competitive, as evidenced by the Company’s marginal performance in comparable store sales over the past several years. The Company anticipates these competitive pressures and challenges will continue. As a result, the Company plans to continue its highly promotional posture and emphasis on offering a wide range of value. Additionally, expansion of the Company’s private labels and growth of exclusive brands support its strategy of product differentiation and provide the opportunity for increased sales at a higher gross margin.
          In light of continued economic uncertainty, the Company is focusing its efforts on asset and overhead cost management to improve its financial position. The Company is focused on improving its return on inventory investment. Additionally, through the continuing comprehensive review of store and corporate operating expenses, the Company looks for meaningful ways to improve its ratio of expenses to sales. Execution of these initiatives is necessary to achieve earnings growth in light of the minimal comparable store sales growth.
          In October 2003, the Company added sixty-seven department stores and two furniture stores as a result of its acquisition of Elder-Beerman. The Company’s consolidated balance sheet and consolidated statement of income for fiscal 2003 include Elder-Beerman operations for the period from October 24, 2003 through January 31, 2004. The Company believes that its fiscal 2003 operating results are not comparable to results for fiscal 2004 due to the timing of the Elder-Beerman acquisition. Specifically, the Company included Elder-Beerman’s most profitable quarter in the Company’s fiscal 2003 operating results without having to recognize the first three quarters of the year, which traditionally reflect a net loss.

          During fiscal 2004, the Company successfully merged the merchandising, credit and store operations of the combined companies. Decreased sales volume at Elder-Beerman and a highly promotional retail environment were addressed with the finalization of the Company’s vendor matrix, product assortment and inventory levels, supported by strong Company-wide marketing efforts. Results for fiscal 2004 were positively impacted by synergies realized, which exceeded the integration expenses incurred during the period; achieving additional synergies in 2005 will be critical to the Company’s success. Of equal importance was completing the Company’s systems integration efforts; the majority of the Company’s capital expenditures in fiscal 2004 were directed towards strategic systems improvements.
          As a result of the acquisition, the Company has increased its debt levels and, accordingly, its exposure to interest rate fluctuations.
          In 2004 the Company closed its Pottstown, Pennsylvania store. The pre-tax cost of closing this location was $1.8 million. The Company previously identified this store as under-performing and, in fiscal 2002, recorded an impairment charge related to long-lived assets at this location.
          In a February 2005 letter to the American Institute of Certified Public Accountants, the Securities and Exchange Commission (the “SEC”) clarified its position regarding certain lease accounting practices. The SEC’s letter specifically addressed the depreciable life of leasehold improvements, rent holidays and landlord-tenant incentives. Similar to other retailers, the Company reviewed its historical treatment of these lease issues. After assessing its findings using the guidelines in SEC Staff Accounting Bulletin No. 99, the Company recorded a cumulative pre-tax expense of $0.5 million in the fourth quarter of fiscal 2004 and concluded that restatement of the Company’s financial statements for prior years would not be required.
Results of Operations
          The following table summarizes changes in selected operating indicators, illustrating the relationship of various income and expense items to net sales for each fiscal year presented (components may not add or subtract to totals due to rounding):

	Percent of Net Sales
	Fiscal Year

	2004	2003	2002

Net sales	100.0%	100.0%	100.0%
Other income	0.7	0.6	0.5

	100.7	100.6	100.5

Costs and expenses:
Costs of merchandise sold	63.4	63.8	63.4
Selling, general and administrative	31.7	29.5	30.5
Depreciation and amortization	2.1	2.8	3.2

Income from operations	3.5	4.5	3.5
Interest expense, net	1.0	1.0	1.3

Income before income taxes	2.4	3.6	2.2
Income tax provision	0.9	1.3	0.8

Net income	1.5%	2.2%	1.3%

Fiscal 2004 Compared to Fiscal 2003
          Net sales: Net sales were $1,310.4 million for fiscal 2004, an increase of $384.0 million, or 41.4%, compared to fiscal 2003. Net sales include $607.0 million and $229.9 million from Elder-Beerman operations for fiscal 2004 and for the period from October 24, 2003 through January 31, 2004, respectively. Comparable store sales, which exclude the impact of Elder-Beerman, increased 0.9% in fiscal 2004. Merchandise departments recording comparable store sales increases were Home, Misses Sportswear (included in Women’s Clothing), Shoes, Accessories, and Cosmetics. Home sales significantly increased due to the opening of five furniture galleries in fiscal 2004 and adopting Elder-Beerman’s practice of item intensification. Increased sales in Misses Sportswear reflect a positive customer response to improved fashion offerings. Shoe sales increased as customers responded favorably to an open-selling layout in the stores, which was initiated in fiscal 2003 and finalized in fiscal 2004. The Accessories sales increase was driven by growth in the Company’s private label costume jewelry and cold weather fashion items. Cosmetics benefited from the new product launch of the anti-aging cream Strivectin. Merchandise categories reflecting the sharpest declines were Juniors’, Children’s, Men’s, and Dresses, Petites and Coats (included in Women’s Clothing). These merchandise departments, with the exception of Petites and Coats, have experienced an overall sales decline in each of the last three years. The Company is addressing this trend by focusing on increased product differentiation and improved merchandise assortments in these areas.
          Elder-Beerman sales were not included in comparable store sales. For informational purposes only, Elder-Beerman comparable store sales for the fifty-two weeks ended January 31, 2004 decreased 2.4%. On a combined basis, Bon-Ton and Elder-Beerman comparable store sales for fiscal 2004 decreased 0.6%.
          Other income: Other income, which contains net income from leased departments and other customer revenues, increased $3.3 million in fiscal 2004 over fiscal 2003 primarily due to the impact of Elder-Beerman leased departments and expanded furniture operations.
          Costs and expenses: Gross margin dollars for fiscal 2004 increased $144.8 million, or 43.2%, over fiscal 2003, primarily due to the addition of Elder-Beerman operations. Gross margin as a percentage of net sales was 36.6% in fiscal 2004, an increase of 0.4 percentage point from 36.2% in fiscal 2003. The increase in gross margin rate reflects an increased markup rate.
          Selling, general and administrative expenses for fiscal 2004 were $415.9 million, or 31.7% of net sales, compared to $273.4 million, or 29.5% of net sales, in fiscal 2003. This increase was largely due to an additional $118.7 million from Elder-Beerman operations. Additional increases in integration expenses, advertising expenses, accounts receivable facility expenses, store closing expenses and a prior year gain on the sale of the Harrisburg distribution center were partially offset by a decrease in store payroll expenses and an increase in securitization income.
          Depreciation and amortization increased $2.2 million, to $27.8 million, in fiscal 2004 from $25.6 million in fiscal 2003. The increase principally reflects the impact of Elder-Beerman depreciation and amortization of $3.7 million, asset impairment charges on long-lived assets of certain stores of $0.9 million and a $0.5 million cumulative charge pursuant to a review of the Company’s historical lease accounting. In fiscal 2003 the Company recorded a charge of $2.4 million for the write-off of duplicate information systems software due to the acquisition of Elder-Beerman. Additionally, the Company recognized approximately $0.8 million of impairment charges on the long-lived assets of certain stores during fiscal 2003.
          Income from operations: Income from operations in fiscal 2004 was $45.5 million, or 3.5% of net sales, compared to $42.0 million, or 4.5% of net sales, in fiscal 2003. The decrease in rate is principally attributable to the timing of the Elder-Beerman acquisition, which resulted in the inclusion of only its most profitable quarter in fiscal 2003.

          Interest expense, net: Net interest expense in fiscal 2004 increased $4.4 million to $13.4 million, or 1.0% of net sales, from $9.0 million, or 1.0% of net sales, in fiscal 2003. The increase in net interest expense was primarily due to increased borrowings and financing fees on the revolving credit agreement to finance the Elder-Beerman acquisition.
          Income taxes: The effective tax rate for fiscal 2004 was 37.1% compared to 37.5% for fiscal 2003.
          Net income: Net income in fiscal 2004 was $20.2 million, or 1.5% of net sales, compared to $20.6 million, or 2.2% of net sales, in fiscal 2003.
Fiscal 2003 Compared to Fiscal 2002
          Net sales: Net sales were $926.4 million for fiscal 2003, an increase of $213.2 million, or 29.9%, compared to fiscal 2002. Net sales include $229.9 million from Elder-Beerman operations for the period from October 24, 2003 through January 31, 2004. Comparable store sales, which exclude the impact of Elder-Beerman, decreased 2.0% in fiscal 2003. The decrease in the Company’s comparable store sales coincided with a general economic decline and deteriorating consumer confidence. Merchandise departments recording comparable store sales increases were Shoes, Intimate Apparel and Accessories. The favorable results in these departments were driven by fresh inventories, intensification of key vendors and compelling values. Additionally, the customer responded favorably to open-selling in the Company’s Shoe departments. Merchandise departments reflecting the sharpest comparable store sales declines were Dresses and Special Sizes (included in Women’s Clothing), Men’s Sportswear (included in Men’s Clothing) and Children’s.
          Elder-Beerman sales were not included in comparable store sales. For informational purposes only, Elder-Beerman comparable store sales for the fifty-two weeks ended January 31, 2004 decreased 2.5%. On a combined basis, Bon-Ton and Elder-Beerman comparable store sales for fiscal 2003 decreased 2.2%.
          Other income: Other income, which contains net income from leased departments and other customer revenues, increased $2.1 million in fiscal 2003 over fiscal 2002 primarily due to the impact of Elder-Beerman leased departments and larger furniture operations.
          Costs and expenses: Gross margin dollars for fiscal 2003 increased $74.0 million, or 28.3% over fiscal 2002, primarily due to the impact of Elder-Beerman operations. Gross margin as a percentage of net sales was 36.2% in fiscal 2003, a decrease of 0.4 percentage point from 36.6% in fiscal 2002. The decrease in gross margin rate reflects the inclusion of Elder-Beerman sales at lower gross margin, offset in part by increased vendor support, reduced seasonal carry-over merchandise and increased markup rate for comparable store sales.
          Selling, general and administrative expenses for fiscal 2003 were $273.4 million, or 29.5% of net sales, compared to $217.4 million, or 30.5% of net sales, in fiscal 2002. This increase was largely due to the additional $56.2 million from Elder-Beerman operations, while the rate was positively impacted by the inclusion of Elder-Beerman net sales. Increases in advertising expense, rent expense, distribution expense, store pre-opening expense and financing fees were offset by a decrease in store payroll, a gain on the sale of the Harrisburg distribution center and reduced bad debt expense.
          Depreciation and amortization increased $2.9 million, to $25.6 million, in fiscal 2003 from $22.8 million in fiscal 2002. The increase principally reflects the impact of Elder-Beerman depreciation and amortization of $2.0 million, asset impairment losses on long-lived assets of certain stores of $0.8 million, and a charge of $2.4 million for the write-off of duplicate information systems software due to the acquisition of Elder-Beerman. In fiscal 2002, the Company recognized approximately $2.0 million of impairment losses on the long-lived assets of certain stores.

          Income from operations: Income from operations in fiscal 2003 was $42.0 million, or 4.5% of net sales, compared to $24.8 million, or 3.5% of net sales, in fiscal 2002. The increase in income from operations is principally attributable to the timing of the Elder-Beerman acquisition, which resulted in the inclusion of only its most profitable quarter.
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
          Net income: Net income in fiscal 2003 was $20.6 million, or 2.2% of net sales, compared to $9.6 million, or 1.3% of net sales, in fiscal 2002.
Liquidity and Capital Resources
          The following table summarizes material measures of the Company’s liquidity and capital resources:

	January 29,	January 31,	February 1,
(Dollars in millions)	2005	2004	2003

Working capital	$251.1	$221.5	$127.6
Current ratio	2.38:1	2.20:1	2.27:1
Debt to total capitalization (debt plus equity)	0.41:1	0.42:1	0.23:1
Unused availability under lines of credit (subject to the minimum borrowing availability covenant of $10)	$64.3	$50.7	$43.1
          The Company’s primary sources of working capital are cash flows from operations, borrowings under its revolving credit facility and proceeds from its accounts receivable facility. The Company’s business follows a seasonal pattern and working capital fluctuates with seasonal variations, reaching its highest level in October or November. Fiscal years ended January 29, 2005 and January 31, 2004 include Elder-Beerman operations. Increases in working capital and the current ratio for fiscal 2004, as compared to fiscal 2003, principally reflect an increase in merchandise inventories. The increase in working capital for fiscal 2003 as compared to fiscal 2002 was principally due to the acquisition of Elder-Beerman working capital, which was funded with long-term debt. The debt to total capitalization ratio increased in fiscal 2003 over fiscal 2002 due to the additional long-term debt assumed to fund the Elder-Beerman acquisition in October 2003.
          Net cash provided by operating activities amounted to $28.9 million in fiscal 2004, $155.9 million in fiscal 2003 and $28.4 million in fiscal 2002. The decrease in net cash provided by operating activities in fiscal 2004 compared to fiscal 2003 primarily reflects increases in inventories in fiscal 2004 and the timing of the acquisition of Elder-Beerman in fiscal 2003. Fiscal 2003 cash flows reflect the net cash used in operating activities for only a partial year of the acquired Elder-Beerman operations and the sale of Elder-Beerman accounts receivable.
          Net cash used in investing activities amounted to $31.4 million, $116.6 million and $14.8 million in fiscal 2004, 2003 and 2002, respectively. Capital expenditures in fiscal 2004 were $11.3 million higher than in fiscal 2003 due to integrating the point-of-sale system, other information system enhancements and a full year of Elder-Beerman operations. Fiscal 2003 includes

$97.6 million used for the acquisition of Elder-Beerman and receipt of $1.3 million from the sale of the Harrisburg distribution center.
          Net cash provided by financing activities amounted to $7.9 million in fiscal 2004 versus net cash used of $36.3 million and $6.6 million in fiscal 2003 and 2002, respectively. The fiscal 2004 increase in net cash provided by financing activities principally reflects additional borrowings to fund working capital increases, partially offset by lower finance fees paid. Fiscal 2003 includes finance fees paid in connection with the acquisition of Elder-Beerman.
          In October 2003, the Company amended and restated its revolving credit facility agreement (the “credit agreement”). The credit agreement provides a revolving line of credit of $300.0 million and a term loan in the amount of $25.0 million. The Company reduced the term loan to $19.0 million in June 2004. The current credit agreement expires in October 2007. The revolving credit line interest rate, based on LIBOR or an index rate plus an applicable margin, and fee charges are determined by a formula based upon the Company’s borrowing availability. Under the credit agreement, the Company incurs fees at a rate of 0.375 percentage point on unused lines of credit. The term loan interest rate is based on LIBOR plus an applicable margin. Financial covenants contained in the credit agreement include the following: A limitation on fiscal 2005 capital expenditures of $53.5 million, minimum borrowing availability of $10.0 million and a fixed charge coverage ratio of 1.0-to-1. The fixed charge coverage ratio is defined as earnings before interest, taxes, depreciation and amortization divided by interest expense, capital expenditures, tax payments and scheduled debt payments — measured at fiscal quarter-end based on the immediately preceding four fiscal quarters. Total borrowings under the credit agreement were $160.4 million and $152.0 million at January 29, 2005 and January 31, 2004, respectively.
          In January 2004, the Company entered into a new off-balance-sheet accounts receivable facility. This agreement has a funding limit of $250.0 million and was scheduled to expire in October 2004. During October 2004, this agreement was amended to extend the expiration date from October 2004 to October 2005. Availability under the accounts receivable facility is calculated based on the dollar balance and performance of the Company’s proprietary credit card portfolio. At January 29, 2005 and January 31, 2004, accounts receivable totaling $244.0 million and $228.5 million, respectively, were sold under the accounts receivable facility.
          Aside from planned capital expenditures, the Company’s primary cash requirements will be to service debt and finance working capital increases during peak selling seasons.
          The Company is exposed to market risk associated with changes in interest rates. To provide some protection against potential rate increases associated with its variable-rate facilities, the Company has entered into a derivative financial transaction in the form of an interest rate swap. This interest rate swap, used to hedge a portion of the underlying variable-rate facilities, matures in February 2006.
          The accounts receivable facility and credit agreement expire in October 2005 and October 2007, respectively. The Company anticipates that it will be able to renew or replace these agreements with agreements on substantially comparable terms. Failure to renew or replace these agreements on substantially comparable terms would have a material adverse effect on the Company’s financial condition.
          The Company paid a quarterly cash dividend of $0.025 per share on shares of Class A common stock and common stock to shareholders on each of July 15, 2003; October 15, 2003; January 15, 2004; April 15, 2004; July 15, 2004; October 15, 2004 and January 15, 2005 to shareholders of record as of July 1, 2003; October 1, 2003; January 1, 2004; April 1, 2004; July 1, 2004; October 1, 2004 and January 1, 2005, respectively. Additionally, the Company declared a quarterly cash dividend of $0.025 per share, payable April 15, 2005 to shareholders of record as of April 1, 2005. The Company’s Board of Directors will consider dividends in subsequent periods as it deems appropriate.

          Capital expenditures for fiscal 2004 totaled $31.5 million. Of this amount, approximately $18.5 million was spent for the integration of the Elder-Beerman point-of-sale system into Bon-Ton stores and information system enhancements.
          Capital expenditures for fiscal 2005 are planned at a range of $28.0 million to $32.0 million. The Company anticipates increasing store selling space in fiscal 2005 by expanding existing store locations.
          The Company anticipates its cash flows from operations, supplemented by borrowings under its credit agreement and proceeds from its accounts receivable facility, will be sufficient to satisfy its operating cash requirements for at least the next twelve months.
          Cash flows from operations are impacted by consumer confidence, weather in the geographic markets served by the Company, and economic and competitive conditions existing in the retail industry. A downturn in any single factor or a combination of factors could have a material adverse impact upon the Company’s ability to generate sufficient cash flows to operate its business.
          The Company has not identified any probable circumstances that would likely impair its ability to meet its cash requirements or trigger a default or acceleration of payment of the Company’s debt.
Contractual Obligations and Commitments
          The following tables reflect the Company’s contractual obligations and commitments:
Contractual Obligations

	Payment due by period

(Dollars in thousands)	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years

Debt principal	$179,126	$869	$162,376	$2,481	$13,400
Capital leases	1,116	1,013	103	—	—
Building maintenance	3,730	2,487	1,243	—	—
Operating leases	389,402	47,025	84,599	73,507	184,271

Totals	$573,374	$51,394	$248,321	$75,988	$197,671

          Debt within the “2-3 Years” category includes $160.4 million of amounts currently outstanding under the revolving credit agreement, which expires in 2007.
          In addition, the Company expects to make cash contributions to its supplementary pension plans in the amount of $0.2 million, $0.3 million, $0.3 million, $0.3 million and $0.3 million for fiscal 2005, 2006, 2007, 2008 and 2009, respectively, and $1.7 million in the aggregate for the five fiscal years thereafter. Note 13 in the Notes to Consolidated Financial Statements provides a more complete description of the Company’s supplementary pension plans.

Commitments

	Amount of expiration per period

(Dollars in thousands)	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years

Import merchandise letters of credit	$9,692	$9,692	$—	$—	$—
Standby letters of credit	2,897	2,897	—	—	—
Surety bonds	2,917	2,917	—	—	—

Totals	$15,506	$15,506	$—	$—	$—

          Import letters of credit are primarily issued to support the importing of merchandise, which includes the Company’s private brand goods. Standby letters of credit are primarily issued as collateral for obligations related to general liability and workers’ compensation insurance. Surety bonds are primarily for previously incurred and expensed obligations related to workers’ compensation.
          In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise up to twelve months in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.
Off-Balance Sheet Arrangements
          The Company engages in securitization activities involving the Company’s proprietary credit card portfolio as a source of funding. Off-balance sheet proprietary credit card securitizations provide a significant portion of the Company’s funding and are one of its primary sources of liquidity. At January 29, 2005, off-balance sheet securitized receivables represented 57.7% of the Company’s funding. Gains and losses from securitizations are recognized in the Consolidated Statements of Income when the Company relinquishes control of the transferred financial assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125” (“SFAS No. 140”), and other related pronouncements. The gain or loss on the sale of financial assets depends in part on the previous carrying amount of the assets involved in the transfer, allocated between the assets sold and the retained interests based upon their respective fair values at the date of sale. Based on the term of the securitization agreement (less than one year) and the fact that the credit card receivables that comprise the retained interests are short-term in nature, the Company has classified its retained interests as a current asset.
          The Company sells undivided percentage ownership interests in certain of its credit card accounts receivable to unrelated third-parties under a $250.0 million accounts receivable facility, which is described in further detail below and in Note 8 of the Notes to Consolidated Financial Statements. The unrelated third-parties, referred to as the conduit, have purchased a $244.0 million interest in the accounts receivable under this facility at January 29, 2005. The Company is responsible for servicing these accounts, retains a servicing fee and bears the risk of non-collection (limited to its retained interests in the accounts receivable). Associated off-balance-sheet assets and related debt were $244.0 million at January 29, 2005 and $228.5 million at January 31, 2004. Upon the facility’s termination, the conduit would be entitled to all cash collections on the accounts receivable until its investment ($244.0 million at January 29, 2005) and accrued discounts are repaid. Accordingly, upon termination of the facility, the assets of the facility would not be available to the Company until all amounts due to the conduit have been paid in full.
          Based upon the terms of the accounts receivable facility, the accounts receivable transactions qualify for “sale treatment” under generally accepted accounting principles. This treatment requires the Company to account for transactions with the conduit as a sale of accounts receivable instead of reflecting the conduit’s net investment as debt with a pledge of accounts receivable as collateral. Absent this “sale treatment,” the Company’s balance sheet would reflect additional accounts receivable and debt, which could be a factor in the Company’s ability to raise capital; however, results of operations would not be significantly impacted. See Note 8 in the Notes to Consolidated Financial Statements.
Critical Accounting Policies
          The Company’s discussion and analysis of financial condition and results of operations are based upon the Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles. Preparation of these financial statements requires the Company to make estimates and judgments that affect reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of its financial statements. On an ongoing basis, the Company evaluates its estimates, including those related to merchandise returns, bad debts, inventories, intangible assets, income taxes, financings, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Allowance for Doubtful Accounts
          The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit-worthiness. The Company continually monitors collections and payments from customers and maintains an allowance for estimated credit losses based upon its historical experience, how delinquent accounts ultimately charge-off, aging of accounts and any specific customer collection issues identified (e.g., bankruptcy). While such credit losses have historically been within expectations and provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates as in the past. If circumstances change (e.g., higher than expected defaults or bankruptcies), the Company’s estimates of the recoverability of amounts due the Company could be materially reduced. The allowance for doubtful accounts and sales returns was $6.4 million and $6.3 million at January 29, 2005 and January 31, 2004, respectively.
Inventory Valuation
          As discussed in Note 1 of the Notes to Consolidated Financial Statements, inventories are stated at the lower of cost or market with cost determined by the retail inventory method using a last-in, first-out (“LIFO”) cost basis. Under the retail inventory method, the valuation of inventories at cost and resulting gross margin is derived by applying a calculated cost-to-retail ratio to the retail value of inventories. The retail inventory method is an averaging method that has been widely used in the retail industry. Use of the retail inventory method will result in valuing inventories at the lower of cost or market if markdowns are taken timely as a reduction of the retail value of inventories.
          Inherent in the retail inventory method calculation are certain significant management judgments and estimates including, among others, merchandise markups, markdowns and shrinkage, which significantly impact both the ending inventory valuation at cost and resulting gross margin. These significant estimates, coupled with the fact that the retail inventory method is an averaging process, can, under certain circumstances, result in individual inventory components with cost above related net realizable value. Factors that can lead to this result include applying the retail inventory method to a group of products that is not fairly uniform in terms of its cost, selling price relationship and turnover; or applying the retail inventory method to transactions over a period of time that include different rates of gross profit, such as those relating to seasonal merchandise. In addition, failure to take timely markdowns can result in an overstatement of cost under the lower of cost or market principle. Management believes that the Company’s retail inventory method provides an inventory valuation that approximates cost and results in carrying inventory in the aggregate at the lower of cost or market.
          The Company regularly reviews inventory quantities on-hand and records an adjustment for excess or old inventory based primarily on an estimated forecast of merchandise demand for the selling season. Demand for merchandise can fluctuate greatly. A significant increase in the demand for merchandise could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on-hand. Additionally, estimates of future merchandise demand may prove to be inaccurate, in which case the Company may have understated or overstated the adjustment required for excess or old inventory. If the Company’s inventory is determined to be overvalued in the future, the Company would be required to recognize such costs in costs of goods sold and reduce operating income at the time of such determination. Likewise, if inventory is later determined to be undervalued, the Company may have overstated the costs of goods sold in previous periods and would recognize additional operating income when such inventory is sold. Therefore, although every effort is made to ensure the accuracy of forecasts of future merchandise demand, any significant unanticipated changes in demand or in economic conditions within the Company’s markets could have a significant impact on the value of the Company’s inventory and reported operating results.
          As is currently the case with many companies in the retail industry, the Company’s LIFO calculations have yielded inventory increases in recent years due to deflation reflected in price indices used. This is the result of the LIFO method whereby merchandise sold is valued at the cost of more recent inventory purchases (which the deflationary indices indicate to be lower), resulting in the general inventory on-hand being carried at the older, higher costs. Given these higher values and the promotional retail environment, the Company reduced the carrying value of its LIFO inventories to a net realizable value (“NRV”). These reductions totaled $20.2 million and $16.1 million at January 29, 2005 and January 31, 2004, respectively. Inherent in these NRV assessments are significant management judgments and estimates regarding future merchandise selling costs and pricing. Should these estimates prove to be inaccurate, the Company may have overstated or understated its inventory carrying value. In such cases, the Company’s operating results would ultimately be impacted.
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
          Additionally, the Company receives allowances from vendors in connection with cooperative advertising programs. The Company reviews advertising allowances received from each vendor to ensure reimbursements are for specific, incremental and identifiable advertising costs incurred by the Company to sell the vendor’s products. If a vendor reimbursement exceeds the costs incurred by the Company, the excess reimbursement is recorded as a reduction of cost purchases from the vendor and reflected as a reduction of costs of merchandise sold when the related merchandise is sold. All other amounts are recognized by the Company as a reduction of the related advertising costs that have been incurred and reflected in selling, general and administrative expenses.
Income Taxes
          Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against net deferred tax assets. The process involves the Company summarizing temporary differences resulting from differing treatment of items (e.g., allowance for doubtful accounts) for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The Company must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and, to the extent the Company does not believe recovery of the deferred tax asset is more-likely-than-not, a valuation allowance must be established. To the extent the Company establishes a valuation allowance in a period, an expense must be recorded within the income tax provision in the statement of income.
          Net deferred tax assets were $29.7 million and $33.1 million at January 29, 2005 and January 31, 2004, respectively. In assessing the realizability of the deferred tax assets, the Company considered whether it was more-likely-than-not that the deferred tax assets, or a portion thereof, will not be realized. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and limitations pursuant to Section 382 of the Internal Revenue Code (“Section 382”). As a result, the Company concluded that a valuation allowance against a portion of the net deferred tax assets was appropriate. A total valuation allowance of $58.1 million and $56.6 million was recorded at January 29, 2005 and January 31, 2004, respectively. The valuation allowance increase was due to final purchase accounting adjustments during the third quarter of fiscal 2004 and the impact of general operations and tax deductions in fiscal 2004. If actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to adjust its valuation allowance, which could materially impact its financial position and results of operations.
          The Company recorded $86.6 million of net deferred tax assets in connection with the October 24, 2003 acquisition of Elder-Beerman; a valuation allowance of $47.7 million was established against these deferred tax assets. Any future reduction to the valuation allowance established against deferred tax assets acquired in connection with the acquisition of Elder-Beerman would first reduce intangible assets and then, to the extent the valuation allowance reduction exceeds the current book value of intangible assets (approximately $3.8 million at January 29, 2005), would reduce the current income tax provision.
          As of January 29, 2005, the Company had federal and state net operating loss carry-forwards of $75.6 million and $358.3 million, respectively, which are available to offset future federal and state taxable income — subject to certain limitations imposed by Section 382. These net operating losses will expire at various dates beginning in fiscal 2009 through fiscal 2023. The Company acquired federal and state net operating loss carry-forwards of $76.0 million and $195.8 million, respectively, in connection with the acquisition of Elder-Beerman.
          As of January 29, 2005, the Company had alternative minimum tax credits and general business credits in the amount of $2.1 million and $0.6 million, respectively. Both credits are also subject to the limitations imposed by Section 382. The alternative minimum tax credits are available indefinitely, and the general business credits expire in fiscal 2007 and fiscal 2008. The Company acquired these alternative minimum tax credits and general business credits in connection with the acquisition of Elder-Beerman.

          Legislative changes currently proposed by certain states in which the Company operates could have a materially adverse impact on future operating results of the Company. These legislative changes principally involve state income tax laws.
Long-lived Assets
          Property, fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in the Company’s business model or capital strategy can result in the actual useful lives differing from the Company’s estimates. In cases where the Company determines that the useful life of property, fixtures and equipment should be shortened, the Company depreciates the net book value in excess of the salvage value over its revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or leasehold improvements could also result in shortened useful lives. Net property, fixtures and equipment amounted to $168.3 million and $177.6 million at January 29, 2005 and January 31, 2004, respectively.
          The Company assesses, on a store-by-store basis, the impairment of identifiable long-lived assets — primarily property, fixtures and equipment — whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include the following:

•	Significant under-performance of stores relative to historical or projected future operating results,

•	Significant changes in the manner of the Company’s use of assets or overall business strategy, and

•	Significant negative industry or economic trends for a sustained period.
          SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), requires the Company to recognize an impairment loss if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Cash flow estimates are based on historical results adjusted to reflect the Company’s best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Estimates of fair value represent the Company’s best estimate based on industry trends and reference to market rates and transactions. Should cash flow estimates differ significantly from actual results, an impairment could arise and materially impact the Company’s financial position and results of operations. Given the seasonality of operations, impairment is not conclusive, in many cases, until after the holiday period in the fourth quarter is concluded.
          Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type, store location, current marketplace awareness of the Company’s private label brands, local customer demographic data and current fashion trends are all considered in determining the time-frame required for a store to achieve positive financial results. If conditions prove to be substantially different from the Company’s expectations, the carrying value of new stores’ long-lived assets may ultimately become impaired.
          In fiscal 2004 and 2003, the Company evaluated the recoverability of its long-lived assets in accordance with SFAS No. 144. As a result, impairment losses of approximately $0.9 million and $0.8 million were recorded in depreciation and amortization expense in fiscal 2004 and 2003, respectively. Included in the impairment loss in fiscal 2004 is $0.3 million related to the write-down of an intangible asset at one store location.

          In fiscal 2003, a charge of $2.4 million was recorded in depreciation and amortization expense for the write-off of duplicate information systems software due to the acquisition of Elder-Beerman. This charge arose due to the decision to use Elder-Beerman’s point-of-sale system in all of the Company’s stores.
Goodwill and Intangible Assets
          Goodwill was $3.0 million at January 29, 2005 and January 31, 2004. Intangible assets are principally comprised of lease interests that relate to below-market-rate leases acquired in store acquisitions completed in fiscal years 1992 through 2003, which were adjusted to reflect fair market value. These lease-related interests are being amortized on a straight-line method. At January 29, 2005, these lease-related interests had average remaining lives of seventeen years for amortization purposes. Net intangible assets totaled $9.4 million and $6.4 million at January 29, 2005 and January 31, 2004, respectively.
          In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company reviews goodwill and other intangible assets that have indefinite lives for impairment at least annually or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. The Company determines fair value using a discounted cash flow analysis methodology, which requires certain assumptions and estimates regarding industry economic factors and future profitability of acquired businesses. It is the Company’s policy to conduct impairment testing based on its most current business plans, which reflect anticipated changes in the economy and the industry. If actual results prove inconsistent with Company assumptions and judgments, the Company could be exposed to a material impairment charge. The Company completed a review of the carrying value of goodwill, in accordance with SFAS No. 142, at January 29, 2005 and determined that goodwill was not impaired.
Securitizations
          A significant portion of the Company’s funding is through off-balance-sheet credit card securitizations via sales of certain accounts receivable through an accounts receivable facility (the “facility”). The sale of receivables is to The Bon-Ton Receivables Partnership, LP (“BTRLP”), a special purpose entity as defined by SFAS No. 140. BTRLP is a wholly owned subsidiary of the Company. BTRLP may sell accounts receivable with a purchase price up to $250.0 million through the facility to a conduit on a revolving basis.
          The Company sells accounts receivable through securitizations with servicing retained. When the Company securitizes, it surrenders control over the transferred assets and accounts for the transaction as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The Company allocates the previous carrying amount of the securitized receivables between the assets sold and retained interests, based on their relative estimated fair values at the date of sale. Securitization income is recognized at the time of the sale, and is equal to the excess of the fair value of the assets obtained (principally cash) over the allocated cost of the assets sold and transaction costs. During the revolving period of each accounts receivable securitization, securitization income is recorded representing estimated gains on the sale of new receivables to the conduit on a continuous basis to replenish the investors’ interest in securitized receivables that have been repaid by the credit card account holders. Fair value estimates used in the recognition of securitization income require certain assumptions of payment, default, servicing costs (direct and indirect) and interest rates. To the extent actual results differ from those estimates, the impact is recognized as a component of securitization income.
          The Company estimates the fair value of retained interests in securitizations based on a discounted cash flow analysis. The cash flows of the interest-only strip are estimated as the excess of the weighted average finance charge yield on each pool of receivables sold over the sum of the interest rate paid to the note holder, the servicing fee and an estimate of future credit losses over the life of the receivables. Cash flows are discounted from the date the cash is expected to become available to the Company. These cash flows are projected over the life of the receivables using payment, default, and interest rate assumptions that the Company believes would be used by market participants for similar financial instruments subject to prepayment, credit and interest rate risk. The cash flows are discounted using an interest rate that the Company believes a purchaser unrelated to the seller of the financial instrument would demand. As all estimates used are influenced by factors outside the Company’s control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term. Any adverse change in the Company’s assumptions could materially impact securitization income.
          The Company recognized securitization income of $9.1 million, $8.0 million and $8.9 million for fiscal 2004, 2003, and 2002, respectively. The increase in income in fiscal 2004 relative to fiscal 2003 was principally due to increased sales of accounts receivable through the facility, resulting in a $13.6 million finance charge income increase, largely offset by higher interest costs, credit losses, and servicing fees. The decreased securitization income in fiscal 2003 relative to fiscal 2002 was principally a reflection of decreased sales of accounts receivable, resulting in a $1.9 million decrease in finance charge income, partially offset by a $1.0 million reduction in interest costs.
Operating Leases
          The Company leases a majority of its retail stores under operating leases. Many of the lease agreements contain rent holidays, rent escalation clauses and contingent rent provisions — or some combination of these items. The Company recognizes rent expense on a straight-line basis over the accounting lease term, which includes cancelable option periods where failure to exercise such options would result in an economic penalty. In calculating straight-line rent expense, the Company utilizes an accounting lease term that equals or exceeds the time period used for depreciation. Additionally, the commencement date of the accounting lease term reflects the earlier of the date the Company becomes legally obligated for the rent payments or the date the Company takes possession of the building for initial construction and setup.
          In a February 2005 letter to the American Institute of Certified Public Accountants, the SEC clarified its position regarding certain lease accounting practices. The SEC’s letter specifically addressed the depreciable life of leasehold improvements, rent holidays and landlord-tenant incentives. Similar to other retailers, the Company reviewed its historical treatment of these lease issues. After assessing its findings using the guidelines in SEC Staff Accounting Bulletin No. 99, the Company recorded a cumulative pre-tax expense of $0.5 million in the fourth quarter of fiscal 2004 and concluded that restatement of the Company’s financial statements for prior years would not be required.

Future Accounting Changes
          In December 2004, the Financial Accounting Standards Board issued SFAS 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and it supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123R is effective as of the beginning of the Company’s third quarter of fiscal 2005. The full impact of SFAS No. 123R adoption cannot be predicted at this time as it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 of the Notes to Consolidated Financial Statements. SFAS No. 123R also requires that benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company is unable to estimate what those amounts will be in the future as they depend on, among other things, when employees exercise stock options.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market Risk and Financial Instruments
          The Company is exposed to market risk associated with changes in interest rates. Based on the variable-rate facilities outstanding at January 29, 2005, a 100 basis-point increase in interest rates would result in an approximate $1.3 million charge to interest expense. To provide some protection against potential rate increases associated with its variable-rate facilities, the Company entered into a derivative financial transaction in the form of an interest rate swap. The interest rate swap is used to hedge a portion of the underlying variable-rate facilities. The swap is a qualifying hedge and the interest rate differential is reflected as an adjustment to interest expense over the life of the swap. The Company currently holds a “variable-to-fixed” rate swap with a notional amount of $30.0 million with one financial institution. The notional amount does not represent amounts exchanged by the parties; rather, it is used as the basis to calculate amounts due and to be received under the rate swap. During fiscal 2004 and 2003, the Company did not enter into or hold derivative financial instruments for trading purposes.
          The following table provides information about the Company’s derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates at January 29, 2005. For interest rate swaps, the table presents notional amounts and weighted average pay and receive interest rates by expected maturity date. For additional discussion of the Company’s interest rate swap, see Note 6 in the Notes to Consolidated Financial Statements.

	Expected Maturity Date By Fiscal Year

(Dollars in						There-		Fair
thousands)	2005	2006	2007	2008	2009	after	Total	Value

Debt:
Fixed-rate debt	$869	$961	$1,065	$1,178	$1,303	$13,400	$18,776	$21,980
Average fixed rate	9.62%	9.62%	9.62%	9.62%	9.62%	9.28%	9.37%
Variable-rate debt	—	—	$160,350	—	—	—	$160,350	$160,350
Average variable rate	—	—	3.96%	—	—	—	3.96%
Interest Rate Derivatives:
Interest rate swap
Variable-to-fixed	—	$30,000	—	—	—	—	$30,000	$(689)
Average pay rate	—	5.43%	—	—	—	—	5.43%
Average receive rate	—	1.54%	—	—	—	—	1.54%

Seasonality and Inflation
          The Company’s business, like that of most retailers, is subject to seasonal fluctuations, with the major portion of sales and income realized during the second half of each fiscal year, which includes the back-to-school and holiday seasons. See Note 15 in the Notes to Consolidated Financial Statements for the Company’s quarterly results for fiscal 2004 and 2003. Due to the fixed nature of certain costs, selling, general and administrative expenses are typically higher as a percentage of net sales during the first half of each fiscal year.

          Because of the seasonality of the Company’s business, results for any quarter are not necessarily indicative of results that may be achieved for a full fiscal year. In addition, quarterly operating results are impacted by the timing and amount of revenues and costs associated with the opening of new stores and the closing and remodeling of existing stores.
          The Company does not believe inflation had a material effect on operating results during the past three years. However, there can be no assurance that the Company’s business will not be affected by inflationary adjustments in the future.

Item 8.	Consolidated Financial Statements and Supplementary Data.
          Information called for by this item is set forth in the Company’s Consolidated Financial Statements and Financial Statement Schedule contained in this report and is incorporated herein by this reference. See index at page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
          None.

Item 9A.	Controls and Procedures.
          Attached as exhibits to this Form 10-K are certifications of the Company’s Chief Executive Officer and Chief Financial Officer, which are required by Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. This section should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures
          The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are effective.

Management Report on Internal Control over Financial Reporting
          The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
          Management assessed the Company’s internal control over financial reporting as of January 29, 2005, the end of the Company’s fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company’s overall control environment.
          Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The results of management’s assessment were reviewed with the Audit Committee of the Company’s Board of Directors.
          KPMG LLP audited management’s assessment and independently assessed the effectiveness of the Company’s internal control over financial reporting. KPMG LLP has issued an attestation report concurring with management’s assessment, which is included below.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
The Bon-Ton Stores, Inc.:
          We have audited management’s assessment, included in the Management Report on Internal Control over Financial Reporting presented above, that The Bon-Ton Stores, Inc. maintained effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bon-Ton Stores, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
          A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unau-

thorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
          In our opinion, management’s assessment that The Bon-Ton Stores, Inc. maintained effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, The Bon-Ton Stores, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Bon-Ton Stores, Inc. and subsidiaries as of January 29, 2005 and January 31, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 29, 2005, and the related financial statement schedule, and our report dated April 12, 2005 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.
/s/ KPMG LLP
Philadelphia, Pennsylvania
April 12, 2005

Inherent Limitations on Effectiveness of Controls
          The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls or internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting
          Other than as described below, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
          Throughout the fourth quarter of fiscal 2004, the Company was in the process of integrating the operations of Elder-Beerman. As part of the integration, the Company modified the functional areas or locations responsible for certain transaction processing and certain processes over financial data collection, consolidation and reporting. As a result, the Company modified the design and operation of certain elements of its internal control over financial reporting. Integration efforts and related modifications, as described above, continued into the first quarter of fiscal 2005, including certain changes to merchandise inventory tracking and costing systems, merchandise sales price management systems and general ledger interfaces. The Company believes it has taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this period of change.

Item 9B.	Other Information.
          The Company inadvertently failed to file a Report on Form 8-K in October 2003 in connection with a blackout period on participants in the Company’s 401(k) plan from October 13, 2003 to October 17, 2003 resulting from a change in the funds available to participants in the 401(k) plan.

PART III

Item 10.	Directors and Executive Officers of the Registrant.
          As part of our system of corporate governance, our Board of Directors has adopted a Code of Ethical Standards and Business Practices applicable to all directors, officers and associates. This Code is available on our website at www.bonton.com.
          The information regarding executive officers is included in Part I under the heading “Executive Officers.” The remainder of the information called for by this Item will be contained in the Company’s Proxy Statement and is hereby incorporated by reference thereto.

Item 11.	Executive Compensation.
          The information called for by this Item will be contained in the Company’s Proxy Statement and is hereby incorporated by reference thereto (other than the information called for by Items 402(k) and (l) of Regulation S-K, which is not incorporated herein by reference).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
          The information called for by this Item will be contained in the Company’s Proxy Statement and is hereby incorporated by reference thereto.

Item 13.	Certain Relationships and Related Transactions.
          The information called for by this Item will be contained in the Company’s Proxy Statement and is hereby incorporated by reference thereto.

Item 14.	Principal Accountant Fees and Services.
          The information called for by this Item will be contained in the Company’s Proxy Statement and is hereby incorporated by reference thereto.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
          (a) The following documents are filed as part of this report:

1. Consolidated Financial Statements — See the Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1.

2. Financial Statement Schedule — See the Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1.
          (b) The following are exhibits to this Form 10-K and, if incorporated by reference, the Company has indicated the document previously filed with the Commission in which the exhibit was included.

Exhibit No.		Description	Document if Incorporated by Reference

3.1		Articles of Incorporation	Exhibit 3.1 to the Report on Form 8-B, File No. 0-19517 (“Form 8-B”)
3.2		Bylaws	Exhibit 3.2 to Form 8-B
10.1		Shareholders’ Agreement among the Company and the shareholders named therein	Exhibit 10.3 to Amendment No. 2 to the Registration Statement on Form S-1, File No. 33-42142 (“1991 Form S-1”)
*10.2 **		Employment Agreement with David B. Zant
*10.3 **		Employment Agreement with James M. Zamberlan
*10.4	(a)	Employment Agreement with James H. Baireuther	Exhibit 10.4 to the Annual Report on Form 10-K for the fiscal year ended February 2, 2002 (“2001 Form 10-K”)
*	(b)	Amendment to Employment Agreement with James H. Baireuther	Exhibit 10.3(b) to the Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (“2003 Form 10-K”)
*10.5	(a)	Employment Agreement with Byron L. Bergren	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 (“7/31/04 10-Q”)
*	** (b)	Amendment No. 1 to Employment Agreement with Byron L. Bergren
*10.6		Executive Transition Agreement with M. Thomas Grumbacher	Exhibit 10.1 to the Form 8-K filed on March 11, 2005
*10.7		Form of severance agreement with certain executive officers	Exhibit 10.14 to Form 8-B
*10.8		Supplemental Executive Retirement Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended August 4, 2001
*10.9		Amended and Restated 1991 Stock Option and Restricted Stock Plan	Exhibit 4.1 to the Registration Statement on Form S-8, File No. 333-36633

Exhibit No.		Description	Document if Incorporated by Reference

*10.10		Amended and Restated 2000 Stock Incentive Plan	Exhibit 99.1 to the 7/31/04 10-Q
*10.11		Phantom Equity Replacement Stock Option Plan	Exhibit 10.18 to the 1991 Form S-1
10.12	(a)	Sublease of Oil City, Pennsylvania store between the Company and Nancy T. Grumbacher, Trustee	Exhibit 10.16 to the 1991 Form S-1
	(b)	First Amendment to Oil City, Pennsylvania sublease	Exhibit 10.22 to Amendment No. 1 to the 1991 Form S-1
	(c)	Corporate Guarantee with respect to Oil City, Pennsylvania lease	Exhibit 10.26 to Amendment No. 1 to the 1991 Form S-1
10.13	(a)	Second Amended and Restated Credit Agreement dated as of October 24, 2003 among General Electric Capital Corporation, The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp. and the other credit parties and lenders parties thereto.	Exhibit 99.1 to the Form 8-K filed on November 7, 2003 (“11/7/03 8-K”)
	(b)	First Amendment to Credit Agreement	Exhibit 10.13(b) to the 2003 Form 10-K
	(c)	Credit Agreement Consent and Amendment No. 2	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended October 30, 2004 (“10/30/04 10-Q”)
	(d)	Credit Agreement Amendment No. 3	Exhibit 10.3 to the 10/30/04 10-Q
10.14		Stock Purchase Agreement dated as of October 23, 2003 between The Bon-Ton Stores, Inc. and Tim Grumbacher	Exhibit 99.2 to the 11/7/03 8-K
10.15		Registration Rights Agreement dated as of October 31, 2003 between The Bon- Ton Stores, Inc. and Tim Grumbacher	Exhibit 99.3 to the 11/7/03 8-K
10.16		Master Amendment to Receivables Purchase Agreement dated as of October 24, 2003 among The Bon-Ton Receivables Partnership, L.P., BTRGP, Inc., Falcon Asset Securitization Corporation, Charta, LLC and EagleFunding Corporation, certain financial institutions party thereto as investors, Bank One, N.A., Citicorp North America, Inc. and Fleet Securities, Inc.	Exhibit 99.4 to the 11/7/03 8-K
10.17		Amendment No. 1 to Transfer Agreement dated as of October 24, 2003 by and between The Bon-Ton Department Stores, Inc. and The Bon-Ton Receivables Partnership, L.P.	Exhibit 99.5 to the 11/7/03 8-K

Exhibit No.		Description	Document if Incorporated by Reference

10.18		Omnibus Amendment No. 1 dated as of October 24, 2003 among The El-Bee Receivables Corporation, The El-Bee Chargit Corp., Deutsche Bank Trust Company Americas, Citicorp North America, Inc., Citibank, N.A., CRC Funding, LLC, Fleet Securities, Inc., Fleet National Bank, EagleFunding Corporation, Bank One, NA and Falcon Asset Securitization Corporation.	Exhibit 99.6 to the 11/7/03 8-K
10.19		Waiver Letter dated as of October 24, 2003 among The El-Bee Receivables Corporation, The El-Bee Chargit Corp., Citicorp North America, Inc., Fleet Securities, Inc., CRC Funding, LLC, EagleFunding Corporation, Citibank, NA, Fleet National Bank and Deutsche Bank Trust Company Americas.	Exhibit 99.7 to the 11/7/03 8-K
10.20	(a)	Bon-Ton Receivable Master Note Trust as of January 30, 2004 among The Bon-Ton Stores, Inc., The Bon-Ton Corp., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores, Corp., The Bon-Ton Receivables Partnership, L.P., Wachovia Bank, N.A., Wilmington Trust Company, Bank One, N.A., Citicorp North America, Inc., Citibank, N.A., Falcon Asset Securitization Corporation, Charta, LLC and General Electric Capital Corporation.	Exhibit 10.20 to the 2003 Form 10-K
	(b)	Amendment No. 1 to Note Purchase Agreement	Exhibit 10.2 to the 10/30/04 10-Q
**	(c)	Master Amendment Agreement No. 1 to Transfer and Servicing Agreement, Performance Undertaking, Note Purchase Agreement, Administration Agreement, Indenture Supplement, Master Indenture
21**		Subsidiaries of The Bon-Ton
23**		Consent of KPMG LLP
31.1**		Certification of Byron L. Bergren
31.2**		Certification of James H. Baireuther
32**		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Constitutes a management contract or compensatory plan or arrangement.

**	Filed herewith.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BON-TON STORES, INC.

By:	/s/ Byron L. Bergren

Byron L. Bergren
President and Chief Executive Officer
and Director
Dated: April 12, 2005
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Tim Grumbacher Tim Grumbacher	Executive Chairman of the Board	April 12, 2005

/s/ Byron L. Bergren Byron L. Bergren	President and Chief Executive Officer and Director	April 12, 2005

/s/ James H. Baireuther James H. Baireuther	Vice Chairman, Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer)	April 12, 2005

/s/ Keith E. Plowman Keith E. Plowman	Senior Vice President, Finance (Principal Accounting Officer)	April 12, 2005

/s/ Robert B. Bank Robert B. Bank	Director	April 12, 2005

/s/ Philip M. Browne Philip M. Browne	Director	April 12, 2005

/s/ Shirley A. Dawe Shirley A. Dawe	Director	April 12, 2005

/s/ Marsha M. Everton Marsha M. Everton	Director	April 12, 2005

/s/ Michael L. Gleim Michael L. Gleim	Director	April 12, 2005

Signature	Capacity	Date

/s/ Robert E. Salerno Robert E. Salerno	Director	April 12, 2005

/s/ Thomas W. Wolf Thomas W. Wolf	Director	April 12, 2005

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
The Bon-Ton Stores, Inc.:
          We have audited the accompanying consolidated balance sheets of The Bon-Ton Stores, Inc. and subsidiaries as of January 29, 2005 and January 31, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 29, 2005. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bon-Ton Stores, Inc. and subsidiaries as of January 29, 2005 and January 31, 2004, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 29, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Bon-Ton Stores, Inc.’s internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 12, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Philadelphia, Pennsylvania
April 12, 2005

THE BON-TON STORES, INC.
CONSOLIDATED BALANCE SHEETS

	January 29,	January 31,
(In thousands except share and per share data)	2005	2004

Assets
Current assets:
Cash and cash equivalents	$25,222	$19,890
Retained interest in trade receivables and other, net of allowance for doubtful accounts and sales returns of $6,416 and $6,299 at January 29, 2005 and January 31, 2004, respectively	94,475	104,679
Merchandise inventories	294,152	257,372
Prepaid expenses and other current assets	14,483	14,683
Deferred income taxes	4,819	8,825

Total current assets	433,151	405,449

Property, fixtures and equipment at cost, net of accumulated depreciation and amortization of $198,974 and $172,500 at January 29, 2005 and January 31, 2004, respectively	168,304	177,610
Deferred income taxes	24,908	24,252
Goodwill and intangible assets, net of accumulated amortization of $5,364 and $4,672 at January 29, 2005 and January 31, 2004, respectively	12,365	9,316
Other assets	9,674	13,273

Total assets	$648,402	$629,900

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$103,397	$88,118
Accrued payroll and benefits	25,361	35,328
Accrued expenses	46,646	44,065
Current maturities of long-term debt	869	1,113
Current maturities of obligations under capital leases	939	1,797
Income taxes payable	4,817	13,531

Total current liabilities	182,029	183,952

Long-term debt, less current maturities	178,257	170,703
Obligations under capital leases, less current maturities	98	1,013
Other long-term liabilities	25,461	34,748

Total liabilities	385,845	390,416

Commitments and contingencies (Note 10)
Shareholders’ equity
Preferred Stock — authorized 5,000,000 shares at $0.01 par value; no shares issued	—	—
Common Stock — authorized 40,000,000 shares at $0.01 par value; issued shares of 13,568,977 and 13,055,740 at January 29, 2005 and January 31, 2004, respectively	136	131
Class A Common Stock — authorized 20,000,000 shares at $0.01 par value; issued and outstanding shares of 2,951,490 and 2,989,853 at January 29, 2005 and January 31, 2004, respectively	30	30
Treasury stock, at cost — shares of 337,800 at January 29, 2005 and January 31, 2004, respectively	(1,387)	(1,387)
Additional paid-in capital	119,284	114,687
Deferred compensation	(1,096)	(136)
Accumulated other comprehensive loss	(427)	(1,298)
Retained earnings	146,017	127,457

Total shareholders’ equity	262,557	239,484

Total liabilities and shareholders’ equity	$648,402	$629,900

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended

	January 29,	January 31,	February 1,
(In thousands except share and per share data)	2005	2004	2003

Net sales	$1,310,372	$926,409	$713,230
Other income	9,251	5,917	3,805

	1,319,623	932,326	717,035

Costs and expenses:
Costs of merchandise sold	830,414	591,256	452,072
Selling, general and administrative	415,921	273,426	217,375
Depreciation and amortization	27,809	25,634	22,783

Income from operations	45,479	42,010	24,805
Interest expense, net	13,437	9,049	9,436

Income before income taxes	32,042	32,961	15,369
Income tax provision	11,880	12,360	5,764

Net income	$20,162	$20,601	$9,605

Per share amounts —
Basic:
Net income	$1.27	$1.36	$0.63

Basic weighted average shares outstanding	15,918,650	15,161,406	15,192,471
Diluted:
Net income	$1.24	$1.33	$0.62

Diluted weighted average shares outstanding	16,253,254	15,508,560	15,394,231
The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
						Other
		Class A		Additional	Deferred	Compre-
	Common	Common	Treasury	Paid-in	Compen-	hensive	Retained
(In thousands)	Stock	Stock	Stock	Capital	sation	Loss	Earnings	Total

BALANCE AT FEBRUARY 2, 2002	$125	$30	$—	$107,467	$(408)	$(2,354)	$98,401	$203,261

Comprehensive income:
Net income	—	—	—	—	—	—	9,605	9,605
Amounts amortized into interest expense from accumulated other comprehensive loss, net of $627 tax effect	—	—	—	—	—	1,045	—	1,045
Change in fair value of cash flow hedges, net of $340 tax effect	—	—	—	—	—	(567)	—	(567)

Total comprehensive income	—	—	—	—	—	478	9,605	10,083
Common shares repurchased	—	—	(1,132)	—	—	—	—	(1,132)
Deferred compensation amortization	—	—	—	—	160	—	—	160
Tax impact of restricted shares	—	—	—	(8)	—	—	—	(8)
Cancellation of restricted shares	—	—	—	(44)	26	—	—	(18)

BALANCE AT FEBRUARY 1, 2003	125	30	(1,132)	107,415	(222)	(1,876)	108,006	212,346

Comprehensive income:
Net income	—	—	—	—	—	—	20,601	20,601
Change in fair value of cash flow hedges, net of $347 tax effect	—	—	—	—	—	578	—	578

Total comprehensive income	—	—	—	—	—	578	20,601	21,179
Dividends to shareholders, $0.075 per share	—	—	—	—	—	—	(1,150)	(1,150)
Stock options exercised	1	—	—	510	—	—	—	511
Common shares issued	5	—	—	6,495	—	—	—	6,500
Common shares repurchased	—	—	(255)	—	—	—	—	(255)
Issuance of stock under stock award plans	—	—	—	123	(123)	—	—	—
Deferred compensation amortization	—	—	—	—	209	—	—	209
Tax impact of stock options and restricted shares	—	—	—	186	—	—	—	186
Cancellation of restricted shares	—	—	—	(42)	—	—	—	(42)

BALANCE AT JANUARY 31, 2004	131	30	(1,387)	114,687	(136)	(1,298)	127,457	239,484

Comprehensive income:
Net income	—	—	—	—	—	—	20,162	20,162
Amounts amortized into interest expense from accumulated other comprehensive loss, net of $33 tax effect	—	—	—	—	—	53	—	53
Change in fair value of cash flow hedges, net of $503 tax effect	—	—	—	—	—	818	—	818

Total comprehensive income	—	—	—	—	—	871	20,162	21,033
Dividends to shareholders, $0.10 per share	—	—	—	—	—	—	(1,602)	(1,602)
Stock options exercised	4	—	—	2,308	—	—	—	2,312
Issuance of stock under stock award plans	1	—	—	1,540	(1,541)	—	—	—
Deferred compensation amortization	—	—	—	—	450	—	—	450
Tax impact of stock options and restricted shares	—	—	—	889	—	—	—	889
Cancellation of restricted shares	—	—	—	(140)	131	—	—	(9)

BALANCE AT JANUARY 29, 2005	$136	$30	$(1,387)	$119,284	$(1,096)	$(427)	$146,017	$262,557

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended

	January 29,	January 31,	February 1,
(In thousands)	2005	2004	2003

Cash flows from operating activities:
Net income	$20,162	$20,601	$9,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,809	25,634	22,783
Bad debt provision	3,339	3,825	1,357
Stock compensation expense	450	209	160
Gain on sale of property, fixtures and equipment	(148)	(913)	(2)
Cancellation of restricted shares	(9)	(42)	(18)
Decrease in other long-term assets	2,084	3,147	470
Decrease in deferred income tax assets	7,315	994	2,286
(Decrease) increase in other long-term liabilities	(582)	2,453	(1,446)
Net transfers of receivables to accounts receivable facility	15,512	83,488	(5,000)
Changes in operating assets and liabilities:
Increase in retained interest in trade receivables and other	(8,647)	(33,411)	(11,185)
(Increase) decrease in merchandise inventories	(36,244)	58,313	17,425
Decrease (increase) in prepaid expenses and other current assets	528	4,461	(2,416)
Increase (decrease) in accounts payable	12,443	(34,420)	(1,718)
(Decrease) increase in accrued expenses	(5,237)	3,871	2,420
(Decrease) increase in income taxes payable	(9,877)	17,728	(6,293)

Total adjustments	8,736	135,337	18,823

Net cash provided by operating activities	28,898	155,938	28,428

Cash flows from investing activities:
Capital expenditures	(31,523)	(20,257)	(14,806)
Acquisition, net of cash acquired	(185)	(97,644)	—
Proceeds from sale of property, fixtures and equipment	290	1,310	31

Net cash used in investing activities	(31,418)	(116,591)	(14,775)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(383,364)	(453,052)	(174,030)
Proceeds from issuance of long-term debt	388,900	415,635	170,850
Issuance of common stock	—	6,500	—
Common stock repurchased	—	(255)	(1,132)
Cash dividends paid	(1,602)	(1,150)	—
Stock options exercised	2,312	511	—
Deferred financing costs paid	(512)	(7,874)	(336)
Increase (decrease) in bank overdraft balances	2,118	3,432	(1,961)

Net cash provided by (used in) financing activities	7,852	(36,253)	(6,609)

Net increase in cash and cash equivalents	5,332	3,094	7,044
Cash and cash equivalents at beginning of period	19,890	16,796	9,752

Cash and cash equivalents at end of period	$25,222	$19,890	$16,796

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
          The Bon-Ton Stores, Inc., a Pennsylvania corporation, was incorporated on January 31, 1996 as the successor of a company incorporated on January 31, 1929, and currently operates, through its subsidiaries, 139 department stores and two furniture stores in sixteen states from the Northeast to the Midwest under the names “Bon-Ton” and “Elder-Beerman.” The Bon-Ton Stores, Inc. conducts its operations through one business segment.
1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
          The consolidated financial statements include the accounts of The Bon-Ton Stores, Inc. and its wholly owned subsidiaries (the “Company”). All intercompany transactions have been eliminated in consolidation. Results of operations for the year ended January 29, 2005 include The Elder-Beerman Stores Corp. operations for the entire fiscal year. Results of operations for the year ended January 31, 2004 include The Elder-Beerman Stores Corp. operations for the period from the acquisition date, October 24, 2003, through January 31, 2004 (see Note 2).
Estimates
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Fiscal Year
          The Company’s fiscal year ends on the Saturday nearer January 31, and consisted of fifty-two weeks for fiscal 2004, 2003 and 2002. Fiscal 2004, 2003 and 2002 ended on January 29, 2005, January 31, 2004 and February 1, 2003, respectively.
Reclassifications
          Certain prior year balances presented in the consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation. These reclassifications did not impact the Company’s net income for fiscal 2004, 2003 or 2002.
Cash and Cash Equivalents
          The Company considers all highly liquid short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents are generally overnight money market investments.
Allowance for Doubtful Accounts
          The Company owns and administers two proprietary credit card programs. The Company performs ongoing credit evaluations of its customers who hold the Company’s proprietary credit cards, and adjusts credit limits based upon payment history and the customer’s current credit-worthiness. The Company continually monitors collections and payments from customers and maintains an allowance for estimated credit losses based upon its historical experience and any specific customer collection issues identified (e.g., bankruptcy). While such credit losses have historically been within expectations and provisions established, the Company cannot guarantee

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
that it will continue to experience the same credit loss rates as in the past. If circumstances change (e.g., higher than expected defaults or bankruptcies), the Company’s estimates of the recoverability of amounts due the Company could be reduced by a material amount. The Company’s policy is to write-off receivables that have gone 180 days without a payment or for which the Company received notification of a customer bankruptcy; however, the Company may write-off certain receivables earlier as warranted by specific circumstances. The allowance for doubtful accounts and sales returns amounted to $6,416 and $6,299 at January 29, 2005 and January 31, 2004, respectively.
Merchandise Inventories
          For financial reporting and tax purposes, merchandise inventories are determined by the retail method using a LIFO (last-in, first-out) cost basis. Fiscal 2004 reflects income of $200 for LIFO valuations, after net realizable value assessments. There was no adjustment to costs of merchandise sold for LIFO valuations in fiscal 2003. Fiscal 2002 reflects a charge of $712 for LIFO valuations, after net realizable value assessments. If the first-in, first-out (FIFO) method of inventory valuation had been used instead of the LIFO method, merchandise inventories would have been lower by $6,837 and $6,637 at January 29, 2005 and January 31, 2004, respectively.
          Costs for merchandise purchases, product development and distribution are included in costs of merchandise sold. Inventories are pledged as collateral under certain debt agreements (see Note 5).
Property, Fixtures and Equipment: Depreciation and Amortization
          Depreciation and amortization of property, fixtures and equipment is computed using the straight-line method based upon the shorter of the remaining accounting lease term, if applicable, or the economic life which is reflected in the following average lives:

Buildings	20 to 40 years
Leasehold improvements	2 to 15 years
Fixtures and equipment	3 to 10 years
          No depreciation is recorded until property, fixtures and equipment are placed into service. The Company capitalizes interest incurred during the construction of new facilities or major improvements to existing facilities. The amount of interest costs capitalized is limited to the costs incurred during the construction period. Interest of $7, $1 and $3 was capitalized in fiscal years 2004, 2003 and 2002, respectively.
          Repair and maintenance costs are charged to operations as incurred. Property retired or sold is removed from asset and accumulated depreciation accounts and the resulting gain or loss is reflected in selling, general and administrative expense.
          Costs of major remodeling and improvements on leased stores are capitalized as leasehold improvements. Leasehold improvements are amortized over the shorter of the accounting lease term or the useful life of the asset. Capital leases are recorded at the lower of fair market value or the present value of future minimum lease payments. Capital leases are amortized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases.”
          In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company assesses the impairment of property, fixtures and equipment whenever events or changes in circumstances indicate that the carrying value may not

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
be recoverable. An impairment loss of approximately $900, $800 and $2,000 for certain store assets was recorded and is included as part of depreciation and amortization expense in fiscal 2004, 2003 and 2002, respectively (see Note 3). Included in the impairment loss in fiscal 2004 is $295 related to the write-down of an intangible asset at one store location. In addition, charges of $2,378 were recorded within depreciation and amortization expense in fiscal 2003 for the write-off of duplicate information systems software due to the acquisition of Elder-Beerman.
Goodwill and Intangible Assets
          Goodwill and intangible assets consist of the following:

	January 29,	January 31,
	2005	2004

Goodwill	$2,965	$2,965

Lease-related interests	$13,976	$10,828
Less: Accumulated amortization	(5,203)	(4,672)

Net lease-related interests	8,773	6,156
Trademarks	456	—
Less: Accumulated amortization	(132)	—

Net trademarks	324	—
Other intangibles	332	195
Less: Accumulated amortization	(29)	—

Net other intangibles	303	195

Total intangible assets	$9,400	$6,351

          In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company periodically reviews goodwill for impairment. This review is performed at least annually and may be performed more frequently if events or changes in circumstances indicate the carrying value of goodwill might exceed fair value. The Company determines fair value using discounted cash flow analysis, which requires certain assumptions and estimates regarding industry economic factors and future profitability. It is the Company’s policy to conduct impairment testing based on its most current business plans and forecasts, which reflect anticipated changes in the economy and the industry. The Company completed a review of the carrying value of goodwill, in accordance with SFAS No. 142, at January 29, 2005 and determined that goodwill was not impaired.
          Lease-related interests reflect below-market-rate leases purchased in store acquisitions completed in fiscal 1992 through 2003, which were adjusted to reflect fair market value. The lease-related interests are being amortized on a straight-line method. At January 29, 2005, these lease-related interests have average remaining lives of seventeen years for amortization purposes.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
          Amortization of $692 and $390 was recorded on total intangible assets during fiscal 2004 and 2003, respectively. The Company anticipates amortization on total intangible assets of approximately $1,033, $791, $674, $672 and $639 for fiscal 2005, 2006, 2007, 2008 and 2009, respectively.
Deferred Financing Fees
          Amounts paid by the Company to lenders to secure credit and accounts receivable securitization facilities are reflected in non-current other assets and are amortized over the term of the related facility. Amortization of credit facility costs and accounts receivable securitization facility costs are classified as interest expense and selling, general and administrative expense, respectively. Unamortized amounts at January 29, 2005 and January 31, 2004 were $4,574 and $7,494, respectively. Deferred financing fees amortized to expense for fiscal 2004, 2003 and 2002 were $3,432, $1,635 and $296, respectively.
Accrued Expenses
          Accrued expenses at January 29, 2005 and January 31, 2004 were comprised of the following:

	January 29,	January 31,
	2005	2004

Customer liabilities	$12,865	$10,178
Taxes	9,484	8,016
Rent	3,284	5,239
Capital expenditures	2,706	3,949
Elder-Beerman shares not tendered	2,059	2,716
Interest and cash flow hedges	2,702	2,678
Advertising	2,014	2,119
Other	11,532	9,170

Total	$46,646	$44,065

Income Taxes
          The Company accounts for income taxes according to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of the difference between the financial statement and income tax basis of assets and liabilities and from net operating losses and credit carryforwards (see Note 12).
Revenue Recognition
          The Company recognizes revenue at either the point-of-sale or at the time merchandise is delivered to the customer and all significant obligations have been satisfied. Sales are net of returns and exclude sales tax. The Company has a customer return policy allowing customers to return merchandise with proper documentation. A reserve is provided for estimated merchandise returns, based on historical returns experience, and is reflected as an adjustment to sales and costs of merchandise sold.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
Other Income
          Other income represents several items that produce revenue for the Company.
          The Company leases space to third parties in its stores and receives compensation based on a percentage of sales made in these departments. Leased department revenue was $5,192, $3,854 and $2,903 in fiscal 2004, 2003 and 2002, respectively.
          The Company receives revenues from customers for delivery of certain items and services (primarily associated with its furniture operations). In addition, the Company recovers a portion of its cost from the disposal of damaged or otherwise distressed merchandise. This revenue totaled $4,059, $2,063 and $902 in fiscal 2004, 2003 and 2002, respectively.
Advertising
          Advertising production costs are expensed the first time the advertisement is run. Media placement costs are expensed in the period the advertising appears. Total advertising expenses, net of vendor allowances, included in selling, general and administrative expenses for fiscal 2004, 2003 and 2002 were $63,496, $34,270 and $25,694, respectively. Prepaid expenses and other current assets include prepaid advertising costs of $1,250 and $1,032 at January 29, 2005 and January 31, 2004, respectively.
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
          Additionally, the Company receives allowances from vendors in connection with cooperative advertising programs. These amounts are recognized by the Company as a reduction of the related advertising costs that have been incurred and reflected in selling, general and administrative expenses. The Company reviews advertising allowances received from each vendor to ensure reimbursements are for specific, incremental and identifiable advertising costs incurred by the Company to sell the vendor’s products. If a vendor reimbursement exceeds the costs incurred by the Company, the excess reimbursement is recorded as a reduction of cost purchases from the vendor and reflected as a reduction of costs of merchandise sold when the related merchandise is sold.
Purchase Order Violations
          The Company, consistent with industry practice, mandates that vendor merchandise shipments conform to certain standards. These standards are usually defined in the purchase order and include items such as proper ticketing, security tagging, quantity, packaging, on-time delivery, etc. Failure by vendors to conform to these standards increases the Company’s merchandise handling costs. Accordingly, various purchase order violation charges are billed to vendors; these charges are reflected by the Company as a reduction of cost of sales in the period in which the respective violations occur. The Company establishes reserves for purchase order violations that may become uncollectable.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
Self-Insurance Liabilities
          The Company is self-insured for certain losses related to workers’ compensation and health insurance, although it maintains stop-loss coverage with third party insurers to limit exposures. The estimate of its self-insurance liability contains uncertainty since the Company must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and claims for incidents incurred but not reported as of the balance sheet date. When estimating its self- insurance liability, the Company considers a number of factors which include, but are not limited to, historical claim experience, demographic factors, severity factors and information provided by independent third-party advisors. The Company has not made any material changes in the accounting methodology used to establish its self-insurance liabilities during the past three fiscal years.
Revolving Charge Accounts
          Finance charge income and late fees on customer revolving charge accounts are reflected as a reduction of selling, general and administrative expenses. Finance charge income and late fees earned by the Company for fiscal 2004, 2003 and 2002, before considering costs of administering and servicing revolving charge accounts, were $59,491, $41,586 and $34,732, respectively. Finance charge income is a component of securitization income but is also recognized on retained interests in the securitized receivables (see Note 8). Late fees are not considered when calculating the gain on the sale of receivables; rather, they are recognized when earned.
Receivable Sales
          When the Company sells receivables in securitizations of credit card loans, it retains interest-only strips, subordinated interests and servicing rights, all of which are retained interests in the securitized receivables. Gain or loss on sale of the receivables depends in part on the previous carrying amount of financial assets involved in the transfer, allocated between the assets sold and retained interests, based on their relative fair value at the date of transfer. To obtain fair values, quoted market prices are generally not available for retained interests and the Company estimates fair value based on the present value of future expected cash flows using management’s best estimates of key assumptions — credit losses, prepayment impact and an appropriate discount rate commensurate with the risks involved. Factors impacting this estimate of fair value are updated each quarter based on the historical performance of the Company’s credit card portfolio. Similar to other estimates used that are influenced by factors outside the Company’s control, uncertainty is inherent in these estimates, making it reasonably possible that they could change in the near term.
Fair Value of Financial Instruments
          The carrying value of the Company’s cash and cash equivalents, retained interest in trade and other receivables, short-term debt and obligations under capital leases, approximate fair value. The Company discloses the fair value of its long-term debt and derivative financial instrument in Note 5 and Note 6, respectively. Fair value estimates for the Company’s long-term debt and derivative financial instrument are based on market prices, when available, or are derived from discounted cash flow analyses.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
Concentration of Credit Risk
          Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company manages the credit risk associated with cash and cash equivalents by maintaining cash accounts and investing with high-quality institutions. The Company maintains cash accounts, primarily on an overnight basis, which may exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of such limits. The Company believes that it is not exposed to any significant risks related to its cash accounts.
Operating Leases
          The Company leases a majority of its retail stores under operating leases. Many of the lease agreements contain rent holidays, rent escalation clauses and contingent rent provisions — or some combination of these items. The Company recognizes rent expense on a straight-line basis over the accounting lease term, which includes cancelable option periods where failure to exercise such options would result in an economic penalty. In calculating straight-line rent expense, the Company utilizes an accounting lease term that equals or exceeds the time period used for depreciation. Additionally, the commencement date of the accounting lease term reflects the earlier of the date the Company becomes legally obligated for the rent payments or the date the Company takes possession of the building for initial construction and setup. The excess of rent expense over the actual cash paid is recorded as deferred rent.
          In a February 2005 letter to the American Institute of Certified Public Accountants, the Securities and Exchange Commission (the “SEC”) clarified its position regarding certain lease accounting practices. The SEC’s letter specifically addressed the depreciable life of leasehold improvements, rent holidays and landlord-tenant incentives. Similar to other retailers, the Company reviewed its historical treatment of these lease issues. After assessing its findings using the guidelines in SEC Staff Accounting Bulletin No. 99, the Company recorded a cumulative pre-tax expense of $465 in the fourth quarter of fiscal 2004 and concluded that restatement of the Company’s financial statements for prior years would not be required.
Stock-Based Compensation
          The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation” issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded only if the current market price of the underlying stock on the date of the grant exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclo-

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
sure.” The following table illustrates the effect on net income if the fair-value-based method had been applied to all unvested awards in each period:

	Fiscal Year Ended

	January 29,	January 31,	February 1,
	2005	2004	2003

Net income, as reported	$20,162	$20,601	$9,605
Add: Total stock-based employee compensation included in net income	450	209	160
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(758)	(385)	(492)

Pro forma net income	$19,854	$20,425	$9,273

Earnings per share
Basic As reported	$1.27	$1.36	$0.63
Pro forma	1.25	1.35	0.61
Diluted As reported	$1.24	$1.33	$0.62
Pro forma	1.22	1.32	0.61
          All stock options impacting the periods in the above table were issued with an option exercise price equal to the per-share market price at the date of grant. The Company used the Black-Scholes option pricing model to calculate the fair value of all stock options at the grant date. The following assumptions were used:

	Fiscal Year Ended

	January 29,	January 31,	February 1,
	2005	2004	2003

Expected option term in years	7.7	7.7	7.7
Stock price volatility factor	52.4%	68.9%	68.9%
Dividend yield	0.7%	0.0%	0.0%
Risk-free interest rate	3.9%	3.0%	3.7%
Earnings Per Share
          The presentation of earnings per share (“EPS”) requires a reconciliation of the numerators and denominators used in basic and diluted EPS calculations. The numerator, net income, is identical in both calculations. The following table presents a reconciliation of the weighted average shares outstanding used in EPS calculations for each of fiscal 2004, 2003 and 2002:

	Fiscal 2004		Fiscal 2003		Fiscal 2002

	Shares	EPS	Shares	EPS	Shares	EPS

Basic Calculation	15,918,650	$1.27	15,161,406	$1.36	15,192,471	$0.63
Effect of dilutive shares —
Restricted shares	63,170		110,679		103,274
Options	271,434		236,475		98,486

Diluted Calculation	16,253,254	$1.24	15,508,560	$1.33	15,394,231	$0.62

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
          Options to purchase shares with exercise prices greater than average market price were excluded from the EPS calculations for fiscal 2004, 2003 and 2002 in the amounts of 72,790, 341,042 and 620,000, respectively, as they would have been antidilutive.
Future Accounting Changes
          In December 2004, the FASB issued SFAS 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R revises SFAS No. 123 and it supersedes APB No. 25 and its related implementation guidance. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123R is effective as of the beginning of the Company’s third quarter of fiscal 2005. The full impact of SFAS No. 123R adoption cannot be predicted at this time as it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share within the “Stock-Based Compensation” section, above. SFAS No. 123R also requires that benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company is unable to estimate what those amounts will be in the future as they depend on, among other things, when employees exercise stock options.

2.	ACQUISITION
          Effective October 24, 2003, pursuant to the Agreement and Plan of Merger dated as of September 15, 2003, among the Company, The Elder-Beerman Stores Corp. (“Elder-Beerman”) and Elder Acquisition Corp., an indirect wholly owned subsidiary of the Company (“Merger Sub”), Merger Sub was merged with and into Elder-Beerman with Elder-Beerman continuing as the surviving corporation and as an indirect wholly owned subsidiary of the Company (the “Merger”). Elder-Beerman was headquartered in Dayton, Ohio and operated sixty-seven department stores and two home furniture stores in Illinois, Indiana, Iowa, Kentucky, Michigan, Ohio, Pennsylvania, West Virginia and Wisconsin.
          Prior to the Merger, Merger Sub had acquired 10,892,494 shares of Elder-Beerman common stock, representing approximately 94% of the outstanding Elder-Beerman common stock, pursuant to a tender offer for all of the outstanding shares of Elder-Beerman common stock. The consideration paid pursuant to the tender offer was $8.00 per share. As a result of the Merger, each share of Elder-Beerman common stock outstanding at the effective time of the Merger was converted into the right to receive $8.00. On October 23, 2003, there were 11,585,457 shares of Elder-Beerman common stock outstanding. Following consummation of the Merger, the Elder-Beerman common stock was delisted from Nasdaq. As of January 29, 2005, the consolidated balance sheet of the Company includes a liability of $2,059 for Elder-Beerman common stock not yet tendered.
          The Company financed the Elder-Beerman acquisition by amending and restating its revolving credit facility agreement and accounts receivable facility agreements (see Note 5 and Note 8). In addition, the Company obtained equity financing in an aggregate amount of $6,500 from the then Chairman and Chief Executive Officer of the Company pursuant to a Stock Purchase Agreement dated as of October 23, 2003 under which the Company issued 476,890 shares, at fair market value, of the Company’s common stock.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
          The primary reason for the acquisition was the addition of the Elder-Beerman stores and the corresponding increase in geographic presence as well as the Company’s belief in the opportunity for enhanced growth and profitability.
          The Company’s consolidated balance sheet and consolidated statement of income for fiscal 2003 include Elder-Beerman operations for the period from October 24, 2003 through January 31, 2004. Elder-Beerman operations for fiscal 2003 reflected preliminary purchase accounting in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”), whereby the total purchase price was preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair values at acquisition date:

Preliminary Purchase Price

Purchase of common stock	$92,684
Settlement of stock options	7,436
Professional fees incurred	9,350

Total	$109,470

Preliminary Purchase Accounting

Cash and cash equivalents	$11,826
Trade and other accounts receivable	111,847
Merchandise inventories	167,068
Deferred income taxes	36,495
Property, fixtures and equipment	30,575
Other assets	9,474
Accounts payable	(65,831)
Debt	(143,501)
Obligations under capital leases	(2,914)
Other liabilities	(45,569)

Preliminary purchase price	$109,470

          During fiscal 2004, additional professional fees increased the total purchase price by $185, from $109,470 to $109,655. Additionally, the Company completed its final purchase accounting allocations during fiscal 2004 in accordance with SFAS No. 141. The Company obtained third party appraisals in order to determine the valuation of lease-related interests, trademarks and customer lists, which resulted in intangible assets of $4,096. There was a reduction in other assets of $1,699 related primarily to the write-off of capitalized costs relative to certain Elder-Beerman leases. Accrued expenses and other long-term liabilities decreased by $6,924, primarily due to the elimination of deferred rent associated with certain Elder-Beerman leases. Property, fixtures and equipment decreased by $12,101, largely as a result of the impact of the other final purchase price allocation adjustments based on the negative goodwill associated with the Elder-Beerman acquisition. In addition, deferred income tax assets increased by $2,429 based on the tax effect of the final allocation adjustments noted above.
          Intangible assets of $4,096 are comprised of the following items: Lease-related interests that relate to below-market-rate leases of $3,494 and trademarks and customer lists totaling $602.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The lease interests, trademarks and customer lists were assigned amortization lives of five to twenty years, three years and three years, respectively.
          In connection with the acquisition of Elder-Beerman, the Company developed integration plans resulting in involuntary terminations, employee relocations, and lease and other contract terminations. The liability for involuntary termination benefits covers approximately three hundred employees, primarily in general and administrative and merchandising functions. The Company expects to pay the balance of involuntary termination benefits and employee relocations in fiscal 2005, while the liability for terminated leases will be paid over the remaining contract periods (through 2030). Other contract terminations have been fully paid as of January 29, 2005. Liabilities recognized in connection with the acquisition and integration activity to date are as follows:

	Involuntary		Lease and
	Termination	Employee	Other Contract
	Benefits	Relocation	Termination	Total

Liability established in preliminary purchase accounting	$5,571	$1,637	$3,053	$10,261
Payments during fiscal 2003	—	(26)	—	(26)

Balance at January 31, 2004	5,571	1,611	3,053	10,235
Final purchase accounting adjustments	(698)	290	—	(408)
Payments during fiscal 2004	(3,352)	(1,513)	(1,895)	(6,760)

Balance at January 29, 2005	$1,521	$388	$1,158	$3,067

3.     LONG-LIVED ASSET IMPAIRMENT
          SFAS No. 144 requires the Company to recognize an impairment loss if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and the fair value of the asset. The Company evaluates the recoverability of its long-lived assets in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount of the long-lived asset exceeds its estimated cash flows, the carrying amount is written-down to a value established by a present value technique or a quoted market price. As a result of this evaluation, impairment losses of approximately $900, $800 and $2,000 were recorded in fiscal 2004, 2003 and 2002, respectively, and are included in depreciation and amortization expense. Included in the impairment loss in fiscal 2004 is $295 related to the write-down of an intangible asset at one store location.
          In fiscal 2003, the Company recorded charges totaling $2,378 for the write-off of duplicate information systems software due to the acquisition of Elder-Beerman.

4.	EXIT OR DISPOSAL ACTIVITIES
          Effective July 31, 2004, the Company closed its Pottstown, Pennsylvania store. Pre-tax charges related to this store closure of $1,756, reflected within selling, general and administrative expenses, were recorded during fiscal 2004. An agreement was entered into amending the lease termination date to July 31, 2004 from January 28, 2012, requiring the Company to pay a fee of $1,600. The remaining costs related to severance and logistics.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
          In October 2002, the Company announced it would discontinue its York, Pennsylvania distribution operations in April 2003 and that all merchandise processing functions would be consolidated into the Company’s existing Allentown, Pennsylvania distribution center. In addition, the Company announced it would close its Red Bank, New Jersey store in January 2003. The activities were completed as scheduled. The Company elected early adoption of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” for these exit activities and, in fiscal 2003 and 2002, recorded a net expense reduction of $4 and charges of $696, respectively, relating to the closures. These expenses related primarily to termination benefits for affected associates and other costs to consolidate the distribution centers. All reduction of expenses and charges were included within selling, general and administrative expense.
          Following is a reconciliation of accruals related to the Company’s closing activities:

	Fiscal Year Ended

	January 29,	January 31,	February 1,
	2005	2004	2003

Provisions:
Lease termination fee	$1,600	$—	$—
Associate termination benefits	29	58	346
Other closing costs	127	(62)	350

Total	1,756	(4)	696
Payments:
Lease termination fee	(1,600)	—	—
Associate termination benefits	(29)	(278)	(126)
Other closing costs	(127)	(193)	(95)

Total	(1,756)	(471)	(221)

Balance at fiscal year-end	$—	$—	$475

          At January 29, 2005, the remaining York, Pennsylvania distribution center rental obligation through lease expiration in December 2020 is $8,963. The Company continues to utilize a portion of this facility for its data processing operations center and storage for records, materials and supplies. The Company intends to assign the distribution center lease. The Company anticipates that the fair market value of any income received from such assignment will approximate the remaining rent obligation.
          During fiscal 2003, the Company sold its Harrisburg, Pennsylvania distribution center, resulting in a gain of $933 classified within selling, general and administrative expenses.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

5.	DEBT
          Debt consisted of the following:

	January 29,	January 31,
	2005	2004

Revolving credit agreement — expires October 24, 2007; interest payable periodically at varying rates (3.33% for fiscal 2004)	$141,350	$127,000
Term Loan — principal payable October 24, 2007; interest payable periodically at varying rates (8.62% for fiscal 2004)	19,000	25,000
Mortgage notes payable — principal payable in varying monthly installments through June 2016; interest payable monthly at 9.62%; secured by land and buildings	17,776	18,494
Mortgage note payable — principal payable January 1, 2011; interest payable monthly at 5.00% beginning February 1, 2006; secured by a building and fixtures	1,000	1,000
Installment note payable — principal payable in monthly installments through March 1, 2004	—	322

Total debt	179,126	171,816
Less: current maturities	(869)	(1,113)

Long-term debt	$178,257	$170,703

          Effective October 24, 2003, in connection with the acquisition of Elder-Beerman, the Company amended and restated its revolving credit facility agreement (the “credit agreement”). The amendment increased the revolving credit line from $150,000 to $300,000 and provided a term loan in the amount of $25,000. The Company reduced the term loan to $19,000 in June 2004. Borrowing availability is calculated based on eligible inventories, fixed assets and real estate. The revolving credit line interest rate, based on LIBOR or an index rate plus an applicable margin, and fee charges are determined by a formula based upon the Company’s borrowing availability. Under the credit agreement, the Company incurs fees at a rate of 0.375 percentage point on the unused line of credit. The term loan interest rate is based on LIBOR plus an applicable margin. The credit agreement contains restrictions against the incurrence of additional indebtedness, pledge or sale of assets, payment of dividends and other similar restrictions. Pursuant to the credit agreement, dividends paid by the Company may not exceed $7,500 over the life of the agreement, or $4,000 in any single year. Financial covenants contained in the credit agreement include the following: A limitation on fiscal 2005 capital expenditures of $53,477, minimum borrowing availability of $10,000 and a fixed charge coverage ratio of 1.0-to-1. The fixed charge coverage ratio is defined as earnings before interest, taxes, depreciation and amortization divided by interest expense, capital expenditures, tax payments and scheduled debt payments — measured at fiscal quarter-end based on the immediately preceding four fiscal quarters. As of January 29, 2005, the Company had borrowings of $160,350 and letter-of-credit commitments of $12,589, with $64,328 of borrowing availability (which is subject to the minimum borrowing availability covenant of $10,000).
          On May 17, 1996, the Company entered into a $23,400, twenty-year mortgage agreement secured by its four stores in Rochester, New York.
          The Company entered into a loan agreement with the City of Scranton, Pennsylvania on July 5, 2000. The loan provided $1,000 to be used in certain store renovations. The loan agreement

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
provides for interest payments beginning February 1, 2006 at a rate of 5.0% per annum. The principal balance is to be paid in full by January 1, 2011.
          The installment note payable, assumed through the acquisition of Elder-Beerman on October 24, 2003, relates to point-of-sale computer equipment. The installment note was fully paid in March 2004.
          The Company was in compliance with all loan agreement restrictions and covenants during fiscal 2004.
          The fair value of the Company’s debt, excluding interest rate swaps, was estimated at $182,330 and $174,769 at January 29, 2005 and January 31, 2004, respectively, and is based on an estimate of rates available to the Company for debt with similar features.
          Debt maturities by fiscal year as of January 29, 2005, are as follows:

2005	$869
2006	961
2007	161,415
2008	1,178
2009	1,303
2010 and thereafter	13,400

$179,126

6.	INTEREST RATE DERIVATIVES
          In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” the Company recognizes all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, the Company generally designates the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”). Changes in the fair value of a derivative that is designated as, and meets all required criteria for, a cash flow hedge are recorded in accumulated other comprehensive loss and reclassified into earnings as the underlying hedged item affects earnings. The portion of the change in fair value of a derivative associated with hedge ineffectiveness or the component of a derivative instrument excluded from the assessment of hedge effectiveness is recorded in current earnings. Also, changes in the entire fair value of a derivative that is not designated as a hedge are recorded in earnings. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as cash flow hedges to specific balance sheet liabilities.
          The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively for the respective derivative. In addition, if the forecasted transaction is no longer likely to occur, any amounts in accumulated other comprehensive loss related to the derivative are recorded in the statement of income for the current period.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
          It is the policy of the Company to identify on a continuing basis the need for debt capital and evaluate financial risks inherent in funding the Company with debt capital. Reflecting the result of this ongoing review, the debt portfolio and hedging program of the Company is managed to (1) reduce funding risk with respect to borrowings made or to be made by the Company to preserve the Company’s access to debt capital and provide debt capital as required for funding and liquidity purposes, and (2) reduce the aggregate interest rate risk of the debt portfolio in accordance with certain debt management parameters. The Company enters into interest rate swap agreements to change the fixed/variable interest rate mix of the debt portfolio in order to maintain the percentage of fixed-rate and variable-rate debt within parameters set by management. In accordance with these parameters, swap agreements are used to reduce interest rate risks and costs inherent in the Company’s debt portfolio. The Company currently has an interest rate swap contract outstanding to effectively convert a portion of its variable-rate debt to fixed-rate debt. This contract entails the exchange of fixed-rate and floating-rate interest payments periodically over the agreement life. The following table indicates the notional amounts as of January 29, 2005 and January 31, 2004 and the range of interest rates paid and received by the Company during the fiscal years ended on those respective dates:

	January 29,	January 31,
	2005	2004

Fixed swaps (notional amount)	$30,000	$30,000
Range of receive rate	1.13%-2.20%	1.11%-1.66%
Range of pay rate	5.43%	5.43%-5.88%
          The $30,000 interest rate swap held at January 29, 2005 will expire February 6, 2006. The net income or expense from the exchange of interest rate payments is included in interest expense. The estimated fair value of the interest rate swap agreement, based on dealer quotes, at January 29, 2005 and January 31, 2004, was an unrealized loss of $689 and $1,991, respectively, and represents the amount the Company would pay if the agreement was terminated as of said dates.
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
          Interest expense for fiscal 2004 includes losses related to interest rate hedges of $86, for fiscal 2003 includes net gains related to interest rate hedges of $1,714, and for fiscal 2002 includes net losses related to interest rate hedges of $1,395. As of January 29, 2005, the Company reflected accrued expenses of $689 to recognize the fair value of its interest rate swaps. All charges recorded pursuant to SFAS No. 133 are considered non-cash items in the Consolidated Statements of Cash Flows.
          As of January 29, 2005, it is expected that approximately $427 of net-of-tax losses in accumulated other comprehensive loss will be reclassified into earnings within the next twelve

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
months. As of January 29, 2005, the maximum time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is twelve months.

7.	INTEREST COSTS
          Interest and debt costs were:

	Fiscal Year Ended

	January 29,	January 31,	February 1,
	2005	2004	2003

Interest costs incurred	$13,539	$9,159	$9,526
Interest income	(95)	(109)	(87)
Capitalized interest, net	(7)	(1)	(3)

Interest expense, net	$13,437	$9,049	$9,436

Interest paid	$12,506	$10,414	$8,478

8.	SALE OF RECEIVABLES
          The Company securitizes its proprietary credit card portfolio through an accounts receivable facility (the “Facility”). The Facility agreement was amended and restated in October 2003 to extend the term through October 2004, modify the pricing and increase subordinated interest requirements. The Company entered into a new Facility agreement in January 2004 to increase the funding capacity while retaining all other material terms of the previous agreement. During October 2004, this agreement was amended to extend the expiration date from October 2004 to October 2005. Availability under the Facility is calculated based on the dollar balance and performance of the Company’s proprietary credit card portfolio. Financial covenants contained in the Facility agreement include the following: A limitation on fiscal 2005 capital expenditures of $53,477 and a fixed charge coverage ratio of 1.0-to-1. The fixed charge coverage ratio is defined as earnings before interest, taxes, depreciation and amortization divided by interest expense, capital expenditures, tax payments and scheduled debt payments — measured at fiscal quarter-end based on the immediately preceding four fiscal quarters.
          Under the Facility agreement, which is contingent upon receivables meeting certain performance criteria, the Company sells through The Bon-Ton Receivables Partnership, LP (“BTRLP”), a wholly owned subsidiary of the Company and qualifying special purpose entity under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” up to $250,000 of an undivided percentage interest in the receivables on a limited recourse basis. In connection with the Facility agreement, the Company retains servicing responsibilities, subordinated interests and an interest-only strip, all of which are retained interests in the securitized receivables. The Company retains annual servicing fees of 2.0% of the outstanding securitized accounts receivable balance and rights to future cash flows arising after investors in the securitization have received the return for which they contracted. The investors have no recourse to the Company’s other assets for failure of debtors to pay when due. The Company’s retained interests are subordinate to the investors’ interests. The value of the retained interest is subject to credit, prepayment and interest rate risks. The Company does not recognize a servicing asset or liability, as the amount received for servicing the receivables is a reasonable approximation of market rates and servicing costs.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
          As of January 29, 2005 and January 31, 2004, credit card receivables were sold under the Facility in the amount of $244,000 and $228,488, respectively, and the Company had subordinated interests of $84,821 and $96,755, respectively, related to the amounts sold that are included in the accompanying Consolidated Balance Sheets as retained interest in trade receivables. The Company accounts for its subordinated interest in the receivables in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company has not recognized any unrealized gains or losses on its subordinated interest, as the current carrying value of customer revolving charge accounts receivable is a reasonable estimate of fair value and average interest rates approximate current market origination rates. Subordinated interests as of January 29, 2005 and January 31, 2004 included restricted cash of $1,998 and $5,998, respectively, required pursuant to the terms of the Company’s Facility agreement.
          New receivables are sold on a continual basis to replenish each investor’s respective level of participation in receivables that have been repaid by credit card holders.
          During fiscal 2004, 2003 and 2002, the Company recognized securitization income of $9,146, $8,008, and $8,860, respectively, on securitization of credit card receivables. This income is reported as a component of selling, general and administrative expenses.
          Key economic assumptions used in measuring retained interests during the year were as follows:

Fiscal Year Ended

	January 29, 2005	January 31, 2004

Yield on credit cards	16.4% - 17.5%	16.1% - 16.4%
Payment rate	19.6% - 20.9%	18.9% - 19.5%
Interest rate on variable funding	4.2% - 4.7%	3.5% - 4.0%
Net charge-off rate	7.4% - 7.9%	7.3% - 7.9%
Residual cash flows discount rate	7.0%	7.0%
          The interest-only strip was recorded at its fair value of $1,220 and $1,325 at January 29, 2005 and January 31, 2004, respectively, and is included in retained interest in trade receivables on the Consolidated Balance Sheets. The following table shows key economic assumptions used in measuring the interest-only strip for fiscal 2004. The table also displays the sensitivity of the current fair value of residual cash flows in fiscal 2004 to immediate 10% and 20% adverse changes in assumptions:

		Decrease in
		Value Due to
		Adverse
		Changes

	Assumptions	10%	20%

Yield (annual rate)	16.7%	$954	$1,908
Payment rate	20.9%	142	284
Interest rate on variable and adjusted contracts	4.7%	268	536
Net charge-off rate	7.8%	449	898
Residual cash flows discount rate (annual rate)	7.0%	2	3
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
          The Company recognized servicing fees, which it reported as a component of selling, general and administrative expenses, of $4,415, $2,734 and $2,890 for fiscal 2004, 2003 and 2002, respectively. At January 29, 2005, $8,053 of the total managed credit card receivables were 61 days or more past due. Net credit losses on the total managed credit card receivables were $13,480, $7,575, and $7,364 for fiscal 2004, 2003 and 2002, respectively.

9.	PROPERTY, FIXTURES AND EQUIPMENT
          At January 29, 2005 and January 31, 2004, property, fixtures and equipment and related accumulated depreciation and amortization consisted of:

	January 29,	January 31,
	2005	2004

Land and improvements	$2,801	$2,931
Buildings and leasehold improvements	193,829	189,383
Furniture and equipment	167,104	152,965
Buildings and equipment under capital leases	3,544	4,831

	367,278	350,110
Less: Accumulated depreciation and amortization	(198,974)	(172,500)

Net property, fixtures and equipment	$168,304	$177,610

          Property, fixtures and equipment with a net book value of $24,414 and $26,096 were pledged as collateral for secured loans at January 29, 2005 and January 31, 2004, respectively.

10.	COMMITMENTS AND CONTINGENCIES

Leases
          The Company is obligated under capital and operating leases for a major portion of its store properties. Certain leases provide for additional rental payments based on a percentage of sales in excess of a specified base (contingent rentals) and for payment by the Company of operating costs (taxes, maintenance and insurance), both of which vary by lease. Also, selling space has been licensed to other retailers (leased departments) in many of the Company’s facilities.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
          At January 29, 2005, future minimum lease payments for the fixed noncancelable terms of operating leases and the present value of net minimum lease payments under capital leases are as follows:

Fiscal Year	Capital Leases	Operating Leases

2005	$1,013	$47,025
2006	79	44,508
2007	24	40,091
2008	—	37,968
2009	—	35,539
2010 and thereafter	—	184,271

Total net minimum rentals	1,116	$389,402

Less: Amount representing interest	(79)

Present value of net minimum lease payments, of which $939 is due within one year	$1,037

          Minimum rental commitments under operating leases are reflected without reduction for rental income due in future years under non-cancelable subleases since income under these subleases is immaterial. Some of the store leases contain renewal options ranging from three to fifty-nine years. Included in the minimum lease payments under operating leases are leased vehicles, copiers, fax machines, computer equipment, and a related-party commitment with an entity associated with the Company’s majority shareholder of $224 and $112 for fiscal 2005 and 2006, respectively.
          Rental expense consisted of the following:

	Fiscal Year Ended

	January 29,	January 31,	February 1,
	2005	2004	2003

Operating leases:
Buildings:
Minimum rentals	$43,491	$26,451	$18,403
Contingent rentals	3,019	2,798	2,383
Fixtures and equipment	1,252	804	669
Contingent rentals on capital leases	15	23	40

Totals	$47,777	$30,076	$21,495

          Rental expense includes amounts paid to an entity related to the Company’s majority shareholder of $224 for each of fiscal 2004, 2003 and 2002.
Contingencies
          The Company is party to legal proceedings and claims that arise during the ordinary course of business. In the opinion of management, the ultimate outcome of any such litigation and claims will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

11.	SHAREHOLDERS’ EQUITY
          The Company’s capital structure consists of Common Stock with one vote per share and Class A Common Stock with ten votes per share. Transfers of the Company’s Class A Common Stock are restricted. Upon sale or transfer of ownership or voting rights of Class A Common Stock to other than permitted transferees, such shares will convert to an equal number of Common Stock shares. Additionally, the Company has authorized 5,000,000 shares of preferred stock; however, no preferred shares have been issued.

12.	INCOME TAXES
          The Company accounts for income taxes according to SFAS No. 109. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of the difference between the financial statement and income tax basis of assets and liabilities and from net operating losses and credit carry-forwards.
          Components of the income tax provision are as follows:

	Fiscal Year Ended

	January 29,	January 31,	February 1,
	2005	2004	2003

Current:
Federal	$3,300	$10,799	$3,128
State	1,265	567	350

Total current	4,565	11,366	3,478

Deferred:
Federal	7,591	650	2,133
State	(276)	344	153

Total deferred	7,315	994	2,286

Income tax provision	$11,880	$12,360	$5,764

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
          Components of gross deferred tax assets and liabilities were comprised of the following:

	January 29,	January 31,
	2005	2004

Deferred tax assets:
Net operating losses	$49,488	$41,369
Property, fixtures and equipment	13,023	18,221
Accrued expenses	9,873	11,039
Inventories	4,439	8,925
Minimum tax and business credits	2,696	2,696
Rent amortization	6,437	1,828
Bad debt reserve	819	1,569
Asset write-down	1,236	1,307
Sale and leaseback	705	865
SFAS No. 133 — Interest rate swaps	263	747
Other	1,514	2,217

Gross deferred tax assets	90,493	90,783
Less: Valuation allowance	(58,069)	(56,607)

Total gross deferred tax assets	32,424	34,176

Deferred tax liabilities:
Intangible Assets	1,436	—
Other	1,261	1,099

Total gross deferred tax liabilities	2,697	1,099

Net deferred tax assets	$29,727	$33,077

          In assessing the realizability of the deferred tax assets, the Company considered whether it was more-likely-than-not that the deferred tax assets, or a portion thereof, will not be realized. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies and limitations pursuant to Section 382 of the Internal Revenue Code (“Section 382”). As a result, the Company concluded that a valuation allowance against a portion of the net deferred tax assets was appropriate. A total valuation allowance of $58,069 and $56,607 was recorded at January 29, 2005 and January 31, 2004, respectively. The valuation allowance increase was due to final purchase accounting adjustments during the third quarter of fiscal 2004 and the impact of general operations and tax deductions in fiscal 2004. If actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to adjust its valuation allowance, which could materially impact its financial position and results of operations.
          The Company recorded $86,593 of net deferred tax assets in connection with the October 24, 2003 acquisition of Elder-Beerman; a valuation allowance of $47,669 was established against these deferred tax assets. Any future reduction to the valuation allowance established against deferred tax assets acquired in connection with the acquisition of Elder-Beerman would first reduce intangible assets and then, to the extent the valuation allowance reduction exceeds the

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
current book value of intangible assets (approximately $3,800 at January 29, 2005), would reduce the current income tax provision.
          As of January 29, 2005, the Company had federal and state net operating loss carry-forwards of $75,635 and $358,339, respectively, which are available to offset future federal and state taxable income — subject to certain limitations imposed by Section 382. These net operating losses will expire at various dates beginning in fiscal 2009 through fiscal 2023. The Company acquired federal and state net operating loss carry-forwards of $75,995 and $195,802, respectively, in connection with the acquisition of Elder-Beerman.
          As of January 29, 2005, the Company had alternative minimum tax credits and general business credits in the amount of $2,064 and $633, respectively. Both credits are also subject to the limitations imposed by Section 382. The alternative minimum tax credits are available indefinitely, and the general business credits expire in fiscal 2007 and fiscal 2008. The Company acquired these alternative minimum tax credits and general business credits in connection with the acquisition of Elder-Beerman.
          A reconciliation of the statutory federal income tax rate to the effective tax rate is presented below:

	Fiscal Year Ended

	January 29,	January 31,	February 1,
	2005	2004	2003

Tax at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.1	2.2	2.5
Impact of increased effective income tax rate on deferred taxes	(2.3)	—	—
Other, net	1.3	0.3	—

Total	37.1%	37.5%	37.5%

          In fiscal 2004, 2003 and 2002, the Company made income tax payments (net of refunds) of $14,442, $(6,363) and $9,430, respectively.

13.	EMPLOYEE BENEFIT PLANS
          The Company provides eligible employees with retirement benefits under a 401(k) salary reduction and retirement contribution plan (the “Plan”). Employees are eligible to receive a company contribution in the Plan after they reach the age of 18, complete one year of service and work at least 1,000 hours in any calendar year. Under the 401(k) provisions of the Plan, the majority of eligible employees are permitted to contribute up to 50% of their compensation to the Plan. Company matching contributions, not to exceed 6% of eligible employees’ compensation, are at the discretion of the Company’s board of directors. Company matching contributions under the 401(k) provisions of the Plan become fully vested for eligible employees after three years of service. Contributions to the Plan under the retirement contribution provisions are at the discretion of the Company’s board of directors. These retirement contributions become fully vested after five years of service.
          Elder-Beerman provided eligible employees with a defined contribution employee benefit plan (the “Elder-Beerman Plan”). Comparable plans in design, eligibility and company contribution were operated by the Company and Elder-Beerman during fiscal 2004. On January 1, 2005,

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
the Company’s Plan and the Elder-Beerman Plan were combined into a single plan. The Company’s fiscal 2004, 2003 and 2002 expense under both the Plan and the Elder-Beerman Plan was $4,525, $2,483 and $2,545, respectively.
          The Company provides a supplementary pension plan to certain key executives. Employees become 100% vested in the plan benefits after achieving a specific age as defined in each employee’s agreement. The benefits from this unfunded plan are paid upon retirement, providing the employee is age 60.
          In addition, as a result of the acquisition of Elder-Beerman, the Company assumed a liability for a supplementary pension plan that covers one current and twelve former employees. The benefits from this unfunded plan are paid upon retirement, provided that the employee is age 65. All participants in this plan are fully vested.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
          Summary information for the supplementary pension plans is as follows:

	Fiscal Year Ended

	January 29,	January 31,
	2005	2004

Change in the projected benefit obligation:
Projected benefit obligation at beginning of year	$4,415	$1,184
Service cost	66	168
Interest cost	211	118
Benefits paid	(254)	(113)
Change due to change in assumptions	19	121
Change due to plan amendment	—	116
Acquisition	—	2,817
Experience (gain) loss	(452)	4

Projected benefit obligation at end of year	$4,005	$4,415

Change in the fair value of plan assets:
Plan assets at beginning of year	$—	$—
Company contributions	254	113
Benefits paid	(254)	(113)

Plan assets at end of year	$—	$—

Funded status of the plans	$(4,005)	$(4,415)
Unrecognized (gain) loss or prior service cost	—	—

Net amount recognized	$(4,005)	$(4,415)

Amounts recognized in Consolidated Balance Sheets consist of:
Accrued expenses	$(241)	$(254)
Other long-term liabilities	(3,764)	(4,161)

Net amount recognized	$(4,005)	$(4,415)

Weighted average assumptions used to determine projected benefit obligation and net periodic benefit expense (income) are as follows:
Discount rate	5.5%	5.3%

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

	Fiscal Year Ended

	January 29,	January 31,	February 1,
	2005	2004	2003

Components of net periodic benefit expense (income):
Service cost	$66	$168	$128
Interest cost	211	118	70
Recognized prior service cost	—	116	—
Recognized (gain) or loss	(433)	125	521

Net periodic benefit expense (income)	$(156)	$527	$719

          The Company uses its fiscal year-end as the measurement date for determining obligations, plan assets and experience gains or losses. The Company records the impact of gains and losses in the current period. The Company expects benefits to be paid in the amount of $241, $278, $300, $300 and $286 for fiscal 2005, 2006, 2007, 2008 and 2009, respectively, and $1,723 to be paid in aggregate for the next five fiscal years thereafter. The Company expects its contributions to the supplementary pension plans for fiscal 2005 to be $241.
          In connection with its acquisition of Elder-Beerman, the Company assumed a liability for a defined benefit pension plan in which accrued benefits were frozen and the plan approved for termination. During fiscal 2003, the plan was terminated and the Company made payments totaling $4,484 to satisfy this liability.

14.	STOCK AWARD PLANS
          The Company’s Amended and Restated 1991 Stock Option and Restricted Stock Plan (“1991 Stock Plan”), as amended through June 17, 1997, provided for the granting of the following options and awards to certain associates, officers and directors: Common Stock options, performance-based Common Stock options as part of a long-term incentive plan for selected officers, and Common Stock awards subject to substantial risk of forfeiture (“Restricted Shares”). A maximum of 1,900,000 shares were available under the 1991 Stock Plan. Options granted under the 1991 Stock Plan were generally issued at the market price of the Company’s stock on the date of grant, vested over three to five years and had a ten-year term. No options or awards may be granted under the 1991 Stock Plan after September 30, 2001.
          During 1991, the Board of Directors approved a Phantom Equity Replacement Plan (“Replacement Plan”) to replace the Company’s previous deferred compensation arrangement that was structured as a phantom stock program. Grants under the Replacement Plan generally vested over one to six years and had a thirty-year term. No options may be granted under the Replacement Plan after December 31, 1991. As of January 29, 2005, options for 30,000 shares remain outstanding at an exercise price of $3.25 with a remaining contractual life of four years (all such shares are exercisable as of January 29, 2005).
          The Company amended its Management Incentive Plan (“MIP Plan”) in 1997 to provide, at the election of each participant, for bonus awards to be received in vested Restricted Shares in lieu of cash on the satisfaction of applicable performance goals. The maximum number of shares to be granted under the MIP Plan was 300,000, with no shares to be granted after July 1998.
          The Company’s Amended and Restated 2000 Stock Incentive Plan (“2000 Stock Plan”), as amended through August 24, 2004, provides for the granting of Common Stock options and

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
Restricted Shares (including Restricted Stock Units) to certain associates, officers, directors, consultants and advisors. A maximum of 1,900,000 shares may be granted under the 2000 Stock Plan. Grant vesting periods are at the discretion of the Company’s board of directors. No options or awards may be granted under the 2000 Stock Plan after March 2, 2010. All options and awards granted pursuant to the 2000 Stock Plan through January 29, 2005 have been to Company associates, officers and directors.
          A summary of the options and Restricted Shares under the 1991 Stock Plan follows:

			Restricted
	Common Stock Options		Shares

	Number of	Weighted	Number of
	Options	Average Price	Shares

Fiscal 2002
February 2, 2002	837,598	$6.27	150,035
Exercised	—	—	(27,685)
Forfeited	(38,750)	$3.77	(3,333)

February 1, 2003	798,848	$6.38	119,017

Options exercisable at February 1, 2003	640,098	$7.24	—
Fiscal 2003
Exercised	(70,906)	$6.61	(47,017)
Forfeited	(28,400)	$6.91	—

January 31, 2004	699,542	$6.34	72,000

Options exercisable at January 31, 2004	550,958	$7.26	—
Fiscal 2004
Exercised	(330,887)	$6.26	(31,000)
Forfeited	(14,300)	$4.27	(20,000)

January 29, 2005	354,355	$6.50	21,000

Options exercisable at January 29, 2005	217,271	$8.74	—
          The exercised Restricted Shares in the above summary represent shares for which the restrictions have lapsed.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
          The range of exercise prices for the 1991 Stock Plan options outstanding as of January 29, 2005 follows:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$2.94	140,084	6.1 years	$2.94	3,000	$2.94
$3.38 - $6.44	93,004	1.2 years	$6.11	93,004	$6.11
$7.25 - $11.25	63,567	2.3 years	$7.76	63,567	$7.76
$13.75 - $17.00	57,700	3.1 years	$14.38	57,700	$14.38

Total	354,355		$6.50	217,271	$8.74

          A summary of the Replacement Plan follows:

Common
Stock Options

Fiscal 2002

February 1, 2003	42,598

Fiscal 2003
Exercised	(12,598)

January 31, 2004	30,000

Fiscal 2004

January 29, 2005	30,000

          A summary of the MIP Plan follows:

Shares

Fiscal 2002
February 2, 2002	36,612
Restriction lapsed	(6,762)
Forfeited	(3,323)

February 1, 2003	26,527

Fiscal 2003
Restriction lapsed	(12,826)
Forfeited	(6,753)

January 31, 2004	6,948

Fiscal 2004
Restriction lapsed	(2,642)
Forfeited	(1,471)

January 29, 2005	2,835

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
          A summary of the options and Restricted Shares under the 2000 Stock Plan follows:

	Common Stock Options		Restricted Shares

	Number of	Weighted	Number of
	Options	Average Price	Shares

Fiscal 2002

February 1, 2003	100,000	$2.39	—

Options exercisable at February 1, 2003	33,334	$2.39	—
Fiscal 2003
Granted	20,000	$4.03	24,814

January 31, 2004	120,000	$2.66	24,814

Options exercisable at January 31, 2004	66,667	$2.39	—
Weighted average fair value of options granted during fiscal 2003		$2.81
Fiscal 2004
Granted	190,000	$13.95	108,817
Exercised	(100,000)	$2.39	(8,272)
Forfeited	—	—	(16,542)

January 29, 2005	210,000	$13.01	108,817

Options exercisable at January 29, 2005	—	—	—
Weighted average fair value of options granted during fiscal 2004		$7.76
          Restricted Shares within the 2000 Stock Plan include 26,817 Restricted Stock Units granted to Company directors during fiscal 2004. Each Restricted Stock Unit represents rights to one share of the Company’s Common Stock, subject to grant vesting periods.
          The range of exercise prices for the 2000 Stock Plan options outstanding as of January 29, 2005 follows:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$4.03	20,000	8.1 years	$4.03	—	—
$13.05 - $15.75	190,000	9.7 years	$13.95	—	—

Total	210,000		$13.01	—	—

          Forfeiture of options and Restricted Shares in the above plans resulted primarily from employment termination and voluntary forfeitures.
          Amortization of Restricted Shares, charged to compensation expense, was $450, $209 and $160 in fiscal 2004, 2003 and 2002, respectively.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

15.	QUARTERLY RESULTS (UNAUDITED)

	Fiscal Quarter Ended

	May 1,	July 31,	October 30,	January 29,
Fiscal 2004:	2004	2004	2004	2005

Net sales	$265,083	$284,198	$297,798	$463,293
Other income	1,978	2,221	2,012	3,040

	267,061	286,419	299,810	466,333

Costs and expenses:
Costs of merchandise sold	169,660	178,009	186,180	296,565
Selling, general and administrative	96,111	98,048	105,232	116,530
Depreciation and amortization(1)	6,969	7,617	6,101	7,122

Income (loss) from operations	(5,679)	2,745	2,297	46,116
Interest expense, net	3,204	3,364	3,489	3,380

Income (loss) before income taxes	(8,883)	(619)	(1,192)	42,736
Income tax provision (benefit)	(3,332)	(231)	(447)	15,890

Net income (loss)	$(5,551)	$(388)	$(745)	$26,846

Per Share Amounts —
Basic:
Net income (loss)	$(0.35)	$(0.02)	$(0.05)	$1.68

Basic weighted average shares outstanding	15,686,415	15,975,641	15,999,908	16,012,637
Diluted:
Net income (loss)	$(0.35)	$(0.02)	$(0.05)	$1.65

Diluted weighted average shares outstanding	15,686,415	15,975,641	15,999,908	16,314,534

(1)	In the fiscal quarter ended January 29, 2005, the Company recorded an impairment charge of approximately $900 for certain store assets, inclusive of $295 for the write-down of an intangible asset at one store location.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

	Fiscal Quarter Ended

	May 3,	August 2,	November 1,	January 31,
Fiscal 2003:	2003	2003	2003	2004

Net sales	$141,111	$153,128	$180,417	$451,753
Other income	859	989	1,092	2,977

	141,970	154,117	181,509	454,730

Costs and expenses:
Costs of merchandise sold	89,311	96,788	113,844	291,313
Selling, general and administrative	50,959	49,172	61,296	111,999
Depreciation and amortization(1)	5,134	5,493	7,666	7,341

Income (loss) from operations	(3,434)	2,664	(1,297)	44,077
Interest expense, net	1,244	1,302	1,437	5,066

Income (loss) before income taxes	(4,678)	1,362	(2,734)	39,011
Income tax provision (benefit)	(1,730)	504	(1,032)	14,618

Net income (loss)	$(2,948)	$858	$(1,702)	$24,393

Per Share Amounts —
Basic:
Net income (loss)	$(0.20)	$0.06	$(0.11)	$1.57

Basic weighted average shares outstanding	15,033,345	14,997,502	15,062,566	15,552,210
Diluted:
Net income (loss)	$(0.20)	$0.06	$(0.11)	$1.52

Diluted weighted average shares outstanding	15,033,345	15,222,031	15,062,566	16,075,396

(1)	In the fiscal quarters ended November 1, 2003 and January 31, 2004, the Company recorded a charge of $2,318 and $60, respectively, for the write-off of duplicate information systems software due to the acquisition of Elder-Beerman. Additionally, in the fiscal quarter ended January 31, 2004, the Company recorded an impairment charge of approximately $800 for certain store assets.

16.	STOCK REPURCHASES
          On February 7, 2002, the Company announced a stock repurchase program authorizing the purchase of up to $2,500 of the Company’s Common Stock from time to time. During fiscal 2003, the Company purchased 60,800 Common Stock shares at a cost of $255. During fiscal 2002, the Company purchased 277,000 Common Stock shares at a cost of $1,132. Treasury stock is accounted for by the cost method.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

17.	SUBSEQUENT EVENT
          On March 17, 2005 the Company announced a quarterly cash dividend of $0.025 per share on Class A Common Stock and Common Stock, payable April 15, 2005 to shareholders of record as of April 1, 2005.

Schedule II: VALUATION AND QUALIFYING ACCOUNTS
THE BON-TON STORES, INC. AND SUBSIDIARIES

	Balance at	Charged to						Balance at
	Beginning	Costs &						End of
Classification	of Period	Expenses		Deductions		Other		Period

Year ended February 1, 2003:
Allowances for doubtful accounts and sales returns	$3,758,000	$8,321,000	(1)	$(8,539,000	)(2)	—		$3,540,000
Year ended January 31, 2004:
Allowances for doubtful accounts and sales returns	$3,540,000	$9,244,000	(1)	$(11,041,000	)(2)	$4,556,000	(3)	$6,299,000
Year ended January 29, 2005:
Allowances for doubtful accounts and sales returns	$6,299,000	$13,815,000	(1)	$(13,698,000	)(2)	—		$6,416,000
NOTES:

(1)	Provision for merchandise returns and loss on credit sales.

(2)	Uncollectible accounts written off, net of recoveries.

(3)	Based upon preliminary purchase accounting pursuant to the acquisition of The Elder-Beerman Stores Corp.

EXHIBIT INDEX

Exhibit		Description

10.2		Employment Agreement with David B. Zant
10.3		Employment Agreement with James M. Zamberlan
10	.5(b)	Amendment No. 1 to Employment Agreement with Byron L. Bergren
10	.20(c)	Master Amendment Agreement No. 1 to Transfer and Servicing Agreement, Performance Undertaking, Note Purchase Agreement, Administration Agreement, Indenture Supplement, Master Indenture
21		Subsidiaries of the Registrant
23		Consent of KPMG LLP
31.1		Certification of Byron L. Bergren
31.2		Certification of James H. Baireuther
32		Certification Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934