Form 10-Q
period 2005-04-30
BON TON STORES INC
filed 2005-06-09
CIK 878079

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

      For the Quarter ended April 30, 2005            Commission File Number
                                                              0-19517

                            THE BON-TON STORES, INC.
                             2801 EAST MARKET STREET
                            YORK, PENNSYLVANIA 17402
                                 (717) 757-7660

      INCORPORATED IN PENNSYLVANIA                       IRS NO. 23-2835229
                                    -------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of June 1, 2005 there were 13,698,351 shares of Common Stock, $0.01 par value per share, and 2,951,490 shares of Class A Common Stock, $0.01 par value per share, outstanding.

================================================================================

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            THE BON-TON STORES, INC.
                           CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)                                                    April 30,      January 29,
(Unaudited)                                                                                         2005            2005
----------------------------------------------                                                    ---------      -----------
Assets
Current assets:
   Cash and cash equivalents                                                                      $  17,173      $    25,222
   Retained interest in trade receivables and other, net of allowance for doubtful accounts and
      sales returns of $6,801 and $6,416 at April 30, 2005 and January 29, 2005, respectively        81,315           92,229
   Merchandise inventories                                                                          331,841          294,152
   Prepaid expenses and other current assets                                                         17,043           14,483
   Deferred income taxes                                                                              5,110            4,819
                                                                                                  ---------      -----------
    Total current assets                                                                            452,482          430,905
                                                                                                  ---------      -----------
Property, fixtures and equipment at cost, net of accumulated depreciation and amortization
   of $204,717 and $198,797 at April 30, 2005 and January 29, 2005, respectively                    164,636          168,304
Deferred income taxes                                                                                25,081           24,908
Goodwill                                                                                              2,965            2,965
Intangible assets, net of accumulated amortization of $5,620 and $5,364 at April 30, 2005
   and January 29, 2005, respectively                                                                 9,144            9,400
Other assets                                                                                          9,405            9,674
                                                                                                  ---------      -----------
    TOTAL ASSETS                                                                                  $ 663,713      $   646,156
                                                                                                  =========      ===========
Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                                                               $  99,491      $   101,151
   Accrued payroll and benefits                                                                      17,070           25,361
   Accrued expenses                                                                                  42,671           46,646
   Current maturities of long-term debt                                                                 891              869
   Current maturities of obligations under capital leases                                               706              939
   Income taxes payable                                                                                   -            4,817
                                                                                                  ---------      -----------
    Total current liabilities                                                                       160,829          179,783
                                                                                                  ---------      -----------
Long-term debt, less current maturities                                                             218,076          178,257
Obligations under capital leases, less current maturities                                                77               98
Other long-term liabilities                                                                          25,432           25,461
                                                                                                  ---------      -----------
    TOTAL LIABILITIES                                                                               404,414          383,599
                                                                                                  ---------      -----------
Shareholders' equity:
   Preferred Stock - authorized 5,000,000 shares at $0.01 par value; no shares issued                     -                -
   Common Stock - authorized 40,000,000 shares at $0.01 par value; issued shares
     of 14,023,151 and 13,568,977 at April 30, 2005 and January 29, 2005, respectively                  140              136
   Class A Common Stock - authorized 20,000,000 shares at $0.01 par value; issued
    and outstanding shares of 2,951,490 at April 30, 2005 and January 29, 2005                           30               30
   Treasury stock, at cost - shares of 337,800 at April 30, 2005 and January 29, 2005                (1,387)          (1,387)
   Additional paid-in-capital                                                                       126,901          119,284
   Deferred compensation                                                                             (7,304)          (1,096)
   Accumulated other comprehensive loss                                                                (270)            (427)
   Retained earnings                                                                                141,189          146,017
                                                                                                  ---------      -----------
    TOTAL SHAREHOLDERS' EQUITY                                                                      259,299          262,557
                                                                                                  ---------      -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                    $ 663,713      $   646,156
                                                                                                  =========      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                            THE BON-TON STORES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          THIRTEEN
                                                        WEEKS ENDED
                                                  -------------------------
(In thousands except share and per share data)     April 30,       May 1,
(Unaudited)                                          2005          2004
----------------------------------------------    -----------   -----------
Net sales                                         $   262,533   $   265,083
Other income                                            2,158         1,978
                                                  -----------   -----------
                                                      264,691       267,061
                                                  -----------   -----------
Costs and expenses:
     Costs of merchandise sold                        167,415       169,660
     Selling, general and administrative               94,664        96,111
     Depreciation and amortization                      6,433         6,969
                                                  -----------   -----------
Loss from operations                                   (3,821)       (5,679)
Interest expense, net                                   3,306         3,204
                                                  -----------   -----------

Loss before income taxes                               (7,127)       (8,883)
Income tax benefit                                     (2,715)       (3,332)
                                                  -----------   -----------
NET LOSS                                          $    (4,412)  $    (5,551)
                                                  ===========   ===========
PER SHARE AMOUNTS -
     BASIC:
          Net loss                                $     (0.27)  $     (0.35)
                                                  ===========   ===========

     BASIC WEIGHTED AVERAGE SHARES OUTSTANDING     16,122,555    15,686,415

     DILUTED:
         Net loss                                 $     (0.27)  $     (0.35)
                                                  ===========   ===========

     DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING   16,122,555    15,686,415

  The accompanying notes are an integral part of these consolidated financial statements.

                            THE BON-TON STORES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          THIRTEEN
                                                                         WEEKS ENDED
                                                                   ---------------------
(In thousands)                                                     April 30,     May 1,
(Unaudited)                                                          2005         2004
-------------                                                      ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $  (4,412)   $ (5,551)
Adjustments to reconcile net loss to net cash used in
   operating activities:
       Depreciation and amortization                                   6,433       6,969
       Bad debt provision                                                778         750
       Amortization of deferred financing costs                          388         910
       (Increase) decrease in deferred income tax assets                (560)      4,197
       Other                                                             412        (400)
Net transfers of receivables to accounts receivable facility         (17,200)    (17,000)
Changes in operating assets and liabilities, net                     (28,546)        464
                                                                   ---------    --------
                    Net cash used in operating activities            (42,707)     (9,661)

CASH FLOWS FROM INVESTING ACTIVITIES:

       Capital expenditures                                           (2,695)     (4,219)
       Proceeds from sale of property, fixtures and equipment             98           7
                                                                   ---------    --------
                    Net cash used in investing activities             (2,597)     (4,212)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on long-term debt and capital lease obligations      (58,813)    (76,854)
       Proceeds from issuance of long-term debt                       98,400      93,600
       Cash dividends paid                                              (415)       (394)
       Stock options exercised                                           558       1,782
       Deferred financing costs paid                                     (67)       (181)
       Decrease in bank overdraft balances                            (2,408)     (4,405)
                                                                   ---------    --------
                    Net cash provided by financing activities         37,255      13,548

                    Net decrease in cash and cash equivalents         (8,049)       (325)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      25,222      19,890

                                                                   ---------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  17,173    $ 19,565
                                                                   =========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
       Interest paid                                               $   2,296    $  2,449
       Net income taxes paid                                       $   5,074    $ 12,537

  The accompanying notes are an integral part of these consolidated financial statements.

                            THE BON-TON STORES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

      The Bon-Ton Stores, Inc., a Pennsylvania corporation, was incorporated on January 31, 1996 as the successor of a company incorporated on January 31, 1929, and currently operates, through its subsidiaries, 139 department stores and two furniture stores in sixteen states from the Northeast to the Midwest under the names "Bon-Ton" and "Elder-Beerman." The Bon-Ton Stores, Inc. conducts its operations through one business segment.

1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements include the accounts of The Bon-Ton Stores, Inc. and all of its wholly owned subsidiaries (the "Company"). All intercompany transactions and balances have been eliminated in consolidation.

      The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation of interim periods have been included. The Company's business is seasonal in nature and results of operations for interim periods presented are not necessarily indicative of results for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

      Certain prior year balances have been reclassified to conform with the current year presentation.

2.    STOCK-BASED COMPENSATION

      The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded only if the current market price of the underlying stock on the date of grant exceeded the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123 as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." The following table illustrates the effect on net loss if the fair-value-based method had been applied to all unvested awards in each period:

                            THE BON-TON STORES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                THIRTEEN
                                                               WEEKS ENDED
                                                          --------------------
                                                          April 30,   May 1,
                                                            2005       2004
                                                          ---------   --------
Net loss, as reported                                     $  (4,412)  $ (5,551)
Add:  Total stock-based employee compensation included
   in net loss, net of related tax effects                      306        (19)
Deduct: Total stock-based employee compensation
   expense determined under fair-value-based method
   for all awards, net of related tax effects                  (439)       (25)
                                                          ---------   --------
Pro forma net loss                                        $  (4,545)  $ (5,595)
                                                          =========   ========

Loss per share:

                Basic               As reported           $   (0.27)  $  (0.35)
                                    Pro forma                 (0.28)     (0.36)

                Diluted             As reported           $   (0.27)  $  (0.35)
                                    Pro forma                 (0.28)     (0.36)

      The Company used the Black-Scholes option pricing model to calculate the fair value of the stock options at the grant date.

                            THE BON-TON STORES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

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

                                                                 THIRTEEN
                                                                WEEKS ENDED
                                                          ----------------------
                                                           April 30,    May 1,
                                                             2005        2004
                                                          ----------  ----------
Basic calculation                                         16,122,555  15,686,415
Effect of dilutive shares ---
   Restricted Shares and Restricted Stock Units                    -           -
   Options                                                         -           -
                                                          ----------  ----------
Diluted calculation                                       16,122,555  15,686,415
                                                          ==========  ==========

      The following securities were antidilutive and, therefore, were not included in the computation of diluted earnings per share amounts for the periods indicated:

                                                                THIRTEEN
                                                               WEEKS ENDED
                                                          --------------------
                                                          April 30,    May 1,
                                                            2005        2004
                                                          ---------    -------
Antidilutive shares ---
   Restricted Shares and Restricted Stock Units             345,093     95,663
   Options                                                  554,509    772,563

      Certain securities were excluded from the computation of dilutive shares due to the Company's net loss position in the thirteen weeks ended April 30, 2005 and May 1, 2004. The following table shows the approximate effect of dilutive securities had the Company reported a profit for these periods:

                                                                THIRTEEN
                                                               WEEKS ENDED
                                                          --------------------
                                                          April 30,    May 1,
                                                            2005        2004
                                                          ---------    -------
Effect of dilutive securities ---
   Restricted Shares and Restricted Stock Units              98,318     85,880
   Options                                                  218,017    392,227

                            THE BON-TON STORES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

4.    INTEGRATION ACTIVITIES

      In connection with the acquisition of The Elder-Beerman Stores Corp. in October 2003, the Company developed integration plans resulting in involuntary terminations, employee relocations, and lease and other contract terminations. The liability for involuntary termination benefits covers approximately three hundred employees, primarily in general and administrative and merchandising functions. The Company expects to pay the balance of involuntary termination benefits and employee relocations in fiscal 2005, while the liability for terminated leases will be paid over the remaining contract periods (through
2030). Other contract terminations have been fully paid as of January 29, 2005. Liabilities recognized in connection with the acquisition and integration activity to date are as follows:

                                     Involuntary                   Lease and
                                     Termination    Employee     Other Contract
                                      Benefits     Relocation     Termination       Total
                                     -----------   ----------   ---------------   ----------
Balance at January 29, 2005          $     1,521   $      388   $         1,158   $    3,067
Less:  Payments during fiscal 2005          (361)        (178)              (41)        (580)
                                     -----------   ----------   ---------------   ----------
Balance at April 30, 2005            $     1,160   $      210   $         1,117   $    2,487
                                     ===========   ==========   ===============   ==========

5.    SALE OF RECEIVABLES

      The Company securitizes its proprietary credit card portfolio through an accounts receivable facility (the "Facility"). Under the Facility agreement, which is contingent upon receivables meeting certain performance criteria, the Company sells through The Bon-Ton Receivables Partnership, LP, a wholly owned subsidiary of the Company and qualifying special purpose entity under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," up to $250,000 of an undivided percentage interest in the receivables on a limited recourse basis. In connection with the Facility agreement, the Company retains servicing responsibilities, subordinated interests and an interest-only strip, all of which are retained interests in the securitized receivables. The Company retains annual servicing fees of 2.0% of the outstanding accounts receivable balance and rights to future cash flows arising after investors in the securitization have received the return for which they contracted. The investors have no recourse to the Company's other assets for failure of debtors to pay when due. The Company's retained interests are subordinate to the investors' interests. The value of the retained interest is subject to credit, prepayment and interest rate risks. The Company does not recognize a servicing asset or liability, as the amount received for servicing the receivables is a reasonable approximation of market rates and servicing costs.

      As of April 30, 2005 and January 29, 2005, credit card receivables sold under the Facility agreement were in the amount of $226,800 and $244,000, respectively, and the Company had subordinated interests of $75,762 and $82,576, respectively, related to the amounts sold that were included in the accompanying Consolidated Balance Sheets as retained interest in trade receivables. The Company accounts for its subordinated interest in the receivables in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company has not recognized any unrealized gains or losses on its subordinated interest, as the current carrying value of customer revolving charge accounts receivable is a reasonable estimate of fair value and average interest rates approximate current market origination rates. Subordinated interests as of April 30, 2005 and January 29, 2005 included restricted cash of $240 and $1,998, respectively, required pursuant to terms of the Company's Facility agreement.

                            THE BON-TON STORES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

      New receivables are sold on a continual basis to replenish each investor's respective level of participation in receivables that have been repaid by credit card holders.

      The Company recognized securitization income of $2,233 and $2,977 on securitization of credit card receivables during the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively. This income is reported as a component of selling, general and administrative expenses.

      The Company recognized servicing fees, which it reported as a component of selling, general and administrative expenses, of $1,140 and $1,077 for the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively. As of April 30, 2005, $7,719 of the total managed credit card receivables were sixty-one days or more past due. Net credit losses on the total managed credit card receivables were $3,211 and $3,411 for the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively.

6.    COMPREHENSIVE LOSS

      Comprehensive loss was determined as follows:

                                                           THIRTEEN
                                                          WEEKS ENDED
                                                    ----------------------
                                                    April 30,     May 1,
                                                       2005        2004
                                                    ---------   ----------
Net loss                                            $  (4,412)  $   (5,551)
Other comprehensive income:
    Cash flow hedge derivative income, net of tax         157          302
                                                    ---------   ----------
Comprehensive loss                                  $  (4,255)  $   (5,249)
                                                    =========   ==========

                            THE BON-TON STORES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

7.    EMPLOYEE BENEFIT PLANS

      The Company provides eligible employees with retirement benefits under a 401(k) salary reduction and retirement contribution plan (the "Plan"). The Company made an annual contribution of $4,420 to the Plan during the thirteen weeks ended April 30, 2005. The Company recorded expense of $760 and $608 related to the Plan during the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively.

      The Company provides a supplementary pension plan to certain key executives and former employees. Net periodic benefit cost includes the following components:

                                    THIRTEEN
                                  WEEKS ENDED
                              ---------------------
                              April 30,     May 1,
                                2005         2004
                              ---------   ---------
Service cost                  $      19   $      53
Interest cost                        54          62
                              ---------   ---------
Net periodic benefit expense  $      73   $     115
                              =========   =========

      As of April 30, 2005, contributions of $54 have been made. The Company anticipates contributing an additional $182 to fund its supplementary pension plan in fiscal 2005 for a total of $236.

8.    FUTURE ACCOUNTING CHANGES

      In December 2004, the FASB issued SFAS 123R, "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R revises SFAS No. 123 and supersedes APB No. 25 and its related implementation guidance. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. The full impact of SFAS No. 123R adoption cannot be predicted at this time as it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share within Note 2, "Stock-Based Compensation," above. SFAS No. 123R also requires that benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as currently required. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company is unable to estimate what those amounts will be in the future as they depend on, among other things, when employees exercise stock options. On April 14, 2005, the SEC announced a delay of the required implementation timing of SFAS No. 123R to the beginning of the Company's fiscal year commencing January 29, 2006.

                            THE BON-TON STORES, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      For purposes of the following discussions, all references to "first quarter of 2005" and "first quarter of 2004" are to the thirteen-week fiscal periods ended April 30, 2005 and May 1, 2004, respectively, of The Bon-Ton Stores, Inc. (the "Company"). All references to "fiscal 2005" and "fiscal 2004" are to the fifty-two weeks ending January 28, 2006 and ended January 29, 2005, respectively.

                                    OVERVIEW

      The Company is a traditional department store retailer with a 107-year history of providing quality merchandise to its customers in secondary markets. In October 2003, the Company acquired The Elder-Beerman Stores Corp. ("Elder-Beerman"), nearly doubling its number of stores and adding 5.7 million square feet of retail space. The Company currently operates 139 department stores and two furniture stores in sixteen states, from the Northeast to the Midwest, under the "Bon-Ton" and "Elder-Beerman" names. The stores carry a broad assortment of quality brand-name and private label fashion apparel and accessories for women, men and children, as well as distinctive cosmetics and home furnishings. The Company's strategy is to profitably sell merchandise by providing its customers with differentiated fashion merchandise at compelling value in the markets the Company serves.

      The Company recorded a net loss of $4.4 million in the first quarter of 2005, an improvement of $1.1 million over a net loss of $5.6 million in the first quarter of 2004.

      The Company's net sales for the first quarter of 2005 were $262.5 million as compared to $265.1 million in the first quarter of 2004, a decrease of 1.0%. Comparable store sales for the first quarter of 2005 decreased 0.6%. The Company's gross margin for the first quarter of 2005 decreased $0.3 million as compared to the prior year period due to lower sales volume. The impact of lower sales volume was partially offset by an improvement in gross margin rate of 0.2 percentage point, primarily reflecting a slight reduction in net markdowns. Selling, general and administrative expenses for the first quarter of 2005 were reduced by $1.4 million from the prior year period -- the result of an ongoing review of store and corporate expenses associated with the combined Elder-Beerman and Bon-Ton operations. Depreciation and amortization expense in the first quarter of 2005 decreased by $0.5 million from the first quarter of 2004 due to the impact of final purchase price allocation adjustments recorded in fiscal 2004.

      The retail industry is highly competitive, as reflected in the Company's comparable store sales in recent years. The Company anticipates that these competitive pressures and challenges will continue. To address this difficult sales environment, the Company is continuing its highly-promotional posture and emphasis on offering a wide range of merchandise value. Additionally, expansion of the Company's private labels and growth of exclusive brands support its strategy of product differentiation and provide an opportunity for additional sales at a higher gross margin.

      The Company is focusing its efforts on maintaining a flat to slightly-improved gross margin rate and managing assets, store expenses and corporate expenses to improve its financial position. The Company continues to explore meaningful ways to improve its ratio of expenses to sales. Execution of these initiatives is necessary to achieve earnings growth in an anticipated environment of flat-to-minimal comparable store sales growth.

                            THE BON-TON STORES, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

                              RESULTS OF OPERATIONS

      The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

                                                  THIRTEEN
                                                 WEEKS ENDED
                                           ------------------------
                                           April 30,        May 1,
                                             2005           2004
                                           ---------      ---------
Net sales                                      100.0  %       100.0  %
Other income                                     0.8            0.7
                                               -----          -----
                                               100.8          100.7
                                               -----          -----
Costs and expenses:
      Costs of merchandise sold                 63.8           64.0
      Selling, general and administrative       36.1           36.3
      Depreciation and amortization              2.5            2.6
                                               -----          -----
Loss from operations                            (1.5)          (2.1)
Interest expense, net                            1.3            1.2
                                               -----          -----
Loss before income taxes                        (2.7)          (3.4)
Income tax benefit                              (1.0)          (1.3)
                                               -----          -----
Net loss                                        (1.7) %        (2.1) %
                                               =====          =====

THIRTEEN WEEKS ENDED APRIL 30, 2005 COMPARED TO THIRTEEN WEEKS ENDED MAY 1, 2004

      NET SALES. Net sales for the first quarter of 2005 were $262.5 million, reflecting a decrease of $2.6 million, or 1.0%, from the same period last year. Comparable store sales, which exclude the impact of the Pottstown, Pennsylvania store closed in the second quarter of fiscal 2004, decreased 0.6% in the first quarter of 2005.

      Business families recording comparable store sales increases in the first quarter of 2005 were Home, Shoes, Accessories, and Special Sizes and Misses Sportswear (both included in Women's Clothing). The favorable results in Home resulted from the addition of furniture galleries at five Bon-Ton stores in the second quarter of 2004 and the introduction of new products to Bon-Ton stores that were previously sold only at Elder-Beerman stores. Shoe sales increased as customers responded favorably to the Company's changes in moderately-priced branded casual footwear and the introduction of new products at Elder-Beerman that were previously sold only at Bon-Ton stores. Increased emphasis on fashion accessories, particularly in sunglasses and handbags, drove sales increases in Accessories. Customers responded favorably to the Company's offerings in Special Sizes and Misses Sportswear. Categories reflecting the sharpest sales decreases as compared to the prior period were Dresses and Coats (both included in Women's Clothing), Children's and Juniors'. Apparel sales were hampered by unseasonably cold weather in the Northeast and Midwest during the first quarter of 2005. The Company remains focused on product differentiation, appropriate levels of key items and an aggressive marketing campaign.

                            THE BON-TON STORES, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

      OTHER INCOME. Other income, which includes income from leased departments and other customer revenues, was $2.2 million, or 0.8% of net sales, in the first quarter of 2005 compared to $2.0 million, or 0.7% of net sales, in the first quarter of 2004. The increase of $0.2 million primarily reflects increases in other customer revenues.

      COSTS AND EXPENSES. Gross margin was $95.1 million for the first quarter of 2005 compared to $95.4 million for the same period last year, a decrease of $0.3 million. Gross margin as a percentage of net sales increased 0.2 percentage point to 36.2% for the first quarter of 2005 from 36.0% for the same period last year. The increase in gross margin rate resulted primarily from a decrease in the net markdown rate. The decrease in gross margin dollars for the first quarter of 2005 reflected the lower sales volume.

      Selling, general and administrative expenses for the first quarter of 2005 were $94.7 million compared to $96.1 million for the first quarter of 2004, reflecting a decrease of $1.4 million. Selling, general and administrative expenses decreased due to reduced payroll, insurance and integration costs -- partially offset by higher advertising, rental and fuel related expenses. The current year expense rate decreased 0.2 percentage point to 36.1% of net sales, compared to 36.3% for the same period last year.

      Depreciation and amortization in the first quarter of 2005 was $6.4 million, a decrease of $0.5 million compared to $7.0 million in the first quarter of 2004. This decrease reflects the impact of final purchase price allocation adjustments recorded in fiscal 2004.

      LOSS FROM OPERATIONS. Loss from operations in the first quarter of 2005 was $3.8 million, or 1.5% of net sales, compared to a loss of $5.7 million, or 2.1% of net sales, in the first quarter of 2004.

      INTEREST EXPENSE, NET. Net interest expense was $3.3 million, or 1.3% of net sales, in the first quarter of 2005 compared to $3.2 million, or 1.2% of net sales, in the first quarter of 2004. The $0.1 million net increase principally reflects additional revolver borrowings required to fund working capital requirements and higher average interest rates for the period. This increase was partially offset by decreases in deferred financing fees, interest rate swap settlements and the unfavorable impact of mark-to-market adjustments during the first quarter of 2004.

      INCOME TAX BENEFIT. The effective tax rate of 38.1% in the first quarter of 2005 is 0.6 percentage point higher than the rate of 37.5% in the first quarter of 2004.

      NET LOSS. Net loss in the first quarter of 2005 was $4.4 million, or 1.7% of net sales, compared to a net loss of $5.6 million, or 2.1% of net sales, in the first quarter of 2004.

                            THE BON-TON STORES, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

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

      The Company does not believe inflation had a material effect on operating results during the thirteen weeks ended April 30, 2005 and May 1, 2004. However, there can be no assurance that the Company's business will not be affected by inflationary adjustments in the future.

                         LIQUIDITY AND CAPITAL RESOURCES

      The following table summarizes material measures of the Company's liquidity and capital resources:

                                                       April 30,   May 1,
(Dollars in millions)                                    2005       2004
-----------------------------------------------------  ---------  --------
Working capital                                        $   291.7  $  240.1

Current ratio                                             2.81:1    2.37:1

Debt to total capitalization (debt plus equity)           0.46:1    0.45:1

Unused availability under lines of credit (subject to  $    50.0  $   60.3
  the minimum borrowing availability covenant of $10)

      The Company's primary sources of working capital are cash flows from operations, borrowings under its revolving credit facility and proceeds from its accounts receivable facility. The Company's business follows a seasonal pattern and working capital fluctuates with seasonal variations, reaching its highest level in October or November.

      Increases in working capital and the current ratio at April 30, 2005 over May 1, 2004 principally reflect an increase in merchandise inventories.

      Net cash used in operating activities totaled $42.7 million and $9.7 million for the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively. The increase in net cash used in operating activities primarily reflects increased merchandise inventories, and the timing of merchandise inventory receipts and associated accounts payable payments.

                            THE BON-TON STORES, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

      Net cash used in investing activities amounted to $2.6 million and $4.2 million for the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively. Capital expenditures in the current year were $1.5 million lower than the comparable prior year period largely due to prior year system integration efforts.

      Net cash provided by financing activities amounted to $37.3 million and $13.5 million for the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively. The current year increase in net cash provided by financing activities principally reflects additional net borrowings needed to fund working capital increases and a smaller decrease in bank overdraft balances.

      The Company's amended and restated revolving credit facility agreement (the "credit agreement") provides a revolving line of credit of $300.0 million and a term loan in the amount of $19.0 million. The current credit agreement expires in October 2007. The revolving credit line interest rate, based on LIBOR or an index rate plus an applicable margin, and fee charges are determined by a formula based upon the Company's borrowing availability. Under the credit agreement, the Company incurs fees at a rate of 0.375 percentage point on unused lines of credit. The term loan interest rate is based on LIBOR plus an applicable margin. Financial covenants contained in the credit agreement include the following: a limitation on fiscal 2005 capital expenditures of $53.5 million, minimum borrowing availability of $10.0 million and a fixed charge coverage ratio of 1.0-to-1. The fixed charge coverage ratio is defined as earnings before interest, taxes, depreciation and amortization divided by interest expense, capital expenditures, tax payments and scheduled debt payments -- measured at each fiscal quarter-end based on the immediately preceding four fiscal quarters. Total borrowings under the credit agreement were $200.4 million and $160.4 million at April 30, 2005 and January 29, 2005, respectively.

      The Company's off-balance-sheet accounts receivable facility agreement includes a funding limit of $250.0 million and is scheduled to expire in October 2005. Availability under the accounts receivable facility is calculated based on the dollar balance and performance of the Company's proprietary credit card portfolio. At April 30, 2005 and January 29, 2005, accounts receivable totaling $226.8 million and $244.0 million, respectively, were sold under the accounts receivable facility. Financial covenants contained in the accounts receivable facility agreement include the following: a limitation on fiscal 2005 capital expenditures of $53.5 million and a fixed charge coverage ratio of 1.0-to-1. The fixed charge coverage ratio is defined as earnings before interest, taxes, depreciation and amortization divided by interest expense, capital expenditures, tax payments and scheduled debt payments -- measured at each fiscal quarter-end based on the immediately preceding four fiscal quarters.

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

      The credit agreement and accounts receivable facility agreement expire in October 2007 and October 2005, respectively. The Company anticipates that it will be able to renew or replace these agreements with agreements on substantially comparable terms. Failure to renew or replace these agreements on substantially comparable terms could have a material adverse effect on the Company's financial condition.

                            THE BON-TON STORES, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

      The Company paid a quarterly cash dividend of $0.025 per share on shares of Class A common stock and common stock on April 15, 2005 to shareholders of record as of April 1, 2005. Additionally, the Company declared a quarterly cash dividend of $0.025 per share, payable July 15, 2005 to shareholders of record as of July 1, 2005. The Company's Board of Directors will consider dividends in subsequent periods as it deems appropriate.

      Capital expenditures for fiscal 2005 are expected to be in the range of $28.0 million to $32.0 million. The Company anticipates increasing store selling space in fiscal 2005 by expanding existing store locations.

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

                         OFF-BALANCE SHEET ARRANGEMENTS

      The Company engages in securitization activities involving the Company's proprietary credit card portfolio as a source of funding. Off-balance sheet proprietary credit card securitizations provide a significant portion of the Company's funding and are one of its primary sources of liquidity. At April 30, 2005, off-balance sheet securitized receivables represented 50.9% of the Company's funding (sum of securitized receivables and balance sheet debt). Gains and losses from securitizations are recognized in the Consolidated Statements of Operations when the Company relinquishes control of the transferred financial assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"), and other related pronouncements. The gain or loss on the sale of financial assets depends in part on the previous carrying amount of the assets involved in the transfer, allocated between the assets sold and the retained interests based upon their respective fair values at the date of sale. Based on the term of the securitization agreement (less than one year) and the fact that the credit card receivables that comprise the retained interests are short-term in nature, the Company has classified its retained interests as a current asset.

      The Company sells undivided percentage ownership interests in certain of its credit card accounts receivable to unrelated third-parties under a $250.0 million accounts receivable securitization facility. The unrelated third-parties, referred to as the conduit, have purchased a $226.8 million interest in the accounts receivable under this facility at April 30, 2005. The Company is responsible for servicing these accounts, retains a servicing fee and bears the risk of non-collection (limited to its retained interests in the accounts receivable). Associated off-balance-sheet assets and related debt were $226.8 million at April 30, 2005 and $244.0 million at January 29, 2005. Upon the facility's termination, the conduit would be entitled to all cash collections on the accounts receivable until its investment ($226.8 million at April 30, 2005) and accrued

                            THE BON-TON STORES, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

discounts are repaid. Accordingly, upon termination of the facility, the assets of the facility would not be available to the Company until all amounts due to the conduit have been paid in full.

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

      Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially lead to materially different results under different assumptions and conditions. The Company's critical accounting policies are as described below.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

      The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit-worthiness. The Company continually monitors collections and payments from customers and maintains an allowance for estimated credit losses based upon its historical experience, how delinquent accounts ultimately charge-off, aging of accounts and any specific customer collection issues identified (e.g., bankruptcy). While such credit losses have historically been within expectations and provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates as in the past. If circumstances change (e.g., higher than expected defaults or bankruptcies), the Company's estimates of the recoverability of amounts due the Company could be materially reduced. The allowance for doubtful accounts and sales returns was $6.8 million and $6.4 million at April 30, 2005 and January 29, 2005, respectively.

                            THE BON-TON STORES, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

INVENTORY VALUATION

      Inventories are stated at the lower of cost or market with cost determined by the retail inventory method using a last-in, first-out ("LIFO") cost basis. Under the retail inventory method, the valuation of inventories at cost and resulting gross margin is derived by applying a calculated cost-to-retail ratio to the retail value of inventories. The retail inventory method is an averaging method that has been widely used in the retail industry. Use of the retail inventory method will result in valuing inventories at the lower of cost or market if markdowns are taken timely as a reduction of the retail value of inventories.

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

      The Company regularly reviews inventory quantities on-hand and records an adjustment for excess or old inventory based primarily on an estimated forecast of merchandise demand for the selling season. Demand for merchandise can fluctuate greatly. A significant increase in the demand for merchandise could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on-hand. Additionally, estimates of future merchandise demand may prove to be inaccurate, in which case the Company may have understated or overstated the adjustment required for excess or old inventory. If the Company's inventory is determined to be overvalued in the future, the Company would be required to recognize such costs in costs of goods sold and reduce operating income at the time of such determination. Likewise, if inventory is later determined to be undervalued, the Company may have overstated the costs of goods sold in previous periods and would recognize additional operating income when such inventory is sold. Therefore, although every effort is made to ensure the accuracy of forecasts of future merchandise demand, any significant unanticipated changes in demand or in economic conditions within the Company's markets could have a significant impact on the value of the Company's inventory and reported operating results.

      As is currently the case with many companies in the retail industry, the Company's LIFO calculations have yielded inventory increases in recent years due to deflation reflected in price indices used. This is the result of the LIFO method whereby merchandise sold is valued at the cost of more recent inventory purchases (which the deflationary indices indicate to be lower), resulting in the general inventory on-hand being carried at the older, higher costs. Given these higher values and the promotional retail environment, the Company reduced the carrying value of its LIFO inventories to a net realizable value ("NRV"). These reductions totaled $20.2 million at April 30, 2005 and January 29, 2005. Inherent in these NRV assessments are significant management judgments and estimates regarding future merchandise selling costs and pricing. Should these estimates prove to be inaccurate, the Company may have overstated or understated its inventory carrying value. In such cases, the Company's operating results would ultimately be impacted.

                            THE BON-TON STORES, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

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

INCOME TAXES

      Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against net deferred tax assets. The process involves the Company summarizing temporary differences resulting from differing treatment of items (e.g., allowance for doubtful accounts) for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Consolidated Balance Sheet. The Company must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and, to the extent the Company does not believe recovery of the deferred tax asset is more-likely-than-not, a valuation allowance must be established. To the extent the Company establishes a valuation allowance in a period, an expense must be recorded within the income tax provision in the Consolidated Statement of Operations.

      Net deferred tax assets were $30.2 million and $29.7 million at April 30, 2005 and January 29, 2005, respectively. In assessing the realizability of the deferred tax assets, the Company considered whether it was more-likely-than-not that the deferred tax assets, or a portion thereof, will not be realized. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and limitations pursuant to
Section 382 of the Internal Revenue Code ("Section 382"). As a result, the Company concluded that a valuation allowance against a portion of the net deferred tax assets was appropriate. A total valuation allowance of $58.1 million was recorded at April 30, 2005 and January 29, 2005. If actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to adjust its valuation allowance, which could materially impact its financial position and results of operations.

      The Company recorded $86.6 million of net deferred tax assets in connection with the October 24, 2003 acquisition of Elder-Beerman; a valuation allowance of $47.7 million was established against these deferred tax assets. Any future reduction to the valuation allowance established against deferred tax assets acquired in connection with the acquisition of Elder-Beerman would first reduce intangible assets purchased in the acquisition and then, to the extent the valuation allowance reduction exceeds the current book value of

                            THE BON-TON STORES, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

intangible assets purchased in the acquisition (approximately $3.6 million at April 30, 2005), would reduce the current income tax provision.

      At April 30, 2005, the Company had federal and state net operating loss carry-forwards of $75.6 million and $358.3 million, respectively, which are available to offset future federal and state taxable income -- subject to certain limitations imposed by Section 382. These net operating losses will expire at various dates beginning in fiscal 2009 through fiscal 2023.

      At April 30, 2005, the Company had alternative minimum tax credits and general business credits in the amount of $2.1 million and $0.6 million, respectively. Both credits are also subject to the limitations imposed by
Section 382. The alternative minimum tax credits are available indefinitely, and the general business credits expire in fiscal 2007 and fiscal 2008.

      Legislative changes currently proposed by certain states in which the Company operates could have a materially adverse impact on future operating results of the Company. These legislative changes principally involve state income tax laws.

LONG-LIVED ASSETS

      Property, fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in the Company's business model or capital strategy can result in the actual useful lives differing from the Company's estimates. In cases where the Company determines that the useful life of property, fixtures and equipment should be shortened, the Company depreciates the net book value in excess of the salvage value over its revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or leasehold improvements could also result in shortened useful lives. Net property, fixtures and equipment amounted to $164.6 million and $168.3 million at April 30, 2005 and January 29, 2005, respectively.

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

      SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires the Company to recognize an impairment loss if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Cash flow estimates are based on historical results adjusted to reflect the Company's best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Estimates of fair value represent the Company's best estimate based on industry trends and reference to market rates and transactions, if available. Should cash flow estimates differ significantly from actual results, an impairment could arise and materially impact the Company's financial position and results of operations. Given the seasonality of operations, impairment is not conclusive, in many cases, until after the holiday period in the fourth quarter is concluded.

                            THE BON-TON STORES, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

      Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type, store location, current marketplace awareness of the Company's private label brands, local customer demographic data and current fashion trends are all considered in determining the time-frame required for a store to achieve positive financial results. If conditions prove to be substantially different from the Company's expectations, the carrying value of new stores' long-lived assets may ultimately become impaired.

GOODWILL AND INTANGIBLE ASSETS

      Goodwill was $3.0 million at April 30, 2005 and January 29, 2005. Intangible assets are principally comprised of lease interests that relate to below-market-rate leases acquired in store acquisitions completed in fiscal years 1992 through 2003, which were adjusted to reflect fair market value. These lease-related interests are being amortized on a straight-line method. Net intangible assets totaled $9.1 million and $9.4 million at April 30, 2005 and January 29, 2005, respectively.

      In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company reviews goodwill and other intangible assets that have indefinite lives for impairment at least annually or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. The Company determines fair value using a discounted cash flow analysis methodology, which requires certain assumptions and estimates regarding industry economic factors and future profitability of acquired businesses. It is the Company's policy to conduct impairment testing based on its most current business plans, which reflect anticipated changes in the economy and the industry. If actual results prove inconsistent with Company assumptions and judgments, the Company could be exposed to a material impairment charge.

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

                            THE BON-TON STORES, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

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

      The Company recognized securitization income of $2.2 million and $3.0 million for the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively. The decrease in securitization income was principally due to higher interest costs.

                            FUTURE ACCOUNTING CHANGES

      In December 2004, the FASB issued SFAS 123R, "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R revises SFAS No. 123 and it supercedes APB No. 25. and its related implementation guidance. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. The full impact of SFAS No. 123R adoption cannot be predicted at this time as it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share within Note 2 of the Notes to Condensed Consolidated Financial Statements. SFAS No. 123R also requires that benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company is unable to estimate what those amounts will be in the future as they depend on, among other things, when employees exercise stock options. On April 14, 2005, the SEC announced a deferral of the effective date of SFAS No. 123R to the beginning of the Company's fiscal year commencing January 29, 2006.

                            THE BON-TON STORES, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

                           FORWARD-LOOKING STATEMENTS

      Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission contain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which may be identified by words such as "may," "could," "will," "plan," "expect," "anticipate," "estimate," "project," "intend" or other similar expressions, involve important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, uncertainties affecting the retail industry in general, such as consumer confidence and demand for soft goods; risks relating to leverage and debt service; competition within markets in which the Company's stores are located; and the need for, and costs associated with, store renovations and other capital expenditures. These risks and other risks are discussed in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

                            THE BON-TON STORES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company does not believe its interest rate risks, as described in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2005 ("2004 Annual Report"), have changed materially since the Company's disclosure in its 2004 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

                Evaluation of Disclosure Controls and Procedures

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report and, based on this evaluation, concluded that the Company's disclosure controls and procedures are effective.

              Changes in Internal Control over Financial Reporting

      Other than as described below, there has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

      Throughout the first quarter of 2005, the Company continued the process of integrating the operations of Elder-Beerman, including execution of certain changes to the Company's merchandise inventory tracking and costing systems, merchandise sales price management systems and general ledger interfaces. As part of the integration process during the first quarter of 2005, the Company modified the functional areas or locations responsible for certain transaction processing and certain processes over financial data collection, consolidation and reporting. As a result, the Company modified the design and operation of certain elements of its internal control over financial reporting. The Company believes it has taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this period of change.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      There have been no material developments in any legal proceedings since the Company's disclosure in its 2004 Annual Report.

                            THE BON-TON STORES, INC.

ITEM 6. EXHIBITS

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

  Exhibit                      Description                                 Document Location
---------  --------------------------------------------------------  ------------------------------
10.1       Executive Transition Agreement with Tim Grumbacher        Exhibit 10.1 to Form 8-K filed
                                                                     on March 11, 2005

31.1       Certification of Byron L. Bergren                         Filed herein.

31.2       Certification of Keith E. Plowman                         Filed herein.

32         Certifications Pursuant to Rules 13a-14(b) and 15d-14(b)
           of the Securities Exchange Act of 1934.                   Furnished herein.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               THE BON-TON STORES, INC.

DATE: June 8, 2005                             BY:  /s/  Byron L. Bergren
                                                    ----------------------------
                                                    Byron L. Bergren
                                                    President and
                                                    Chief Executive Officer

DATE: June 8, 2005                             BY:  /s/  Keith E. Plowman
                                                    ----------------------------
                                                    Keith E. Plowman
                                                    Senior Vice President,
                                                    Chief Financial Officer and
                                                    Principal Accounting Officer