Form 10-Q
period 2005-07-30
BON TON STORES INC
filed 2005-09-08
CIK 878079

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter ended July 30, 2005                       Commission File Number
                                                                  0-19517

                            THE BON-TON STORES, INC.
                             2801 EAST MARKET STREET
                            YORK, PENNSYLVANIA 17402
                                 (717) 757-7660

INCORPORATED IN PENNSYLVANIA                                  IRS NO. 23-2835229

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes       No   X
                                                -----    -----

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes   X   No
                                                -----    -----

     As of September 1, 2005 there were 13,727,489 shares of Common Stock, $0.01 par value per share, and 2,951,490 shares of Class A Common Stock, $0.01 par value per share, outstanding.

================================================================================

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)                                               July 30,   January 29,
(Unaudited)                                                                                    2005        2005
------------------------------------------------------------------------------------------   --------   -----------
Assets
Current assets:
   Cash and cash equivalents                                                                 $ 13,908    $ 25,222
   Retained interest in trade receivables, net of allowance for doubtful accounts and
      sales returns of $6,172 at January 29, 2005                                                  --      82,576
   Other receivables, net of allowance for doubtful accounts of $1,702 and $244 at
      July 30, 2005 and January 29, 2005, respectively                                          7,344       9,653
   Merchandise inventories                                                                    306,466     294,152
   Prepaid expenses and other current assets                                                   17,177      14,483
   Deferred income taxes                                                                        5,906       4,819
                                                                                             --------    --------
      Total current assets                                                                    350,801     430,905
                                                                                             --------    --------
Property, fixtures and equipment at cost, net of accumulated depreciation and amortization
   of $211,947 and $198,797 at July 30, 2005 and January 29, 2005, respectively               164,824     168,304
Deferred income taxes                                                                          31,230      24,908
Goodwill                                                                                        2,965       2,965
Intangible assets, net of accumulated amortization of $5,817 and $5,364 at July 30, 2005
   and January 29, 2005, respectively                                                           8,809       9,400
Other assets                                                                                    7,502       9,674
                                                                                             --------    --------
      TOTAL ASSETS                                                                           $566,131    $646,156
                                                                                             ========    ========
Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                                                          $ 98,250    $101,151
   Accrued payroll and benefits                                                                17,103      25,361
   Accrued expenses                                                                            47,678      46,646
   Current maturities of long-term debt                                                           976         869
   Current maturities of obligations under capital leases                                         467         939
   Income taxes payable                                                                         2,452       4,817
                                                                                             --------    --------
      Total current liabilities                                                               166,926     179,783
                                                                                             --------    --------
Long-term debt, less current maturities                                                       100,768     178,257
Obligations under capital leases, less current maturities                                          62          98
Other long-term liabilities                                                                    39,845      25,461
                                                                                             --------    --------
      TOTAL LIABILITIES                                                                       307,601     383,599
                                                                                             --------    --------
Shareholders' equity:
   Preferred Stock - authorized 5,000,000 shares at $0.01 par value; no shares issued              --          --
   Common Stock - authorized 40,000,000 shares at $0.01 par value; issued shares
      of 14,059,789 and 13,568,977 at July 30, 2005 and January 29, 2005, respectively            141         136
   Class A Common Stock - authorized 20,000,000 shares at $0.01 par value;
      issued and outstanding shares of 2,951,490 at July 30, 2005 and January 29, 2005             30          30
   Treasury stock, at cost - shares of 337,800 at July 30, 2005 and January 29, 2005           (1,387)     (1,387)
   Additional paid-in-capital                                                                 127,534     119,284
   Deferred compensation                                                                       (6,965)     (1,096)
   Accumulated other comprehensive loss                                                          (152)       (427)
   Retained earnings                                                                          139,329     146,017
                                                                                             --------    --------
      TOTAL SHAREHOLDERS' EQUITY                                                              258,530     262,557
                                                                                             --------    --------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $566,131    $646,156
                                                                                             ========    ========

        The accompanying notes are an integral part of these consolidated financial statements.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          THIRTEEN                   TWENTY-SIX
                                                        WEEKS ENDED                 WEEKS ENDED
                                                 -------------------------   -------------------------
(In thousands except share and per share data)     July 30,      July 31,      July 30,      July 31,
(Unaudited)                                          2005          2004          2005          2004
----------------------------------------------   -----------   -----------   -----------   -----------
Net sales                                        $   274,346   $   284,198   $   536,879   $   549,281
Other income                                           1,814         2,221         3,972         4,199
                                                 -----------   -----------   -----------   -----------
                                                     276,160       286,419       540,851       553,480
                                                 -----------   -----------   -----------   -----------
Costs and expenses:
   Costs of merchandise sold                         174,048       178,009       341,463       347,669
   Selling, general and administrative                93,425        98,048       188,089       194,159
   Depreciation and amortization                       7,584         7,617        14,017        14,586
                                                 -----------   -----------   -----------   -----------
Income (loss) from operations                          1,103         2,745        (2,718)       (2,934)
Interest expense, net                                  3,600         3,364         6,906         6,568
                                                 -----------   -----------   -----------   -----------
Loss before income taxes                              (2,497)         (619)       (9,624)       (9,502)
Income tax benefit                                    (1,052)         (231)       (3,767)       (3,563)
                                                 -----------   -----------   -----------   -----------
NET LOSS                                         $    (1,445)  $      (388)  $    (5,857)  $    (5,939)
                                                 ===========   ===========   ===========   ===========
PER SHARE AMOUNTS -
   BASIC:
      Net loss                                   $     (0.09)  $     (0.02)  $     (0.36)  $     (0.38)
                                                 ===========   ===========   ===========   ===========
   BASIC WEIGHTED AVERAGE SHARES OUTSTANDING      16,186,097    15,975,641    16,154,326    15,831,028
   DILUTED:
      Net loss                                   $     (0.09)  $     (0.02)  $     (0.36)  $     (0.38)
                                                 ===========   ===========   ===========   ===========
   DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING    16,186,097    15,975,641    16,154,326    15,831,028

        The accompanying notes are an integral part of these consolidated financial statements.

                            THE BON-TON STORES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       TWENTY-SIX
                                                                      WEEKS ENDED
                                                                 ---------------------
(In thousands)                                                    July 30,    July 31,
(Unaudited)                                                         2005        2004
--------------------------------------------------------------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         $  (5,857)  $  (5,939)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
   Depreciation and amortization                                    14,017      14,586
   Bad debt provision                                                1,510       1,333
   Stock compensation expense                                        1,183         (24)
   Amortization of deferred financing costs                            779       1,887
   (Increase) decrease in deferred income tax assets                (7,577)      6,923
   Other                                                              (192)       (907)
Net transfers of receivables to accounts receivable facility      (244,000)    (17,000)
Proceeds from sale of proprietary credit card portfolio            315,445          --
Loss on sale of proprietary credit card portfolio                      596          --
Changes in operating assets and liabilities, net                    10,708       1,279
                                                                 ---------   ---------
      Net cash provided by operating activities                     86,612       2,138
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                            (10,323)    (13,195)
   Proceeds from sale of property, fixtures and equipment               99           7
                                                                 ---------   ---------
      Net cash used in investing activities                        (10,224)    (13,188)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt and capital lease obligations       (216,140)   (129,776)
   Proceeds from issuance of long-term debt                        138,250     135,250
   Cash dividends paid                                                (832)       (794)
   Stock options exercised                                             775       1,921
   Deferred financing costs paid                                      (123)       (160)
   (Decrease) increase in bank overdraft balances                   (9,632)        200
                                                                 ---------   ---------
      Net cash (used in) provided by financing activities          (87,702)      6,641
      Net decrease in cash and cash equivalents                    (11,314)     (4,409)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    25,222      19,890
                                                                 ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  13,908   $  15,481
                                                                 =========   =========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                 $   6,073   $   4,092
   Net income taxes paid                                         $   5,223   $  12,686

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

2.   STOCK-BASED COMPENSATION

     The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded only if the current market price of the underlying stock on the date of grant exceeded the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123 as amended by SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." The following table illustrates the effect on net loss if the fair-value-based method had been applied to all unvested awards in each period:

                            THE BON-TON STORES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                                     THIRTEEN             TWENTY-SIX
                                                                                   WEEKS ENDED           WEEKS ENDED
                                                                               -------------------   -------------------
                                                                               July 30,   July 31,   July 30,   July 31,
                                                                                 2005       2004       2005       2004
                                                                               --------   --------   --------   --------
Net loss, as reported                                                          $(1,445)    $ (388)   $(5,857)   $(5,939)
   Add: Total stock-based employee compensation included in net loss, net of
      related tax effects                                                          414          4        720        (15)
   Deduct: Total stock-based employee compensation expense determined under
      fair-value-based method for all awards, net of related tax effects          (580)       (48)    (1,019)       (73)
                                                                               -------     ------    -------    -------
Pro forma net loss                                                             $(1,611)    $ (432)   $(6,156)   $(6,027)
                                                                               =======     ======    =======    =======
Loss per share
      Basic   As reported                                                      $ (0.09)    $(0.02)   $ (0.36)   $ (0.38)
              Pro forma                                                          (0.10)     (0.03)     (0.38)     (0.38)
      Diluted As reported                                                      $ (0.09)    $(0.02)   $ (0.36)   $ (0.38)
              Pro forma                                                          (0.10)     (0.03)     (0.38)     (0.38)

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

                                              THIRTEEN                 TWENTY-SIX
                                            WEEKS ENDED               WEEKS ENDED
                                      -----------------------   -----------------------
                                       July 30,     July 31,      July 30,    July 31,
                                         2005         2004          2005        2004
                                      ----------   ----------   ----------   ----------
Basic calculation                     16,186,097   15,975,641   16,154,326   15,831,028
Effect of dilutive shares ---
   Restricted Shares and Restricted
      Stock Units                             --           --           --           --
   Options                                    --           --           --           --
                                      ----------   ----------   ----------   ----------
Diluted calculation                   16,186,097   15,975,641   16,154,326   15,831,028
                                      ==========   ==========   ==========   ==========

                            THE BON-TON STORES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

     The following securities were antidilutive and, therefore, were not included in the computation of diluted EPS for the periods indicated:

                                          THIRTEEN              TWENTY-SIX
                                         WEEKS ENDED           WEEKS ENDED
                                     -------------------   -------------------
                                     July 30,   July 31,   July 30,   July 31,
                                       2005       2004       2005       2004
                                     --------   --------   --------   --------
Antidilutive shares ---
   Restricted Shares                  511,241     44,835    428,167     70,249
   Options                            541,311    496,003    547,910    634,283

     Certain securities were excluded from the computation of dilutive shares due to the Company's net loss position in the thirteen weeks and twenty-six weeks ended July 30, 2005 and July 31, 2004. The following table shows the approximate effect of dilutive securities had the Company reported a profit for these periods:

                                          THIRTEEN              TWENTY-SIX
                                         WEEKS ENDED           WEEKS ENDED
                                     -------------------   -------------------
                                     July 30,   July 31,   July 30,   July 31,
                                       2005       2004       2005       2004
                                     --------   --------   --------   --------
Effect of dilutive securities ---
   Restricted Shares                  112,819     37,229    105,464     61,555
   Options                            182,384    236,881    199,457    314,555

4.   SALE OF THE PROPRIETARY CREDIT CARD PORTFOLIO

     On July 8, 2005, pursuant to the terms of the June 20, 2005 Purchase and Sale Agreement between the Company and HSBC Bank Nevada, N.A., a national banking association ("HSBC"), the Company sold substantially all of its private label credit card accounts and the related accounts receivable to HSBC for cash consideration of $313,635. The Company received total cash of $315,445 at closing, with $296,664 allocated to the sale of credit card accounts and related accounts receivable, $16,971 allocated as prepaid program revenue and $1,810 representing proceeds from the sale of related assets. The allocation between the sale of accounts receivable and the prepaid program revenue was based on the relative fair values as determined by an independent valuation. Proceeds from the sale of $230,238 were used to pay in-full principal and accrued interest due note-holders under the Company's accounts receivable securitization program plus any other payments in respect of the termination of that program. The remaining proceeds of $85,207 from the sale were used to reduce outstanding borrowings under the Company's revolving credit facility. Concurrently, the Company's obligation to sell its accounts receivable to the securitization trust was terminated.

     In connection with the sale, the Company entered into two additional agreements with HSBC: an Interim Servicing Agreement (the "ISA") and a Credit Card Program Agreement (the "CCPA").

                            THE BON-TON STORES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

     Under the terms of the ISA, the Company will continue to service the credit card receivables from July 8, 2005 until such time as HSBC takes over their servicing, currently planned for November 1, 2005. HSBC will compensate the Company for providing these services during the interim servicing period. Selling, general and administrative expense for the thirteen weeks ended July 30, 2005 includes $830 received from HSBC for Company services from July 8, 2005 through July 30, 2005.

     The CCPA sets forth the terms and conditions under which HSBC will issue credit cards to the Company's customers. The Company will be paid a percentage of Net Credit Sales, as defined in the CCPA, for future credit card sales. Under the terms of the CCPA, the Company is required to perform certain duties, including receiving and remitting in-store customer payments on behalf of HSBC for which the Company will receive a fee. The CCPA has a term of seven years and is cancelable earlier by either party under certain circumstances.

     Selling, general and administrative expense for the thirteen and twenty-six weeks ended July 30, 2005 includes a net loss of $596 associated with the sale of the proprietary credit card portfolio. Proceeds allocated to prepaid program revenue, net of certain related costs, of $16,895 were recorded as deferred revenue and will be amortized over the seven-year term of the CCPA. For the thirteen and twenty-six weeks ended July 30, 2005, deferred revenue amortization income of $139 was recognized within selling, general and administrative expense. At July 30, 2005 deferred program revenue of $2,414 and $14,342 were reported within accrued expenses and other long-term liabilities, respectively.

5.   EXIT OR DISPOSAL ACTIVITIES

     In connection with the sale of its credit card accounts, the Company developed plans resulting in involuntary associate terminations and contract termination costs. The liability for involuntary associate terminations covers approximately eighty associates in credit operations. The Company expects to pay the balance of the associate termination payments by February 1, 2006, while the liability for the contract termination costs will be paid over the remaining contract periods (through May 2007). Activities to date related to these costs are as follows:

                                    Involuntary
                                    Termination     Contract
                                      Benefits    Termination   Total
                                    -----------   -----------   -----
Fiscal 2005 provisions                  $155          $200       $355
Less: Payments during fiscal 2005         --            --         --
                                        ----          ----       ----
Balance at July 30, 2005                $155          $200       $355
                                        ====          ====       ====

     The above charges were included within selling, general and administrative expense. The Company expects additional charges of $432 during the remainder of fiscal 2005 in connection with involuntary associate terminations.

                            THE BON-TON STORES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

6.   SECURITIZATION OF RECEIVABLES

     Prior to termination of the receivables securitization program on July 8, 2005, the Company securitized its proprietary credit card portfolio through an accounts receivable facility (the "Facility"). Under the Facility agreement, which was contingent upon receivables meeting certain performance criteria, the Company sold through The Bon-Ton Receivables Partnership, LP, a wholly owned subsidiary of the Company and qualifying special purpose entity under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," up to $250,000 of an undivided percentage interest in the receivables on a limited recourse basis. In connection with the Facility agreement, the Company retained servicing responsibilities, subordinated interests and an interest-only strip, all of which were retained interests in the securitized receivables. The Company retained annual servicing fees of 2.0% of the outstanding accounts receivable balance and rights to future cash flows arising after investors in the securitization had received the return for which they contracted. The investors had no recourse to the Company's other assets for failure of debtors to pay when due. The Company's retained interests were subordinate to the investors' interests. The value of the retained interest was subject to credit, prepayment and interest rate risks. The Company did not recognize a servicing asset or liability, as the amount received for servicing the receivables was a reasonable approximation of market rates and servicing costs.

     As of January 29, 2005, credit card receivables sold under the Facility agreement totaled $244,000 and the Company had subordinated interests of $82,576 related to the amounts sold that were included in the accompanying Consolidated Balance Sheets as retained interest in trade receivables. The Company accounted for its subordinated interest in the receivables in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company did not recognize any unrealized gains or losses on its subordinated interest, as the current carrying value of customer revolving charge accounts receivable was a reasonable estimate of fair value and average interest rates approximated current market origination rates. Subordinated interests as of January 29, 2005 included restricted cash of $1,998 required pursuant to terms of the Company's Facility agreement.

     New receivables were sold on a continual basis to replenish each investor's respective level of participation in receivables that had been repaid by credit card holders.

     The Company recognized securitization income of $447 and $2,201 on securitization of credit card receivables during the thirteen weeks ended July 30, 2005 and July 31, 2004, respectively and $2,680 and $5,178 during the twenty-six weeks ended July 30, 2005 and July 31, 2004, respectively. This income is reported as a component of selling, general and administrative expenses.

     The Company recognized servicing fees, which it reported as a component of selling, general and administrative expenses, of $849 and $1,057 for the thirteen weeks ended July 30, 2005 and July 31, 2004, respectively and $1,989 and $2,134 for the twenty-six weeks ended July 30, 2005 and July 31, 2004, respectively. Net credit losses on the total managed credit card receivables were $3,042 and $3,236 for the thirteen weeks ended July 30, 2005 and July 31, 2004, respectively, and $6,253 and $6,647 for the twenty-six weeks ended July 30, 2005 and July 31, 2004, respectively.

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

                                             Involuntary                  Lease and
                                             Termination    Employee    Other Contract
                                               Benefits    Relocation     Termination     Total
                                             -----------   ----------   --------------   ------
Balance at January 29, 2005                    $1,521        $ 388          $1,158       $3,067
Less: Payments during fiscal 2005                (389)        (216)            (61)        (666)
Less: Other adjustments during fiscal 2005         --         (124)             --         (124)
                                               ------        -----          ------       ------
Balance at July 30, 2005                       $1,132        $  48          $1,097       $2,277
                                               ======        =====          ======       ======

     Other adjustments represent refinements to anticipated liabilities established under provisions of Emerging Issues Task Force No. 95-3, "Recognition of Liabilities in Connection With a Purchase Business Combination," and correspond to reductions in certain opening balance sheet assets of The Elder-Beerman Stores Corp. recorded as part of purchase accounting.

8.   COMPREHENSIVE LOSS

     Comprehensive loss was determined as follows:

                                     THIRTEEN              TWENTY-SIX
                                    WEEKS ENDED           WEEKS ENDED
                                -------------------   -------------------
                                July 30,   July 31,   July 30,   July 31,
                                  2005       2004       2005       2004
                                --------   --------   --------   --------
Net loss                         $(1,445)   $(388)     $(5,857)   $(5,939)
Other comprehensive income:
   Cash flow hedge derivative
      income, net of tax             118      220          275        522
                                 -------    -----      -------    -------
Comprehensive loss               $(1,327)   $(168)     $(5,582)   $(5,417)
                                 =======    =====      =======    =======

                            THE BON-TONS STORES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

9.   EMPLOYEE BENEFIT PLANS

     The Company provides eligible employees with retirement benefits under a 401(k) salary reduction and retirement contribution plan (the "Plan"). The Company recorded Plan expense of $915 and $965 during the thirteen weeks ended July 30, 2005 and July 31, 2004, respectively, and expense of $1,675 and $1,875 for the twenty-six weeks ended July 30, 2005 and July 31, 2004, respectively.

     The Company provides a supplementary pension plan to certain key executives and former employees. Net periodic benefit cost includes the following components:

                                  THIRTEEN WEEKS       TWENTY-SIX WEEKS
                                      ENDED                 ENDED
                               -------------------   -------------------
                               July 30,   July 31,   July 30,   July 31,
                                 2005       2004       2005       2004
                               --------   --------   --------   --------
Experience gain                  $(20)      $ --       $(20)      $ --
Service cost                       17         50         36        103
Interest cost                      55         61        109        123
                                 ----       ----       ----       ----
Net periodic benefit expense     $ 52       $111       $125       $226
                                 ====       ====       ====       ====

     As of July 30, 2005, contributions of $104 have been made. The Company anticipates contributing an additional $113 to fund its supplementary pension plan in fiscal 2005 for a total of $217.

10.  FUTURE ACCOUNTING CHANGES

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R revises SFAS No. 123 and supersedes APB No. 25 and its related implementation guidance. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. The full impact of SFAS No. 123R adoption cannot be predicted at this time as it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share within Note 2, "Stock-Based Compensation," above. SFAS No. 123R also requires that benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as currently required. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company is unable to estimate what those amounts will be in the future as they depend on, among other things, when employees exercise stock options. On April 14, 2005, the Securities and Exchange Commission announced a delay of the required implementation timing of SFAS No. 123R to the beginning of the Company's fiscal year commencing January 29, 2006.

                            THE BON-TONS STORES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

     In July 2005, the FASB issued Proposed Interpretation, "Accounting for Uncertain Tax Positions," an interpretation of SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). This proposed interpretation clarifies the accounting for uncertain tax positions in accordance with SFAS No. 109 by requiring companies to recognize, in their financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained under audit based solely on the technical merits of the position. In evaluating whether the probable recognition threshold has been met, the proposed interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The proposed standard further defines probable as the definition in SFAS No. 5, "Accounting for Contingencies." The proposed interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005. The impact of this interpretation to the Company's consolidated financial statements is not presently known.

                            THE BON-TON STORES, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For purposes of the following discussions, all references to "second quarter of 2005" and "second quarter of 2004" are to the thirteen-week fiscal periods ended July 30, 2005 and July 31, 2004, respectively, of The Bon-Ton Stores, Inc. (the "Company"). All references to "2005" and "2004" are to the twenty-six weeks ended July 30, 2005 and July 31, 2004, respectively.

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

     The Company recorded a net loss of $5.9 million, or $0.36 per share, in 2005 as compared to a net loss of $5.9 million, or $0.38 per share, in the comparable period of 2004.

     The Company's net sales for 2005 were $536.9 million as compared to $549.3 million in 2004, a decrease of 2.3%. Comparable store net sales for 2005 decreased 1.8%. A major factor in the net sales decline was the sale of discontinued merchandise in 2004, which reflected the realignment of non-common assortments during the integration of Elder-Beerman and Bon-Ton. These goods generated non-recurring clearance sales of approximately $27.0 million in 2004. The replacement of sales from new merchandise in 2005 did not occur to the degree the Company had anticipated.

     The Company's gross margin for 2005 decreased $6.2 million as compared to the prior year period due to lower sales volume and a decreased gross margin rate. The gross margin rate decreased 0.3 percentage point--reflecting an increase in net markdown rate partially offset by an increase in markup rate. Selling, general and administrative expenses for 2005 decreased by $6.1 million from 2004 as a result of an ongoing review of store and corporate expenses associated with the combined Elder-Beerman and Bon-Ton operations. Depreciation and amortization expense in 2005 decreased by $0.6 million from 2004 due to the impact of final purchase price allocation adjustments recorded in 2004. Interest expense in 2005 increased $0.3 million from 2004 due to higher average borrowings and increased interest rates.

                            THE BON-TON STORES, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

     The Company sold its proprietary credit card portfolio to HSBC Bank Nevada, N.A. ("HSBC") on July 8, 2005, recording a pre-tax charge of $1.0 million in the second quarter of 2005 representing a loss on the sale and costs associated with involuntary termination benefits and contract terminations. The Company received total cash of $315.4 million at closing, with $296.7 million allocated to the sale of credit card accounts and related accounts receivable, $17.0 million allocated as prepaid program revenue and $1.8 million representing proceeds from the sale of related assets. Proceeds from the sale of $230.2 million were used to terminate the Company's accounts receivable securitization program; the remaining proceeds of $85.2 million were used to reduce outstanding borrowings under the Company's revolving credit facility. In connection with the sale, the Company entered into two agreements with HSBC: an Interim Servicing Agreement (the "ISA") and a Credit Card Program Agreement (the "CCPA"). Under the terms of the ISA, the Company will continue to service the credit card receivables from July 8, 2005 until such time as HSBC takes over their servicing, currently planned for November 1, 2005. HSBC will compensate the Company for providing these services during the interim servicing period. The CCPA sets forth the terms and conditions under which HSBC will issue credit cards to the Company's customers. The Company will be paid a percentage of Net Credit Sales, as defined in the CCPA, for future credit card sales. Under the terms of the CCPA, the Company is required to perform certain duties, including receiving and remitting in-store customer payments on behalf of HSBC for which the Company will receive a fee. The CCPA has a term of seven years and is cancelable earlier by either party under certain circumstances.

     2004 reflects a $1.7 million pre-tax charge associated with the closing of the Company's Pottstown Pennsylvania store.

     The retail industry is highly competitive, as reflected in the Company's comparable store sales in recent years. The Company anticipates that these competitive pressures and challenges will continue. To address this difficult sales environment, the Company is continuing its highly promotional posture and emphasis on offering a wide range of merchandise value. Additionally, expansion of the Company's private labels and growth of exclusive brands support its strategy of product differentiation and provide an opportunity for additional sales at a higher gross margin.

     The Company is focusing its efforts on maintaining a flat to slightly improved gross margin rate and managing assets, store expenses and corporate expenses to improve its financial position. The Company continues to explore meaningful ways to improve its ratio of expenses to sales. Execution of these initiatives is necessary to achieve earnings growth in an anticipated environment of flat-to-minimal comparable store sales growth.

                            THE BON-TON STORES, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

                              RESULTS OF OPERATIONS

     The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

                                               THIRTEEN             TWENTY-SIX
                                             WEEKS ENDED           WEEKS ENDED
                                         -------------------   -------------------
                                         July 30,   July 31,   July 30,   July 31,
                                           2005       2004       2005       2004
                                         --------   --------   --------   --------
Net sales                                 100.0%     100.0%     100.0%     100.0%
Other income                                0.7        0.8        0.7        0.8
                                          -----      -----      -----      -----
                                          100.7      100.8      100.7      100.8
                                          -----      -----      -----      -----
Costs and expenses:
   Costs of merchandise sold               63.4       62.6       63.6       63.3
   Selling, general and administrative     34.1       34.5       35.0       35.3
   Depreciation and amortization            2.8        2.7        2.6        2.7
                                          -----      -----      -----      -----
Income (loss) from operations               0.4        1.0       (0.5)      (0.5)
Interest expense, net                       1.3        1.2        1.3        1.2
                                          -----      -----      -----      -----
Loss before income taxes                   (0.9)      (0.2)      (1.8)      (1.7)
Income tax benefit                         (0.4)      (0.1)      (0.7)      (0.6)
                                          -----      -----      -----      -----
Net loss                                   (0.5)%     (0.1)%     (1.1)%     (1.1)%
                                          =====      =====      =====      =====

THIRTEEN WEEKS ENDED JULY 30, 2005 COMPARED TO THIRTEEN WEEKS ENDED JULY 31,
2004

     NET SALES. Net sales for the second quarter of 2005 were $274.3 million, reflecting a decrease of $9.9 million, or 3.5%, from the same period last year. Comparable store sales, which exclude the impact of the Pottstown, Pennsylvania store that was closed in the second quarter of fiscal 2004, decreased 3.0% in the second quarter of 2005.

     The best performing merchandise categories in the second quarter of 2005 were Ladies' Special Sizes and Misses Sportswear (both included in Women's Clothing) and Shoes. Sales for Ladies' Special Sizes reflect the Company's increased emphasis and corresponding inventory investment. Customers responded favorably to the Company's offerings in Misses Sportswear. Shoe sales increased as customers responded favorably to the Company's changes in moderately-priced branded casual footwear and the introduction of new products at Elder-Beerman that were previously sold only at Bon-Ton stores. The poorest performing merchandise categories in the second quarter of 2005 were Dresses (included in Women's Clothing), Home, Cosmetics and Juniors'. Home sales were negatively impacted by the decrease in sales of clearance goods as compared to the prior year. Sales results for Cosmetics reflected the introduction of new products in the prior year. Apparel sales were hampered by unseasonably cold weather in the Northeast and Midwest in the beginning of the second quarter of 2005.

                            THE BON-TON STORES, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

     OTHER INCOME. Other income, which includes income from leased departments and other customer revenues, was $1.8 million, or 0.7% of net sales, in the second quarter of 2005 compared to $2.2 million, or 0.8% of net sales, in the second quarter of 2004. The decrease of $0.4 million primarily reflects decreases in other customer revenues related to the Home category.

     COSTS AND EXPENSES. Gross margin was $100.3 million for the second quarter of 2005 compared to $106.2 million for the same period last year, a decrease of $5.9 million. Gross margin as a percentage of net sales decreased 0.8 percentage point to 36.6% for the second quarter of 2005 from 37.4% for the same period last year. The decrease in gross margin rate resulted primarily from an increase in the net markdown rate. The decrease in gross margin dollars for the second quarter of 2005 as compared to the second quarter of 2004 was primarily the result of lower sales volume.

     Selling, general and administrative expenses for the second quarter of 2005 were $93.4 million compared to $98.0 million for the second quarter of 2004, reflecting a decrease of $4.6 million. Selling, general and administrative expenses decreased due to reduced payroll, integration costs and accounts receivable securitization expenses--partially offset by higher advertising and a $1.0 million charge associated with the sale of the Company's proprietary credit card portfolio. The current year expense rate decreased 0.4 percentage point to 34.1% of net sales, compared to 34.5% for the same period last year. The second quarter of 2004 included a $1.7 million charge associated with the closing of the Company's Pottstown, Pennsylvania store.

     Depreciation and amortization in the second quarter of 2005 was $7.6 million, comparable to the second quarter of 2004.

     INCOME FROM OPERATIONS. Income from operations in the second quarter of 2005 was $1.1 million, or 0.4% of net sales, compared to $2.7 million, or 1.0% of net sales, in the second quarter of 2004. The reduced income reflects the lower sales and resulting decrease in gross margin, partially offset by decreased selling, general and administrative expenses.

     INTEREST EXPENSE, NET. Net interest expense was $3.6 million, or 1.3% of net sales, in the second quarter of 2005 compared to $3.4 million, or 1.2% of net sales, in the second quarter of 2004. The $0.2 million net increase principally reflects additional revolver borrowings required to fund working capital requirements and higher average interest rates for the period. Interest expense was positively impacted by a reduction in long-term debt as a result of applying the proceeds from the credit card portfolio sale in early July 2005.

     INCOME TAX BENEFIT. The tax rate of 42.1% in the second quarter of 2005 was
4.8 percentage points higher than the rate of 37.3% in the second quarter of 2004. The increase was due to an increase in the Company's state effective tax rate.

     NET LOSS. Net loss in the second quarter of 2005 was $1.4 million, or 0.5% of net sales, compared to a net loss of $0.4 million, or 0.1% of net sales, in the second quarter of 2004.

                            THE BON-TON STORES, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

TWENTY-SIX WEEKS ENDED JULY 30, 2005 COMPARED TO TWENTY-SIX WEEKS ENDED JULY 31, 2004

     NET SALES. Net sales for 2005 were $536.9 million, reflecting a decrease of $12.4 million, or 2.3%, from the same period last year. Comparable store sales, which exclude the impact of the Pottstown, Pennsylvania store that was closed in the second quarter of fiscal 2004, decreased 1.8% in 2005.

     The best performing merchandise categories in 2005 were Shoes, Ladies' Special Sizes and Misses Sportswear (both included in Women's Clothing). Shoe sales increased as customers responded favorably to the Company's changes in moderately-priced branded casual footwear and the introduction of new products at Elder-Beerman that were previously sold only at Bon-Ton stores. Customers responded favorably to the Company's offerings in Misses Sportswear. Sales for Ladies' Special Sizes reflect the Company's increased emphasis and corresponding inventory investment. The poorest performing merchandise categories in 2005 were Home, Dresses (included in Women's Clothing), Cosmetics, Children's and Juniors'. Home sales were negatively impacted by the decrease in sales of clearance goods as compared to the prior year. Sales results for Cosmetics reflected the introduction of new products in the prior year. Apparel sales were hampered by unseasonably cold weather in the Northeast and Midwest during 2005.

     OTHER INCOME. Other income, which includes income from leased departments and other customer revenues, was $4.0 million, or 0.7% of net sales, in 2005 compared to $4.2 million, or 0.8% of net sales, in 2004. The decrease of $0.2 million primarily reflects decreases in other customer revenues related to the Home category.

     COSTS AND EXPENSES. Gross margin was $195.4 million for 2005 compared to $201.6 million for the same period last year, a decrease of $6.2 million. Gross margin as a percentage of net sales decreased 0.3 percentage point to 36.4% for 2005 from 36.7% for the same period last year. The decrease in gross margin rate resulted primarily from an increased markdown rate, which was partially offset by an increased markup rate. The decrease in gross margin dollars for 2005 was largely due to lower sales volume.

     Selling, general and administrative expenses for 2005 were $188.1 million compared to $194.2 million for 2004, reflecting a decrease of $6.1 million. Selling, general and administrative expenses decreased due to reduced payroll, integration costs and accounts receivable securitization expenses--partially offset by higher advertising and a $1.0 million charge associated with the sale of the Company's proprietary credit card portfolio. The current year expense rate decreased 0.3 percentage point to 35.0% of net sales, compared to 35.3% for the same period last year, which included a $1.7 million charge associated with the closing of the Company's Pottstown, Pennsylvania store.

     Depreciation and amortization in 2005 was $14.0 million, a decrease of $0.6 million compared to the $14.6 million expense in 2004, which reflects the impact of final purchase price allocation adjustments recorded in 2004.

     LOSS FROM OPERATIONS. Loss from operations in 2005 was $2.7 million, or 0.5% of net sales, compared to $2.9 million, or 0.5% of net sales, in 2004.

     INTEREST EXPENSE, NET. Net interest expense was $6.9 million, or 1.3% of net sales, in 2005 compared to $6.6 million, or 1.2% of net sales, in 2004. The $0.3 million increase principally reflects additional revolver borrowings required to fund working capital requirements and higher average interest rates for the period. Interest expense was positively impacted by a reduction in long-term debt as a result of applying the proceeds from the credit card portfolio sale in early July 2005.

                            THE BON-TON STORES, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

     INCOME TAX BENEFIT. The effective tax rate increased 1.6 percentage points to 39.1% in 2005 from 37.5% in 2004. The increase was due to an increase in the Company's state effective tax rate.

     NET LOSS. Net loss in 2005 was $5.9 million, or 1.1% of net sales, compared to $5.9 million, or 1.1% of net sales, in 2004.

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

     The Company does not believe inflation had a material effect on operating results during the twenty-six weeks ended July 30, 2005 or July 31, 2004. However, there can be no assurance that the Company's business will not be affected by inflationary adjustments in the future.

                         LIQUIDITY AND CAPITAL RESOURCES

     The following table summarizes material measures of the Company's liquidity and capital resources:

                                                         July 30,   July 31,
(Dollars in millions)                                      2005       2004
------------------------------------------------------   --------   --------
Working capital                                           $ 183.9    $ 229.6
Current ratio                                              2.10:1     2.27:1
Debt to total capitalization (debt plus equity)            0.28:1     0.43:1
Unused availability under lines of credit (subject to
   the minimum borrowing availability covenant of $10)    $ 129.2    $  51.0

     The Company's primary sources of working capital are cash flows from operations and borrowings under its revolving credit facility. Through July 8, 2005, the Company's primary sources of working capital also included proceeds from the accounts receivable facility. The Company's business follows a seasonal pattern and working capital fluctuates with seasonal variations, reaching its highest level in October or November.

                            THE BON-TON STORES, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

     Decreases in working capital, the current ratio and debt to total capitalization and the increase in unused availability under the credit agreement at July 30, 2005 as compared to July 31, 2004 are principally due to the credit card portfolio sale and associated reduction of long-term debt.

     Net cash provided by operating activities totaled $86.6 million and $2.1 million for the twenty-six weeks ended July 30, 2005 and July 31, 2004, respectively. The increase in net cash provided by operating activities primarily reflects proceeds from the sale of the proprietary credit card portfolio, partially offset by payments made to terminate the accounts receivable facility.

     Net cash used in investing activities amounted to $10.2 million and $13.2 million for the twenty-six weeks ended July 30, 2005 and July 31, 2004, respectively. Capital expenditures in the current year were $2.9 million lower than the comparable prior year period largely due to prior year system integration efforts.

     Net cash used in financing activities amounted to $87.7 million in 2005, as compared to net cash provided of $6.6 million in 2004. The increase in net cash used primarily reflects payments made to reduce long-term debt as a result of the credit card portfolio sale.

     The Company's amended and restated revolving credit facility agreement (the "Credit Agreement") provides a revolving line of credit of $300.0 million and a term loan in the amount of $19.0 million. The current Credit Agreement expires in October 2007. The revolving credit line interest rate, based on LIBOR or an index rate plus an applicable margin, and fee charges are determined by a formula based upon the Company's borrowing availability. Under the Credit Agreement, the Company incurs fees at a rate of 0.375 percentage point on unused lines of credit. The term loan interest rate is based on LIBOR plus an applicable margin. Financial covenants contained in the Credit Agreement include the following: a limitation on fiscal 2005 capital expenditures of $53.5 million, minimum borrowing availability of $10.0 million and a fixed charge coverage ratio of 1.0-to-1. The fixed charge coverage ratio is defined as earnings before interest, taxes, depreciation and amortization divided by interest expense, capital expenditures, tax payments and scheduled debt payments--measured at each fiscal quarter-end based on the immediately preceding four fiscal quarters. Total borrowings under the Credit Agreement were $83.4 million and $160.4 million at July 30, 2005 and January 29, 2005, respectively.

     Prior to termination of the receivables securitization program on July 8, 2005, the Company's off-balance-sheet accounts receivable facility agreement included a funding limit of $250.0 million. Availability under the accounts receivable facility was calculated based on the dollar balance and performance of the Company's proprietary credit card portfolio. At January 29, 2005, accounts receivable totaling $244.0 million were sold under the accounts receivable facility.

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

                            THE BON-TON STORES, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

     The credit agreement expires in October 2007. The Company anticipates that it will be able to renew or replace this agreement with an agreement on substantially comparable terms. Failure to renew or replace this agreement on substantially comparable terms could have a material adverse effect on the Company's financial condition.

     The Company paid a quarterly cash dividend of $0.025 per share on shares of Class A common stock and common stock on April 15, 2005 and July 15, 2005 to shareholders of record as of April 1, 2005 and July 1, 2005, respectively. Additionally, the Company declared a quarterly cash dividend of $0.025 per share, payable October 15, 2005 to shareholders of record as of October 1, 2005. The Company's Board of Directors will consider dividends in subsequent periods as it deems appropriate.

     Capital expenditures for fiscal 2005 are expected to be in the range of $28.0 million to $32.0 million. The Company anticipates increasing store selling space in fiscal 2005 by expanding existing store locations.

     The Company anticipates its cash flows from operations, supplemented by borrowings under its credit agreement, will be sufficient to satisfy its operating cash requirements for at least the next twelve months.

     Cash flows from operations are impacted by consumer confidence, weather in the geographic markets served by the Company and economic and competitive conditions existing in the retail industry. A downturn in any single factor or a combination of factors could have a material adverse impact upon the Company's ability to generate sufficient cash flows to operate its business.

     The Company has not identified any probable circumstances that would likely impair its ability to meet its cash requirements or trigger a default or acceleration of payment of the Company's debt.

                         OFF-BALANCE SHEET ARRANGEMENTS

     Prior to termination of the receivables securitization program on July 8, 2005, the Company engaged in securitization activities involving the Company's proprietary credit card portfolio as a source of funding. Off-balance sheet proprietary credit card securitizations provided a significant portion of the Company's funding and was one of its primary sources of liquidity. At January 29, 2005, off-balance sheet securitized receivables represented 57.7% of the Company's funding (sum of securitized receivables and balance sheet debt). Gains and losses from securitizations were recognized in the Consolidated Statements of Operations when the Company relinquished control of the transferred financial assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"), and other related pronouncements. The gain or loss on the sale of financial assets depended in part on the previous carrying amount of the assets involved in the transfer, allocated between the assets sold and the retained interests based upon their respective fair values at the date of sale. Based on the term of the securitization agreement (less than one year) and the fact that the credit card receivables that comprise the retained interests were short-term in nature, the Company classified its retained interests as a current asset.

     The Company sold undivided percentage ownership interests in certain of its credit card accounts receivable to unrelated third-parties under a $250.0 million accounts receivable securitization facility. The unrelated third-parties, referred to as the conduit, purchased a $244.0 million interest in the accounts receivable under this facility at January 29, 2005. The Company was responsible for servicing these accounts,

                            THE BON-TON STORES, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

retained a servicing fee and bore the risk of non-collection (limited to its retained interests in the accounts receivable). Associated off-balance-sheet assets and related debt were $244.0 million at January 29, 2005.

     Based upon the terms of the accounts receivable facility, the accounts receivable transactions qualified for "sale treatment" under generally accepted accounting principles. This treatment required the Company to account for transactions with the conduit as a sale of accounts receivable instead of reflecting the conduit's net investment as long-term debt with a pledge of accounts receivable as collateral. Absent this "sale treatment," the Company's balance sheet would have reflected additional accounts receivable and debt.

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

     As is currently the case with many companies in the retail industry, the Company's LIFO calculations have yielded inventory increases in recent years due to deflation reflected in price indices used. This is the result of the LIFO method whereby merchandise sold is valued at the cost of more recent inventory purchases (which the deflationary indices indicate to be lower), resulting in the general inventory on-hand being carried at the older, higher costs. Given these higher values and the promotional retail environment, the Company reduced the carrying value of its LIFO inventories to a net realizable value ("NRV"). These reductions totaled $20.2 million at July 30, 2005 and January 29, 2005. Inherent in these NRV assessments are significant management judgments and estimates regarding future merchandise selling costs and pricing. Should these estimates prove to be inaccurate, the Company may have overstated or understated its inventory carrying value. In such cases, the Company's operating results would ultimately be impacted.

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

     Net deferred tax assets were $37.1 million and $29.7 million at July 30, 2005 and January 29, 2005, respectively. In assessing the realizability of the deferred tax assets, the Company considered whether it was more-likely-than-not that the deferred tax assets, or a portion thereof, will not be realized. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and limitations pursuant to
Section 382 of the Internal Revenue Code. As a result, the Company concluded that a valuation allowance against a portion of the net deferred tax assets was appropriate. A total valuation allowance of $58.1 million was recorded at July 30, 2005 and January 29, 2005. If actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to adjust its valuation allowance, which could materially impact its financial position and results of operations.

     The Company recorded $86.6 million of net deferred tax assets in connection with the October 24, 2003 acquisition of Elder-Beerman; a valuation allowance of $47.7 million was established against these deferred tax assets. Any future reduction to the valuation allowance established against deferred tax assets acquired in connection with the acquisition of Elder-Beerman would first reduce intangible assets purchased in the acquisition and then, to the extent the valuation allowance reduction exceeds the current book value of intangible assets purchased in the acquisition (approximately $3.4 million at July 30, 2005), would reduce the current income tax provision.

     Legislative changes currently proposed by certain states in which the Company operates could have a materially adverse impact on future operating results of the Company. These legislative changes principally involve state income tax laws.

LONG-LIVED ASSETS

     Property, fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in the Company's business model or capital strategy can result in the actual useful lives differing from the Company's estimates. In cases where the Company determines that the useful life of property, fixtures and equipment should be shortened, the Company depreciates the net book value in excess of the salvage value over its revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or leasehold improvements could also result in shortened useful lives. Net property, fixtures and equipment amounted to $164.8 million and $168.3 million at July 30, 2005 and January 29, 2005, respectively.

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

GOODWILL AND INTANGIBLE ASSETS

     Goodwill was $3.0 million at July 30, 2005 and January 29, 2005. Intangible assets are principally comprised of lease interests that relate to below-market-rate leases acquired in store acquisitions completed in fiscal years 1992 through 2003, which were adjusted to reflect fair market value. These lease-related interests are being amortized on a straight-line method. Net intangible assets totaled $8.8 million and $9.4 million at July 30, 2005 and January 29, 2005, respectively.

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

                            THE BON-TON STORES, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

SECURITIZATIONS

     Prior to termination of the receivables securitization program on July 8, 2005, a significant portion of the Company's funding was through off-balance-sheet credit card securitizations via sales of certain accounts receivable through an accounts receivable facility (the "Facility"). The sale of receivables was to The Bon-Ton Receivables Partnership, LP ("BTRLP"), a special purpose entity as defined by SFAS No. 140. BTRLP is a wholly owned subsidiary of the Company. BTRLP was permitted to sell accounts receivable with a purchase price up to $250.0 million through the Facility to a conduit on a revolving basis.

     The Company sold accounts receivable through securitizations with servicing retained. When the Company securitized the accounts receivable, it surrendered control over the transferred assets and accounted for the transaction as a sale to the extent that consideration other than beneficial interests in the transferred assets was received in exchange. The Company allocated the previous carrying amount of the securitized receivables between the assets sold and retained interests, based on their relative estimated fair values at the date of sale. Securitization income was recognized at the time of the sale, and was equal to the excess of the fair value of the assets obtained (principally cash) over the allocated cost of the assets sold and transaction costs. During the revolving period of each accounts receivable securitization, securitization income was recorded representing estimated gains on the sale of new receivables to the conduit on a continuous basis to replenish the investors' interest in securitized receivables that had been repaid by the credit card account holders. Fair value estimates used in the recognition of securitization income required certain assumptions of payment, default, servicing costs (direct and indirect) and interest rates. To the extent actual results differed from those estimates, the impact was recognized as a component of securitization income.

     The Company estimated the fair value of retained interests in securitizations based on a discounted cash flow analysis. The cash flows of the interest-only strip were estimated as the excess of the weighted average finance charge yield on each pool of receivables sold over the sum of the interest rate paid to the note holder, the servicing fee and an estimate of future credit losses over the life of the receivables. Cash flows were discounted from the date the cash was expected to become available to the Company. These cash flows were projected over the life of the receivables using payment, default, and interest rate assumptions that the Company believes would have been used by market participants for similar financial instruments subject to prepayment, credit and interest rate risk. The cash flows were discounted using an interest rate that the Company believes a purchaser unrelated to the seller of the financial instrument would have demanded.

     The Company recognized securitization income of $0.4 million and $2.2 million for the thirteen weeks ended July 30, 2005 and July 31, 2004, respectively and $2.7 million and $5.2 million for the twenty-six weeks ended July 30, 2005 and July 31, 2004, respectively. The decrease in securitization income was principally due to termination of the Facility concurrent with the proprietary credit card portfolio sale.

                            THE BON-TON STORES, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

                            FUTURE ACCOUNTING CHANGES

     In December 2004, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R revises SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and it supercedes APB No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. The full impact of SFAS No. 123R adoption cannot be predicted at this time as it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share within Note 2 of the Notes to Condensed Consolidated Financial Statements. SFAS No. 123R also requires that benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company is unable to estimate what those amounts will be in the future as they depend on, among other things, when employees exercise stock options. On April 14, 2005, the Securities and Exchange Commission announced a deferral of the effective date of SFAS No. 123R to the beginning of the Company's fiscal year commencing January 29, 2006.

     In July 2005, the FASB issued Proposed Interpretation, "Accounting for Uncertain Tax Positions," an interpretation of SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). This proposed interpretation clarifies the accounting for uncertain tax positions in accordance with SFAS No. 109 by requiring companies to recognize, in their financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained under audit based solely on the technical merits of the position. In evaluating whether the probable recognition threshold has been met, the proposed interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The proposed standard further defines probable as the definition in SFAS No. 5, "Accounting for Contingencies." The proposed interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005. The impact of this interpretation to the Company's consolidated financial statements is not presently known.

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

                            THE BON-TON STORES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Other than as described below, the Company does not believe its interest rate risks, as described in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2005 ("2004 Annual Report"), have changed materially since the Company's disclosure in its 2004 Annual Report.

     The Company sold its proprietary credit card portfolio on July 8, 2005, as further described in the Overview section of Part 1, Item 2. The Company utilized a portion of the sale proceeds to reduce outstanding borrowings under its variable-rate revolving credit facility. As a result, the Company's exposure to market risk associated with changes in interest rates has been correspondingly reduced, subject to normal operating fluctuations in the balance of the revolving credit facility.

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

     Throughout the twenty-six weeks ended July 30, 2005, the Company continued the process of integrating the operations of Elder-Beerman and Bon-Ton, including execution during the thirteen weeks ended April 30, 2005 of certain changes to the Company's merchandise inventory tracking and costing systems, merchandise sales price management systems and general ledger interfaces and execution during the thirteen weeks ended July 30, 2005 of certain changes to furniture merchandise tracking and sales systems. As part of this integration process, the Company modified the functional areas or locations responsible for certain transaction processing and certain processes over financial data collection, consolidation and reporting. As a result, the Company modified the design and operation of certain elements of its internal control over financial reporting. The Company believes it has taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this period of change.

                            THE BON-TON STORES, INC.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There have been no material developments in any legal proceedings since the Company's disclosure in its 2004 Annual Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 14, 2005, the Company held its Annual Meeting of Shareholders. The following matters were submitted for vote:

1. The following individuals were nominated and elected by the votes set forth to serve as the directors of the Company:

Robert B. Bank                        For:   40,756,466
                       Withhold Authority:      118,497

Byron L. Bergren                      For:   39,429,812
                       Withhold Authority:    1,445,150

Philip M. Browne                      For:   40,759,541
                       Withhold Authority:      115,422

Shirley A. Dawe                       For:   40,756,466
                       Withhold Authority:      118,497

Marsha M. Everton                     For:   39,258,437
                       Withhold Authority:    1,616,526

Michael L. Gleim                      For:   39,281,743
                       Withhold Authority:    1,593,219

M. Thomas Grumbacher                  For:   39,294,977
                       Withhold Authority:    1,579,985

Robert E. Salerno                     For:   40,759,453
                       Withhold Authority:      115,500

Thomas W. Wolf                        For:   39,407,060
                       Withhold Authority:    1,467,903

2. With respect to ratification of the appointment of KPMG LLP as independent registered public accountant of The Bon-Ton Stores, Inc., 40,838,020 votes were cast in favor, 36,404 votes were cast against and 538 votes abstained.

                            THE BON-TON STORES, INC.

ITEM 6. EXHIBITS

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

Exhibit                      Description                      Document Location
-------   ------------------------------------------------   -------------------
  10.1    Purchase and Sale Agreement, dated as of June      Exhibit 10.1 to
          20, 2005, between The Bon-Ton Stores, Inc. and     Form 8-K filed on
          HSBC Bank Nevada, N.A.                             June 23, 2005

  10.2    Interim Servicing Agreement, dated as of June      Exhibit 10.2 to
          20, 2005, between The Bon-Ton Stores, Inc. and     Form 8-K filed on
          HSBC Bank Nevada, N.A.                             June 23, 2005

  10.3    Credit Card Program Agreement, dated as of June    Exhibit 10.3 to
          20, 2005, between The Bon-Ton Stores, Inc. and     Form 8-K filed on
          HSBC Bank Nevada, N.A.                             June 23, 2005

  10.4    Amendment No. 4 to Credit Agreement, dated as of   Exhibit 10.4 to
          June 10, 2005                                      Form 8-K filed on
                                                             June 23, 2005

  10.5    Payoff and Termination Agreement, dated July 8,    Exhibit 10.1 to
          2005                                               Form 8-K filed on
                                                             July 12, 2005

  31.1    Certification of Byron L. Bergren                  Filed herein.

  31.2    Certification of Keith E. Plowman                  Filed herein.

  32.1    Certifications Pursuant to Rules 13a-14(b) and     Furnished herein.
          15d-14(b) of the Securities Exchange Act of
          1934.

                            THE BON-TON STORES, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE BON-TON STORES, INC.


DATE: September 7, 2005                 BY: /s/ Byron L. Bergren
                                            ------------------------------------
                                            Byron L. Bergren
                                            President and
                                            Chief Executive Officer


DATE: September 7, 2005                 BY: /s/ Keith E. Plowman
                                            ------------------------------------
                                            Keith E. Plowman
                                            Senior Vice President,
                                            Chief Financial Officer and
                                            Principal Accounting Officer