Form 10-Q
period 2005-10-29
BON TON STORES INC
filed 2005-12-07
CIK 878079

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter ended October 29, 2005                    Commission File Number
                                                                  0-19517

                            THE BON-TON STORES, INC.
                             2801 EAST MARKET STREET
                            YORK, PENNSYLVANIA 17402
                                 (717) 757-7660

INCORPORATED IN PENNSYLVANIA                                  IRS NO. 23-2835229

                                   ----------

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

     As of December 1, 2005 there were 14,179,564 shares of Common Stock, $0.01 par value per share, and 2,951,490 shares of Class A Common Stock, $0.01 par value per share, outstanding.

================================================================================

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            THE BON-TON STORES, INC.
                           CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)                                                October 29,   January 29,
(Unaudited)                                                                                       2005          2005
                                                                                              -----------   -----------
Assets
Current assets:
   Cash and cash equivalents                                                                    $ 14,445     $ 22,908
   Retained interest in trade receivables, net of allowance for doubtful accounts and
      sales returns of $6,172 at January 29, 2005                                                     --       82,576
   Other receivables, net of allowance for doubtful accounts of $1,577 and $244 at
      October 29, 2005 and January 29, 2005, respectively                                         10,908       11,967
   Merchandise inventories                                                                       418,355      296,382
   Prepaid expenses and other current assets                                                      19,488       12,253
   Deferred income taxes                                                                           7,977        4,819
                                                                                                --------     --------
      Total current assets                                                                       471,173      430,905
                                                                                                --------     --------
Property, fixtures and equipment at cost, net of accumulated depreciation and amortization
   of $212,813 and $198,797 at October 29, 2005 and January 29, 2005, respectively               166,217      168,304
Deferred income taxes                                                                             32,892       24,908
Goodwill                                                                                           2,965        2,965
Intangible assets, net of accumulated amortization of $6,117 and $5,364 at October 29, 2005
   and January 29, 2005, respectively                                                              8,510        9,400
Other assets                                                                                       7,013        9,674
                                                                                                --------     --------
      TOTAL ASSETS                                                                              $688,770     $646,156
                                                                                                ========     ========
Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                                                             $174,032     $101,151
   Accrued payroll and benefits                                                                   18,156       25,361
   Accrued expenses                                                                               46,327       46,646
   Current maturities of long-term debt                                                              937          869
   Current maturities of obligations under capital leases                                            246          939
   Income taxes payable                                                                            2,452        4,817
                                                                                                --------     --------
      Total current liabilities                                                                  242,150      179,783
                                                                                                --------     --------
Long-term debt, less current maturities                                                          154,191      178,257
Obligations under capital leases, less current maturities                                             46           98
Other long-term liabilities                                                                       39,787       25,461
                                                                                                --------     --------
      TOTAL LIABILITIES                                                                          436,174      383,599
                                                                                                --------     --------
Shareholders' equity:
   Preferred Stock - authorized 5,000,000 shares at $0.01 par value; no shares issued                 --           --
   Common Stock - authorized 40,000,000 shares at $0.01 par value; issued 14,065,289
      and 13,568,977 shares at October 29, 2005 and January 29, 2005, respectively                   141          136
   Class A Common Stock - authorized 20,000,000 shares at $0.01 par value; issued
      and outstanding 2,951,490 shares at October 29, 2005 and January 29, 2005                       30           30
   Treasury stock, at cost - 337,800 shares at October 29, 2005 and January 29, 2005              (1,387)      (1,387)
   Additional paid-in-capital                                                                    127,688      119,284
   Deferred compensation                                                                          (6,422)      (1,096)
   Accumulated other comprehensive loss                                                              (65)        (427)
   Retained earnings                                                                             132,611      146,017
                                                                                                --------     --------
      TOTAL SHAREHOLDERS' EQUITY                                                                 252,596      262,557
                                                                                                --------     --------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $688,770     $646,156
                                                                                                ========     ========

     The accompanying notes are an integral part of these consolidated financial statements.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          THIRTEEN                  THIRTY-NINE
                                                        WEEKS ENDED                 WEEKS ENDED
                                                 -------------------------   -------------------------
(In thousands except share and per share data)   October 29,   October 30,   October 29,   October 30,
(Unaudited)                                          2005          2004          2005          2004
                                                 -----------   -----------   -----------   -----------
Net sales                                        $   285,676   $   297,798   $   822,555   $   847,079
Other income                                           2,126         2,012         6,098         6,211
                                                 -----------   -----------   -----------   -----------
                                                     287,802       299,810       828,653       853,290
                                                 -----------   -----------   -----------   -----------
Costs and expenses:
   Costs of merchandise sold                         189,229       186,180       530,692       533,849
   Selling, general and administrative                97,759       105,232       285,848       299,391
   Depreciation and amortization                       7,508         6,101        21,525        20,687
                                                 -----------   -----------   -----------   -----------
(Loss) income from operations                         (6,694)        2,297        (9,412)         (637)
Interest expense, net                                  2,804         3,489         9,710        10,057
                                                 -----------   -----------   -----------   -----------
Loss before income taxes                              (9,498)       (1,192)      (19,122)      (10,694)
Income tax benefit                                    (3,198)         (447)       (6,965)       (4,010)
                                                 -----------   -----------   -----------   -----------
NET LOSS                                         $    (6,300)  $      (745)  $   (12,157)  $    (6,684)
                                                 ===========   ===========   ===========   ===========
PER SHARE AMOUNTS -
   BASIC:
      Net loss                                   $     (0.39)  $     (0.05)  $     (0.75)  $     (0.42)
                                                 ===========   ===========   ===========   ===========
   BASIC WEIGHTED AVERAGE SHARES OUTSTANDING      16,218,717    15,999,908    16,175,790    15,887,321
   DILUTED:
      Net loss                                   $     (0.39)  $     (0.05)  $     (0.75)  $     (0.42)
                                                 ===========   ===========   ===========   ===========
   DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING    16,218,717    15,999,908    16,175,790    15,887,321

     The accompanying notes are an integral part of these consolidated financial statements.

                            THE BON-TON STORES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             THIRTY-NINE
                                                                             WEEKS ENDED
                                                                      -------------------------
(In thousands)                                                        October 29,   October 30,
(Unaudited)                                                               2005          2004
                                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                               $ (12,157)    $  (6,684)
Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
   Depreciation and amortization                                          21,525        20,687
   Bad debt provision                                                      1,510         2,369
   Stock compensation expense                                              1,728           267
   Amortization of deferred financing costs                                1,164         3,027
   (Increase) decrease in deferred income tax assets                     (11,362)        3,774
   Other                                                                  (1,101)       (1,245)
Net transfers of receivables to accounts receivable facility            (244,000)       (7,500)
Proceeds from sale of proprietary credit card portfolio                  315,445            --
Loss on sale of proprietary credit card portfolio                            596            --
Changes in operating assets and liabilities, net                         (41,754)      (88,929)
                                                                       ---------     ---------
      Net cash provided by (used in) operating activities                 31,594       (74,234)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                  (19,094)      (24,065)
   Proceeds from sale of property, fixtures and equipment                    102            12
                                                                       ---------     ---------
      Net cash used in investing activities                              (18,992)      (24,053)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt and capital lease obligations             (280,742)     (196,539)
   Proceeds from issuance of long-term debt                              256,000       286,100
   Cash dividends paid                                                    (1,249)       (1,197)
   Proceeds from stock options exercised                                     825         2,101
   Deferred financing costs paid                                            (123)         (462)
   Increase in bank overdraft balances                                     4,224         6,698
                                                                       ---------     ---------
      Net cash (used in) provided by financing activities                (21,065)       96,701

      Net decrease in cash and cash equivalents                           (8,463)       (1,586)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          22,908        17,835
                                                                       ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  14,445     $  16,249
                                                                       =========     =========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                       $   8,420     $   7,627
   Net income taxes paid                                               $   9,876     $  14,214

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

2.   STOCK-BASED COMPENSATION

     The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded only if the current market price of the underlying stock on the date of grant exceeded the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123 as amended by SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." The following table illustrates the effect on net loss if the fair-value-based method had been applied to all unvested awards in each period:

                            THE BON-TON STORES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                          THIRTEEN                  THIRTY-NINE
                                                                        WEEKS ENDED                 WEEKS ENDED
                                                                 -------------------------   -------------------------
                                                                 October 29,   October 30,   October 29,   October 30,
                                                                     2005          2004          2005          2004
                                                                 -----------   -----------   -----------   -----------
Net loss, as reported                                              $(6,300)      $ (745)      $(12,157)      $(6,684)
   Add: Total stock-based employee compensation included in
      net loss, net of related tax effects                             378          182          1,098           167
   Deduct: Total stock-based employee compensation expense
      determined under fair-value-based method for all awards,
      net of related tax effects                                      (607)        (279)        (1,626)         (352)
                                                                   -------       ------       --------       -------
Pro forma net loss                                                 $(6,529)      $ (842)      $(12,685)      $(6,869)
                                                                   =======       ======       ========       =======
Loss per share
   Basic     As reported                                           $ (0.39)      $(0.05)      $  (0.75)      $ (0.42)
             Pro forma                                               (0.40)       (0.05)         (0.78)        (0.43)
   Diluted   As reported                                           $ (0.39)      $(0.05)      $  (0.75)      $ (0.42)
             Pro forma                                               (0.40)       (0.05)         (0.78)        (0.43)

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

                                               THIRTEEN                  THIRTY-NINE
                                             WEEKS ENDED                 WEEKS ENDED
                                      -------------------------   -------------------------
                                      October 29,   October 30,   October 29,   October 30,
                                          2005          2004          2005          2004
                                      -----------   -----------   -----------   -----------
Basic calculation                      16,218,717    15,999,908    16,175,790    15,887,321
Effect of dilutive shares ---
   Restricted Shares and Restricted
      Stock Units                              --            --            --            --
   Options                                     --            --            --            --
                                       ----------    ----------    ----------    ----------
Diluted calculation                    16,218,717    15,999,908    16,175,790    15,887,321
                                       ==========    ==========    ==========    ==========

                            THE BON-TON STORES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

     The following securities were antidilutive and, therefore, were not included in the computation of diluted EPS for the periods indicated:

                                               THIRTEEN                  THIRTY-NINE
                                             WEEKS ENDED                 WEEKS ENDED
                                      -------------------------   -------------------------
                                      October 29,   October 30,   October 29,   October 30,
                                          2005          2004          2005          2004
                                      -----------   -----------   -----------   -----------
Antidilutive shares ---
   Restricted Shares and Restricted
      Stock Units                       506,432        90,348       454,255        76,949
   Options                              618,778       559,812       571,533       609,459

     Certain securities were excluded from the computation of dilutive shares due to the Company's net loss position in the thirteen and thirty-nine weeks ended October 29, 2005 and October 30, 2004. The following table shows the approximate effect of dilutive securities had the Company reported a profit for these periods:

                                               THIRTEEN                  THIRTY-NINE
                                             WEEKS ENDED                 WEEKS ENDED
                                      -------------------------   -------------------------
                                      October 29,   October 30,   October 29,   October 30,
                                          2005          2004          2005          2004
                                      -----------   -----------   -----------   -----------
Effect of dilutive securities ---
   Restricted Shares and Restricted
      Stock Units                       140,082        65,229       117,070        63,492
   Options                              174,411       219,724       191,418       282,944

4.   SALE OF THE PROPRIETARY CREDIT CARD PORTFOLIO

     On July 8, 2005, pursuant to the terms of the June 20, 2005 Purchase and Sale Agreement between the Company and HSBC Bank Nevada, N.A., a national banking association ("HSBC"), the Company sold substantially all of its private label credit card accounts and the related accounts receivable to HSBC for cash consideration of $313,635. The Company received total cash of $315,445 at closing, with $296,664 allocated to the sale of credit card accounts and related accounts receivable, $16,971 allocated as deferred program revenue and $1,810 representing proceeds from the sale of related assets. The allocation between the sale of accounts receivable and the deferred program revenue was based on the relative fair values as determined by an independent valuation. A portion of the proceeds from the sale ($230,238) were used to pay in-full principal and accrued interest due note-holders under the Company's accounts receivable securitization program plus any other payments in respect of the termination of that program. The remaining proceeds of $85,207 from the sale were used to reduce outstanding borrowings under the Company's revolving credit facility. Concurrently, the Company's obligation to sell its accounts receivable to the securitization trust was terminated.

     Selling, general and administrative expense for the thirty-nine weeks ended October 29, 2005 includes a net loss of $596 associated with the sale of the proprietary credit card portfolio. Proceeds allocated to deferred program revenue, net of certain related costs, of $16,895 were recorded as deferred revenue and will be amortized over a seven-year term. For the thirteen and thirty-nine weeks ended October 29, 2005,

                            THE BON-TON STORES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

deferred revenue amortization income of $603 and $742, respectively, was recognized within selling, general and administrative expense. At October 29, 2005 deferred program revenue of $2,414 and $13,739 were reported within accrued expenses and other long-term liabilities, respectively.

     In connection with the sale, the Company entered into two additional agreements with HSBC: an Interim Servicing Agreement (the "ISA") and a Credit Card Program Agreement (the "CCPA").

     Under the terms of the ISA, the Company continued to service the credit card receivables from July 8, 2005 through October 31, 2005. HSBC compensated the Company for providing these services during the interim servicing period.

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

     For the thirteen and thirty-nine weeks ended October 29, 2005, proceeds of $11,142 and $13,678, respectively, was recognized within selling, general and administrative expense pursuant to the ISA and CCPA.

5.   EXIT OR DISPOSAL ACTIVITIES

     In connection with the sale of its credit card accounts, the Company developed plans resulting in involuntary associate terminations and contract termination, with total expected costs of $540 and $200, respectively. The liability for involuntary associate terminations covers approximately eighty associates in credit operations. The Company expects to pay the balance of the associate termination payments by March 1, 2006, while the liability for the contract termination costs will be paid over the remaining contract periods ending May 2007. Activities to-date related to these costs are as follows:

                                           Involuntary
                                           Termination     Contract
                                             Benefits    Termination   Total
                                           -----------   -----------   -----
Provisions:
   Thirteen weeks ended July 30, 2005          $155          $200       $355
   Thirteen weeks ended October 29, 2005        290            --        290
Payments:
   Thirteen weeks ended July 30, 2005            --            --         --
   Thirteen weeks ended October 29, 2005         --            --         --
                                               ----          ----       ----
Balance at October 29, 2005                    $445          $200       $645
                                               ====          ====       ====

     The above charges were included within selling, general and administrative expense. The Company expects additional charges in connection with involuntary associate terminations of $75 during the thirteen weeks ending January 28, 2006 and $20 during the thirteen weeks ending April 29, 2006.

     On September 20, 2005, the Company announced the closing of its Great Northern and Shoppingtown stores in the Syracuse, New York area and its Lebanon, Pennsylvania store effective January 28, 2006. In connection with the closing of these three stores, the Company developed plans resulting in involuntary

                            THE BON-TON STORES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

associate terminations and other closing costs, with expected total costs of $276 and $245, respectively. The liability for involuntary associate terminations covers approximately 100 associates. The Company expects to pay the balance of the involuntary associate termination payments and other closing costs during the thirteen weeks ending April 29, 2006. Activities to-date related to these costs are as follows:

                                           Involuntary    Other
                                           Termination   Closing
                                             Benefits     Costs    Total
                                           -----------   -------   -----
Provisions:
   Thirteen weeks ended October 29, 2005       $84          --      $84
Payments:
   Thirteen weeks ended October 29, 2005        --          --       --
                                               ---         ---      ---
Balance at October 29, 2005                    $84          --      $84
                                               ===         ===      ===

     The above charges were included within selling, general and administrative expense. The Company expects additional charges for involuntary associate terminations and other closing costs of $192 and $245, respectively, during the thirteen weeks ending January 28, 2006.

6.   SECURITIZATION OF RECEIVABLES

     Prior to termination of the receivables securitization program on July 8, 2005 (see Note 4), the Company securitized its proprietary credit card portfolio through an accounts receivable facility (the "Facility"). Under the Facility agreement, which was contingent upon receivables meeting certain performance criteria, the Company sold through The Bon-Ton Receivables Partnership, LP, a wholly owned subsidiary of the Company and qualifying special purpose entity under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," up to $250,000 of an undivided percentage interest in the receivables on a limited recourse basis. In connection with the Facility agreement, the Company retained servicing responsibilities, subordinated interests and an interest-only strip, all of which were retained interests in the securitized receivables. The Company retained annual servicing fees of 2.0% of the outstanding accounts receivable balance and rights to future cash flows arising after investors in the securitization had received the return for which they contracted. The Company did not recognize a servicing asset or liability, as the amount received for servicing the receivables was a reasonable approximation of market rates and servicing costs. The investors had no recourse to the Company's other assets for failure of debtors to pay when due. The Company's retained interests were subordinate to the investors' interests. The value of the retained interest was subject to credit, prepayment and interest rate risks.

     As of January 29, 2005, credit card receivables sold under the Facility agreement totaled $244,000 and the Company had subordinated interests of $82,576 related to the amounts sold that were included in the accompanying Consolidated Balance Sheet as retained interest in trade receivables. The Company accounted for its subordinated interest in the receivables in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company did not recognize any unrealized gains or losses on its subordinated interest, as the current carrying value of customer revolving charge accounts receivable was a reasonable estimate of fair value and average interest rates approximated current market origination rates. Subordinated interests as of January 29, 2005 included restricted cash of $1,998 required pursuant to terms of the Company's Facility agreement.

     New receivables were sold on a continual basis to replenish each investor's respective level of participation in receivables that had been repaid by credit card holders.

                            THE BON-TON STORES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

     The Company recognized securitization income of $2,070 on securitization of credit card receivables during the thirteen weeks ended October 30, 2004. The Company recognized securitization income of $2,680 and $7,248 during the thirty-nine weeks ended October 29, 2005 and October 30, 2004, respectively. This income is reported as a component of selling, general and administrative expenses.

     The Company recognized servicing fees, which it reported as a component of selling, general and administrative expenses, of $1,078 for the thirteen weeks ended October 30, 2004. The Company recognized servicing fees of $1,989 and $3,212 for the thirty-nine weeks ended October 29, 2005 and October 30, 2004, respectively. Net credit losses on the total managed credit card receivables were $3,474 for the thirteen weeks ended October 30, 2004, and $6,253 and $10,372 for the thirty-nine weeks ended October 29, 2005 and October 30, 2004, respectively.

7.   INTEGRATION ACTIVITIES

     In connection with the acquisition of The Elder-Beerman Stores Corp. in October 2003, the Company developed integration plans resulting in involuntary terminations, employee relocations and lease terminations. Payments and adjustments since January 29, 2005 associated with liabilities recognized in connection with these integration plans are as follows:

                              Involuntary
                              Termination    Employee       Lease
                                Benefits    Relocation   Termination    Total
                              -----------   ----------   -----------   ------
Balance at January 29, 2005     $1,521        $ 388        $1,158      $3,067
   Payments                       (420)        (256)          (85)       (761)
   Other adjustments                --         (124)           --        (124)
                                ------        -----        ------      ------
Balance at October 29, 2005     $1,101        $   8        $1,073      $2,182
                                ======        =====        ======      ======

     Other adjustments represent refinements to anticipated liabilities established under provisions of Emerging Issues Task Force No. 95-3, "Recognition of Liabilities in Connection With a Purchase Business Combination," and resulted in reductions in certain opening balance sheet assets of The Elder-Beerman Stores Corp. that were recorded as part of purchase accounting.

     The Company expects to pay the balance of involuntary termination benefits when certain contractual criteria are met. The liability for terminated leases will be paid over the remaining contract periods ending 2030.

                            THE BON-TON STORES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

8.   COMPREHENSIVE LOSS

     Comprehensive loss was determined as follows:

                                   THIRTEEN WEEKS ENDED      THIRTY-NINE WEEKS ENDED
                                -------------------------   -------------------------
                                October 29,   October 30,   October 29,   October 30,
                                    2005          2004          2005          2004
                                -----------   -----------   -----------   -----------
Net loss                          $(6,300)       $(745)      $(12,157)      $(6,684)
Other comprehensive income:
   Cash flow hedge derivative
      income, net of tax               87          100            362           622
                                  -------        -----       --------       -------
Comprehensive loss                $(6,213)       $(645)      $(11,795)      $(6,062)
                                  =======        =====       ========       =======

9.   EMPLOYEE BENEFIT PLANS

     The Company provides eligible employees with retirement benefits under a 401(k) salary reduction and retirement contribution plan (the "Plan"). The Company recorded Plan expense of $935 and $1,053 during the thirteen weeks ended October 29, 2005 and October 30, 2004, respectively, and expense of $2,610 and $2,928 for the thirty-nine weeks ended October 29, 2005 and October 30, 2004, respectively.

     The Company provides a supplementary pension plan to certain key executives and former employees. Net periodic benefit expense (income) includes the following components:

                          THIRTEEN WEEKS ENDED      THIRTY-NINE WEEKS ENDED
                       -------------------------   -------------------------
                       October 29,   October 30,   October 29,   October 30,
                           2005         2004          2005           2004
                       -----------   -----------   -----------   -----------
Experience gain            $--          $(454)        $(20)         $(454)
Service cost                18             48           54            151
Interest cost               55             60          164            183
                           ---          -----         ----          -----
Net periodic benefit
   expense (income)        $73          $(346)        $198          $(120)
                           ===          =====         ====          =====

     During the thirty-nine weeks ended October 29, 2005, contributions of $164 have been made. The Company anticipates contributing an additional $52 to fund its supplementary pension plan during the thirteen weeks ending January 28, 2006 for an annual total of $216.

                            THE BON-TON STORES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

10.  FUTURE ACCOUNTING CHANGES

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R revises SFAS No. 123 and supersedes APB No. 25 and its related implementation guidance. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. The full impact of SFAS No. 123R adoption cannot be predicted at this time as it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share within Note 2, "Stock-Based Compensation," above. SFAS No. 123R also requires that tax benefits from compensation deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as currently required. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company is unable to estimate what those amounts will be in the future as they depend on, among other things, when employees exercise stock options. On April 14, 2005, the Securities and Exchange Commission announced a delay of the required implementation timing of SFAS No. 123R to the beginning of the Company's fiscal year commencing January 29, 2006.

     In July 2005, the FASB issued Proposed Interpretation, "Accounting for Uncertain Tax Positions," an interpretation of SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). This proposed interpretation clarifies the accounting for uncertain tax positions in accordance with SFAS No. 109 by requiring companies to recognize, in their financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained under audit based solely on the technical merits of the position. In evaluating whether the probable recognition threshold has been met, the proposed interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The proposed standard further defines probable as the definition in SFAS No. 5, "Accounting for Contingencies." The proposed interpretation is currently expected to be issued in early 2006. The impact of this interpretation to the Company's consolidated financial statements is not presently known.

                            THE BON-TON STORES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

11.  SUBSEQUENT EVENTS AND OTHER MATTERS

     On October 29, 2005, the Company entered into a purchase agreement with Saks Incorporated ("Saks") pursuant to which the Company will purchase all of the outstanding securities of two subsidiaries of Saks that are solely related to the business of owning and operating the 142 retail department stores that comprise Saks' Northern Department Store Group and operate under the names "Carson Pirie Scott," "Younkers," "Herberger's," "Boston Store" and "Bergner's." The stores are located in twelve states in the Midwest and upper Great Plains regions. The purchase price the Company will pay to Saks is approximately $1,100,000 in cash. The purchase price is subject to adjustment based on, among other things, the working capital at closing and the amount of certain unfunded employee benefit plan liabilities. Closing of the transaction is expected to occur in February 2006. The transaction is subject to certain closing conditions, including regulatory approvals and the Company obtaining financing sufficient to pay the purchase price and related expenses.

     On November 16, 2005, the Company announced the closing of its Walden Galleria store located in Buffalo, New York effective January 28, 2006. The Company anticipates it will incur charges and future cash expenditures totaling approximately $1,800 in connection with the closing, comprised of approximately $1,500 for lease termination, $100 for one-time termination benefits and $200 for other associated costs.

                            THE BON-TON STORES, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For purposes of the following discussions, all references to "third quarter of 2005" and "third quarter of 2004" are to the thirteen-week periods ended October 29, 2005 and October 30, 2004, respectively, of The Bon-Ton Stores, Inc. (the "Company"). All references to "2005" and "2004" are to the thirty-nine weeks ended October 29, 2005 and October 30, 2004, respectively.

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

     Net sales for 2005 were $822.6 million as compared to $847.1 million in 2004, a decrease of 2.9%. Comparable store net sales for 2005 decreased 2.6%. The comparable store net sales decline was the result of several factors including, among others:

     - Sales of discontinued merchandise in 2004, which reflected the realignment of non-common assortments during the integration of Elder-Beerman and Bon-Ton. These goods generated clearance sales of approximately $31.0 million in 2004.

     - Unseasonably cold weather in the spring season and warm weather in September and October within the Company's operating regions, which negatively affected apparel sales in 2005.

     - The general retail environment in 2005 reflecting lack of consumer confidence and concerns related to higher gas and heating costs.

     The retail industry is highly competitive, and the Company anticipates that competitive pressures and challenges will continue in the foreseeable future. To address these pressures and challenges, the Company is continuing its highly promotional posture and emphasis on offering a wide range of merchandise value. Additionally, expansion of the Company's private labels and growth of exclusive brands support its strategy of product differentiation and provide an opportunity for additional sales at a higher gross margin.

     The Company is focused on managing assets, store expenses and corporate expenses to improve its financial position. The Company continues to explore meaningful ways to improve its ratio of expenses to sales. Execution of these initiatives is necessary to achieve earnings growth in an anticipated environment of flat-to-minimal comparable store sales growth.

                            THE BON-TON STORES, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

     The Company sold its proprietary credit card portfolio to HSBC Bank Nevada, N.A. ("HSBC") on July 8, 2005, recording pre-tax charges of $2.2 million in 2005 representing a loss on the sale, costs associated with involuntary termination benefits and contract terminations, and accelerated depreciation. A portion of the proceeds from the sale ($230.2 million) were used to terminate the Company's accounts receivable securitization program; the remaining proceeds of $85.2 million were used to reduce outstanding borrowings under the Company's revolving credit facility. In connection with the sale, the Company entered into two agreements with HSBC: an Interim Servicing Agreement (the "ISA") and a Credit Card Program Agreement (the "CCPA"). Under the terms of the ISA, the Company continued to service the credit card receivables from July 8, 2005 through October 31, 2005, for which the Company was compensated. The CCPA sets forth the terms and conditions under which HSBC will issue credit cards to the Company's customers. Under the CCPA, the Company is paid a percentage of net credit sales for credit card sales generated after July 7, 2005. The CCPA has a term of seven years and is cancelable earlier by either party under certain circumstances.

     On September 20, 2005 the Company announced several real estate initiatives, which included the expansion of three stores; the relocation of two stores; and the closing of two stores in the Syracuse, New York market and one store in Lebanon, Pennsylvania. In addition, on November 16, 2005 the Company announced the closing of its Walden Galleria store in Buffalo, New York. All four store closings will be effective January 28, 2006.

     On October 29, 2005, the Company entered into a purchase agreement with Saks Incorporated ("Saks") pursuant to which the Company will purchase all of the outstanding securities of two subsidiaries of Saks that are solely related to the business of owning and operating the 142 retail department stores that comprise Saks' Northern Department Store Group ("NDSG") and operate under the names "Carson Pirie Scott," "Younkers," "Herberger's," "Boston Store" and "Bergner's." The stores are located in twelve states in the Midwest and upper Great Plains regions. The purchase price the Company will pay to Saks is approximately $1.1 billion in cash. The purchase price is subject to adjustment based on, among other things, the working capital at closing and the amount of certain unfunded employee benefit plan liabilities. Closing of the transaction is expected to occur in February 2006 and is subject to certain closing conditions, including regulatory approvals and the Company obtaining financing sufficient to pay the purchase price and related expenses. The Company believes that the acquisition of NDSG will, among other things, complement and strengthen its network of stores, augment its product offerings and expand its customer base.

                            THE BON-TON STORES, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

                              RESULTS OF OPERATIONS

     The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

                                                  THIRTEEN                  THIRTY-NINE
                                                WEEKS ENDED                 WEEKS ENDED
                                         -------------------------   -------------------------
                                         October 29,   October 30,   October 29,   October 30,
                                             2005          2004          2005          2004
                                         -----------   -----------   -----------   -----------
Net sales                                  100.0%         100.0%        100.0%       100.0%
Other income                                 0.7            0.7           0.7          0.7
                                           -----          -----         -----        -----
                                           100.7          100.7         100.7        100.7
                                           -----          -----         -----        -----
Costs and expenses:
   Costs of merchandise sold                66.2           62.5          64.5         63.0
   Selling, general and administrative      34.2           35.3          34.8         35.3
   Depreciation and amortization             2.6            2.0           2.6          2.4
                                           -----          -----         -----        -----
(Loss) income from operations               (2.3)           0.8          (1.1)        (0.1)
Interest expense, net                        1.0            1.2           1.2          1.2
                                           -----          -----         -----        -----
Loss before income taxes                    (3.3)          (0.4)         (2.3)        (1.3)
Income tax benefit                          (1.1)          (0.2)         (0.8)        (0.5)
                                           -----          -----         -----        -----
Net loss                                    (2.2)%         (0.3)%        (1.5)%       (0.8)%
                                           =====          =====         =====        =====

THIRTEEN WEEKS ENDED OCTOBER 29, 2005 COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 30, 2004

     NET SALES. Net sales and comparable stores sales for the third quarter of 2005 were $285.7 million, reflecting a decrease of $12.1 million, or 4.1%, from the third quarter of 2004.

     The best performing merchandise categories in the third quarter of 2005 were Ladies' Special Sizes (included in Women's Clothing), Shoes and Intimate Apparel. The performance in Ladies' Special Sizes reflects the Company's increased emphasis and corresponding inventory investment. Shoe sales increased as customers responded favorably to the Company's changes in moderately-priced branded casual footwear and the introduction of new products at Elder-Beerman that were previously sold only at Bon-Ton stores. Intimate apparel sales benefited from stronger promotions and a better balanced inventory mix. The poorest performing merchandise categories in the third quarter of 2005 were Dresses and Coats (both included in Women's Clothing), Men's and Cosmetics. Dresses were negatively impacted by lack of customer demand due to changing fashion patterns. Coats sales were hampered by unseasonably warm weather in September and October 2005. Sales in Men's clothing were impacted by the introduction of higher priced/margin goods in the third quarter of 2005. Sales results for Cosmetics reflected the introduction of new products in the prior year.

     OTHER INCOME. Other income, which includes income from leased departments and other customer revenues, was $2.1 million, or 0.7% of net sales, in the third quarter of 2005 compared to $2.0 million, or 0.7% of net sales, in the third quarter of 2004.

                            THE BON-TON STORES, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

     COSTS AND EXPENSES. Gross margin was $96.4 million for the third quarter of 2005 compared to $111.6 million for the third quarter of 2004, a decrease of $15.2 million. The decrease in gross margin dollars for the third quarter of 2005 as compared to the third quarter of 2004 reflects lower sales volume and a reduced gross margin rate. Gross margin as a percentage of net sales decreased
3.7 percentage points to 33.8% for the third quarter of 2005 from 37.5% for the same period last year. The decrease in gross margin rate primarily reflects an increased net markdown rate and higher merchandise distribution costs.

     Selling, general and administrative expenses for the third quarter of 2005 were $97.8 million compared to $105.2 million for the third quarter of 2004, reflecting a decrease of $7.5 million. Selling, general and administrative expenses decreased due to reduced payroll, personal property taxes, integration costs and credit expenses, partially offset by higher utility expenses. The current year expense rate decreased 1.1 percentage points to 34.2% of net sales, compared to 35.3% for the same period last year.

     Depreciation and amortization in the third quarter of 2005 was $7.5 million, an increase of $1.4 million compared to the $6.1 million expense in third quarter of 2004, reflecting current year accelerated depreciation on software associated with the proprietary credit card portfolio sale and on certain assets related to announced store closings and relocations.

     (LOSS) INCOME FROM OPERATIONS. Loss from operations in the third quarter of 2005 was $6.7 million, or 2.3% of net sales, compared to income of $2.3 million, or 0.8% of net sales, in the third quarter of 2004. The reduction in income reflects the decreased net sales and gross margin, partially offset by lower selling, general and administrative expenses.

     INTEREST EXPENSE, NET. Net interest expense was $2.8 million, or 1.0% of net sales, in the third quarter of 2005 compared to $3.5 million, or 1.2% of net sales, in the third quarter of 2004. The $0.7 million net decrease is principally due to the reduction of debt resulting from the sale of the proprietary credit card portfolio, partially offset by higher interest rates for the period.

     INCOME TAX BENEFIT. The tax rate of 33.7% in the third quarter of 2005 was
3.8 percentage points lower than the rate of 37.5% in the third quarter of 2004. The rate reduction resulted from recording deferred tax expense in the third quarter of 2005, which reduced the income tax benefit. The deferred tax expense was recorded as a result of adjustments to the state tax rate used in computing deferred tax assets and liabilities, based upon the most recent state income tax return filings.

     NET LOSS. Net loss in the third quarter of 2005 was $6.3 million, or 2.2% of net sales, compared to a net loss of $0.7 million, or 0.3% of net sales, in the third quarter of 2004.

                            THE BON-TON STORES, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

THIRTY-NINE WEEKS ENDED OCTOBER 29, 2005 COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 30, 2004

     NET SALES. Net sales for 2005 were $822.6 million, reflecting a decrease of $24.5 million, or 2.9%, from the same period last year. Comparable store sales, which exclude the impact of the Pottstown, Pennsylvania store closed in the second quarter of fiscal 2004, decreased 2.6% in 2005.

     The best performing merchandise categories in 2005 were Ladies' Special Sizes (included in Women's Clothing) and Shoes. Sales for Ladies' Special Sizes reflect the Company's increased emphasis and corresponding inventory investment. Shoe sales increased as customers responded favorably to the Company's changes in moderately-priced branded casual footwear and the introduction of new products at Elder-Beerman that were previously sold only at Bon-Ton stores. The poorest performing merchandise categories in 2005 were Dresses (included in Women's Clothing), Cosmetics, Children's, Juniors' and Home. Sales results for Cosmetics reflected the introduction of new products in the prior year. Apparel sales were hampered by unseasonably cold weather during the spring of 2005 and unseasonably warm weather in September and October of 2005. Home sales were negatively impacted by a decrease in sales of clearance goods as compared to the prior year.

     OTHER INCOME. Other income, which includes income from leased departments and other customer revenues, was $6.1 million, or 0.7% of net sales, in 2005 compared to $6.2 million, or 0.7% of net sales, in 2004.

     COSTS AND EXPENSES. Gross margin was $291.9 million for 2005 compared to $313.2 million for the same period last year, a decrease of $21.4 million. The decrease in gross margin dollars for 2005 reflects lower sales volume and a reduced gross margin rate. Gross margin as a percentage of net sales decreased
1.5 percentage points to 35.5% for 2005 from 37.0% last year. The decrease in gross margin rate resulted from an increased net markdown rate and higher merchandise distribution costs.

     Selling, general and administrative expenses for 2005 were $285.8 million compared to $299.4 million for 2004, reflecting a decrease of $13.5 million. Selling, general and administrative expenses in 2004 included a $1.7 million charge associated with the closing of the Company's Pottstown, Pennsylvania store. In addition, selling, general and administrative expenses decreased due to reduced payroll, insurance, integration costs and credit expenses, partially offset by higher advertising and a $1.2 million charge associated with the sale of the Company's proprietary credit card portfolio. The current year expense rate decreased 0.6 percentage point to 34.8% of net sales, compared to 35.3% for the same period last year.

     Depreciation and amortization in 2005 was $21.5 million, an increase of $0.8 million compared to the $20.7 million expense in 2004, largely reflecting the impact of accelerated depreciation on software related to the sale of the Company's proprietary credit card portfolio.

     LOSS FROM OPERATIONS. Loss from operations in 2005 was $9.4 million, or 1.1% of net sales, compared to $0.6 million, or 0.1% of net sales, in 2004. The increased loss reflects the lower sales and decrease in gross margin, partially offset by decreased selling, general and administrative expenses.

     INTEREST EXPENSE, NET. Net interest expense was $9.7 million, or 1.2% of net sales, in 2005 compared to $10.1 million, or 1.2% of net sales, in 2004. The $0.3 million decrease is due to the reduction of debt resulting from the proprietary credit card portfolio sale in July 2005, partially offset by higher interest rates for the period.

                            THE BON-TON STORES, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

     INCOME TAX BENEFIT. The effective tax rate decreased 1.1 percentage points to 36.4% in 2005 from 37.5% in 2004. The rate reduction resulted from recording deferred tax expense in the third quarter of 2005, which reduced the income tax benefit for 2005. The deferred tax expense was recorded as a result of adjustments to the state tax rate used in computing deferred tax assets and liabilities, based upon the most recent state income tax return filings.

     NET LOSS. Net loss in 2005 was $12.2 million, or 1.5% of net sales, compared to $6.7 million, or 0.8% of net sales, in 2004.

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

     The Company does not believe inflation had a material effect on operating results during 2005 or 2004. However, there can be no assurance that the Company's business will not be affected by inflationary adjustments in the future.

                         LIQUIDITY AND CAPITAL RESOURCES

     The following table summarizes material measures of the Company's liquidity and capital resources:

                                                         October 29,   October 30,
(Dollars in millions)                                       2005           2004
                                                         -----------   -----------
Working capital                                            $ 229.0        $ 304.0
Current ratio                                               1.95:1         2.21:1
Debt to total capitalization (debt plus equity)             0.38:1         0.53:1
Unused availability under lines of credit (subject to
   the minimum borrowing availability covenant of $10)     $ 148.3        $  58.6

     The Company's primary sources of working capital are cash flows from operations and borrowings under its revolving credit facility. Through July 8, 2005, the Company's primary sources of working capital also included proceeds from the accounts receivable facility. The Company's business follows a seasonal pattern, whereby working capital fluctuates with seasonal variations reaching its highest level in October or November.

                            THE BON-TON STORES, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

     Decreases in working capital, current ratio and debt to total capitalization and the increase in unused availability under lines of credit at October 29, 2005 as compared to October 30, 2004 are principally due to the proprietary credit card portfolio sale and associated debt reduction.

     Net cash provided by operating activities totaled $31.6 million as compared to $74.2 million of cash used for 2005 and 2004, respectively. The increase in net cash provided by operating activities primarily reflects net proceeds from the proprietary credit card portfolio sale.

     Net cash used in investing activities was $19.0 million and $24.1 million for 2005 and 2004, respectively. Capital expenditures in the current year were $5.0 million lower than the comparable prior year period, largely due to prior year system integration initiatives.

     Net cash used in financing activities was $21.1 million in 2005, as compared to net cash provided of $96.7 million in 2004. The increase in net cash used primarily reflects payments made to reduce long-term debt as a result of the proprietary credit card portfolio sale.

     The Company's amended and restated revolving credit facility agreement (the "Credit Agreement") provides a revolving line of credit of $300.0 million and a term loan in the amount of $19.0 million. The current Credit Agreement expires in October 2007. The revolving credit line interest rate, based on LIBOR or an index rate plus an applicable margin, and fee charges are determined by a formula based upon the Company's borrowing availability. Under the Credit Agreement, the Company incurs fees at a rate of 0.375 percentage point on the unused line of credit. The term loan interest rate is based on LIBOR plus an applicable margin. Financial covenants contained in the Credit Agreement include the following: a limitation on fiscal 2005 capital expenditures of $53.5 million, minimum borrowing availability of $10.0 million and a fixed charge coverage ratio of 1.0-to-1. The fixed charge coverage ratio is defined as earnings before interest, taxes, depreciation and amortization divided by interest expense, capital expenditures, tax payments and scheduled debt payments, and is measured at each fiscal quarter-end based on the immediately preceding four fiscal quarters. Total borrowings under the Credit Agreement were $137.0 million and $160.4 million at October 29, 2005 and January 29, 2005, respectively.

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

                            THE BON-TON STORES, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

     The Company paid a quarterly cash dividend of $0.025 per share on shares of Class A common stock and common stock on April 15, 2005, July 15, 2005 and October 15, 2005 to shareholders of record as of April 1, 2005, July 1, 2005 and October 1, 2005, respectively. Additionally, the Company declared a quarterly cash dividend of $0.025 per share, payable January 15, 2006 to shareholders of record as of January 1, 2006. The Company's Board of Directors will consider dividends in subsequent periods as it deems appropriate.

     Capital expenditures for fiscal 2005 are expected to be in the range of $28.0 million to $30.0 million.

     The Company anticipates that its cash flows from operations, supplemented by borrowings under the current Credit Agreement, will be sufficient to satisfy its operating cash requirements for at least the next twelve months. The Company intends to finance its acquisition of NDSG with borrowings from a replacement revolving credit facility and proceeds from the issuance of one or more series of senior unsecured notes. The Company expects that it will have sufficient cash available from operations and availability under such replacement revolving credit facility to finance its operations and planned capital expenditures for the portion of the next twelve months that occurs after the completion of the pending acquisition.

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

                         OFF-BALANCE SHEET ARRANGEMENTS

     Prior to termination of the receivables securitization program on July 8, 2005, the Company engaged in securitization activities involving the Company's proprietary credit card portfolio as a source of funding. Off-balance sheet proprietary credit card securitizations provided a significant portion of the Company's funding and was one of its primary sources of liquidity. At January 29, 2005, off-balance sheet securitized receivables represented 57.7% of the Company's funding (sum of securitized receivables and balance sheet debt). Gains and losses from securitizations were recognized in the Consolidated Statements of Operations when the Company relinquished control of the transferred financial assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and other related pronouncements. The gain or loss on the sale of financial assets depended in part on the previous carrying amount of the assets involved in the transfer, allocated between the assets sold and the retained interests based upon their respective fair values at the date of sale. Based on the term of the securitization agreement (less than one year) and the fact that the credit card receivables that comprised the retained interests were short-term in nature, the Company classified its retained interests as a current asset.

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

     Inherent in the retail inventory method calculation are certain significant management judgments and estimates including, among others, merchandise markups, markdowns and shrinkage, which significantly impact both the ending inventory valuation at cost and resulting gross margin. These significant estimates, coupled with the fact that the retail inventory method is an averaging process, can, under certain circumstances, result in individual inventory components with a cost above their related net realizable value. Factors that can lead to this result include applying the retail inventory method to a group of products that is not fairly uniform in terms of its cost, selling price relationship and turnover; or applying the retail inventory method to transactions over a period of time that includes different rates of gross profit, such as those relating to seasonal merchandise. In addition, failure to take timely markdowns can result in an overstatement of cost under the lower of cost or market principle. Management believes that the Company's retail inventory method

                            THE BON-TON STORES, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

provides an inventory valuation that approximates cost and results in carrying inventory in the aggregate at the lower of cost or market.

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

     As is currently the case with many companies in the retail industry, the Company's LIFO calculations have yielded inventory increases in recent years due to deflation reflected in price indices used. This is the result of the LIFO method whereby merchandise sold is valued at the cost of more recent inventory purchases (which consumer price indices indicate to be lower), resulting in the general inventory on-hand being carried at the older, higher costs. Given these higher values and the promotional retail environment, the Company reduced the carrying value of its LIFO inventories to a net realizable value ("NRV"). These reductions totaled $20.2 million at October 29, 2005 and January 29, 2005. Inherent in these NRV assessments are significant management judgments and estimates regarding future merchandise selling costs and pricing. Should these estimates prove to be inaccurate, the Company may have overstated or understated its inventory carrying value. In such cases, the Company's operating results would ultimately be impacted.

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

     Net deferred tax assets were $40.9 million and $29.7 million at October 29, 2005 and January 29, 2005, respectively. In assessing the realizability of the deferred tax assets, the Company considered whether it was more-likely-than-not that the deferred tax assets, or a portion thereof, will not be realized. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and limitations pursuant to
Section 382 of the Internal Revenue Code. As a result, the Company concluded that a valuation allowance against a portion of the net deferred tax assets was appropriate. A total valuation allowance of $58.2 million and $58.1 million was recorded at October 29, 2005 and January 29, 2005, respectively. If actual results differ from these estimates or if these estimates are adjusted in future periods, the Company may need to adjust its valuation allowance, which could materially impact its financial position and results of operations.

     The Company recorded $86.6 million of deferred tax assets in connection with the October 24, 2003 acquisition of Elder-Beerman; a valuation allowance of $47.7 million was established against these deferred tax assets. Any future reduction to the valuation allowance established against deferred tax assets acquired in connection with the acquisition of Elder-Beerman would first reduce intangible assets purchased in the acquisition and then, to the extent the valuation allowance reduction exceeds the current book value of intangible assets purchased in the acquisition (approximately $3.3 million at October 29, 2005), would reduce the current income tax provision.

     Legislative changes could have a materially adverse impact on future operating results of the Company. These legislative changes principally involve state income tax laws.

LONG-LIVED ASSETS

     Property, fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in the Company's business model or capital strategy can result in the actual useful lives differing from the Company's estimates. In cases where the Company determines that the useful life of property, fixtures and equipment should be shortened, the Company depreciates the net book value in excess of the salvage value over its revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or leasehold improvements could also result in shortened useful lives. Net property, fixtures and equipment amounted to $166.2 million and $168.3 million at October 29, 2005 and January 29, 2005, respectively.

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

GOODWILL AND INTANGIBLE ASSETS

     Goodwill was $3.0 million at October 29, 2005 and January 29, 2005. Intangible assets are principally comprised of lease interests that relate to below-market-rate leases acquired in store acquisitions completed in fiscal years 1992 through 2003, which were adjusted to reflect fair market value. These lease-related interests are being amortized on a straight-line method. Net intangible assets totaled $8.5 million and $9.4 million at October 29, 2005 and January 29, 2005, respectively.

     In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company reviews goodwill and other intangible assets that have indefinite lives for impairment at least annually or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. The Company determines fair value using a discounted cash flow analysis methodology, which requires certain assumptions and estimates regarding industry economic factors and future profitability of acquired businesses. It is the Company's policy to conduct impairment testing based on its most current business plans, which reflect anticipated changes in the economy and the industry. If actual results prove inconsistent with the Company's assumptions and judgments, the Company could be exposed to a material impairment charge.

                            THE BON-TON STORES, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

                            FUTURE ACCOUNTING CHANGES

     In December 2004, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R revises SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and it supercedes APB No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. The full impact of SFAS No. 123R adoption cannot be predicted at this time as it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share within Note 2 of the Notes to Condensed Consolidated Financial Statements. SFAS No. 123R also requires that tax benefits from compensation deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company is unable to estimate what those amounts will be in the future as they depend on, among other things, when employees exercise stock options. On April 14, 2005, the Securities and Exchange Commission announced a deferral of the effective date of SFAS No. 123R to the beginning of the Company's fiscal year commencing January 29, 2006.

     In July 2005, the FASB issued Proposed Interpretation, "Accounting for Uncertain Tax Positions," an interpretation of SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). This proposed interpretation clarifies the accounting for uncertain tax positions in accordance with SFAS No. 109 by requiring companies to recognize, in their financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained under audit based solely on the technical merits of the position. In evaluating whether the probable recognition threshold has been met, the proposed interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The proposed standard further defines probable as the definition in SFAS No. 5, "Accounting for Contingencies." The proposed interpretation is currently expected to be issued in early 2006. The impact of this interpretation to the Company's consolidated financial statements is not presently known.

                            THE BON-TON STORES, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

                           FORWARD-LOOKING STATEMENTS

     Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission contain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which may be identified by words such as "may," "could," "will," "plan," "expect," "anticipate," "estimate," "project," "intend" or other similar expressions, involve important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, uncertainties affecting the retail industry in general, such as consumer confidence and demand for soft goods; risks relating to leverage and debt service; competition within markets in which the Company's stores are located; the need for, and costs associated with, store renovations and other capital expenditures; and risks related to the Company's pending acquisition of NDSG, including difficulties in the assimilation of the operations, services and corporate culture of the acquired business, diversion of management attention from other business concerns and overvaluation of the acquired business. These risks, as applicable, and other risks are discussed in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

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

ITEM 6. EXHIBITS

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

Exhibit                     Description                       Document Location
-------                     -----------                       -----------------
10.1      Purchase Agreement, dated October 29, 2005,      Exhibit 2.1 to Form 8-K
          between Saks Incorporated and The Bon-Ton        filed on October 31,
          Stores, Inc.                                     2005

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

                                        THE BON-TON STORES, INC.


DATE: December 7, 2005                  BY: /s/ Byron L. Bergren
                                            ------------------------------------
                                            Byron L. Bergren
                                            President and
                                            Chief Executive Officer


DATE: December 7, 2005                  BY: /s/ Keith E. Plowman
                                            ------------------------------------
                                            Keith E. Plowman
                                            Senior Vice President,
                                            Chief Financial Officer and
                                            Principal Accounting Officer