Form 10-K
period 2006-01-28
BON TON STORES INC
filed 2006-04-13
CIK 878079

2005 Form 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	Commission File Number
January 28, 2006	0-19517
2801 East Market Street
York, Pennsylvania 17402
(717) 757-7660
www.bonton.com

Incorporated in Pennsylvania	IRS No. 23-2835229

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
    As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $205.2 million, based upon the closing price of $21.63 per share.*
    As of April 3, 2006, there were 13,943,840 shares of Common Stock, $.01 par value, and 2,951,490 shares of Class A Common Stock, $.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive proxy statement for the 2006 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference in Part III to the extent described in Part III.

*	Calculated by excluding all shares held in the treasury of the registrant or that may be deemed to be beneficially owned by executive officers and directors of the registrant, without conceding that all such persons are “affiliates” of the registrant for purposes of the federal securities laws.

          References to a year in this Form 10-K refer to The Bon-Ton Stores, Inc. fiscal year, which is the 52 or 53 week period ending on the Saturday nearer January 31 of the following calendar year (e.g., a reference to fiscal 2005 is a reference to the fiscal year ended January 28, 2006). References to “Bon-Ton” refer to The Bon-Ton Stores, Inc. and its subsidiaries prior to the acquisition of the Northern Department Store Group from Saks Incorporated (“Saks”) on March 6, 2006, effective March 5, 2006. References to “NDSG” refer to the Northern Department Store Group acquired by Bon-Ton from Saks on March 6, 2006, effective March 5, 2006. References to the “Company,” “we,” “us,” and “our” refer to Bon-Ton and NDSG on a combined, post-acquisition basis, unless the context otherwise indicates that such terms refer to Bon-Ton pre-acquisition. References to “Elder-Beerman” refer to The Elder-Beerman Stores Corp. and its subsidiaries, which were acquired by Bon-Ton in October 2003.
PART I
Item 1.     Business
Overview
          Bon-Ton was founded in 1898 and, with the acquisition of NDSG, is the second largest regional department store operator in terms of sales in the United States, offering a broad assortment of brand-name fashion apparel and accessories for women, men and children as well as cosmetics, home furnishings and other goods. Including NDSG, which was acquired by Bon-Ton effective March 5, 2006 for approximately $1.05 billion in cash, we operate 279 stores in secondary and metropolitan markets in 23 Northeastern, Midwestern and Great Plains states under the “Bon-Ton,” “Bergner’s,” “Boston Store,” “Carson Pirie Scott,” “Elder-Beerman,” “Herberger’s” and “Younkers” nameplates that encompass a total of approximately 27 million rentable square feet. Our management believes that we enjoy the #1 or #2 market position among department stores in most of the markets in which we operate.
          We believe that the acquisition of NDSG will enhance our product offerings, strengthen our vendor and customer relationships and increase our profitability. We also believe that our new scale makes us an important distribution channel for leading merchandise vendors and enhances our ability to offer to our customers nationally distributed brands and exclusive merchandise.
Industry Overview
          We compete in the department store segment of the U.S. retail industry. Department stores have historically dominated apparel and accessories retailing, occupying a cornerstone in the U.S. retail landscape for more than 100 years. Over time, department stores have evolved from single unit, family owned, urban locations to regional and national chains serving communities of all sizes. The department store industry continues to evolve in response to ongoing consolidation among apparel and accessory vendors as well as the evolution of competitive retail formats — mass merchandisers, national chain retailers, specialty retailers and online retailers.
Merchandise
Merchandise Mix
          Our stores offer a broad assortment of quality, brand-name fashion apparel and accessories for women, men and children, as well as footwear, cosmetics, home furnishings and other goods at opening, moderate and better price points. We offer a distinct core merchandise assortment including nationally distributed brands at competitive prices and unique product at compelling values through our private brands. We further differentiate our merchandise assortment with exclusive product from nationally distributed brands. The following table illustrates Bon-Ton’s net sales by product category for the last three fiscal years:

	Fiscal	Fiscal	Fiscal
Merchandise Category	2005	2004	2003

Women’s Apparel	25.4%	25.8%	25.4%
Home	19.5	19.1	17.4
Men’s Apparel	14.0	14.2	15.8
Cosmetics	11.7	11.9	11.5
Accessories	8.8	8.7	9.0
Children’s Apparel	5.8	6.0	6.1
Footwear	6.6	5.8	5.6
Intimate Apparel	4.8	4.7	4.9
Juniors’ Apparel	3.4	3.8	4.3

Total	100.0%	100.0%	100.0%

Nationally Distributed Brands
          Our nationally distributed brand assortment includes many of the most well-known and popular labels in the apparel, accessories, footwear, cosmetics and home furnishings industries such as Calvin Klein, Chanel, Coach, Easy Spirit, Estée Lauder, Jones New York, Liz Claiborne, Nautica, Nine West, OshKosh, Ralph Lauren, Tommy Hilfiger and Waterford. We believe these brands enable us to position our stores as a headquarters for fashion, offering both newness and wardrobe staples at competitive prices. We believe that we maintain excellent relationships with our merchandise vendors, working collaboratively to select the most compelling assortments for our customers.
Private Brands
          Our exclusive private brands complement our offering of nationally distributed brands and are a key component of our overall merchandising strategy. Our private brand portfolio includes popular brands such as Consensus; Cuddle Bear; Pursuits, Ltd.; Living Arts; Relativity; Ruff Hewn; Statements; and Studio Works. By providing exclusive fashion products at price points that are more attractive than nationally distributed brand alternatives, our private brand program creates value for our customers and increases our brand exclusiveness, competitive differentiation and customer loyalty.
          The acquisition of NDSG included a significant private brand program and over the next year we intend to build a private brand organization that will serve the Company as a whole. Our private brand program also presents the opportunity to increase our overall gross margin by virtue of the more efficient cost structure inherent in the design and sourcing of in-house brands. We anticipate that we will be able to increase our private brand penetration by combining the merchandising strengths of Bon-Ton and NDSG.
Vendor Relationships and Sourcing
          Our highly experienced team of buyers has developed long-standing and strong relationships with many of the leading vendors in the marketplace. Our scale, geographic footprint and market leadership make us an important distribution channel for leading merchandise vendors to reach their target consumers. We believe that our status as a key account to many of our vendors serves to strengthen our ability to negotiate for exclusive merchandise as well as for better pricing terms. We monitor and evaluate the sales and profitability performance of each vendor and adjust our purchasing decisions based upon the results of this analysis.
          Consistent with industry practice, we receive reimbursement allowances from certain of our vendors in support of the merchandise sold to us that must later be marked down or that does not allow us to achieve certain margins upon sale to our customers. Additionally, we receive advertising allowances from certain of our vendors, most of which represent reimbursements of specific, incremental and identifiable costs incurred to promote the vendors’ merchandise.
Marketing and Customer Service
          We are committed to providing our customers with a satisfying shopping experience by offering trend-right fashions, differentiated product, value and convenience. Critical elements of our customer service approach are:

•	marketing programs designed to promote customer awareness of our fashion, quality and value;

•	proprietary credit card programs that facilitate ongoing communication with our customers;

•	loyalty programs that foster and strengthen mutually beneficial long-term relationships; and

•	knowledgeable, friendly and well-trained sales associates.
Marketing
          Our strategic marketing initiatives develop and enhance our brand equity and maintain our position as a leading shopping destination among our target customers. We conduct a multi-faceted marketing program, including newspaper advertisements and inserts, broadcast advertisements, direct mail and in-store events. We use a combination of (i) advertising and sales promotion activities to reach and build brand image and traffic and (ii) customer-specific communications and purchase incentives to drive customer spending and loyalty. Both types of marketing efforts focus primarily on our target customer of women between the ages of 25 and 65 with annual household incomes of $35,000 to $125,000, with the intention of increasing visit frequency and purchases per visit. Additionally, our marketing activities attract a broader audience, including juniors, seniors and men. We seek to attract new customers and to maintain customer loyalty by actively communicating with our customers through the execution of targeted marketing facilitated by sophisticated customer relationship management capabilities.
          Effective communication includes showcasing our “hometown store” tradition. We are focused on important, cause-related efforts and events to enhance our connection with the communities in which we operate and with the customers we serve. These strategic initiatives garner favorable publicity, drive traffic and generate incremental sales. Additionally, these efforts serve to differentiate us from our competitors.
          We maintain an active calendar of in-store events to promote our sales efforts. These events include appearances by well-known designers and personalities, trunk shows, fashion shows, cooking demonstrations and cosmetic makeovers from leading makeup artists.
Proprietary Credit Card
          Evidencing our customer satisfaction and loyalty is the high penetration rate of our proprietary credit card programs that are administered by HSBC Bank Nevada, N.A. (“HSBC”). We have over 4.8 million active proprietary credit card holders.

          Our proprietary credit card loyalty programs are designed to cultivate long-term relationships with our customers. Loyalty programs offer rewards and privileges to all members meeting annual purchase requirements. Our targeted loyalty programs focus on our most active customers, which we refer to as our “loyalty club customers,” and include marketing features such as coupon pricing without coupons, advanced sales notices and extra savings events.
          On July 8, 2005, HSBC purchased the Bon-Ton proprietary credit card accounts and the related outstanding balances associated with those accounts (we refer to this transaction as the ”Credit Card Sale”). As part of the Credit Card Sale, Bon-Ton entered into a seven-year marketing and servicing agreement with HSBC. Under the terms of the agreement, HSBC offers credit cards and non-card payment plans bearing the Bon-Ton and Elder-Beerman nameplates, and we receive from HSBC ongoing payments related to credit card sales and compensation for marketing and certain servicing activities. By partnering with HSBC, Bon-Ton can capitalize on HSBC’s technological and marketing resources to continue to grow the proprietary credit card business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information related to the Credit Card Sale.
          Since April 2003, HSBC has owned NDSG’s proprietary credit card program, with servicing retained by Saks. In connection with the purchase of NDSG from Saks, the marketing and servicing agreement between Bon-Ton and HSBC was amended to provide that the NDSG proprietary credit card program would be included with the Bon-Ton program. Bon-Ton anticipates that NDSG’s proprietary credit card program, including the servicing, will be integrated with Bon-Ton’s proprietary credit card program in fiscal 2006.
Customer Service
          We maintain a sales force of knowledgeable and well-trained sales associates that deliver excellent service to our customers. Sales associates are trained in the areas of customer service, selling skills and product knowledge. We employ a two-tiered strategy to achieve effective customer service. In selected areas, we offer one-on-one selling with dedicated associates to assist customers with merchandise selections. Our customers also appreciate the convenience of self-service formats in many departments and efficient service centers to expedite their purchases. Our new associates receive computer-based training for effective, efficient and uniform training. We actively monitor and analyze, through our scheduling program, the service levels in our stores in order to maximize sales associate productivity and store profitability.
Integration of NDSG
          Effective March 5, 2006, Bon-Ton purchased NDSG from Saks, increasing our store count to 279, adding approximately 15 million rentable square feet. On a pro forma basis, our net sales in fiscal 2005 would have increased by more than 165%. The combination of Bon-Ton and NDSG leverages our similar business models in secondary geographic markets, merchandise mixes, store layouts and customer demographics to create the second largest regional department store chain in the United States. We anticipate keeping the existing nameplates in the markets where Bon-Ton and NDSG stores operate, thus capitalizing on our leadership position achieved during our longstanding presence in those markets.
          We have begun an integration process to integrate NDSG into Bon-Ton, which we expect will span two years. Having previously successfully integrated Elder-Beerman, we believe that we can implement operational improvements and achieve benefits from increased scale with the integration of NDSG.
          During the early stages of our transition process, Saks will provide us with specified support services, including information technology, accounting, human resources, and proprietary credit card operations.

          We are working closely with NDSG senior management to adopt best business practices and define opportunities for profitable growth. One of our goals is to implement strategic initiatives to drive sales growth. We will target several business categories for incremental sales opportunities, building on the merchandising strengths of Bon-Ton and NDSG. We anticipate that vendor diversification will broaden our offerings to include certain products and brands that are available in Bon-Ton or NDSG stores, but not in both. Moreover, by increasing our importance to vendors as a high volume purchaser, we will be able to better differentiate ourselves from competitors via improved access to exclusive merchandise from nationally distributed brands.
          We are planning for a common merchandise assortment of both nationally distributed and private brands and a common marketing and sales promotion calendar for all of our stores by August 2006. A significant portion of the NDSG merchandising staff remained with us, which allows us to enhance the merchandise offerings at Bon-Ton and Elder-Beerman stores. Additionally, the acquisition of NDSG includes a significant private brand program and over the next year we intend to build a private brand organization that will serve the Company as a whole.
          Of equal importance is expediting our systems integration efforts while maintaining a steady flow of merchandise and appropriate levels of inventory to minimize business disruption and ensure customer satisfaction. Under this premise, whenever practical, we will allow our divisions to continue to use information systems with which they are familiar. We are assessing the systems of each division and ultimately will select the best technology for universal adoption as we did when integrating our systems with those of Elder-Beerman.
Competition
          The retail industry is highly competitive and fragmented. We face competition for customers from traditional department store operators such as Belk, Inc., Dillard’s, Inc. and Federated Department Stores, Inc.; national chain retailers such as J. C. Penney Company, Inc., Kohl’s Corporation and Sears Holdings Corporation; mass merchandisers such as Wal-Mart Stores, Inc. and Target Corporation; specialty stores and, to a lesser extent, catalogue and online retailers. In addition, we face competition for suitable store locations from other department stores, national chain retailers, mass merchandisers and other large-format retailers. In a number of our markets, we compete for customers with national department store chains which are better established in such markets than we are and which offer a similar mix of branded merchandise as we do. In other markets, we face potential competition from national chains that, to date, have not entered such markets and from national chains that have stores in our markets but currently do not carry similar branded goods. In all markets, we generally compete for customers with stores offering moderately priced goods. Many of our competitors have substantially greater financial and other resources than we do, and many of those competitors have significantly less debt than we do and may thus have greater flexibility to respond to changes in our industry.
          We believe that we compare favorably with our competitors with respect to quality, depth and breadth of merchandise, prices for comparable quality merchandise, customer service and store environment. We also believe our knowledge of and focus on secondary markets, developed over our many years of operation, give us an advantage in secondary markets that cannot be readily duplicated. In markets in which we face traditional department store competition, we believe that we compete effectively.
Trademarks
          We own various registered trademarks, including, but not limited to, our store nameplates and private brands. We believe our trademarks and service marks are important and that the loss of certain of our trademarks or trade names, particularly the store nameplates, could have a material adverse effect on us. Many of our trademarks are registered in the United States Patent and Trademark Office. The terms of these registrations are generally ten years, and they are renewable for additional ten-year periods indefinitely so long as the marks are in use at the time of renewal. We are not aware of any claims of infringement or other challenges to our right to register or use our marks in the United States that would have a material adverse effect on our consolidated financial position, results of operations, or liquidity.
Information Technology and Systems
Systems
          During the two-year period following the October 2003 acquisition of Elder-Beerman, Bon-Ton made a significant investment in information technology systems, focusing on converting multiple operating divisions to an integrated platform. The conversion featured an enhanced common point-of-sale system and common merchandising, marketing, financial and support systems. The investment in these core technologies was made in order to achieve systems uniformity and to add efficiency and enhanced functionality.
          Integrating the Bon-Ton and NDSG systems will be critical for us to function as one company. We anticipate that we will have capital expenditures in fiscal 2006 and 2007 to facilitate the systems integration process. We recognize that we must expeditiously develop in-house capabilities to minimize and eliminate our dependence on costly transition services for which we have contracted with Saks. In the interest of efficiency versus scope and cost, whenever practical, we will allow our divisions to continue to use information systems with which they are familiar. We are exploring several systems configuration scenarios, looking to preserve the existing functionality between systems and business processes. We anticipate that merchandising, marketing and planning and allocation personnel located in Milwaukee, Wisconsin, will generally utilize proprietary software of NDSG. Corporate and support personnel headquartered in York, Pennsylvania, will generally utilize existing Bon-Ton systems. We will invest in a system configuration that supports our current business operations and has the capacity for future growth. Post-integration, we will continue to explore what the best business operations systems are for our business. We will apply the knowledge gained from our recent successful integration of Elder-Beerman to the NDSG integration in order to minimize business disruption and sales risk.
Inventory Management
          Our merchandising function is centralized with a staff of approximately 100 buyers and a planning and allocation team with responsibility for determining the merchandise assortment and quantities to be purchased and for the allocation of merchandise to each store.
          The majority of the merchandise we purchase is initially received at one of our five distribution facilities. The capacity of our distribution system allows for a potential future growth of distribution functions into regional centers.
          We primarily operate on a pre-distribution model through which we allocate merchandise on our initial purchase orders to each store. This merchandise is shipped from our vendors to our distribution facilities for delivery to designated stores. We then have the ability to direct replenishment merchandise to the stores that demonstrate the highest customer demand. This reactive distribution technique helps minimize excess inventory and affords us timely and accurate replenishment.
          Our distribution facilities are electronically monitored by our merchandising staff to facilitate the distribution of goods to our stores. We utilize electronic data interchange (EDI) technology with most vendors, which is designed to move merchandise onto the selling floor quickly and cost-effectively by allowing vendors to deliver floor-ready merchandise to the distribution facilities. In addition, we utilize high-speed automated conveyor systems to scan bar coded labels on incoming cartons of merchandise and direct cartons to the proper processing areas. Many types of merchandise are processed in the receiving area and immediately “cross-docked” to the shipping dock for delivery to the stores. Certain processing areas are staffed with personnel equipped with hand-held radio frequency terminals that can scan a vendor’s bar code and transmit the necessary information to a computer to record merchandise on hand. We utilize third-party carriers to distribute our merchandise to individual stores.
          The majority of our merchandise is held in our stores. We closely monitor the inventory levels and assortments in our stores to facilitate reorder and replenishment decisions, satisfy customer demand and maximize sales.
Seasonality
          Our business, like that of most retailers, is subject to seasonal fluctuations, with the major portion of sales and income realized during the second half of each fiscal year, which includes the back-to-school and holiday seasons. Due to the fixed nature of certain costs, our selling, general and administrative expenses are typically higher as a percentage of net sales during the first half of each fiscal year. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. In addition, quarterly results of operations depend upon the timing and amount of revenues and costs associated with the opening, closing and remodeling of existing stores.
Capital Investments
          We make capital investments to support our long-term business goals and objectives. We invest capital in new and existing stores, distribution and support facilities and information technology.
          In fiscal 2006, we anticipate total capital expenditures of approximately $91 million. As part of our focus on continually improving our store base, significant capital will be employed for major remodels, expansions and relocations, as well as on-going upgrades in other stores. We are focused on maintaining the quality of our stores and, consequently, our brand equity. With respect to our major remodels, we expand only after extensive analysis of our projected returns on capital. We generally experience an increase in both total sales and profitability at stores that undergo a remodel or expansion.
          In fiscal 2006, we anticipate that we will have capital expenditures for planned expansions and remodels of eight stores and the relocation of two stores, adding approximately 100,000 square feet. The additional square footage will increase the productivity of these stores and provide larger departments with expanded merchandise selections.
          We believe capital investments for information technology in our stores, distribution facilities and support functions are necessary to support our business strategies. We are continually upgrading our information systems to improve efficiency and productivity. Included in the fiscal 2006 capital budget are significant expenditures to support our systems integration efforts to convert Bon-Ton and NDSG to an integrated platform.
Associates
          As of March 30, 2006, we had approximately 33,500 full-time and part-time associates. We employ additional part-time associates during peak periods. We believe that our relationship with our associates is good.
Available Information
          Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available without charge on our website, www.bonton.com, as soon as reasonably practicable after they are filed electronically with the SEC.

          We also make available on our website, free of charge, the following documents:

•	Audit Committee Charter

•	Compensation and Human Resources Committee Charter

•	Governance and Nominating Committee Charter

•	Code of Ethical Standards and Business Practices
Executive Officers
          The following table sets forth certain information regarding our executive officers as of April 3, 2006.

NAME	AGE	POSITION

Tim Grumbacher	66	Executive Chairman of the Board of Directors
Byron L. Bergren	59	President and Chief Executive Officer and Director
James H. Baireuther	59	Vice Chairman and Chief Administrative Officer
David B. Zant	49	Vice Chairman and Chief Merchandising Officer
Anthony J. Buccina	55	President and Chief Merchandising Officer of Carsons
James M. Zamberlan	59	Executive Vice President — Stores
Stephen R. Byers	52	Executive Vice President — Stores and Visual Merchandising
Edward P. Carroll, Jr.	59	Executive Vice President — Sales Promotion and Marketing
Keith E. Plowman	48	Executive Vice President — Chief Financial Officer and Principal Accounting Officer
Dennis R. Clouser	53	Executive Vice President — Human Resources
          Mr. Grumbacher has been our Executive Chairman of the Board of Directors since February 2005. He served as our Chairman of the Board of Directors from August 1991 to February 2005. He was our Chief Executive Officer from 1985 to 1995 and from June 2000 to August 2004. From 1977 to 1989 he was our President.
          Mr. Bergren has been our President and Chief Executive Officer since August 2004. Mr. Bergren, who joined us in November 2003 as Vice Chairman and served as President and Chief Executive Officer of Elder-Beerman from February 2002 through August 2004, served as Chairman of the Southern Division of Belk, Inc. from 1999 to February 2002, as Partner of the Florida Division of Belk, Inc. from 1992 to 1999, and in senior executive positions at Belk Stores from 1985 to 1992.
          Mr. Baireuther has been our Vice Chairman and Chief Administrative Officer since September 2001, and served also as our Chief Financial Officer from September 2001 to May 2005. In June 1996, he joined the Company as Senior Vice President and Chief Financial Officer and was promoted to Executive Vice President and Chief Financial Officer in February 2000.
          Mr. Zant has been our Vice Chairman and Chief Merchandising Officer since January 2005. From July 2002 to December 2004, he was Executive Vice President — General Merchandise Manager for Belk, Inc. From June 2001 to July 2002, he was President of Belk’s Central Division. Prior to that, Mr. Zant was with the Parisian Division of Saks, serving as Executive Vice President of Merchandising.
          Mr. Buccina became our President and Chief Merchandising Officer of Carsons effective April 3, 2006. Prior to that time, he served as President — Head Merchant of NDSG since 1999.

          Mr. Zamberlan has been our Executive Vice President — Stores since November 2004. Prior to that time, he served as Executive Vice President — Stores for Elder-Beerman for more than five years.
          Mr. Byers became our Executive Vice President — Stores and Visual Merchandising effective April 3, 2006. Prior to that time, he served as Executive Vice President of Stores and Visual Merchandising of NDSG since August 2004. He held the post of Senior Vice President / Territory Director of Stores for Kohl’s Department Stores between 2000 and August 2004.
          Mr. Carroll became our Executive Vice President — Sales Promotion and Marketing effective April 3, 2006. Prior to that time, he served as Executive Vice President of Sales Promotion and Marketing of NDSG since 1993.
          Mr. Plowman has been our Executive Vice President — Finance since April 3, 2006, Chief Financial Officer since May 2005 and Principal Accounting Officer since June 2003. He served as Senior Vice President — Finance from September 2001 to April 2006. Mr. Plowman joined us in 1997 as Divisional Vice President — Controller and from May 1999 to September 2001 he was our Vice President —Controller.
          Mr. Clouser has been our Executive Vice President — Human Resources since April 3, 2006. He served as Senior Vice President — Human Resources from February 2005 to April 2006 and Vice President — Employment and Training from April 2004 to February 2005. For more than four years prior to that time, he was Senior Vice President — Human Resources at Elder-Beerman.
Item 1A.     Risk Factors
Cautionary Statements Relating to Forward-Looking Information
          We have made, in this Annual Report on Form 10-K, forward-looking statements relating to developments, results, conditions or other events we expect or anticipate will occur. These statements may relate to revenues, earnings, store openings, business strategy, market conditions and the competitive environment. The words “believe,” “may,” “will,” “estimate,” “intend,” “expect,” “anticipate,” “plan” and similar expressions as they relate to the Company, or future or conditional verbs, such as “will,” “should,” “would,” “may” and “could,” are intended to identify forward-looking statements. Forward-looking statements are based on management’s then-current views and assumptions and we undertake no obligation to update them. Forward-looking statements are subject to risks and uncertainties and actual results may differ materially from those projected.
          An investment in our securities carries certain risks. Investors should carefully consider the risks described below and other risks which may be disclosed in our filings with the SEC before investing in our securities.

Our substantial debt could adversely affect our financial condition and prevent us from fulfilling our debt obligations.
          We have a substantial amount of debt. As of April 1, 2006, we had total debt of approximately $1.1 billion. Our substantial debt could have important consequences to our investors. For example, it could:

•	make it more difficult for us to satisfy our debt obligations;

•	cause our failure to comply with the financial and restrictive covenants contained in the indenture governing our senior unsecured notes and our senior secured credit facility, which could cause a default under those instruments and which, if not cured or waived, could have a material adverse effect on us;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to borrow money or sell equity to fund future working capital, capital expenditures, debt service requirements and other general corporate requirements;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing our ability to use our cash flow for other purposes, including capital expenditures;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	make it more difficult for us to meet our debt service obligations in the event that there is a substantial increase in interest rates because the debt under our senior secured credit facility bears interest at fluctuating rates; and

•	place us at a competitive disadvantage compared to our competitors that have less debt.
          Our ability to service our debt depends upon, among other things, our ability to replenish inventory, generate sales and maintain our stores. If we do not generate sufficient cash from our operations to service our debt obligations, we will need to take one or more actions, including refinancing our debt, obtaining additional financing, selling assets, obtaining additional equity capital, or reducing or delaying capital expenditures. We cannot be certain that our earnings will be sufficient to allow us to pay the principal and interest on our debt and meet our other obligations. Debt under our senior secured credit facility bears interest at a floating rate. Accordingly, changes in prevailing interest rates may affect our ability to meet our debt service obligations. A higher interest rate on our debt would adversely affect our operating results. In the event we are unable to meet our debt service obligations or in the event we default in some other manner under our credit facilities, the lenders thereunder could elect to declare all borrowings outstanding, together with accumulated and unpaid interest and other fees, immediately due and payable, which would have a material adverse effect on our business, financial condition and results of operations.

Our discretion in some matters is limited by the restrictions contained in our senior secured credit facility and in the indenture that governs our senior unsecured notes, and any default on our senior secured credit facility or the indenture that governs the senior unsecured notes could harm our business, profitability and growth prospects.
          The agreement that governs our senior secured credit facility and the indenture that governs our senior unsecured notes contain a number of covenants that limit the discretion of our management with respect to certain business matters and may impair our ability to respond to changing business and economic conditions. The senior secured credit facility and the indenture, among other things, restrict our ability to:

•	incur additional debt or issue guarantees of debt;

•	sell preferred stock;

•	create liens;

•	make restricted payments (including the payment of dividends or the repurchase of our capital stock);

•	make certain types of investments;

•	sell stock in our restricted subsidiaries;

•	pay dividends or other payments from subsidiaries;

•	enter into transactions with affiliates; and

•	sell all or substantially all of our assets or merge or consolidate with another company.

          Our senior secured credit facility contains financial covenants that require us to comply with a minimum excess availability requirement. Our ability to borrow funds for any purpose depends on our satisfying this requirement.
          If we fail to comply with any of the financial covenants or the other restrictions contained in our senior secured credit facility or any future financing agreements, an event of default could occur. An event of default could result in the acceleration of some or all of our debt. If the debt is accelerated, we would not have, and may not be able to obtain, sufficient funds to repay our debt, which could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to attract or retain a sufficient number of customers in a highly competitive retail environment, which would have an adverse effect on our business, financial condition and results of operations.
          We compete with other department stores and many other retailers, including store-based, mail-order and internet retailers. Many of our competitors have significant financial and marketing resources. The principal competitive factors in our business are price, quality and selection of merchandise, reputation, store location, advertising and customer service. We cannot assure you that we will be able to compete successfully against existing or future competitors. Our expansion into new markets served by our competitors and the entry of new competitors into, or expansion of existing competitors in, our markets could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to accurately predict customer-based trends and effectively manage our inventory levels, which could reduce our revenues and adversely affect our business, financial condition and results of operations.
          It is difficult to predict what merchandise consumers will want. A substantial part of our business is dependent on our ability to make correct trend decisions for a wide variety of goods and services. Failure to accurately predict constantly changing consumer tastes, preferences, spending patterns and other lifestyle decisions, particularly given the long lead times for ordering much of our merchandise from vendors, could adversely affect our long-term relationships with our customers. Our managers focus on inventory levels and balance these levels with inventory plans and reviews of trends; however, if our inventories become too large, we may have to “mark down” or decrease our sales price, and we may be required to sell a significant amount of unsold inventory at discounted prices or even below cost, which could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to obtain adequate capital to support our operations and growth strategies.
          Our operations and growth strategies require adequate capital, the availability of which depends on our ability to generate cash flow from operations, borrow funds on satisfactory terms and raise funds in the capital markets. We may need seasonal borrowing capacity in addition to the funds available under our senior secured credit facility to fund our working capital requirements. The inability to obtain adequate capital could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to obtain various services necessary for the operation of NDSG that we have contracted to receive from Saks for a certain minimum period of time following the acquisition of NDSG, we may not be able to operate NDSG’s business successfully or at all.
          Certain support services necessary to operate NDSG, including credit operations, procurement, accounting, bank card processing, store planning, construction, facilities maintenance and energy, information technology and human resources, were historically provided by divisions of

Saks and were not included in the acquisition of NDSG. We do not yet have the capability to provide these necessary support services to NDSG, and have contracted with Saks to provide those services under a transition services agreement. If Saks is unable to, refuses to or otherwise fails to provide these contracted-for services, we may not be able to provide, either directly or through a third party, services necessary to support the operations of NDSG. In any such event, our business, financial condition and results of operations could be materially adversely affected.

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
          Because a significant portion of our business is apparel sales and subject to weather conditions in our markets, our operating results may be unexpectedly and adversely affected by inclement weather. Frequent or unusually heavy snow, ice or rain storms might make it difficult for our customers to travel to our stores and thereby reduce our sales and profitability. Extended periods of unseasonable temperatures in our markets, potentially during our peak seasons, could render a portion of our inventory incompatible with those unseasonable conditions. Reduced sales from extreme or prolonged unseasonable weather conditions could adversely affect our business, financial condition and results of operations.

Our failure to effectively integrate NDSG into our existing business could have a material adverse effect on our business, financial condition and results of operations.
          Our management believes that the full integration of NDSG will allow us to achieve cost savings relating to the elimination of duplicate departments and redundant infrastructure and to achieve operating efficiencies, as well as revenue enhancement opportunities. However, the anticipated benefits are based on projections and assumptions and not on actual results. Accordingly, we cannot assure you that we will realize the anticipated benefits. Our ability to realize these benefits could be adversely impacted by difficulties in integrating NDSG’s operations, by any inability to achieve certain economies of scale and by the diversion of management’s attention from our ongoing business concerns. Integrating operations will require significant efforts and expenses. Personnel may leave or be terminated because of the acquisition of NDSG. If these factors limit our ability to integrate the operations of NDSG successfully or on a timely basis, our expectations of future results of operations, business opportunities, growth prospects and cost savings expected to result from the acquisition of NDSG may not be met. We may not be able to capitalize on expected business opportunities, including retaining NDSG’s current customers, assumptions underlying estimates of expected cost savings may be inaccurate, or general industry and business conditions may deteriorate. We may encounter difficulties integrating our internal controls, procedures and policies. In addition, our growth and operating strategies for NDSG’s business may be different from the strategies that NDSG pursued as part of Saks. If our strategies are not the proper strategies for NDSG, it could have a material adverse effect on our business, financial condition and results of operations.

We may pursue strategic acquisitions of businesses which may not be completed or, if completed, may not be successfully integrated into our existing business.
          We may pursue increased market penetration through strategic acquisitions. If we are unable to successfully complete acquisitions or to effectively integrate acquired businesses, our ability to grow our business or to operate our business effectively could be reduced, and our business, financial condition and operating results could suffer. We also cannot assure you that we will be able to integrate the operations of any future completed strategic acquisitions without encountering difficulty regarding different business strategies with respect to marketing, integration of personnel with disparate business backgrounds and corporate cultures, integration of different point-of-sale systems and other technology and managing relationships with other business partners.
          The consummation and integration of any future acquisition involve many risks, including the risks of:

•	diverting management’s attention from our ongoing business concerns;

•	being unable to obtain financing on terms favorable to us;

•	entering markets in which we have no direct prior experience;

•	improperly evaluating new services, products and markets;

•	being unable to maintain uniform standards, controls, procedures and policies;

•	being unable to integrate new technologies or personnel;

•	incurring the expenses of any undisclosed or potential liabilities; and

•	the departure of key management and employees.

Failure to maintain our current key vendor relationships may adversely affect our business, financial condition and results of operations.
          Our business is dependent to a significant degree upon close relationships with our vendors and our ability to purchase brand name merchandise at competitive prices. The loss of key vendor support could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to acquire brand name merchandise at competitive prices or on competitive terms in the future. For example, certain merchandise that is high profile and in high demand may be allocated by vendors based upon the vendors’ internal criteria, which are beyond our control.

An inability to find qualified domestic and international vendors and fluctuations in the exchange rate with countries in which our international vendors are located could adversely affect our business.
          The products we sell are sourced from a wide variety of domestic and international vendors. Our ability to find qualified vendors and source products in a timely and cost-effective manner, including obtaining vendor allowances in support of our advertising and promotional programs, represents a significant challenge. The availability of products and the ultimate costs of buying and selling these products, including advertising and promotional costs, are not completely within our control and could increase our merchandise and operating costs and adversely affect our business. Additionally, costs and other factors specific to imported merchandise, such as trade restrictions, tariffs, currency exchange rates and transport capacity and costs, are beyond our control and could restrict the availability of imported merchandise or significantly increase the costs of our merchandise sales and adversely affect our business, financial condition and results of operations.

The loss of the outside vendor that operates our proprietary credit card programs could have an adverse effect on our operations and financial results.
          Our proprietary credit card programs are operated by HSBC. Under our agreements with HSBC, HSBC issues our proprietary credit cards to our customers and we receive a percentage of the net credit sales thereunder. If for any reason HSBC is unwilling or unable to provide the services comprising our proprietary credit card programs, or our agreements with HSBC are terminated, in either case under circumstances in which we are unable to quickly and adequately contract with a comparable replacement vendor of such services, our customers who have accounts under our proprietary credit card programs will be unable to use their cards, which would likely result in a certain decrease in sales to such customers, a loss of the revenues attributable to the payments from HSBC, and an adverse effect on customer goodwill, any or all of which could have a material adverse effect on our business, financial condition and results of operations.

Conditions in, and the United States’ relationship with, the foreign countries where we source our merchandise could adversely affect our business.
          A majority of our merchandise is manufactured outside of the United States, primarily in India and the Far East. As a result, political instability or other events resulting in the disruption of trade from the countries where our merchandise is manufactured or the imposition of additional regulations relating to, or duties upon, the merchandise we import could cause significant delays or interruptions in the supply of our merchandise or increase our costs, either of which could have a material adverse effect on our business. If we are forced to source merchandise from other countries, those goods may be more expensive or of a different or inferior quality from the merchandise we now sell. If we were unable to adequately replace the merchandise we currently source with merchandise produced elsewhere, our business, financial condition and results of operations could be adversely affected.

Our business could be significantly disrupted if we cannot retain or replace members of our management team.
          Our success depends to a significant degree upon the continued contributions of our executive officers and other key personnel, both individually and as a group. Our future performance will be substantially dependent on our ability to retain or replace our key personnel and the inability to retain or replace our key personnel could prevent us from executing our business strategy.

Labor conditions could adversely affect our results of operations.
          Our performance is dependent on attracting and retaining a large number of quality sales associates. Many of those sales associates are in entry level or part-time positions with historically high rates of turnover. Our ability to meet our labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation and changing demographics. Changes that adversely impact our ability to attract and retain quality sales associates could adversely affect our performance.

Inflation may adversely affect our business operations in the future.
          In recent years, we have experienced certain inflationary conditions in our cost base due primarily to (1) changes in foreign currency exchange rates that have reduced the purchasing power of the U.S. dollar and (2) increases in selling, general and administrative expenses, particularly with regard to employee benefits. Inflation can harm our margins and profitability if we are unable to increase prices or cut costs enough to offset the effects of inflation in our cost base. If inflation in these or other costs worsens, we cannot assure you that our attempts to offset the effects of inflation through control of expenses, passing cost increases to our customers or any other method will be successful. Any future inflation could adversely affect our business, financial condition and results of operations.

If we are unable to effectively market our business or if our advertising campaigns are ineffective, our revenues may decline and our results of operations could be adversely affected.
          We spend extensively on advertising and marketing. Our business depends on effective marketing to generate customer traffic in our stores. If our advertising and marketing efforts are not effective, our business, financial condition and results of operations could be negatively affected.

Failure to successfully maintain and update information technology systems and enhance existing systems may adversely affect our business.
          To keep pace with changing technology, we must continuously provide for the design and implementation of new information technology systems as well as enhancements of our existing systems. Any failure to adequately maintain and update the information technology systems supporting our sales operations or inventory control could prevent us from processing and delivering merchandise, which could adversely affect our business, financial condition and results of operations.

Our inability to protect our intellectual property rights or our infringement on the property rights of others could adversely affect our business.
          Our trademarks and trade names are important to our business and are generally sufficient to permit us to carry on our business as presently conducted. We cannot, however, know whether we will be able to secure protection for our intellectual property in the future or if that protection will be adequate for future operations. Further, we face the risk of ineffective protection of intellectual property rights in jurisdictions where we source and distribute our products. We also cannot be certain that our activities do not infringe on the proprietary rights of others. If we are compelled to prosecute infringing parties, defend our intellectual property or defend ourselves from intellectual property claims made by others, we may face significant expense and liability.

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
          In addition, the stock market has recently, and from time to time, experienced significant price and volume fluctuations that have adversely affected the market prices of securities of companies without regard to their operating performances.

Tim Grumbacher beneficially owns shares of our capital stock giving him voting control over matters submitted to a vote of the shareholders, and he may take actions that conflict with the interests of our other shareholders and holders of our debt securities.
          Collectively, as of April 3, 2006, Tim Grumbacher, trusts for the benefit of members of Mr. Grumbacher’s family and The Grumbacher Family Foundation beneficially own shares of our outstanding common stock (which is entitled to one vote per share) and shares of our Class A common stock (which is entitled to ten votes per share) representing, in the aggregate, approximately 63% of the votes eligible to be cast by shareholders in the election of directors and generally. Accordingly, Mr. Grumbacher has the power to control all matters requiring the approval of our shareholders, including the election of directors and the approval of mergers and other significant corporate transactions. The interests of Mr. Grumbacher and certain other stockholders may conflict with the interests of our other shareholders and holders of our debt securities.

In addition to Mr. Grumbacher’s voting control, certain provisions of our charter documents and Pennsylvania law could discourage potential acquisition proposals and could deter, delay or prevent a change in control of our company that our other shareholders consider favorable and could depress the market value of our common stock.
          Certain provisions of our articles of incorporation and by-laws, as well as provisions of the Pennsylvania Business Corporation Law, could have the effect of deterring takeovers or delaying or preventing changes in control or management of the Company that our shareholders consider favorable and could depress the market value of our common stock.
          Subchapter F of Chapter 25 of the Pennsylvania Business Corporation Law of 1988, which is applicable to us, may have an anti-takeover effect and may delay, defer or prevent a tender offer or takeover attempt that a shareholder might consider in his or her best interest, including those attempts that might result in a premium over the market price for the shares held by shareholders. In general, Subchapter F of Chapter 25 of the Pennsylvania Business Corporation Law could delay for five years and impose conditions upon “business combinations” between an “interested shareholder” and us, unless prior approval by our board of directors is given. The term “business combination” is defined broadly to include various merger, consolidation, division, exchange or sale transactions, including transactions using our assets for purchase price amortization or refinancing purposes. An “interested shareholder,” in general, would be a beneficial owner of shares entitling that person to cast at least 20% of the votes that all shareholders would be entitled to cast in an election of directors.

Our business is subject to global economic and political conditions beyond our control.
          Global economic and political factors that are beyond our control influence our forecasts and directly affect our performance. These factors include interest rates, rates of economic growth, fiscal and monetary policies of governments, inflation, deflation, consumer credit availability, consumer debt levels, tax rates and policy, unemployment trends, terrorist threats and activities, worldwide military and domestic disturbances and conflicts, and other matters that influence consumer confidence and spending. Increasing volatility in financial markets may cause these factors to change with a greater degree of frequency and magnitude. Increases in interest rates would increase our financing costs.

Regulatory and litigation developments could adversely affect our results of operations.
          Various aspects of our operations are subject to federal, state or local laws, rules and regulations, any of which may change from time to time. Additionally, we are regularly involved in various litigation matters that arise in the ordinary course of business. Litigation or regulatory developments could adversely affect our business, financial condition and results of operations.

Item 1B.     Unresolved Staff Comments
          None.
Item 2.     Properties
          We operate 279 stores in 23 states, encompassing approximately 27 million gross square feet, with 218 of our stores located in malls, 41 stores located in open-air lifestyle centers or strip malls, and 20 stores that are freestanding. The average store size is approximately 95,000 square feet. Of our 279 stores, we own 33 stores and have ground leases on seven stores. Of the 239 leased stores, 15 leases have current terms that expire within one year (one of which does not have an extension option) and 107 additional leases have current terms that expire within five years (five of which do not have an extension option).
          We operate under seven nameplates, as follows:

Nameplate	Stores	States

Bon-Ton	70	Connecticut, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, West Virginia
Elder-Beerman	67	Illinois, Indiana, Iowa, Kentucky, Michigan, Ohio, West Virginia, Wisconsin
Younkers	47	Illinois, Iowa, Michigan, Minnesota, Nebraska, South Dakota, Wisconsin
Herberger’s	40	Colorado, Iowa, Minnesota, Montana, Nebraska, North Dakota, South Dakota, Wisconsin, Wyoming
Carson Pirie Scott	31	Illinois, Indiana
Bergner’s	14	Illinois
Boston Store	10	Wisconsin
          Our corporate headquarters are in York, Pennsylvania where our administrative and sales support functions reside. Merchandising and marketing functions are being integrated and will operate in Milwaukee, Wisconsin. Of our five distribution centers, we own two distribution centers located in Rockford, Illinois and Green Bay, Wisconsin, and we lease three distribution centers in the following locations: Allentown, Pennsylvania; Fairborn, Ohio; and Ankeny, Iowa. Of the three leased distribution centers, one lease has a current term that expires within five years; however, we may exercise options to extend the term of this lease.
Item 3.     Legal Proceedings
          We are a party to legal proceedings and claims that arise during the ordinary course of business. We do not expect the ultimate outcome of any such litigation and claims will have a material adverse effect on our business, financial position, results of operations or liquidity.
Item 4.     Submission of Matters to a Vote of Security Holders
          None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
          Our common stock is traded on The Nasdaq Stock Market (symbol: BONT). There is no established public trading market for our Class A common stock. The Class A common stock is convertible on a share-for-share basis into common stock at the option of the holder. The following table sets forth the high and low sales price of our common stock for the periods indicated as furnished by Nasdaq:

	Fiscal 2005		Fiscal 2004

	High	Low	High	Low

1st Quarter	$19.78	$15.41	$17.95	$10.57
2nd Quarter	21.90	16.75	16.93	9.62
3rd Quarter	23.22	15.55	14.19	10.62
4th Quarter	22.73	17.71	16.48	11.12
          On April 3, 2006, we had approximately 207 shareholders of record of common stock and five shareholders of record of Class A common stock.
          Bon-Ton paid quarterly cash dividends, each at $0.025 per share, on Class A common stock and common stock on April 15, 2004; July 15, 2004; October 15, 2004, January 15, 2005, April 15, 2005; July 15, 2005; October 15, 2005 and January 15, 2006. Pursuant to our senior secured credit facility agreement, entered into on March 6, 2006, any dividends paid may not exceed $4.0 million in any fiscal year or $15.0 million during the term of the agreement, which expires March 2011. In addition, pursuant to the indenture that governs our senior unsecured notes, any dividends paid may not exceed $0.24 per share in any fiscal year. We declared a quarterly cash dividend of $0.025 per share, payable May 1, 2006 to shareholders of record as of April 15, 2006. Our Board of Directors will consider dividends in subsequent periods as it deems appropriate.

Item 6.	Selected Financial Data

	Fiscal 2005		Fiscal 2004		Fiscal 2003		Fiscal 2002		Fiscal 2001

	(In thousands except share, per share, comparable stores data and number of stores)
Statement of Operations Data(1)(2):		%		%		%		%		%

Net sales	$1,287,170	100.0	$1,310,372	100.0	$926,409	100.0	$713,230	100.0	$721,777	100.0
Other income	20,425	1.6	9,251	0.7	5,917	0.6	3,805	0.5	3,621	0.5
Gross profit	464,999	36.1	479,958	36.6	335,153	36.2	261,158	36.6	260,797	36.1
Selling, general and administrative expenses	407,145	31.6	415,921	31.7	273,426	29.5	217,375	30.5	222,738	30.9
Depreciation and amortization	28,084	2.2	27,809	2.1	25,634	2.8	22,783	3.2	21,373	3.0
Income from operations	50,195	3.9	45,479	3.5	42,010	4.5	24,805	3.5	20,307	2.8
Interest expense, net	12,052	0.9	13,437	1.0	9,049	1.0	9,436	1.3	10,265	1.4
Income before taxes	38,143	3.0	32,042	2.4	32,961	3.6	15,369	2.2	10,042	1.4
Income tax provision	12,129	0.9	11,880	0.9	12,360	1.3	5,764	0.8	3,816	0.5
Net income	$26,014	2.0	$20,162	1.5	$20,601	2.2	$9,605	1.3	$6,226	0.9
Per share amounts
Basic:
Net income	$1.61		$1.27		$1.36		$0.63		$0.41
Weighted average shares outstanding	16,204,414		15,918,650		15,161,406		15,192,471		15,200,154
Diluted:
Net income	$1.57		$1.24		$1.33		$0.62		$0.41
Weighted average shares outstanding	16,518,268		16,253,254		15,508,560		15,394,231		15,214,145
Cash dividends declared per share	$0.100		$0.100		$0.075		$—		$—
Balance Sheet Data (at end of period)(2):

Working capital	$150,857		$251,122		$221,497		$127,618		$115,623
Total assets	553,605		646,156		629,900		400,817		405,921
Long-term debt, including capital leases	42,515		178,355		171,716		64,662		67,929
Shareholders’ equity	292,094		262,557		239,484		212,346		203,261
Selected Operating Data:

Total sales change	(1.8)%		41.4%		29.9%		(1.2)%		(3.7)%
Comparable stores sales change(3)	(1.6)%		0.9%		(2.0)%		(1.2)%		(3.3)%
Comparable stores data(3):
Sales per selling square foot	$128		$135		$132		$133		$134
Selling square footage	10,069,000		5,155,000		5,278,000		5,382,000		5,339,000
Capital expenditures	$29,179		$31,523		$20,257		$14,806		$15,550
Number of stores:
Beginning of year	141		142		72		73		73
Additions(4)	—		—		70		—		—
Closings	(4)		(1)		—		(1)		—
End of year	137		141		142		72		73

(1)	Fiscal 2003 includes operations of The Elder-Beerman Stores Corp. for the period from October 24, 2003 through January 31, 2004.

(2)	Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications did not impact the Company’s net income for any of the years presented.

(3)	Comparable stores data (sales change, sales per selling square foot and selling square footage) reflects stores open for the entire current and prior fiscal year. Fiscal 2005 comparable stores data includes stores of The Elder-Beerman Stores Corp.

(4)	Includes the addition of 69 stores pursuant to the acquisition of The Elder-Beerman Stores Corp. during fiscal 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Company Overview
          Bon-Ton was founded in 1898 and, with the acquisition of NDSG, is the second largest regional department store operator in terms of sales in the United States, offering a broad assortment of brand-name fashion apparel and accessories for women, men and children as well as cosmetics, home furnishings and other goods. At January 28, 2006, Bon-Ton operated 137 stores in mid-sized markets in 16 Northeastern and Midwestern states under the “Bon-Ton” and “Elder-Beerman” nameplates that encompass a total of approximately 12 million gross square feet. We believe that Bon-Ton’s stores hold the #1 or #2 market position among department stores in most of the markets in which it operates. Bon-Ton had net sales of $1.3 billion in fiscal 2005.
          Effective March 5, 2006, pursuant to the October 29, 2005 purchase agreement with Saks, Bon-Ton completed its acquisition of all of the outstanding securities of two subsidiaries of Saks that are solely related to the business of owning and operating the 142 retail department stores that comprised NDSG and operated under the names “Carson Pirie Scott,” “Younkers,” “Herberger’s,” “Boston Store” and “Bergner’s.” The stores are located in twelve states in the Midwest and upper Great Plains regions. Under the terms of the purchase agreement, Bon-Ton paid approximately $1.05 billion in cash for NDSG. The purchase price remains subject to certain post-closing adjustments. NDSG’s stores encompass a total of approximately 15 million gross square feet in mid-sized and metropolitan markets. We believe that NDSG’s stores hold the #1 or #2 market position among department stores in most of the markets in which they operate. NDSG had net sales of approximately $2.2 billion in fiscal 2005.
          To finance the acquisition and the related refinancing of Bon-Ton’s previous revolving credit facility, we entered into a new revolving credit facility which provides for up to $1.0 billion in borrowings, issued $510.0 million in senior unsecured notes, and entered into a new mortgage loan facility in the aggregate principal amount of approximately $260.0 million.
          After the acquisition of NDSG, we are now the second largest regional department store operator in the United States, in terms of sales, with 279 stores that encompass a total of approximately 27 million gross square feet across the Northeastern, Midwestern and Great Plains states. We believe that the acquisition will enhance our product offerings, strengthen our vendor and customer relationships and increase our profitability. Our scale will make us an important distribution channel for leading merchandise vendors and will enhance our ability to offer our customers nationally distributed brands and exclusive merchandise. Furthermore, we believe that we will continue to enjoy the #1 or #2 market position among department stores in most of the markets in which we operate.
          We compete in the department store segment of the U.S. retail industry. Department stores have historically dominated apparel and accessories retailing, occupying a cornerstone in the U.S. retail landscape for more than 100 years. Over time, department stores have evolved from single unit, family owned, urban locations to regional and national chains serving communities of all sizes. The department store industry continues to evolve in response to ongoing consolidation among apparel and accessory vendors as well as the evolution of competitive retail formats — mass merchandisers, national chain retailers, specialty retailers and online retailers. Our segment of the retail industry is highly competitive, and we anticipate that competitive pressures and challenges will continue in the foreseeable future.
          On March 13, 2006, we announced the closing of our 130,000 square foot Bergner’s store located in the Colonial Village Mall in Rockford, Illinois in mid-May 2006.

Fiscal 2005 Overview
          Net sales for fiscal 2005 were $1,287.2 million as compared to $1,310.4 million in fiscal 2004, a decrease of 1.8%. Comparable store net sales for fiscal 2005 decreased 1.6%. The comparable store net sales decline was the result of several factors including, among others:

•	Sales of discontinued merchandise in fiscal 2004, which reflected the realignment of non-common assortments during the integration of Elder-Beerman and Bon-Ton. These goods generated clearance sales of approximately $31.0 million in fiscal 2004.

•	Unseasonably cold weather in the spring season and warm weather in the third quarter within Bon-Ton’s operating regions, which negatively affected apparel sales in fiscal 2005.

•	The general retail environment in fiscal 2005, reflecting lack of consumer confidence and concerns related to higher gas and heating costs.
          In connection with the Credit Card Sale, Bon-Ton recorded pre-tax charges of $2.3 million in fiscal 2005, representing a loss on the sale, costs associated with involuntary termination benefits and contract terminations, and accelerated depreciation. A portion of the proceeds from the sale, $230.2 million, was used to terminate Bon-Ton’s accounts receivable securitization program; the remaining proceeds of $85.2 million were used to reduce outstanding borrowings under Bon-Ton’s revolving credit facility. In connection with the sale, Bon-Ton entered into two agreements with HSBC: an Interim Servicing Agreement (the “ISA”) and a Credit Card Program Agreement (the “CCPA”). Under the terms of the ISA, Bon-Ton continued to service the credit card receivables from July 8, 2005 through October 31, 2005, for which Bon-Ton was compensated. The CCPA sets forth the terms and conditions under which HSBC will issue credit cards to Bon-Ton’s customers. Under the CCPA, Bon-Ton is paid a percentage of net credit sales for credit card sales generated after July 7, 2005. The CCPA has a term of seven years and is cancelable earlier by either party under certain circumstances.
          On September 20, 2005, Bon-Ton announced several real estate initiatives, which included the expansion of three stores; the relocation of two stores; and the closing of two stores in the Syracuse, New York market and one store in Lebanon, Pennsylvania. In addition, on November 16, 2005 Bon-Ton announced the closing of its Walden Galleria store in Buffalo, New York. All four store closings were effective January 28, 2006. In connection with these closings, Bon-Ton recorded a pre-tax charge of $2.4 million, representing costs associated with involuntary termination benefits, a lease termination and accelerated depreciation expense.

Results of Operations
          The following table summarizes changes in Bon-Ton’s selected operating indicators, illustrating the relationship of various income and expense items to net sales for each fiscal year presented (components may not add or subtract to totals because of rounding):

	Percent of Net Sales

	Fiscal 2005	Fiscal 2004	Fiscal 2003

Net sales	100.0%	100.0%	100.0%
Other income	1.6	0.7	0.6

	101.6	100.7	100.6

Costs and expenses:
Costs of merchandise sold	63.9	63.4	63.8
Selling, general and administrative	31.6	31.7	29.5
Depreciation and amortization	2.2	2.1	2.8

Income from operations	3.9	3.5	4.5
Interest expense, net	0.9	1.0	1.0

Income before income taxes	3.0	2.4	3.6
Income tax provision	0.9	0.9	1.3

Net income	2.0%	1.5%	2.2%

Fiscal 2005 Compared to Fiscal 2004
          Net sales: Net sales were $1,287.2 million for fiscal 2005, a decrease of $23.2 million, or 1.8%, as compared to fiscal 2004. Comparable store sales decreased 1.6% in fiscal 2005. The best performing merchandise categories in fiscal 2005 were Women’s Special Size (included in Women’s Apparel), Footwear, Home and Intimate Apparel. Sales for Women’s Special Size reflect increased inventory, added space in stores and increased advertising exposure. Footwear sales increased as customers responded favorably to Bon-Ton’s focus on maximizing key casual vendors, store intensifications and increased advertising exposure. The Home sales increase resulted from key item maximization in soft home and new product offerings in hard home. Intimate Apparel sales benefited from a narrowed assortment that ensured size availability in the foundations area. The poorest performing merchandise categories in fiscal 2005 were Dresses and Coats (included in Women’s Apparel) and Juniors’ Apparel. Apparel sales in fiscal 2005 were hampered by unseasonably cold weather during the spring season and unseasonably warm weather in the third quarter.
          Other income: Other income, which includes income from program revenue under the CCPA, leased departments and other customer revenues, increased $11.2 million in fiscal 2005 over fiscal 2004 primarily because of the revenue received under the CCPA in the fourth quarter of fiscal 2005. After the July 8, 2005 Credit Card Sale, Bon-Ton continued to service the credit card receivables through October 31, 2005; proceeds earned pursuant to the CCPA during this period were recorded within selling, general and administrative expense.
          Costs and expenses: Gross margin dollars for fiscal 2005 decreased $15.0 million, or 3.1%, as compared to fiscal 2004, reflecting lower sales volume and a reduced gross margin rate. Gross margin as a percentage of net sales was 36.1% in fiscal 2005, a decrease of 0.5 percentage point from 36.6% in fiscal 2004. The decrease in gross margin rate reflects a decreased markup rate and higher shrinkage partially offset by a lower markdown rate.

          Selling, general and administrative expenses for fiscal 2005 were $407.1 million, or 31.6% of net sales, compared to $415.9 million, or 31.7% of net sales, in fiscal 2004. The decrease reflects reduced integration expenses and store payroll, partially offset by increased advertising expenses.
          Depreciation and amortization increased $0.3 million, to $28.1 million, in fiscal 2005 from $27.8 million in fiscal 2004. In fiscal 2005, Bon-Ton recognized approximately $0.9 million of accelerated charges on software associated with Bon-Ton’s credit operation. In fiscal 2004, Bon-Ton recorded asset impairment charges on the long-lived assets of certain stores of $0.9 million and a $0.5 million cumulative charge pursuant to a review of its historical lease accounting.
          Income from operations: Income from operations in fiscal 2005 was $50.2 million, or 3.9% of net sales, compared to $45.5 million, or 3.5% of net sales, in fiscal 2004.
          Interest expense, net: Net interest expense in fiscal 2005 decreased $1.4 million to $12.1 million, or 0.9% of net sales, from $13.4 million, or 1.0% of net sales, in fiscal 2004. Interest expense was positively impacted by a reduction in long-term debt as a result of applying the proceeds from the Credit Card Sale, partially offset by an increase in interest rates.
          Income taxes: The effective tax rate for fiscal 2005 was 31.8% compared to 37.1% for fiscal 2004. Included in the provision for fiscal 2005 was an income tax benefit adjustment of approximately $2.2 million principally associated with a net reduction of the income tax valuation allowances that were established in connection with the October 2003 purchase of Elder-Beerman.
          Net income: Net income in fiscal 2005 was $26.0 million, or 2.0% of net sales, compared to $20.2 million, or 1.5% of net sales, in fiscal 2004.
Fiscal 2004 Compared to Fiscal 2003
          In October 2003, Bon-Ton added sixty-seven department stores and two furniture stores as a result of its acquisition of Elder-Beerman. Bon-Ton’s consolidated balance sheet and consolidated statement of income for fiscal 2003 include Elder-Beerman operations for the period from October 24, 2003 through January 31, 2004. Bon-Ton believes that the fiscal 2003 operating results are not comparable to results for fiscal 2004 because of the timing of the Elder-Beerman acquisition. Specifically, Bon-Ton included Elder-Beerman’s most profitable quarter in the fiscal 2003 operating results without having to recognize the first three quarters of the year, which traditionally reflect a net loss.
          Net sales: Net sales were $1,310.4 million for fiscal 2004, an increase of $384.0 million, or 41.4%, compared to fiscal 2003. Net sales include $607.0 million and $229.9 million from Elder-Beerman operations for fiscal 2004 and for the period from October 24, 2003 through January 31, 2004, respectively. Comparable store sales, which exclude the impact of Elder-Beerman, increased 0.9% in fiscal 2004. Merchandise departments recording comparable store sales increases were Home, Misses Sportswear (included in Women’s Apparel), Footwear, Accessories, and Cosmetics. Home sales significantly increased because of the opening of five furniture galleries in fiscal 2004 and adopting Elder-Beerman’s practice of item intensification. Increased sales in Misses Sportswear reflect a positive customer response to improved fashion offerings. Footwear sales increased as customers responded favorably to an open-selling layout in the stores, which was initiated in fiscal 2003 and finalized in fiscal 2004. The Accessories sales increase was driven by growth in the Company’s private label costume jewelry and cold weather fashion items. Cosmetics benefited from the new product launch of the anti-aging cream Strivectin. Merchandise categories reflecting the sharpest declines were Juniors’ Apparel, Children’s Apparel, Men’s Apparel, and Dresses, Petites and Coats (included in Women’s Apparel).
          Elder-Beerman sales were not included in comparable store sales. For informational purposes only, Elder-Beerman comparable store sales for the fifty-two weeks ended January 31, 2004 decreased 2.4%. On a pro forma combined basis, Bon-Ton and Elder-Beerman comparable store sales for fiscal 2004 decreased 0.6%.
          Other income: Other income, which contains net income from leased departments and other customer revenues, increased $3.3 million in fiscal 2004 over fiscal 2003 primarily due to the impact of Elder-Beerman leased departments and expanded furniture operations.
          Costs and expenses: Gross margin dollars for fiscal 2004 increased $144.8 million, or 43.2%, over fiscal 2003, primarily due to the addition of Elder-Beerman operations. Gross margin as a percentage of net sales was 36.6% in fiscal 2004, an increase of 0.4 percentage point from 36.2% in fiscal 2003. The increase in gross margin rate primarily reflects an increased markup rate.
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
          Depreciation and amortization increased $2.2 million, to $27.8 million, in fiscal 2004 from $25.6 million in fiscal 2003. The increase principally reflects the impact of Elder-Beerman depreciation and amortization of $3.7 million, asset impairment charges on long-lived assets of certain stores of $0.9 million and a $0.5 million cumulative charge pursuant to a review of Bon-Ton’s historical lease accounting. In fiscal 2003, Bon-Ton recorded a charge of $2.4 million for the write-off of duplicate information systems software due to the acquisition of Elder-Beerman. Additionally, Bon-Ton recognized approximately $0.8 million of impairment charges on the long-lived assets of certain stores during fiscal 2003.
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
          Net income: Net income in fiscal 2004 was $20.2 million, or 1.5% of net sales, compared to $20.6 million, or 2.2% of net sales, in fiscal 2003.
Liquidity and Capital Resources
          The following table summarizes material measures of Bon-Ton’s liquidity and capital resources:

	January 28,	January 29,	January 31,
(Dollars in millions)	2006	2005	2004

Working capital	$150.9	$251.1	$221.5
Current ratio	1.84:1	2.40:1	2.20:1
Debt to total capitalization (debt plus equity)	0.13:1	0.41:1	0.42:1
Unused availability under lines of credit (subject to the minimum borrowing availability covenant of $10)	$173.8	$64.3	$50.7

          For the period of July 9, 2005 through January 28, 2006, Bon-Ton’s primary sources of working capital were cash flows from operations and borrowings under its revolving credit facility. Through July 8, 2005, Bon-Ton’s primary sources of working capital also included proceeds from the accounts receivable facility. Our business follows a seasonal pattern; working capital fluctuates with seasonal variations, reaching its highest level in October or November to fund the purchase of merchandise inventories prior to the holiday season.
          Decreases in working capital, current ratio and debt to total capitalization and the increase in unused availability under lines of credit for fiscal 2005, as compared to fiscal 2004, are principally because of the Credit Card Sale and associated debt reduction. Increases in working capital and the current ratio for fiscal 2004, as compared to fiscal 2003, principally reflect an increase in merchandise inventories.
          Net cash provided by operating activities amounted to $153.8 million in fiscal 2005, $28.7 million in fiscal 2004 and $154.7 million in fiscal 2003. The increase in net cash provided by operating activities in fiscal 2005 compared to fiscal 2004 primarily reflects net proceeds from the Credit Card Sale and decreases in merchandise inventories and retained interest in trade receivables. The decrease in net cash provided by operating activities in fiscal 2004 compared to fiscal 2003 primarily reflects increases in merchandise inventories in fiscal 2004 and the timing of the acquisition of Elder-Beerman in fiscal 2003.
          Net cash used in investing activities amounted to $28.7 million in fiscal 2005, $31.4 million in fiscal 2004 and $116.6 million in fiscal 2003. Capital expenditures in fiscal 2005 were $2.3 million lower than in fiscal 2004 largely because of reduced spending for systems integration, partially offset by increased spending for store remodels. Additionally, proceeds from the sale of property, fixtures and equipment were $2.2 million higher than the prior year. Capital expenditures in fiscal 2004 were $11.3 million higher than in fiscal 2003 because of expenditures to integrate the point-of-sale system, other information system enhancements and a full year of Elder-Beerman operations.
          Net cash used in financing activities amounted to $138.2 million and $36.3 million in fiscal 2005 and fiscal 2003, respectively, versus net cash provided by financing activities of $7.8 million in fiscal 2004. The increase in net cash used in fiscal 2005 primarily reflects payments made to reduce long-term debt as a result of the Credit Card Sale. The fiscal 2004 increase in net cash provided by financing activities principally reflects additional borrowings to fund working capital increases, partially offset by lower finance fees paid in connection with the Elder-Beerman acquisition.
          Prior to termination of the receivables securitization program on July 8, 2005, Bon-Ton’s off-balance-sheet accounts receivable facility agreement included a funding limit of $250.0 million. Availability under the accounts receivable facility was calculated based on the dollar balance and performance of our proprietary credit card portfolio. At January 29, 2005, accounts receivable totaling $244.0 million were sold under the accounts receivable facility.
          Prior to March 6, 2006, Bon-Ton’s amended and restated revolving credit facility agreement (the “Credit Agreement”) provided a revolving line of credit of $300.0 million and a term loan in the amount of $19.0 million. The Credit Agreement was set to expire in October 2007. The term loan was terminated in January 2006. The revolving credit line interest rate, based on LIBOR or an index rate plus an applicable margin, and fee charges were determined by a formula based upon our borrowing availability. Under the Credit Agreement, Bon-Ton incurred fees at a rate of 0.250 to 0.375 percentage point on the unused line of credit. The term loan interest rate was based on LIBOR plus an applicable margin. Financial covenants contained in the Credit Agreement included the following: a limitation on fiscal 2005 capital expenditures of $53.5 million, minimum borrowing availability of $10.0 million and a fixed charge coverage ratio of 1.0-to-1. The fixed charge coverage ratio was defined as earnings before interest, taxes, depreciation and amortization divided by interest expense, capital expenditures, tax payments and scheduled debt payments, and was measured at each fiscal quarter-end based on the immediately preceding four fiscal quarters. Total borrowings under the Credit Agreement were $25.6 million and $160.4 million at January 28, 2006 and January 29, 2005, respectively. In connection with the acquisition of NDSG and the related financing arrangements, discussed below, the Credit Agreement was terminated and simultaneously replaced by a new senior secured credit facility on March 6, 2006. There were no prepayment or early termination premiums or penalties in connection with the termination of the Credit Agreement. All deferred financing costs at March 6, 2006 associated with the Credit Agreement were expensed immediately upon termination of the Credit Agreement.
          On March 6, 2006, the Company, Bank of America, N.A. (“Bank of America”) and certain other lenders entered into a Loan and Security Agreement (“New Senior Secured Credit Facility”) which provides for up to $1.0 billion of revolver borrowings. This facility includes a last-in, first-out revolving credit facility of up to $900.0 million and a first-in, last-out revolving credit facility of up to $100.0 million and has a sub-limit of $150.0 million for the issuance of standby and documentary letters of credit. All borrowings under the facility are limited by amounts available pursuant to a borrowing base calculation, which is based on percentages of eligible inventory, real estate and fixed assets, with a reduction for applicable reserves. The New Senior Secured Credit Facility is guaranteed by The Bon-Ton Stores, Inc. and certain of its subsidiaries. As part of the New Senior Secured Credit Facility, Bank of America and the other lenders will make available certain swing line loans in an aggregate amount not to exceed $75.0 million outstanding at any one time. Borrowings under the New Senior Secured Credit Facility will bear interest at either (i) the prime rate established by Bank of America, from time to time, plus the applicable margin (the “Prime Rate”) or (ii) the LIBOR Rate from time to time plus the applicable margin (the “LIBOR Rate”). The applicable margin will be determined by the excess availability under the facility. The swing line loans will bear interest at the same rate applicable to last in, first out Prime Rate loans. We will be required to pay a commitment fee to the lenders for unused commitments at a rate of 0.25% to 0.30% per annum, based on excess availability under the facility. The New Senior Secured Credit Facility expires March 6, 2011. Financial covenants contained in the New Senior Secured Credit Facility require that the minimum excess availability under the facility be greater than $75.0 million at all times. In addition, there are certain restrictions against incurring additional indebtedness, pledge or sale of assets, payment of dividends and distributions, and other similar restrictions. Dividends paid by the Company may not exceed $15.0 million over the life of the agreement, or $4.0 million in any single year. Capital expenditures are limited to $125.0 million per year, with a one-year carryover of any prior year unused amount. The proceeds of these loans were used to pay the outstanding balance under Bon-Ton’s Credit Agreement and to pay a portion of the purchase price for the acquisition of NDSG, and will be used in the future for other general corporate purposes.
          On March 6, 2006, The Bon-Ton Department Stores, Inc., a subsidiary of The Bon-Ton Stores, Inc., entered into an Indenture (the “Indenture”) with The Bank of New York, as trustee, under which it issued $510.0 million aggregate principal amount 10 1/4% Senior Notes due 2014 (the “Notes”). The Notes are guaranteed on a senior unsecured basis by The Bon-Ton Stores, Inc. and certain of its subsidiaries. The Notes mature on March 15, 2014. The interest rate of the Notes is fixed at 10 1/4 % per year. Interest on the Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2006. The Indenture includes covenants that limit the ability of the Company and its restricted subsidiaries to, among other things: incur additional debt; pay dividends on their capital stock or repurchase their capital stock; make certain investments; enter into certain types of transactions with affiliates; limit dividends or other payments by their restricted subsidiaries to the Company; use assets as security in other transactions; and sell certain assets or merge with or into other companies.
          On March 6, 2006, certain bankruptcy remote special purpose entities (each an “SPE” and collectively the “SPEs”) that are indirect wholly-owned subsidiaries of The Bon-Ton Stores, Inc. entered into Loan Agreements with the Bank of America, pursuant to which the Bank of America provided a new mortgage loan facility in the aggregate principal amount of $260.0 million (the “New Mortgage Loan Facility”). The New Mortgage Loan Facility has a term of ten years and is secured by mortgages on twenty-three retail stores and one distribution center owned by the SPEs. Each SPE entered into a lease with each of The Bon-Ton Stores, Inc. subsidiaries operating on such SPE’s properties. A portion of the rental income received under these leases will be used to pay the debt service under the New Mortgage Loan Facility. The New Mortgage Loan Facility requires level monthly payments of principal and interest based on an amortization period of 25 years and the balance outstanding at the end of ten years will then become due and payable. The interest rate for the New Mortgage Loan Facility is a fixed rate of 6.2125%. Financial covenants contained in the New Mortgage Loan Facility require that the SPEs maintain certain financial thresholds, as defined.
          Bon-Ton used the net proceeds of the Notes offering along with additional borrowings under our New Senior Secured Credit Facility and New Mortgage Loan Facility to finance the acquisition of NDSG and to pay related fees and expenses in connection with the acquisition and related financing transactions.
          Aside from planned capital expenditures, our primary cash requirements will be to service debt and finance working capital increases during peak selling seasons.
          Bon-Ton paid a quarterly cash dividend of $0.025 per share on shares of Class A common stock and common stock to shareholders on each of April 15, 2004; July 15, 2004; October 15, 2004, January 15, 2005, April 15, 2005, July 15, 2005, October 15, 2005 and January 15, 2006 to shareholders of record as of April 1, 2004; July 1, 2004; October 1, 2004, January 1, 2005, April 1, 2005, July 1, 2005, October 1, 2005 and January 1, 2006, respectively. Additionally, the Company declared a quarterly cash dividend of $0.025 per share, payable May 1, 2006 to shareholders of record as of April 15, 2006. Our Board of Directors will consider dividends in subsequent periods as it deems appropriate.
          Bon-Ton’s capital expenditures for fiscal 2005 totaled $29.2 million. Company capital expenditures for fiscal 2006 are planned at approximately $91.0 million.
          We anticipate our cash flows from operations, supplemented by borrowings under our Notes, New Senior Secured Credit Facility and New Mortgage Loan Facility, will be sufficient to satisfy our operating cash requirements for at least the next twelve months.
          Cash flows from operations are impacted by consumer confidence, weather in the geographic markets served by us, and economic and competitive conditions existing in the retail industry. A downturn in any single factor or a combination of factors could have a material adverse impact upon our ability to generate sufficient cash flows to operate our business.
          We have not identified any probable circumstances that would likely impair our ability to meet our cash requirements or trigger a default or acceleration of payment of our debt.

Contractual Obligations and Commitments
          The following tables reflect Bon-Ton’s contractual obligations and commitments as of January 28, 2006:
Contractual Obligations

	Payment due by period

(Dollars in thousands)	Total	Within 1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt(1)	$54,296	$2,690	$30,930	$6,380	$14,296
Capital leases	103	79	24	—	—
Building maintenance	1,204	1,204	—	—	—
Operating leases	397,586	48,926	91,833	78,692	178,135

Totals	$453,189	$52,899	$122,787	$85,072	$192,431

(1)	Excludes interest under long-term debt obligations where such interest is calculated on a variable basis. Debt within the “1-3 Years” category includes $25.6 million in variable rate debt under the Credit Agreement, which was scheduled to expire in 2007.
          In addition, Bon-Ton expects to make cash contributions to its supplementary pension plans in the amount of $0.3 million for each of fiscal 2006 through 2010 and $1.7 million in the aggregate for the five fiscal years thereafter. Note 14 in the Notes to Consolidated Financial Statements provides a more complete description of our supplementary pension plans.
Commitments

	Amount of expiration per period

(Dollars in thousands)	Total	Within 1 Year	1-3 Years	3-5 Years	After 5 Years

Import merchandise letters of credit	$12,724	$12,724	$—	$—	$—
Standby letters of credit	1,617	1,617	—	—	—
Surety bonds	2,900	2,900	—	—	—

Totals	$17,241	$17,241	$—	$—	$—

          Import letters of credit are primarily issued to support the importing of merchandise, which includes our private brand goods. Standby letters of credit are primarily issued as collateral for obligations related to general liability and workers’ compensation insurance. Surety bonds are primarily for previously incurred and expensed obligations related to workers’ compensation.
          In the ordinary course of business, Bon-Ton entered into arrangements with vendors to purchase merchandise up to twelve months in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.
Off-Balance Sheet Arrangements
          Prior to termination of the receivables securitization program on July 8, 2005, Bon-Ton engaged in securitization activities involving its proprietary credit card portfolio as a source of funding. Off-balance sheet proprietary credit card securitizations provided a significant portion of Bon-Ton’s funding and was one of its primary sources of liquidity. At January 29, 2005, off-balance sheet securitized receivables represented 57.7% of Bon-Ton’s funding (sum of securitized receivables and balance sheet debt). Gains and losses from securitizations were recognized in Bon-Ton’s Consolidated Statements of Operations when it relinquished control of the transferred financial assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, “Ac-

counting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and other related pronouncements. The gain or loss on the sale of financial assets depended in part on the previous carrying amount of the assets involved in the transfer, allocated between the assets sold and the retained interests based upon their respective fair values at the date of sale. Based on the term of the securitization agreement (less than one year) and the fact that the credit card receivables that comprised the retained interests were short-term in nature, Bon-Ton classified retained interests as a current asset.
          Bon-Ton sold undivided percentage ownership interests in certain of its credit card accounts receivable to unrelated third-parties under a $250.0 million accounts receivable securitization facility. The unrelated third-parties, referred to as the conduit, purchased a $244.0 million interest in the accounts receivable under this facility at January 29, 2005. Bon-Ton was responsible for servicing these accounts, retained a servicing fee and bore the risk of non-collection (limited to its retained interests in the accounts receivable). Associated off-balance-sheet assets and related debt were $244.0 million at January 29, 2005.
          Based upon the terms of the accounts receivable facility, the accounts receivable transactions qualified for “sale treatment” under generally accepted accounting principles. This treatment required Bon-Ton to account for transactions with the conduit as a sale of accounts receivable instead of reflecting the conduit’s net investment as long-term debt with a pledge of accounts receivable as collateral. Absent this “sale treatment,” Bon-Ton’s balance sheet would have reflected additional accounts receivable and debt.
Critical Accounting Policies
          Bon-Ton’s discussion and analysis of financial condition and results of operations are based upon the Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Preparation of these financial statements required Bon-Ton to make estimates and judgments that affected reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of its financial statements. On an ongoing basis, Bon-Ton evaluated its estimates, including those related to merchandise returns, bad debts, inventories, intangible assets, income taxes, financings, contingencies and litigation. Bon-Ton based its estimates on historical experience and on various other assumptions that were believed to be reasonable under the circumstances, the results of which formed the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
          Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially lead to materially different results under different assumptions and conditions. We believe the critical accounting policies for Bon-Ton are as described below. For a discussion of the application of these and other accounting policies, see Notes to Consolidated Financial Statements.
Inventory Valuation
          As discussed in Note 1 of the Notes to Consolidated Financial Statements, inventories were stated at the lower of cost or market with cost determined by the retail inventory method using a last-in, first-out (“LIFO”) cost basis. Under the retail inventory method, the valuation of inventories at cost and resulting gross margin is derived by applying a calculated cost-to-retail ratio to the retail value of inventories. The retail inventory method is an averaging method that has been widely used in the retail industry. Use of the retail inventory method will result in valuing inventories at the lower of cost or market if markdowns are taken timely as a reduction of the retail value of inventories.

          Inherent in the retail inventory method calculation are certain significant management judgments and estimates including, among others, merchandise markups, markdowns and shrinkage, which significantly impact both the ending inventory valuation at cost and resulting gross margin. These significant estimates, coupled with the fact that the retail inventory method is an averaging process, can, under certain circumstances, result in individual inventory components with cost above related net realizable value. Factors that can lead to this result include applying the retail inventory method to a group of products that is not fairly uniform in terms of its cost, selling price relationship and turnover; or applying the retail inventory method to transactions over a period of time that include different rates of gross profit, such as those relating to seasonal merchandise. In addition, failure to take timely markdowns can result in an overstatement of cost under the lower of cost or market principle. Bon-Ton believes that the retail inventory method it used provided an inventory valuation that approximates cost and results in carrying inventory in the aggregate at the lower of cost or market.
          Bon-Ton regularly reviewed inventory quantities on-hand and recorded an adjustment for excess or old inventory based primarily on an estimated forecast of merchandise demand for the selling season. Demand for merchandise can fluctuate greatly. A significant increase in the demand for merchandise could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on-hand. Additionally, estimates of future merchandise demand may prove to be inaccurate, in which case Bon-Ton may have understated or overstated the adjustment required for excess or old inventory. If Bon-Ton’s inventory is determined to be overvalued in the future, Bon-Ton would be required to recognize such costs in costs of goods sold and reduce operating income at the time of such determination. Likewise, if inventory is later determined to be undervalued, Bon-Ton may have overstated the costs of goods sold in previous periods and would recognize additional operating income when such inventory is sold. Therefore, although every effort is made to ensure the accuracy of forecasts of future merchandise demand, any significant unanticipated changes in demand or in economic conditions within Bon-Ton’s markets could have a significant impact on the value of its inventory and reported operating results.
          As is currently the case with many companies in the retail industry, Bon-Ton’s LIFO calculations have yielded inventory increases in recent years due to deflation reflected in price indices used. This is the result of the LIFO method whereby merchandise sold is valued at the cost of more recent inventory purchases (which the deflationary indices indicate to be lower), resulting in the general inventory on-hand being carried at the older, higher costs. Given these higher values and the promotional retail environment, Bon-Ton reduced the carrying value of its LIFO inventories to a net realizable value (“NRV”). These reductions totaled $23.7 million and $20.2 million at January 28, 2006 and January 29, 2005, respectively. Inherent in these NRV assessments are significant management judgments and estimates regarding future merchandise selling costs and pricing. Should these estimates prove to be inaccurate, Bon-Ton may have overstated or understated its inventory carrying value. In such cases, operating results would ultimately be impacted.
Vendor Allowances
          As is standard industry practice, allowances from merchandise vendors are received as reimbursement for charges incurred on marked-down merchandise. Vendor allowances are generally credited to costs of goods sold, provided the allowance is: (1) collectable, (2) for merchandise either permanently marked down or sold, (3) not predicated on a future purchase, (4) not predicated on a future increase in the purchase price from the vendor, and (5) authorized by internal management. If the aforementioned criteria are not met, the allowances are reflected as an adjustment to the cost of merchandise capitalized in inventory.
          Additionally, allowances are received from vendors in connection with cooperative advertising programs. Advertising allowances received from each vendor are reviewed to ensure reimbursements are for specific, incremental and identifiable advertising costs incurred to sell the vendor’s products. If a vendor reimbursement exceeds the costs incurred, the excess reimbursement is recorded as a reduction of cost purchases from the vendor and reflected as a reduction of costs of merchandise sold when the related merchandise is sold. All other amounts are recognized as a reduction of the related advertising costs that have been incurred and reflected in selling, general and administrative expenses.
Income Taxes
          Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against net deferred tax assets. The process involves summarizing temporary differences resulting from differing treatment of items (e.g., allowance for doubtful accounts) for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Bon-Ton must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and, to the extent it does not believe recovery of the deferred tax asset is more-likely-than-not, a valuation allowance must be established. To the extent a valuation allowance is established in a period, an expense must be recorded within the income tax provision in the statement of income.
          Bon-Ton’s net deferred tax assets were $45.8 million and $29.7 million at January 28, 2006 and January 29, 2005, respectively. In assessing the realizability of the deferred tax assets, Bon-Ton considered whether it was more-likely-than-not that the deferred tax assets, or a portion thereof, will not be realized. Bon-Ton considered the scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies and limitations pursuant to Section 382 of the Internal Revenue Code (“Section 382”). As a result, Bon-Ton concluded that a valuation allowance against a portion of the net deferred tax assets was appropriate. A total valuation allowance of $44.5 million and $48.4 million was recorded at January 28, 2006 and January 29, 2005, respectively. If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may need to be adjusted, which could materially impact our financial position and results of operations.
          Based on the considerations above, during the fourth quarter of fiscal 2005, valuation allowances relating to deferred tax assets acquired in connection with the October 24, 2003 acquisition of Elder-Beerman were reduced by $3.9 million. Of this decrease, $1.8 million reduced the income tax provision and $2.1 million reduced the January 28, 2006 net book value of intangible assets (and related deferred tax liability at January 28, 2006) acquired in connection with the Elder-Beerman acquisition.
          As of January 28, 2006, Bon-Ton had federal and state net operating loss carry-forwards of $95.5 million and $223.3 million, respectively, which are available to offset future federal and state taxable income, subject to certain limitations imposed by Section 382. These net operating losses will expire at various dates beginning in fiscal 2006 through fiscal 2023.
          As of January 28, 2006, Bon-Ton had alternative minimum tax credits and general business credits in the amount of $2.1 million and $0.6 million, respectively. Both credits are subject to the limitations imposed by Section 382. The alternative minimum tax credits are available indefinitely, and the general business credits expire in fiscal 2007 and fiscal 2008. Bon-Ton acquired these alternative minimum tax credits and general business credits in connection with the acquisition of Elder-Beerman.
Long-lived Assets
          Property, fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in Bon-Ton’s business model or capital strategy can result in the actual useful lives differing from its estimates. In cases where Bon-Ton determined that the useful life of property, fixtures and equipment should be shortened, it depreciated the net book value in excess of the salvage value over its revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or leasehold improvements could also result in shortened useful lives. Bon-Ton’s net property, fixtures and equipment amounted to $167.7 million and $168.3 million at January 28, 2006 and January 29, 2005, respectively.
          Bon-Ton assessed, on a store-by-store basis, the impairment of identifiable long-lived assets — primarily property, fixtures and equipment — whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include the following:

•	Significant under-performance of stores relative to historical or projected future operating results,

•	Significant changes in the manner of Bon-Ton’s use of assets or overall business strategy, and

•	Significant negative industry or economic trends for a sustained period.
          SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), requires Bon-Ton to recognize an impairment loss if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows. Impairment losses on long-lived assets used in operations are recorded when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Cash flow estimates are based on historical results adjusted to reflect Bon-Ton’s best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Estimates of fair value represent Bon-Ton’s best estimate based on industry trends and reference to market rates and transactions, if available. Should cash flow estimates differ significantly from actual results, an impairment could arise and materially impact our financial position and results of operations. Given the seasonality of operations, impairment is not conclusive, in many cases, until after the holiday period in the fourth quarter is concluded.
          Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type, store location, current marketplace awareness of private label brands, local customer demographic data and current fashion trends are all considered in determining the time-frame required for a store to achieve positive financial results. If conditions prove to be substantially different from expectations, the carrying value of new stores’ long-lived assets may ultimately become impaired.
          Bon-Ton evaluated the recoverability of its long-lived assets in accordance with SFAS No. 144. As a result, no impairment loss was recorded in fiscal 2005, and impairment losses of $0.9 million and $0.8 million were recorded in depreciation and amortization expense in fiscal 2004 and 2003, respectively. Included in the impairment loss in fiscal 2004 is $0.3 million related to the write-down of an intangible asset at one store location.
          In fiscal 2003, Bon-Ton recorded a charge of $2.4 million in depreciation and amortization expense for the write-off of duplicate information systems software due to the acquisition of Elder-Beerman. This charge arose because of the decision to use Elder-Beerman’s point-of-sale system in all of Bon-Ton’s stores.
Goodwill and Intangible Assets
          Bon-Ton’s goodwill was $3.0 million at January 28, 2006 and January 29, 2005. Bon-Ton’s intangible assets are principally comprised of lease interests that relate to below-market-rate leases acquired in store acquisitions completed in fiscal years 1992 through 2003, which were adjusted to reflect fair market value. These lease-related interests are being amortized on a straight-line method. At January 28, 2006, these lease-related interests had average remaining lives of eighteen years for amortization purposes. The January 28, 2006 net book value of certain lease-related interests and trademarks, totaling $3.2 million, acquired in connection with the October 2003 acquisition of Elder-Beerman was written-off in the fourth quarter of fiscal 2005 pursuant to adjustments to deferred tax asset valuation allowances recorded in connection with the Elder-Beerman acquisition. Bon-Ton’s net intangible assets totaled $5.0 million and $9.4 million at January 28, 2006 and January 29, 2005, respectively.
          In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill and other intangible assets that have indefinite lives are reviewed for impairment at least annually or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Fair value is determined using a discounted cash flow analysis methodology, which requires certain assumptions and estimates regarding industry economic factors and future profitability of acquired businesses. Bon-Ton’s policy was to conduct impairment testing based on its most current business plans, which reflect anticipated changes in the economy and the industry. If actual results prove inconsistent with Bon-Ton’s assumptions and judgments, Bon-Ton could be exposed to a material impairment charge. Bon-Ton completed a review of the carrying value of goodwill, in accordance with SFAS No. 142, at January 28, 2006 and determined that goodwill was not impaired.
Future Accounting Changes
          In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R supersedes SFAS No. 123, “Accounting for Stock-Based Compensation,” and APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. The full impact of SFAS No. 123R adoption cannot be predicted at this time as it will depend on levels of share-based payments granted in the future. However, had Bon-Ton adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and net income per share within Note 1 of the Notes to Consolidated Financial Statements. SFAS No. 123R also requires that tax benefits from compensation deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as currently required. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Bon-Ton is unable to estimate what those amounts will be in the future as they depend on, among other things, when employees exercise stock options. On April 14, 2005, the Securities and Exchange Commission announced a delay of the required implementation timing of SFAS No. 123R to the beginning of Bon-Ton’s fiscal year commencing January 29, 2006.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Financial Instruments
          We are exposed to market risk associated with changes in interest rates. To provide some protection against potential rate increases associated with our variable-rate facilities, Bon-Ton entered into a derivative financial transaction in the form of an interest rate swap. The interest rate swap was used to hedge a portion of the underlying variable-rate facilities. The swap was a qualifying hedge and the interest rate differential was reflected as an adjustment to interest expense over the life of the swap. At January 28, 2006, Bon-Ton held a “variable-to-fixed” rate swap with a notional amount of $30.0 million with one financial institution. The notional amount does not represent amounts exchanged by the parties; rather, it is used as the basis to calculate amounts due and to be received under the rate swap. During fiscal 2005 and 2004, Bon-Ton did not enter into or hold derivative financial instruments for trading purposes.
          The following table provides information about Bon-Ton’s derivative financial instrument and other financial instruments that are sensitive to changes in interest rates, including debt obligations and an interest rate swap. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates at January 28, 2006. For the interest rate swap, the table presents the notional amount and weighted average pay and receive interest rates by expected maturity date. For additional discussion of Bon-Ton’s interest rate swap, see Note 7 in the Notes to Consolidated Financial Statements.

	Expected Maturity Date By Fiscal Year

(Dollars in						There-		Fair
thousands)	2006	2007	2008	2009	2010	after	Total	Value

Debt:
Fixed-rate debt	$961	$1,065	$1,178	$1,303	$2,442	$10,953	$17,902	$19,642
Average fixed rate	9.62%	9.62%	9.62%	9.62%	7.73%	9.62%	9.36%
Variable-rate debt	—	$25,550	—	—	—	—	$25,550	$25,550
Average variable rate	—	4.91%	—	—	—	—	4.91%
Interest Rate Derivatives:
Interest rate swap
Variable-to-fixed	$30,000	—	—	—	—	—	$30,000	$(9)
Average pay rate	5.43%	—	—	—	—	—	5.43%
Average receive rate	3.46%	—	—	—	—	—	3.46%

Seasonality and Inflation
          Bon-Ton’s business, like that of most retailers, is subject to seasonal fluctuations, with the major portion of sales and income realized during the second half of each fiscal year, which includes the back-to-school and holiday seasons. See Note 16 in the Notes to Consolidated Financial Statements for Bon-Ton’s quarterly results for fiscal 2005 and 2004. Due to the fixed nature of certain costs, selling, general and administrative expenses are typically higher as a percentage of net sales during the first half of each fiscal year.
          Because of the seasonality of our business, results for any quarter are not necessarily indicative of results that may be achieved for a full fiscal year. In addition, quarterly operating results are impacted by the timing and amount of revenues and costs associated with the opening of new stores and the closing and remodeling of existing stores.
          Bon-Ton does not believe inflation had a material effect on operating results during the past three years. However, there can be no assurance that our business will not be affected by inflationary adjustments in the future.

Item 8.	Consolidated Financial Statements and Supplementary Data
          Information called for by this item is set forth in the Consolidated Financial Statements and Financial Statement Schedule contained in this report and is incorporated herein by this reference. See index at page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          None.

Item 9A.	Controls and Procedures
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

Evaluation of Disclosure Controls and Procedures
          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report and, based on this evaluation, concluded that our disclosure controls and procedures are effective.

Management Report on Internal Control Over Financial Reporting
          Bon-Ton management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that Bon-Ton’s receipts and expenditures are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of its assets that could have a material effect on the financial statements.
          Management assessed Bon-Ton’s internal control over financial reporting as of January 28, 2006, the end of the fiscal 2005 year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and Bon-Ton’s overall control environment.
          Based on its assessment, management has concluded that Bon-Ton’s internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The results of management’s assessment were reviewed with the Audit Committee of Bon-Ton’s Board of Directors.

          KPMG LLP audited management’s assessment and independently assessed the effectiveness of Bon-Ton’s internal control over financial reporting. KPMG LLP has issued an attestation report concurring with management’s assessment, which is included below.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
The Bon-Ton Stores, Inc.:
          We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting presented above, that The Bon-Ton Stores, Inc. maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bon-Ton Stores, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
          A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
          In our opinion, management’s assessment that The Bon-Ton Stores, Inc. maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, The Bon-Ton Stores, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Bon-Ton Stores, Inc. and subsidiaries as of January 28, 2006 and January 29, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 28, 2006, and the related financial statement schedule, and our report dated April 12, 2006 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.
/s/ KPMG LLP
Philadelphia, Pennsylvania
April 12, 2006

Inherent Limitations on Effectiveness of Controls
          Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements because of error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control Over Financial Reporting
          There has been no change in Bon-Ton’s internal control over financial reporting during its most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
          None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
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

Item 11.	Executive Compensation
          The information called for by this Item will be contained in our Proxy Statement and is hereby incorporated by reference thereto.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          The information called for by this Item will be contained in our Proxy Statement and is hereby incorporated by reference thereto.

Item 13.	Certain Relationships and Related Transactions
          The information called for by this Item will be contained in our Proxy Statement and is hereby incorporated by reference thereto.

Item 14.	Principal Accountant Fees and Services
          The information called for by this Item will be contained in our Proxy Statement and is hereby incorporated by reference thereto.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
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

Exhibit No		Description	Document if Incorporated by Reference

2.1	(a)	Purchase Agreement between The Bon- Ton Stores, Inc. and Saks Incorporated	Exhibit 2.1 to the Current Report on Form 8-K filed on October 31, 2005
	(b)	Amendment No. 1 to Purchase Agreement	Exhibit 2.1 to the Current Report on Form 8-K filed on February 17, 2006
3.1		Articles of Incorporation	Exhibit 3.1 to the Report on Form 8-B, File No. 0-19517 (“Form 8-B”)
3.2		Bylaws	Exhibit 3.2 to Form 8-B
4.1		Indenture with The Bank of New York	Exhibit 4.1 to the Current Report on Form 8-K filed on March 10, 2006 (“3/10/06 Form 8-K”)
10.1		Shareholders’ Agreement among The Bon-Ton Stores, Inc. and the shareholders named therein	Exhibit 10.3 to Amendment No. 2 to the Registration Statement on Form S- 1, File No. 33-42142 (“1991 Form S-1”)
10.2*		Employment Agreement with David B. Zant	Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended January 29, 2005 (“2004 Form 10-K”)
10.3*		Employment Agreement with James M. Zamberlan	Exhibit 10.3 to the 2004 Form 10-K
10.4*	(a)	Employment Agreement with James H. Baireuther	Exhibit 10.4 to the Annual Report on Form 10-K for the fiscal year ended February 2, 2002 (“2001 Form 10-K”)
	(b)	Amendment to Employment Agreement with James H. Baireuther	Exhibit 10.3(b) to the Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (“2003 Form 10-K”)
10.5*	(a)	Employment Agreement with Byron L. Bergren	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 (“7/31/04 Form 10-Q”)
	(b)	Amendment No. 1 to Employment Agreement with Byron L. Bergren	Exhibit 10.5(b) to the 2004 Form 10-K
10.6*		Executive Transition Agreement with M. Thomas Grumbacher	Exhibit 10.1 to the Current Report on Form 8-K filed on March 11, 2005

Exhibit No		Description	Document if Incorporated by Reference

10.7*		Form of severance agreement with certain executive officer	Exhibit 10.14 to Form 8-B
10.8*		Supplemental Executive Retirement Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended August 4, 2001
10.9*		Amended and Restated 1991 Stock Option and Restricted Stock Plan	Exhibit 4.1 to the Registration Statement on Form S-8, File No. 333- 36633
10.10*	(a)	Amended and Restated 2000 Stock Incentive Plan	Exhibit 99.1 to the 7/31/04 Form 10-Q
	(b)	Form of Stock Option Agreement	Exhibit 10.2 to the Current Report on Form 8-K filed on November 25, 2005 (“11/25/05 Form 8-K”)
	(c)	Form of Restricted Stock Agreement	Exhibit 10.3 to the 11/25/05 Form 8-K
	(d)	Form of Restricted Stock Unit	Exhibit 10.4 to the 11/25/05 Form 8-K Agreement
10.11*		Phantom Equity Replacement Stock	Exhibit 10.18 to the 1991 Form S-1 Option Plan
10.12	(a)	Sublease of Oil City, Pennsylvania store between The Bon-Ton Stores, Inc. and Nancy T. Grumbacher, Trustee	Exhibit 10.16 to the 1991 Form S-1
	(b)	First Amendment to Oil City, Pennsylvania sublease	Exhibit 10.22 to Amendment No. 1 to the 1991 Form S-1
	(c)	Corporate Guarantee with respect to Oil City, Pennsylvania lease	Exhibit 10.26 to Amendment No. 1 to the 1991 Form S-1
10.13		Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder- Beerman Stores Corp., Carson Pirie Scott, Inc. (f/k/a Parisian, Inc.), Herberger’s Department Stores, LLC and the other credit parties and lenders parties thereto.	Exhibit 10.2 to the 3/10/06 Form 8-K
10.14		Stock Purchase Agreement between The Bon-Ton Stores, Inc. and Tim Grumbacher	Exhibit 99.2 to the Current Report on Form 8-K filed on November 7, 2003 (“11/7/03 Form 8-K”)
10.15		Registration Rights Agreement between The Bon-Ton Stores, Inc. and Tim Grumbacher	Exhibit 99.3 to the 11/7/03 Form 8-K
10.16		Purchase and Sale Agreement between The Bon-Ton Stores, Inc. and HSBC Bank Nevada, N.A.	Exhibit 10.1 to the Current Report on Form 8-K filed on June 23, 2005 (“6/23/05 Form 8-K”)
10.17		Interim Servicing Agreement between The Bon-Ton Stores, Inc. and HSBC Bank Nevada, N.A.	Exhibit 10.2 to the 6/23/05 Form 8-K

Exhibit No		Description	Document if Incorporated by Reference

10.18	(a)	Credit Card Program Agreement between The Bon-Ton Stores, Inc. and HSBC Bank Nevada, N.A.	Exhibit 10.3 to the 6/23/05 Form 8-K
	(b)	First Amendment to the Credit Card Program Agreement	Exhibit 10.5 to the 3/10/06 Form 8-K
10.19 *		The Bon-Ton Stores, Inc. Cash Bonus Plan	Exhibit 10.1 to the Current Report on Form 8-K filed on November 25, 2005
10.20		Summary of Consulting Arrangement with Michael L. Gleim	Exhibit 10.1 to the Current Report on Form 8-K filed on December 1, 2005
10.21		Registration Rights Agreement	Exhibit 10.1 to the 3/10/06 Form 8-K
10.22		Loan Agreement between Bonstores Realty One, LLP and Bank of America, N.A.	Exhibit 10.3 to the 3/10/06 Form 8-K
10.23		Loan Agreement between Bonstores Realty Two, LLP and Bank of America, N.A.	Exhibit 10.4 to the 3/10/06 Form 8-K
10.24		Private Brands Agreement among Saks Incorporated, The Bon-Ton Stores, Inc., Herberger’s Department Stores, LLC and Carson Pirie Scott, Inc. (f/k/a Parisian, Inc.)	Exhibit 10.6 to the 3/10/06 Form 8-K
10.25		Amended and Restated Transition Services Agreement between Saks Incorporated and The Bon-Ton Stores, Inc.	Exhibit 10.7 to the 3/10/06 Form 8-K
21**		Subsidiaries of the Registrant
23**		Consent of KPMG LLP
31.1**		Certification of Byron L. Bergren
31.2**		Certification of Keith E. Plowman
32**		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Constitutes a management contract or compensatory plan or arrangement.

**	Filed herewith.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BON-TON STORES, INC.

By:	/s/ Byron L. Bergren

Byron L. Bergren
President and Chief Executive Officer
and Director
Dated: April 12, 2006
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Tim Grumbacher Tim Grumbacher	Executive Chairman of the Board	April 12, 2006

/s/ Byron L. Bergren Byron L. Bergren	President and Chief Executive Officer and Director	April 12, 2006

/s/ Keith E. Plowman Keith E. Plowman	Executive Vice President, Chief Financial Officer and Principal Accounting Officer	April 12, 2006

/s/ Robert B. Bank Robert B. Bank	Director	April 12, 2006

/s/ Philip M. Browne Philip M. Browne	Director	April 12, 2006

/s/ Shirley A. Dawe Shirley A. Dawe	Director	April 12, 2006

/s/ Marsha M. Everton Marsha M. Everton	Director	April 12, 2006

/s/ Michael L. Gleim Michael L. Gleim	Director	April 12, 2006

/s/ Robert E. Salerno Robert E. Salerno	Director	April 12, 2006

/s/ Thomas W. Wolf Thomas W. Wolf	Director	April 12, 2006

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
The Bon-Ton Stores, Inc.:
          We have audited the accompanying consolidated balance sheets of The Bon-Ton Stores, Inc. and subsidiaries as of January 28, 2006 and January 29, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 28, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bon-Ton Stores, Inc. and subsidiaries as of January 28, 2006 and January 29, 2005, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 28, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Bon-Ton Stores, Inc.’s internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 12, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Philadelphia, Pennsylvania
April 12, 2006

THE BON-TON STORES, INC.
CONSOLIDATED BALANCE SHEETS

	January 28,	January 29,
(In thousands except share and per share data)	2006	2005

Assets
Current assets:
Cash and cash equivalents	$9,771	$22,908
Retained interest in trade receivables, net of allowance for doubtful accounts and sales returns of $6,172 at January 29, 2005	—	82,576
Merchandise inventories	284,584	296,382
Prepaid expenses and other current assets	28,412	24,220
Deferred income taxes	7,126	4,819

Total current assets	329,893	430,905

Property, fixtures and equipment at cost, net of accumulated depreciation and amortization of $216,740 and $198,974 at January 28, 2006 and January 29, 2005, respectively	167,679	168,304
Deferred income taxes	38,715	24,908
Goodwill	2,965	2,965
Intangible assets, net of accumulated amortization of $5,776 and $5,364 at January 28, 2006 and January 29, 2005, respectively	5,013	9,400
Other long-term assets	9,340	9,674

Total assets	$553,605	$646,156

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$87,318	$101,151
Accrued payroll and benefits	18,986	25,361
Accrued expenses	52,692	46,646
Current maturities of long-term debt	961	869
Current maturities of obligations under capital leases	74	939
Income taxes payable	19,005	4,817

Total current liabilities	179,036	179,783

Long-term debt, less current maturities	42,491	178,257
Obligations under capital leases, less current maturities	24	98
Other long-term liabilities	39,960	25,461

Total liabilities	261,511	383,599

Commitments and contingencies (Note 11)

Shareholders’ equity
Preferred Stock — authorized 5,000,000 shares at $0.01 par value; no shares issued	—	—
Common Stock — authorized 40,000,000 shares at $0.01 par value; issued shares of 14,195,664 and 13,568,977 at January 28, 2006 and January 29, 2005, respectively	142	136
Class A Common Stock — authorized 20,000,000 shares at $0.01 par value; issued and outstanding shares of 2,951,490 at January 28, 2006 and January 29, 2005	30	30
Treasury stock, at cost — shares of 337,800 at January 28, 2006 and January 29, 2005	(1,387)	(1,387)
Additional paid-in capital	129,614	119,284
Deferred compensation	(6,663)	(1,096)
Accumulated other comprehensive loss	(5)	(427)
Retained earnings	170,363	146,017

Total shareholders’ equity	292,094	262,557

Total liabilities and shareholders’ equity	$553,605	$646,156

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended

	January 28,	January 29,	January 31,
(In thousands except share and per share data)	2006	2005	2004

Net sales	$1,287,170	$1,310,372	$926,409
Other income	20,425	9,251	5,917

	1,307,595	1,319,623	932,326

Costs and expenses:
Costs of merchandise sold	822,171	830,414	591,256
Selling, general and administrative	407,145	415,921	273,426
Depreciation and amortization	28,084	27,809	25,634

Income from operations	50,195	45,479	42,010
Interest expense, net	12,052	13,437	9,049

Income before income taxes	38,143	32,042	32,961
Income tax provision	12,129	11,880	12,360

Net income	$26,014	$20,162	$20,601

Per share amounts —
Basic:
Net income	$1.61	$1.27	$1.36

Basic weighted average shares outstanding	16,204,414	15,918,650	15,161,406
Diluted:
Net income	$1.57	$1.24	$1.33

Diluted weighted average shares outstanding	16,518,268	16,253,254	15,508,560
The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
						Other
		Class A		Additional	Deferred	Compre-
	Common	Common	Treasury	Paid-in	Compen-	hensive	Retained
(In thousands except per share data)	Stock	Stock	Stock	Capital	sation	Loss	Earnings	Total

BALANCE AT FEBRUARY 1, 2003	$125	$30	$(1,132)	$107,415	$(222)	$(1,876)	$108,006	$212,346

Comprehensive income:
Net income	—	—	—	—	—	—	20,601	20,601
Change in fair value of cash flow hedges, net of $347 tax effect	—	—	—	—	—	578	—	578

Total comprehensive income								21,179
Dividends to shareholders, $0.075 per share	—	—	—	—	—	—	(1,150)	(1,150)
Stock options exercised	1	—	—	510	—	—	—	511
Common shares issued	5	—	—	6,495	—	—	—	6,500
Common shares repurchased	—	—	(255)	—	—	—	—	(255)
Issuance of stock under stock award plans	—	—	—	123	(123)	—	—	—
Stock-based compensation expense	—	—	—	—	209	—	—	209
Tax impact of stock options and restricted shares	—	—	—	186	—	—	—	186
Cancellation of restricted shares	—	—	—	(42)	—	—	—	(42)

BALANCE AT JANUARY 31, 2004	131	30	(1,387)	114,687	(136)	(1,298)	127,457	239,484

Comprehensive income:
Net income	—	—	—	—	—	—	20,162	20,162
Amounts amortized into interest expense from accumulated other comprehensive loss, net of $33 tax effect	—	—	—	—	—	53	—	53
Change in fair value of cash flow hedges, net of $503 tax effect	—	—	—	—	—	818	—	818

Total comprehensive income								21,033
Dividends to shareholders, $0.10 per share	—	—	—	—	—	—	(1,602)	(1,602)
Stock options exercised	4	—	—	2,308	—	—	—	2,312
Issuance of stock under stock award plans	1	—	—	1,540	(1,541)	—	—	—
Stock-based compensation expense	—	—	—	—	450	—	—	450
Tax impact of stock options and restricted shares	—	—	—	889	—	—	—	889
Cancellation of restricted shares	—	—	—	(140)	131	—	—	(9)

BALANCE AT JANUARY 29, 2005	136	30	(1,387)	119,284	(1,096)	(427)	146,017	262,557

Comprehensive income:
Net income	—	—	—	—	—	—	26,014	26,014
Change in fair value of cash flow hedges, net of $268 tax effect	—	—	—	—	—	422	—	422

Total comprehensive income								26,436
Dividends to shareholders, $0.10 per share	—	—	—	—	—	—	(1,668)	(1,668)
Stock options exercised	2	—	—	1,440	—	—	—	1,442
Issuance of stock under stock award plans	4	—	—	7,756	(7,760)	—	—	—
Stock-based compensation expense	—	—	—	114	2,193	—	—	2,307
Tax impact of stock options and restricted shares	—	—	—	1,022	—	—	—	1,022
Cancellation of restricted shares	—	—	—	(2)	—	—	—	(2)

BALANCE AT JANUARY 28, 2006	$142	$30	$(1,387)	$129,614	$(6,663)	$(5)	$170,363	$292,094

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended

	January 28,	January 29,	January 31,
(In thousands)	2006	2005	2004

Cash flows from operating activities:
Net income	$26,014	$20,162	$20,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,084	27,809	25,634
Bad debt provision	1,510	3,339	3,825
Stock compensation expense	2,307	450	209
Loss (gain) on sale of property, fixtures and equipment	237	(148)	(913)
Amortization of deferred financing costs	1,523	3,446	1,635
Amortization of deferred gain on sale of proprietary credit card portfolio	(1,346)	—	—
Cancellation of restricted shares	(2)	(9)	(42)
Deferred income tax (benefit) provision	(13,247)	7,315	994
Net transfers of receivables to accounts receivable facility	(244,000)	15,512	83,488
Proceeds from sale of proprietary credit card portfolio	315,445	—	—
Loss on sale of proprietary credit card portfolio	596	—	—
Changes in operating assets and liabilities, net of effect of acquisition:
Decrease (increase) in retained interest in trade receivables	28,055	(4,672)	(27,969)
Decrease (increase) in merchandise inventories	11,798	(38,474)	58,313
(Increase) decrease in prepaid expenses and other current assets	(4,298)	770	(2,202)
Decrease (increase) in other long-term assets	134	(1,348)	1,512
(Decrease) increase in accounts payable	(12,882)	10,197	(34,420)
(Decrease) increase in accrued expenses	(2,718)	(5,237)	3,871
Increase (decrease) in income taxes payable	15,251	(9,877)	17,728
Increase (decrease) in other long-term liabilities	1,363	(582)	2,453

Net cash provided by operating activities	153,824	28,653	154,717

Cash flows from investing activities:
Capital expenditures	(29,179)	(31,523)	(20,257)
Acquisition, net of cash acquired	(2,054)	(185)	(97,644)
Proceeds from sale of property, fixtures and equipment	2,514	290	1,310

Net cash used in investing activities	(28,719)	(31,418)	(116,591)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(449,313)	(383,364)	(453,052)
Proceeds from issuance of long-term debt	312,700	388,900	415,635
Issuance of common stock	—	—	6,500
Common stock repurchased	—	—	(255)
Cash dividends paid	(1,668)	(1,602)	(1,150)
Proceeds from stock options exercised	1,442	2,312	511
Deferred financing costs paid	(336)	(526)	(7,874)
(Decrease) increase in bank overdraft balances	(1,067)	2,118	3,432

Net cash (used in) provided by financing activities	(138,242)	7,838	(36,253)

Net (decrease) increase in cash and cash equivalents	(13,137)	5,073	1,873
Cash and cash equivalents at beginning of period	22,908	17,835	15,962

Cash and cash equivalents at end of period	$9,771	$22,908	$17,835

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
          The Bon-Ton Stores, Inc. is a Pennsylvania corporation incorporated on January 31, 1996 as the successor of a company incorporated on January 31, 1929. As of January 28, 2006, The Bon-Ton Stores, Inc. operated, through its subsidiaries, 137 stores in 16 states from the Northeast to the Midwest under the “Bon-Ton” and “Elder-Beerman” nameplates. Effective March 5, 2006, The Bon-Ton Stores, Inc. completed its acquisition of the Northern Department Store Group (“NDSG”) from Saks Incorporated (see Note 18). NDSG consists of 142 stores located in 12 states and related operations. Following the completion of the acquisition, The Bon-Ton Stores, Inc. operates a total of 279 stores in 23 states from the Northeast to the upper Great Plains regions.
1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
          The consolidated financial statements include the accounts of The Bon-Ton Stores, Inc. and its wholly owned subsidiaries (the “Company”). All intercompany transactions have been eliminated in consolidation. Results of operations for the years ended January 28, 2006 and January 29, 2005 include The Elder-Beerman Stores Corp. operations for the entire fiscal year. Results of operations for the year ended January 31, 2004 include The Elder-Beerman Stores Corp. operations for the period from the acquisition date, October 24, 2003, through January 31, 2004 (see Note 2). The Company conducts its operations through one business segment.
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
Fiscal Year
          The Company’s fiscal year ends on the Saturday nearer January 31, and consisted of fifty-two weeks for fiscal 2005, 2004 and 2003. Fiscal 2005, 2004 and 2003 ended on January 28, 2006, January 29, 2005 and January 31, 2004, respectively.
Reclassifications
          Certain prior year balances presented in the consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation. These reclassifications did not impact the Company’s net income for fiscal 2005, 2004 or 2003.
Cash and Cash Equivalents
          The Company considers all highly liquid short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents are generally overnight money market investments.
Trade Receivables Allowance for Doubtful Accounts
          Prior to the July 8, 2005 sale (see Note 4) of the Company’s proprietary credit card accounts and related accounts receivable to HSBC Bank Nevada, N.A. (“HSBC”), the Company owned and administered a proprietary credit card program. The Company performed ongoing

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
credit evaluations of its customers who held the Company’s proprietary credit cards, and adjusted credit limits based upon payment history and the customer’s current credit-worthiness. The Company continually monitored collections and payments from customers and maintained an allowance for estimated credit losses based upon its historical experience and any specific customer collection issues identified (e.g., bankruptcy). The Company’s policy was to write-off receivables that had gone 180 days without a payment or for which the Company received notification of a customer bankruptcy; however, certain receivables were written-off earlier if warranted by specific circumstances. The allowance for doubtful accounts and sales returns relating to retained interest in trade receivables was zero at January 28, 2006 and $6,172 at January 29, 2005.
Merchandise Inventories
          For financial reporting and tax purposes, merchandise inventories are determined by the retail method using a LIFO (last-in, first-out) cost basis. There were no adjustments to costs of merchandise sold for LIFO valuations in fiscal 2005 or 2003. Fiscal 2004 reflects income of $200 for LIFO valuations, after net realizable value assessments. If the first-in, first-out (FIFO) method of inventory valuation had been used instead of the LIFO method, merchandise inventories would have been lower by $6,837 at January 28, 2006 and January 29, 2005.
          Costs for merchandise purchases, product development and distribution are included in costs of merchandise sold. Inventories are pledged as collateral under certain debt agreements (see Note 6).
Property, Fixtures and Equipment: Depreciation and Amortization
          Depreciation and amortization of property, fixtures and equipment is computed using the straight-line method based upon the shorter of the remaining accounting lease term, if applicable, or the economic life reflected in the following ranges:

Buildings	20 to 40 years
Leasehold improvements	2 to 15 years
Fixtures and equipment	3 to 10 years
          No depreciation is recorded until property, fixtures and equipment are placed into service. The Company capitalizes interest incurred during the construction of new facilities or major improvements to existing facilities. The amount of interest costs capitalized is limited to the costs incurred during the construction period. Interest of $88, $7 and $1 was capitalized in fiscal 2005, 2004 and 2003, respectively.
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
          SFAS No. 144 requires the Company to recognize an impairment loss if the carrying amount of its long-lived assets are not recoverable from their undiscounted cash flows and to measure the impairment loss as the difference between the carrying amount and the fair value of

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
the asset. The Company evaluates the recoverability of its long-lived assets in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount of the long-lived asset exceeds its estimated cash flows, the carrying amount is written-down to a value established by a present value technique or a quoted market price. As a result of this evaluation, no impairment loss was recorded in fiscal 2005; impairment losses of approximately $900 and $800 were recorded in fiscal 2004 and 2003, respectively, and are included in depreciation and amortization expense. Included in the impairment loss in fiscal 2004 is $295 related to the write-down of an intangible asset at one store location. In fiscal 2003, the Company recorded charges totaling $2,378 for the write-off of duplicate information systems software because of the acquisition of Elder-Beerman.
Goodwill and Intangible Assets
          Goodwill and intangible assets consist of the following:

	January 28,	January 29,
	2006	2005

Goodwill	$2,965	$2,965

Lease-related interests	$10,594	$13,976
Less: Accumulated amortization	(5,776)	(5,203)

Net lease-related interests	4,818	8,773
Trademarks	—	456
Less: Accumulated amortization	—	(132)

Net trademarks	—	324
Other intangibles	195	332
Less: Accumulated amortization	—	(29)

Net other intangibles	195	303

Total intangible assets	$5,013	$9,400

          In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company periodically reviews goodwill for impairment. This review is performed at least annually and may be performed more frequently if events or changes in circumstances indicate the carrying value of the goodwill might exceed its fair value. The Company determines fair value using discounted cash flow analysis, which requires certain assumptions and estimates regarding industry economic factors and future profitability. It is the Company’s policy to conduct impairment testing based on its most current business plans and forecasts, which reflect anticipated changes in the economy and the industry. The Company completed a review of the carrying value of goodwill, in accordance with SFAS No. 142, at January 28, 2006 and determined that goodwill was not impaired.
          Lease-related interests reflect below-market-rate leases purchased in store acquisitions completed in fiscal 1992 through 2003, which were adjusted to reflect fair market value. The lease-related interests are being amortized on a straight-line method, with the amortization included

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
within depreciation and amortization expense. At January 28, 2006, these lease-related interests have average remaining lives of eighteen years for amortization purposes.
          Amortization of $1,144, $692 and $390 was recorded on total intangible assets during fiscal 2005, 2004 and 2003, respectively. The Company anticipates amortization on total intangible assets of approximately $470 for fiscal 2006 and $449 for each of fiscal years 2007 through 2010.
          The January 28, 2006 net book value of certain lease-related interests and trademarks, totaling $3,167, acquired in connection with the October 24, 2003 acquisition of The Elder-Beerman Stores Corp. was written-off in the fourth quarter of fiscal 2005 pursuant to adjustments to deferred tax asset valuation allowances that were recorded in connection with The Elder-Beerman Stores Corp. acquisition (see Note 13).
Deferred Financing Fees
          Amounts paid by the Company to lenders to secure credit and accounts receivable securitization facilities are reflected in non-current other assets and are amortized over the term of the related facility. Amortization of credit facility costs and accounts receivable securitization facility costs are classified as interest expense and selling, general and administrative expense, respectively. Unamortized amounts at January 28, 2006 and January 29, 2005 were $3,317 and $4,574, respectively. Deferred financing fees amortized to expense for fiscal 2005, 2004 and 2003 were $1,523, $3,446 and $1,635, respectively.
Income Taxes
          The Company accounts for income taxes according to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of the difference between the financial statement and income tax basis of assets and liabilities and from net operating losses and credit carryforwards (see Note 13). The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Revenue Recognition
          The Company recognizes revenue, which excludes sales tax, at either the point-of-sale or at the time merchandise is delivered to the customer and all significant obligations have been satisfied. The Company has a customer return policy allowing customers to return merchandise with proper documentation. A reserve is provided for estimated merchandise returns, based on historical returns experience, and is reflected as an adjustment to sales and costs of merchandise sold.
Other Income
          The Company leases space to third parties in its stores and receives compensation based on a percentage of sales made in these departments. Leased department revenue was $4,912, $5,192 and $3,854 in fiscal 2005, 2004 and 2003, respectively.
          The Company receives revenues from customers for delivery of certain items and services (primarily associated with its furniture operations). In addition, the Company recovers a portion of its cost from the disposal of damaged or otherwise distressed merchandise. This revenue totaled $4,268, $4,059 and $2,063 in fiscal 2005, 2004 and 2003, respectively.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
          Commencing November 2005, the Company recorded revenues under a Credit Card Program Agreement in other income (see Note 4). This revenue totaled $11,244 for fiscal 2005.
Advertising
          Advertising production costs are expensed the first time the advertisement is run. Media placement costs are expensed in the period the advertising appears. Total advertising expenses, net of vendor allowances, included in selling, general and administrative expenses for fiscal 2005, 2004 and 2003 were $76,015, $63,496 and $34,270, respectively. Prepaid expenses and other current assets include prepaid advertising costs of $1,634 and $1,250 at January 28, 2006 and January 29, 2005, respectively.
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
Revolving Charge Accounts
          Prior to the July 8, 2005 sale of the Company’s proprietary credit card accounts and related accounts receivable to HSBC (see Note 4), the Company reflected finance charge income and late fees on customer revolving charge accounts as a reduction of selling, general and administrative expenses. Finance charge income and late fees earned by the Company for fiscal 2005, 2004 and 2003, before considering costs of administering and servicing revolving charge accounts, were $27,504, $59,491 and $41,586, respectively. Finance charge income was a component of securitization income but was also recognized on retained interests in the securitized receivables (see Note 9). Late fees were not considered when calculating the gain on the sale of receivables; rather, they were recognized when earned.
Securitization of Receivables
          Prior to termination of the receivables securitization program on July 8, 2005, the Company engaged in securitization activities involving its proprietary credit card portfolio as a source of funding. When the Company sold receivables in securitizations of credit card loans, it retained interest-only strips, subordinated interests and servicing rights, all of which were retained interests in the securitized receivables. Gain or loss on sale of the receivables depended in part on the previous carrying amount of financial assets involved in the transfer, allocated between the assets sold and retained interests, based on their relative fair value at the date of transfer. To obtain fair values, quoted market prices were not available for retained interests and the Company estimated fair value based on the present value of future expected cash flows using management’s best estimates of key assumptions — credit losses, prepayment impact and an appropriate discount rate commensurate with the risks involved. Factors impacting this estimate of fair value were updated each quarter based on the historical performance of the Company’s credit card portfolio.
Fair Value of Financial Instruments
          The carrying value of the Company’s cash and cash equivalents, retained interest in trade receivables, accounts payable and obligations under capital leases approximate fair value. The Company discloses the fair value of its long-term debt and derivative financial instrument in Notes 6 and 7, respectively. Fair value estimates of the Company’s long-term debt and derivative financial instrument are based on market prices, when available, or are derived from discounted cash flow analyses.
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
          In a February 2005 letter to the American Institute of Certified Public Accountants, the Securities and Exchange Commission (the “SEC”) clarified its position regarding certain lease accounting practices. The SEC’s letter specifically addressed the depreciable life of leasehold improvements, rent holidays and landlord-tenant incentives. Similar to other retailers, the Company reviewed its historical treatment of these lease issues. After assessing its findings using the guidelines in SEC Staff Accounting Bulletin No. 99, the Company recorded a cumulative pre-tax expense of $465 in the fourth quarter of fiscal 2004.
Stock-Based Compensation
          The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation,” to account for its fixed-plan stock options. Under this method, compensation expense is recorded only if the current market price of the underlying stock on the date of the grant exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The following table

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
illustrates the effect on net income if the fair-value-based method had been applied to all unvested awards in each period:

	Fiscal Year Ended

	January 28,	January 29,	January 31,
	2006	2005	2004

Net income, as reported	$26,014	$20,162	$20,601
Add: Total stock-based employee compensation included in net income, net of related tax effects	1,412	279	131
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(2,174)	(587)	(307)

Pro forma net income	$25,252	$19,854	$20,425

Earnings per share
Basic As reported	$1.61	$1.27	$1.36
Pro forma	1.56	1.25	1.35
Diluted As reported	$1.57	$1.24	$1.33
Pro forma	1.53	1.22	1.32
          All stock options impacting the periods in the above table were issued with an option exercise price equal to the per-share market price at the date of grant. The Company used the Black-Scholes option pricing model to calculate the fair value of all stock options at the grant date. The following assumptions were used:

	Fiscal Year Ended

	January 28,	January 29,	January 31,
	2006	2005	2004

Expected option term in years	5.1	7.7	7.7
Stock price volatility factor	48.8%	52.4%	68.9%
Dividend yield	0.5%	0.7%	0.0%
Risk-free interest rate	4.1%	3.9%	3.0%
Earnings Per Share
          The presentation of earnings per share (“EPS”) requires a reconciliation of the numerators and denominators used in basic and diluted EPS calculations. The numerator, net income, is identical in both calculations. The following table presents a reconciliation of the weighted average shares outstanding used in EPS calculations for each of fiscal 2005, 2004 and 2003:

	Fiscal 2005		Fiscal 2004		Fiscal 2003

	Shares	EPS	Shares	EPS	Shares	EPS

Basic Calculation	16,204,414	$1.61	15,918,650	$1.27	15,161,406	$1.36
Effect of dilutive shares —
Restricted shares	132,430		63,170		110,679
Options	181,424		271,434		236,475

Diluted Calculation	16,518,268	$1.57	16,253,254	$1.24	15,508,560	$1.33

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
          Options to purchase shares with exercise prices greater than the average market price were excluded from the EPS calculations for fiscal 2005, 2004 and 2003 in the amounts of 64,787, 72,790 and 341,042, respectively, as they would have been antidilutive.
Future Accounting Changes
          In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R supersedes SFAS No. 123 and APB No. 25 and its related implementation guidance. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. The full impact of the adoption of SFAS No. 123R cannot be predicted at this time as it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and net income per share disclosed above. SFAS No. 123R also requires that tax benefits from compensation deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as currently required. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company is unable to estimate what those amounts will be in the future as they depend on, among other things, when employees exercise stock options. On April 14, 2005, the SEC announced a delay of the required implementation timing of SFAS No. 123R to the beginning of the Company’s fiscal year commencing January 29, 2006.

2.	ELDER-BEERMAN ACQUISITION
          Effective October 24, 2003, pursuant to the Agreement and Plan of Merger dated as of September 15, 2003, among the Company, The Elder-Beerman Stores Corp. (“Elder-Beerman”) and Elder Acquisition Corp., an indirect wholly owned subsidiary of the Company (“Merger Sub”), Merger Sub was merged with and into Elder-Beerman with Elder-Beerman continuing as the surviving corporation and as an indirect wholly owned subsidiary of the Company (the “Merger”). Elder-Beerman was headquartered in Dayton, Ohio and operated 69 stores in Illinois, Indiana, Iowa, Kentucky, Michigan, Ohio, Pennsylvania, West Virginia and Wisconsin.
          Prior to the Merger, Merger Sub had acquired 10,892,494 shares of Elder-Beerman common stock, representing approximately 94% of the outstanding Elder-Beerman common stock, pursuant to a tender offer for all of the outstanding shares of Elder-Beerman common stock. The consideration paid pursuant to the tender offer was $8.00 per share. As a result of the Merger, each share of Elder-Beerman common stock outstanding at the effective time of the Merger, other than shares owned by Merger Sub, was converted into the right to receive $8.00. On October 23, 2003, there were 11,585,457 shares of Elder-Beerman common stock outstanding. Following consummation of the Merger, the Elder-Beerman common stock was delisted from Nasdaq. As of January 28, 2006, the consolidated balance sheet of the Company includes a liability of $1,997 for Elder-Beerman common stock not yet surrendered.
          The Company financed the Elder-Beerman acquisition by amending and restating its revolving credit facility agreement and accounts receivable facility agreements (see Notes 6 and 9). In addition, the Company obtained equity financing in an aggregate amount of $6,500 from the then Chairman and Chief Executive Officer of the Company pursuant to a Stock Purchase Agree-

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
ment dated as of October 23, 2003 under which the Company issued 476,890 shares, at fair market value, of the Company’s common stock.
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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
          Intangible assets of $4,096 are comprised of the following items: Lease-related interests that relate to below-market-rate leases of $3,494 and trademarks and customer lists totaling $602. The lease interests, trademarks and customer lists were assigned amortization lives of five to twenty years, three years and three years, respectively. During the fourth quarter of fiscal 2005, the net book value of these intangible assets was reduced to zero pursuant to an income tax valuation allowance adjustment (see Note 13).
          In connection with the acquisition of Elder-Beerman, the Company developed integration plans resulting in involuntary terminations, employee relocations, and lease and other contract terminations. The liability for involuntary termination benefits covers approximately three hundred employees, primarily in general and administrative and merchandising functions. The Company expects to pay the balance of involuntary termination benefits within the next twelve months, while the liability for terminated leases will be paid over the remaining contract periods (through 2030). Other contract terminations were fully paid as of January 29, 2005. Liabilities recognized in connection with the acquisition and integration activity are as follows:

	Involuntary		Lease and
	Termination	Employee	Other Contract
	Benefits	Relocation	Termination	Total

Liability established in preliminary purchase accounting	$5,571	$1,637	$3,053	$10,261
Payments during fiscal 2003	—	(26)	—	(26)

Balance at January 31, 2004	5,571	1,611	3,053	10,235
Purchase accounting adjustments	(698)	290	—	(408)
Payments during fiscal 2004	(3,352)	(1,513)	(1,895)	(6,760)

Balance at January 29, 2005	1,521	388	1,158	3,067
Payments during fiscal 2005	(420)	(264)	(83)	(767)
Other adjustments	—	(124)	—	(124)

Balance at January 28, 2006	$1,101	$—	$1,075	$2,176

          Other adjustments represent refinements to anticipated liabilities established under provisions of Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection With a Purchase Business Combination,” and resulted in reductions in certain opening balance sheet assets of Elder-Beerman that were recorded as part of purchase accounting.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

3.	ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES
          Accrued expenses at January 28, 2006 and January 29, 2005 were comprised of the following:

	January 28,	January 29,
	2006	2005

Customer liabilities	$14,457	$12,865
Taxes	8,522	9,484
Real estate lease related	4,664	4,804
Capital expenditures	3,673	2,706
Elder-Beerman shares not tendered	1,997	2,059
Interest and cash flow hedges	323	2,702
Advertising	2,088	2,014
Deferred revenue	2,414	—
Other	14,554	10,012

Total	$52,692	$46,646

          Other long-term liabilities at January 28, 2006 and January 29, 2005 were comprised of the following:

	January 28,	January 29,
	2006	2005

Real estate lease related	$18,610	$17,459
Deferred revenue	14,933	2,137
Other	6,417	5,865

Total	$39,960	$25,461

4.	SALE OF THE PROPRIETARY CREDIT CARD PORTFOLIO
          On July 8, 2005, pursuant to the terms of the June 20, 2005 Purchase and Sale Agreement between the Company and HSBC, the Company sold substantially all of its private label credit card accounts and the related accounts receivable to HSBC for cash consideration of $313,635. The Company received total cash of $315,445 at closing, with $296,664 allocated to the sale of credit card accounts and related accounts receivable, $16,971 allocated as deferred program revenue and $1,810 representing proceeds from the sale of related assets. The allocation between the sale of accounts receivable and the deferred program revenue was based on the relative fair values as determined by an independent valuation. A portion of the proceeds from the sale ($230,238) were used to pay all principal and accrued interest due note-holders under the Company’s accounts receivable securitization program plus any other payments in respect of the termination of that program. The remaining proceeds of $85,207 from the sale were used to reduce outstanding borrowings under the Company’s revolving credit facility. Concurrently, the Company’s obligation to sell its accounts receivable to the securitization trust was terminated.
          Selling, general and administrative expense for fiscal 2005 includes a net loss of $596 associated with the sale of the proprietary credit card portfolio. Proceeds allocated to deferred program revenue, net of certain related costs, of $16,895 were recorded as deferred revenue and will be amortized over a seven-year term. For fiscal 2005, deferred revenue amortization income of

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
$1,346 was recognized within selling, general and administrative expense. At January 28, 2006 deferred program revenue of $2,414 and $13,135 were reported within accrued expenses and other long-term liabilities, respectively.
          In connection with the sale, the Company entered into two additional agreements with HSBC: an Interim Servicing Agreement (the “ISA”) and a Credit Card Program Agreement (the “CCPA”).
          Under the terms of the ISA, the Company continued to service the credit card receivables from July 8, 2005 through October 31, 2005. HSBC compensated the Company for providing these services during the interim servicing period.
          The CCPA sets forth the terms and conditions under which HSBC will issue credit cards to the Company’s customers. The Company will be paid a percentage of Net Credit Sales, as defined in the CCPA, for future credit card sales. Under the terms of the CCPA, the Company is required to perform certain duties, including receiving and remitting in-store customer payments on behalf of HSBC for which the Company will receive a fee. The CCPA has a term of seven years and is cancelable earlier by either party under certain circumstances.
          For fiscal 2005, proceeds of $14,556 and $11,244 were recognized within selling, general and administrative expense and other income, respectively, pursuant to the ISA and CCPA.

5.	EXIT OR DISPOSAL ACTIVITIES
          On September 20, 2005, the Company announced the closing of its Great Northern and Shoppingtown stores in the Syracuse, New York area and its Lebanon, Pennsylvania store effective January 28, 2006. On November 16, 2005, the Company announced the closing of its Walden Galleria store in Buffalo, New York store effective January 28, 2006. In connection with the closing of the four stores, the Company developed plans resulting in involuntary associate terminations and other closing costs of $274 and $461, respectively. In addition, the Company incurred a lease termination fee of $1,462, to be paid through February 1, 2008, related to the Walden Galleria store closing. These charges are reflected within selling, general and administrative expense. The Company expects to pay the balance of the involuntary associate termination payments during the thirteen weeks ending April 29, 2006.
          In fiscal 2005, in connection with the sale of its credit card accounts, the Company developed plans resulting in involuntary associate terminations, contract termination and other costs, and incurred charges of $519, $200 and $10, respectively. These charges are included within selling, general and administrative expense. The Company expects additional charges in connection with involuntary associate terminations of $21 during the thirteen weeks ending April 29, 2006. The Company expects to pay the balance of the involuntary associate termination payments during the thirteen weeks ending April 29, 2006, while the liability for the contract termination will be paid over the remaining contract period through May 2007.
          In July 2004, the Company closed its Pottstown, Pennsylvania store. Charges related to this store closure of $1,756, reflected within selling, general and administrative expenses, were recorded during fiscal 2004. The Company incurred a fee of $1,600 related to the termination of the lease. The remaining costs related to severance and logistics.
          In October 2002, the Company announced it would discontinue its York, Pennsylvania distribution operations in April 2003 and that all merchandise processing functions would be consolidated into the Company’s existing Allentown, Pennsylvania distribution center. In addition, the Company announced it would close its Red Bank, New Jersey store in January 2003. The

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
activities were completed as scheduled. The Company recorded a net expense reduction of $4 in fiscal 2004 relating to the closures. These expenses related primarily to termination benefits for affected associates and other costs to consolidate the distribution centers. All reduction of expenses and charges were included within selling, general and administrative expense.
          Following is a reconciliation of accruals related to the Company’s closing activities:

	Fiscal Year Ended

	January 28,	January 29,	January 31,
	2006	2005	2004

Beginning balance	$—	$—	$475
Provisions:
Lease termination fee	1,462	1,600	—
Contract termination fee	200	—	—
Associate termination benefits	793	29	58
Other closing costs	471	127	(62)

Total	2,926	1,756	(4)
Payments:
Lease termination fee	(680)	(1,600)	—
Contract termination fee	(32)	—	—
Associate termination benefits	(503)	(29)	(278)
Other closing costs	(471)	(127)	(193)

Total	(1,686)	(1,756)	(471)

Balance at fiscal year-end	$1,240	$—	$—

          At January 28, 2006, the remaining York, Pennsylvania distribution center rental obligation through lease expiration in December 2020 is $8,893. The Company intends to assign the distribution center lease. The Company anticipates that the income received from such assignment will approximate the remaining rent obligation.
          During fiscal 2003, the Company sold its Harrisburg, Pennsylvania distribution center, resulting in a gain of $933 classified within selling, general and administrative expense.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

6.	LONG-TERM DEBT
          Long-term debt consisted of the following:

	January 28,	January 29,
	2006	2005

Revolving credit agreement — terminated March 6, 2006 (see Note 18); interest paid periodically at varying rates (4.91% for fiscal 2005)	$25,550	$141,350
Term loan — terminated January 17, 2006; interest paid periodically at varying rates (7.92% for fiscal 2005)	—	19,000
Mortgage notes payable — principal payable in varying monthly installments through June 2016; interest payable monthly at 9.62%; secured by land and buildings	16,902	17,776
Mortgage note payable — principal payable January 1, 2011; interest payable monthly at 5.00% beginning February 1, 2006; secured by a building and fixtures	1,000	1,000

Total debt	43,452	179,126
Less: current maturities	(961)	(869)

Long-term debt	$42,491	$178,257

          Effective October 24, 2003, in connection with the acquisition of Elder-Beerman, the Company amended and restated its revolving credit facility agreement (the “Credit Agreement”). The amendment increased the revolving credit line from $150,000 to $300,000 and provided a term loan in the amount of $25,000. The term loan was reduced to $19,000 in June 2004 and was terminated in January 2006. Borrowing availability under the Credit Agreement was calculated based on eligible inventories, fixed assets and real estate which were pledged as collateral. The revolving credit line interest rate, based on LIBOR or an index rate plus an applicable margin, and fee charges were determined by a formula based upon the Company’s borrowing availability. Under the Credit Agreement, the Company incurred fees at a rate of 0.250 to 0.375 percentage point on the unused line of credit. The term loan interest rate was based on LIBOR plus an applicable margin. The Credit Agreement contained restrictions against the incurrence of additional indebtedness, pledge or sale of assets, payment of dividends and other similar restrictions. Pursuant to the Credit Agreement, dividends paid by the Company were not to exceed $7,500 over the life of the agreement, or $4,000 in any single year. Financial covenants contained in the Credit Agreement included the following: A limitation on fiscal 2005 capital expenditures of $53,477, minimum borrowing availability of $10,000 and a fixed charge coverage ratio of 1.0-to-1. The fixed charge coverage ratio was defined as earnings before interest, taxes, depreciation and amortization divided by interest expense, capital expenditures, tax payments and scheduled debt payments, and was measured at fiscal quarter-end based on the immediately preceding four fiscal quarters. As of January 28, 2006, the Company had borrowings of $25,550 and letter-of-credit commitments of $14,341, with $173,789 of borrowing availability (which was subject to the minimum borrowing availability covenant of $10,000). On March 6, 2006, the Credit Agreement was terminated and replaced with a new credit facility in connection with the acquisition of NDSG (see Note 18).
          On May 17, 1996, the Company entered into a $23,400, twenty-year mortgage agreement secured by its four stores in Rochester, New York.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
          The Company entered into a loan agreement with the City of Scranton, Pennsylvania on July 5, 2000. The loan provided $1,000 to be used for certain store renovations. The loan agreement provides for interest payments beginning February 1, 2006 at a rate of 5.0% per annum. The principal balance is to be paid in full by January 1, 2011.
          The Company was in compliance with all loan agreement restrictions and covenants during fiscal 2005.
          The fair value of the Company’s debt, excluding interest rate swaps, was estimated at $45,192 and $182,330 at January 28, 2006 and January 29, 2005, respectively, and is based on an estimate of rates available to the Company for debt with similar features.
          Debt maturities by fiscal year at January 28, 2006, are as follows:

2006	$961
2007	26,615
2008	1,178
2009	1,303
2010	2,442
2011 and thereafter	10,953

$43,452

7.	INTEREST RATE DERIVATIVES
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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
          It is the policy of the Company to identify on a continuing basis the need for debt capital and evaluate financial risks inherent in funding the Company with debt capital. Reflecting the result of this ongoing review, the debt portfolio and hedging program of the Company is managed to (1) reduce funding risk with respect to borrowings made or to be made by the Company to preserve the Company’s access to debt capital and provide debt capital as required for funding and liquidity purposes, and (2) reduce the aggregate interest rate risk of the debt portfolio in accordance with certain debt management parameters. The Company enters into interest rate swap agreements to change the fixed/variable interest rate mix of the debt portfolio in order to maintain the percentage of fixed-rate and variable-rate debt within parameters set by management. In accordance with these parameters, swap agreements are used to reduce interest rate risks and costs inherent in the Company’s debt portfolio. At January 28, 2006, the Company had an interest rate swap contract outstanding to effectively convert its variable-rate debt to fixed-rate debt. This contract entailed the exchange of fixed-rate and floating-rate interest payments periodically over the agreement life. The following table indicates the notional amounts as of January 28, 2006 and January 29, 2005 and the range of interest rates paid and received by the Company during the fiscal years ended on those respective dates:

	January 28,	January 29,
	2006	2005

Fixed swaps (notional amount)	$30,000	$30,000
Range of receive rate	2.20%-4.29%	1.13%-2.20%
Range of pay rate	5.43%	5.43%
          The $30,000 interest rate swap held at January 28, 2006 expired February 6, 2006. The net income or expense from the exchange of interest rate payments is included in interest expense. The estimated fair value of the interest rate swap agreement, based on dealer quotes, at January 28, 2006 and January 29, 2005, was an unrealized loss of $9 and $689, respectively, and represents the amount the Company would pay if the agreement was terminated as of said dates.
          Changes in the fair value of derivatives qualifying as cash flow hedges are reported in accumulated other comprehensive loss. Gains and losses are reclassified into earnings as the underlying hedged item affects earnings, such as when quarterly settlements are made on the hedged forecasted transaction.
          Interest expense, net for fiscal 2004 includes losses related to interest rate hedges of $86, and for fiscal 2003 includes net gains related to interest rate hedges of $1,714. At January 28, 2006, the Company reflected accrued expenses of $9 to recognize the fair value of its interest rate swaps.
          At January 28, 2006, it is expected that approximately $5 of net-of-tax losses in accumulated other comprehensive loss will be reclassified into earnings within the next twelve months. As of January 28, 2006, the maximum time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is nine days.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

8.	INTEREST COSTS

	Fiscal Year Ended

	January 28,	January 29,	January 31,
	2006	2005	2004

Interest costs incurred	$12,262	$13,539	$9,159
Interest income	(122)	(95)	(109)
Capitalized interest, net	(88)	(7)	(1)

Interest expense, net	$12,052	$13,437	$9,049

Interest paid	$11,853	$12,506	$10,414

9.	SECURITIZATION OF RECEIVABLES
          Prior to the termination of the receivables securitization program on July 8, 2005, the Company securitized its proprietary credit card portfolio through an accounts receivable facility (the “Facility”). Under the Facility agreement, which was contingent upon receivables meeting certain performance criteria, the Company sold through The Bon-Ton Receivables Partnership, LP, a wholly owned subsidiary of the Company and qualifying special purpose entity under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” up to $250,000 of an undivided percentage interest in the receivables on a limited recourse basis. In connection with the Facility agreement, the Company retained servicing responsibilities, subordinated interests and an interest-only strip, all of which were retained interests in the securitized receivables. The Company retained annual servicing fees of 2.0% of the outstanding securitized accounts receivable balance and rights to future cash flows arising after investors in the securitization had received the return for which they contracted. The investors had no recourse to the Company’s other assets for failure of debtors to pay when due. The Company’s retained interests were subordinate to the investors’ interests. The value of the retained interest was subject to credit, prepayment and interest rate risks. The Company did not recognize a servicing asset or liability, as the amount received for servicing the receivables was a reasonable approximation of market rates and servicing costs.
          At January 29, 2005, credit card receivables sold under the Facility agreement totaled $244,000, and the Company had subordinated interests of $82,576 related to the amounts sold that were included as retained interest in trade receivables. The Company accounted for its subordinated interest in the receivables in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company did not recognize any unrealized gains or losses on its subordinated interest, as the current carrying value of customer revolving charge accounts receivable was a reasonable estimate of fair value and average interest rates approximate current market origination rates. Subordinated interests at January 29, 2005 included restricted cash of $1,998 required pursuant to the terms of the Company’s Facility agreement.
          New receivables were sold on a continual basis to replenish each investor’s respective level of participation in receivables that had been repaid by credit card holders.
          During fiscal 2005, 2004 and 2003, the Company recognized securitization income of $2,680, $9,146 and $8,008, respectively. This income is reported as a component of selling, general and administrative expenses.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
          Key economic assumptions used in measuring retained interests during the year were as follows:

	Fiscal Year Ended

	January 28, 2006(1)	January 29, 2005

Yield on credit cards	16.6%	16.4% - 17.5%
Payment rate	20.5% - 20.8%	19.6% - 20.9%
Interest rate on variable funding	5.2%	4.2% - 4.7%
Net charge-off rate	7.4% - 7.7%	7.4% - 7.9%
Residual cash flows discount rate	7.0%	7.0%
(1) Key economic assumptions as applied through July 7, 2005.
          The interest-only strip was recorded at its fair value of $1,220 at January 29, 2005 and was included in retained interest in trade receivables.
          The Company recognized servicing fees, which it reported as a component of selling, general and administrative expense, of $1,989, $4,415 and $2,734 for fiscal 2005, 2004 and 2003, respectively. Net credit losses on the total managed credit card receivables were $6,253, $13,480 and $7,575 for fiscal 2005, 2004 and 2003, respectively.

10.	PROPERTY, FIXTURES AND EQUIPMENT
          At January 28, 2006 and January 29, 2005, property, fixtures and equipment and related accumulated depreciation and amortization consisted of:

	January 28,	January 29,
	2006	2005

Land and improvements	$2,801	$2,801
Buildings and leasehold improvements	199,672	193,829
Furniture and equipment	181,615	167,104
Buildings and equipment under capital leases	331	3,544

	384,419	367,278
Less: Accumulated depreciation and amortization	(216,740)	(198,974)

Net property, fixtures and equipment	$167,679	$168,304

          Property, fixtures and equipment with a net book value of $21,231 and $25,426 were pledged as collateral for secured loans (see Note 6) at January 28, 2006 and January 29, 2005, respectively.

11.	COMMITMENTS AND CONTINGENCIES

Leases
          The Company is obligated under operating leases for a significant portion of its store properties. Certain leases provide for additional rental payments based on a percentage of sales in excess of a specified base (contingent rentals) and for payment by the Company of operating costs (taxes, maintenance and insurance), both of which vary by lease.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
          At January 28, 2006, future minimum lease payments for the fixed noncancelable terms of operating leases and the present value of net minimum lease payments under capital leases are as follows:

Fiscal Year	Capital Leases	Operating Leases

2006	$79	$48,926
2007	24	46,715
2008	—	45,118
2009	—	42,022
2010	—	36,670
2011 and thereafter	—	178,135

Total net minimum rentals	103	$397,586

Less: Amount representing interest	(5)

Present value of net minimum lease payments, of which $74 is due within one year	$98

          Minimum rental commitments under operating leases are reflected without reduction for rental income due in future years under non-cancelable subleases since income under these subleases is immaterial. Some of the store leases contain renewal options ranging from two to fifty-nine years. Included in the minimum lease payments under operating leases are leased vehicles, copiers, fax machines, computer equipment and a related-party commitment with an entity associated with the Company’s majority shareholder of $224 for fiscal years 2006 through 2010 and $112 for fiscal 2011.
          Rental expense consisted of the following:

	Fiscal Year Ended

	January 28,	January 29,	January 31,
	2006	2005	2004

Operating leases:
Buildings:
Rental expense	$45,243	$43,491	$26,451
Contingent rentals	2,967	3,019	2,798
Fixtures and equipment	2,713	1,252	804
Contingent rentals on capital leases	—	15	23

Totals	$50,923	$47,777	$30,076

          Rental expense includes amounts paid to an entity related to the Company’s majority shareholder of $224 for each of fiscal 2005, 2004 and 2003.
          Selling space has been licensed to certain other retailers (“leased departments”) in many of the Company’s facilities. Future minimum lease payments and rental expense disclosed above are reflected without a reduction for leased departments license income.

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

12.	SHAREHOLDERS’ EQUITY
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

13.	INCOME TAXES
          Components of the income tax provision were as follows:

	Fiscal Year Ended

	January 28,	January 29,	January 31,
	2006	2005	2004

Current:
Federal	$23,041	$3,300	$10,799
State	2,335	1,265	567

Total current	25,376	4,565	11,366

Deferred:
Federal	(16,496)	7,591	650
State	3,249	(276)	344

Total deferred	(13,247)	7,315	994

Income tax provision	$12,129	$11,880	$12,360

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
          Components of gross deferred tax assets and liabilities were comprised of the following:

	January 28,	January 29,
	2006	2005

Deferred tax assets:
Net operating losses	$45,381	$39,832
Property, fixtures and equipment	11,454	13,023
Accrued expenses	7,840	9,873
Inventories	7,541	4,439
Rent amortization	6,498	6,437
Deferred revenue	6,036	—
Minimum tax and business credits	2,696	2,696
Bad debt reserve	671	819
Asset write-down	507	1,236
Sale and leaseback	651	705
Other	1,347	1,777

Gross deferred tax assets	90,622	80,837
Less: Valuation allowance	(44,542)	(48,413)

Total gross deferred tax assets	46,080	32,424

Deferred tax liabilities:
Intangible assets	—	(1,436)
Other	(239)	(1,261)

Total gross deferred tax liabilities	(239)	(2,697)

Net deferred tax assets	$45,841	$29,727

          In assessing the realizability of the deferred tax assets, the Company considered whether it was more-likely-than-not that the deferred tax assets, or a portion thereof, will not be realized. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies and limitations pursuant to Section 382 of the Internal Revenue Code (“Section 382”). As a result, the Company concluded that a valuation allowance against a portion of the net deferred tax assets was appropriate. A total valuation allowance of $44,542 and $48,413 was recorded at January 28, 2006 and January 29, 2005, respectively. If actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to adjust its valuation allowance, which could materially impact its financial position and results of operations.
          Based on the considerations above, during the fourth quarter of fiscal 2005, valuation allowances relating to deferred tax assets acquired in connection with the October 24, 2003 acquisition of Elder-Beerman were reduced by $3,871. Of this decrease, $1,828 reduced the income tax provision and $2,043 reduced the January 28, 2006 net book value of intangible assets (and related deferred tax liability at January 28, 2006) acquired in connection with the Elder-Beerman acquisition.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
          At January 28, 2006, the Company had federal and state net operating loss carry-forwards of $95,500 and $223,332, respectively, which are available to offset future federal and state taxable income, subject to certain limitations imposed by Section 382. These net operating losses will expire at various dates beginning in fiscal 2006 through fiscal 2023.
          Pursuant to Ohio legislation passed in 2005, the Ohio corporate franchise tax will be phased-out over a five-year period, tax years 2005 through 2009. At January 28, 2006 and January 29, 2005, the Company had approximately $7,000 of tax-effected Ohio net operating loss carry-forwards, which were fully offset by a valuation allowance at January 28, 2006 and January 29, 2005.
          At January 28, 2006, the Company had alternative minimum tax credits and general business credits in the amount of $2,063 and $633, respectively. Both credits are subject to the limitations imposed by Section 382. The alternative minimum tax credits are available indefinitely, and the general business credits expire in fiscal 2007 and fiscal 2008. The Company acquired these alternative minimum tax credits and general business credits in connection with the acquisition of Elder-Beerman.
          A reconciliation of the statutory federal income tax rate to the effective tax rate is presented below:

	Fiscal Year Ended

	January 28,	January 29,	January 31,
	2006	2005	2004

Tax at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.1	3.1	2.2
Deferred tax valuation allowance changes, net	(4.8)	—	—
Deferred tax impact of changes in effective tax rate	(1.4)	(2.3)	—
Other, net	(1.1)	1.3	0.3

Total	31.8%	37.1%	37.5%

          In fiscal 2005, 2004 and 2003, the Company made income tax payments (net of refunds) of $10,125, $14,442 and $(6,363), respectively.

14.	EMPLOYEE BENEFIT PLANS
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
          Elder-Beerman provided eligible employees with a defined contribution employee benefit plan (the “Elder-Beerman Plan”). Comparable plans in design, eligibility and company contribu-

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
tion were operated by the Company and Elder-Beerman during fiscal 2004. On January 1, 2005, the assets of the Company’s Plan and the Elder-Beerman Plan were combined into a single plan. The Company’s fiscal 2005, 2004 and 2003 expense under both the Plan and the Elder-Beerman Plan was $3,995, $4,525 and $2,483, respectively.
          The Company provides a supplementary pension plan to certain key executives. Employees become 100% vested in the plan benefits after achieving a specific age as defined in each employee’s agreement. The benefits from this unfunded plan are paid upon retirement, providing the employee is age 60.
          In addition, as a result of the acquisition of Elder-Beerman, the Company assumed a liability for a supplementary pension plan that covers one current and eleven former employees. The benefits from this unfunded plan are paid upon retirement, provided that the participant is age 65. All participants in this plan are fully vested.
          Summary information for the supplementary pension plans is as follows:

	Fiscal Year Ended

	January 28,	January 29,
	2006	2005

Change in the projected benefit obligation:
Projected benefit obligation at beginning of year	$4,005	$4,415
Service cost	91	66
Interest cost	213	211
Benefits paid	(227)	(254)
Change due to change in assumptions	—	19
Experience gain	(17)	(452)

Projected benefit obligation at end of year	$4,065	$4,005

Change in the fair value of plan assets:
Plan assets at beginning of year	$—	$—
Company contributions	227	254
Benefits paid	(227)	(254)

Plan assets at end of year	$—	$—

Funded status of the plans	$(4,065)	$(4,005)
Unrecognized (gain) loss or prior service cost	—	—

Net amount recognized	$(4,065)	$(4,005)

Amounts recognized in Consolidated Balance Sheets consist of:
Accrued expenses	$(273)	$(241)
Other long-term liabilities	(3,792)	(3,764)

Net amount recognized	$(4,065)	$(4,005)

Weighted average assumptions used to determine projected benefit obligation and net periodic benefit expense (income) are as follows:
Discount rate	5.5%	5.5%

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

	Fiscal Year Ended

	January 28,	January 29,	January 31,
	2006	2005	2004

Components of net periodic benefit expense (income):
Service cost	$91	$66	$168
Interest cost	213	211	118
Recognized prior service cost	—	—	116
Recognized (gain) or loss	(17)	(433)	125

Net periodic benefit expense (income)	$287	$(156)	$527

          The Company uses its fiscal year-end as the measurement date for determining obligations, plan assets and experience gains or losses. The discount rate is based on Moody’s long-term AA corporate bond rate. The Company records the impact of gains and losses in the current period. The Company expects benefits to be paid in the amount of $273, $296, $296, $281 and $314 for fiscal 2006, 2007, 2008, 2009 and 2010, respectively, and $1,745 to be paid in aggregate for the next five fiscal years thereafter. The Company expects its contributions to the supplementary pension plans for fiscal 2006 to be $273.
15.     STOCK AWARD PLANS
          The Company’s Amended and Restated 1991 Stock Option and Restricted Stock Plan (“1991 Stock Plan”), as amended through June 17, 1997, provided for the granting of the following options and awards to certain associates, officers and directors: Common Stock options, performance-based Common Stock options as part of a long-term incentive plan for selected officers, and Common Stock awards subject to substantial risk of forfeiture (“Restricted Shares”). A maximum of 1,900,000 shares were available under the 1991 Stock Plan. Options granted under the 1991 Stock Plan were generally issued at the market price of the Company’s stock on the date of grant, vested over three to five years and had a ten-year term. No options or awards can be granted under the 1991 Stock Plan after September 30, 2001.
          During 1991, the Board of Directors approved a Phantom Equity Replacement Plan (“Replacement Plan”) to replace the Company’s previous deferred compensation arrangement that was structured as a phantom stock program. Grants under the Replacement Plan generally vested over one to six years and had a thirty-year term. No options can be granted under the Replacement Plan after December 31, 1991. As of January 28, 2006, options for 30,000 shares remain outstanding at an exercise price of $3.25 with a remaining contractual life of 2.6 years (all such shares are exercisable as of January 28, 2006).
          The Company amended its Management Incentive Plan (“MIP Plan”) in 1997 to provide, at the election of each participant, for bonus awards to be received in vested Restricted Shares in lieu of cash on the satisfaction of applicable performance goals. The maximum number of shares to be granted under the MIP Plan was 300,000, with no shares to be granted after July 1998.
          The Company’s Amended and Restated 2000 Stock Incentive Plan (“2000 Stock Plan”), as amended through August 24, 2004, provides for the granting of Common Stock options and Restricted Shares (including Restricted Stock Units) to certain associates, officers, directors, consultants and advisors. A maximum of 1,900,000 shares may be granted under the 2000 Stock Plan. Grant vesting periods are at the discretion of the Company’s board of directors. No options or

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
awards can be granted under the 2000 Stock Plan after March 2, 2010. All options and awards granted pursuant to the 2000 Stock Plan through January 28, 2006 have been to Company associates, officers and directors.
          A summary of the options and Restricted Shares under the 1991 Stock Plan follows:

			Restricted
	Common Stock Options		Shares

	Number of	Weighted	Number of
	Options	Average Price	Shares

Fiscal 2003
February 1, 2003	798,848	$6.38	119,017
Exercised	(70,906)	$6.61	(47,017)
Forfeited	(28,400)	$6.91	—

January 31, 2004	699,542	$6.34	72,000

Options exercisable at January 31, 2004	550,958	$7.26
Fiscal 2004
Exercised	(330,887)	$6.26	(31,000)
Forfeited	(14,300)	$4.27	(20,000)

January 29, 2005	354,355	$6.50	21,000

Options exercisable at January 29, 2005	217,271	$8.74
Fiscal 2005
Exercised	(217,325)	$6.64	(21,000)
Forfeited	—	—	—

January 28, 2006	137,030	$6.28	—

Options exercisable at January 28, 2006	137,030	$6.28
          The exercised Restricted Shares in the above summary represent shares for which the restrictions have lapsed.
          The range of exercise prices for the 1991 Stock Plan options outstanding as of January 28, 2006 follows:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$2.94	54,054	5.1 years	$2.94	54,054	$2.94
$3.38 - $6.38	30,309	0.3 years	$6.09	30,309	$6.09
$7.25 - $8.00	36,667	1.8 years	$7.56	36,667	$7.56
$13.75 - $17.00	16,000	2.1 years	$15.02	16,000	$15.02

Total	137,030		$6.28	137,030	$6.28

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
          A summary of the Replacement Plan follows:

Common
Stock Options

Fiscal 2003
February 1, 2003	42,598
Exercised	(12,598)

January 31, 2004	30,000

Fiscal 2004

January 29, 2005	30,000

Fiscal 2005

January 28, 2006	30,000

          A summary of the MIP Plan follows:

Shares

Fiscal 2003
February 1, 2003	26,527
Restriction lapsed	(12,826)
Forfeited	(6,753)

January 31, 2004	6,948

Fiscal 2004
Restriction lapsed	(2,642)
Forfeited	(1,471)

January 29, 2005	2,835

Fiscal 2005
Restriction lapsed	(550)
Forfeited	(543)

January 28, 2006	1,742

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
          A summary of the options and Restricted Shares under the 2000 Stock Plan follows:

	Common Stock Options		Restricted Shares

	Number of	Weighted	Number of
	Options	Average Price	Shares

Fiscal 2003
February 1, 2003	100,000	$2.39	—
Granted	20,000	$4.03	24,814

January 31, 2004	120,000	$2.66	24,814

Options exercisable at January 31, 2004	66,667	$2.39
Weighted average fair value of options granted during fiscal 2003		$2.81
Fiscal 2004
Granted	190,000	$13.95	108,817
Exercised	(100,000)	$2.39	(8,272)
Forfeited	—	—	(16,542)

January 29, 2005	210,000	$13.01	108,817

Options exercisable at January 29, 2005	—	—
Weighted average fair value of options granted during fiscal 2004		$7.76
Fiscal 2005
Granted	179,000	$19.73	429,463
Exercised	—	—	(22,000)
Forfeited	(10,000)	$4.03	—

January 28, 2006	379,000	$16.42	516,280

Options exercisable at January 28, 2006	5,000	$14.87
Weighted average fair value of options granted during fiscal 2005		$8.99
          The exercised Restricted Shares in the above summary represent shares for which the restrictions have lapsed.
          Restricted Shares within the 2000 Stock Plan include 46,375 Restricted Stock Units granted to Company directors during fiscal 2005 and 2004. Each Restricted Stock Unit represents rights to one share of the Company’s Common Stock, subject to grant vesting periods.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
          The range of exercise prices for the 2000 Stock Plan options outstanding as of January 28, 2006 follows:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$4.03	10,000	7.1 years	$4.03	—	—
$13.05 - $15.75	190,000	8.7 years	$13.95	5,000	$14.87
$17.91 - $21.63	179,000	6.6 years	$19.73	—	—

Total	379,000		$16.42	5,000	$14.87

          Forfeiture of options and Restricted Shares in the above plans resulted primarily from employment termination and voluntary forfeitures.
          Amortization of Restricted Shares, charged to compensation expense, was $2,193, $450 and $209 in fiscal 2005, 2004 and 2003, respectively.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
16.     QUARTERLY RESULTS (UNAUDITED)

	Fiscal Quarter Ended

	April 30,	July 30,	October 29,	January 28,
Fiscal 2005:	2005	2005	2005	2006

Net sales	$262,533	$274,346	$285,676	$464,615
Other income	2,158	1,814	2,126	14,327

	264,691	276,160	287,802	478,942

Costs and expenses:
Costs of merchandise sold	167,415	174,048	189,229	291,479
Selling, general and administrative	94,664	93,425	97,759	121,297
Depreciation and amortization	6,433	7,584	7,508	6,559

Income (loss) from operations	(3,821)	1,103	(6,694)	59,607
Interest expense, net	3,306	3,600	2,804	2,342

Income (loss) before income taxes	(7,127)	(2,497)	(9,498)	57,265
Income tax provision (benefit)	(2,715)	(1,052)	(3,198)	19,094

Net income (loss)	$(4,412)	$(1,445)	$(6,300)	$38,171

Per Share Amounts —
Basic:
Net income (loss)	$(0.27)	$(0.09)	$(0.39)	$2.34

Basic weighted average shares outstanding	16,122,555	16,186,097	16,218,717	16,290,287
Diluted:
Net income (loss)	$(0.27)	$(0.09)	$(0.39)	$2.30

Diluted weighted average shares outstanding	16,122,555	16,186,097	16,218,717	16,620,234
          In connection with the sale of the proprietary credit card portfolio, the Company recorded pre-tax charges of $1,187, $1,008 and $74 in the fiscal quarters ended July 30, 2005, October 29, 2005 and January 28, 2006, respectively. Such amounts include the loss on the sale, costs associated with involuntary termination benefits and contract terminations, and accelerated depreciation.
          The fiscal quarter ended January 28, 2006 includes an income tax benefit adjustment of approximately $2,200 principally associated with a net reduction of the income tax valuation allowances that were established in connection with the October 2003 purchase of Elder-Beerman, partially offset by the income tax impact from the sale of the proprietary credit card portfolio.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

	Fiscal Quarter Ended

	May 1,	July 31,	October 30,	January 29,
Fiscal 2004:	2004	2004	2004	2005

Net sales	$265,083	$284,198	$297,798	$463,293
Other income	1,978	2,221	2,012	3,040

	267,061	286,419	299,810	466,333

Costs and expenses:
Costs of merchandise sold	169,660	178,009	186,180	296,565
Selling, general and administrative	96,111	98,048	105,232	116,530
Depreciation and amortization	6,969	7,617	6,101	7,122

Income (loss) from operations	(5,679)	2,745	2,297	46,116
Interest expense, net	3,204	3,364	3,489	3,380

Income (loss) before income taxes	(8,883)	(619)	(1,192)	42,736
Income tax provision (benefit)	(3,332)	(231)	(447)	15,890

Net income (loss)	$(5,551)	$(388)	$(745)	$26,846

Per Share Amounts —
Basic:
Net income (loss)	$(0.35)	$(0.02)	$(0.05)	$1.68

Basic weighted average shares outstanding	15,686,415	15,975,641	15,999,908	16,012,637
Diluted:
Net income (loss)	$(0.35)	$(0.02)	$(0.05)	$1.65

Diluted weighted average shares outstanding	15,686,415	15,975,641	15,999,908	16,314,534
          In the fiscal quarter ended January 29, 2005, the Company recorded an impairment charge of approximately $900 for certain store assets, inclusive of $295 for the write-down of an intangible asset at one store location.

17.	STOCK REPURCHASES
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

18.	SUBSEQUENT EVENTS
          Effective March 5, 2006, pursuant to the October 29, 2005 purchase agreement with Saks Incorporated, the Company completed its acquisition of all of the outstanding securities of two subsidiaries of Saks Incorporated that are solely related to the business of owning and operating the 142 retail department stores that comprised Saks Incorporated’s Northern Department Store

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
Group (“NDSG”) and operated under the names “Carson Pirie Scott,” “Younkers,” “Herberger’s,” “Boston Store” and “Bergner’s.” The stores are located in 12 states in the Midwest and upper Great Plains regions. Under the terms of the purchase agreement, the Company paid approximately $1,050,000 in cash, reflecting certain purchase price adjustments, for NDSG. The purchase price remains subject to certain post-closing adjustments. The Company believes that the acquisition will enhance its product offerings, strengthen its vendor and customer relationships and increase its profitability. Because of the short time span from consummation of the acquisition and the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006, it is not practicable to disclose amounts assigned to NDSG assets and liabilities as of the acquisition date.
          On March 6, 2006, the Company, Bank of America, N.A. (“Bank of America”) and certain other lenders entered into a Loan and Security Agreement (“New Senior Secured Credit Facility”) which provides for up to $1,000,000 of revolver borrowings. This facility includes a last-in, first-out revolving credit facility of up to $900,000 and a first-in, last-out revolving credit facility of up to $100,000 and has a sub-limit of $150,000 for the issuance of standby and documentary letters of credit. All borrowings under the facility are limited by amounts available pursuant to a borrowing base calculation, which is based on percentages of eligible inventory, real estate and fixed assets, with a reduction for applicable reserves. The New Senior Secured Credit Facility is guaranteed by The Bon-Ton Stores, Inc. and certain of its subsidiaries. As part of the New Senior Secured Credit Facility, Bank of America and the other lenders will make available certain swing line loans in an aggregate amount not to exceed $75,000 at any one time outstanding. Borrowings under the New Senior Secured Credit Facility will bear interest at either (i) the prime rate established by Bank of America, from time to time, plus the applicable margin (the “Prime Rate”) or (ii) the LIBOR Rate from time to time plus the applicable margin (the “LIBOR Rate”). The applicable margin will be determined by the excess availability under the facility. The swing line loans will bear interest at the same rate applicable to last in, first out Prime Rate loans. The Company will be required to pay a commitment fee to the lenders for unused commitments at a rate of 0.25% to 0.30% per annum, based on excess availability under the facility. The New Senior Secured Credit Facility expires March 6, 2011. Financial covenants contained in the New Senior Secured Credit Facility require that the minimum excess availability under the facility be greater than $75,000 at all times. In addition, there are certain restrictions against the incurrence of additional indebtedness, pledge or sale of assets, payment of dividends and distributions, and other similar restrictions. Dividends paid by the Company may not exceed $15,000 over the life of the agreement, or $4,000 in any single year. Capital expenditures are limited to $125,000 per year, with a one-year carryover of any prior year unused amount. The proceeds of these loans were used to pay the outstanding balance under the Company’s Credit Agreement (see Note 6) and to pay a portion of the purchase price for the acquisition of NDSG, and will be used in the future for other general corporate purposes.
          On March 6, 2006, The Bon-Ton Department Stores, Inc., a subsidiary of The Bon-Ton Stores, Inc., entered into an Indenture (the “Indenture”) with The Bank of New York, as trustee, under which The Bon-Ton Department Stores, Inc. issued $510,000 aggregate principal amount of its 10 1/4% Senior Notes due 2014 (the “Notes”). The Notes are guaranteed on a senior unsecured basis by The Bon-Ton Stores, Inc. and certain of its subsidiaries. The Notes mature on March 15, 2014. The interest rate of the Notes is fixed at 10 1/4 % per year. Interest on the Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2006. The Indenture includes covenants that limit the ability of the Company and its restricted subsidiaries to, among other things: incur additional debt; pay dividends on their capital stock or repurchase their capital stock; make certain investments; enter into certain types of transactions with affiliates; limit

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
dividends or other payments by their restricted subsidiaries to the Company; use assets as security in other transactions; and sell certain assets or merge with or into other companies.
          On March 6, 2006, certain bankruptcy remote special purpose entities (each an “SPE” and collectively the “SPEs”) that are indirect wholly-owned subsidiaries of The Bon-Ton Stores, Inc. entered into Loan Agreements with the Bank of America, pursuant to which the Bank of America provided a new mortgage loan facility in the aggregate principal amount of $260,000 (the “New Mortgage Loan Facility”). The New Mortgage Loan Facility has a term of ten years and is secured by mortgages on twenty-three retail stores and one distribution center owned by the SPEs. Each SPE entered into a lease with each of The Bon-Ton Stores, Inc. subsidiaries operating on such SPE’s properties. A portion of the rental income received under these leases will be used to pay the debt service under the New Mortgage Loan Facility. The New Mortgage Loan Facility requires level monthly payments of principal and interest based on an amortization period of 25 years and the balance outstanding at the end of ten years will then become due and payable. The interest rate for the New Mortgage Loan Facility is a fixed rate of 6.2125%. Financial covenants contained in the New Mortgage Loan Facility require that the SPEs maintain certain financial thresholds, as defined.
          The Company used the net proceeds of the Notes offering along with additional borrowings under its New Senior Credit Facility and New Mortgage Loan Facility to finance the acquisition of NDSG and to pay related fees and expenses in connection with the acquisition and related financing transactions.
          On March 13, 2006, the Company announced the closing of its 130,000 square foot Bergner’s store located in the Colonial Village Mall in Rockford, Illinois in mid-May 2006.
          On April 5, 2006, the Company announced a quarterly cash dividend of $0.025 per share on Class A Common Stock and Common Stock, payable May 1, 2006 to shareholders of record as of April 15, 2006.
19.     GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
          On March 6, 2006, The Bon-Ton Department Stores, Inc., a wholly owned subsidiary of the Company, entered into an Indenture with The Bank of New York, as trustee, under which The Bon-Ton Department Stores, Inc. issued approximately $510,000 aggregate principal amount of its 10 1/4 % Senior Notes due 2014 (see Note 18). The Notes are guaranteed on a senior unsecured basis by the Company and by each of the Company’s subsidiaries that is an obligor under the New Senior Secured Credit Facility.
          The condensed consolidating financial information for the Company, the Company’s guarantor subsidiaries and the Company’s non-guarantor subsidiaries as of January 28, 2006 and January 29, 2005 and for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004 as presented below have been prepared from the books and records maintained by the Company and the guarantor and non-guarantor subsidiaries. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the guarantor and non-guarantor subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from affiliates will exist at any time.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Balance Sheet
January 28, 2006

	Bon-Ton
	(Parent	Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$10	$9,761	$—	$—	$9,771
Merchandise inventories	—	284,584	—	—	284,584
Prepaid expenses and other current assets	—	28,412	—	—	28,412
Deferred income taxes	—	7,126	—	—	7,126

Total current assets	10	329,883	—	—	329,893

Property, fixtures and equipment at cost, net	—	147,891	19,788	—	167,679
Deferred income taxes	—	38,715	—	—	38,715
Goodwill	—	2,965	—	—	2,965
Intangible assets, net	—	5,013	—	—	5,013
Investment in and advances to (from) affiliates	292,084	(188,572)	(531)	(102,981)	—
Other long-term assets	—	8,636	704	—	9,340

Total assets	$292,094	$344,531	$19,961	$(102,981)	$553,605

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$87,318	$—	$—	$87,318
Accrued payroll and benefits	—	18,986	—	—	18,986
Accrued expenses	—	52,692	—	—	52,692
Other current liabilities	—	74	961	—	1,035
Income taxes payable	—	19,005	—	—	19,005

Total current liabilities	—	178,075	961	—	179,036
Long-term debt, less current maturities	—	26,574	15,941	—	42,515
Other long-term liabilities	—	39,960	—	—	39,960

Total liabilities	—	244,609	16,902	—	261,511

Shareholders’ equity	292,094	99,922	3,059	(102,981)	292,094

Total liabilities and shareholders’ equity	$292,094	$344,531	$19,961	$(102,981)	$553,605

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Balance Sheet
January 29, 2005

	Bon-Ton
	(Parent	Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$2	$22,906	$—	$—	$22,908
Retained interest in trade receivables, net	—	82,576	—	—	82,576
Merchandise inventories	—	296,382	—	—	296,382
Prepaid expenses and other current assets	—	24,150	70	—	24,220
Deferred income taxes	—	4,819	—	—	4,819

Total current assets	2	430,833	70	—	430,905

Property, fixtures and equipment at cost, net	—	147,212	21,092	—	168,304
Deferred income taxes	—	24,908	—	—	24,908
Goodwill	—	2,965	—	—	2,965
Intangible assets, net	—	9,400	—	—	9,400
Investment in and advances to (from) affiliates	262,555	(177,555)	(851)	(84,149)	—
Other long-term assets	—	8,918	756	—	9,674

Total assets	$262,557	$446,681	$21,067	$(84,149)	$646,156

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$101,151	$—	$—	$101,151
Accrued payroll and benefits	—	25,361	—	—	25,361
Accrued expenses	—	46,646	—	—	46,646
Other current liabilities	—	939	869	—	1,808
Income taxes payable	—	4,817	—	—	4,817

Total current liabilities	—	178,914	869	—	179,783
Long-term debt, less current maturities	—	161,448	16,907	—	178,355
Other long-term liabilities	—	25,461	—	—	25,461

Total liabilities	—	365,823	17,776	—	383,599

Shareholders’ equity	262,557	80,858	3,291	(84,149)	262,557

Total liabilities and shareholders’ equity	$262,557	$446,681	$21,067	$(84,149)	$646,156

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Income
Fiscal Year Ended January 28, 2006

	Bon-Ton
	(Parent	Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,287,170	$—	$—	$1,287,170
Other income	—	20,425	—	—	20,425

Costs and expenses:
Costs of merchandise sold	—	822,171	—	—	822,171
Selling, general and administrative	7	409,994	(209)	(2,647)	407,145
Depreciation and amortization	—	26,779	1,305	—	28,084

Income (loss) from operations	(7)	48,651	(1,096)	2,647	50,195
Other income (expense):
Intercompany interest income	10,197	—	—	(10,197)	—
Intercompany rental income	—	—	2,647	(2,647)	—
Equity in earnings of subsidiaries	27,953	(340)	—	(27,613)	—
Interest expense, net	—	(20,358)	(1,891)	10,197	(12,052)

Income (loss) before income taxes	38,143	27,953	(340)	(27,613)	38,143
Income tax provision (benefit)	12,129	8,889	(108)	(8,781)	12,129

Net income (loss)	$26,014	$19,064	$(232)	$(18,832)	$26,014

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Income
Fiscal Year Ended January 29, 2005

	Bon-Ton
	(Parent	Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,310,372	$—	$—	$1,310,372
Other income	—	9,251	—	—	9,251

Costs and expenses:
Costs of merchandise sold	—	830,414	—	—	830,414
Selling, general and administrative	8	418,560	1	(2,648)	415,921
Depreciation and amortization	—	26,566	1,243	—	27,809

Income (loss) from operations	(8)	44,083	(1,244)	2,648	45,479
Other income (expense):
Intercompany interest income	10,197	—	—	(10,197)	—
Intercompany rental income	—	—	2,648	(2,648)	—
Equity in earnings of subsidiaries	21,853	(374)	—	(21,479)	—
Interest expense, net	—	(21,856)	(1,778)	10,197	(13,437)

Income (loss) before income taxes	32,042	21,853	(374)	(21,479)	32,042
Income tax provision (benefit)	11,880	8,103	(139)	(7,964)	11,880

Net income (loss)	$20,162	$13,750	$(235)	$(13,515)	$20,162

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Income
Fiscal Year Ended January 31, 2004

	Bon-Ton
	(Parent	Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$926,409	$—	$—	$926,409
Other income	—	5,917	—	—	5,917

Costs and expenses:
Costs of merchandise sold	—	591,256	—	—	591,256
Selling, general and administrative	8	276,066	—	(2,648)	273,426
Depreciation and amortization	—	24,424	1,210	—	25,634

Income (loss) from operations	(8)	40,580	(1,210)	2,648	42,010
Other income (expense):
Intercompany interest income	10,197	—	—	(10,197)	—
Intercompany rental income	—	—	2,648	(2,648)	—
Equity in earnings of subsidiaries	22,772	(548)	—	(22,224)	—
Interest expense, net	—	(17,260)	(1,986)	10,197	(9,049)

Income (loss) before income taxes	32,961	22,772	(548)	(22,224)	32,961
Income tax provision (benefit)	12,360	8,540	(206)	(8,334)	12,360

Net income (loss)	$20,601	$14,232	$(342)	$(13,890)	$20,601

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended January 28, 2006

	Bon-Ton
	(Parent	Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$234	$152,923	$667	$—	$153,824

Cash flows from investing activities:
Capital expenditures	—	(29,177)	(2)	—	(29,179)
Acquisition, net of cash acquired	—	(2,054)	—	—	(2,054)
Proceeds from sale of property, fixtures and equipment	—	2,305	209	—	2,514

Net cash provided by (used in) investing activities	—	(28,926)	207	—	(28,719)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(448,439)	(874)	—	(449,313)
Proceeds from issuance of long-term debt	—	312,700	—	—	312,700
Cash dividends paid	(1,668)	—	—	—	(1,668)
Proceeds from stock options exercised	1,442	—	—	—	1,442
Deferred financing costs paid	—	(336)	—	—	(336)
Decrease in bank overdraft balances	—	(1,067)	—	—	(1,067)

Net cash used in financing activities	(226)	(137,142)	(874)	—	(138,242)

Net increase (decrease) in cash and cash equivalents	8	(13,145)	—	—	(13,137)

Cash and cash equivalents at beginning of period	2	22,906	—	—	22,908

Cash and cash equivalents at end of period	$10	$9,761	$—	$—	$9,771

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended January 29, 2005

	Bon-Ton
	(Parent	Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(718)	$28,253	$1,118	$—	$28,653

Cash flows from investing activities:
Capital expenditures	—	(31,123)	(400)	—	(31,523)
Acquisition, net of cash acquired	—	(185)	—	—	(185)
Proceeds from sale of property, fixtures and equipment	—	290	—	—	290

Net cash used in investing activities	—	(31,018)	(400)	—	(31,418)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(382,646)	(718)	—	(383,364)
Proceeds from issuance of long-term debt	—	388,900	—	—	388,900
Cash dividends paid	(1,602)	—	—	—	(1,602)
Proceeds from stock options exercised	2,312	—	—	—	2,312
Deferred financing costs paid	—	(526)	—	—	(526)
Increase in bank overdraft balances	—	2,118	—	—	2,118

Net cash provided by (used in) financing activities	710	7,846	(718)	—	7,838

Net increase (decrease) in cash and cash equivalents	(8)	5,081	—	—	5,073

Cash and cash equivalents at beginning of period	10	17,825	—	—	17,835

Cash and cash equivalents at end of period	$2	$22,906	$—	$—	$22,908

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended January 31, 2004

	Bon-Ton
	(Parent	Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(5,604)	$159,606	$715	$—	$154,717

Cash flows from investing activities:
Capital expenditures	—	(20,257)	—	—	(20,257)
Acquisition, net of cash acquired	—	(97,644)	—	—	(97,644)
Proceeds from sale of property, fixtures and equipment	—	1,310	—	—	1,310

Net cash used in investing activities	—	(116,591)	—	—	(116,591)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(452,337)	(715)	—	(453,052)
Proceeds from issuance of long-term debt	—	415,635	—	—	415,635
Issuance of common stock	6,500	—	—	—	6,500
Common stock repurchased	(255)	—	—	—	(255)
Cash dividends paid	(1,150)	—	—	—	(1,150)
Proceeds from stock options exercised	511	—	—	—	511
Deferred financing costs paid	—	(7,874)	—	—	(7,874)
Increase in bank overdraft balances	—	3,432	—	—	3,432

Net cash provided by (used in) financing activities	5,606	(41,144)	(715)	—	(36,253)

Net increase in cash and cash equivalents	2	1,871	—	—	1,873

Cash and cash equivalents at beginning of period	8	15,954	—	—	15,962

Cash and cash equivalents at end of period	$10	$17,825	$—	$—	$17,835

Schedule II: VALUATION AND QUALIFYING ACCOUNTS
THE BON-TON STORES, INC. AND SUBSIDIARIES

	Balance at	Charged to						Balance at
	Beginning	Costs &						End of
Classification	of Period	Expenses		Deductions		Other		Period

Year ended January 31, 2004:
Allowances for doubtful accounts and sales returns	$3,672,000	$8,951,000	(1)	$(11,253,000	)(2)	$4,762,000	(3)	$6,132,000
Accrual for sales returns	$705,000	$—		$(87,000)		$721,000	(3)	$1,339,000
Year ended January 29, 2005:
Allowances for doubtful accounts and sales returns	$6,132,000	$13,520,000	(1)	$(13,480,000	)(2)	$—		$6,172,000
Accrual for sales returns	$1,339,000	$—		$(141,000)		$—		$1,198,000
Year ended January 28, 2006:
Allowances for doubtful accounts and sales returns	$6,172,000	$6,225,000	(1)	$(6,258,000	)(2)	$(6,139,000	)(4)	$—
Accrual for sales returns	$1,198,000	$—		$(290,000)		$3,172,000	(4)	$4,080,000
NOTES:

(1)	Provision for merchandise returns and loss on credit sales.

(2)	Uncollectible accounts written off, net of recoveries.

(3)	Based upon preliminary purchase accounting pursuant to the acquisition of The Elder-Beerman Stores Corp.

(4)	Adjustment related to the proprietary credit card portfolio sale to HSBC Bank Nevada, N.A.

EXHIBIT INDEX

Exhibit	Description

21	Subsidiaries of the Registrant
23	Consent of KPMG LLP
31.1	Certification of Byron L. Bergren
31.2	Certification of Keith E. Plowman
32	Certification Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934