Form 10-Q
period 2006-04-29
BON TON STORES INC
filed 2006-06-08
CIK 878079

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter ended April 29, 2006                      Commission File Number
                                                                  0-19517

                            THE BON-TON STORES, INC.
                             2801 EAST MARKET STREET
                            YORK, PENNSYLVANIA 17402
                                 (717) 757-7660

INCORPORATED IN PENNSYLVANIA                                  IRS NO. 23-2835229

                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of June 1, 2006, there were 14,084,859 shares of Common Stock, $.01 par value, and 2,951,490 shares of Class A Common Stock, $.01 par value, outstanding.

================================================================================

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            THE BON-TON STORES, INC.
                          CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)                            April 29,   January 28,
(Unaudited)                                                                 2006          2006
                                                                         ----------   -----------
Assets
Current assets:
   Cash and cash equivalents                                             $   22,973    $  9,771
   Merchandise inventories                                                  772,773     284,584
   Prepaid expenses and other current assets                                 63,299      28,412
   Deferred income taxes                                                      8,956       7,126
                                                                         ----------    --------
      Total current assets                                                  868,001     329,893
                                                                         ----------    --------
Property, fixtures and equipment at cost, net of accumulated depreciation and amortization of $235,221 and $216,740 at April 29,
   2006 and January 28, 2006, respectively                                  784,711     167,679
Deferred income taxes                                                        50,410      38,715
Goodwill                                                                    246,108       2,965
Intangible assets, net of accumulated amortization of $6,606 and
   $5,776 at April 29, 2006 and January 28, 2006, respectively               86,949       5,013
Other long-term assets                                                       31,174       9,340
                                                                         ----------    --------
      TOTAL ASSETS                                                       $2,067,353    $553,605
                                                                         ==========    ========
Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                                      $  222,224    $ 87,318
   Accrued payroll and benefits                                              58,420      18,986
   Accrued expenses                                                         159,784      52,692
   Current maturities of long-term debt                                       5,449         961
   Current maturities of obligations under capital leases                     1,866          74
   Income taxes payable                                                       3,634      19,005
                                                                         ----------    --------
      Total current liabilities                                             451,377     179,036
                                                                         ----------    --------
Long-term debt, less current maturities                                   1,191,333      42,491
Obligations under capital leases, less current maturities                    71,066          24
Other long-term liabilities                                                  70,608      39,960
                                                                         ----------    --------
      TOTAL LIABILITIES                                                   1,784,384     261,511
                                                                         ----------    --------
Contingencies (Note 10)
Shareholders' equity:
   Preferred Stock - authorized 5,000,000 shares at $0.01 par value;
      no shares issued                                                           --          --
   Common Stock - authorized 40,000,000 shares at $0.01 par value;
      issued 14,316,140 and 14,195,664 shares at April 29, 2006 and
      January 28, 2006, respectively                                            138         142
   Class A Common Stock - authorized 20,000,000 shares at $0.01 par value; issued and outstanding 2,951,490 shares at April 29, 2006
      and January 28, 2006                                                       30          30
   Treasury stock, at cost - 337,800 shares at April 29, 2006 and
      January 28, 2006                                                       (1,387)     (1,387)
   Additional paid-in-capital                                               125,082     129,614
   Deferred compensation                                                         --      (6,663)
   Accumulated other comprehensive loss                                          --          (5)
   Retained earnings                                                        159,106     170,363
                                                                         ----------    --------
      TOTAL SHAREHOLDERS' EQUITY                                            282,969     292,094
                                                                         ----------    --------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $2,067,353    $553,605
                                                                         ==========    ========

   The accompanying notes are an integral part of these financial statements.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    THIRTEEN WEEKS ENDED
                                                 -------------------------
(In thousands except share and per share data)    April 29,     April 30,
(Unaudited)                                          2006          2005
                                                 -----------   -----------
Net sales                                        $   561,774   $   262,533
Other income                                          14,813         2,158
                                                 -----------   -----------
                                                     576,587       264,691
                                                 -----------   -----------
Costs and expenses:
   Costs of merchandise sold                         351,580       167,415
   Selling, general and administrative               199,780        94,664
   Depreciation and amortization                      19,216         6,433
                                                 -----------   -----------
Income (loss) from operations                          6,011        (3,821)
Interest expense, net                                 23,868         3,306
                                                 -----------   -----------
Loss before income taxes                             (17,857)       (7,127)
Income tax benefit                                    (7,022)       (2,715)
                                                 -----------   -----------
NET LOSS                                         $   (10,835)  $    (4,412)
                                                 ===========   ===========
PER SHARE AMOUNTS -
   BASIC:
      Net loss                                   $     (0.66)  $     (0.27)
                                                 ===========   ===========
   BASIC WEIGHTED AVERAGE SHARES OUTSTANDING      16,389,962    16,122,555

   DILUTED:
      Net loss                                   $     (0.66)  $     (0.27)
                                                 ===========   ===========
   DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING    16,389,962    16,122,555

   The accompanying notes are an integral part of these financial statements.

                            THE BON-TON STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     THIRTEEN WEEKS ENDED
                                                                                   -----------------------
(In thousands)                                                                      April 29,    April 30,
(Unaudited)                                                                            2006         2005
                                                                                   -----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                           $   (10,835)  $ (4,412)
Adjustments to reconcile net loss to net cash used in
   operating activities:
      Depreciation and amortization                                                     19,216      6,433
      Bad debt provision                                                                    --        778
      Stock-based compensation expense                                                     749        494
      Tax benefit of stock option exercises                                                 --        363
      Excess tax benefit from exercise of stock options                                   (832)        --
      Gain on sale of property, fixtures and equipment                                    (558)        (8)
      Amortization of deferred financing costs                                           3,199        388
      Amortization of deferred gain on sale of proprietary credit card portfolio          (603)        --
      Deferred income tax benefit                                                           --       (560)
      Net transfers of receivables to accounts receivable facility                          --    (17,200)
Changes in operating assets and liabilities, net of effect of acquisition:
      Decrease in retained interest in trade receivables                                    --     23,235
      Increase in merchandise inventories                                              (29,280)   (36,924)
      (Increase) decrease in prepaid expenses and other current assets                 (19,269)       284
      Decrease (increase) in other long-term assets                                        564        (55)
      (Decrease) increase in accounts payable                                          (19,733)     2,267
      Increase (decrease) in accrued expenses                                           30,419    (13,433)
      Decrease in income taxes payable                                                 (15,371)    (4,454)
      Decrease in other long-term liabilities                                           (1,398)       (26)
                                                                                   -----------   --------
         Net cash used in operating activities                                         (43,732)   (42,830)
                                                                                   -----------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                             (15,220)    (2,695)
      Acquisition, net of cash acquired                                             (1,055,527)        --
      Proceeds from sale of property, fixtures and equipment                               535         98
                                                                                   -----------   --------
         Net cash used in investing activities                                      (1,070,212)    (2,597)
                                                                                   -----------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on long-term debt and capital lease obligations                        (205,947)   (58,813)
      Proceeds from issuance of long-term debt                                       1,359,110     98,400
      Cash dividends paid                                                                 (422)      (415)
      Proceeds from stock options exercised                                                546        558
      Excess tax benefit from exercise of stock options                                    832         --
      Deferred financing costs paid                                                    (27,549)       (67)
      Increase (decrease) in bank overdraft balances                                       576     (2,408)
                                                                                   -----------   --------
         Net cash provided by financing activities                                   1,127,146     37,255
                                                                                   -----------   --------
         Net increase (decrease) in cash and cash equivalents                           13,202     (8,172)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         9,771     22,908
                                                                                   -----------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $    22,973   $ 14,736
                                                                                   ===========   ========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest paid                                                                $     9,488   $  2,296
      Net income taxes paid                                                        $    15,640   $  5,074

   The accompanying notes are an integral part of these financial statements.

                            THE BON-TON STORES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                                  Accumulated
                                                                                                     Other
                                                         Class A            Additional  Deferred    Compre-
(In thousands except per share data)             Common   Common  Treasury    Paid-in    Compen-    hensive    Retained
(Unaudited)                                       Stock   Stock     Stock     Capital    sation       Loss     Earnings    Total
                                                 ------  -------  --------  ----------  --------  -----------  --------  --------
BALANCE AT JANUARY 28, 2006                       $142     $30    $(1,387)   $129,614   $(6,663)      $(5)     $170,363  $292,094
   Comprehensive loss:
      Net loss                                      --      --         --          --        --        --       (10,835)  (10,835)
      Change in fair value of cash flow hedges,
         net of $3 tax effect                       --      --         --          --        --         5            --         5
                                                  ----     ---    -------    --------   -------       ---      --------  --------
         Total comprehensive loss                                                                                         (10,830)
   Adoption of SFAS No. 123R (Note 3)               (5)     --         --      (6,658)    6,663        --            --        --
   Dividends to shareholders, $0.025 per share      --      --         --          --        --        --          (422)     (422)
   Stock options exercised                           1      --         --         545        --        --            --       546
   Stock-based compensation expense                 --      --         --         749        --        --            --       749
   Tax benefit of stock options and restricted
      shares                                        --      --         --         832        --        --            --       832
                                                  ----     ---    -------    --------   -------       ---      --------  --------
BALANCE AT APRIL 29, 2006                         $138     $30    $(1,387)   $125,082   $    --       $--      $159,106  $282,969
                                                  ====     ===    =======    ========   =======       ===      ========  ========

   The accompanying notes are an integral part of these financial statements.

                            THE BON-TON STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

     The Bon-Ton Stores, Inc., a Pennsylvania corporation, was incorporated on January 31, 1996 as the successor of a company incorporated on January 31, 1929, and currently operates, through its subsidiaries, 271 department stores and seven furniture galleries in 23 states in the Northeast, Midwest and Great Plains under the Bon-Ton, Bergner's, Boston Store, Carson Pirie Scott, Elder-Beerman, Herberger's and Younkers nameplates. The Bon-Ton Stores, Inc. conducts its operations through one business segment.

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of The Bon-Ton Stores, Inc. and all of its wholly owned subsidiaries (collectively, the "Company," unless the context otherwise indicates the term refers to The Bon-Ton Stores, Inc.). All intercompany transactions and balances have been eliminated in consolidation.

     The unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation of interim periods have been included. The Company's business is seasonal in nature and results of operations for the interim periods presented are not necessarily indicative of results for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

     All references to the "first quarter of 2006" and the "first quarter of 2005" are to the 13 weeks ended April 29, 2006 and April 30, 2005, respectively. All references to "fiscal 2006" and "fiscal 2005" are to the 53 weeks ending February 3, 2007 and the 52 weeks ended January 28, 2006, respectively.

     Certain prior year balances have been reclassified to conform with the current year presentation.

2.   CARSON'S ACQUISITION

     Effective March 5, 2006, pursuant to the October 29, 2005 purchase agreement with Saks Incorporated ("Saks"), as amended, the Company acquired of all of the outstanding securities of two subsidiaries of Saks that were solely related to the business of owning and operating the 142 retail department stores that operated under the names Carson Pirie Scott, Younkers, Herberger's, Boston Store and Bergner's (collectively, "Carson's"). The stores are located in 12 states in the Midwest and upper Great Plains regions.

     Under the terms of the purchase agreement, the Company paid $1,047,280 in cash, subject to potential purchase price adjustments, which are expected to be settled during the thirteen weeks ending July 29, 2006.

                            THE BON-TON STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

     The Company financed the Carson's acquisition, payment of related fees and expenses and the payoff of its existing indebtedness through the issuance of 10-1/4% Senior Notes due 2014 in the aggregate principal amount of $510,000, entry into a $1,000,000 senior secured revolving credit facility led by Bank of America, N.A. ("Bank of America") as agent, and entry into a $260,000 mortgage loan facility with Bank of America as lender (see Note 5).

     Company management believes the acquisition of Carson's will enable the Company to enhance its product offerings, strengthen its vendor and customer relationships and increase its profitability.

     The Company's consolidated financial statements for the first quarter of 2006 include Carson's operations for the period from March 5, 2006 through April 29, 2006. Carson's operations for the first quarter of 2006 reflect preliminary purchase accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," whereby the purchase price was preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. The preliminary purchase price and purchase price allocation, as reflected in the following table, are subject to the final fair value determination of certain assets and liabilities:

Preliminary Purchase Price
Cash purchase                           $1,047,280
Carson's severance and relocation            2,210
Professional fees incurred                  11,202
                                        ----------
   Total                                $1,060,692
                                        ==========
Preliminary Purchase Price Allocation
Cash and cash equivalents               $    3,110
Merchandise inventories                    458,908
Prepaid expenses                            14,787
Property, fixtures and equipment           620,635
Deferred income taxes                       13,529
Goodwill                                   243,143
Intangible assets                           82,767
Other assets                                    10
                                        ----------
   Total assets acquired                 1,436,889
                                        ----------
Accounts payable                          (158,310)
Accrued payroll and benefits               (33,339)
Other accrued expenses                     (78,609)
Obligations under capital leases           (73,000)
Other liabilities                          (32,939)
                                        ----------
   Total liabilities assumed              (376,197)
                                        ----------
   Net assets acquired                  $1,060,692
                                        ==========

                            THE BON-TON STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

     The Company has filed a section 338(h)(10) election under the Internal Revenue Code ("Section 338"). The Section 338 election essentially enables a buyer to account for a stock purchase as an asset purchase for income tax purposes.

     Goodwill in the amount of $243,143 has been recorded in conjunction with the acquisition. The Company expects that substantially all goodwill will be deductible for income tax purposes.

     Intangible assets are comprised of lease-related interests of $40,000 that relate to below-market-rate leases; trademarks totaling $37,767, of which only $1,767 will be subject to amortization; and customer lists totaling $5,000. The lease-related interests, amortizable trademarks and customer lists were assigned weighted-average amortization lives of twelve years, eight years and seven years, respectively.

     Deferred tax assets of $13,529 have been recorded as part of the preliminary purchase accounting. This balance represents a reduction in the Company's pre-acquisition valuation allowances against certain net operating losses acquired as part of the October 2003 acquisition of The Elder-Beerman Stores Corp. This valuation allowance reduction was a result of the projected additional net operating loss utilization based on the projected accretive impact from Carson's on the Company's long-term pre-tax income.

     The Company has not completed its assessment of the fair values of the acquired assets and assumed liabilities and has not finalized its plans regarding the integration of the acquired Carson's operations. The Company is currently in the process of obtaining third-party valuations for certain acquired assets and assumed liabilities. Additionally, the purchase price is subject to adjustment based upon provisions of the purchase agreement. Consequently, the purchase price allocation may be subsequently adjusted to reflect the final valuation of acquired assets and assumed liabilities. Such revisions could have a material impact on the Company's results of operations for fiscal 2006.

     No amounts were paid for Carson's-related severance and relocation in the first quarter of 2006.

     The Company's corporate office will remain in York, Pennsylvania and be comprised of corporate administrative and back-office functions. Merchandising and marketing functions for the combined operations will operate from Carson's former headquarters in Milwaukee, Wisconsin.

     In conjunction with this acquisition, the Company entered into a transition services agreement with Saks pursuant to which Saks provides the Company with various services related to Carson's, including, among other things, credit operations, procurement, accounting, bank card processing, store planning, construction, facilities maintenance and energy, information technology and human resources activities. These services will be provided by Saks for periods ranging from three months to 12 months from the date of the acquisition of Carson's (subject to extension at the Company's discretion).

                            THE BON-TON STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

     The following unaudited pro forma consolidated financial data give effect to the Carson's acquisition as if it had occurred as of the beginning of the periods presented:

                                                THIRTEEN
                                              WEEKS ENDED
                                         ---------------------
                                         April 29,   April 30,
                                            2006        2005
                                         ---------   ---------
Net sales                                $743,381    $752,442
Other income                               15,840       4,523
Costs and expenses:
   Costs of merchandise sold              484,234     470,641
   Selling, general and administrative    258,621     249,647
   Depreciation and amortization           26,836      26,152
                                         --------    --------
(Loss) income from operations             (10,470)     10,525

Interest expense, net                      34,254      27,430
                                         --------    --------

Loss before income taxes                  (44,724)    (16,905)
Income tax benefit                        (17,581)     (6,595)
                                         --------    --------
NET LOSS                                 $(27,143)   $(10,310)
                                         ========    ========

Per share amounts -
   Basic                                 $  (1.66)   $  (0.64)
   Diluted                               $  (1.66)   $  (0.64)

     The pro forma information for the first quarter of 2006 includes the following non-recurring charges: $4,405 of integration costs recorded in selling, general and administrative expense, which includes severance and relocation expense related to the transition of the Company's merchandising and marketing staff to Milwaukee, Wisconsin in the amount of $3,376; $2,319 of charges in interest expense related to the write-off of deferred financing fees associated with the previous credit agreement; and $4,500 included in interest expense related to the write-off of commitment fees associated with a bridge loan in connection with the Carson's acquisition. There were no non-recurring charges included in the pro forma information for the first quarter of 2005.

     The pro forma information does not purport to be indicative of the results that actually would have been achieved if the operations were combined during the periods presented and is not intended to be a projection of future results or trends.

                            THE BON-TON STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

3.   STOCK-BASED COMPENSATION

     The Company's Amended and Restated 2000 Stock Incentive Plan ("2000 Stock Plan"), as amended through August 24, 2004, provides for the granting of common stock options, restricted shares and restricted stock units to certain employees, officers, directors, consultants and advisors. A maximum of 1,900,000 shares may be granted under the 2000 Stock Plan, of which 785,948 shares remain available as of April 29, 2006. Grant vesting periods are at the discretion of the Company's board of directors.

     The Company's Amended and Restated 1991 Stock Option and Restricted Stock Plan ("1991 Stock Plan"), as amended through June 17, 1997, provided for the granting of common stock options, performance-based common stock options as part of a long-term incentive plan for selected officers and common stock restricted shares. A maximum of 1,900,000 shares were available under the 1991 Stock Plan; no shares remain available as of April 29, 2006.

     Stock options granted in the first quarter of 2006 were granted with an exercise price equal to the market value of the underlying stock on the grant date, vest on an annual basis over three years and have a contractual term of seven years. Stock options granted before fiscal 2006 generally vested over two to four years and had a contractual term of seven or ten years.

     Restricted shares granted in the first quarter of 2006 vest after three years. Employees granted restricted shares are not required to pay for the shares; however, they must remain employed with the Company until the restrictions on the shares lapse. Restricted shares granted before fiscal 2006 generally vested over two to four years.

     Employees and directors who are granted restricted stock units are not required to pay for the shares but must remain employed by the Company, or continue to serve as a member of its board of directors, until the restrictions on the shares lapse.

     Refer to Note 15 in the Company's Annual Report on Form 10-K for the year-ended January 28, 2006 for additional information regarding these plans. Plan descriptions for the Phantom Equity Replacement Plan and Management Incentive Plan were excluded herefrom due to immateriality.

     The Company generally issues new stock to satisfy share-based award exercises.

                            THE BON-TON STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

ADOPTION OF SFAS NO. 123R

     Effective January 29, 2006, the Company adopted SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"), which revised SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period that an employee is required to provide service in exchange for the award. Any awards of liability instruments to employees would be measured at fair value at each reporting date through settlement.

     Prior to adopting SFAS No. 123R, the Company followed the intrinsic value method of accounting for stock-based employee compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company adopted SFAS No. 123R using the modified prospective application method, which requires that provisions of SFAS No. 123R are generally applied only to share-based awards granted, modified, repurchased, or cancelled on January 29, 2006 and thereafter. For those grants made prior to January 29, 2006 that are nonvested and outstanding as of January 29, 2006, the Company started recognizing the remaining unrecognized compensation cost of these awards over the remaining service period as required by SFAS No. 123R. Accordingly, the results of prior periods have not been restated. The adoption of SFAS No. 123R did not have a material effect on the Company's results of operations, cash flows, or financial position.

     The following table illustrates the effect on net loss and loss per share for grants issued prior to April 30, 2005 had the Company applied the fair value recognition provisions of SFAS No. 123 to those grants in fiscal 2005:

                                                        THIRTEEN
                                                      WEEKS ENDED
                                                       April 30,
                                                          2005
                                                      -----------
Net loss, as reported                                   $(4,412)
Add: Stock-based compensation expense included
   in net loss, net of income tax of $188                   306
Deduct: Total stock-based compensation expense
   determined under fair-value-based method for all
   awards, net of income tax of $270                       (439)
                                                        -------
Pro forma net loss                                      $(4,545)
                                                        =======

Loss per share:
   Basic   As reported                                  $ (0.27)
           Pro forma                                      (0.28)

   Diluted As reported                                  $ (0.27)
           Pro forma                                      (0.28)

                            THE BON-TON STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

     The compensation cost that has been charged against income for the Company's share-based award plans was $749 and $494 for the first quarter of 2006 and 2005, respectively. The total income tax benefit recognized in the statements of operations for stock-based award compensation was $295 and $188 for the first quarter of 2006 and 2005, respectively.

     As of April 29, 2006, there was $9,982 of total unrecognized compensation cost related to the Company's share-based award plans that is expected to be recognized over a weighted average period of 2.76 years. Cash received from exercise under all share-based payment arrangements was $546 and $558 for the first quarter of 2006 and 2005, respectively. The actual tax benefit realized for the tax deductions from exercise of the share-based payment arrangements was $832 and $363 for the first quarter of 2006 and 2005, respectively.

     Awards with graded vesting are recognized using the straight-line method.

     Based upon an examination of forfeiture rates for the various classes of stock options, restricted stock units and restricted shares, Company management does not believe that the total number of options or shares that are vested and expected to vest as of April 29, 2006 are materially different from the respective number of options or shares outstanding as of April 29, 2006.

STOCK OPTIONS

     The fair value of each option award was estimated on the grant date using the Black-Scholes option valuation model and the weighted average assumptions noted in the following table:

                                                  THIRTEEN
                                                WEEKS ENDED
                                           ---------------------
                                           April 29,   April 30,
                                              2006        2005
                                           ---------   ---------
Weighted average grant date fair value      $14.23      $10.01
Weighted average risk-free interest rate       4.9%        4.0%
Weighted average expected volatility          48.1%       50.3%
Weighted average expected dividend yield       0.3%        0.6%
Weighted average expected term (years)         4.5         7.7

     The risk-free rates used in the first quarters of 2006 and 2005 were based on the zero-coupon U.S. Treasury bond, with a term equal to the expected term of the stock options. The volatility used in the first quarters of 2006 and 2005 represent the historical volatility of the Company's common shares over a period that approximates the expected term of the stock options. The expected dividend yields used in the first quarters of 2006 and 2005 were estimated based on historical dividend yields. The expected term of options granted in the first quarters of 2006 and 2005 were estimated using the average of the vesting date and the contractual term, in accordance with methods provided within Securities and Exchange Commission Staff Accounting Bulletin No. 107.

                            THE BON-TON STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

     The Company's stock options include stock options granted under the 2000 Stock Plan, 1991 Stock Plan and the Phantom Equity Replacement Plan.

     A summary of the status of the stock options under the Company's stock option plans as of April 29, 2006 and changes during the first quarter of 2006 are presented below:

                                                       Weighted           Weighted
                                                        Average      Average Remaining   Aggregate
                                     Shares Under      Per-Share      Contractual Term   Intrinsic
                                        Option      Exercise Price         (Years)         Value
                                     ------------   --------------   -----------------   ---------
Outstanding as of January 28, 2006     546,030          $13.15
   Granted                              60,000           31.84
   Exercised                           (91,976)           5.95
                                       -------          ------
Outstanding as of April 29, 2006       514,054           16.63              6.55           $6,086
                                       =======          ======              ====           ======
Exercisable as of April 29, 2006       151,720          $ 9.13              5.10           $2,935

     The total intrinsic value of options exercised was $2,107 and $1,016 during the first quarter of 2006 and 2005, respectively. As of April 29, 2006, there was $2,940 of total unrecognized compensation cost related to unvested stock options; that cost is expected to be recognized over a weighted average period of 1.43 years.

RESTRICTED STOCK UNITS

     Restricted stock units consist of those units granted under the 2000 Stock Plan, as discussed above. The fair value of each restricted stock unit award is calculated using the stock price at the date of grant. A summary of the status of the restricted stock units as of April 29, 2006 and January 28, 2006 is presented below:

                                                                           Weighted Average
                                                        Restricted Stock   Grant-Date Fair
                                                              Units              Value
                                                        ----------------   ----------------
Outstanding as of January 28, 2006 and April 29, 2006        46,375             $15.09
                                                             ======             ======

     As of April 29, 2006, all compensation cost related to restricted stock units has been recognized. No restricted stock units vested during the first quarters of 2006 and 2005.

                            THE BON-TON STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

     The Company pays cash dividend equivalents on all outstanding restricted stock units.

RESTRICTED SHARES

     The Company's restricted shares consist of restricted shares granted under the 2000 Stock Plan, as discussed above. The fair value of each restricted share award is calculated using the stock price at the date of grant. A summary of the status of restricted share awards as of April 29, 2006 and changes during the first quarter of 2006 are presented below:

                                                         Weighted Average
                                                          Grant-Date Fair
                                     Restricted Shares         Value
                                     -----------------   ----------------
Outstanding as of January 28, 2006        471,647             $17.58
   Granted                                 28,500              31.84
                                          -------             ------
Outstanding as of April 29, 2006          500,147              18.40
                                          =======             ======

     As of April 29, 2006, there was $7,042 of total unrecognized compensation cost related to restricted shares that is expected to be recognized over a weighted average period of 3.32 years. No restricted shares vested during the first quarter of 2006. The total fair value of shares vested during the first quarter of 2005 was $10.

     The Company pays cash dividends on all outstanding restricted shares.

4.   PER-SHARE AMOUNTS

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


                                                    THIRTEEN WEEKS ENDED
                                                  -----------------------
                                                   April 29,    April 30,
                                                     2006         2005
                                                  ----------   ----------
Basic calculation                                 16,389,962   16,122,555
Effect of dilutive shares ---
   Restricted Shares and Restricted Stock Units           --           --
   Options                                                --           --
                                                  ----------   ----------
Diluted calculation                               16,389,962   16,122,555
                                                  ==========   ==========

                            THE BON-TON STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

     The following securities were antidilutive and, therefore, were not included in the computation of diluted EPS for the periods indicated:

                                                   THIRTEEN WEEKS ENDED
                                                  ---------------------
                                                  April 29,   April 30,
                                                     2006        2005
                                                  ---------   ---------
Antidilutive shares ---
   Restricted Shares and Restricted Stock Units    526,165     345,093
   Options                                         510,919     554,509

     Certain securities were excluded from the computation of dilutive shares due to the Company's net loss position in the first quarters of 2006 and 2005. The following table shows the approximate effect of dilutive securities had the Company reported a profit for these periods:

                                                   THIRTEEN WEEKS ENDED
                                                  ---------------------
                                                  April 29,   April 30,
                                                     2006        2005
                                                  ---------   ---------
Effect of dilutive securities ---
   Restricted Shares and Restricted Stock Units     201,366     98,318
   Options                                           64,770    218,017

5.   DEBT

     On March 6, 2006, the Company and certain of its subsidiaries, Bank of America and certain other lenders entered into a Loan and Security Agreement ("New Senior Secured Credit Facility") which provides for up to $1,000,000 of revolver borrowings. The New Senior Secured Credit Facility includes a last-in, first-out revolving credit facility of up to $900,000 and a first-in, last-out revolving credit facility of up to $100,000 and has a sub-limit of $150,000 for the issuance of standby and documentary letters of credit. All borrowings under the New Senior Secured Credit Facility are limited by amounts available pursuant to a borrowing base calculation, which is based on percentages of eligible inventory, real estate and fixed assets, with a reduction for applicable reserves. The New Senior Secured Credit Facility is guaranteed by The Bon-Ton Stores, Inc. and certain of its subsidiaries. As part of the New Senior Secured Credit Facility, Bank of America and the other lenders will make available certain swing line loans in an aggregate amount not to exceed $75,000 at any one time outstanding. Borrowings under the New Senior Secured Credit Facility will bear interest at either (i) the prime rate established by Bank of America, from time to time, plus the applicable margin (the "Prime Rate") or (ii) the LIBOR rate from time to time plus the

                            THE BON-TON STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

applicable margin. The applicable margin will be determined by the excess availability under the New Senior Secured Credit Facility. The swing line loans will bear interest at the same rate applicable to last in, first out Prime Rate loans. The Company will be required to pay a commitment fee to the lenders for unused commitments at a rate of 0.25% to 0.30% per annum, based on excess availability under the New Senior Secured Credit Facility. The New Senior Secured Credit Facility expires March 6, 2011. Financial covenants contained in the New Senior Secured Credit Facility require that the minimum excess availability be greater than $75,000 at all times. In addition, there are certain restrictions against the incurrence of additional indebtedness, pledge or sale of assets, payment of dividends and distributions, and other similar restrictions. Dividends paid by the Company may not exceed $15,000 over the life of the agreement, or $4,000 in any single year. Capital expenditures are limited to $125,000 per year, with a one-year carryover of any prior year unused amount. The available borrowing capacity under the New Senior Secured Credit Facility will be used in the future for other general corporate purposes.

     On March 6, 2006, The Bon-Ton Department Stores, Inc., a wholly owned subsidiary of The Bon-Ton Stores, Inc., entered into an indenture (the "Indenture") with The Bank of New York, as trustee, under which The Bon-Ton Department Stores, Inc. issued $510,000 aggregate principal amount of its 10-1/4% Senior Notes due 2014 (the "Notes"). The Notes are guaranteed on a senior unsecured basis by the Company and by each of the Company's subsidiaries that is an obligor under the New Senior Secured Credit Facility. The Notes mature on March 15, 2014. The interest rate of the Notes is fixed at 10-1/4% per year. Interest on the Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2006. The Indenture includes covenants that limit the ability of the Company and its restricted subsidiaries to, among other things: incur additional debt; pay dividends and make distributions; make certain investments; enter into certain types of transactions with affiliates; use assets as security in other transactions; and sell certain assets or merge with or into other companies.

     On March 6, 2006, certain bankruptcy remote special purpose entities (each, an "SPE," and, collectively, the "SPEs") that are indirect wholly owned subsidiaries of The Bon-Ton Stores, Inc. entered into Loan Agreements with Bank of America, pursuant to which Bank of America provided a new mortgage loan facility in the aggregate principal amount of $260,000 (the "New Mortgage Loan Facility"). The New Mortgage Loan Facility has a term of ten years and is secured by mortgages on twenty-three retail stores and one distribution center owned by the SPEs. Each SPE entered into a lease with each of The Bon-Ton Stores, Inc. subsidiaries operating on such SPE's properties. A portion of the rental income received under these leases will be used to pay the debt service under the New Mortgage Loan Facility. The New Mortgage Loan Facility requires level monthly payments of principal and interest based on an amortization period of 25 years and the balance outstanding at the end of ten years will then become due and payable. The interest rate for the New Mortgage Loan Facility is a fixed rate of 6.2125%. Financial covenants contained in the New Mortgage Loan Facility require that the SPEs maintain certain financial thresholds, as defined.

     The Company used the net proceeds of the Notes offering along with additional borrowings under its New Senior Secured Credit Facility and New Mortgage Loan Facility to finance the acquisition of Carson's, pay related fees and expenses in connection with the acquisition and related financing transactions, and pay the outstanding balance under the Company's previous credit agreement.

                            THE BON-TON STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

6.   EXIT OR DISPOSAL ACTIVITIES

     On January 28, 2006, the Company closed its Great Northern and Shoppingtown stores in the Syracuse, New York area, its Walden Galleria store in Buffalo, New York and its Lebanon, Pennsylvania store. In connection with the closing of these four stores, the Company developed plans resulting in involuntary associate terminations and a lease termination fee. Payments during the first quarter of 2006 associated with liabilities recognized in connection with these store closings were as follows:

                                 Involuntary
                                 Termination      Lease
                                   Benefits    Termination   Total
                                 -----------   -----------   -----
Balance as of January 28, 2006      $ 122         $ 782      $ 904
Payments                             (117)         (168)      (285)
                                    -----         -----      -----
Balance as of April 29, 2006        $   5         $ 614      $ 619
                                    =====         =====      =====

     The Company expects to pay the balance of the involuntary associate termination payments during the thirteen weeks ending July 29, 2006, and the balance of the lease termination fee through February 1, 2008.

     In connection with the sale of its credit card accounts in July 2005, the Company developed plans resulting in involuntary associate terminations and contract terminations, with total costs of $534 and $200, respectively. The Company expects to pay the balance of the associate termination payments by February 3, 2007, while the liability for the contract termination costs will be paid over the remaining contract periods ending in May 2007. Activities during the first quarter of 2006 related to these costs are as follows:

                                 Involuntary
                                 Termination     Contract
                                   Benefits    Termination   Total
                                 -----------   -----------   -----
Balance as of January 28, 2006      $ 168         $168       $ 336
Provision                              15           --          15
Payments                             (107)         (31)       (138)
                                    -----         ----       -----
Balance as of April 29, 2006        $  76         $137       $ 213
                                    =====         ====       =====

     The above provision was included within selling, general and administrative expense.

                            THE BON-TON STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

7.   INTEGRATION ACTIVITIES

     In connection with the acquisition of Carson's, the Company developed certain integration plans. These plans include transferring Bon-Ton's existing merchandising and marketing functions to Carson's former headquarters in Milwaukee, Wisconsin, resulting in involuntary terminations and employee relocation costs, with total expected costs of $5,000 and $5,650, respectively. As of April 29, 2006, the Company has recorded within selling, general and administrative expense charges of $3,066 for involuntary terminations and $310 for employee relocations. No payments have been made as of April 29, 2006. The Company expects to pay the involuntary termination and employee relocation costs by February 3, 2007.

     In connection with the acquisition of The Elder-Beerman Stores Corp. in October 2003, the Company developed integration plans resulting in certain lease terminations. The liability balance as of January 28, 2006 for the lease terminations was $1,075. As of April 29, 2006, additional payments of $24 had been made. As of April 29, 2006, the liability balance for lease terminations was $1,051, which will be paid over the remaining contract periods ending in 2030.

8.   COMPREHENSIVE LOSS

     Comprehensive loss was determined as follows:

                                                       THIRTEEN
                                                     WEEKS ENDED
                                                ---------------------
                                                April 29,   April 30,
                                                   2006        2005
                                                ---------   ---------
Net loss                                        $(10,835)    $(4,412)
Other comprehensive income:
Cash flow hedge derivative income, net of tax          5         157
                                                --------     -------
Comprehensive loss                              $(10,830)    $(4,255)
                                                ========     =======

9.   EMPLOYEE BENEFIT PLANS

     The Company provides eligible employees with retirement benefits under a 401(k) salary reduction and retirement contribution plan (the "Plan"). The Company made an annual contribution of $4,054 to the Plan during the first quarter of 2006. The Company recorded Plan expense of $1,943 and $760 during the first quarters of 2006 and 2005, respectively.

                            THE BON-TON STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

     The Company provides the Bon-Ton supplementary pension plan to certain key executives and former employees. Net periodic benefit expense includes the following components:

                                      THIRTEEN
                                    WEEKS ENDED
                               ---------------------
                               April 29,   April 30,
                                  2006        2005
                               ---------   ---------
Service cost                      $19         $19
Interest cost                      53          54
                                  ---         ---
Net periodic benefit expense      $72         $73
                                  ===         ===

     During the first quarter of 2006, contributions of $61 have been made to the Bon-Ton supplementary pension plan. The Company anticipates contributing an additional $165 to fund the Bon-Ton supplementary pension plan in fiscal 2006 for an annual total of $226.

     As part of the Carson's acquisition (see Note 2), the Company acquired a defined benefit plan, supplemental pension plans and a retiree health care plan. A valuation of each of the plans is currently being performed by a third-party actuarial firm. The Company expects that these valuations will be completed during the thirteen week period ending July 29, 2006. Therefore, the Company is unable at this time to estimate required fiscal 2006 cash contributions to these plans. Based on preliminary expense projections, the Company believes that the expenses related to the plans for the period of March 5, 2006 through April 29, 2006 are not material.

10.  CONTINGENCIES

     The Company is involved in various legal matters arising in the ordinary course of business. In the opinion of Company management, the outcome of such proceedings and litigation will not have a material adverse impact on the Company's financial position, results of operations or liquidity.

11.  SUBSEQUENT EVENT

     On May 24, 2006, the Company announced a quarterly cash dividend of $0.025 per share on Class A Common Stock and Common Stock, payable August 1, 2006 to shareholders of record as of July 14, 2006.

                            THE BON-TON STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

12.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

     On March 6, 2006, The Bon-Ton Department Stores, Inc., a wholly owned subsidiary of the Company, entered into an Indenture with The Bank of New York, as trustee, under which The Bon-Ton Department Stores, Inc. issued $510,000 aggregate principal amount of its 10-1/4% Senior Notes due 2014 (see Note 5). The Notes are guaranteed on a senior unsecured basis by the Company and by each of the Company's subsidiaries, other than The Bon-Ton Department Stores, Inc., that is an obligor under the New Senior Secured Credit Facility.

     The condensed consolidating financial information for the Company, the Company's guarantor subsidiaries (including The Bon-Ton Department Stores, Inc.) and the Company's non-guarantor subsidiaries as of April 29, 2006 and for the first quarters of 2006 and 2005, as presented below, have been prepared from the books and records maintained by the Company and the guarantor and non-guarantor subsidiaries. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the guarantor and non-guarantor subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from affiliates will exist at any time.

                            THE BON-TON STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                            THE BON-TON STORES, INC.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 APRIL 29, 2006

                                                          Bon-Ton
                                                           (Parent     Guarantor    Non-Guarantor   Consolidating      Company
                                                          Company)   Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                                          --------   ------------   -------------   -------------   ------------
Assets
Current assets:
   Cash and cash equivalents                              $      1    $   20,772       $  2,200       $      --      $   22,973
   Merchandise inventories                                      --       772,773             --              --         772,773
   Prepaid expenses and other current assets                    --        61,824          1,475              --          63,299
   Deferred income taxes                                        --         8,956             --              --           8,956
                                                          --------    ----------       --------       ---------      ----------
      Total current assets                                       1       864,325          3,675              --         868,001
                                                          --------    ----------       --------       ---------      ----------
Property, fixtures and equipment at cost, net                   --       461,548        323,163              --         784,711
Deferred income taxes                                           --        50,410             --              --          50,410
Goodwill                                                        --       246,108             --              --         246,108
Intangible assets, net                                          --        86,949             --              --          86,949
Investment in and advances to (from) affiliates            282,968      (135,140)           899        (148,727)             --
Other long-term assets                                          --        27,803          3,371              --          31,174
                                                          --------    ----------       --------       ---------      ----------
   TOTAL ASSETS                                           $282,969    $1,602,003       $331,108       $(148,727)     $2,067,353
                                                          ========    ==========       ========       =========      ==========
Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                       $     --    $  222,224       $     --       $      --      $  222,224
   Accrued payroll and benefits                                 --        58,420             --              --          58,420
   Accrued expenses                                             --       158,477          1,307              --         159,784
   Current maturities of long-term debt and obligations
      under capital leases                                      --         1,866          5,449                           7,315
   Income taxes payable                                         --         3,634             --              --           3,634
                                                          --------    ----------       --------       ---------      ----------
      Total current liabilities                                 --       444,621          6,756              --         451,377
Long-term debt and obligations under capital leases,
   less current maturities                                      --       998,717        263,682              --       1,262,399
Other long-term liabilities                                     --        70,608             --              --          70,608
                                                          --------    ----------       --------       ---------      ----------
   TOTAL LIABILITIES                                            --     1,513,946        270,438              --       1,784,384
                                                          --------    ----------       --------       ---------      ----------
SHAREHOLDERS' EQUITY                                       282,969        88,057         60,670        (148,727)        282,969
                                                          --------    ----------       --------       ---------      ----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $282,969    $1,602,003       $331,108       $(148,727)     $2,067,353
                                                          ========    ==========       ========       =========      ==========

                            THE BON-TON STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                            THE BON-TON STORES, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       THIRTEEN WEEKS ENDED APRIL 29, 2006

                                        Bon-Ton
                                         (Parent     Guarantor    Non-Guarantor   Consolidating      Company
                                        Company)   Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                        --------   ------------   -------------   -------------   ------------
Net sales                               $     --     $561,774        $    --         $    --        $561,774
Other income                                  --       14,813             --              --          14,813
                                        --------     --------        -------         -------        --------
                                              --      576,587             --              --         576,587
Costs and expenses:
   Costs of merchandise sold                  --      351,580             --              --         351,580
   Selling, general and administrative         2      204,109              5          (4,336)        199,780
   Depreciation and amortization              --       16,556          2,660              --          19,216
                                        --------     --------        -------         -------        --------
Income (loss) from operations                 (2)       4,342         (2,665)          4,336           6,011
Other income (expense):
   Intercompany interest income            1,700           --             --          (1,700)             --
   Intercompany rental income                 --           --          4,336          (4,336)             --
   Equity in earnings of subsidiaries    (19,555)      (1,257)            --          20,812              --
   Interest expense, net                      --      (22,640)        (2,928)          1,700         (23,868)
                                        --------     --------        -------         -------        --------
Income (loss) before income taxes        (17,857)     (19,555)        (1,257)         20,812         (17,857)
Income tax provision (benefit)            (7,022)      (7,690)          (494)          8,184          (7,022)
                                        --------     --------        -------         -------        --------
NET INCOME (LOSS)                       $(10,835)    $(11,865)       $  (763)        $12,628        $(10,835)
                                        ========     ========        =======         =======        ========

                            THE BON-TON STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                            THE BON-TON STORES, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       THIRTEEN WEEKS ENDED APRIL 30, 2005

                                          Bon-Ton
                                          (Parent      Guarantor    Non-Guarantor   Consolidating      Company
                                         Company)    Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                         --------    ------------   -------------   -------------   ------------
Net sales                                $    --       $262,533         $  --          $    --        $262,533
Other income                                  --          2,158            --               --           2,158
                                         -------       --------         -----          -------        --------
                                              --        264,691            --               --         264,691
Costs and expenses:
   Costs of merchandise sold                  --        167,415            --               --         167,415
   Selling, general and administrative         1         95,324             1             (662)         94,664
   Depreciation and amortization              --          6,106           327                            6,433
                                         -------       --------         -----          -------        --------
Income (loss) from operations                 (1)        (4,154)         (328)             662          (3,821)

Other income (expense):
   Intercompany interest income            2,549             --            --           (2,549)             --
   Intercompany rental income                 --             --           662             (662)             --
   Equity in earnings of subsidiaries     (9,675)          (130)           --            9,805              --
   Interest expense, net                      --         (5,391)         (464)           2,549          (3,306)
                                         -------       --------         -----          -------        --------
Income (loss) before income taxes         (7,127)        (9,675)         (130)           9,805          (7,127)
Income tax provision (benefit)            (2,715)        (3,686)          (50)           3,736          (2,715)
                                         -------       --------         -----          -------        --------
NET INCOME (LOSS)                        $(4,412)      $ (5,989)        $ (80)         $ 6,069        $ (4,412)
                                         =======       ========         =====          =======        ========

                            THE BON-TON STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                            THE BON-TON STORES, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       THIRTEEN WEEKS ENDED APRIL 29, 2006

                                                               Bon-Ton
                                                               (Parent     Guarantor    Non-Guarantor   Consolidating      Company
                                                              Company)   Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                                              --------   ------------   -------------   -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:                          $(965)    $   (45,207)      $2,440            $--        $   (43,732)
                                                               -----     -----------       ------            ---        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                           --         (15,220)          --             --            (15,220)
   Acquisition, net of cash acquired                              --      (1,055,527)          --             --         (1,055,527)
   Proceeds from sale of property, fixtures and equipment         --             535           --             --                535
                                                               -----     -----------       ------            ---        -----------
      Net cash used in investing activities                       --      (1,070,212)          --             --         (1,070,212)
                                                               -----     -----------       ------            ---        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt and capital lease obligations       --        (205,707)        (240)            --           (205,947)
   Proceeds from issuance of long-term debt                       --       1,359,110           --             --          1,359,110
   Cash dividends paid                                          (422)             --                          --               (422)
   Proceeds from stock options exercised                         546              --           --             --                546
   Excess tax benefit from exercise of stock options             832              --           --             --                832
   Deferred financing costs paid                                  --         (27,549)          --             --            (27,549)
   Increase in bank overdraft balances                            --             576           --             --                576
                                                               -----     -----------       ------            ---        -----------
      Net cash provided by (used in) financing activities        956       1,126,430         (240)            --          1,127,146
                                                               -----     -----------       ------            ---        -----------
      Net increase (decrease) in cash and cash equivalents        (9)         11,011        2,200             --             13,202
                                                               -----     -----------       ------            ---        -----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  10           9,761           --             --              9,771
                                                               -----     -----------       ------            ---        -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $   1     $    20,772       $2,200            $--        $    22,973
                                                               =====     ===========       ======            ===        ===========

                            THE BON-TON STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                            THE BON-TON STORES, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       THIRTEEN WEEKS ENDED APRIL 30, 2005

                                                               Bon-Ton
                                                               (Parent     Guarantor    Non-Guarantor   Consolidating      Company
                                                              Company)   Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                                              --------   ------------   -------------   -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:                          $(130)      $(42,923)        $ 223            $--          $(42,830)
                                                               -----       --------         -----            ---          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                           --         (2,695)           --             --            (2,695)
   Proceeds from sale of property, fixtures and equipment         --             98            --             --                98
                                                               -----       --------         -----            ---          --------
      Net cash used in investing activities                       --         (2,597)           --             --            (2,597)
                                                               -----       --------         -----            ---          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt and capital lease obligations       --        (58,590)         (223)            --           (58,813)
   Proceeds from issuance of long-term debt                       --         98,400            --             --            98,400
   Cash dividends paid                                          (415)            --            --             --              (415)
   Proceeds from stock options exercised                         558             --            --             --               558
   Deferred financing costs paid                                  --            (67)           --             --               (67)
   Decrease in bank overdraft balances                            --         (2,408)           --             --            (2,408)
                                                               -----       --------         -----            ---          --------
      Net cash provided by (used in) financing activities        143         37,335          (223)            --            37,255
                                                               -----       --------         -----            ---          --------
      Net increase (decrease) in cash and cash equivalents        13         (8,185)           --             --            (8,172)
                                                               -----       --------         -----            ---          --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   2         22,906            --             --            22,908
                                                               -----       --------         -----            ---          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $  15       $ 14,721         $  --            $--          $ 14,736
                                                               =====       ========         =====            ===          ========

                            THE BON-TON STORES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For purposes of the following discussions, all references to "first quarter of 2006" and "first quarter of 2005" are to the thirteen-week periods ended April 29, 2006 and April 30, 2005, respectively, of The Bon-Ton Stores, Inc. and all of its wholly owned subsidiaries (collectively, the "Company," unless the context otherwise indicates the term refers to The Bon-Ton Stores, Inc.).

OVERVIEW

     Effective March 5, 2006, pursuant to the October 29, 2005 purchase agreement with Saks Incorporated ("Saks"), as amended, the Company acquired all of the outstanding securities of two subsidiaries of Saks that were solely related to the business of owning and operating the 142 retail department stores operated under the names Carson Pirie Scott, Younkers, Herberger's, Boston Store and Bergner's (collectively, "Carson's"). The stores are located in twelve states in the Midwest and Great Plains regions. Under the terms of the purchase agreement, the Company paid approximately $1.05 billion in cash for Carson's. The purchase price remains subject to certain post-closing adjustments. Carson's stores encompass a total of approximately 15 million gross square feet in mid-sized and metropolitan markets.

     To finance the acquisition and the payoff of the Company's previous revolving credit facility, the Company entered into a new revolving credit facility which provides for up to $1.0 billion in borrowings, issued $510.0 million in senior unsecured notes, and entered into a new mortgage loan facility in the aggregate principal amount of $260.0 million.

     As a result of the acquisition of Carson's, the Company is now the second largest regional department store operator in the United States, in terms of sales, with 278 stores that encompass a total of approximately 27 million gross square feet across the Northeastern, Midwestern and Great Plains states. The Company's management believes that the acquisition will enhance the Company's product offerings, strengthen its vendor and customer relationships and increase its profitability. The Company's scale will make it an important distribution channel for leading merchandise vendors and will enhance its ability to offer its customers nationally distributed brands and exclusive merchandise. Furthermore, the Company's management believes that the Company will continue to enjoy the #1 or #2 market position among department stores in most of the markets in which it operates.

     The Company competes in the department store segment of the U.S. retail industry. Department stores have historically dominated apparel and accessories retailing, occupying a cornerstone in the U.S. retail landscape for more than 100 years. Over time, department stores have evolved from single unit, family owned, urban locations to regional and national chains serving communities of all sizes. The department store industry continues to evolve in response to ongoing consolidation among apparel and accessory vendors as well as the evolution of competitive retail formats -- mass merchandisers, national chain retailers, specialty retailers and online retailers. The Company's segment of the retail industry is highly competitive, and the Company anticipates that competitive pressures and challenges will continue in the foreseeable future.

                            THE BON-TON STORES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

                                                THIRTEEN
                                              WEEKS ENDED
                                         ---------------------
                                         April 29,   April 30,
                                            2006        2005
                                         ---------   ---------
Net sales                                  100.0%      100.0%
Other income                                 2.6         0.8
                                           -----       -----
                                           102.6       100.8
                                           -----       -----
Costs and expenses:
   Costs of merchandise sold                62.6        63.8
   Selling, general and administrative      35.6        36.1
   Depreciation and amortization             3.4         2.5
                                           -----       -----
Income (loss) from operations                1.1        (1.5)
Interest expense, net                        4.2         1.3
                                           -----       -----
Loss before income taxes                    (3.2)       (2.7)
Income tax benefit                          (1.2)       (1.0)
                                           -----       -----
Net loss                                    (1.9)%      (1.7)%
                                           =====       =====

THIRTEEN WEEKS ENDED APRIL 29, 2006 COMPARED TO THIRTEEN WEEKS ENDED APRIL 30, 2005

     NET SALES: Net sales for the first quarter of 2006 were $561.8 million as compared to $262.5 million for the first quarter of 2005. Sales in the first quarter of 2006 include $311.3 million from Carson's for the period March 5, 2006 through April 29, 2006. Comparable store sales decreased 2.9%. Sales for Carson's stores are not included in the Company's reported comparable store sales, therefore, the following comparable store sales are provided for informational purposes only: For the period from March 5, 2006 through April 29, 2006, Carson's comparable store sales increased 1.7% over the prior year period.

     The best performing merchandise categories in the comparable stores in the first quarter of 2006 were Ladies' Special Sizes (included in Women's Clothing) and Shoes. The performance in Ladies' Special Sizes reflects the Company's increased emphasis and corresponding inventory investment. Shoe sales increased as customers continued to respond favorably to the Company's offerings in moderately priced branded casual footwear. The poorest performing merchandise categories in the first quarter of 2006 were Dresses and Coats (both included in Women's Clothing), Accessories and Men's. Dresses and Coats sales have been trending down and, consequently, the Company reduced its inventory investment in these areas. Accessories sales reflected the lack of clearance merchandise as compared to the prior year. Sales in Men's clothing were impacted by the lack of customer demand for traditional business attire.

                            THE BON-TON STORES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

     OTHER INCOME: Other income was $14.8 million, or 2.6% of net sales, in the first quarter of 2006 compared to $2.2 million, or 0.8% of net sales, in the first quarter of 2005. The increase was primarily due to the program revenue received in the first quarter of 2006 under the credit card program agreement with HSBC Bank Nevada, N.A.

     COSTS AND EXPENSES: Gross margin was $210.2 million for the first quarter of 2006 compared to $95.1 million for the first quarter of 2005, an increase of $115.1 million. The increase in gross margin dollars for the first quarter of 2006 as compared to the first quarter of 2005 reflects the addition of the Carson's stores, partially offset by lower sales volume and a reduced gross margin rate for the comparable stores. Gross margin as a percentage of net sales increased 1.2 percentage points to 37.4% for the first quarter of 2006 from 36.2% for the same period last year. The increase in gross margin rate primarily reflects the addition of the Carson's stores at a rate higher than historical Bon-Ton performance, partially offset by the increased net markdown rate for the comparable stores.

     Selling, general and administrative expense for the first quarter of 2006 were $199.8 million compared to $94.7 million for the first quarter of 2005, reflecting an increase of $105.1 million. Selling, general and administrative expense increased due to the addition of the Carson's stores and integration expenses, partially offset by reductions for closed stores. Integration expenses, net of cost savings, approximated $4.1 million and included a charge of $3.4 million for severance and relocation. The current year expense rate decreased 0.5 percentage point to 35.6% of net sales, compared to 36.1% for the same period last year.

     Depreciation and amortization expense in the first quarter of 2006 was $19.2 million, an increase of $12.8 million compared to the $6.4 million expense in the first quarter of 2005, primarily reflecting the addition of Carson's depreciation and amortization from the preliminary purchase accounting for the acquired Carson's operations.

     INCOME (LOSS) FROM OPERATIONS: Income from operations in the first quarter of 2006 was $6.0 million, or 1.1% of net sales, compared to a loss of $3.8 million, or 1.5% of net sales, in the first quarter of 2005.

     INTEREST EXPENSE, NET: Net interest expense was $23.9 million, or 4.2% of net sales, in the first quarter of 2006 compared to $3.3 million, or 1.3% of net sales, in the first quarter of 2005. The $20.6 million net increase is principally due to the increased debt required to fund the acquisition of Carson's. In addition, in the first quarter of 2006, the Company recorded charges of $2.3 million for the write-off of fees associated with the Company's previous credit agreement and $4.5 million for fees associated with a bridge facility required in connection with the financing for the acquisition of Carson's.

     INCOME TAX BENEFIT: The tax rate of 39.3% in the first quarter of 2006 was
1.2 percentage points higher than the rate of 38.1% in the first quarter of 2005. The increase principally reflects the impact of the Carson's operations on the Company's state effective tax rate.

     NET LOSS: Net loss in the first quarter of 2006 was $10.8 million, or 1.9% of net sales, compared to a net loss of $4.4 million, or 1.7% of net sales, in the first quarter of 2005.

                            THE BON-TON STORES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

SEASONALITY AND INFLATION

     The Company's business, like that of most retailers, is subject to seasonal fluctuations, with the major portion of sales and income realized during the second half of each fiscal year, which includes back-to-school and the holiday season. Due to the fixed nature of certain costs, selling, general and administrative expenses are typically higher as a percentage of net sales during the first half of each fiscal year. The Company finances increases in working capital in the second half of each fiscal year through increased borrowings under its revolving credit facility.

     Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of results that may be achieved for a full fiscal year. In addition, quarterly operating results are impacted by the timing and amount of revenues and costs associated with the opening of new stores and closing and remodeling of existing stores.

     The Company does not believe inflation had a material effect on operating results during the first quarters of 2006 and 2005. However, there can be no assurance that the Company's business will not be affected by inflationary adjustments in the future.

LIQUIDITY AND CAPITAL RESOURCES

     The following table summarizes material measures of the Company's liquidity and capital resources:

                                                April 29,   April 30,
(Dollars in millions)                              2006        2005
                                                ---------   ---------
Working capital                                  $ 416.6     $ 291.7
Current ratio                                     1.92:1      2.81:1
Debt to total capitalization (1)                  0.82:1      0.46:1
Unused availability under lines of credit (2)    $ 257.6     $  50.0

(1) Debt includes obligations under capital leases. Total capitalization includes shareholders' equity, debt and obligations under capital leases.

(2) Subject to a minimum borrowing covenant of $75 and $10 as of April 29, 2006 and January 28, 2006, respectively.

     Prior to March 6, 2006, the Company's primary sources of working capital were cash flows from operations and borrowings under its revolving credit facility. On March 6, 2006, to finance the acquisition of Carson's and the related payoff of the Company's previous revolving credit facility, the Company entered into a new revolving credit facility which provides for up to $1.0 billion in borrowings, issued $510.0 million in senior unsecured notes, and entered into a new mortgage loan facility in the aggregate principal amount of $260.0 million.

                            THE BON-TON STORES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

     Increases in working capital, debt to total capitalization and unused availability under lines of credit, and a decrease in the current ratio, for the first quarter of 2006, as compared to the first quarter of 2005, reflect the addition of the Carson's operations and the increase in debt to fund the acquisition.

     Net cash used in operating activities amounted to $43.7 million in the first quarter of 2006, as compared to $42.8 million in the first quarter of 2005.

     Net cash used in investing activities amounted to $1,070.2 million in the first quarter of 2006, as compared to $2.6 million in the first quarter of 2005. The increase of $1,067.6 million reflects the acquisition of Carson's and an increase in capital expenditures of $12.5 million in the first quarter of 2006 over the prior year period.

     Net cash provided by financing activities amounted to $1,127.1 million in the first quarter of 2006, as compared to $37.3 million in the first quarter of 2005. The increase of $1,089.9 million in net cash provided in the first quarter of 2006 primarily reflects the issuance of debt used to finance the acquisition of Carson's and refinancing of the Company's previous revolving credit facility.

     Prior to March 6, 2006, the Company's amended and restated revolving credit facility agreement (the "Credit Agreement") provided a revolving line of credit of $300.0 million. In connection with the acquisition of Carson's and the related financing arrangements, discussed below, the Credit Agreement was terminated and simultaneously replaced by a new senior secured credit facility on March 6, 2006. There were no prepayment or early termination premiums or penalties in connection with the termination of the Credit Agreement. All deferred financing costs as of March 6, 2006 associated with the Credit Agreement, which totaled $2.3 million, were expensed immediately upon termination of the Credit Agreement.

     On March 6, 2006, the Company and certain of its subsidiaries, Bank of America, N.A. ("Bank of America") and certain other lenders entered into a Loan and Security Agreement ("New Senior Secured Credit Facility") which provides for up to $1.0 billion of revolver borrowings. The New Senior Secured Credit Facility includes a last-in, first-out revolving credit facility of up to $900.0 million and a first-in, last-out revolving credit facility of up to $100.0 million, and has a sub-limit of $150.0 million for the issuance of standby and documentary letters of credit. All borrowings under the New Senior Secured Credit Facility are limited by amounts available pursuant to a borrowing base calculation, which is based on percentages of eligible inventory, real estate and fixed assets, with a reduction for applicable reserves. The New Senior Secured Credit Facility is guaranteed by The Bon-Ton Stores, Inc. and certain of its subsidiaries. As part of the New Senior Secured Credit Facility, Bank of America and the other lenders will make available certain swing line loans in an aggregate amount not to exceed $75.0 million outstanding at any one time. Borrowings under the New Senior Secured Credit Facility will bear interest at either (i) the prime rate established by Bank of America, from time to time, plus the applicable margin (the "Prime Rate") or (ii) the LIBOR rate from time to time plus the applicable margin. The applicable margin will be determined by the excess availability under the New Senior Secured Credit Facility. The swing line loans will bear interest at the same rate applicable to last-in, first-out Prime Rate loans. The Company will be required to pay a commitment fee to the lenders for unused commitments at a rate of 0.25% to 0.30% per annum, based on excess availability under the facility. The New Senior Secured Credit Facility expires March 6, 2011. Financial covenants contained in the New Senior Secured Credit Facility require that the minimum excess availability under the facility be

                            THE BON-TON STORES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

greater than $75.0 million at all times. In addition, there are certain restrictions against incurring additional indebtedness, pledge or sale of assets, payment of dividends and distributions, and other similar restrictions. Dividends paid by the Company may not exceed $15.0 million over the life of the agreement, or $4.0 million in any single year. Capital expenditures are limited to $125.0 million per year, with a one-year carryover of any prior year unused amount. The proceeds of the March 6, 2006 borrowings under the New Senior Secured Credit Facility were used to pay the outstanding balance under the Credit Agreement and a portion of the purchase price for the acquisition of Carson's. The available borrowing capacity under this facility will be used for other general corporate purposes. As of April 29, 2006, the Company had $416.7 million of outstanding borrowings under the New Senior Secured Credit Facility and, under the most restrictive covenant, the Company had the ability to borrow an additional $182.6 million.

     On March 6, 2006, The Bon-Ton Department Stores, Inc., a wholly owned subsidiary of The Bon-Ton Stores, Inc., entered into an Indenture (the "Indenture") with The Bank of New York, as trustee, under which The Bon-Ton Department Stores, Inc. issued $510.0 million aggregate principal amount of its 10-1/4% Senior Notes due 2014 (the "Notes"). The Notes are guaranteed on a senior unsecured basis by The Bon-Ton Stores, Inc. and certain of its subsidiaries. The Notes mature on March 15, 2014. The interest rate of the Notes is fixed at 10-1/4% per year. Interest on the Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2006. The Indenture includes covenants that limit the ability of the Company and its restricted subsidiaries to, among other things: incur additional debt; pay dividends and make distributions; make certain investments; enter into certain types of transactions with affiliates; use assets as security in other transactions; and sell certain assets or merge with or into other companies.

     On March 6, 2006, certain bankruptcy-remote special purpose entities (each an "SPE" and collectively the "SPEs") that are indirect wholly owned subsidiaries of The Bon-Ton Stores, Inc. entered into Loan Agreements with Bank of America, pursuant to which Bank of America provided a new mortgage loan facility in the aggregate principal amount of $260.0 million (the "New Mortgage Loan Facility"). The New Mortgage Loan Facility has a term of ten years and is secured by mortgages on twenty-three retail stores and one distribution center owned by the SPEs. Each SPE entered into a lease with each of The Bon-Ton Stores, Inc. subsidiaries operating on such SPE's properties. A portion of the rental income received under these leases will be used to pay the debt service under the New Mortgage Loan Facility. The New Mortgage Loan Facility requires level monthly payments of principal and interest based on an amortization period of 25 years and the balance outstanding at the end of ten years will then become due and payable. The interest rate for the New Mortgage Loan Facility is fixed at 6.2125%. Financial covenants contained in the New Mortgage Loan Facility require that the SPEs maintain certain financial thresholds, as defined.

     The Company used the net proceeds of the Notes offering along with additional borrowings under its New Senior Secured Credit Facility and New Mortgage Loan Facility to finance the acquisition of Carson's, refinance the Credit Agreement, and pay related fees and expenses in connection with the acquisition and related financing transactions.

     Aside from planned capital expenditures, the Company's primary cash requirements will be to service debt and finance working capital increases during peak selling seasons.

                            THE BON-TON STORES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

     The Company paid a quarterly cash dividend of $0.025 per share on shares of Class A common stock and common stock to shareholders on May 1, 2006 to shareholders of record as of April 15, 2006. Additionally, the Company declared a quarterly cash dividend of $0.025 per share, payable August 1, 2006 to shareholders of record as of July 14, 2006. The Company's Board of Directors will consider dividends in subsequent periods as it deems appropriate.

     The Company's capital expenditures for the first quarter of 2006 totaled $15.2 million. Capital expenditures for fiscal 2006 are planned at approximately $91.0 million.

     The Company anticipates that its cash flows from operations, supplemented by borrowings under its New Senior Secured Credit Facility, will be sufficient to satisfy its operating cash requirements for at least the next twelve months.

     Cash flows from operations are impacted by consumer confidence, weather in the geographic markets served by the Company, and economic and competitive conditions existing in the retail industry. A downturn in any single factor or a combination of factors could have a material adverse impact upon the Company's ability to generate sufficient cash flows to operate its business.

     The Company has not identified any probable circumstances that would likely impair its ability to meet its cash requirements or trigger a default or acceleration of payment of its debt.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     The following tables reflect the Company's contractual obligations and commitments as of April 29, 2006:

CONTRACTUAL OBLIGATIONS

                                                Payment due by period
                         ------------------------------------------------------------------
                                      Remainder of   Fiscal 2007   Fiscal 2009
(Dollars in thousands)      Total      Fiscal 2006     and 2008      and 2010    Thereafter
                         ----------   ------------   -----------   -----------   ----------
Long-term debt (1)       $1,767,394     $ 44,398       $149,760      $150,760    $1,422,476
Capital leases              132,529        5,455         14,574        15,000        97,500
Building maintenance         15,409        7,664          7,745            --            --
Operating leases            638,405       65,078        159,488       134,940       278,899
                         ----------     --------       --------      --------    ----------
   Totals                $2,553,737     $122,595       $331,567      $300,700    $1,798,875
                         ==========     ========       ========      ========    ==========

(1) Excludes interest under long-term debt obligations where such interest is calculated on a variable basis. Debt within the "Thereafter" category includes $416.7 million in variable rate debt under the New Senior Secured Credit Facility, which is scheduled to expire in 2011.

     In addition, the Company expects to make cash contributions to the Bon-Ton supplementary pension plans in the amount of $0.2 million for the remainder of fiscal 2006, $0.3 million for each year of fiscal 2007 through 2010 and $1.7 million in the aggregate for the five fiscal years thereafter. Note 9 to the Notes to Consolidated Financial Statements (Unaudited) provides a more complete description of the Company's supplementary pension plans.

                            THE BON-TON STORES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

     As part of the Carson's acquisition, the Company acquired a defined benefit plan, supplemental pension plans and a retiree health care plan. A valuation of each of the plans is currently being performed by a third-party actuarial firm. The Company expects that these valuations will be completed during the thirteen week period ending July 29, 2006. Therefore, the Company is unable at this time to estimate required fiscal 2006 cash contributions to these plans. Note 2 to the Notes to Consolidated Financial Statements (Unaudited) provides a description of the Carson's acquisition and related preliminary purchase accounting.

COMMITMENTS

                                            Amount of expiration per period
                            ---------------------------------------------------------------
                                      Remainder of   Fiscal 2007   Fiscal 2009
(Dollars in thousands)       Total     Fiscal 2006     and 2008      and 2010    Thereafter
                            -------   ------------   -----------   -----------   ----------
Import merchandise
   letters of credit        $37,024      $37,024         $--           $--           $--
Standby letters of credit     1,617        1,617          --            --            --
Surety bonds                  2,927        2,927          --            --            --
                            -------      -------         ---           ---           ---
   Totals                   $41,568      $41,568         $--           $--           $--
                            =======      =======         ===           ===           ===

     Import letters of credit are primarily issued to support the importing of merchandise, which includes the Company's private brand goods. Standby letters of credit are primarily issued as collateral for obligations related to general liability and workers' compensation insurance. Surety bonds are primarily for previously incurred and expensed obligations related to workers' compensation.

     In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise up to twelve months in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.

CRITICAL ACCOUNTING POLICIES

     The Company's discussion and analysis of financial condition and results of operations are based upon the Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Preparation of these financial statements required the Company to make estimates and judgments that affected reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of its financial statements. On an ongoing basis, the Company evaluates its estimates, including those related to merchandise returns, bad debts, inventories, goodwill, intangible assets, income taxes, financings, contingencies, insurance reserves and litigation. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which formed the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

                            THE BON-TON STORES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

     Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially lead to materially different results under different assumptions and conditions. The Company believes its critical accounting policies are as described below.

INVENTORY VALUATION

     Inventories are stated at the lower of cost or market with cost determined by the retail inventory method. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margin is derived by applying a calculated cost-to-retail ratio to the retail value of inventories. The retail inventory method is an averaging method that has been widely used in the retail industry. Use of the retail inventory method will result in valuing inventories at the lower of cost or market if markdowns are taken timely as a reduction of the retail value of inventories.

     Inherent in the retail inventory method calculation are certain significant management judgments and estimates including, among others, merchandise markups, markdowns and shrinkage, which significantly impact both the ending inventory valuation at cost and the resulting gross margin. These significant estimates, coupled with the fact that the retail inventory method is an averaging process, can, under certain circumstances, result in individual inventory components with cost above related net realizable value. Factors that can lead to this result include applying the retail inventory method to a group of products that is not fairly uniform in terms of its cost, selling price relationship and turnover; or applying the retail inventory method to transactions over a period of time that include different rates of gross profit, such as those relating to seasonal merchandise. In addition, failure to take timely markdowns can result in an overstatement of cost under the lower of cost or market principle. The Company believes that the retail inventory method it uses provides an inventory valuation that approximates cost and results in carrying inventory in the aggregate at the lower of cost or market.

     The Company regularly reviews inventory quantities on-hand and records an adjustment for excess or old inventory based primarily on an estimated forecast of merchandise demand for the selling season. Demand for merchandise can fluctuate greatly. A significant increase in the demand for merchandise could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on-hand. Additionally, estimates of future merchandise demand may prove to be inaccurate, in which case the Company may have understated or overstated the adjustment required for excess or old inventory. If the Company's inventory is determined to be overvalued in the future, the Company would be required to recognize such costs in costs of goods sold and reduce operating income at the time of such determination. Likewise, if inventory is later determined to be undervalued, the Company may have overstated the costs of goods sold in previous periods and would recognize additional operating income when such inventory is sold. Therefore, although every effort is made to ensure the accuracy of forecasts of future merchandise demand, any significant unanticipated changes in demand or in economic conditions within the Company's markets could have a significant impact on the value of its inventory and reported operating results.

                            THE BON-TON STORES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

     The Company uses a last-in, first-out ("LIFO") cost basis for valuation of certain inventories. As is currently the case with many companies in the retail industry, the Company's LIFO calculations have yielded inventory increases in recent years due to deflation reflected in price indices used. This is the result of the LIFO method whereby merchandise sold is valued at the cost of more recent inventory purchases (which the deflationary indices indicate to be lower), resulting in the general inventory on-hand being carried at the older, higher costs. Given these higher values and the promotional retail environment, the Company reduced the carrying value of its LIFO inventories to a net realizable value ("NRV"). These reductions totaled $23.7 million as of April 29, 2006 and January 28, 2006. Inherent in these NRV assessments are significant management judgments and estimates regarding future merchandise selling costs and pricing. Should these estimates prove to be inaccurate, the Company may have overstated or understated its inventory carrying value. In such cases, operating results would ultimately be impacted.

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

     Additionally, allowances are received from vendors in connection with cooperative advertising programs. Advertising allowances received from each vendor are reviewed to ensure reimbursements are for specific, incremental and identifiable advertising costs incurred to sell the vendor's products. If a vendor reimbursement exceeds the costs incurred, the excess reimbursement is recorded as a reduction of cost purchases from the vendor and reflected as a reduction of costs of merchandise sold when the related merchandise is sold. All other amounts are recognized as a reduction of the related advertising costs that have been incurred and reflected in selling, general and administrative expenses.

INCOME TAXES

     Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against net deferred tax assets. The process involves summarizing temporary differences resulting from differing treatment of items (e.g., allowance for doubtful accounts) for tax and accounting purposes. These differences and net operating loss carry-forwards result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The Company must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and, to the extent it does not believe recovery of the deferred tax asset is more-likely-than-not, a valuation allowance must be established. To the extent a valuation allowance is established in a period, an expense must be recorded within the income tax provision in the statement of income.

                            THE BON-TON STORES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

LONG-LIVED ASSETS

     Property, fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in the Company's business model or capital strategy can result in the actual useful lives differing from its estimates. In cases where the Company determines that the useful life of property, fixtures and equipment should be shortened, it depreciates the net book value in excess of the salvage value over its revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or leasehold improvements could also result in shortened useful lives. The Company's net property, fixtures and equipment amounted to $784.7 million and $167.7 million at April 29, 2006 and January 28, 2006, respectively.

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

     Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires the Company to recognize an impairment loss if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows. Impairment losses on long-lived assets used in operations are recorded when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Cash flow estimates are based on historical results adjusted to reflect the Company's best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Estimates of fair value represent the Company's best estimate based on industry trends and reference to market rates and transactions, if available. Should cash flow estimates differ significantly from actual results, an impairment could arise and materially impact the Company's financial position and results of operations. Given the seasonality of operations, impairment is not conclusive, in many cases, until after the holiday period in the fourth quarter is concluded.

     Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type, store location, current marketplace awareness of private label brands, local customer demographic data and current fashion trends are all considered in determining the time-frame required for a store to achieve positive financial results. If conditions prove to be substantially different from expectations, the carrying value of new stores' long-lived assets may ultimately become impaired.

                            THE BON-TON STORES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

GOODWILL AND INTANGIBLE ASSETS

     The Company's goodwill was $246.1 million and $3.0 million as of April 29, 2006 and January 28, 2006, respectively. The increase in the goodwill reflects the preliminary purchase accounting for the acquisition of Carson's.

     The Company's net intangible assets totaled $86.9 million and $5.0 million as of April 29, 2006 and January 28, 2006, respectively. The Company's intangible assets are principally comprised of $44.1 million of lease interests that relate to below-market-rate leases and $42.6 million associated with trademarks and customer lists. The lease-related interests, customer lists and the portion of trademarks subject to amortization are being amortized on a straight-line method. Trademarks of $36.0 million have been allocated with an indefinite life as part of the preliminary purchase accounting for Carson's.

     The Company has not completed its assessment of the fair values of the acquired Carson's assets and assumed liabilities and has not finalized its plans regarding the integration of the acquired Carson's operations. The Company is currently in the process of obtaining third-party valuations for certain acquired assets and assumed liabilities. Additionally, the purchase price is subject to adjustment based upon provisions of the purchase agreement. Consequently, the purchase price allocation may be subsequently adjusted to reflect the final valuation of acquired assets and assumed liabilities.

     In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and other intangible assets that have indefinite lives are reviewed for impairment at least annually or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Fair value is determined using a discounted cash flow analysis, which requires certain assumptions and estimates regarding industry economic factors and future profitability of acquired businesses. The Company's policy is to conduct impairment testing based on its most current business plans, which reflect anticipated changes in the economy and the industry. If actual results prove inconsistent with the Company's assumptions and judgments, the Company could be exposed to a material impairment charge.

INSURANCE RESERVE ESTIMATES

     The Company uses a combination of insurance and self-insurance for a number of risks including workers' compensation, general liability and employee-related health care benefits, a portion of which is paid by its associates. The Company determines the estimates for the liabilities associated with these risks by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. A change in claims frequency and severity of claims from historical experience as well as changes in state statutes and the mix of states in which the Company operates could result in a change to the required reserve levels.

                            THE BON-TON STORES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

PURCHASE ACCOUNTING

     The Company has accounted for the acquisition of Carson's in accordance with the provisions of SFAS No. 141, "Business Combinations," whereby the purchase price paid to effect the Carson's acquisition was allocated to the acquired assets and assumed liabilities at the estimated fair value as of the acquisition date. The acquisition of Carson's was effective as of March 5, 2006. In connection with the preliminary purchase price allocation, the Company made estimates of the fair values of its long-lived and intangible assets based upon assumptions related to the future cash flows, discount rates and asset lives utilizing currently available information. As of April 29, 2006, the Company has recorded preliminary purchase accounting adjustments to the carrying value of property and equipment and inventory to estimated fair values, to establish intangible assets for its tradenames, customer lists and favorable lease interests and to revalue its long-term benefit plan obligations, among other things.

     The Company has not completed its assessment of the fair values of the acquired Carson's assets and assumed liabilities and has not finalized its plans regarding the integration of the acquired Carson's operations. The Company is currently in the process of obtaining third-party valuations for certain acquired assets and assumed liabilities. Additionally, the purchase price is subject to adjustment based upon provisions of the purchase agreement. Consequently, the purchase price allocation may be subsequently adjusted to reflect the final valuation of acquired assets and assumed liabilities. Such revisions could have a material impact on the Company's results of operations for fiscal 2006.

FORWARD-LOOKING STATEMENTS

     Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission contain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which may be identified by words such as "may," "could," "will," "plan," "expect," "anticipate," "estimate," "project," "intend" or other similar expressions, involve important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, uncertainties affecting the retail industry in general, such as consumer confidence and demand for soft goods; risks relating to leverage and debt service; competition within markets in which the Company's stores are located; the need for, and costs associated with, store renovations and other capital expenditures; and risks related to the Company's acquisition of Carson's, including difficulties in the assimilation of the operations, services and corporate culture of the acquired business, diversion of management attention from other business concerns and overvaluation of the acquired business. These risks, as applicable, and other risks are discussed in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

                            THE BON-TON STORES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK AND FINANCIAL INSTRUMENTS

     The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates, including debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates at April 29, 2006.

                                        Expected Maturity Date By Fiscal Year
                              --------------------------------------------------------
                              Remainder                                        There-
(Dollars in thousands)         of 2006     2007     2008     2009     2010      after      Total    Fair Value
                              ---------   ------   ------   ------   ------   --------   --------   ----------
Debt:
   Fixed-rate debt             $3,969     $5,625   $6,030   $6,465   $7,934   $750,109   $780,132    $781,299
      Average fixed rate         6.84%      6.86%    6.88%    6.90%    6.68%      9.01%      8.92%
   Variable-rate debt          $   --     $   --   $   --   $   --   $   --   $416,650   $416,650    $416,650
      Average variable rate        --         --       --       --       --         --       6.97%

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

              Changes in Internal Control over Financial Reporting

     Effective March 5, 2006, the Company completed the acquisition of Carson's. In conjunction with this acquisition, the Company entered into a transition services agreement with Saks pursuant to which Saks provides the Company with various services related to Carson's, including, among other things, credit operations, procurement, accounting, bank card processing, store planning, construction, facilities maintenance and energy, information technology and human resources activities. These services will be provided by Saks for periods ranging from three months to 12 months from the date of the acquisition of Carson's (subject to extension at the Company's discretion). As the transition of these services to the Company continues over the next year, the Company will carefully review internal control over financial reporting related to the integration of Carson's operations. There were no changes to the Company's internal control over financial reporting related to its previously existing business that occurred during the thirteen weeks ended

                            THE BON-TON STORES, INC.

April 29, 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There have been no material developments in any legal proceedings since the Company's disclosure in its Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

ITEM 6. EXHIBITS

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

Exhibit                        Description                                          Document Location
-------                        -----------                                          -----------------
   2.1    Amendment No. 1 to Purchase Agreement                   Exhibit 2.1 to Current Report on Form 8-K filed on
                                                                  February 17, 2006

   4.1    Indenture with The Bank of New York, dated              Exhibit 4.1 to Current Report on Form 8-K filed on
          March 6, 2006                                           March 10, 2006

  10.1    Registration Rights Agreement, dated March 6, 2006      Exhibit 10.1 to Current Report on Form 8-K filed on
                                                                  March 10, 2006

  10.2    Loan and Security Agreement, dated March 6, 2006        Exhibit 10.2 to Current Report on Form 8-K filed on
                                                                  March 10, 2006

  10.3    Loan Agreement, dated March 6, 2006                     Exhibit 10.3 to Current Report on Form 8-K filed on
                                                                  March 10, 2006

  10.4    Loan Agreement, dated March 6, 2006                     Exhibit 10.4 to Current Report on Form 8-K filed on
                                                                  March 10, 2006

  10.5    First Amendment to the Credit Card Program Agreement,   Exhibit 10.5 to Current Report on Form 8-K filed on
          dated March 6, 2006                                     March 10, 2006

  10.6    Private Brands Agreement, dated March 6, 2006           Exhibit 10.6 to Current Report on Form 8-K filed on
                                                                  March 10, 2006

  10.7    Amended and Restated Transition Services Agreement,     Exhibit 10.7 to Current Report on Form 8-K filed on
          dated March 10, 2006                                    March 10, 2006

  31.1    Certification of Byron L. Bergren                       Filed herewith.

  31.2    Certification of Keith E. Plowman                       Filed herewith.

  32.1    Certification Pursuant to Rules 13a-14(b) and           Furnished herewith.
          15d-14(b) of the Securities Exchange Act of 1934

                            THE BON-TON STORES, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE BON-TON STORES, INC.


DATE: June 8, 2006                      BY: /s/ Byron L. Bergren
                                            ------------------------------------
                                            Byron L. Bergren
                                            President and
                                            Chief Executive Officer


DATE: June 8, 2006                      BY: /s/ Keith E. Plowman
                                            ------------------------------------
                                            Keith E. Plowman
                                            Executive Vice President,
                                            Chief Financial Officer and
                                            Principal Accounting Officer