Form 10-Q
period 2006-07-29
BON TON STORES INC
filed 2006-09-07
CIK 878079

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter ended July 29, 2006                       Commission File Number
                                                                  0-19517

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

As of September 1, 2006, there were 14,075,259 shares of Common Stock, $.01 par value, and 2,951,490 shares of Class A Common Stock, $.01 par value, outstanding.

================================================================================

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            THE BON-TON STORES, INC.
                           CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)           July 29,    January 28,
(Unaudited)                                                2006          2006
----------------------------------------------          ----------   -----------
Assets
Current assets:
   Cash and cash equivalents                            $   19,612     $  9,771
   Merchandise inventories                                 675,153      284,584
   Prepaid expenses and other current assets                84,939       28,412
   Deferred income taxes                                     9,480        7,126
                                                        ----------     --------
      Total current assets                                 789,184      329,893
                                                        ----------     --------
Property, fixtures and equipment at cost, net of
   accumulated depreciation and amortization of
   $261,807 and $216,740 at July 29, 2006 and January
   28, 2006, respectively                                  913,946      167,679
Deferred income taxes                                       54,005       38,715
Goodwill                                                   114,303        2,965
Intangible assets, net of accumulated amortization of
   $7,796 and $5,776 at July 29, 2006 and January 28,
   2006, respectively                                       85,759        5,013
Other long-term assets                                      36,665        9,340
                                                        ----------     --------
      TOTAL ASSETS                                      $1,993,862     $553,605
                                                        ==========     ========
Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                     $  205,612     $ 87,318
   Accrued payroll and benefits                             55,601       18,986
   Accrued expenses                                        169,948       52,692
   Current maturities of long-term debt                      5,563          961
   Current maturities of obligations under capital
      leases                                                 1,249           74
   Income taxes payable                                      3,805       19,005
                                                        ----------     --------
      Total current liabilities                            441,778      179,036
                                                        ----------     --------
Long-term debt, less current maturities                  1,144,710       42,491
Obligations under capital leases, less current
   maturities                                               71,230           24
Other long-term liabilities                                 72,478       39,960
                                                        ----------     --------
      TOTAL LIABILITIES                                  1,730,196      261,511
                                                        ----------     --------
Contingencies (Note 10)
Shareholders' equity:
   Preferred Stock - authorized 5,000,000 shares at
      $0.01 par value; no shares issued                         --           --
   Common Stock - authorized 40,000,000 shares at
      $0.01 par value; issued 14,413,059 and
      14,195,664 shares at July 29, 2006 and January
      28, 2006, respectively                                   138          142
   Class A Common Stock - authorized 20,000,000
      shares at $0.01 par value; issued and
      outstanding 2,951,490 shares at July 29, 2006
      and January 28, 2006                                      30           30
   Treasury stock, at cost - 337,800 shares at July
      29, 2006 and January 28, 2006                         (1,387)      (1,387)
   Additional paid-in-capital                              126,423      129,614
   Deferred compensation                                        --       (6,663)
   Accumulated other comprehensive loss                       (442)          (5)
   Retained earnings                                       138,904      170,363
                                                        ----------     --------
      TOTAL SHAREHOLDERS' EQUITY                           263,666      292,094
                                                        ----------     --------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $1,993,862     $553,605
                                                        ==========     ========

   The accompanying notes are an integral part of these financial statements.

                    THE BON-TON STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    THIRTEEN WEEKS ENDED       TWENTY-SIX WEEKS ENDED
                                                 -------------------------   -------------------------
(In thousands except share and per share data)     July 29,      July 30,      July 29,      July 30,
(Unaudited)                                          2006          2005          2006          2005
----------------------------------------------   -----------   -----------   -----------   -----------
Net sales                                        $   746,772   $   274,346   $ 1,308,546   $   536,879
Other income                                          19,974         1,814        34,787         3,972
                                                 -----------   -----------   -----------   -----------
                                                     766,746       276,160     1,343,333       540,851
                                                 -----------   -----------   -----------   -----------
Costs and expenses:
  Costs of merchandise sold                          485,933       174,048       837,513       341,463
  Selling, general and administrative                258,361        93,425       458,141       188,089
  Depreciation and amortization                       27,869         7,584        47,085        14,017
                                                 -----------   -----------   -----------   -----------
(Loss) income from operations                         (5,417)        1,103           594        (2,718)
Interest expense, net                                 27,285         3,600        51,153         6,906
                                                 -----------   -----------   -----------   -----------
Loss before income taxes                             (32,702)       (2,497)      (50,559)       (9,624)
Income tax benefit                                   (12,927)       (1,052)      (19,949)       (3,767)
                                                 -----------   -----------   -----------   -----------
NET LOSS                                         $   (19,775)  $    (1,445)  $   (30,610)  $    (5,857)
                                                 ===========   ===========   ===========   ===========
PER SHARE AMOUNTS --
   BASIC:
      Net loss                                   $     (1.20)  $     (0.09)  $     (1.87)  $     (0.36)
                                                 ===========   ===========   ===========   ===========
   BASIC WEIGHTED AVERAGE SHARES OUTSTANDING      16,430,971    16,186,097    16,410,467    16,154,326
   DILUTED:
      Net loss                                   $     (1.20)  $     (0.09)  $     (1.87)  $     (0.36)
                                                 ===========   ===========   ===========   ===========
   DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING    16,430,971    16,186,097    16,410,467    16,154,326

   The accompanying notes are an integral part of these financial statements.

                            THE BON-TON STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               TWENTY-SIX
                                                               WEEKS ENDED
                                                        -----------------------
(In thousands)                                            July 29,     July 30,
(Unaudited)                                                 2006        2005
--------------                                          -----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                $   (30,610)  $  (5,857)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization                             47,085      14,017
   Bad debt provision                                            --       1,510
   Stock-based compensation expense                           2,078       1,183
   Tax benefit of stock option exercises                         --         430
   Gain on sale of property, fixtures and
      equipment                                                (700)         (9)
   Amortization of deferred financing costs                   4,325         779
   Amortization of deferred gain on sale of
      proprietary credit card portfolio                      (1,207)         --
   Deferred income tax benefit                                   --      (7,577)
   Net transfers of receivables to accounts
      receivable facility                                        --    (244,000)
   Proceeds from sale of proprietary credit
      card portfolio                                             --     315,445
   Loss on sale of proprietary credit card
      portfolio                                                  --         596
Changes in operating assets and liabilities,
   net of effect of acquisition:
   Decrease (increase) in merchandise
      inventories                                            64,861     (15,059)
   (Increase) decrease in prepaid expenses and
      other current assets                                  (41,884)     30,345
   Increase in other long-term assets                        (6,072)        (65)
   (Decrease) increase in accounts payable                  (35,323)      6,732
   Increase (decrease) in accrued expenses                   39,104      (9,154)
   Decrease in income taxes payable                         (15,200)     (1,935)
   Increase (decrease) in other long-term
      liabilities                                               522        (104)
                                                        -----------   ---------
      Net cash provided by operating activities              26,979      87,277
                                                        -----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                     (48,124)    (10,323)
   Acquisition, net of cash acquired                     (1,047,054)         --
   Proceeds from sale of property, fixtures and
      equipment                                               1,544          99
                                                        -----------   ---------
      Net cash used in investing activities              (1,093,634)    (10,224)
                                                        -----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt and capital lease
      obligations                                          (424,298)   (216,140)
   Proceeds from issuance of long-term debt               1,530,500     138,250
   Cash dividends paid                                         (497)       (832)
   Proceeds from stock options exercised                        550         775
   Excess tax benefit from exercise of stock
      options                                                   840          --
   Deferred financing costs paid                            (27,622)       (123)
   Decrease in bank overdraft balances                       (2,977)     (9,632)
                                                        -----------   ---------
      Net cash provided by (used in) financing
         activities                                       1,076,496     (87,702)
                                                        -----------   ---------
      Net increase (decrease) in cash and cash
         equivalents                                          9,841     (10,649)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              9,771      22,908
                                                        -----------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $    19,612   $  12,259
                                                        ===========   =========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                        $    23,113   $   6,073
   Net income taxes paid                                $    15,998   $   5,223

   The accompanying notes are an integral part of these financial statements.

                            THE BON-TON STORES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                             Accumulated
                                                                                                Other
                                                    Class A            Additional  Deferred    Compre-
(In thousands except per share data)       Common   Common   Treasury    Paid-in    Compen-    hensive    Retained
(Unaudited)                                Stock     Stock     Stock     Capital    sation      Loss      Earnings    Total
------------------------------------      --------  -------  --------  ----------  --------  -----------  --------  --------
BALANCE AT JANUARY 28, 2006                 $142      $30    $(1,387)   $129,614   $(6,663)     $  (5)    $170,363  $292,094
   Comprehensive loss:
      Net loss                                --       --         --          --        --         --      (30,610)  (30,610)
      Change in fair value of cash flow
         hedges, net of $248 tax effect       --       --         --          --        --       (437)          --      (437)
                                            ----      ---    -------    --------   -------      -----     --------  --------
         Total comprehensive loss                                                                                    (31,047)
   Adoption of SFAS No. 123R (Note 3)         (5)      --         --      (6,658)    6,663         --           --        --
   Dividends to shareholders, $0.05
      per share                               --       --         --          --        --         --         (849)     (849)
   Stock options exercised                     1       --         --         549        --         --           --       550
   Stock-based compensation expense           --       --         --       2,078        --         --           --     2,078
   Tax benefit of stock options and
      restricted shares                       --       --         --         840        --         --           --       840
                                            ----      ---    -------    --------   -------      -----     --------  --------
BALANCE AT JULY 29, 2006                    $138      $30    $(1,387)   $126,423   $    --      $(442)    $138,904  $263,666
                                            ====      ===    =======    ========   =======      =====     ========  ========

   The accompanying notes are an integral part of these financial statements.

                            THE BON-TON STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

1.   BASIS OF PRESENTATION

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

     All references to the "second quarter of 2006" and the "second quarter of 2005" are to the 13 weeks ended July 29, 2006 and July 30, 2005, respectively. All references to "fiscal 2006" and "fiscal 2005" are to the 53 weeks ending February 3, 2007 and the 52 weeks ended January 28, 2006, respectively.

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

     Under the terms of the purchase agreement, the Company paid $1,040,188 in cash. The Company financed the Carson's acquisition, payment of related fees and expenses and the payoff of its existing indebtedness through the issuance of 10-1/4% Senior Notes due 2014 in the aggregate principal amount of $510,000, entry into a $1,000,000 senior secured revolving credit facility led by Bank of America, N.A. ("Bank of America") as agent, and entry into a $260,000 mortgage loan facility with Bank of America as lender (see Note 5).

                            THE BON-TON STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

     Company management believes the acquisition of Carson's will enable the Company to enhance its product offerings, strengthen its vendor and customer relationships and increase its profitability.

     The Company's consolidated financial statements for the twenty-six weeks ended July 29, 2006 include Carson's operations for the period from March 5, 2006 through July 29, 2006. Carson's operations reflect preliminary purchase accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," whereby the purchase price was preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. The preliminary purchase price and purchase price allocation, as reflected in the following table, are subject to the final fair value determination of certain assets and liabilities:

Preliminary Purchase Price
Cash purchase                                                         $1,040,188
Carson's severance                                                           514
Professional fees incurred                                                11,517
                                                                      ----------
   Total                                                              $1,052,219
                                                                      ==========
Preliminary Purchase Price Allocation
Cash and cash equivalents                                             $    3,110
Merchandise inventories                                                  455,430
Prepaid expenses                                                          14,643
Property, fixtures and equipment                                         744,423
Deferred income taxes                                                     17,397
Goodwill                                                                 111,339
Intangible assets                                                         82,767
Other assets                                                                  10
                                                                      ----------
   Total assets acquired                                               1,429,119
                                                                      ----------
Accounts payable                                                        (158,310)
Accrued payroll and benefits                                             (33,339)
Other accrued expenses                                                   (79,312)
Obligations under capital leases                                         (73,000)
Other liabilities                                                        (32,939)
                                                                      ----------
   Total liabilities assumed                                            (376,900)
                                                                      ----------
   Net assets acquired                                                $1,052,219
                                                                      ==========

     The Company has filed a section 338(h)(10) election under the Internal Revenue Code ("Section 338"). The Section 338 election essentially enables a buyer to account for a stock purchase as an asset purchase for income tax purposes.

     Goodwill in the amount of $111,339 has been recorded in conjunction with the acquisition. The Company expects that substantially all goodwill will be deductible for income tax purposes.

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

     Deferred tax assets of $17,397 have been recorded as part of the preliminary purchase accounting. This balance represents a reduction in the Company's pre-acquisition valuation allowances against certain net operating losses acquired as part of the October 2003 acquisition of The Elder-Beerman Stores Corp. This valuation allowance reduction was a result of the projected additional net operating loss utilization based on the projected accretive impact from Carson's on the Company's long-term pre-tax income.

     The Company has not completed its assessment of the fair values of the acquired assets and assumed liabilities and has not finalized its plans regarding the integration of computer software. The Company is currently in the process of obtaining third-party valuations for certain acquired assets and assumed liabilities. Consequently, the purchase price allocation may be subsequently adjusted to reflect the final valuation of acquired assets and assumed liabilities. Such revisions could have a material impact on the Company's results of operations for fiscal 2006.

     During the second quarter of 2006, $514 was paid for Carson's-related severance.

     The Company's corporate office will remain in York, Pennsylvania and be comprised of corporate administrative and back-office functions. Merchandising and marketing functions for the combined operations will operate from Carson's former headquarters in Milwaukee, Wisconsin.

     In conjunction with this acquisition, the Company entered into a transition services agreement with Saks pursuant to which Saks provides the Company with various services related to Carson's, including, among other things, credit operations, procurement, accounting, bank card processing, store planning, construction, facilities maintenance and energy, information technology and human resources activities. These services will be provided by Saks for periods ranging from six months to 12 months from the date of the acquisition of Carson's (subject to extension at the Company's discretion).

     The following unaudited pro forma consolidated financial data give effect to the Carson's acquisition as if it had occurred as of the beginning of the periods presented:

                            THE BON-TON STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                               THIRTEEN               TWENTY-SIX
                                             WEEKS ENDED             WEEKS ENDED
                                         -------------------   -----------------------
                                         July 29,   July 30,    July 29,     July 30,
                                           2006       2005        2006         2005
                                         --------   --------   ----------   ----------
Net sales                                $746,772   $728,640   $1,490,153   $1,481,082
Other income                               19,974      4,204       35,814        8,727
Costs and expenses:
   Costs of merchandise sold              485,933    448,649      970,167      919,290
   Selling, general and administrative    258,361    255,414      516,982      505,061
   Depreciation and amortization           27,869     29,199       55,233       56,932
                                         --------   --------   ----------   ----------
(Loss) income from operations              (5,417)      (418)     (16,415)       8,526
Interest expense, net                      27,285     27,156       61,539       54,586
                                         --------   --------   ----------   ----------
Loss before income taxes                  (32,702)   (27,574)     (77,954)     (46,060)
Income tax benefit                        (12,927)   (11,080)     (30,770)     (18,307)
                                         --------   --------   ----------   ----------
NET LOSS                                 $(19,775)  $(16,494)  $  (47,184)  $  (27,753)
                                         ========   ========   ==========   ==========
Loss per share:
   Basic                                 $  (1.20)  $  (1.02)  $    (2.88)  $    (1.72)
   Diluted                               $  (1.20)  $  (1.02)  $    (2.88)  $    (1.72)

     The pro forma information for the thirteen weeks ended July 29, 2006 is identical to the actual results reported by the Company, as Carson's was included in the consolidated operations of the Company for the entire period.

     The pro forma information for the twenty-six weeks ended July 29, 2006 includes the following non-recurring charges: $8,158 of integration costs recorded in selling, general and administrative expense, which includes severance and relocation expense related to the transition of the Company's merchandising and marketing staff to Milwaukee, Wisconsin in the amount of $4,282; $2,319 of charges in interest expense related to the write-off of deferred financing fees associated with the previous credit agreement; and $4,500 included in interest expense related to the write-off of commitment fees associated with a bridge loan in connection with the Carson's acquisition.

     The pro forma information does not purport to be indicative of the results that actually would have been achieved if the operations were combined during the periods presented and is not intended to be a projection of future results or trends.

3.   STOCK-BASED COMPENSATION

     The Company's Amended and Restated 2000 Stock Incentive and
Performance-Based Award Plan ("2000 Stock Plan"), as amended through June 20, 2006, provides for the granting of

                            THE BON-TON STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

common stock options, restricted shares and restricted stock units to certain employees, officers, directors, consultants and advisors. A maximum of 2,600,000 shares may be granted under the 2000 Stock Plan, of which 1,235,236 shares remain available as of July 29, 2006. Vesting periods for the awards are at the discretion of the Company's board of directors.

     The Company's Amended and Restated 1991 Stock Option and Restricted Stock Plan ("1991 Stock Plan"), as amended through June 17, 1997, provided for the granting of common stock options, performance-based common stock options as part of a long-term incentive plan for selected officers and common stock restricted shares. A maximum of 1,900,000 shares were available under the 1991 Stock Plan; no shares remain available as of July 29, 2006.

     Stock options granted during the twenty-six weeks ended July 29, 2006 were granted with an exercise price equal to the market value of the underlying stock on the grant date, vest on an annual basis over three years and have a contractual term of seven years. Stock options granted before January 29, 2006 generally vest over two to four years and have a contractual term of seven or ten years.

     Restricted shares granted during the twenty-six weeks ended July 29, 2006 vest over three years. Employees granted restricted shares are not required to pay for the shares; however, they must remain employed with the Company until the restrictions on the shares lapse. Restricted shares granted before January 29, 2006 generally vest over two to four years.

     Employees and directors who are granted restricted stock units are not required to pay for the shares but must remain employed by the Company, or continue to serve as a member of its board of directors, until the restrictions on the shares lapse. In addition, restricted stock units awarded to a senior executive in the second quarter of 2006 contain performance criteria based on achievement of defined Company performance levels. Performance achievement will be evaluated based on full fiscal year results, at which point some or all of the restricted stock units will be cancelled if award performance criteria are not met.

     Refer to Note 15 in the Company's Annual Report on Form 10-K for the year-ended January 28, 2006 for additional information regarding these plans. Plan descriptions for the Phantom Equity Replacement Plan and Management Incentive Plan were excluded from this Quarterly Report on Form 10-Q due to immateriality.

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

     Prior to adopting SFAS No. 123R, the Company followed the intrinsic value method of accounting for stock-based employee compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company adopted SFAS No. 123R using the modified prospective application method, which requires that provisions of SFAS No. 123R are applied only to share-based awards granted, modified, repurchased, or cancelled on January 29, 2006 and thereafter. For those grants made prior to January 29, 2006 that are nonvested and outstanding as of January 29, 2006, the Company started recognizing the remaining unrecognized compensation cost of these awards over the remaining service period as required by SFAS No. 123R. Accordingly, the results of prior periods have not been restated. The adoption of SFAS No. 123R did not have a material effect on the Company's results of operations, cash flows, or financial position.

     The following table illustrates the effect on net loss and loss per share for grants issued prior to July 31, 2005 had the Company applied the fair value recognition provisions of SFAS No. 123 to those grants in fiscal 2005:

                                                           THIRTEEN     TWENTY-SIX
                                                         WEEKS ENDED   WEEKS ENDED
                                                           July 30,      July 30,
                                                             2005          2005
                                                         -----------   -----------
Net loss, as reported                                      $(1,445)      $(5,857)
Add: Stock-based compensation expense included
   in net loss, net of income tax of $274 and $462 for
   the thirteen and twenty-six weeks, respectively             414           720
Deduct: Total stock-based compensation expense
   determined under fair-value-based method for all
   awards, net of income tax of $370 and $630 for
   the thirteen and twenty-six weeks, respectively            (580)       (1,019)
                                                           -------       -------
Pro forma net loss                                         $(1,611)      $(6,156)
                                                           =======       =======
Loss per share:
      Basic As reported                                    $ (0.09)      $ (0.36)
            Pro forma                                        (0.10)        (0.38)
      Diluted As reported                                  $ (0.09)      $ (0.36)
              Pro forma                                      (0.10)        (0.38)

     The compensation cost that has been charged against income for the Company's share-based award plans was $1,329 and $2,078 for the thirteen and twenty-six weeks ended July 29, 2006, respectively; and $688 and $1,182 for the thirteen and twenty-six weeks ended July 30, 2005, respectively. The total income tax benefit recognized in the statements of operations for stock-based award compensation was $533 and $828 for the thirteen and twenty-six weeks ended

                            THE BON-TON STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

July 29, 2006, respectively; and $274 and $462 for the thirteen and twenty-six weeks ended July 30, 2005, respectively.

     Cash received from exercise under all share-based payment arrangements was $550 and $775 for the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively. The incremental tax benefit realized for the tax deductions from exercise of the share-based payment arrangements was $840 and $430 for the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively.

     Awards with graded vesting are recognized using the straight-line method.

     Based upon an examination of forfeiture rates for the various classes of stock options, restricted stock units and restricted shares, Company management does not believe that the total number of options or shares that are vested and expected to vest as of July 29, 2006 are materially different from the respective number of options or shares outstanding as of July 29, 2006.

STOCK OPTIONS

     The fair value of each option award was estimated on the grant date using the Black-Scholes option valuation model and the weighted average assumptions noted in the following table:

                                                                  TWENTY-SIX
                                                                 WEEKS ENDED
                                                             -------------------
                                                             July 29,   July 30,
                                                               2006       2005
                                                             --------   --------
Weighted average grant date fair value                        $13.63     $8.94
Weighted average risk-free interest rate                         5.0%      4.0%
Weighted average expected volatility                            52.2%     48.8%
Weighted average expected dividend yield                         0.4%      0.5%
Weighted average expected term (years)                           4.5       5.1

     The risk-free interest rates used in the twenty-six weeks ended July 29, 2006 and July 30, 2005 were based on the zero-coupon U.S. Treasury bond, with a term equal to the expected term of the stock options. The volatility used in the twenty-six weeks ended July 29, 2006 and July 30, 2005 represent the historical volatility of the Company's common shares over a period that approximates the expected term of the stock options. The expected dividend yields used in the twenty-six weeks ended July 29, 2006 and July 30, 2005 were estimated based on historical dividend yields. The expected term of options granted in the twenty-six weeks ended July 29, 2006 and July 30, 2005 were estimated using the average of the vesting date and the contractual

                            THE BON-TON STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

term, in accordance with guidance provided within Securities and Exchange Commission Staff Accounting Bulletin No. 107.

     The Company's stock options include stock options granted under the 2000 Stock Plan, the 1991 Stock Plan and the Phantom Equity Replacement Plan.

     A summary of the status of the stock options under the Company's stock option plans as of July 29, 2006 and changes during the twenty-six weeks ended July 29, 2006 is presented below:

                                                             Weighted
                                                Weighted     Average
                                                Average     Remaining
                                      Shares   Per-Share   Contractual   Aggregate
                                      Under     Exercise       Term      Intrinsic
                                      Option     Price       (Years)       Value
                                     -------   ---------   -----------   ---------
Outstanding as of January 28, 2006   546,030     $13.15
   Granted                           166,000      28.85
   Exercised                         (93,976)      5.88
   Forfeited/Expired                  (5,000)     21.73
                                     -------     ------        ----        ------
Outstanding as of July 29, 2006      613,054      18.45        6.40        $3,879
                                     -------     ------        ----        ------
Exercisable as of July 29, 2006      170,387     $10.57        4.98        $2,421

     The total intrinsic value of options exercised was $2,150 and $1,499 during the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively. As of July 29, 2006, there was $3,864 of total unrecognized compensation cost related to unvested stock options; that cost is expected to be recognized over a weighted average period of 1.32 years.

RESTRICTED STOCK UNITS

     Restricted stock units consist of those units granted under the 2000 Stock Plan, as discussed above. The fair value of each restricted stock unit award is calculated using the stock price at the date of grant. A summary of the status of the restricted stock units as of July 29, 2006 and changes during the twenty-six weeks ended July 29, 2006 is presented below:

                            THE BON-TON STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                              Weighted Average Grant-
                                     Restricted Stock Units       Date Fair Value
                                     ----------------------   -----------------------
                                        Future                   Future
                                     Performance    Future    Performance    Future
                                     and Service    Service   and Service    Service
                                       Required    Required     Required    Required
                                     -----------   --------   -----------   --------
Outstanding as of January 28, 2006          --      46,375           --      $15.09
   Granted                              40,518      14,175       $21.90       24.68
                                        ------      ------       ------      ------
Outstanding as of July 29, 2006         40,518      60,550        21.90       17.34
                                        ======      ======       ======      ======

     As of July 29, 2006, there was $627 of total unrecognized compensation cost related to restricted stock units that is expected to be recognized over a weighted-average period of 0.50 years. Of the total performance-based restricted stock units outstanding as of July 29, 2006, 20,259 restricted stock units have not been valued for purposes of unrecognized compensation cost and compensation expense recognition; valuation of these restricted stock units, and commencement of compensation expense recognition, is pending establishment of performance criteria.

     No restricted stock units vested during the twenty-six weeks ended July 29, 2006 and July 30, 2005. The weighted-average grant date fair value of restricted stock units granted during the twenty-six weeks ended July 29, 2006 was $22.61 per unit, compared with $17.89 per unit during the twenty-six weeks ended July 30, 2005.

     The Company pays cash dividend equivalents on most outstanding restricted stock units.

RESTRICTED SHARES

     The Company's restricted shares consist of restricted shares granted under the 2000 Stock Plan, as discussed above. The fair value of each restricted share award is calculated using the stock price at the date of grant. A summary of the status of restricted share awards as of July 29, 2006 and changes during the twenty-six weeks ended July, 29, 2006 is presented below:

                                                                       Weighted
                                                                        Average
                                                         Restricted   Grant-Date
                                                           Shares     Fair Value
                                                         ----------   ----------
Outstanding as of January 28, 2006                         471,647      $17.58
   Granted                                                 134,019       27.40
   Forfeited                                               (10,500)      17.86
                                                           -------       -----
Outstanding as of July 29, 2006                            595,166       19.80
                                                           =======       =====

     As of July 29, 2006, there was $8,850 of total unrecognized compensation cost related to restricted shares that is expected to be recognized over a weighted average period of 2.77 years. No restricted shares vested during the twenty-six weeks ended July 29, 2006. The total fair value of shares vested during the twenty-six weeks ended July 30, 2005 was $10.

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

                                       THIRTEEN                 TWENTY-SIX
                                     WEEKS ENDED               WEEKS ENDED
                               -----------------------   -----------------------
                                July 29,     July 30,     July 29,     July 30,
                                  2006         2005         2006         2005
                               ----------   ----------   ----------   ----------
Basic calculation              16,430,971   16,186,097   16,410,467   16,154,326
Effect of dilutive shares --
   Restricted shares and
      restricted stock units           --           --           --           --
   Options                             --           --           --           --
                               ----------   ----------   ----------   ----------
Diluted calculation            16,430,971   16,186,097   16,410,467   16,154,326
                               ==========   ==========   ==========   ==========

     The following securities were antidilutive and, therefore, were not included in the computation of diluted EPS for the periods indicated:

                                       THIRTEEN                 TWENTY-SIX
                                     WEEKS ENDED               WEEKS ENDED
                               -----------------------   -----------------------
                                July 29,     July 30,     July 29,     July 30,
                                  2006         2005         2006         2005
                               ----------   ----------   ----------   ----------
Antidilutive shares --
   Restricted shares and
      restricted stock units     631,496      511,241     578,831       428,167
   Options                       577,674      541,311     544,297       547,910

     Certain securities were excluded from the computation of dilutive shares due to the Company's net loss position in the thirteen and twenty-six weeks ended July 29, 2006 and July 30, 2005. The following table shows the approximate effect of dilutive securities had the Company reported a profit for these periods:

                            THE BON-TON STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                       THIRTEEN                 TWENTY-SIX
                                     WEEKS ENDED               WEEKS ENDED
                               -----------------------   -----------------------
                                July 29,     July 30,     July 29,     July 30,
                                  2006         2005         2006         2005
                               ----------   ----------   ----------   ----------
Effect of dilutive
   securities --
   Restricted shares and
      restricted
      stock units              236,494        112,819    219,027        105,464
   Options                      34,649        182,384     49,724        199,457

5.   DEBT

     On March 6, 2006, The Bon-Ton Department Stores, Inc. and certain of its subsidiaries, Bank of America and certain other lenders entered into a Loan and Security Agreement ("New Senior Secured Credit Facility") which provides for up to $1,000,000 of revolver borrowings. The New Senior Secured Credit Facility includes a last-in, first-out revolving credit facility of up to $900,000 and a first-in, last-out revolving credit facility of up to $100,000 and has a sub-limit of $150,000 for the issuance of standby and documentary letters of credit. All borrowings under the New Senior Secured Credit Facility are limited by amounts available pursuant to a borrowing base calculation, which is based on percentages of eligible inventory, real estate and fixed assets, with a reduction for applicable reserves. The New Senior Secured Credit Facility is guaranteed by The Bon-Ton Stores, Inc. and certain of its subsidiaries. As part of the New Senior Secured Credit Facility, Bank of America and the other lenders will make available certain swing line loans in an aggregate amount not to exceed $75,000 at any one time outstanding. Borrowings under the New Senior Secured Credit Facility will bear interest at either (i) the prime rate established by Bank of America, from time to time, plus the applicable margin (the "Prime Rate") or (ii) the LIBOR rate from time to time plus the applicable margin. The applicable margin will be determined by the excess availability under the New Senior Secured Credit Facility. The swing line loans will bear interest at the same rate applicable to last in, first out Prime Rate loans. The Company will be required to pay a commitment fee to the lenders for unused commitments at a rate of 0.25% to 0.30% per annum, based on excess availability under the New Senior Secured Credit Facility. The New Senior Secured Credit Facility expires March 6, 2011. Financial covenants contained in the New Senior Secured Credit Facility require that the minimum excess availability be greater than $75,000 at all times. In addition, there are certain restrictions against the incurrence of additional indebtedness, pledge or sale of assets, payment of dividends and distributions, and other similar restrictions. Dividends paid by the Company may not exceed $15,000 over the life of the agreement, or $4,000 in any single year. Capital expenditures are limited to $125,000 per year, with a one-year carryover of any prior year unused amount. The available borrowing capacity under the New Senior Secured Credit Facility will be used in the future for other general corporate purposes.

     On March 6, 2006, The Bon-Ton Department Stores, Inc., a wholly owned subsidiary of The Bon-Ton Stores, Inc., entered into an indenture (the "Indenture") with The Bank of New York, as trustee, under which The Bon-Ton Department Stores, Inc. issued $510,000 aggregate principal amount of its 10-1/4% Senior Notes due 2014 (the "Notes"). The Notes are guaranteed on a senior unsecured basis by the Company and by each of the Company's subsidiaries that is an obligor under the New Senior Secured Credit Facility. The Notes mature on March 15, 2014. The interest rate of the Notes is fixed at 10-1/4% per year. Interest on the Notes is payable on

                            THE BON-TON STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

March 15 and September 15 of each year, beginning on September 15, 2006. The Indenture includes covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional debt, pay dividends and make distributions, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions, and sell certain assets or merge with or into other companies.

     On March 6, 2006, certain bankruptcy remote special purpose entities (each an "SPE" and, collectively, the "SPEs") that are indirect wholly owned subsidiaries of The Bon-Ton Stores, Inc. entered into Loan Agreements with Bank of America, pursuant to which Bank of America provided a new mortgage loan facility in the aggregate principal amount of $260,000 (the "New Mortgage Loan Facility"). The New Mortgage Loan Facility has a term of ten years and is secured by mortgages on twenty-three retail stores and one distribution center owned by the SPEs. Each SPE entered into a lease with each of The Bon-Ton Stores, Inc. subsidiaries operating on such SPE's properties. A portion of the rental income received under these leases will be used to pay the debt service under the New Mortgage Loan Facility. The New Mortgage Loan Facility requires level monthly payments of principal and interest based on an amortization period of 25 years and the balance outstanding at the end of ten years will then become due and payable. The interest rate for the New Mortgage Loan Facility is a fixed rate of 6.2125%. Financial covenants contained in the New Mortgage Loan Facility require that the SPEs maintain certain financial thresholds, as defined in the agreement.

     The Company used the net proceeds of the Notes offering along with borrowings under its New Senior Secured Credit Facility and New Mortgage Loan Facility to finance the acquisition of Carson's, pay related fees and expenses in connection with the acquisition and related financing transactions, and pay the outstanding balance under the Company's previous credit agreement.

6.   EXIT OR DISPOSAL ACTIVITIES

     On January 28, 2006, the Company closed its Great Northern and Shoppingtown stores in the Syracuse, New York area, its Walden Galleria store in Buffalo, New York and its Lebanon, Pennsylvania store. In connection with the closing of these four stores, the Company developed plans resulting in involuntary associate terminations and a lease termination fee. Activities during the twenty-six weeks ended July 29, 2006 related to these costs are as follows:

                                               Involuntary
                                               Termination      Lease
                                                 Benefits    Termination   Total
                                               -----------   -----------   -----
Balance as of January 28, 2006                   $ 122         $ 782       $ 904
Payments:
   Thirteen weeks ended April 29, 2006            (117)         (168)       (285)
   Thirteen weeks ended July 29, 2006               (5)          (90)        (95)
                                                 -----         -----       -----
Balance as of July 29, 2006                      $  --         $ 524       $ 524
                                                 =====         =====       =====

                            THE BON-TON STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

     The Company expects to pay the balance of the lease termination fee through February 1, 2008.

     In connection with the sale of its credit card accounts in July 2005, the Company developed plans resulting in involuntary associate terminations and contract terminations, with total costs of $534 and $200, respectively. The Company expects to pay the balance of the associate termination payments by February 3, 2007, while the liability for the contract termination costs will be paid over the remaining contract periods ending in May 2007. Activities during the twenty-six weeks ended July 29, 2006 related to these costs are as follows:

                                               Involuntary
                                               Termination     Contract
                                                 Benefits    Termination   Total
                                               -----------   -----------   -----
Balance as of January 28, 2006                    $ 168         $ 168      $ 336
Provision:
   Thirteen weeks ended April 29, 2006               15            --         15
Payments:
   Thirteen weeks ended April 29, 2006             (107)          (31)      (138)
   Thirteen weeks ended July 29, 2006                --           (42)       (42)
                                                  -----         -----      -----
Balance as of July 29, 2006                       $  76         $  95      $ 171
                                                  =====         =====      =====

     The above provision was included within selling, general and administrative expense.

7.   INTEGRATION ACTIVITIES

     In connection with the acquisition of Carson's, the Company developed certain integration plans. These plans include transferring Bon-Ton's existing merchandising and marketing functions to Carson's former headquarters in Milwaukee, Wisconsin, resulting in involuntary terminations with a total expected cost of $4,614. The Company expects to pay the balance of the involuntary termination costs by February 3, 2007. Activities during the twenty-six weeks ended July 29, 2006 related to these costs are as follows:

                            THE BON-TON STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  (IN THOUSAND EXCEPT SHARE AND PER SHARE DATA)

                                                                     Involuntary
                                                                     Termination
                                                                       Benefits
                                                                     -----------
Provision:
   Thirteen weeks ended April 29, 2006                                 $3,066
   Thirteen weeks ended July 29, 2006                                   1,064
Payments:
   Thirteen weeks ended July 29, 2006                                    (104)
                                                                       ------
Balance as of July 29, 2006                                            $4,026
                                                                       ======

     The above provision was included within selling, general and administrative expense.

     In connection with the acquisition of The Elder-Beerman Stores Corp. in October 2003, the Company developed integration plans resulting in certain lease terminations. The liability balance as of January 28, 2006 for the lease terminations was $1,075. Additional payments of $24 have been made during each of the first and second quarters of fiscal 2006. As of July 29, 2006, the liability balance for lease terminations was $1,027, which will be paid over the remaining contract periods ending in 2030.

8.   COMPREHENSIVE LOSS

     Comprehensive loss was determined as follows:

                                             THIRTEEN             TWENTY-SIX
                                           WEEKS ENDED           WEEKS ENDED
                                       -------------------   -------------------
                                       July 29,   July 30,   July 29,   July 30,
                                         2006       2005       2006       2005
                                       --------   --------   --------   --------
Net loss                               $(19,775)  $(1,445)   $(30,610)  $(5,857)
Other comprehensive (loss) income:
   Cash flow hedge derivative (loss)
      income, net of tax                   (442)      118        (437)      275
                                       --------   -------    --------   -------
Comprehensive loss                     $(20,217)  $(1,327)   $(31,047)  $(5,582)
                                       ========   =======    ========   =======

9.   EMPLOYEE BENEFIT PLANS

     The Company provides eligible employees with retirement benefits under a 401(k) salary reduction and retirement contribution plan (the "Plan"). The Company made an annual contribution of $4,054 to the Plan during the thirteen weeks ended April 29, 2006. The Company recorded Plan expense of $2,876 and $915 during the second quarters of 2006 and 2005, respectively, and expense of $4,819 and $1,675 during the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively.

                            THE BON-TON STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  (IN THOUSAND EXCEPT SHARE AND PER SHARE DATA)

     The Company provides the Bon-Ton supplementary pension plan to certain key executives and former employees. Net periodic benefit expense includes the following components:

                                             THIRTEEN             TWENTY-SIX
                                           WEEKS ENDED           WEEKS ENDED
                                       -------------------   -------------------
                                       July 29,   July 30,   July 29,   July 30,
                                         2006       2005       2006       2005
                                       --------   --------   --------   --------
Experience gain                           $--       $(20)      $ --       $(20)
Service cost                               21         17         40         36
Interest cost                              52         55        105        109
                                          ---       ----       ----       ----
Net periodic benefit expense              $73       $ 52       $145       $125
                                          ===       ====       ====       ====

     During the twenty-six weeks ended July 29, 2006, contributions of $113 have been made to the Bon-Ton supplementary pension plan. The Company anticipates contributing an additional $138 to fund the Bon-Ton supplementary pension plan in fiscal 2006 for an annual total of $251.

     As part of the Carson's acquisition (see Note 2), the Company acquired a defined benefit plan and supplemental pension plans. Net periodic benefit income for these plans includes the following components:

                                           THIRTEEN WEEKS   PERIOD FROM MARCH 5,
                                                ENDED           2006 THROUGH
                                           --------------   --------------------
                                              July 29,            July 29,
                                                2006                2006
                                           --------------   --------------------
Service cost                                   $    29            $    44
Interest cost                                    4,729              4,793
Expected return on plan assets                  (5,629)            (5,629)
                                               -------            -------
Net periodic benefit income                    $  (871)           $  (792)
                                               =======            =======

     During the period from March 5, 2006 through July 29, 2006, contributions of $2,035 have been made to the Carson's defined benefit and supplemental pension plans. The Company anticipates contributing an additional $326 to fund these pension plans in fiscal 2006 for an annual total of $2,361.

     The Company also acquired a retiree health care plan as part of the Carson's acquisition. Net periodic benefit interest expense of $92 and $139 has been recorded for the thirteen weeks ended July 29, 2006 and the period from March 5, 2006 through July 29, 2006, respectively. During the period from March 5, 2006 through July 29, 2006, contributions of $90 have been made to the Carson's retiree health care plan. The Company anticipates contributing an additional $396 to fund this plan in fiscal 2006 for an annual total of $486.

                            THE BON-TON STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  (IN THOUSAND EXCEPT SHARE AND PER SHARE DATA)

10.  CONTINGENCIES

     The Company is involved in various legal matters arising in the ordinary course of business. In the opinion of Company management, the outcome of such proceedings and litigation will not have a material adverse impact on the Company's financial position, results of operations or liquidity.

11.  SUBSEQUENT EVENT

     On August 24, 2006, the Company announced a quarterly cash dividend of $0.025 per share on Class A Common Stock and Common Stock, payable October 16, 2006 to shareholders of record as of October 2, 2006.

     On August 25, 2006, the Company announced that it will close its Carson Pirie Scott store at One South State Street in Chicago, Illinois by March 2007. The Company believes it will incur charges totaling approximately $2,300, fully comprised of associate severance costs, approximately 85% of which is estimated to be expensed in fiscal 2006.

12.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

     On March 6, 2006, The Bon-Ton Department Stores, Inc. (the "Issuer"), a wholly owned subsidiary of the Company, entered into an Indenture with The Bank of New York, as trustee, under which The Bon-Ton Department Stores, Inc. issued $510,000 aggregate principal amount of its 10-1/4% Senior Notes due 2014 (see
Note 5). The Notes are guaranteed on a senior unsecured basis by the Company and by each of the Company's wholly owned subsidiaries, other than The Bon-Ton Department Stores, Inc., that is an obligor under the New Senior Secured Credit Facility. The guarantees are full and unconditional and joint and several.

     The condensed consolidating financial information for the Company, as presented below, has been prepared from the books and records maintained by the Company, the Issuer and the guarantor and non-guarantor subsidiaries. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the guarantor and non-guarantor subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from affiliates will exist at any time.

                            THE BON-TON STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  (IN THOUSAND EXCEPT SHARE AND PER SHARE DATA)

                            THE BON-TON STORES, INC.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                  JULY 29, 2006

                                                 Bon-Ton
                                                  (Parent                  Guarantor    Non-Guarantor   Consolidating     Company
                                                 Company)     Issuer     Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                                 --------   ----------   ------------   -------------   -------------   ------------
Assets
Current assets:
   Cash and cash equivalents                     $      1   $    4,889    $   14,722       $     --      $        --     $   19,612
   Merchandise inventories                             --      145,760       529,393             --               --        675,153
   Prepaid expenses and other current assets           --       44,572        38,892          1,475               --         84,939
   Deferred income taxes                               --        8,956           524             --               --          9,480
                                                 --------   ----------    ----------       --------       ----------     ----------
      Total current assets                              1      204,177       583,531          1,475               --        789,184
                                                 --------   ----------    ----------       --------       ----------     ----------
Property, fixtures and equipment at cost, net          --      146,361       438,762        328,823               --        913,946
Deferred income taxes                                  --       37,132        16,873             --               --         54,005
Goodwill                                               --        2,965       111,338             --               --        114,303
Intangible assets, net                                 --        2,719        83,040             --               --         85,759
Investment in and advances to (from) affiliates   263,665      727,128       473,531          1,341       (1,465,665)            --
Other long-term assets                                 --       29,448         1,641          5,576               --         36,665
                                                 --------   ----------    ----------       --------      -----------     ----------
   TOTAL ASSETS                                  $263,666   $1,149,930    $1,708,716       $337,215      $(1,465,665)    $1,993,862
                                                 ========   ==========    ==========       ========      ===========     ==========
Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                              $     --   $  110,221    $   95,391       $     --      $        --     $  205,612
   Accrued payroll and benefits                        --       16,490        39,111             --               --         55,601
   Accrued expenses                                    --       45,774       122,834          1,340               --        169,948
   Current maturities of long-term debt and
      obligations under capital leases                 --           --         1,249          5,563               --          6,812
      Income taxes payable                             --        3,805            --             --               --          3,805
                                                 --------   ----------    ----------       --------      -----------     ----------
      Total current liabilities                        --      176,290       258,585          6,903               --        441,778
Long-term debt and obligations under capital
   leases, less current maturities                     --      874,900        71,230        269,810               --      1,215,940
Other long-term liabilities                            --       30,456        42,022             --               --         72,478
                                                 --------   ----------    ----------       --------      -----------     ----------
   TOTAL LIABILITIES                                   --    1,081,646       371,837        276,713               --      1,730,196
                                                 --------   ----------    ----------       --------      -----------     ----------
SHAREHOLDERS' EQUITY                              263,666       68,284     1,336,879         60,502       (1,465,665)       263,666
                                                 --------   ----------    ----------       --------      -----------     ----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $263,666   $1,149,930    $1,708,716       $337,215      $(1,465,665)    $1,993,862
                                                 ========   ==========    ==========       ========      ===========     ==========

                            THE BON-TON STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                            THE BON-TON STORES, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       THIRTEEN WEEKS ENDED JULY 29, 2006

                                     Bon-Ton
                                     (Parent                Guarantor    Non-Guarantor   Consolidating      Company
                                    Company)    Issuer    Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                    --------   --------   ------------   -------------   -------------   ------------
Net sales                           $     --   $147,841     $598,931        $    --         $    --        $746,772
Other income                              --      5,137       14,837             --              --          19,974
                                    --------   --------     --------        -------         -------        --------
                                          --    152,978      613,768             --              --         766,746
Costs and expenses:
   Costs of merchandise sold              --    104,162      381,771             --              --         485,933
   Selling, general and
      administrative                      --     59,683      208,250              1          (9,573)        258,361
   Depreciation and amortization          --      6,033       17,996          3,840              --          27,869
                                    --------   --------     --------        -------         -------        --------
Income (loss) from operations             --    (16,900)       5,751         (3,841)          9,573          (5,417)
Other income (expense):
   Intercompany rental and
      royalty income                      --         --        2,313          7,260          (9,573)             --
   Equity in earnings (losses) of
      subsidiaries                   (32,702)     3,200           --             --          29,502              --
   Interest expense, net                  --    (19,002)      (3,747)        (4,536)             --         (27,285)
                                    --------   --------     --------        -------         -------        --------
Income (loss) before income taxes    (32,702)   (32,702)       4,317         (1,117)         29,502         (32,702)
Income tax provision (benefit)       (12,927)   (12,927)       1,706           (443)         11,664         (12,927)
                                    --------   --------     --------        -------         -------        --------
NET INCOME (LOSS)                   $(19,775)  $(19,775)    $  2,611        $  (674)        $17,838        $(19,775)
                                    ========   ========     ========        =======         =======        ========

                            THE BON-TON STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                            THE BON-TON STORES, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       THIRTEEN WEEKS ENDED JULY 30, 2005

                                     Bon-Ton
                                     (Parent                Guarantor    Non-Guarantor   Consolidating      Company
                                    Company)    Issuer    Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                    --------   --------   ------------   -------------   -------------   ------------
Net sales                           $    --    $143,603     $130,743         $  --          $    --        $274,346
Other income                             --       1,724           90            --               --           1,814
                                    -------    --------     --------         -----          -------        --------
                                         --     145,327      130,833            --               --         276,160
Costs and expenses:
   Costs of merchandise sold             --      92,158       81,890            --               --         174,048
   Selling, general and
      administrative                      2      51,033       47,484            --           (5,094)         93,425
   Depreciation and amortization         --       5,632        1,626           326               --           7,584
                                    -------    --------     --------         -----          -------        --------
Income (loss) from operations            (2)     (3,496)        (167)         (326)           5,094           1,103
Other income (expense):
   Intercompany interest income       2,550          --           --            --           (2,550)             --
   Intercompany rental and
      royalty income                     --          --        4,432           662           (5,094)             --
   Equity in earnings (losses) of
      subsidiaries                   (5,045)      2,819           --            --            2,226              --
   Interest expense, net                 --      (4,368)      (1,321)         (461)           2,550          (3,600)
                                    -------    --------     --------         -----          -------        --------
Income (loss) before income taxes    (2,497)     (5,045)       2,944          (125)           2,226          (2,497)
Income tax provision (benefit)       (1,052)     (2,125)       1,240           (50)             935          (1,052)
                                    -------    --------     --------         -----          -------        --------
NET INCOME (LOSS)                   $(1,445)   $ (2,920)    $  1,704         $ (75)         $ 1,291        $ (1,445)
                                    =======    ========     ========         =====          =======        ========

                            THE BON-TON STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                            THE BON-TON STORES, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      TWENTY-SIX WEEKS ENDED JULY 29, 2006

                                     Bon-Ton
                                     (Parent                Guarantor    Non-Guarantor   Consolidating      Company
                                    Company)    Issuer    Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                    --------   --------   ------------   -------------   -------------   ------------
Net sales                           $     --   $276,426    $1,032,120       $    --        $     --       $1,308,546
Other income                              --      9,581        25,206            --              --           34,787
                                    --------   --------    ----------       -------        --------       ----------
                                          --    286,007     1,057,326            --              --        1,343,333
Costs and expenses:
   Costs of merchandise sold              --    192,186       645,327            --              --          837,513
   Selling, general and
      administrative                       2    115,932       358,625             6         (16,424)         458,141
   Depreciation and
   amortization                           --     11,349        29,236         6,500              --           47,085
                                    --------   --------    ----------       -------        --------       ----------
Income (loss) from operations             (2)   (33,460)       24,138        (6,506)         16,424              594
Other income (expense):
   Intercompany interest income        1,700         --            --            --          (1,700)              --
   Intercompany rental and
      royalty income                      --         --         4,828        11,596         (16,424)              --
   Equity in earnings (losses) of
      subsidiaries                   (52,257)    20,679            --            --          31,578               --
   Interest expense, net                  --    (39,476)       (5,913)       (7,464)          1,700          (51,153)
                                    --------   --------    ----------       -------        --------       ----------
Income (loss) before income taxes    (50,559)   (52,257)       23,053        (2,374)         31,578          (50,559)
Income tax provision (benefit)       (19,949)   (20,619)        9,096          (937)         12,460          (19,949)
                                    --------   --------    ----------       -------        --------       ----------
NET INCOME (LOSS)                   $(30,610)  $(31,638)   $   13,957       $(1,437)       $ 19,118       $  (30,610)
                                    ========   ========    ==========       =======        ========       ==========

                            THE BON-TON STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                            THE BON-TON STORES, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      TWENTY-SIX WEEKS ENDED JULY 30, 2005

                                                  Bon-Ton
                                                  (Parent                Guarantor    Non-Guarantor   Consolidating      Company
                                                 Company)    Issuer    Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                                 --------   --------   ------------   -------------   -------------   ------------
Net sales                                        $     --   $277,134     $259,745        $   --          $    --        $536,879
Other income                                           --      2,871        1,101            --               --           3,972
                                                 --------   --------     --------        ------          -------        --------
                                                       --    280,005      260,846            --               --         540,851

Costs and expenses:
   Costs of merchandise sold                           --    177,524      163,939            --               --         341,463
   Selling, general and administrative                  3    100,459       97,545             1           (9,919)        188,089
   Depreciation and amortization                       --     10,402        2,962           653               --          14,017
                                                 --------   --------     --------        ------          -------        --------
Loss from operations                                   (3)    (8,380)      (3,600)         (654)           9,919          (2,718)

Other income (expense):
   Intercompany interest income                     5,099         --           --            --           (5,099)             --
   Intercompany rental and royalty income              --         --        8,595         1,324           (9,919)             --
   Equity in earnings (losses) of subsidiaries    (14,720)     2,176           --            --           12,544              --
   Interest expense, net                               --     (8,516)      (2,564)         (925)           5,099          (6,906)
                                                 --------   --------     --------        ------          -------        --------
Income (loss) before income taxes                  (9,624)   (14,720)       2,431          (255)          12,544          (9,624)
Income tax provision (benefit)                     (3,767)    (5,762)         952          (100)           4,910          (3,767)
                                                 --------   --------     --------        ------          -------        --------
NET INCOME (LOSS)                                $ (5,857)  $ (8,958)    $  1,479        $ (155)         $ 7,634        $ (5,857)
                                                 ========   ========     ========        ======          =======        ========

                            THE BON-TON STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                            THE BON-TON STORES, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      TWENTY-SIX WEEKS ENDED JULY 29, 2006

                                                 Bon-Ton
                                                 (Parent                 Guarantor   Non-Guarantor  Consolidating     Company
                                                Company)     Issuer    Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                                --------  -----------  ------------  -------------  -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:            $(902)   $    (1,180)   $ 27,513       $ 1,548         $  --      $    26,979
                                                 -----    -----------    --------       -------         -----      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                             --        (31,486)    (16,638)           --            --          (48,124)
   Acquisition, net of cash acquired                --     (1,047,054)         --            --            --       (1,047,054)
   Proceeds from sale of property,
      fixtures and equipment                        --          1,026         518            --            --            1,544
                                                 -----    -----------    --------       -------         -----      -----------
      Net cash used in investing activities         --     (1,077,514)    (16,120)           --            --       (1,093,634)
                                                 -----    -----------    --------       -------         -----      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt and capital
      lease obligations                             --       (422,131)       (619)       (1,548)           --         (424,298)
   Proceeds from issuance of long-term debt         --      1,530,500          --            --            --        1,530,500
   Cash dividends paid                            (497)            --          --            --            --             (497)
   Proceeds from stock options exercised           550             --          --            --            --              550
   Excess tax benefit from exercise of
      stock options                                840             --          --            --            --              840
   Deferred financing costs paid                    --        (27,622)         --            --            --          (27,622)
   Increase (decrease) in bank overdraft
      balances                                      --         (4,617)      1,640            --            --           (2,977)
                                                 -----    -----------    --------       -------         -----      -----------
      Net cash provided by (used in) financing
         activities                                893      1,076,130       1,021        (1,548)           --        1,076,496
                                                 -----    -----------    --------       -------         -----      -----------
      Net increase (decrease) in cash and
         cash equivalents                           (9)        (2,564)     12,414            --            --            9,841
                                                 -----    -----------    --------       -------         -----      -----------

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                        10          7,453       2,308            --            --            9,771
                                                 -----    -----------    --------       -------         -----      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $   1    $     4,889    $ 14,722       $    --         $  --      $    19,612
                                                 =====    ===========    ========       =======         =====      ===========

                            THE BON-TON STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                            THE BON-TON STORES, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      TWENTY-SIX WEEKS ENDED JULY 30, 2005

                                                 Bon-Ton
                                                 (Parent               Guarantor   Non-Guarantor  Consolidating     Company
                                                Company)    Issuer   Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                                --------  ---------  ------------  -------------  -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:            $  71    $  88,549    $(1,870)        $ 527          $  --       $  87,277
                                                 -----    ---------    -------         -----          -----       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                             --       (7,974)    (2,349)           --             --         (10,323)
   Proceeds from sale of property,
      fixtures and equipment                        --           97          2            --             --              99
                                                 -----    ---------    -------         -----          -----       ---------
      Net cash used in investing activities         --       (7,877)    (2,347)           --             --         (10,224)
                                                 -----    ---------    -------         -----          -----       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt and capital
      lease obligations                             --     (215,250)      (363)         (527)            --        (216,140)
   Proceeds from issuance of long-term debt         --      138,250         --            --             --         138,250
   Cash dividends paid                            (832)          --         --            --             --            (832)
   Proceeds from stock options exercised           775           --         --            --             --             775
   Deferred financing costs paid                    --         (123)        --            --             --            (123)
   Decrease in bank overdraft balances              --       (9,458)      (174)           --             --          (9,632)
                                                 -----    ---------    -------         -----          -----       ---------
      Net cash used in financing activities        (57)     (86,581)      (537)         (527)            --         (87,702)
                                                 -----    ---------    -------         -----          -----       ---------
      Net increase (decrease) in cash and cash
         equivalents                                14       (5,909)    (4,754)           --             --         (10,649)
                                                 -----    ---------    -------         -----          -----       ---------

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                         2       14,872      8,034            --             --          22,908
                                                 -----    ---------    -------         -----          -----       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $  16    $   8,963    $ 3,280         $  --          $  --       $  12,259
                                                 =====    =========    =======         =====          =====       =========

                            THE BON-TON STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

13.  FUTURE ACCOUNTING CHANGES

     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 requires applying a "more likely than not" threshold to the recognition and derecognition of tax positions. The new guidance will be effective for the Company as of February 4, 2007. The Company has not yet determined the impact of FIN 48 on its consolidated financial statements.

                            THE BON-TON STORES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For purposes of the following discussions, all references to "second quarter of 2006" and "second quarter of 2005" are to the thirteen-week periods ended July 29, 2006 and July 30, 2005, respectively, of The Bon-Ton Stores, Inc. and all of its wholly owned subsidiaries (collectively, the "Company," unless the context otherwise indicates the term refers to The Bon-Ton Stores, Inc.). All references to "2006" and "2005" are to the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively.

OVERVIEW

     Effective March 5, 2006, pursuant to the October 29, 2005 purchase agreement with Saks Incorporated ("Saks"), as amended, the Company acquired all of the outstanding securities of two subsidiaries of Saks that were solely related to the business of owning and operating the 142 retail department stores operated under the names Carson Pirie Scott, Younkers, Herberger's, Boston Store and Bergner's (collectively, "Carson's"). The stores are located in twelve states in the Midwest and upper Great Plains regions. Under the terms of the purchase agreement, the Company paid approximately $1.04 billion in cash for Carson's. Carson's stores encompass a total of approximately 15 million gross square feet in mid-sized and metropolitan markets.

     To finance the acquisition and the payoff of the Company's previous revolving credit facility, the Company entered into a new revolving credit facility which provides for up to $1.0 billion in borrowings, issued $510.0 million in senior unsecured notes, and entered into a new mortgage loan facility in the aggregate principal amount of $260.0 million.

     As a result of the acquisition of Carson's, the Company is now one of the largest regional department store operators in the United States, in terms of sales, with 278 stores that encompass a total of approximately 27 million gross square feet across the Northeastern, Midwestern and Great Plains states. The Company's management believes that the acquisition will enhance the Company's product offerings, strengthen its vendor and customer relationships and increase its profitability. The Company's scale will make it an important distribution channel for leading merchandise vendors and will enhance its ability to offer its customers nationally distributed brands and exclusive merchandise. Furthermore, the Company's management believes that the Company will continue to enjoy the #1 or #2 market position among department stores in most of the markets in which it operates.

     The Company competes in the department store segment of the U.S. retail industry. Department stores have historically dominated apparel and accessories retailing, occupying a cornerstone in the U.S. retail landscape for more than 100 years. Over time, department stores have evolved from single unit, family owned, urban locations to regional and national chains serving communities of all sizes. The department store industry continues to evolve in response to ongoing consolidation among apparel and accessories vendors as well as the evolution of competitive retail formats -- mass merchandisers, national chain retailers, specialty retailers and online retailers. The Company's segment of the retail industry is highly competitive, and the Company anticipates that competitive pressures and challenges will continue in the foreseeable future.

                            THE BON-TON STORES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

                                               THIRTEEN             TWENTY-SIX
                                             WEEKS ENDED           WEEKS ENDED
                                         -------------------   -------------------
                                         July 29,   July 30,   July 29,   July 30,
                                           2006       2005       2006       2005
                                         --------   --------   --------   --------
Net sales                                 100.0%     100.0%     100.0%     100.0%
Other income                                2.7        0.7        2.7        0.7
                                          -----      -----      -----      -----
                                          102.7      100.7      102.7      100.7
                                          -----      -----      -----      -----
Costs and expenses:
   Costs of merchandise sold               65.1       63.4       64.0       63.6
   Selling, general and administrative     34.6       34.1       35.0       35.0
   Depreciation and amortization            3.7        2.8        3.6        2.6
                                          -----      -----      -----      -----
(Loss) income from operations              (0.7)       0.4         --       (0.5)
Interest expense, net                       3.7        1.3        3.9        1.3
                                          -----      -----      -----      -----
Loss before income taxes                   (4.4)      (0.9)      (3.9)      (1.8)
Income tax benefit                         (1.7)      (0.4)      (1.5)      (0.7)
                                          -----      -----      -----      -----
Net loss                                   (2.6)%     (0.5)%     (2.3)%     (1.1)%
                                          =====      =====      =====      =====

THIRTEEN WEEKS ENDED JULY 29, 2006 COMPARED TO THIRTEEN WEEKS ENDED JULY 30,
2005

     NET SALES: Net sales for the second quarter of 2006 were $746.8 million as compared to $274.3 million for the second quarter of 2005. Sales in the second quarter of 2006 include $464.7 million from Carson's. Net sales for the second quarter of 2005 include $4.7 million for the four stores closed in January of 2006. The balance of the sales increase in the second quarter of 2006 reflects the comparable store sales increase of 4.6%, or approximately $12.5 million.

     Sales for Carson's stores are not included in the Company's reported comparable store sales. However, the following comparable store sales information is provided for informational purposes only. For the second quarter of 2006, Carson's comparable store sales increased 2.6% over the prior year period. For Carson's and Bon-Ton combined, comparable store sales for the second quarter of 2006 increased 3.4%.

     The best performing merchandise categories in the Company's comparable stores in the second quarter of 2006 were Home (which includes furniture), Women's Special Sizes (included in Women's Apparel) and Shoes. Sales in Home during the second quarter of 2006 reflects approximately $17.5 million of incremental sales due primarily to the liquidation of merchandise the Company no longer intends to carry. The performance in Women's Special Sizes reflects the Company's increased emphasis and corresponding inventory investment. Shoe sales increased as customers continued to respond favorably to the Company's offerings in moderately priced branded casual footwear. The poorest performing merchandise categories in the second quarter of 2006 were Dresses (included in Women's Apparel), Juniors' Apparel, Men's Apparel and Intimate

                            THE BON-TON STORES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Apparel. Dresses and Juniors' Apparel sales have been trending down and, consequently, the Company reduced its inventory investment in these areas. Sales in Men's Apparel and Intimate Apparel were negatively impacted by reduced inventory receipts in the second quarter of 2006 in accordance with the clearing of merchandise assortments that the Company will not continue to carry; the Company anticipates improved performance with the receipt of new merchandise in subsequent periods.

     OTHER INCOME: Other income was $20.0 million, or 2.7% of net sales, in the second quarter of 2006 compared to $1.8 million, or 0.7% of net sales, in the second quarter of 2005. The increase was primarily due to the program revenue received in the second quarter of 2006 under the credit card program agreement with HSBC Bank Nevada, N.A. ("HSBC") entered into in July 2005 and the addition of $4.5 million for Carson's leased departments and other customer revenues. In the prior year, before the sale of the proprietary credit card portfolio to HSBC, credit card revenues were reflected as a reduction to selling, general and administrative expenses ("SG&A").

     COSTS AND EXPENSES: Gross margin was $260.8 million for the second quarter of 2006 compared to $100.3 million for the second quarter of 2005, an increase of $160.5 million. The increase in gross margin dollars for the second quarter of 2006 as compared to the second quarter of 2005 reflects the addition of the Carson's stores and increased sales volume in comparable stores, partially offset by a reduced gross margin rate. Gross margin as a percentage of net sales decreased 1.6 percentage points to 34.9% for the second quarter of 2006 from 36.6% for the same period last year. The decrease in the gross margin rate reflects a 1.4 percentage point increase, at cost, in the net markdown rate primarily related to liquidation sales of merchandise the Company no longer intends to carry.

     SG&A for the second quarter of 2006 were $258.4 million compared to $93.4 million for the second quarter of 2005, reflecting an increase of $164.9 million. The primary factors in the increase in SG&A were the addition of the Carson's stores and support costs, including the costs associated with the transition services agreement with Saks Incorporated, and integration expenses. The Carson's operations costs approximated $157.6 million and integration expenses approximated $3.8 million. The current year expense rate increased 0.5 percentage point to 34.6% of net sales, compared to 34.1% for the same period last year.

     Depreciation and amortization expense in the second quarter of 2006 was $27.9 million, an increase of $20.3 million compared to the $7.6 million expense in the second quarter of 2005, primarily reflecting the addition of Carson's depreciation and amortization from the preliminary purchase accounting for the acquired Carson's operations.

     (LOSS) INCOME FROM OPERATIONS: Loss from operations in the second quarter of 2006 was $5.4 million, or 0.7% of net sales, compared to income from operations of $1.1 million, or 0.4% of net sales, in the second quarter of 2005.

     INTEREST EXPENSE, NET: Net interest expense was $27.3 million, or 3.7% of net sales, in the second quarter of 2006 compared to $3.6 million, or 1.3% of net sales, in the second quarter of 2005. The $23.7 million net increase is principally due to the increased debt required to fund the acquisition of Carson's.

     INCOME TAX BENEFIT: The effective tax rate of 39.5% in the second quarter of 2006 was 2.6 percentage points lower than the rate of 42.1% in the second quarter of 2005. The decrease

                            THE BON-TON STORES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

largely is the result of adjustments impacting the effective state tax rate in the second quarter of 2005.

     NET LOSS: Net loss in the second quarter of 2006 was $19.8 million, or 2.6% of net sales, compared to a net loss of $1.4 million, or 0.5% of net sales, in the second quarter of 2005.

TWENTY-SIX WEEKS ENDED JULY 29, 2006 COMPARED TO TWENTY-SIX WEEKS ENDED JULY 30, 2005

     NET SALES: Net sales for 2006 were $1,308.5 million as compared to $536.9 million for 2005. Sales in 2006 include $775.9 million from Carson's for the period March 5, 2006 through July 29, 2006. Net sales for 2005 include $9.4 million for the four stores closed in January of 2006. The balance of the sales increase in 2006 reflects the comparable store sales increase of 1.0%, or approximately $5.1 million.

     Sales for Carson's stores are not included in the Company's reported comparable store sales. However, the following comparable store sales information is provided for informational purposes only. For the period March 5, 2006 through July 29, 2006, Carson's comparable store sales increased 2.1% over the prior year period.

     The best performing merchandise categories in the Company's comparable stores in 2006 were Home (which includes furniture), Women's Special Sizes (included in Women's Apparel) and Shoes. Home sales during 2006 reflects approximately $17.5 million of incremental sales in the second quarter of 2006 due primarily to the liquidation of merchandise the Company no longer intends to carry. The performance in Women's Special Sizes reflects the Company's increased emphasis and corresponding inventory investment. Shoe sales increased as customers continued to respond favorably to the Company's offerings in moderately priced branded casual footwear. The poorest performing merchandise categories in 2006 were Dresses (included in Women's Apparel), Juniors' Apparel, Accessories, Intimate Apparel and Men's Apparel. Dresses and Juniors' Apparel sales have been trending down and, consequently, the Company reduced its inventory investment in these areas. Accessories sales reflected the lack of clearance merchandise as compared to the prior year. Sales in Men's Apparel and Intimate Apparel were negatively impacted by reduced merchandise receipts in the second quarter of 2006 in accordance with the clearing of merchandise assortments that the Company will not continue to carry; the Company anticipates improved performance with the receipt of new merchandise in subsequent periods.

     OTHER INCOME: Other income was $34.8 million, or 2.7% of net sales, in 2006 compared to $4.0 million, or 0.7% of net sales, in 2005. The increase was primarily due to the program revenue received in 2006 under the credit card program agreement with HSBC and the addition of $7.1 million for Carson's leased departments and other customer revenues. In the prior year, before the sale of the proprietary credit card portfolio to HSBC in July 2005, credit card revenues were reflected as a reduction to SG&A.

     COSTS AND EXPENSES: Gross margin was $471.0 million for 2006 compared to $195.4 million for 2005, an increase of $275.6 million. The increase in gross margin dollars for 2006 as compared to 2005 reflects the addition of the Carson's stores, partially offset by lost sales volume attributable to the four stores closed in January 2006 and a reduced gross margin rate. Gross

                            THE BON-TON STORES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

margin as a percentage of net sales decreased 0.4 percentage point to 36.0% for 2006 from 36.4% for the same period last year. The decrease in the gross margin rate of 0.4 percentage point reflects lower realized markup on merchandise sold and increased distribution costs.

     SG&A for 2006 were $458.1 million compared to $188.1 million for 2005, reflecting an increase of $270.1 million. The primary factors in the increase in SG&A were the addition of the Carson's stores and support costs, including the costs associated with the transition services agreement, and integration expenses. The Carson's operations costs approximated $259.3 million and integration expenses approximated $8.2 million. The current year expense rate remained even with the prior year at 35.0% of net sales.

     Depreciation and amortization in 2006 was $47.1 million, an increase of $33.1 million compared to the $14.0 million expense in 2005, primarily reflecting the addition of Carson's depreciation and amortization from the preliminary purchase accounting for the acquired Carson's operations.

     INCOME (LOSS) FROM OPERATIONS: Income from operations in 2006 was $0.6 million, or 0.0% of net sales, compared to a loss from operations of $2.7 million, or 0.5% of net sales, in 2005.

     INTEREST EXPENSE, NET: Net interest expense was $51.2 million, or 3.9% of net sales, in 2006 compared to $6.9 million, or 1.3% of net sales, in 2005. The $44.2 million net increase is principally due to the increased debt required to fund the acquisition of Carson's. Included in the 2006 expense are charges of $2.3 million for the write-off of fees associated with the Company's previous credit agreement and $4.5 million for fees associated with a bridge facility required in connection with the financing for the acquisition of Carson's.

     INCOME TAX BENEFIT: The tax rate of 39.5% in 2006 increased 0.3 percentage point from the prior year rate of 39.1%, largely reflecting the impact of Carson's operations on the Company's effective state tax rate.

     NET LOSS: Net loss in 2006 was $30.6 million, or 2.3% of net sales, compared to a net loss of $5.9 million, or 1.1% of net sales, in 2005.

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

     The Company does not believe inflation had a material effect on operating results during the first twenty-six weeks of 2006 and 2005. However, there can be no assurance that the Company's business will not be affected by inflationary adjustments in the future.

LIQUIDITY AND CAPITAL RESOURCES

     The following table summarizes material measures of the Company's liquidity and capital resources:

                                                             July 29,   July 30,
(Dollars in millions)                                          2006       2005
---------------------                                        --------   --------
Working capital                                               $ 347.4    $ 183.9
Current ratio                                                  1.79:1     2.10:1
Debt to total capitalization (1)                               0.82:1     0.28:1
Unused availability under lines of credit (2)                 $ 247.6    $ 129.2

(1) Debt includes obligations under capital leases. Total capitalization includes shareholders' equity, debt and obligations under capital leases.

(2) Subject to a minimum availability covenant of $75 and $10 as of July 29, 2006 and July 30, 2005, respectively.

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

     Increases in working capital, debt to total capitalization and unused availability under lines of credit, and a decrease in the current ratio for 2006 as compared to 2005 primarily reflect the addition of Carson's operations and the increase in debt to fund the acquisition.

     Net cash provided by operating activities amounted to $27.0 million in 2006, as compared to $87.3 million in 2005. The reduction in net cash provided in the current year primarily reflects the net proceeds from the sale of the Company's proprietary credit card operation in July of 2005 and the inclusion of Carson's activity from the acquisition date.

                            THE BON-TON STORES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

     Net cash used in investing activities amounted to $1,093.6 million in 2006, as compared to $10.2 million in the 2005. The increase of $1,083.4 million primarily reflects the acquisition of Carson's and an increase in capital expenditures of $37.8 million over the prior year period.

     Net cash provided by financing activities amounted to $1,076.5 million in 2006, as compared to net cash used in financing activities of $87.7 million in 2005. The increase in net cash provided in 2006 primarily reflects the issuance of debt to finance the acquisition of Carson's.

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

     On March 6, 2006, The Bon-Ton Department Stores, Inc. and certain of its subsidiaries, Bank of America, N.A. ("Bank of America") and certain other lenders entered into a Loan and Security Agreement ("New Senior Secured Credit Facility") which provides for up to $1.0 billion of revolver borrowings. The New Senior Secured Credit Facility includes a last-in, first-out revolving credit facility of up to $900.0 million and a first-in, last-out revolving credit facility of up to $100.0 million, and has a sub-limit of $150.0 million for the issuance of standby and documentary letters of credit. All borrowings under the New Senior Secured Credit Facility are limited by amounts available pursuant to a borrowing base calculation, which is based on percentages of eligible inventory, real estate and fixed assets, with a reduction for applicable reserves. The New Senior Secured Credit Facility is guaranteed by The Bon-Ton Stores, Inc. and certain of its subsidiaries. As part of the New Senior Secured Credit Facility, Bank of America and the other lenders will make available certain swing line loans in an aggregate amount not to exceed $75.0 million outstanding at any one time. Borrowings under the New Senior Secured Credit Facility will bear interest at either (i) the prime rate established by Bank of America, from time to time, plus the applicable margin (the "Prime Rate") or (ii) the LIBOR rate from time to time plus the applicable margin. The applicable margin will be determined by the excess availability under the New Senior Secured Credit Facility. The swing line loans will bear interest at the same rate applicable to last-in, first-out Prime Rate loans. The Company will be required to pay a commitment fee to the lenders for unused commitments at a rate of 0.25% to 0.30% per annum, based on excess availability under the facility. The New Senior Secured Credit Facility expires March 6, 2011. Financial covenants contained in the New Senior Secured Credit Facility require that the minimum excess availability under the facility be greater than $75.0 million at all times. In addition, there are certain restrictions against incurring additional indebtedness, pledge or sale of assets, payment of dividends and distributions, and other similar restrictions. Dividends paid by the Company may not exceed $15.0 million over the life of the agreement, or $4.0 million in any single year. Capital expenditures are limited to $125.0 million per year, with a one-year carryover of any prior year unused amount. The proceeds of the March 6, 2006 borrowings under the New Senior Secured Credit Facility were used to pay the outstanding balance under the Credit Agreement and a portion of the purchase price for the acquisition of Carson's. The available borrowing capacity under this facility will be used for other general corporate purposes. As of July 29, 2006, the Company had $363.9 million of outstanding borrowings under the New Senior Secured Credit Facility and, under the most restrictive covenant, the Company had the ability to borrow an additional $172.6 million.

                            THE BON-TON STORES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

     On March 6, 2006, The Bon-Ton Department Stores, Inc., a wholly owned subsidiary of The Bon-Ton Stores, Inc., entered into an Indenture (the "Indenture") with The Bank of New York, as trustee, under which The Bon-Ton Department Stores, Inc. issued $510.0 million aggregate principal amount of its 10-1/4% Senior Notes due 2014 (the "Notes"). The Notes are guaranteed on a senior unsecured basis by The Bon-Ton Stores, Inc. and certain of its subsidiaries. The Notes mature on March 15, 2014. The interest rate of the Notes is fixed at 10-1/4% per year. Interest on the Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2006. The Indenture includes covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional debt, pay dividends and make distributions, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions, and sell certain assets or merge with or into other companies.

     On March 6, 2006, certain bankruptcy-remote special purpose entities (each an "SPE" and, collectively, the "SPEs") that are indirect wholly owned subsidiaries of The Bon-Ton Stores, Inc. entered into Loan Agreements with Bank of America, pursuant to which Bank of America provided a new mortgage loan facility in the aggregate principal amount of $260.0 million (the "New Mortgage Loan Facility"). The New Mortgage Loan Facility has a term of ten years and is secured by mortgages on twenty-three retail stores and one distribution center owned by the SPEs. Each SPE entered into a lease with each of The Bon-Ton Stores, Inc. subsidiaries operating on such SPE's properties. A portion of the rental income received under these leases will be used to pay the debt service under the New Mortgage Loan Facility. The New Mortgage Loan Facility requires level monthly payments of principal and interest based on an amortization period of 25 years and the balance outstanding at the end of ten years will then become due and payable. The interest rate for the New Mortgage Loan Facility is fixed at 6.2125%. Financial covenants contained in the New Mortgage Loan Facility require that the SPEs maintain certain financial thresholds, as defined.

     The Company used the net proceeds of the Notes offering along with borrowings under its New Senior Secured Credit Facility and New Mortgage Loan Facility to finance the acquisition of Carson's, refinance the Credit Agreement, and pay related fees and expenses in connection with the acquisition and related financing transactions.

     Aside from planned capital expenditures, the Company's primary cash requirements will be to service debt and finance working capital increases during peak selling seasons.

     The Company paid a quarterly cash dividend of $0.025 per share on shares of Class A Common Stock and Common Stock to shareholders on May 1, 2006 and August 1, 2006 to shareholders of record as of April 15, 2006 and July 14, 2006, respectively. Additionally, the Company declared a quarterly cash dividend of $0.025 per share, payable October 16, 2006 to shareholders of record as of October 2, 2006. The Company's Board of Directors will consider dividends in subsequent periods as it deems appropriate.

     The Company's capital expenditures for 2006 totaled $48.1 million. Capital expenditures for the full year fiscal 2006 are planned at approximately $91.0 million.

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

CRITICAL ACCOUNTING POLICIES

     The Company's discussion and analysis of financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Preparation of these financial statements required the Company to make estimates and judgments that affected reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of its financial statements. On an ongoing basis, the Company evaluates its estimates, including those related to merchandise returns, bad debts, inventories, goodwill, intangible assets, income taxes, financings, contingencies, insurance reserves and litigation. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

     Inherent in the retail inventory method calculation are certain significant management judgments and estimates including, among others, merchandise markups, markdowns and shrinkage, which significantly impact both the ending inventory valuation at cost and the resulting gross margin. These significant estimates, coupled with the fact that the retail inventory method is an averaging process, can, under certain circumstances, result in individual inventory components with cost above related net realizable value. Factors that can lead to this result include applying the retail inventory method to a group of products that is not fairly uniform in terms of its cost, selling price relationship and turnover; or applying the retail inventory method to transactions over a period of time that include different rates of gross profit, such as those relating to seasonal

                            THE BON-TON STORES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

merchandise. In addition, failure to take timely markdowns can result in an overstatement of inventory under the lower of cost or market principle. The Company believes that the retail inventory method it uses provides an inventory valuation that approximates cost and results in carrying inventory in the aggregate at the lower of cost or market.

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

     The Company uses a last-in, first-out ("LIFO") cost basis for valuation of certain inventories. As is currently the case with many companies in the retail industry, the Company's LIFO calculations have yielded inventory increases in recent years due to deflation reflected in price indices used. This is the result of the LIFO method whereby merchandise sold is valued at the cost of more recent inventory purchases (which the deflationary indices indicate to be lower), resulting in the general inventory on-hand being carried at the older, higher costs. Given these higher values and the promotional retail environment, the Company has reduced the carrying value of its LIFO inventories to a net realizable value ("NRV"). These reductions totaled $23.7 million as of July 29, 2006 and January 28, 2006. Inherent in these NRV assessments are significant management judgments and estimates regarding future merchandise selling costs and pricing. Should these estimates prove to be inaccurate, the Company may have overstated or understated its inventory carrying value. In such cases, operating results would ultimately be impacted.

VENDOR ALLOWANCES

     As is standard industry practice, allowances are received from merchandise vendors as reimbursement for charges incurred on marked-down merchandise. Vendor allowances are generally credited to costs of goods sold, provided the allowance is: (1) collectable, (2) for merchandise either permanently marked down or sold,
(3) not predicated on a future purchase, (4) not predicated on a future increase in the purchase price from the vendor, and (5) authorized by internal management. If the aforementioned criteria are not met, the allowances are reflected as an adjustment to the cost of merchandise capitalized in inventory.

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

INCOME TAXES

     Significant management judgment is required in determining the provision (benefit) for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against net deferred tax assets. The process involves summarizing temporary differences resulting from differing treatment of items (e.g., allowance for doubtful accounts) for tax and accounting purposes. These differences and net operating loss carry-forwards result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The Company must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and, to the extent it does not believe recovery of the deferred tax asset is more-likely-than-not, a valuation allowance must be established. To the extent a valuation allowance is established in a period, an expense must be recorded within the income tax provision (benefit) in the statement of operations.

LONG-LIVED ASSETS

     Property, fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in the Company's business model or capital strategy can result in the actual useful lives differing from its estimates. In cases where the Company determines that the useful life of property, fixtures and equipment should be shortened, it depreciates the net book value in excess of the salvage value over its revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or leasehold improvements could also result in shortened useful lives. The Company's net property, fixtures and equipment amounted to $913.9 million and $167.7 million at July 29, 2006 and January 28, 2006, respectively.

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

GOODWILL AND INTANGIBLE ASSETS

     The Company's goodwill was $114.3 million and $3.0 million as of July 29, 2006 and January 28, 2006, respectively. The increase in the goodwill reflects the preliminary purchase accounting for the acquisition of Carson's.

     The Company's net intangible assets totaled $85.8 million and $5.0 million as of July 29, 2006 and January 28, 2006, respectively. The Company's intangible assets are principally comprised of $43.2 million of lease interests that relate to below-market-rate leases and $42.6 million associated with trademarks and customer lists. The lease-related interests, customer lists and the portion of trademarks subject to amortization are being amortized on a straight-line method. Trademarks of $36.0 million have been deemed to have an indefinite life as part of the preliminary purchase accounting for Carson's.

     The Company has not completed its assessment of the fair values of the acquired Carson's assets and assumed liabilities and has not finalized its plans regarding the integration of computer software. The Company is currently in the process of obtaining third-party valuations for certain acquired assets and assumed liabilities. Consequently, the purchase price allocation may be subsequently adjusted to reflect the final valuation of acquired assets and assumed liabilities.

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

PURCHASE ACCOUNTING

     The Company has accounted for the acquisition of Carson's in accordance with the provisions of SFAS No. 141, "Business Combinations," whereby the purchase price paid to effect the Carson's acquisition was allocated to the acquired assets and assumed liabilities at their estimated fair value as of the acquisition date. The acquisition of Carson's was effective as of March 5, 2006. In connection with the preliminary purchase price allocation, the Company made estimates of the fair values of its long-lived and intangible assets based upon assumptions related to the future cash flows, discount rates and asset lives utilizing currently available information. As of July 29, 2006, the Company has recorded preliminary purchase accounting adjustments to record the property and equipment and inventory at their estimated fair values, to establish intangible assets for its tradenames, customer lists and favorable lease interests and to revalue its long-term benefit plan obligations, among other things.

     The Company has not completed its assessment of the fair values of the acquired Carson's assets and assumed liabilities and has not finalized its plans regarding the integration of computer software. The Company is currently in the process of obtaining third-party valuations for certain acquired assets and assumed liabilities. Consequently, the purchase price allocation may be subsequently adjusted to reflect the final valuation of acquired assets and assumed liabilities. Such revisions could have a material impact on the Company's results of operations for fiscal 2006.

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

                            THE BON-TON STORES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK AND FINANCIAL INSTRUMENTS

     The Company is exposed to market risk associated with changes in interest rates. To provide some protection against potential rate increases associated with its variable-rate facilities, the Company entered into derivative financial transactions in the form of interest rate swaps. The interest rate swaps are used to hedge a portion of the underlying variable-rate facilities. The swaps are a qualifying hedge and the interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. At July 29, 2006, the Company held two "variable-to-fixed" rate swaps with notional amounts of $50.0 million each. The notional amount does not represent amounts exchanged by the parties; rather, it is used as the basis to calculate amounts due and to be received under the rate swaps. The Company has not entered into or held derivative financial instruments for trading purposes.

     The following table provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates at July 29, 2006. For the interest rate swaps, the table presents the notional amount and weighted average pay and receive interest rates by expected maturity date.

                                       Expected Maturity Date By Fiscal Year
                              -------------------------------------------------------
                              Remainder                                        There-                 Fair
(Dollars in thousands)         of 2006     2007     2008     2009     2010      after      Total      Value
----------------------        ---------   ------   ------   ------   ------   --------   --------   --------
Debt:
   Fixed-rate debt             $2,734     $5,760   $6,173   $6,617   $8,096   $756,993   $786,373   $783,340
      Average fixed rate         6.83%      6.84%    6.86%    6.88%    6.67%      8.98%      8.90%

   Variable-rate debt          $   --     $   --   $   --   $   --   $   --   $363,900   $363,900   $363,900
      Average variable rate        --         --       --       --       --       7.04%      7.04%

Interest Rate Derivatives:
   Interest rate swaps
      Variable-to-fixed        $   --     $   --   $   --   $   --   $   --   $100,000   $100,000   $   (693)
      Average pay rate             --         --       --       --       --       5.49%      5.49%
      Average receive rate         --         --       --       --       --       5.50%      5.50%

                            THE BON-TON STORES, INC.

ITEM 4. CONTROLS AND PROCEDURES

                Evaluation of Disclosure Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report and, based on this evaluation, concluded that the Company's disclosure controls and procedures are effective.

              Changes in Internal Control over Financial Reporting

     Effective March 5, 2006, the Company completed the acquisition of Carson's. In conjunction with this acquisition, the Company entered into a transition services agreement with Saks pursuant to which Saks provides the Company with various services related to Carson's, including, among other things, credit operations, procurement, accounting, bank card processing, store planning, construction, facilities maintenance and energy, information technology and human resources activities. These services will be provided by Saks for periods ranging from three months to 12 months from the date of the acquisition of Carson's (subject to extension at the Company's discretion). As the transition of these services to the Company continues over approximately the next five months, the Company will carefully review internal control over financial reporting related to the integration of Carson's operations. There were no changes to the Company's internal control over financial reporting related to its previously existing business that occurred during the thirteen weeks ended July 29, 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

                            THE BON-TON STORES, INC.

PART II: OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 20, 2006, the Company held its Annual Meeting of Shareholders. The following matters were submitted for vote:

1. The following individuals were nominated and elected by the votes set forth to serve as the directors of the Company:

Robert B. Bank                        For:   42,526,262
                       Withhold Authority:      598,066

Byron L. Bergren                      For:   41,596,718
                       Withhold Authority:    1,527,610

Philip M. Browne                      For:   42,718,358
                       Withhold Authority:      405,971

Shirley A. Dawe                       For:   42,522,274
                       Withhold Authority:      602,054

Marsha M. Everton                     For:   41,068,680
                       Withhold Authority:    2,055,648

Michael L. Gleim                      For:   40,819,210
                       Withhold Authority:    2,305,119

M. Thomas Grumbacher                  For:   41,579,230
                       Withhold Authority:    1,545,099

Robert E. Salerno                     For:   42,615,487
                       Withhold Authority:      508,841

Thomas W. Wolf                        For:   40,999,591
                       Withhold Authority:    2,124,738

2. With respect to the proposal to approve the amendment of The Bon-Ton Stores, Inc. Amended and Restated 2000 Stock Incentive and
     Performance-Based Award Plan, 39,464,170 votes were cast in favor, 1,149,691 votes were cast against and 7,779 votes abstained.

3. With respect to ratification of the appointment of KPMG LLP as independent registered public accounting firm of The Bon-Ton Stores, Inc., 42,960,607 votes were cast in favor, 20,938 votes were cast against and 142,784 votes abstained.

                            THE BON-TON STORES, INC.

ITEM 6. EXHIBITS

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

Exhibit                    Description                             Document Location
-------                    -----------                             -----------------
10.1      Amendment No. 1 to Amended and Restated         Filed herewith.
          Transition Services Agreement
10.2      Second Amendment to Employment Agreement with   Exhibit 99.1 to Current Report
          Byron L. Bergren                                on Form 8-K filed on May 26, 2006
10.3      Employment Agreement with Anthony Buccina       Exhibit 10.1 to Current Report
                                                          on Form 8-K filed on June 6, 2006
10.4      The Bon-Ton Stores, Inc. Amended and Restated   Exhibit 10.1 to Current Report
          2000 Stock Incentive and Performance-Based      on Form 8-K filed on June 26, 2006
          Award Plan
10.5      Restricted Stock Unit Agreement with Byron L.   Exhibit 10.2 to Current Report
          Bergren dated June 20, 2006                     on Form 8-K filed on June 26, 2006
31.1      Certification of Byron L. Bergren               Filed herewith.
31.2      Certification of Keith E. Plowman               Filed herewith.
32.1      Certification Pursuant to Rules 13a-14(b) and   Furnished herewith.
          15d-14(b) of the Securities Exchange Act of
          1934

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE BON-TON STORES, INC.


DATE: September 6, 2006                 BY: /s/ Byron L. Bergren
                                            ------------------------------------
                                            Byron L. Bergren
                                            President and
                                            Chief Executive Officer


DATE: September 6, 2006                 BY: /s/ Keith E. Plowman
                                            ------------------------------------
                                            Keith E. Plowman
                                            Executive Vice President,
                                            Chief Financial Officer and
                                            Principal Accounting Officer