Form 10-Q
period 2006-10-28
BON TON STORES INC
filed 2006-12-07
CIK 878079

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter ended October 28, 2006	Commission File Number
0-19517
THE BON-TON STORES, INC.
2801 East Market Street
York, Pennsylvania 17402
(717) 757-7660

Incorporated in Pennsylvania	IRS No. 23-2835229

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer ☐                      Accelerated filer ☑                      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 1, 2006, there were 14,448,529 shares of Common Stock, $.01 par value, and 2,951,490 shares of Class A Common Stock, $.01 par value, outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE BON-TON STORES, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)	October 28,	January 28,
(Unaudited)	2006	2006

Assets
Current assets:
Cash and cash equivalents	$22,847	$9,771
Merchandise inventories	944,488	284,584
Prepaid expenses and other current assets	83,781	28,412
Deferred income taxes	8,300	7,126

Total current assets	1,059,416	329,893

Property, fixtures and equipment at cost, net of accumulated depreciation and amortization of $286,103 and $216,740 at October 28, 2006 and January 28, 2006, respectively	928,802	167,679
Deferred income taxes	66,345	46,453
Goodwill	17,095	2,965
Intangible assets, net of accumulated amortization of $9,502 and $5,776 at October 28, 2006 and January 28, 2006, respectively	162,634	5,013
Other long-term assets	36,440	9,340

Total assets	$2,270,732	$561,343

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$392,279	$87,318
Accrued payroll and benefits	63,128	18,986
Accrued expenses	141,038	52,692
Current maturities of long-term debt	5,425	961
Current maturities of obligations under capital leases	1,907	74
Income taxes payable	13,408	26,743

Total current liabilities	617,185	186,774

Long-term debt, less current maturities	1,256,602	42,491
Obligations under capital leases, less current maturities	70,110	24
Other long-term liabilities	73,210	39,960

Total liabilities	2,017,107	269,249

Contingencies (Note 10)

Shareholders’ equity:
Preferred Stock — authorized 5,000,000 shares at $0.01 par value; no shares issued	—	—
Common Stock — authorized 40,000,000 shares at $0.01 par value; issued 14,448,529 and 14,195,664 shares at October 28, 2006 and January 28, 2006, respectively	144	142
Class A Common Stock — authorized 20,000,000 shares at $0.01 par value; issued and outstanding 2,951,490 shares at October 28, 2006 and January 28, 2006	30	30
Treasury stock, at cost - 337,800 shares at October 28, 2006 and January 28, 2006	(1,387)	(1,387)
Additional paid-in-capital	128,587	129,614
Deferred compensation	—	(6,663)
Accumulated other comprehensive loss	(1,327)	(5)
Retained earnings	127,578	170,363

Total shareholders’ equity	253,625	292,094

Total liabilities and shareholders’ equity	$2,270,732	$561,343

The accompanying notes are an integral part of these financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
(In thousands except share and per share data)	October 28,	October 29,	October 28,	October 29,
(Unaudited)	2006	2005	2006	2005

Net sales	$804,100	$285,676	$2,112,646	$822,555
Other income	22,859	2,126	57,646	6,098

	826,959	287,802	2,170,292	828,653

Costs and expenses:
Costs of merchandise sold	509,829	189,229	1,347,342	530,692
Selling, general and administrative	273,581	97,759	731,722	285,848
Depreciation and amortization	29,587	7,508	76,672	21,525

Income (loss) from operations	13,962	(6,694)	14,556	(9,412)
Interest expense, net	27,929	2,804	79,082	9,710

Loss before income taxes	(13,967)	(9,498)	(64,526)	(19,122)
Income tax benefit	(3,066)	(3,198)	(23,015)	(6,965)

Net loss	$(10,901)	$(6,300)	$(41,511)	$(12,157)

Per share amounts –
Basic:
Net loss	$(0.66)	$(0.39)	$(2.53)	$(0.75)

Basic weighted average shares outstanding	16,439,314	16,218,717	16,420,082	16,175,790

Diluted:
Net loss	$(0.66)	$(0.39)	$(2.53)	$(0.75)

Diluted weighted average shares outstanding	16,439,314	16,218,717	16,420,082	16,175,790
The accompanying notes are an integral part of these financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	THIRTY-NINE
	WEEKS ENDED
(In thousands)	October 28,	October 29,
(Unaudited)	2006	2005

Cash flows from operating activities:
Net loss	$(41,511)	$(12,157)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	76,672	21,525
Bad debt provision	—	1,510
Stock-based compensation expense	3,834	1,728
Tax benefit of stock option exercises	—	533
Gain on sale of property, fixtures and equipment	(687)	(132)
Amortization of deferred financing costs	5,469	1,164
Amortization of deferred gain on sale of proprietary credit card portfolio	(1,810)	(742)
Deferred income tax benefit	(2,919)	(11,362)
Net transfers of receivables to accounts receivable facility	—	(244,000)
Proceeds from sale of proprietary credit card portfolio	—	315,445
Loss on sale of proprietary credit card portfolio	—	596
Changes in operating assets and liabilities, net of effect of acquisition:
Increase in merchandise inventories	(204,649)	(121,973)
(Increase) decrease in prepaid expenses and other current assets	(40,355)	21,354
(Increase) decrease in other long-term assets	(6,633)	42
Increase in accounts payable	111,677	70,435
Increase (decrease) in accrued expenses	13,758	(11,116)
Decrease in income taxes payable	(13,335)	(1,833)
Increase in other long-term liabilities	1,513	577

Net cash (used in) provided by operating activities	(98,976)	31,594

Cash flows from investing activities:
Capital expenditures	(72,954)	(19,094)
Acquisition, net of cash acquired	(1,047,120)	—
Proceeds from sale of property, fixtures and equipment	1,557	102

Net cash used in investing activities	(1,118,517)	(18,992)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(590,246)	(280,742)
Proceeds from issuance of long-term debt	1,807,739	256,000
Cash dividends paid	(1,274)	(1,249)
Proceeds from stock options exercised	936	825
Excess tax benefit from exercise of stock options	868	—
Deferred financing costs paid	(27,798)	(123)
Decrease in bank overdraft balances	40,344	4,224

Net cash provided by (used in) financing activities	1,230,569	(21,065)

Net increase (decrease) in cash and cash equivalents	13,076	(8,463)

Cash and cash equivalents at beginning of period	9,771	22,908

Cash and cash equivalents at end of period	$22,847	$14,445

Supplemental Cash Flow Information:
Interest paid	$64,330	$8,420
Net income taxes paid	$16,585	$9,876
The accompanying notes are an integral part of these financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

						Accumulated
						Other
		Class A		Additional	Deferred	Compre-
(In thousands except per share data)	Common	Common	Treasury	Paid-in	Compen-	hensive	Retained
(Unaudited)	Stock	Stock	Stock	Capital	sation	Loss	Earnings	Total

BALANCE AT JANUARY 28, 2006	$142	$30	$(1,387)	$129,614	$(6,663)	$(5)	$170,363	$292,094

Comprehensive loss:
Net loss	—	—	—	—	—	—	(41,511)	(41,511)
Change in fair value of cash flow hedges, net of $753 tax effect	—	—	—	—	—	(1,322)	—	(1,322)

Total comprehensive loss								(42,833)

Adoption of SFAS No. 123R (Note 3)	(5)	—	—	(6,658)	6,663	—	—	—
Dividends to shareholders, $0.075 per share	—	—	—	—	—	—	(1,274)	(1,274)
Stock options exercised	1	—	—	935	—	—	—	936
Stock-based compensation expense	6	—	—	3,828	—	—	—	3,834
Tax benefit of stock options and restricted shares	—	—	—	868	—	—	—	868

BALANCE AT OCTOBER 28, 2006	$144	$30	$(1,387)	$128,587	$—	$(1,327)	$127,578	$253,625

The accompanying notes are an integral part of these financial statements.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands except share and per share data)
1. BASIS OF PRESENTATION
     The Bon-Ton Stores, Inc., a Pennsylvania corporation, was incorporated on January 31, 1996 as the successor of a company incorporated on January 31, 1929, and operates, through its subsidiaries, 271 department stores and seven furniture galleries in twenty-three states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson Pirie Scott, Elder-Beerman, Herberger’s and Younkers nameplates and, effective October 29, 2006, four additional stores under the Parisian nameplate. The Bon-Ton Stores, Inc. conducts its operations through one business segment.
     The accompanying unaudited consolidated financial statements include the accounts of The Bon-Ton Stores, Inc. and all of its wholly owned subsidiaries (collectively, the “Company,” unless the context otherwise indicates the term refers to The Bon-Ton Stores, Inc.). All intercompany transactions and balances have been eliminated in consolidation.
     The unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation of interim periods have been included. The Company’s business is seasonal in nature and results of operations for the interim periods presented are not necessarily indicative of results for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006.
     All references to the “third quarter of 2006” and the “third quarter of 2005” are to the thirteen weeks ended October 28, 2006 and October 29, 2005, respectively. All references to “fiscal 2006” and “fiscal 2005” are to the fifty-three weeks ending February 3, 2007 and the fifty-two weeks ended January 28, 2006, respectively.
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
2. CARSON’S ACQUISITION
     Effective March 5, 2006, pursuant to the October 29, 2005 purchase agreement with Saks Incorporated (“Saks”), as amended, the Company acquired all of the outstanding securities of two subsidiaries of Saks that were solely related to the business of owning and operating the 142 retail department stores that operated under the names Carson Pirie Scott, Younkers, Herberger’s, Boston Store and Bergner’s (collectively, “Carson’s”). The stores are located in twelve states in the Midwest and upper Great Plains regions.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands except share and per share data)
     Under the terms of the purchase agreement, the Company paid $1,040,188 in cash. The Company financed the Carson’s acquisition, payment of related fees and expenses and the payoff of its existing indebtedness through the issuance of 10-1/4% Senior Notes due 2014 in the aggregate principal amount of $510,000, entry into a $1,000,000 senior secured revolving credit facility led by Bank of America, N.A. (“Bank of America”) as agent, and entry into a $260,000 mortgage loan facility with Bank of America as lender (see Note 5).
     Company management believes the acquisition of Carson’s will enable the Company to enhance its product offerings, strengthen its vendor and customer relationships and increase its profitability.
     The Company’s consolidated financial statements for the thirty-nine weeks ended October 28, 2006 include Carson’s operations for the period from March 5, 2006 through October 28, 2006. Carson’s operations reflect preliminary purchase accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” whereby the purchase price was preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. The estimated purchase price and purchase price allocation, as reflected in the following table, are subject to the final fair value determination of certain assets and liabilities:
     Preliminary Purchase Price

Cash purchase	$1,040,188
Carson’s severance	514
Professional fees incurred	11,582

Total	$1,052,284

     Preliminary Purchase Price Allocation

Cash and cash equivalents	$3,110
Merchandise inventories	455,255
Prepaid expenses	15,014
Property, fixtures and equipment	762,527
Deferred income taxes	17,397
Goodwill	14,130
Intangible assets	161,530
Other assets	10

Total assets acquired	1,428,973

Accounts payable	(158,310)
Accrued payroll and benefits	(34,136)
Other accrued expenses	(79,347)
Obligations under capital leases	(73,000)
Other liabilities	(31,896)

Total liabilities assumed	(376,689)

Net assets acquired	$1,052,284

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands except share and per share data)
     The Company has filed an election under section 338(h)(10) of the Internal Revenue Code. This election enables a buyer to account for a stock purchase as an asset purchase for income tax purposes.
     Goodwill in the amount of $14,130 has been recorded in conjunction with the acquisition. The Company expects that substantially all goodwill will be deductible for income tax purposes.
     Intangible assets are comprised of lease-related interests of $75,530 that relate to below-market-rate leases; trade names totaling $66,200, none of which will be subject to amortization; and customer lists and relationships totaling $19,800. The lease-related interests and customer lists and relationships were assigned weighted-average amortization lives of nineteen years and nine years, respectively.
     Deferred tax assets of $17,397 have been recorded as part of the preliminary purchase accounting. This balance represents a reduction in the Company’s pre-acquisition valuation allowances against certain net operating losses acquired as part of the October 2003 acquisition of The Elder-Beerman Stores Corp. This valuation allowance reduction was a result of the projected additional federal net operating loss utilization based on the projected accretive impact from Carson’s on the Company’s long-term pre-tax income.
     The Company has not completed its assessment of the fair values of the acquired assets and assumed liabilities and has not finalized its plans regarding the integration of computer software. The Company is currently in the process of obtaining third-party valuations for certain acquired assets and assumed liabilities. Consequently, the purchase price allocation may be subsequently adjusted to reflect the final valuation of acquired assets and assumed liabilities. Such revisions could have a material impact on the Company’s results of operations for fiscal 2006.
     During the thirteen weeks ended July 29, 2006, $514 was paid for Carson’s-related severance.
     The Company’s headquarters remains in York, Pennsylvania and is comprised of various corporate executive, administrative and back-office functions. All merchandising and marketing functions operate from Carson’s former headquarters in Milwaukee, Wisconsin.
     In conjunction with this acquisition, the Company entered into a transition services agreement with Saks pursuant to which Saks provides the Company with various services related to Carson’s, including, among other things, credit operations, procurement, accounting, bank card processing, store planning, construction, facilities maintenance and energy, information technology and human resources activities. These services will be provided by Saks for periods ranging from six months to twelve months from the date of the acquisition of Carson’s, subject to extension at the Company’s discretion.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands except share and per share data)
     The following unaudited pro forma consolidated financial data give effect to the Carson’s acquisition as if it had occurred as of the beginning of the periods presented:

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005

Net sales	$804,100	$787,710	$2,294,253	$2,268,792
Other income	22,859	4,154	58,673	12,881

Costs and expenses:
Costs of merchandise sold	509,829	501,684	1,479,996	1,420,974
Selling, general and administrative	273,581	266,146	790,563	771,207
Depreciation and amortization	29,587	29,781	83,596	88,818

Income (loss) from operations	13,962	(5,747)	(1,229)	674

Interest expense, net	27,929	27,272	89,468	81,858

Loss before income taxes	(13,967)	(33,019)	(90,697)	(81,184)
Income tax benefit	(3,066)	(12,595)	(32,358)	(31,744)

Net loss	$(10,901)	$(20,424)	$(58,339)	$(49,440)

Net loss per share:

Basic	$(0.66)	$(1.26)	$(3.55)	$(3.06)

Diluted	$(0.66)	$(1.26)	$(3.55)	$(3.06)
     The pro forma information for the thirteen weeks ended October 28, 2006 is identical to the actual results reported by the Company, as Carson’s was included in the consolidated operations of the Company for the entire period.
     The pro forma information for the thirty-nine weeks ended October 28, 2006 includes the following actual non-recurring charges: $11,887 of integration costs recorded in selling, general and administrative expense, which includes severance and relocation expense related to the transition of the Company’s merchandising and marketing staff to Milwaukee, Wisconsin in the amount of $5,443; $2,319 of charges in interest expense related to the write-off of deferred financing fees associated with the previous credit agreement; and $4,500 included in interest expense related to the write-off of commitment fees associated with a bridge loan in connection with the Carson’s acquisition.
     The pro forma information does not purport to be indicative of the results that actually would have been achieved if the operations were combined during the periods presented and is not intended to be a projection of future results or trends.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands except share and per share data)
3. STOCK-BASED COMPENSATION
     The Company’s Amended and Restated 2000 Stock Incentive and Performance-Based Award Plan (“2000 Stock Plan”), as amended through June 20, 2006, provides for the granting of common stock options, restricted shares and restricted stock units to certain employees, officers, directors, consultants and advisors. A maximum of 2,600,000 shares may be granted under the 2000 Stock Plan, of which 1,180,812 shares remain available as of October 28, 2006. Vesting periods for the awards are at the discretion of the Company’s board of directors.
     The Company’s Amended and Restated 1991 Stock Option and Restricted Stock Plan (“1991 Stock Plan”), as amended through June 17, 1997, provided for the granting of common stock options, performance-based common stock options as part of a long-term incentive plan for selected officers and common stock restricted shares. A maximum of 1,900,000 shares were available under the 1991 Stock Plan; no shares remain available as of October 28, 2006.
     Stock options granted during the thirty-nine weeks ended October 28, 2006 were granted with an exercise price equal to the market value of the underlying stock on the grant date, vest over three to four years and have a contractual term of seven years. Stock options granted before January 29, 2006 generally vest over two to four years and have a contractual term of seven or ten years.
     Restricted shares granted during the thirty-nine weeks ended October 28, 2006 vest over one to three years. Employees granted restricted shares are not required to pay for the shares; however, they must remain employed with the Company until the restrictions on the shares lapse. Restricted shares granted before January 29, 2006 generally vest over two to four years.
     Employees and directors who are granted restricted stock units are not required to pay for the shares but must remain employed by the Company, or continue to serve as a member of its board of directors, until the restrictions on the shares lapse. In addition, vesting of restricted stock units awarded to a senior executive during the thirty-nine weeks ended October 28, 2006 is subject to the achievement of specified criteria based on Company performance. Performance achievement will be evaluated based on full fiscal year results, at which point some or all of the restricted stock units will be cancelled if award performance criteria are not met.
     Refer to Note 15 in the Company’s Annual Report on Form 10-K for the year-ended January 28, 2006 for additional information regarding these plans. Plan descriptions for the Phantom Equity Replacement Plan and Management Incentive Plan were excluded from this Quarterly Report on Form 10-Q due to immateriality.
     The Company generally issues new stock to satisfy share-based award exercises.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands except share and per share data)
Adoption of SFAS No. 123R
     Effective January 29, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which revised SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period that an employee is required to provide service in exchange for the award. Any awards of liability instruments to employees would be measured at fair value at each reporting date through settlement.
     Prior to adopting SFAS No. 123R, the Company followed the intrinsic value method of accounting for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company adopted SFAS No. 123R using the modified prospective application method, which requires that provisions of SFAS No. 123R are applied only to share-based awards granted, modified, repurchased, or cancelled on January 29, 2006 and thereafter. For those grants made prior to January 29, 2006 that are nonvested and outstanding as of January 29, 2006, the Company started recognizing the remaining unrecognized compensation cost of these awards over the remaining service period as required by SFAS No. 123R. Accordingly, the results of prior periods have not been restated. The adoption of SFAS No. 123R did not have a material effect on the Company’s results of operations, cash flows, or financial position.
     The following table illustrates the effect on net loss and loss per share for grants issued prior to October 30, 2005 had the Company applied the fair value recognition provisions of SFAS No. 123 to those grants in fiscal 2005:

	THIRTEEN	THIRTY-NINE
	WEEKS ENDED	WEEKS ENDED

	October 29,	October 29,
	2005	2005

Net loss, as reported	$(6,300)	$(12,157)
Add: Stock-based compensation expense included in net loss, net of income tax of $168 and $630 for the thirteen and thirty-nine weeks, respectively	378	1,098
Deduct: Total stock-based compensation expense determined under fair-value-based method for all awards, net of income tax of $318 and $931 for the thirteen and thirty-nine weeks, respectively	(607)	(1,626)

Pro forma net loss	$(6,529)	$(12,685)

Net loss per share:

Basic As reported	$(0.39)	$(0.75)
Pro forma	(0.40)	(0.78)

Diluted As reported	$(0.39)	$(0.75)
Pro forma	(0.40)	(0.78)

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands except share and per share data)
     The compensation cost that has been charged against income for the Company’s share-based award plans was $1,756 and $3,834 for the thirteen and thirty-nine weeks ended October 28, 2006, respectively; and $546 and $1,728 for the thirteen and thirty-nine weeks ended October 29, 2005, respectively. The total income tax benefit recognized in the statements of operations for stock-based award compensation was $659 and $1,438 for the thirteen and thirty-nine weeks ended October 28, 2006, respectively; and $168 and $630 for the thirteen and thirty-nine weeks ended October 29, 2005, respectively.
     Cash received from exercise under all share-based payment arrangements was $936 and $825 for the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively. The incremental tax benefit realized for the tax deductions from exercise of the share-based payment arrangements was $868 and $533 for the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively.
     Awards with graded vesting are recognized using the straight-line method.
     Based upon an examination of forfeiture rates for the various classes of stock options, restricted stock units and restricted shares, Company management does not believe that the total number of options or shares that are vested and expected to vest as of October 28, 2006 are materially different from the respective number of options or shares outstanding as of October 28, 2006.
Stock Options
     The fair value of each option award was estimated on the grant date using the Black-Scholes option valuation model and the weighted average assumptions noted in the following table:

	THIRTY-NINE
	WEEKS ENDED
	October 28,	October 29,
	2006	2005

Weighted average grant date fair value	$13.75	$8.99
Weighted average risk-free interest rate	4.9%	4.1%
Weighted average expected volatility	51.7%	48.8%
Weighted average expected dividend yield	0.3%	0.5%
Weighted average expected term (years)	4.6	5.1

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands except share and per share data)
     The risk-free interest rates used in the thirty-nine weeks ended October 28, 2006 and October 29, 2005 were based on the zero-coupon U.S. Treasury bond, with a term equal to the expected term of the stock options. The volatility used in the thirty-nine weeks ended October 28, 2006 and October 29, 2005 represents the historical volatility of the Company’s common shares over a period that approximates the expected term of the stock options. The expected dividend yields used in the thirty-nine weeks ended October 28, 2006 and October 29, 2005 were estimated based on historical dividend yields. The expected terms of options granted in the thirty-nine weeks ended October 28, 2006 and October 29, 2005 were estimated using the average of the vesting date and the contractual term, in accordance with guidance provided within Securities and Exchange Commission Staff Accounting Bulletin No. 107.
     The Company’s stock options include stock options granted under the 2000 Stock Plan, the 1991 Stock Plan and the Phantom Equity Replacement Plan.
     A summary of the status of the stock options under the Company’s stock option plans as of October 28, 2006 and changes during the thirty-nine weeks ended October 28, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Shares	Per-Share	Contractual	Aggregate
	Under	Exercise	Term	Intrinsic
	Option	Price	(Years)	Value

Outstanding as of January 28, 2006	546,030	$13.15
Granted	207,500	29.23
Exercised	(114,196)	8.22
Forfeited	(10,000)	19.82

Outstanding as of October 28, 2006	629,334	19.25	6.17	$10,636

Exercisable as of October 28, 2006	170,167	$10.58	4.73	$4,351
     The total intrinsic value of options exercised was $2,377 and $1,563 during the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively. As of October 28, 2006, there was $3,984 of total unrecognized compensation cost related to unvested stock options; that cost is expected to be recognized over a weighted average period of 1.26 years.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands except share and per share data)
Restricted Stock Units
     Restricted stock units consist of those units granted under the 2000 Stock Plan, as discussed above. The fair value of each restricted stock unit award is calculated using the stock price at the date of grant. A summary of the status of the restricted stock units as of October 28, 2006 and changes during the thirty-nine weeks ended October 28, 2006 is presented below:

			Weighted Average
	Restricted Stock Units		Grant-Date Fair Value
	Future		Future
	Performance	Future	Performance	Future
	and Service	Service	and Service	Service
	Required	Required	Required	Required

Outstanding as of January 28, 2006	—	46,375	—	$15.09
Granted	20,259	16,849	$21.90	24.92

Outstanding as of October 28, 2006	20,259	63,224	21.90	17.71

     As of October 28, 2006, there was $356 of total unrecognized compensation cost related to restricted stock units that is expected to be recognized over a weighted-average period of 0.25 years.
     No restricted stock units vested during the thirty-nine weeks ended October 28, 2006 and October 29, 2005. The weighted-average grant date fair value of restricted stock units granted during the thirty-nine weeks ended October 28, 2006 was $23.27 per unit, compared with $17.89 per unit during the thirty-nine weeks ended October 29, 2005.
     The Company pays cash dividend equivalents on most outstanding restricted stock units.
Restricted Shares
     The Company’s restricted shares consist of restricted shares granted under the 2000 Stock Plan, as discussed above. The fair value of each restricted share award is calculated using the stock price at the date of grant. A summary of the status of restricted share awards as of October 28, 2006 and changes during the thirty-nine weeks ended October 28, 2006 is presented below:

		Weighted
		Average
	Restricted	Grant-Date
	Shares	Fair Value

Outstanding as of January 28, 2006	471,647	$17.58
Granted	149,269	27.86
Forfeited	(10,500)	17.86

Outstanding as of October 28, 2006	610,416	20.10

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands except share and per share data)
     As of October 28, 2006, there was $8,391 of total unrecognized compensation cost related to restricted shares that is expected to be recognized over a weighted average period of 2.53 years. No restricted shares vested during the thirty-nine weeks ended October 28, 2006. The total fair value of shares vested during the thirty-nine weeks ended October 29, 2005 was $314.
     The Company pays cash dividends on all outstanding restricted shares.
4. PER-SHARE AMOUNTS
     The presentation of earnings per share (“EPS”) requires a reconciliation of numerators and denominators used in basic and diluted EPS calculations. The numerator, net loss, is identical in both calculations. The following table presents a reconciliation of weighted average shares outstanding for the respective calculations for each period presented in the accompanying consolidated statements of operations:

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005

Basic calculation	16,439,314	16,218,717	16,420,082	16,175,790
Effect of dilutive shares –
Restricted shares and restricted stock units	—	—	—	—
Options	—	—	—	—

Diluted calculation	16,439,314	16,218,717	16,420,082	16,175,790

     The following securities were antidilutive and, therefore, were not included in the computation of diluted EPS for the periods indicated:

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005

Antidilutive shares –

Restricted shares and restricted stock units	661,878	506,432	603,619	454,255

Options	620,092	618,778	569,562	571,533

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands except share and per share data)
     Certain of the securities noted above were excluded from the computation of dilutive shares solely due to the Company’s net loss position in the thirteen and thirty-nine weeks ended October 28, 2006 and October 29, 2005. The following table shows the approximate effect of dilutive securities had the Company reported a profit for these periods:

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005

Effect of dilutive securities –

Restricted shares and restricted stock units	282,650	140,082	246,240	117,070
Options	95,891	174,411	90,792	191,418
5. DEBT
     On March 6, 2006, The Bon-Ton Department Stores, Inc., a wholly owned subsidiary of The Bon-Ton Stores, Inc., and certain of its subsidiaries, Bank of America and certain other lenders entered into a Loan and Security Agreement (“New Senior Secured Credit Facility”) which provides for up to $1,000,000 of revolver borrowings. The New Senior Secured Credit Facility includes a last-in, first-out revolving credit facility of up to $900,000 and a first-in, last-out revolving credit facility of up to $100,000 and has a sub-limit of $150,000 for the issuance of standby and documentary letters of credit. All borrowings under the New Senior Secured Credit Facility are limited by amounts available pursuant to a borrowing base calculation, which is based on percentages of eligible inventory, real estate and fixed assets, with a reduction for applicable reserves. The New Senior Secured Credit Facility is guaranteed by The Bon-Ton Stores, Inc. and certain of its subsidiaries. As part of the New Senior Secured Credit Facility, Bank of America and the other lenders will make available certain swing line loans in an aggregate amount not to exceed $75,000 outstanding at any one time. Borrowings under the New Senior Secured Credit Facility will bear interest at either (i) the prime rate established by Bank of America, from time to time, plus the applicable margin (the ‘‘Prime Rate’’) or (ii) the LIBOR rate from time to time, plus the applicable margin. The applicable margin will be determined based upon the excess availability under the New Senior Secured Credit Facility. The swing line loans will bear interest at the same rate applicable to last in, first out Prime Rate loans. The Company is required to pay a commitment fee to the lenders for unused commitments at a rate of 0.25% to 0.30% per annum, based on excess availability under the New Senior Secured Credit Facility. The New Senior Secured Credit Facility expires March 6, 2011. Financial covenants contained in the New Senior Secured Credit Facility require that the minimum excess availability be greater than $75,000 at all times. In addition, there are certain restrictions against the incurrence of additional indebtedness, pledge or sale of assets, payment of dividends and distributions, and other similar restrictions. Dividends paid by the Company may not exceed $15,000 over the life of the agreement, or $4,000 in any single year. Capital expenditures are limited to $125,000 per year, with a one-year

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands except share and per share data)
carryover of any prior year unused amount. The available borrowing capacity under the New Senior Secured Credit Facility will be used in the future for general corporate purposes.
     On March 6, 2006, The Bon-Ton Department Stores, Inc. entered into an indenture (the “Indenture”) with The Bank of New York, as trustee, under which The Bon-Ton Department Stores, Inc. issued $510,000 aggregate principal amount of its 10-1/4% Senior Notes due 2014 (the “Notes”). The Notes are guaranteed on a senior unsecured basis by The Bon-Ton Stores, Inc. and by each of its subsidiaries that is an obligor under the New Senior Secured Credit Facility. The Notes mature on March 15, 2014. The Notes may not be redeemed prior to March 15, 2010, except that the Company may redeem up to 35% of the Notes prior to March 15, 2009 through the proceeds of an equity offering. The interest rate of the Notes is fixed at 10-1/4% per year. Interest on the Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2006. The Indenture includes covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional debt, pay dividends and make distributions, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions, and sell certain assets or merge with or into other companies.
     On March 6, 2006, certain bankruptcy remote special purpose entities (each an “SPE” and, collectively, the “SPEs”) that are indirect wholly owned subsidiaries of The Bon-Ton Stores, Inc. entered into loan agreements with Bank of America, pursuant to which Bank of America provided a new mortgage loan facility in the aggregate principal amount of $260,000 (the “New Mortgage Loan Facility”). The New Mortgage Loan Facility has a term of ten years and is secured by mortgages on twenty-three retail stores and one distribution center owned by the SPEs. Each SPE entered into a lease with each of The Bon-Ton Stores, Inc. subsidiaries operating on such SPE’s properties. A portion of the rental income received under these leases will be used to pay the debt service under the New Mortgage Loan Facility. The New Mortgage Loan Facility requires level monthly payments of principal and interest based on an amortization period of twenty-five years and the balance outstanding at the end of ten years will then become due and payable. The interest rate for the New Mortgage Loan Facility is a fixed rate of 6.2125%. Financial covenants contained in the New Mortgage Loan Facility require that the SPEs maintain certain financial thresholds, as defined in the agreements.
     The Company used the net proceeds of the Notes offering and the New Mortgage Loan Facility, along with initial borrowings under its New Senior Secured Credit Facility, to finance the acquisition of Carson’s, pay related fees and expenses in connection with the acquisition and related financing transactions, and pay the outstanding balance under the Company’s previous revolving credit agreement.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands except share and per share data)
6. EXIT OR DISPOSAL ACTIVITIES
     In conjunction with the Carson’s acquisition, the Company entered into a transition services agreement (“TSA”) with Saks pursuant to which Saks provides the Company with various services related to Carson’s (see Note 2). The Company determined that, for the accounting and procurement services portion of the TSA, a benefit would no longer be received and the payments related to those services for the remaining term of the TSA should be accrued. Accordingly, the Company recorded a charge within selling, general and administrative expenses of $1,155 during the thirteen weeks ended October 28, 2006, of which $231 was paid during the thirteen weeks ended October 28, 2006. The Company expects to pay the balance of $924 over the remaining contract period ending in February 2007.
     On August 25, 2006 the Company announced that it will close its Carson Pirie Scott store at One South State Street in Chicago, Illinois by March 2007. In connection with the closing of this store, the Company developed plans resulting in involuntary associate terminations with a total expected cost of $2,304. During the thirteen weeks ended October 28, 2006, the Company recognized $768 of the total expected costs; these costs are included within selling, general and administrative expense. The Company expects to record total remaining costs of $1,152 and $384 during the fourteen weeks ending February 3, 2007 and thirteen weeks ending May 5, 2007, respectively. The Company expects to pay all of the associate termination payments during the thirteen weeks ending May 5, 2007.
     On January 28, 2006, the Company closed its Great Northern and Shoppingtown stores in the Syracuse, New York area, its Walden Galleria store in Buffalo, New York and its Lebanon, Pennsylvania store. In connection with the closing of these four stores, the Company developed plans resulting in involuntary associate terminations and a lease termination fee. Activities during the thirty-nine weeks ended October 28, 2006 related to these costs are as follows:

	Involuntary
	Termination	Lease
	Benefits	Termination	Total

Balance as of January 28, 2006	$122	$782	$904
Payments:
Thirteen weeks ended April 29, 2006	(117)	(168)	(285)
Thirteen weeks ended July 29, 2006	(5)	(90)	(95)
Thirteen weeks ended October 28, 2006	—	(90)	(90)

Balance as of October 28, 2006	$—	$434	$434

     The Company expects to pay the balance of the lease termination fee through February 1, 2008.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands except share and per share data)
     In connection with the sale of its credit card accounts in July 2005, the Company developed plans resulting in involuntary associate terminations and contract terminations, with total costs of $534 and $200, respectively. The Company expects to pay the balance of the associate termination payments by August 4, 2007, while the liability for the contract termination costs will be paid over the remaining contract periods ending in May 2007. Activities during the thirty-nine weeks ended October 28, 2006 related to these costs are as follows:

	Involuntary
	Termination	Contract
	Benefits	Termination	Total

Balance as of January 28, 2006	$168	$168	$336
Provision:
Thirteen weeks ended April 29, 2006	15	—	15
Payments:
Thirteen weeks ended April 29, 2006	(107)	(31)	(138)
Thirteen weeks ended July 29, 2006	—	(42)	(42)
Thirteen weeks ended October 28, 2006	—	(32)	(32)

Balance as of October 28, 2006	$76	$63	$139

The above provision was included within selling, general and administrative expense.
7. INTEGRATION ACTIVITIES
     In connection with the acquisition of Carson’s, the Company developed integration plans, including the transfer of Bon-Ton’s existing merchandising and marketing functions to Carson’s former headquarters in Milwaukee, Wisconsin, resulting in involuntary terminations with a total expected cost of $4,831. The Company expects to pay the balance of the involuntary termination costs by August 4, 2007. Activities during the thirty-nine weeks ended October 28, 2006 related to these costs are as follows:

Involuntary
Termination
Benefits

Provision:
Thirteen weeks ended April 29, 2006	$3,066
Thirteen weeks ended July 29, 2006	1,064
Thirteen weeks ended October 28, 2006	701
Payments:
Thirteen weeks ended July 29, 2006	(104)
Thirteen weeks ended October 28, 2006	(3,937)

Balance as of October 28, 2006	$790

     The above provision was included within selling, general and administrative expense.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands except share and per share data)
     In connection with the acquisition of The Elder-Beerman Stores Corp. in October 2003, the Company developed integration plans resulting in lease terminations. The liability balance as of January 28, 2006 for the lease terminations was $1,075. Additional payments of $24 have been made during each of the thirteen weeks ended April 29, 2006 and July 29, 2006, and $20 was made during the thirteen weeks ended October 28, 2006. As of October 28, 2006, the liability balance for lease terminations was $1,007, which will be paid over the remaining contract periods ending in 2030.
8. COMPREHENSIVE LOSS
     Comprehensive loss was determined as follows:

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005

Net loss	$(10,901)	$(6,300)	$(41,511)	$(12,157)
Other comprehensive (loss) income:
Cash flow hedge derivative (loss) income, net of tax	(885)	87	(1,322)	362

Comprehensive loss	$(11,786)	$(6,213)	$(42,833)	$(11,795)

9. EMPLOYEE BENEFIT PLANS
          The Company provides eligible employees with retirement benefits under a 401(k) salary reduction and retirement contribution plan (the “Plan”). The Company made an annual contribution of $4,054 to the Plan during the thirteen weeks ended April 29, 2006. The Company recorded Plan expense of $3,432 and $935 during the third quarters of 2006 and 2005, respectively, and expense of $8,250 and $2,610 during the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively.
     The Company provides the Bon-Ton supplementary pension plan to certain key executives and former employees. Net periodic benefit expense includes the following expense (income) components:

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005

Experience gain	$—	$—	$—	$(20)
Service cost	20	18	60	54
Interest cost	53	55	158	164

Net periodic benefit expense	$73	$73	$218	$198

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands except share and per share data)
     During the thirty-nine weeks ended October 28, 2006, contributions of $194 have been made to the Bon-Ton supplementary pension plan. The Company anticipates contributing an additional $74 to fund the Bon-Ton supplementary pension plan in fiscal 2006 for an annual total of $268.
     As part of the Carson’s acquisition (see Note 2), the Company acquired a defined benefit plan and supplemental pension plans. Net periodic benefit income for these plans includes the following expense (income) components:

	THIRTEEN	PERIOD FROM
	WEEKS	MARCH 5, 2006
	ENDED	THROUGH
	October 28,	October 28,
	2006	2006

Service cost	$29	$73
Interest cost	3,170	7,963
Expected return on plan assets	(3,723)	(9,352)

Net periodic benefit income	$(524)	$(1,316)

     During the period from March 5, 2006 through October 28, 2006, contributions of $2,178 have been made to the Carson’s defined benefit and supplemental pension plans. The Company anticipates contributing an additional $139 to fund these pension plans in fiscal 2006 for an annual total of $2,317.
     The Company also acquired a retiree health care plan as part of the Carson’s acquisition. Net periodic benefit interest expense of $92 and $231 has been recorded for the thirteen weeks ended October 28, 2006 and the period from March 5, 2006 through October 28, 2006, respectively. During the period from March 5, 2006 through October 28, 2006, contributions of $109 have been made to the Carson’s retiree health care plan. The Company anticipates contributing an additional $198 to fund this plan in fiscal 2006 for an annual total of $307.
10. CONTINGENCIES
     The Company is involved in various legal matters arising in the ordinary course of business. In the opinion of Company management, the outcome of such proceedings and litigation will not have a material adverse impact on the Company’s financial position, results of operations or liquidity.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands except share and per share data)
11. SUBSEQUENT EVENT
     On October 25, 2006, the Company entered into an asset purchase agreement with Belk, Inc. (“Belk”) pursuant to which the Company agreed to purchase assets in connection with the following four department stores, all operated under the Parisian nameplate (the “Parisian Stores”): Fairfield Commons, Beavercreek, Ohio; Circle Centre, Indianapolis, Indiana; Meadowbrook Mall, Rochester Hills, Michigan; and Laurel Park Place, Livonia, Michigan. The Company also acquired the rights to construct a new Parisian store at Partridge Creek Fashion Park, Clinton Township, Michigan. The purchase price was $22,000 in cash, subject to adjustment based upon, among other things, the value of inventory as of the closing date. In addition, the Company agreed to assume specific liabilities and obligations of Belk and its affiliates with respect to the Parisian Stores. The acquisition of the Parisian Stores was effective as of October 29, 2006.
     On November 22, 2006, the Company announced a quarterly cash dividend of $0.025 per share on Class A Common Stock and Common Stock, payable January 16, 2007 to shareholders of record as of January 2, 2007.
12. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
     On March 6, 2006, The Bon-Ton Department Stores, Inc. (the “Issuer”), a wholly owned subsidiary of the Company, entered into an Indenture with The Bank of New York, as trustee, under which The Bon-Ton Department Stores, Inc. issued $510,000 aggregate principal amount of its 10-1/4% Senior Notes due 2014 (see Note 5). The Notes are guaranteed on a senior unsecured basis by the Company and by each of the Company’s wholly owned subsidiaries, other than The Bon-Ton Department Stores, Inc., that are obligors under the New Senior Secured Credit Facility. The guarantees are full and unconditional and joint and several.
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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Balance Sheet
October 28, 2006

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets

Current assets:
Cash and cash equivalents	$1	$5,990	$16,856	$—	$—	$22,847
Merchandise inventories	—	194,544	749,944	—	—	944,488
Prepaid expenses and other current assets	—	43,582	38,724	1,475	—	83,781
Deferred income taxes	—	7,776	524	—	—	8,300

Total current assets	1	251,892	806,048	1,475	—	1,059,416

Property, fixtures and equipment at cost, net	—	153,079	433,388	342,335	—	928,802
Deferred income taxes	—	49,472	16,873	—	—	66,345
Goodwill	—	2,965	14,130	—	—	17,095
Intangible assets, net	—	2,657	159,977	—	—	162,634
Investment in and advances to (from) affiliates	253,624	759,345	470,118	1,442	(1,484,529)	—
Other long-term assets	—	28,768	2,186	5,486	—	36,440

Total assets	$253,625	$1,248,178	$1,902,720	$350,738	$(1,484,529)	$2,270,732

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$97,369	$294,910	$—	$—	$392,279
Accrued payroll and benefits	—	28,060	35,068	—	—	63,128
Accrued expenses	—	33,192	106,466	1,380	—	141,038
Current maturities of long-term debt and obligations under capital leases	—	—	1,907	5,425	—	7,332
Income taxes payable	—	13,408	—	—	—	13,408

Total current liabilities	—	172,029	438,351	6,805	—	617,185

Long-term debt and obligations under capital leases, less current maturities	—	987,895	70,111	268,706	—	1,326,712
Other long-term liabilities	—	30,935	42,275	—	—	73,210

Total liabilities	—	1,190,859	550,737	275,511	—	2,017,107

Shareholders’ equity	253,625	57,319	1,351,983	75,227	(1,484,529)	253,625

Total liabilities and shareholders’ equity	$253,625	$1,248,178	$1,902,720	$350,738	$(1,484,529)	$2,270,732

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
Thirteen Weeks Ended October 28, 2006

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$138,192	$665,908	$—	$—	$804,100
Other income	—	4,468	18,391	—	—	22,859

	—	142,660	684,299	—	—	826,959

Costs and expenses:
Costs of merchandise sold	—	91,687	418,142	—	—	509,829
Selling, general and administrative	—	61,965	221,052	—	(9,436)	273,581
Depreciation and amortization	—	6,407	20,053	3,127	—	29,587

Income (loss) from operations	—	(17,399)	25,052	(3,127)	9,436	13,962

Other income (expense):
Intercompany rental and royalty income	—	—	2,177	7,259	(9,436)	—
Equity in earnings (losses) of subsidiaries	(13,967)	21,480	—	—	(7,513)	—
Interest expense, net	—	(18,048)	(5,209)	(4,672)	—	(27,929)

Income (loss) before income taxes	(13,967)	(13,967)	22,020	(540)	(7,513)	(13,967)
Income tax provision (benefit)	(3,066)	(3,002)	6,981	(102)	(3,877)	(3,066)

Net income (loss)	$(10,901)	$(10,965)	$15,039	$(438)	$(3,636)	$(10,901)

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
Thirteen Weeks Ended October 29, 2005

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$148,837	$136,839	$—	$—	$285,676
Other income	—	1,211	915	—	—	2,126

	—	150,048	137,754	—	—	287,802

Costs and expenses:
Costs of merchandise sold	—	97,831	91,398	—	—	189,229
Selling, general and administrative	1	56,243	46,925	—	(5,410)	97,759
Depreciation and amortization	—	5,827	1,355	326	—	7,508

Income (loss) from operations	(1)	(9,853)	(1,924)	(326)	5,410	(6,694)

Other income (expense):
Intercompany interest income	2,549	—	—	—	(2,549)	—
Intercompany rental and royalty income	—	—	4,748	662	(5,410)	—
Equity in earnings (losses) of subsidiaries	(12,046)	1,491	—	—	10,555	—
Interest expense, net	—	(3,684)	(1,147)	(522)	2,549	(2,804)

Income (loss) before income taxes	(9,498)	(12,046)	1,677	(186)	10,555	(9,498)
Income tax provision (benefit)	(3,198)	(4,056)	565	(63)	3,554	(3,198)

Net income (loss)	$(6,300)	$(7,990)	$1,112	$(123)	$7,001	$(6,300)

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
Thirty-Nine Weeks Ended October 28, 2006

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$414,618	$1,698,028	$—	$—	$2,112,646
Other income	—	14,049	43,597	—	—	57,646

	—	428,667	1,741,625	—	—	2,170,292

Costs and expenses:
Costs of merchandise sold	—	283,873	1,063,469	—	—	1,347,342
Selling, general and administrative	2	177,897	579,677	6	(25,860)	731,722
Depreciation and amortization	—	17,756	49,289	9,627	—	76,672

Income (loss) from operations	(2)	(50,859)	49,190	(9,633)	25,860	14,556

Other income (expense):
Intercompany interest income	1,700	—	—	—	(1,700)	—
Intercompany rental and royalty income	—	—	7,005	18,855	(25,860)	—
Equity in earnings (losses) of subsidiaries	(66,224)	42,159	—	—	24,065	—
Interest expense, net	—	(57,524)	(11,122)	(12,136)	1,700	(79,082)

Income (loss) before income taxes	(64,526)	(66,224)	45,073	(2,914)	24,065	(64,526)
Income tax provision (benefit)	(23,015)	(23,621)	16,077	(1,039)	8,583	(23,015)

Net income (loss)	$(41,511)	$(42,603)	$28,996	$(1,875)	$15,482	$(41,511)

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
Thirty-Nine Weeks Ended October 29, 2005

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$425,971	$396,584	$—	$—	$822,555
Other income	—	3,197	2,901	—	—	6,098

	—	429,168	399,485	—	—	828,653

Costs and expenses:
Costs of merchandise sold	—	275,355	255,337	—	—	530,692
Selling, general and administrative	4	155,817	145,355	1	(15,329)	285,848
Depreciation and amortization	—	16,229	4,317	979	—	21,525

Income (loss) from operations	(4)	(18,233)	(5,524)	(980)	15,329	(9,412)

Other income (expense):
Intercompany interest income	7,648	—	—	—	(7,648)	—
Intercompany rental and royalty income	—	—	13,343	1,986	(15,329)	—
Equity in earnings (losses) of subsidiaries	(26,766)	3,667	—	—	23,099	—
Interest expense, net	—	(12,200)	(3,711)	(1,447)	7,648	(9,710)

Income (loss) before income taxes	(19,122)	(26,766)	4,108	(441)	23,099	(19,122)
Income tax provision (benefit)	(6,965)	(9,749)	1,496	(161)	8,414	(6,965)

Net income (loss)	$(12,157)	$(17,017)	$2,612	$(280)	$14,685	$(12,157)

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Cash Flows
Thirty-Nine Weeks Ended October 28, 2006

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:	$(539)	$(144,472)	$43,231	$2,804	$—	$(98,976)

Cash flows from investing activities:
Capital expenditures	—	(44,670)	(28,284)	—	—	(72,954)
Acquisition, net of cash acquired	—	(1,047,120)	—	—	—	(1,047,120)
Proceeds from sale of property, fixtures and equipment	—	1,039	518	—	—	1,557

Net cash used in investing activities	—	(1,090,751)	(27,766)	—	—	(1,118,517)

Cash flows from financing activities:

Payments on long-term debt and capital lease obligations	—	(586,361)	(1,081)	(2,804)	—	(590,246)
Proceeds from issuance of long-term debt	—	1,807,739	—	—	—	1,807,739
Cash dividends paid	(1,274)	—	—	—	—	(1,274)
Proceeds from stock options exercised	936	—	—	—	—	936
Excess tax benefit from exercise of stock options	868	—	—	—	—	868
Deferred financing costs paid	—	(27,798)	—	—	—	(27,798)
Increase in bank overdraft balances	—	40,180	164	—	—	40,344

Net cash provided by (used in) financing activities	530	1,233,760	(917)	(2,804)	—	1,230,569

Net increase (decrease) in cash and cash equivalents	(9)	(1,463)	14,548	—	—	13,076

Cash and cash equivalents at beginning of period	10	7,453	2,308	—	—	9,771

Cash and cash equivalents at end of period	$1	$5,990	$16,856	$—	$—	$22,847

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Cash Flows
Thirty-Nine Weeks Ended October 29, 2005

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:	$435	$28,927	$1,538	$694	$—	$31,594

Cash flows from investing activities:
Capital expenditures	—	(13,308)	(5,786)	—	—	(19,094)
Proceeds from sale of property, fixtures and equipment	—	98	4	—	—	102

Net cash used in investing activities	—	(13,210)	(5,782)	—	—	(18,992)

Cash flows from financing activities:

Payments on long-term debt and capital lease obligations	—	(279,497)	(551)	(694)	—	(280,742)
Proceeds from issuance of long-term debt	—	256,000	—	—	—	256,000
Cash dividends paid	(1,249)	—	—	—	—	(1,249)
Proceeds from stock options exercised	825	—	—	—	—	825
Deferred financing costs paid	—	(123)	—	—	—	(123)
Increase (decrease) in bank overdraft balances	—	4,437	(213)	—	—	4,224

Net cash used in financing activities	(424)	(19,183)	(764)	(694)	—	(21,065)

Net increase (decrease) in cash and cash equivalents	11	(3,466)	(5,008)	—	—	(8,463)

Cash and cash equivalents at beginning of period	2	14,872	8,034	—	—	22,908

Cash and cash equivalents at end of period	$13	$11,406	$3,026	$—	$—	$14,445

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands except share and per share data)
13. FUTURE ACCOUNTING CHANGES
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 requires applying a “more likely than not” threshold to the recognition and de-recognition of tax positions. The new guidance will become effective for the Company starting February 4, 2007. The Company has not yet determined the impact of FIN No. 48 on its consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). This statement requires employers to recognize the funded status of defined-benefit pension and other postretirement benefit plans on the balance sheet and to recognize, in other comprehensive income, changes in the funded status that arise during the period but have not been recognized as a component of net periodic cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions,” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end balance sheet. This statement will become effective for the Company’s annual reporting period ending February 3, 2007. The Company has not yet determined the impact of SFAS No. 158 on its consolidated financial statements.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     For purposes of the following discussions, all references to “third quarter of 2006” and “third quarter of 2005” are to the thirteen-week periods ended October 28, 2006 and October 29, 2005, respectively, of The Bon-Ton Stores, Inc. and all of its wholly owned subsidiaries (collectively, the “Company,” unless the context otherwise indicates the term refers to The Bon-Ton Stores, Inc.). All references to “2006” and “2005” are to the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively.
Overview
     Effective March 5, 2006, pursuant to the October 29, 2005 purchase agreement with Saks Incorporated (“Saks”), as amended, the Company acquired all of the outstanding securities of two subsidiaries of Saks that were solely related to the business of owning and operating the 142 retail department stores operated under the names Carson Pirie Scott, Younkers, Herberger’s, Boston Store and Bergner’s (collectively, “Carson’s”). The stores are located in twelve states in the Midwest and upper Great Plains regions. Under the terms of the purchase agreement, the Company paid approximately $1.04 billion in cash for Carson’s. Carson’s stores encompass a total of approximately fifteen million gross square feet in mid-sized and metropolitan markets.
     To finance the acquisition and the payoff of the Company’s previous revolving credit facility, the Company entered into a new revolving credit facility which provides for up to $1.0 billion in borrowings, issued $510.0 million in senior unsecured notes, and entered into a new mortgage loan facility in the aggregate principal amount of $260.0 million.
     On October 25, 2006, the Company entered into an asset purchase agreement with Belk, Inc. (“Belk”) pursuant to which the Company agreed to purchase assets in connection with four department stores, all operated under the Parisian nameplate (the “Parisian Stores”) and acquired the rights to construct a new Parisian store. The purchase price was $22.0 million in cash, subject to adjustment based upon, among other things, the value of inventory as of the closing date. In addition, the Company agreed to assume specific liabilities and obligations of Belk and its affiliates with respect to the Parisian Stores. The acquisition of the Parisian Stores was effective as of October 29, 2006.
     As a result of the acquisition of Carson’s and the Parisian Stores, the Company is one of the largest regional department store operators in the United States, in terms of sales, with 282 stores that encompass a total of approximately twenty-seven million gross square feet across the Northeastern, Midwestern and upper Great Plains states. The Company’s management believes that these acquisitions will enhance the Company’s product offerings, strengthen its vendor and customer relationships and increase its profitability. The Company’s scale will make it an important distribution channel for leading merchandise vendors and will enhance its ability to offer its customers nationally distributed brands and exclusive merchandise. Furthermore, the Company’s management believes that the Company will continue to enjoy the #1 or #2 market position among department stores in most of the markets in which it operates.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
     As of the end of the third quarter of 2006, significant progress was achieved with the integration of the Carson’s acquisition, permitting a single management view of the consolidated Company operations and resulting in a reduced dependency on Saks for transition services support. Operational areas not yet fully integrated by the end of the third quarter of 2006 principally include certain aspects of internationally-sourced merchandise purchasing, information systems technical support, credit card processing, administration of certain associate benefit programs and real estate administration.
     The Company competes in the department store segment of the U.S. retail industry. Department stores have historically dominated apparel and accessories retailing, occupying a cornerstone in the U.S. retail landscape for more than 100 years. Over time, department stores have evolved from single unit, family owned, urban locations to regional and national chains serving communities of all sizes. The department store industry continues to evolve in response to ongoing consolidation among apparel and accessories vendors as well as the evolution of competitive retail formats — mass merchandisers, national chain retailers, specialty retailers and online retailers. The Company’s segment of the retail industry is highly competitive, and the Company anticipates that competitive pressures and challenges will continue in the foreseeable future.
Results of Operations
     The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005

Net sales	100.0%	100.0%	100.0%	100.0%
Other income	2.8	0.7	2.7	0.7

	102.8	100.7	102.7	100.7

Costs and expenses:
Costs of merchandise sold	63.4	66.2	63.8	64.5
Selling, general and administrative	34.0	34.2	34.6	34.8
Depreciation and amortization	3.7	2.6	3.6	2.6

Income (loss) income from operations	1.7	(2.3)	0.7	(1.1)
Interest expense, net	3.5	1.0	3.7	1.2

Loss before income taxes	(1.8)	(3.3)	(3.1)	(2.3)
Income tax benefit	(0.4)	(1.1)	(1.1)	(0.8)

Net loss	(1.4)%	(2.2)%	(2.0)%	(1.5)%

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Thirteen Weeks Ended October 28, 2006 Compared to Thirteen Weeks Ended October 29, 2005
     Net sales: Net sales for the third quarter of 2006 were $804.1 million, compared to $285.7 million for the third quarter of 2005. Sales in the third quarter of 2006 include $537.5 million from Carson’s. Net sales for the third quarter of 2005 include $5.5 million for the four stores closed in January of 2006. The balance of sales in the third quarter of 2006 reflects a comparable store sales decrease of 4.8%, or approximately $13.5 million.
     Sales for Carson’s stores are not included in the Company’s reported comparable store sales. However, the following comparable store sales information is provided for informational purposes only. For the third quarter of 2006, Carson’s comparable store sales increased 7.8% over the prior year period. For Carson’s and Bon-Ton combined, comparable store sales for the third quarter of 2006 increased 3.3%.
     The best performing merchandise categories in the Company’s comparable stores in the third quarter of 2006 were Shoes and Cosmetics. Shoe sales increased as customers continued to respond favorably to the Company’s offerings in moderately-priced branded casual footwear. Cosmetics sales in the third quarter of 2006 benefited from the introduction of a new promotional event. The poorest performing merchandise categories in the third quarter of 2006 were Home (which includes furniture), Intimate Apparel, Accessories and Men’s Apparel. Home, Intimate Apparel and Men’s Apparel were negatively impacted in the third quarter of 2006 by reduced receipts due to the timing of the receipts for new assortment merchandise. The Company anticipates improved performance at the comparable stores in subsequent periods with customer acceptance of new merchandise. Accessories sales reflected the lack of clearance merchandise as compared to the prior period.
     Other income: Other income was $22.9 million, or 2.8% of net sales, in the third quarter of 2006 compared to $2.1 million, or 0.7% of net sales, in the third quarter of 2005. The increase was primarily due to the program revenue received in the third quarter of 2006 under the credit card program agreement with HSBC Bank Nevada, N.A. (“HSBC”) entered into in July 2005 and the addition of $4.2 million for Carson’s leased departments and other customer revenues. In the prior year credit card revenues were reflected as a reduction to selling, general and administrative (“SG&A”) expenses.
     Costs and expenses: Gross margin was $294.3 million for the third quarter of 2006 compared to $96.4 million for the third quarter of 2005, an increase of $197.8 million. The increase in gross margin dollars for the third quarter of 2006 as compared to the third quarter of 2005 reflects the addition of the Carson’s stores and an increased gross margin rate, partially offset by reduced sales volume at Bon-Ton and Elder-Beerman stores and to the four stores closed in January 2006. Gross margin as a percentage of net sales increased 2.8 percentage points to 36.6% for the third quarter of 2006 from 33.8% for the same period last year. The increase in the gross margin rate reflects a 2.7 percentage point decrease, at cost, in the net markdown rate primarily related to improved sales of regular priced goods.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
     SG&A expenses for the third quarter of 2006 were $273.6 million compared to $97.8 million for the third quarter of 2005, reflecting an increase of $175.8 million. The primary factors in the increase in SG&A were the addition of the Carson’s stores and support costs, including the costs associated with the transition services agreement with Saks Incorporated, and integration expenses. Integration expenses approximated $3.7 million. The current year expense rate decreased 0.2 percentage point to 34.0% of net sales, compared to 34.2% for the same period last year.
     Depreciation and amortization expense in the third quarter of 2006 was $29.6 million, an increase of $22.1 million compared to the $7.5 million expense in the third quarter of 2005, primarily reflecting the addition of depreciation and amortization from the preliminary purchase accounting for the acquired Carson’s operations. In addition, in the third quarter of 2006, the Company recorded a $1.0 million asset impairment charge related to the change in the estimated net realizable value of a store property.
     Income (loss) from operations: Income from operations in the third quarter of 2006 was $14.0 million, or 1.7% of net sales, compared to a loss from operations of $6.7 million, or 2.3% of net sales, in the third quarter of 2005.
     Interest expense, net: Net interest expense was $27.9 million, or 3.5% of net sales, in the third quarter of 2006 compared to $2.8 million, or 1.0% of net sales, in the third quarter of 2005. The $25.1 million net increase was principally due to the increased debt required to fund the acquisition of Carson’s.
     Income tax benefit: The income tax rate was 22.0% in the third quarter of 2006, compared to 33.7% in the third quarter of 2005. The income tax rates in the third quarters of 2006 and 2005 reflect the revision of the respective year-to-date effective tax rates and recognition of the respective tax expense accruals for specific exposures.
     Net loss: Net loss in the third quarter of 2006 was $10.9 million, or 1.4% of net sales, compared to a net loss of $6.3 million, or 2.2% of net sales, in the third quarter of 2005.
Thirty-nine Weeks Ended October 28, 2006 Compared to Thirty-nine Weeks Ended October 29, 2005
     Net sales: Net sales for 2006 were $2,112.6 million, compared to $822.6 million for 2005. Sales in 2006 include $1,313.4 million from Carson’s for the period March 5, 2006 through October 28, 2006. Net sales for 2005 include $14.9 million for the four stores closed in January of 2006. The balance of sales in 2006 reflects the comparable store sales decrease of 1.0%, or approximately $8.4 million.
     Sales for Carson’s stores are not included in the Company’s reported comparable store sales. However, the following comparable store sales information is provided for informational purposes only. For the period March 5, 2006 through October 28, 2006, Carson’s comparable store sales increased 4.3% over the prior year period.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
     The best performing merchandise categories in the Company’s comparable stores in 2006 were Women’s Special Sizes (included in Women’s Apparel), Home (which includes furniture), and Shoes. The performance in Women’s Special Sizes reflects the Company’s increased emphasis and corresponding inventory investment. The performance in the Home area in 2006 reflects approximately $17.5 million of incremental sales due primarily to the liquidation of merchandise the Company no longer intends to carry. Shoe sales increased as customers continued to respond favorably to the Company’s offerings in moderately-priced branded casual footwear. The poorest performing merchandise categories in 2006 were Dresses (included in Women’s Apparel), Juniors’ Apparel, Accessories, Intimate Apparel and Men’s Apparel. Dresses and Juniors’ Apparel sales have been trending down and, consequently, the Company reduced its inventory investment in these areas. Accessories sales reflected a lack of clearance merchandise as compared to the prior year. Sales in Men’s Apparel and Intimate Apparel were negatively impacted by reduced merchandise receipts in 2006 in accordance with the clearing of merchandise assortments that the Company will not continue to carry; the Company anticipates improved performance at the comparable stores in subsequent periods with customer acceptance of new merchandise.
     Other income: Other income was $57.6 million, or 2.7% of net sales, in 2006 compared to $6.1 million, or 0.7% of net sales, in 2005. The increase was primarily due to the program revenue received in 2006 under the credit card program agreement with HSBC and the addition of $11.3 million for Carson’s leased departments and other customer revenues. In the prior year, credit card revenues were reflected as a reduction to SG&A expenses.
     Costs and expenses: Gross margin was $765.3 million for 2006 compared to $291.9 million for 2005, an increase of $473.4 million. The increase in gross margin dollars for 2006 as compared to 2005 reflects the addition of the Carson’s stores and an increased gross margin rate, partially offset by lost sales volume attributable to reduced comparable store sales and to the four stores closed in January 2006. Gross margin as a percentage of net sales increased 0.7 percentage point to 36.2% for 2006 from 35.5% for the same period last year. The increase in the gross margin rate reflects a 1.2 percentage point decrease, at cost, in the net markdown rate, partially offset by lower realized markup on merchandise and increased distribution costs.
     SG&A expenses for 2006 were $731.7 million compared to $285.8 million for 2005, reflecting an increase of $445.9 million. The primary factors in the increase in SG&A were the addition of the Carson’s stores and support costs, including the costs associated with the transition services agreement, and integration expenses. Integration expenses approximated $11.9 million. The current year expense rate decreased to 34.6% as compared to the prior year rate of 34.8% of net sales.
     Depreciation and amortization in 2006 was $76.7 million, an increase of $55.1 million compared to the $21.5 million expense in 2005, primarily reflecting the addition of depreciation and amortization from the preliminary purchase accounting for the acquired Carson’s operations. In addition, in the third quarter of 2006, the Company recorded a $1.0 million asset impairment charge related to the change in the estimated net realizable value of a store property.
     Income (loss) from operations: Income from operations in 2006 was $14.6 million, or 0.7% of net sales, compared to a loss from operations of $9.4 million, or 1.1% of net sales, in 2005.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
     Interest expense, net: Net interest expense was $79.1 million, or 3.7% of net sales, in 2006 compared to $9.7 million, or 1.2% of net sales, in 2005. The $69.4 million net increase is principally due to the increased debt required to fund the acquisition of Carson’s. Included in the 2006 expense are charges of $2.3 million for the write-off of fees associated with the Company’s previous credit agreement and $4.5 million for fees associated with a bridge facility required in connection with the financing for the acquisition of Carson’s.
     Income tax benefit: The income tax rate was 35.7% in 2006, compared to 36.4% in 2005. The decrease in the income tax rate was primarily the result of tax planning strategies initiated by the Company in the third quarter of 2006, net of respective tax expense accruals in 2006 and 2005 for specific tax exposures.
     Net loss: Net loss in 2006 was $41.5 million, or 2.0% of net sales, compared to a net loss of $12.2 million, or 1.5% of net sales, in 2005.
Seasonality and Inflation
     The Company’s business, like that of most retailers, is subject to seasonal fluctuations, with the major portion of sales and income realized during the second half of each fiscal year, which includes back-to-school and the holiday season. Due to the fixed nature of certain costs, selling, general and administrative expenses are typically higher as a percentage of net sales during the first half of each fiscal year. The Company finances working capital increases in the second half of each fiscal year through additional borrowings under its revolving credit facility.
     Because of the seasonality of the Company’s business, results for any quarter are not necessarily indicative of results that may be achieved for a full fiscal year. In addition, quarterly operating results are impacted by the timing and amount of revenues and costs associated with the opening of new stores and closing and remodeling of existing stores.
     The Company does not believe inflation had a material effect on operating results during 2006 and 2005. However, there can be no assurance that the Company’s business will not be affected by inflationary adjustments in the future.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Liquidity and Capital Resources
     The following table summarizes material measures of the Company’s liquidity and capital resources:

	October 28,	October 29,
(Dollars in millions)	2006	2005

Working capital	$442.2	$229.0
Current ratio	1.72:1	1.95:1
Debt to total capitalization (1)	0.84:1	0.38:1
Unused availability under lines of credit (2)	$247.8	$148.3

(1)	Debt includes obligations under capital leases. Total capitalization includes shareholders’ equity, debt and obligations under capital leases.

(2)	Subject to a minimum availability covenant of $75 and $10 as of October 28, 2006 and October 29, 2005, respectively.
     Prior to March 6, 2006, the Company’s primary sources of working capital were cash flows from operations and borrowings under its revolving credit facility. On March 6, 2006, to finance the acquisition of Carson’s and the related payoff of the Company’s previous revolving credit facility, the Company entered into a new revolving credit facility which provides for up to $1.0 billion in borrowings, issued $510.0 million in senior unsecured notes, and entered into a new mortgage loan facility in the aggregate principal amount of $260.0 million.
     Increases in working capital and debt to total capitalization, and the decrease in the current ratio, for 2006 as compared to 2005 primarily reflect the addition of Carson’s operations and the increase in debt to fund the acquisition.
     Net cash used in operating activities amounted to $99.0 million in 2006, as compared to $31.6 million of cash provided in 2005. The net cash usage in 2006 primarily reflects the Company’s increased net loss and an increase in holiday season merchandise inventory for the acquired Carson’s stores, partially offset by increased depreciation and amortization expense. The net cash provided in 2005 primarily reflects net proceeds from the sale of the Company’s proprietary credit card operation in July 2005.
     Net cash used in investing activities amounted to $1,118.5 million in 2006, as compared to $19.0 million in the 2005. The increase of $1,099.5 million primarily reflects the acquisition of Carson’s and an increase in capital expenditures of $53.9 million over the prior year period.
     Net cash provided by financing activities amounted to $1,230.6 million in 2006, as compared to net cash used in financing activities of $21.1 million in 2005. The increase in net cash provided in 2006 primarily reflects the issuance of debt to finance the acquisition of Carson’s.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
     Prior to March 6, 2006, the Company’s amended and restated revolving credit facility agreement (the “Credit Agreement”) provided a revolving line of credit of $300.0 million. In connection with the acquisition of Carson’s and the related financing arrangements, discussed below, the Credit Agreement was terminated and simultaneously replaced by a new senior secured credit facility on March 6, 2006. There were no prepayment or early termination premiums or penalties in connection with the termination of the Credit Agreement. All deferred financing costs as of March 6, 2006 associated with the Credit Agreement, which totaled $2.3 million, were expensed immediately upon termination of the Credit Agreement.
     On March 6, 2006, The Bon-Ton Department Stores, Inc., a wholly owned subsidiary of The Bon-Ton Stores, Inc., and certain of its subsidiaries, Bank of America, N.A. (“Bank of America”) and certain other lenders entered into a Loan and Security Agreement (“New Senior Secured Credit Facility”) which provides for up to $1.0 billion of revolver borrowings. The New Senior Secured Credit Facility includes a last-in, first-out revolving credit facility of up to $900.0 million and a first-in, last-out revolving credit facility of up to $100.0 million, and has a sub-limit of $150.0 million for the issuance of standby and documentary letters of credit. All borrowings under the New Senior Secured Credit Facility are limited by amounts available pursuant to a borrowing base calculation, which is based on percentages of eligible inventory, real estate and fixed assets, with a reduction for applicable reserves. The New Senior Secured Credit Facility is guaranteed by The Bon-Ton Stores, Inc. and certain of its subsidiaries. As part of the New Senior Secured Credit Facility, Bank of America and the other lenders will make available certain swing line loans in an aggregate amount not to exceed $75.0 million outstanding at any one time. Borrowings under the New Senior Secured Credit Facility will bear interest at either (i) the prime rate established by Bank of America, from time to time, plus the applicable margin (the ‘‘Prime Rate’’) or (ii) the LIBOR rate from time to time plus the applicable margin. The applicable margin will be determined based upon the excess availability under the New Senior Secured Credit Facility. The swing line loans will bear interest at the same rate applicable to last-in, first-out Prime Rate loans. The Company is required to pay a commitment fee to the lenders for unused commitments at a rate of 0.25% to 0.30% per annum, based on excess availability under the New Senior Secured Credit Facility. The New Senior Secured Credit Facility expires March 6, 2011. Financial covenants contained in the New Senior Secured Credit Facility require that the minimum excess availability be greater than $75.0 million at all times. In addition, there are certain restrictions against the incurrence of additional indebtedness, pledge or sale of assets, payment of dividends and distributions, and other similar restrictions. Dividends paid by the Company may not exceed $15.0 million over the life of the agreement, or $4.0 million in any single year. Capital expenditures are limited to $125.0 million per year, with a one-year carryover of any prior year unused amount. The available borrowing capacity under this facility will be used for other general corporate purposes. As of October 28, 2006, the Company had $476.9 million of outstanding borrowings under the New Senior Secured Credit Facility and had the ability to borrow an additional $172.8 million (after taking into account the $75.0 million minimum availability covenant).
     On March 6, 2006, The Bon-Ton Department Stores, Inc. entered into an Indenture (the “Indenture”) with The Bank of New York, as trustee, under which The Bon-Ton Department Stores, Inc. issued $510.0 million aggregate principal amount of its 10-1/4% Senior Notes due 2014 (the “Notes”). The Notes are guaranteed on a senior unsecured basis by The Bon-Ton Stores, Inc. and certain of its subsidiaries. The Notes mature on March 15, 2014. The Notes may not be redeemed prior to March 15, 2010, except that the Company may redeem up to 35% of the Notes prior to March 15, 2009 through the proceeds of an equity offering. The interest rate of the Notes

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
is fixed at 10-1/4% per year. Interest on the Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2006. The Indenture includes covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional debt, pay dividends and make distributions, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions, and sell certain assets or merge with or into other companies.
     On March 6, 2006, certain bankruptcy-remote special purpose entities (each an “SPE” and, collectively, the “SPEs”) that are indirect wholly owned subsidiaries of The Bon-Ton Stores, Inc. entered into loan agreements with Bank of America, pursuant to which Bank of America provided a new mortgage loan facility in the aggregate principal amount of $260.0 million (the “New Mortgage Loan Facility”). The New Mortgage Loan Facility has a term of ten years and is secured by mortgages on twenty-three retail stores and one distribution center owned by the SPEs. Each SPE entered into a lease with each of The Bon-Ton Stores, Inc. subsidiaries operating on such SPE’s properties. A portion of the rental income received under these leases will be used to pay the debt service under the New Mortgage Loan Facility. The New Mortgage Loan Facility requires level monthly payments of principal and interest based on an amortization period of twenty-five years and the balance outstanding at the end of ten years will then become due and payable. The interest rate for the New Mortgage Loan Facility is fixed at 6.2125%. Financial covenants contained in the New Mortgage Loan Facility require that the SPEs maintain certain financial thresholds, as defined in the agreements.
     The Company used the net proceeds of the Notes offering and New Mortgage Loan Facility, along with initial borrowings under its New Senior Secured Credit Facility, to finance the acquisition of Carson’s, refinance the Credit Agreement, and pay related fees and expenses in connection with the acquisition and related financing transactions.
     Aside from planned capital expenditures, the Company’s primary cash requirements will be to service debt and finance working capital increases during peak selling seasons.
     The Company paid a quarterly cash dividend of $0.025 per share on shares of Class A Common Stock and Common Stock to shareholders on May 1, 2006, August 1, 2006 and October 16, 2006 to shareholders of record as of April 15, 2006, July 14, 2006 and October 1, 2006, respectively. Additionally, the Company declared a quarterly cash dividend of $0.025 per share, payable January 16, 2007 to shareholders of record as of January 2, 2007. The Company’s Board of Directors will consider dividends in subsequent periods as it deems appropriate.
     The Company’s capital expenditures for 2006 totaled $73.0 million. Capital expenditures for the full fiscal year 2006, net of landlord contributions, are planned at approximately $91.0 million.
     The Company anticipates that its cash flows from operations, supplemented by borrowings under its New Senior Secured Credit Facility, will be sufficient to satisfy its operating cash requirements for at least the next twelve months.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
inventory under the lower of cost or market principle. The Company believes that the retail inventory method it uses provides an inventory valuation that approximates cost and results in carrying inventory in the aggregate at the lower of cost or market.
     The Company regularly reviews inventory quantities on-hand and records an adjustment for excess or old inventory based primarily on an estimated forecast of merchandise demand for the selling season. Demand for merchandise can fluctuate greatly. A significant increase in the demand for merchandise could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on-hand. Additionally, estimates of future merchandise demand may prove to be inaccurate, in which case the Company may have understated or overstated the adjustment required for excess or old inventory. If the Company’s inventory is determined to be overvalued in the future, the Company would be required to recognize such costs in costs of goods sold and reduce operating income at the time of such determination. Likewise, if inventory is later determined to be undervalued, the Company may have overstated the costs of goods sold in previous periods and would recognize additional operating income when such inventory is sold. Therefore, although every effort is made to ensure the accuracy of forecasts of future merchandise demand, any significant unanticipated changes in demand or in economic conditions within the Company’s markets could have a significant impact on the value of its inventory and reported operating results.
     The Company uses a last-in, first-out (“LIFO”) cost basis for valuation of certain inventories. As is currently the case with many companies in the retail industry, the Company’s LIFO calculations have yielded inventory increases in recent years due to deflation reflected in price indices used. This is the result of the LIFO method whereby merchandise sold is valued at the cost of more recent inventory purchases (which the deflationary indices indicate to be lower), resulting in the general inventory on-hand being carried at the older, higher costs. Given these higher values and the promotional retail environment, the Company has reduced the carrying value of its LIFO inventories to a net realizable value (“NRV”). These reductions totaled $23.7 million as of October 28, 2006 and January 28, 2006. Inherent in these NRV assessments are significant management judgments and estimates regarding future merchandise selling costs and pricing. Should these estimates prove to be inaccurate, the Company may have overstated or understated its inventory carrying value. In such cases, operating results would ultimately be impacted.
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

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
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
Long-lived Assets
     Property, fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in the Company’s business model or capital strategy can result in the actual useful lives differing from its estimates. In cases where the Company determines that the useful life of property, fixtures and equipment should be shortened, it depreciates the net book value in excess of the salvage value over its revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or leasehold improvements could also result in shortened useful lives. The Company’s net property, fixtures and equipment amounted to $928.8 million and $167.7 million at October 28, 2006 and January 28, 2006, respectively.
     Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires the Company to test a long-lived asset for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Factors that could trigger an impairment review include the following:
•	Significant under-performance of stores relative to historical or projected future operating results,

•	Significant changes in the manner of the Company’s use of assets or overall business strategy, and

•	Significant negative industry or economic trends for a sustained period.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
     If the undiscounted cash flows associated with the asset are insufficient to support the recorded asset, an impairment loss is recognized for the amount (if any) by which the carrying amount of the asset exceeds the fair value of the asset. Cash flow estimates are based on historical results, adjusted to reflect the Company’s best estimate of future market and operating conditions. Estimates of fair value represent the Company’s best estimate based on industry trends and reference to market rates and transactions, if available. Should cash flow estimates differ significantly from actual results, an impairment could arise and materially impact the Company’s financial position and results of operations. Given the seasonality of operations, impairment is not conclusive, in many cases, until after the holiday period in the fourth quarter is concluded.
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
     In the third quarter of 2006, the Company recorded a $1.0 million asset impairment charge related to the change in the estimated net realizable value of a store property.
Goodwill and Intangible Assets
     The Company’s goodwill was $17.1 million and $3.0 million as of October 28, 2006 and January 28, 2006, respectively. The increase in the goodwill reflects the preliminary purchase accounting for the acquisition of Carson’s.
     The Company’s net intangible assets totaled $162.6 million and $5.0 million as of October 28, 2006 and January 28, 2006, respectively. The Company’s intangible assets are principally comprised of $78.1 million of lease interests that relate to below-market-rate leases and $84.5 million associated with trademarks and customer lists. The lease-related interests, customer lists and the portion of trademarks subject to amortization are being amortized on a straight-line method. Trademarks of $66.2 million have been deemed to have an indefinite life as part of the preliminary purchase accounting for Carson’s.
     The Company has not completed its assessment of the fair values of the acquired Carson’s assets and assumed liabilities and has not finalized its plans regarding the integration of computer software. The Company is currently in the process of obtaining third-party valuations for certain acquired assets and assumed liabilities. Consequently, the purchase price allocation may be subsequently adjusted to reflect the final valuation of acquired assets and assumed liabilities.
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets that have indefinite lives are reviewed for impairment at least annually or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Fair value is determined using a discounted cash flow analysis, which requires certain assumptions and estimates regarding industry economic factors and future profitability of acquired businesses. The Company’s policy is to conduct impairment testing based

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
on its most current business plans, which reflect anticipated changes in the economy and the industry. If actual results prove inconsistent with the Company’s assumptions and judgments, the Company could be exposed to a material impairment charge.
Insurance Reserve Estimates
     The Company uses a combination of insurance and self-insurance for a number of risks including workers’ compensation, general liability and employee-related health care benefits, a portion of which is paid by its associates. The Company determines the estimates for the liabilities associated with these risks by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. A change in claims frequency and severity of claims from historical experience as well as changes in state statutes and the mix of states in which the Company operates could result in a change to the required reserve levels.
Purchase Accounting
     The Company has accounted for the acquisition of Carson’s in accordance with the provisions of SFAS No. 141, “Business Combinations,” whereby the purchase price paid to effect the Carson’s acquisition was allocated to the acquired assets and assumed liabilities at their estimated fair value as of the acquisition date. The acquisition of Carson’s was effective as of March 5, 2006. In connection with the preliminary purchase price allocation, the Company made estimates of the fair values of its long-lived and intangible assets based upon assumptions related to the future cash flows, discount rates and asset lives utilizing currently available information. As of October 28, 2006 the Company has recorded preliminary purchase accounting adjustments to record the property and equipment and inventory at their estimated fair values, to establish intangible assets for its tradenames, customer lists and favorable lease interests and to revalue its long-term benefit plan obligations, among other things.
     The Company has not completed its assessment of the fair values of the acquired Carson’s assets and assumed liabilities and has not finalized its plans regarding the integration of computer software. The Company is currently in the process of obtaining third-party valuations for certain acquired assets and assumed liabilities. Consequently, the purchase price allocation may be subsequently adjusted to reflect the final valuation of acquired assets and assumed liabilities. Such revisions could have a material impact on the Company’s results of operations for fiscal 2006.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Future Accounting Changes
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 requires applying a “more likely than not” threshold to the recognition and de-recognition of tax positions. The new guidance will become effective for the Company starting February 4, 2007. The Company has not yet determined the impact of FIN No. 48 on its consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). This statement requires employers to recognize the funded status of defined-benefit pension and other postretirement benefit plans on the balance sheet and to recognize, in other comprehensive income, changes in the funded status that arise during the period but have not been recognized as a component of net periodic cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions,” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end balance sheet. This statement will become effective for the Company’s annual reporting period ending February 3, 2007. The Company has not yet determined the impact of SFAS No. 158 on its consolidated financial statements.
Forward-Looking Statements
     Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission contain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which may be identified by words such as “may,” “could,” “will,” “plan,” “expect,” “anticipate,” “estimate,” “project,” “intend” or other similar expressions, involve important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, uncertainties affecting the retail industry in general, such as consumer confidence and demand for soft goods; risks relating to leverage and debt service; competition within markets in which the Company’s stores are located; the need for, and costs associated with, store renovations and other capital expenditures; and risks related to the Company’s acquisition of Carson’s, including difficulties in the assimilation of the operations, services and corporate culture of the acquired business, diversion of management attention from other business concerns and overvaluation of the acquired business. These risks, as applicable, and other risks are discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

THE BON-TON STORES, INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk and Financial Instruments
     The Company is exposed to market risk associated with changes in interest rates. To provide some protection against potential rate increases associated with its variable-rate facilities, the Company entered into derivative financial transactions in the form of interest rate swaps. The interest rate swaps are used to hedge a portion of the underlying variable-rate facilities. The swaps are a qualifying hedge and the interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. At October 28, 2006, the Company held two “variable-to-fixed” rate swaps with notional amounts of $50.0 million each. The notional amount does not represent amounts exchanged by the parties; rather, it is used as the basis to calculate amounts due and to be received under the rate swaps. The Company has not entered into or held derivative financial instruments for trading purposes.
     The following table provides information about the Company’s derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates at October 28, 2006. For the interest rate swaps, the table presents the notional amount and weighted average pay and receive interest rates by expected maturity date.

	Expected Maturity Date By Fiscal Year
(Dollars in	Remainder					There-		Fair
thousands)	of 2006	2007	2008	2009	2010	after	Total	Value

Debt:
Fixed-rate debt	$1,288	$5,524	$5,880	$6,356	$7,822	$758,262	$785,132	$788,320
Average fixed rate	6.87%	6.87%	6.90%	6.91%	6.69%	8.98%	8.90%

Variable-rate debt	$—	$—	$—	$—	$—	$476,895	$476,895	$476,895
Average variable rate	—	—	—	—	—	7.16%	7.16%

Interest Rate Derivatives:
Interest rate swaps
Variable-to-fixed	$—	$—	$—	$—	$—	$100,000	$100,000	$(2,081)
Average pay rate	—	—	—	—	—	5.49%	5.49%
Average receive rate	—	—	—	—	—	5.48%	5.48%

THE BON-TON STORES, INC.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report and, based on this evaluation, concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
     Effective March 5, 2006, the Company completed the acquisition of Carson’s. In conjunction with this acquisition, the Company entered into a transition services agreement with Saks pursuant to which Saks agreed to provide the Company with various services related to Carson’s, including, among other things, credit operations, procurement, accounting, bank card processing, store planning, construction, facilities maintenance and energy, information technology and human resources activities.
     During the third quarter of 2006, a significant portion of operational areas supported by the transition services agreement were transitioned to, and integrated into, the operations of the Company. While much of this transition involved integrating Carson’s-related activity into the Company’s pre-existing processes and systems, the following are areas relating to internal control over financial reporting for which the transition and integration resulted in materially new Company systems and/or processes: Merchandise ordering, receiving and accounts payable functions; merchandise retail stock ledger functions (used to provide accounting for inventory and gross margin); point-of-sale and sales audit functions; and payroll functions.
     The Company will continue to review internal control over financial reporting related to the integration of Carson’s operations as the remaining operational areas supported by the transition services agreement are transitioned to, and integrated into, the operations of the Company.

THE BON-TON STORES, INC.
PART II: OTHER INFORMATION
ITEM 6. EXHIBITS
     (a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

Exhibit	Description	Document Location
10.1	Severance Pay Plan	Exhibit 10.1 to the Current Report on Form 8-K filed on August 28, 2006
10.2	Employment Agreement with James M. Zamberlan	Exhibit 10.1 to the Current Report on Form 8-K filed on September 19, 2006
10.3	Asset Purchase Agreement between Belk, Inc. and The Bon-Ton Stores, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on October 31, 2006
31.1	Certification of Byron L. Bergren	Filed herewith.
31.2	Certification of Keith E. Plowman	Filed herewith.
32.1	Certification Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BON-TON STORES, INC.
DATE: December 6, 2006	BY:	/s/ Byron L. Bergren
Byron L. Bergren
President and Chief Executive Officer

DATE: December 6, 2006	BY:	/s/ Keith E. Plowman
Keith E. Plowman
Executive Vice President, Chief Financial Officer and Principal Accounting Officer