Form 10-K
period 2007-02-03
BON TON STORES INC
filed 2007-04-19
CIK 878079

2006 FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	Commission File Number
February 3, 2007	0-19517

2801 East Market Street
York, Pennsylvania 17402
(717) 757-7660
www.bonton.com

Incorporated in Pennsylvania	IRS No. 23-2835229

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $.01 par value

Securities registered pursuant to Section 12(g) of the Act:
None

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

     As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $245.7 million, based upon the closing price of $24.78 per share.*

     As of April 2, 2007, there were 14,475,196 shares of Common Stock, $.01 par value, and 2,951,490 shares of Class A Common Stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the 2007 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference in Part III to the extent described in Part III.

*	Calculated by excluding all shares held in the treasury of the registrant or that may be deemed to be beneficially owned by executive officers and directors of the registrant, without conceding that all such persons are “affiliates” of the registrant for purposes of the federal securities laws.

The Bon-Ton Stores, Inc. operates on a fiscal year, which is the 52 or 53 week period ending on the Saturday nearer January 31 of the following calendar year. References to “2006,” “2005” and “2004” represent the fiscal 2006 year ended February 3, 2007, fiscal 2005 year ended January 28, 2006 and fiscal 2004 year ended January 29, 2005, respectively. References to “2007” represent the fiscal 2007 year ending February 2, 2008.

References to the “Company,” “we,” “us,” and “our” refer to The Bon-Ton Stores, Inc. and its subsidiaries. References to “Carson’s” are to the Northern Department Store Group acquired by the Company from Saks Incorporated (“Saks”) effective March 5, 2006. References to “Elder-Beerman” denote The Elder-Beerman Stores Corp. and its subsidiaries, which were acquired by the Company in October 2003. References to “Bon-Ton” refer to the Company’s stores operating under the Bon-Ton and Elder-Beerman nameplates. References to “Parisian” refer to the stores acquired from Belk, Inc. effective October 29, 2006.

PART I

Item 1.	Business

Overview

The Company was founded in 1898 and is one of the largest regional department store operators in terms of sales in the United States, offering a broad assortment of brand-name fashion apparel and accessories for women, men and children as well as cosmetics, home furnishings and other goods. We currently operate 279 stores in mid-size and metropolitan markets in 23 Northeastern, Midwestern and upper Great Plains states under the Bon-Ton, Bergner’s, Boston Store, Carson Pirie Scott, Elder-Beerman, Herberger’s and Younkers nameplates and, under the Parisian nameplate, stores in the Detroit, Michigan area, encompassing a total of approximately 26 million square feet. Our management believes that we enjoy the #1 or #2 market position among traditional department stores in most of the markets in which we operate.

Industry Overview

We compete in the department store segment of the U.S. retail industry. Department stores have historically dominated apparel and accessories retailing, occupying a cornerstone in the U.S. retail landscape for more than 100 years. Over time, department stores have evolved from single unit, family owned, urban locations to regional and national chains serving communities of all sizes. The department store industry continues to evolve in response to ongoing consolidation among merchandise vendors as well as the evolution of competitive retail formats — mass merchandisers, national chain retailers, specialty retailers and online retailers.

Merchandise

Merchandise Mix

Our stores offer a broad assortment of quality, brand-name fashion apparel and accessories for women, men and children, as well as footwear, cosmetics, home furnishings and other goods at opening, moderate and better price points. We offer a distinct core merchandise assortment, including nationally distributed brands at competitive prices and unique product at compelling values through our private brands. We further differentiate our merchandise assortment with exclusive product from nationally distributed brands. The following table illustrates our net sales by product category for the last three years (2006 includes sales of Carson’s, which the Company acquired from Saks effective March 5, 2006):

Merchandise Category	2006	2005	2004

Women’s Apparel	26.4%	25.4%	25.8%
Home	18.3	19.5	19.1
Men’s Apparel	13.2	14.0	14.2
Cosmetics	12.4	11.7	11.9
Accessories	8.2	8.8	8.7
Children’s Apparel	6.0	5.8	6.0
Footwear	7.6	6.6	5.8
Intimate Apparel	4.2	4.8	4.7
Juniors’ Apparel	3.7	3.4	3.8

Total	100.0%	100.0%	100.0%

Nationally Distributed Brands

Our nationally distributed brand assortment includes many of the most well-known and popular labels in the apparel, accessories, footwear, cosmetics and home furnishings industries such as Calvin Klein, Chanel, Coach, Easy Spirit, Bandolino, Børn, Clarks, Estée Lauder, Jones New York, Liz Claiborne, Anne Klein II, Nautica, Columbia, Nine West, OshKosh, Ralph Lauren and Waterford. We believe these brands enable us to position our stores as headquarters for fashion, offering both newness and wardrobe staples at competitive prices. We believe that we maintain excellent relationships with our merchandise vendors, working collaboratively to select the most compelling assortments for our customers.

Private Brands

Our exclusive private brands complement our offering of nationally distributed brands and are a key component of our overall merchandising strategy. Our private brand portfolio includes popular brands such as Laura Ashley; Consensus; Cuddle Bear; Pursuits, Ltd.; Living Quarters; Relativity; Ruff Hewn; Statements; Studio Works; Breckenridge; and Karen Neuberger Home. By providing exclusive fashion products at price points that are more attractive than nationally distributed brand alternatives, our private brand program creates value for our customers and increases our brand exclusiveness, competitive differentiation and customer loyalty.

Since the acquisition of Carson’s, we have built a significant private brand organization to serve the entire Company. Our private brand program presents the opportunity to increase our overall gross margin by virtue of the more efficient cost structure inherent in the design and sourcing of in-house brands.

Vendor Relationships and Sourcing

Our highly experienced team of buyers has developed long-standing and strong relationships with many of the leading vendors in the marketplace. Our scale, geographic footprint and market leadership make us an important distribution channel for leading merchandise vendors to reach their target consumers. We believe that our status as a key account to many of our vendors serves to strengthen our ability to negotiate for exclusive merchandise as well as better pricing terms. We monitor and evaluate the sales and profitability performance of each vendor and adjust our purchasing decisions based upon the results of this analysis.

Consistent with industry practice, we receive reimbursement allowances from certain of our vendors in support of the merchandise sold to us that was marked down or that did not allow us to achieve certain margins upon sale to our customers. Additionally, we receive advertising allowances and reimbursement of certain payroll expenses from some of our vendors, which primarily represent reimbursements of specific, incremental and identifiable costs incurred to promote and sell the vendors’ merchandise.

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

Marketing

Our strategic marketing initiatives develop and enhance our brand equity and support our position as a leading shopping destination among our target customers. We conduct a multi-faceted marketing program, including newspaper advertisements and inserts, broadcast advertisements, direct mail and in-store events. We use a combination of (i) advertising and sales promotion activities to reach and build brand image and traffic and (ii) customer-specific communications and purchase incentives to drive customer spending and loyalty. Both types of marketing efforts focus primarily on our target customer of women between the ages of 35 and 60 with annual household incomes of $55,000 to $125,000, with the intention of increasing visit frequency and purchases per visit. Additionally, our marketing activities attract a broader audience, including juniors, seniors and men. We seek to attract new customers and to maintain customer loyalty by actively communicating with our customers through the execution of targeted marketing facilitated by sophisticated customer relationship management capabilities.

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

Proprietary Credit Card

Evidencing our customer satisfaction and loyalty is the high penetration rate of our proprietary credit card programs that are administered by HSBC Bank Nevada, N.A. (“HSBC”). We have over 4.9 million active proprietary credit card holders.

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

On July 8, 2005, HSBC purchased the Bon-Ton proprietary credit card accounts and the related outstanding balances associated with those accounts (we refer to this transaction as the “Credit Card Sale”). As part of the Credit Card Sale, Bon-Ton entered into a seven-year marketing and servicing agreement with HSBC. Under the terms of the agreement, Bon-Ton entered into an Interim Servicing Agreement (the “ISA”) and a Credit Card Program Agreement (the “CCPA”). Under the terms of the ISA, Bon-Ton continued to service the credit card receivables from July 8, 2005 through October 31, 2005, for which Bon-Ton was compensated. The CCPA sets forth the terms and conditions under which HSBC will issue credit cards to Bon-Ton’s customers. Under the CCPA, Bon-Ton is paid a percentage of net credit sales for credit card sales generated after July 7, 2005. Prior to our acquisition of Carson’s, HSBC had acquired Carson’s proprietary credit card program, and the servicing and marketing agreement we have with HSBC was amended to include the Carson’s proprietary credit card program within the Bon-Ton program.

Customer Service

We maintain a sales force of knowledgeable and well-trained sales associates who deliver excellent service to our customers. Sales associates are trained in the areas of customer service, selling skills and product knowledge. We employ a two-tiered strategy to achieve effective customer service. In selected areas, we offer one-on-one selling with dedicated associates to assist customers with merchandise selections. Our customers also appreciate the convenience of self-service formats in many departments and efficient service centers to expedite their purchases. Our new associates receive computer-based training for effective, efficient and uniform training. We actively monitor and analyze, through our scheduling program, the service levels in our stores in order to maximize sales associate productivity and store profitability.

Integration of Carson’s

Effective March 5, 2006, the Company purchased Carson’s, adding approximately 15 million square feet of retail space.

We began the process of integrating Carson’s into Bon-Ton, which we anticipate will span two years. The Company’s senior management team, which includes a number of former Carson’s executives, adopted best business practices and defined opportunities for profitable growth. One of our goals was and is to implement strategic initiatives to drive sales growth. We targeted several business categories for incremental sales opportunities, building on the merchandising strengths of Bon-Ton and Carson’s. Moreover, by increasing our importance to vendors as a high-volume purchaser, we are better able to differentiate ourselves from competitors via improved access to exclusive merchandise from nationally distributed brands.

We achieved a common merchandise assortment of both nationally distributed and private brands and a common marketing and sales promotion calendar for all of our stores. A significant portion of the Carson’s merchandising staff remained with us, which allowed us to enhance the merchandise offerings at Bon-Ton stores. Additionally, the acquisition of Carson’s included a significant private brand program upon which we built a private brand organization to serve the Company as a whole.

Of equal importance is enhancing our systems while maintaining a steady flow of merchandise and appropriate levels of inventory to minimize business disruption and ensure customer satisfaction. During 2006, we successfully integrated the Carson’s and Bon-Ton systems. We will continue to evaluate our technology infrastructure to ensure it is positioned to serve our needs efficiently.

Competition

The retail industry is highly competitive and fragmented. We face competition for customers from traditional department store operators such as Belk, Inc., Dillard’s, Inc. and Federated Department Stores, Inc.; national chain retailers such as J. C. Penney Company, Inc., Kohl’s Corporation and Sears Holdings Corporation; mass merchandisers such as Target Corporation and Wal-Mart Stores, Inc.; specialty stores and, to a lesser extent, catalogue and online retailers. In addition, we face competition for suitable store locations from other department stores, national chain retailers, mass merchandisers and other large-format retailers. In a number of our markets, we compete for customers with national department store chains which offer a similar mix of branded merchandise as we do. In other markets, we face potential competition from national chains that, to date, have not entered such markets and from national chains that have stores in our markets but currently do not carry similar branded goods. In all markets, we generally compete for customers with stores offering moderately priced goods. Many of our competitors have substantially greater financial and other resources than we do, and many of those competitors have significantly less debt than we do and may thus have greater flexibility to respond to changes in our industry.

We believe that we compare favorably with our competitors with respect to quality, depth and breadth of merchandise, prices for comparable quality merchandise, customer service and store environment. We also believe our knowledge of and focus on mid-size markets, developed over our many years of operation, give us an advantage in these markets that cannot be readily duplicated. In markets in which we face traditional department store competition, we believe that we compete effectively.

Trademarks

We own or license various trademarks, including our store nameplates and private brands. We believe our trademarks and service marks are important and that the loss of certain of our trademarks or trade names, particularly the store nameplates, could have a material adverse effect on us. Many of our trademarks are registered in the United States Patent and Trademark Office. The terms of these registrations are generally ten years, and they are renewable for additional ten-year periods indefinitely so long as the marks are in use at the time of renewal. We are not aware of any claims of infringement or other challenges to our right to register or use our marks in the United States that would have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Information Technology and Systems

Systems

During 2006, we substantially completed the integration of Carson’s systems to allow the Company to operate in the fourth quarter as one company. Substantially all mainframe, midrange, server computing systems, and central storage systems were replaced with new advanced technologies to support the expanded business and provide the foundation for future growth. Data processing facilities in York, Pennsylvania and Dayton, Ohio were upgraded and equipped with standby diesel generators to provide back-up electrical service. The Company is increasing its technology staff to support and enhance the new systems infrastructure. Work to optimize both business and systems processes will continue into 2007 with continued focus on achieving synergy goals, and we will begin a three-year program to install Bon-Ton’s advanced point-of-sale system in all Carson’s stores.

Inventory Management

Our merchandising function is centralized, with a staff of buyers and a planning and allocation team that have responsibility for determining the merchandise assortment, quantities to be purchased and allocation of merchandise to each store.

The majority of the merchandise we purchase is initially received at one of our four distribution facilities.

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

Seasonality

Our business, like that of most retailers, is subject to seasonal fluctuations, with the major portion of sales and income realized during the second half of each year, which includes the back-to-school and holiday seasons. Due to the fixed nature of certain costs, our selling, general and administrative (“SG&A”) expenses are typically higher as a percentage of net sales during the first half of each year. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full year. In addition, quarterly results of operations depend upon the timing and amount of revenues and costs associated with the opening, closing and remodeling of existing stores.

Capital Investments

We make capital investments to support our long-term business goals and objectives. We invest capital in new and existing stores, distribution and support facilities and information technology.

In 2007, we anticipate total capital expenditures, net of landlord contributions, of approximately $106.0 million. As part of our focus on continually improving our store base, significant capital will be employed for major remodels and expansions, as well as on-going upgrades in other stores. We are focused on maintaining the quality of our stores and, consequently, our brand equity. With respect to our major remodels, we expand only after extensive analysis of our projected returns on capital. We generally experience an increase in both total sales and profitability at stores that undergo a remodel or expansion.

In 2007, we plan to open two new stores, expand three stores and renovate and reconfigure several existing stores.

We believe capital investments for information technology in our stores, distribution facilities and support functions are necessary to support our business strategies. We are continually upgrading our information systems to improve efficiency and productivity. Included in the 2007 capital budget are significant expenditures for information technology projects.

Associates

As of April 2, 2007, we had approximately 33,000 full-time and part-time associates. We employ additional part-time associates during peak selling periods. We believe that our relationship with our associates is good.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available without charge on our website, www.bonton.com, as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission (“SEC”).

We also make available on our website, free of charge, the following documents:

•	Audit Committee Charter

•	Compensation and Human Resources Committee Charter

•	Governance and Nominating Committee Charter

•	Code of Ethical Standards and Business Practices

Executive Officers

The following table sets forth certain information regarding our executive officers as of April 2, 2007:

NAME	AGE	POSITION

Tim Grumbacher	67	Executive Chairman of the Board of Directors
Byron L. Bergren	60	President and Chief Executive Officer and Director
Anthony J. Buccina	56	Vice Chairman, President — Merchandising
Stephen R. Byers	53	Vice Chairman — Stores, Operations, Private Brand, Planning & Allocation
David B. Zant	50	Vice Chairman — Private Brand and Planning & Allocation
Edward P. Carroll, Jr.	60	Executive Vice President — Sales Promotion and Marketing
Dennis R. Clouser	54	Executive Vice President — Human Resources
Keith E. Plowman	49	Executive Vice President — Chief Financial Officer and Principal Accounting Officer
James M. Zamberlan	60	Executive Vice President — Stores and Visual

Mr. Grumbacher has been Executive Chairman of the Board of Directors since February 2005. He served as Chairman of the Board of Directors from August 1991 to February 2005. He was Chief Executive Officer from 1985 to 1995 and from June 2000 to August 2004. From 1977 to 1989 he was President.

Mr. Bergren has been President and Chief Executive Officer since August 2004. Mr. Bergren, who joined us in November 2003 as Vice Chairman and served as President and Chief Executive Officer of Elder-Beerman from February 2002 through August 2004, served as Chairman of the Southern Division of Belk, Inc. from 1999 to February 2002, as Partner of the Florida Division of Belk, Inc. from 1992 to 1999, and in senior executive positions at Belk, Inc. from 1985 to 1992.

Mr. Buccina was appointed Vice Chairman, President — Merchandising on June 1, 2006. He had been President and Chief Merchandising Officer of Carson’s from April 2006 to June 2006. Prior to that time, he had served as President — Head Merchant of the Northern Department Store Group of Saks (“NDSG”) for more than five years.

Mr. Byers was appointed Vice Chairman — Stores, Operations, Private Brand, Planning & Allocation on October 9, 2006. He had been Executive Vice President — Stores and Visual Merchandising from April 2006 to October 2006. Prior to that time, he had served as Executive Vice President of Stores and Visual Merchandising of NDSG since August 2004. He held the post of Senior Vice President / Territory Director of Stores for Kohl’s Corporation between 2000 and August 2004.

Mr. Zant was named Vice Chairman — Private Brand and Planning & Allocation on August 1, 2006. He had been Vice Chairman and Chief Merchandising Officer from January 2005 to July 2006. From July 2002 to December 2004, he was Executive Vice President — General Merchandise Manager for Belk, Inc. and from June 2001 to July 2002, he was President of the Central Division of Belk, Inc. Prior to that, Mr. Zant was with the Parisian Division of Saks, serving as Executive Vice President of Merchandising.

Mr. Carroll became Executive Vice President — Sales Promotion and Marketing effective April 3, 2006. Prior to that time, he had served as Executive Vice President of Sales Promotion and Marketing of NDSG for more than five years.

Mr. Clouser has been Executive Vice President — Human Resources since April 3, 2006. He served as Senior Vice President — Human Resources from February 2005 to April 2006 and Vice President — Employment and Training from April 2004 to February 2005. For more than four years prior to that time, he was Senior Vice President — Human Resources at Elder-Beerman.

Mr. Plowman has been Executive Vice President — Finance since April 3, 2006, Chief Financial Officer since May 2005 and Principal Accounting Officer since June 2003. He served as Senior Vice President — Finance from September 2001 to April 2006. Mr. Plowman joined us in 1997 as Divisional Vice President — Controller and from May 1999 to September 2001 he was our Vice President — Controller.

Mr. Zamberlan has been Executive Vice President — Stores and Visual since November 2004. Prior to that time, he served as Executive Vice President — Stores for Elder-Beerman for more than five years.

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

We have a substantial amount of debt. As of April 2, 2007, we had total debt of approximately $1.2 billion. This could have important consequences to our investors. For example, it could:

•	make it more difficult for us to satisfy our debt obligations;

•	cause our failure to comply with the financial and restrictive covenants contained in the indenture governing our senior unsecured notes and the agreements governing our senior secured credit facility and mortgage loan facility, which could cause a default under those instruments and which, if not cured or waived, could have a material adverse effect on us;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to borrow money or sell equity to fund future working capital requirements, capital expenditures, debt service requirements and other general corporate requirements;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing our ability to use our cash flow for other purposes, including capital expenditures;

•	limit our flexibility in planning for, or reacting to, changes in our business and the retail industry;

•	make it more difficult for us to meet our debt service obligations in the event that there is a substantial increase in interest rates because the debt under our senior secured credit facility bears interest at fluctuating rates; and

•	place us at a competitive disadvantage compared to our competitors that have less debt.

Our ability to service our debt depends upon, among other things, our ability to replenish inventory, generate sales and maintain our stores. If we do not generate sufficient cash from our operations to service our debt obligations, we will need to take one or more actions, including refinancing our debt, obtaining additional financing, selling assets, obtaining additional equity capital, or reducing or delaying capital expenditures. We cannot be certain that our earnings will be sufficient to allow us to pay the principal and interest on our debt and meet our other obligations. Debt under our senior secured credit facility bears interest at a floating rate, a portion of which is offset by fixed-rate swap derivatives. Accordingly, changes in prevailing interest rates may affect our ability to meet our debt service obligations. A higher interest rate on our debt would adversely affect our operating results. If we are unable to meet our debt service obligations or if we default in some other manner under our credit facilities, our lenders could elect to declare all borrowings outstanding, together with accumulated and unpaid interest and other fees, immediately due and payable, which would have a material adverse effect on our business, financial condition and results of operations.

Our discretion in some matters is limited by the restrictions contained in our senior secured credit facility and mortgage loan facility agreements and in the indenture that governs our senior unsecured notes, and any default on our senior secured credit facility, mortgage loan facility or the indenture that governs the senior unsecured notes could harm our business, profitability and growth prospects.

The agreements that govern our senior secured credit facility and mortgage loan facility, and the indenture that governs our senior unsecured notes, contain a number of covenants that limit the discretion of our management with respect to certain business matters and may impair our ability to respond to changing business and economic conditions. The senior secured credit facility, the mortgage loan facility and the indenture, among other things, restrict our ability to:

•	incur additional debt or issue guarantees of debt;

•	sell preferred stock;

•	create liens;

•	make restricted payments (including the payment of dividends or the repurchase of our capital stock);

•	make certain types of investments;

•	sell stock in our restricted subsidiaries;

•	pay dividends or make payments from subsidiaries;

•	enter into transactions with affiliates; and

•	sell all or substantially all of our assets or merge or consolidate with another company.

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

It is difficult to predict what merchandise consumers will want. A substantial part of our business is dependent on our ability to make correct trend decisions for a wide variety of goods and services. Failure to accurately predict constantly changing consumer tastes, preferences, spending patterns and other lifestyle decisions, particularly given the long lead times for ordering much of our merchandise, could adversely affect our long-term relationships with our customers. Our managers focus on inventory levels and balance these levels with inventory plans and reviews of trends; however, if our inventories become too large, we may have to “mark down” or decrease our sales price, and we may be required to sell a significant amount of unsold inventory at discounted prices or even below cost, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our stores experience seasonal fluctuations in net sales and consequently in operating income, with peak sales occurring during the back-to-school and holiday seasons. Any decrease in net sales or margins during our peak selling periods, decrease in the availability of working capital needed in the months before these periods or reduction in vendor allowances could have a material adverse effect on our business. We usually order merchandise in advance of peak selling periods and sometimes before new fashion trends are confirmed by customer purchases. We must carry a significant amount of inventory, especially before the peak selling periods. If we are not successful in selling our inventory, especially during our peak selling periods, we may be forced to rely on markdowns or promotional sales to dispose of the inventory or we may not be able to sell the inventory at all, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our proprietary credit card programs are operated, under agreements, by HSBC. Under these agreements, HSBC issues our proprietary credit cards to our customers and we receive a percentage of the net credit sales thereunder. If for any reason HSBC is unable to provide the services comprising our proprietary credit card programs, or our agreements with HSBC are terminated, in either case under circumstances in which we are unable to quickly and adequately contract with a comparable replacement vendor of such services, our customers who have accounts under our proprietary credit card programs will be unable to use their cards, which would likely result in a certain decrease in sales to such customers, a loss of the revenues attributable to the payments from HSBC, and an adverse effect on customer goodwill, any or all of which could have a material adverse effect on our business, financial condition and results of operations.

Conditions in, and the United States’ relationship with, the foreign countries where we source our merchandise could adversely affect our business.

A majority of our merchandise is manufactured outside of the United States, primarily in India and the Far East. Political instability or other events resulting in the disruption of trade from the countries where our merchandise is manufactured or the imposition of additional regulations relating to, or duties upon, the merchandise we import could cause significant delays or interruptions in the supply of our merchandise or increase our costs, either of which could have a material adverse effect on our business. If we are forced to source merchandise from other countries, those goods may be more expensive or of a different or inferior quality from the merchandise we now sell. If we are unable to adequately replace the merchandise we currently source with merchandise produced elsewhere, our business, financial condition and results of operations could be adversely affected.

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

In recent years, we have experienced certain inflationary conditions in our cost base due primarily to (1) changes in foreign currency exchange rates that have reduced the purchasing power of the U.S. dollar and (2) increases in SG&A expenses, particularly with regard to employee benefits. Inflation can harm our margins and profitability if we are unable to increase prices or cut costs enough to offset the effects of inflation in our cost base. If inflation in these or other costs worsens, we cannot assure you that our attempts to offset the effects of inflation through control of expenses, passing cost increases to our customers or any other method will be successful. Any future inflation could adversely affect our business, financial condition and results of operations.

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

Collectively, as of April 2, 2007, Tim Grumbacher, trusts for the benefit of members of Mr. Grumbacher’s family and The Grumbacher Family Foundation beneficially own shares of our outstanding common stock (which is entitled to one vote per share) and shares of our Class A common stock (which is entitled to ten votes per share) representing, in the aggregate, approximately 63% of the votes eligible to be cast by shareholders in the election of directors and generally. Accordingly, Mr. Grumbacher has the power to control all matters requiring the approval of our shareholders, including the election of directors and the approval of mergers and other significant corporate transactions. The interests of Mr. Grumbacher and certain other stockholders may conflict with the interests of our other shareholders and holders of our debt securities.

In addition to Mr. Grumbacher’s voting control, certain provisions of our charter documents and Pennsylvania law could discourage potential acquisition proposals and could deter, delay or prevent a change in control of the Company that our other shareholders consider favorable and could depress the market value of our common stock.

Certain provisions of our articles of incorporation and by-laws, as well as provisions of the Pennsylvania Business Corporation Law, could have the effect of deterring takeovers or delaying or preventing changes in control or management of the Company that our shareholders consider favorable and could depress the market value of our common stock.

Subchapter F of Chapter 25 of the Pennsylvania Business Corporation Law of 1988, which is applicable to us, may have an anti-takeover effect and may delay, defer or prevent a tender offer or takeover attempt that a shareholder might consider in his or her best interest, including those attempts that might result in a premium over the market price for the Company’s shares. In general, Subchapter F of Chapter 25 of the Pennsylvania Business Corporation Law could delay for five years and impose conditions upon “business combinations” between an “interested shareholder” and us, unless prior approval by our Board of Directors is given. The term “business combination” is defined broadly to include various merger, consolidation, division, exchange or sale transactions, including transactions using our assets for purchase price amortization or refinancing purposes. An “interested shareholder,” in general, would be a beneficial owner of shares entitling that person to cast at least 20% of the votes that all shareholders would be entitled to cast in an election of directors.

Item 1B.  Unresolved Staff Comments

None.

Item 2.	Properties

We currently operate 279 stores in 23 states, encompassing approximately 26 million square feet. We have, however, announced we will be closing two underperforming stores in May 2007. We own 33 stores, have ground leases on seven stores, and lease 239 stores.

We operate under eight nameplates, as follows:

Nameplate	Stores	States

Bon-Ton	71	Connecticut, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, West Virginia
Elder-Beerman	66	Illinois, Indiana, Iowa, Kentucky, Michigan, Ohio, West Virginia, Wisconsin
Younkers	46	Illinois, Iowa, Michigan, Minnesota, Nebraska, South Dakota, Wisconsin
Herberger’s	40	Colorado, Iowa, Minnesota, Montana, Nebraska, North Dakota, South Dakota, Wisconsin, Wyoming
Carson Pirie Scott	31	Illinois, Indiana
Bergner’s	13	Illinois
Boston Store	10	Wisconsin
Parisian	2	Michigan

Our corporate headquarters is located in York, Pennsylvania where our administrative and sales support functions reside. Merchandising and marketing functions are located in Milwaukee, Wisconsin. We own two distribution centers which are located in Rockford, Illinois and Green Bay, Wisconsin, and we lease our other two distribution centers which are located in Allentown, Pennsylvania and Fairborn, Ohio.

Item 3.	Legal Proceedings

In connection with the acquisition of Carson’s, the Company assumed liability for the following matter but only to the extent it applies to the entities acquired from Saks: On October 25, 2005 the Chapter 7 trustee for the bankruptcy estate of Kleinert’s Inc. filed a complaint against Saks and several of its subsidiaries in the United States Bankruptcy Court for the Southern District of New York. In its initial complaint the plaintiff, as assignee, alleged breach of contract, fraud, and unjust enrichment, among other causes of action, and seeks compensatory and punitive damages due to Saks assessment of alleged improper chargebacks against Kleinert’s Inc. totaling approximately $4.0 million which wrongful acts the plaintiff alleges caused the insolvency and bankruptcy of Kleinert’s Inc. On August 15, 2006 the plaintiff, as assignee, filed an amended complaint in which it asserts the following claims, among others: (1) defendants applied improper chargebacks to the accounts payable of Kleinert’s, which led to the extreme financial distress and Kleinert’s eventual bankruptcy and Kleinert’s incurred liabilities and lost profits of at least $100.0 million and plaintiff requests punitive damages of no less than $50.0 million (conversion claim); (2) from 1998- 2003 defendants charged back an amount not less than $4.0 million to Kleinert’s and these chargebacks improperly benefited the defendants, and plaintiff requests $4.0 million on this claim (unjust enrichment claim); (3) defendants falsely represented that its $4.0 million in chargebacks were proper and Kleinert’s reliance on defendants’ misrepresentations caused Kleinert’s to lose not less than $4.0 million and caused it to file for bankruptcy resulting in liabilities and lost profits of $100.0 million, and plaintiff requests punitive damages of no less than $50.0 million (fraud claim); (4) defendants wrongfully charged back at least $4.0 million and these unwarranted chargebacks assisted Kleinert’s officers and directors in booking fictitious sales revenue and accounts receivable and perpetrating a fraud on Kleinert’s lenders in excess of $25.0 million, and plaintiff requests punitive damages of no less than $50.0 million (fraud claim); (5) defendants used dishonest, improper and unfair means in conducting business with Kleinert’s and interfered with Kleinert’s relationship with its lenders (tortious interference with prospective economic advantage claim); (6) defendants assisted officers of Kleinert’s in breaching their fiduciary duties to Kleinert’s and to its creditors by falsifying borrowing base certificates given to the lenders, and defendants knew that their improper chargeback scheme was assisting these breaches of fiduciary duty by Kleinert’s officers, with respect to which plaintiff requests $100.0 million plus $50.0 million in punitive damages (aiding and abetting breach of fiduciary duty claim); (7) defendants knew that their improper chargeback scheme was assisting the perpetration of fraud by Kleinert’s officers, and plaintiff requests $100.0 million plus $50.0 million in punitive damages (aiding and abetting fraud claim); and (8) various fraudulent conveyance claims with respect to which plaintiff requests damages of $4.0 million.

On December 8, 2005 Adamson Apparel, Inc. filed a purported class action lawsuit against Saks in the United States District Court for the Northern District of Alabama. In its complaint the plaintiff asserts breach of contract claims and alleges that Saks improperly assessed chargebacks, timely payment discounts, and deductions for merchandise returns against members of the plaintiff class. The lawsuit seeks compensatory and incidental damages and restitution. Under the terms of the purchase agreement relating to the acquisition of Carson’s from Saks, the Company may have an obligation to indemnify Saks for any damages incurred by Saks under this lawsuit by Adamson Apparel solely to the extent that such damages relate to the business acquired from Saks.

In addition, the Company is party to legal proceedings and claims that arise during the ordinary course of business.

In the opinion of management, the ultimate outcome of any such litigation and claims, including the two matters detailed above, will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The Nasdaq Global Select Stock Market (symbol: BONT). There is no established public trading market for our Class A common stock. The Class A common stock is convertible on a share-for-share basis into common stock at the option of the holder. The following table sets forth the high and low sales price of our common stock for the periods indicated as furnished by Nasdaq:

	2006		2005
	High	Low	High	Low

1st Quarter	$34.14	$18.88	$19.78	$15.41
2nd Quarter	29.36	20.22	21.90	16.75
3rd Quarter	38.60	24.02	23.22	15.55
4th Quarter	39.36	31.84	22.73	17.71

On April 2, 2007, we had approximately 198 shareholders of record of common stock and four shareholders of record of Class A common stock.

We have paid quarterly cash dividends, each at $0.025 per share, on Class A common stock and common stock beginning April 15, 2004. Pursuant to our senior secured credit facility agreement, entered into on March 6, 2006, any dividends paid may not exceed $4.0 million in any year or $15.0 million during the term of the agreement, which expires March 2011. In addition, pursuant to the indenture that governs our senior unsecured notes, any dividends paid may not exceed $0.24 per share in any year. We declared a quarterly cash dividend of $0.05 per share, payable May 1, 2007 to shareholders of record as of April 16, 2007. Our Board of Directors will consider dividends in subsequent periods as it deems appropriate.

STOCK PERFORMANCE GRAPH

The following graph compares the yearly percentage change in the cumulative total shareholder return on common stock from February 2, 2002 through February 3, 2007, the cumulative total return on the CRSP Total Return Index for The Nasdaq Stock Market (U.S. Companies) and the Nasdaq Retail Trade Stocks Index during such period. The comparison assumes $100 was invested on February 2, 2002 in the Company’s common stock and in each of the foregoing indices and assumes the reinvestment of any dividends.

DATE	NASDAQ	NASDAQ RETAIL	BON-TON
2/2/02	100.00	100.00	100.00
2/1/03	69.85	81.48	165.60
1/31/04	108.59	119.47	497.60
1/29/05	107.43	143.10	627.60
1/28/06	122.38	155.17	864.80
2/3/07	131.92	170.49	1,528.40

Item 6.	Selected Financial Data

	2006		2005		2004		2003		2002

	(In thousands except share, per share, comparable stores data and number of stores)
Statement of Operations Data (1) (2) (3):		%		%		%		%		%

Net sales	$3,362,279	100.0	$1,287,170	100.0	$1,310,372	100.0	$926,409	100.0	$713,230	100.0

Other income	93,531	2.8	20,425	1.6	9,251	0.7	5,917	0.6	3,805	0.5

Gross profit	1,243,517	37.0	464,999	36.1	479,958	36.6	335,153	36.2	261,158	36.6

Selling, general and administrative expenses	1,056,472	31.4	407,145	31.6	415,921	31.7	273,426	29.5	217,375	30.5

Depreciation and amortization	103,189	3.1	27,245	2.1	27,278	2.1	25,634	2.8	22,783	3.2

Amortization of lease-related interests	3,720	0.1	839	0.1	531	0.0	—	—	—	—

Income from operations	173,667	5.2	50,195	3.9	45,479	3.5	42,010	4.5	24,805	3.5

Interest expense, net	107,143	3.2	12,052	0.9	13,437	1.0	9,049	1.0	9,436	1.3

Income before taxes	66,524	2.0	38,143	3.0	32,042	2.4	32,961	3.6	15,369	2.2

Income tax provision	19,641	0.6	12,129	0.9	11,880	0.9	12,360	1.3	5,764	0.8

Net income	46,883	1.4	26,014	2.0	20,162	1.5	20,601	2.2	9,605	1.3

Per share amounts -

Basic:

Net income	$2.85		$1.61		$1.27		$1.36		$0.63

Weighted average shares outstanding	16,430,554		16,204,414		15,918,650		15,161,406		15,192,471

Diluted:

Net income	$2.78		$1.57		$1.24		$1.33		$0.62

Weighted average shares outstanding	16,841,183		16,518,268		16,253,254		15,508,560		15,394,231

Cash dividends declared per share	$0.100		$0.100		$0.100		$0.075		$—

Balance Sheet Data (at end of period)(3):

Working capital	$402,414		$143,119		$251,122		$221,497		$127,618

Total assets	2,134,799		561,343		646,156		629,900		400,817

Long-term debt, including capital leases	1,189,625		42,515		178,355		171,716		64,662

Shareholders’ equity	346,396		292,094		262,557		239,484		212,346

Selected Operating Data:

Total sales change	161.0%		(1.8)%		41.4%		29.9%		(1.2)%

Comparable stores sales change(4)	(2.7)%		(1.6)%		0.9%		(2.0)%		(1.2)%

Comparable stores data(4):

Sales per selling square foot	$125		$128		$135		$132		$133

Selling square footage	9,819,000		10,069,000		5,155,000		5,278,000		5,382,000

Capital expenditures	$100,977		$29,179		$31,523		$20,257		$14,806

Number of stores:

Beginning of year	137		141		142		72		73

Additions(5)	147		—		—		70		—

Closings	(1)		(4)		(1)	—			(1)

End of year	283		137		141		142		72

(1)	2006 includes operations of Carson’s for the period from March 5, 2006 through February 3, 2007. 2003 includes operations of Elder-Beerman for the period from October 24, 2003 through January 31, 2004.

(2)	2006 reflects the 53 weeks ended February 3, 2007. All other periods presented include 52 weeks.

(3)	Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications did not impact the Company’s net income for any of the years presented.

(4)	Comparable stores data (sales change, sales per selling square foot and selling square footage) reflects stores open for the entire current and prior fiscal year. 2006 comparable stores data does not include Carson’s stores. 2005 comparable stores data includes stores of Elder-Beerman.

(5)	Includes the addition of 142 stores pursuant to the acquisition of Carson’s and four stores from Belk, Inc. during 2006. Includes the addition of 69 stores pursuant to the acquisition of Elder-Beerman during 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

The Company was founded in 1898 and is one of the largest regional department store operators in terms of sales in the United States, offering a broad assortment of brand-name fashion apparel and accessories for women, men and children as well as cosmetics, home furnishings and other goods. At February 3, 2007, we operated 283 stores in 23 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson Pirie Scott, Elder-Beerman, Herberger’s and Younkers nameplates and, under the Parisian nameplate, stores in the Detroit, Michigan area, encompassing a total of approximately 26 million square feet. Our management believes we hold the #1 or #2 market position among traditional department stores in most of the markets in which we operate. The Company had net sales of $3.4 billion in 2006.

Effective March 5, 2006, we purchased all of the outstanding securities of two subsidiaries of Saks that were solely related to the business of owning and operating 142 retail department stores. The stores are located in 12 states in the Midwest and upper Great Plains regions and operate under the names Carson Pirie Scott, Younkers, Herberger’s, Boston Store and Bergner’s. Under the terms of the purchase agreement, we paid approximately $1.0 billion in cash for Carson’s. Carson’s stores encompass a total of approximately 15 million square feet in mid-size and metropolitan markets.

To finance the acquisition and the payoff of our previous revolving credit facility, we entered into a new revolving credit facility which provides for up to $1.0 billion in borrowings, issued $510.0 million in senior unsecured notes, and entered into a new mortgage loan facility in the aggregate principal amount of $260.0 million.

On October 25, 2006, we entered into an asset purchase agreement with Belk, Inc. (“Belk”), pursuant to which we agreed to purchase assets in connection with four department stores, all operated under the Parisian nameplate and the rights to construct a new Parisian store. The purchase price was $22.0 million in cash, subject to certain closing revisions. In addition, we agreed to assume specific liabilities and obligations of Belk and its affiliates with respect to the acquired Parisian stores. The acquisition of Parisian was effective as of October 29, 2006.

We achieved significant progress with the integration of Bon-Ton and Carson’s operations in 2006, completing scheduled phases of the systems integration and permitting a single management view of the consolidated operations. In so doing, we substantially reduced our dependency on Saks for transition services support. Our merchant and marketing staff successfully introduced a common merchandise assortment across all locations, including new private brand offerings, and implemented a common marketing/advertising calendar in the second half of 2006. The private brand organization, established in Milwaukee in 2006, became an integral part of our merchandise organization. We established and expanded the Planning and Allocation division to advance inventory productivity.

Operational areas integrated in the first quarter of 2007 principally include the remaining aspects of internationally-sourced merchandise purchasing and information systems technical support, effectively eliminating our dependency on Saks for transition services support.

We compete in the department store segment of the U.S. retail industry. The department store industry continues to evolve in response to ongoing consolidation among merchandise vendors as well as the evolution of competitive retail formats — mass merchandisers, national chain retailers, specialty retailers and online retailers. Our segment of the retail industry is highly competitive, and we foresee competitive pressures and challenges continuing in the future. As such, we anticipate minimal comparable store sales growth in 2007, with a gross margin rate consistent with 2006 results.

Results of Operations

The following table summarizes changes in our selected operating indicators, illustrating the relationship of various income and expense items to net sales for each year presented (components may not add or subtract to totals because of rounding):

	Percent of Net Sales
	2006	2005	2004

Net sales	100.0%	100.0%	100.0%

Other income	2.8	1.6	0.7

	102.8	101.6	100.7

Costs and expenses:
Costs of merchandise sold	63.0	63.9	63.4
Selling, general and administrative	31.4	31.6	31.7
Depreciation and amortization	3.1	2.1	2.1
Amortization of lease-related interests	0.1	0.1	—

Income from operations	5.2	3.9	3.5
Interest expense, net	3.2	0.9	1.0

Income before income taxes	2.0	3.0	2.4
Income tax provision	0.6	0.9	0.9

Net income	1.4%	2.0%	1.5%

2006 Compared to 2005

Net sales:  Net sales for 2006 increased 161% to $3,362.3 million compared to $1,287.2 million in the prior year. Net sales include $2,119.1 million from Carson’s stores for the period March 5, 2006 through February 3, 2007 and Parisian stores for the period October 29, 2006 through February 3, 2007. Bon-Ton comparable store net sales for the fifty-two week period ended January 27, 2007 decreased 2.7% compared to the prior year fifty-two week period. We believe that the comparable store net sales decline was the result of several factors including, among others:

•	The introduction of a common merchandise assortment across all locations, which resulted in significant changes to the merchandise mix at the Bon-Ton stores.

•	The implementation of a common marketing/advertising calendar in the second half of 2006, which resulted in less aggressive discounting in promotional activity at the Bon-Ton stores. This strategy negatively impacted sales while improving the gross margin rate.

•	Events in the automobile industry, which affected sales trends in our markets in Ohio, Michigan and Indiana.

•	Unseasonably warm weather in December, which negatively affected apparel sales.

Carson’s sales are not included in the Company’s reported comparable store sales; therefore, the following is provided for informational purposes only: For the period March 5, 2006 through January 27, 2007, Carson’s comparable store sales increased 4.3%.

The best performing merchandise categories in 2006 were Women’s Special Size and Misses Outerwear (both included in Women’s Apparel), Footwear, Home and Children’s Apparel. Sales for Women’s Special Size reflect increased inventory investment. Misses Outerwear sales increased as a result of expanded offerings of updated branded product and aggressive marketing efforts. Footwear sales increased as customers responded favorably to our new and expanded offerings in branded casual footwear. The performance in the Home area in 2006 reflects approximately $17.5 million of incremental sales due primarily to the liquidation of merchandise we no longer intend to carry. Children’s apparel benefited from narrowed merchandise assortments, increased emphasis on stronger national brands and improved penetration of unique brands. The poorest performing merchandise categories in 2006 were Dresses (included in Women’s Apparel) and Accessories. Sales in Dresses continue to trend downward, and we have reduced our inventory investment in this area. Sales decreases in Accessories reflected a lack of clearance merchandise as compared to the prior year and warm weather in our markets during December 2006.

Other income:  Other income, which includes income from revenues received under the CCPA, leased departments and other customer revenues, was $93.5 million, or 2.8% of net sales, in 2006 as compared $20.4, or 1.6% of net sales, in 2005. The increase was due to the addition of the Carson’s operations and, commencing in November 2005, revenues received under the CCPA recorded in other income rather than SG&A.

Costs and expenses:  Gross margin dollars in 2006 were $1,243.5 million as compared to $465.0 million in 2005, an increase of $778.5 million. The increase in gross margin dollars reflects the addition of the Carson’s stores and an increased gross margin rate, partially offset by reduced sales volume attributable to the comparable store sales decrease and to the four Bon-Ton stores closed in January 2006. Gross margin as a percentage of sales increased 0.9 percentage point to 37.0% in the current year from 36.1% in the prior year. The increase in the gross margin rate reflects a 1.6 percentage point decrease, at cost, in the net markdown rate, the result of improved sales of regular priced goods and less aggressive discounting in our promotional activity, partially offset by increased distribution costs.

SG&A expense in 2006 was $1,056.5 million as compared to $407.1 million in 2005, an increase of $649.3 million. The principle factors in the increase in SG&A expenses were the addition of the Carson’s stores and support costs, including the costs associated with the transition services agreement with Saks, and integration expenses. Integration expenses approximated $15.6 million in 2006. The current year expense rate decreased 0.2 percentage point to 31.4% due to the increased sales volume.

Depreciation and amortization expense and amortization of lease-related interests increased $78.8 million, to $106.9 million, in 2006 from $28.1 million in 2005, primarily reflecting the addition of depreciation and amortization associated with the acquired Carson’s operations. In addition, in 2006 we recorded $2.9 million of asset impairment charges related to the reduction in the estimated net realizable value of a store property and a reduction in the value of duplicate information systems software, as compared to $0.9 million of accelerated charges on software associated with our credit operation in 2005.

Income from operations:  Income from operations in 2006 was $173.7 million, or 5.2% of net sales, as compared to $50.2 million, or 3.9% of net sales, in 2005.

Interest expense, net:  Net interest expense in 2006 was $107.1 million, or 3.2% of net sales, as compared to $12.1 million, or 0.9% of net sales, in 2005. The $95.1 million net increase is principally due to the increased debt required to fund the acquisition of Carson’s. Included in the 2006 expense are charges of $2.3 million for the write-off of fees associated with the Company’s previous credit agreement and $4.5 million for fees associated with a bridge facility required in connection with the financing for the acquisition of Carson’s.

Income tax provision:  The income tax provision reflects an effective tax rate of 29.5% in 2006 as compared to 31.8% in 2005. Included in the provision is an income tax benefit adjustment of $4.1 million and approximately $2.2 million in 2006 and 2005, respectively, principally associated with a net reduction in income tax valuation allowances.

Net income:  Net income in 2006 was $46.9 million, or 1.4% of net sales, as compared to $26.0 million, or 2.0% of net sales, in 2005.

2005 Compared to 2004

Net sales:  Net sales were $1,287.2 million in 2005, a decrease of $23.2 million, or 1.8%, as compared to 2004. Comparable store sales decreased 1.6% in 2005. The best performing merchandise categories in 2005 were Women’s Special Size (included in Women’s Apparel), Footwear, Home and Intimate Apparel. Sales for Women’s Special Size reflect increased inventory, additional space in stores and increased advertising exposure. Footwear sales increased as customers responded favorably to our focus on maximizing key casual vendors, store intensifications and increased advertising exposure. The Home sales increase resulted from key item maximization in soft home and new product offerings in hard home. Intimate Apparel sales benefited from a narrowed assortment that ensured size availability. The poorest performing merchandise categories in 2005 were Dresses and Coats (included in Women’s Apparel) and Juniors’ Apparel. Apparel sales in 2005 were hampered by unseasonably cold weather during the spring season and unseasonably warm weather in the third quarter.

Other income:  Other income, which includes income from program revenue received under the CCPA, leased departments and other customer revenues, increased $11.2 million in 2005 over 2004 primarily because of the revenue received under the CCPA in the fourth quarter of 2005. After the July 8, 2005 Credit Card Sale, we continued to service the credit card receivables through October 31, 2005; proceeds earned pursuant to the CCPA during this period were recorded within SG&A expense.

Costs and expenses:  Gross margin dollars for 2005 decreased $15.0 million, or 3.1%, as compared to 2004, reflecting lower sales volume and a reduced gross margin rate. Gross margin as a percentage of net sales was 36.1% in 2005, a decrease of 0.5 percentage point from 36.6% in 2004. The decrease in gross margin rate reflects a decreased markup rate and higher shrinkage partially offset by a lower markdown rate.

SG&A expense for 2005 was $407.1 million, or 31.6% of net sales, compared to $415.9 million, or 31.7% of net sales, in 2004. The decrease reflects reduced integration expenses and store payroll, partially offset by increased advertising expenses.

Depreciation and amortization expense and amortization of lease-related interests increased $0.3 million, to $28.1 million, in 2005 from $27.8 million in 2004. In 2005, we recognized approximately $0.9 million of accelerated charges on software associated with our credit operation. In 2004, we recorded asset impairment charges on the long-lived assets of certain stores of $0.9 million and a $0.5 million cumulative charge pursuant to a review of our historical lease accounting.

Income from operations:  Income from operations in 2005 was $50.2 million, or 3.9% of net sales, compared to $45.5 million, or 3.5% of net sales, in 2004.

Interest expense, net:  Net interest expense in 2005 decreased $1.4 million to $12.1 million, or 0.9% of net sales, from $13.4 million, or 1.0% of net sales, in 2004. Interest expense was positively impacted by a reduction in long-term debt as a result of applying the proceeds from the Credit Card Sale, partially offset by an increase in interest rates.

Income tax provision:  The effective income tax rate for 2005 was 31.8% compared to 37.1% for 2004. Included in the provision for 2005 was an income tax benefit adjustment of approximately $2.2 million principally associated with a net reduction of the income tax valuation allowances that were established in connection with the October 2003 purchase of Elder-Beerman.

Net income:  Net income in 2005 was $26.0 million, or 2.0% of net sales, compared to $20.2 million, or 1.5% of net sales, in 2004.

Liquidity and Capital Resources

The following table summarizes material measures of our liquidity and capital resources:

	February 3,	January 28,	January 29,
(Dollars in millions)	2007	2006	2005

Working capital	$402.4	$143.1	$251.1
Current ratio	1.79:1	1.77.1	2.40:1
Debt to total capitalization(1)	0.78:1	0.13:1	0.41:1
Unused availability under lines of credit(2)	$341.3	$173.8	$64.3

(1)	Debt includes obligations under capital leases. Total capitalization includes shareholders’ equity, debt and obligations under capital leases.

(2)	Before taking into account the minimum borrowing availability covenant of $75, $10 and $10 as of February 3, 2007, January 28, 2006 and January 29, 2005, respectively.

Prior to March 6, 2006, our primary sources of working capital were cash flows from operations and borrowings under our revolving credit facility. On March 6, 2006, to finance the acquisition of Carson’s and the related payoff of our previous revolving credit facility, we entered into a new revolving credit facility which provides for up to $1.0 billion in borrowings, issued $510.0 million in senior unsecured notes and entered into a new mortgage loan facility in the aggregate principal amount of $260.0 million. Our business follows a seasonal pattern; working capital fluctuates with seasonal variations, reaching its highest level in October or November to fund the purchase of merchandise inventories prior to the holiday season.

Increases in working capital, current ratio, debt to total capitalization and unused availability under lines of credit in 2006, as compared to 2005, principally reflect the addition of Carson’s operations and the increase in debt to fund the acquisition. Decreases in working capital, current ratio and debt to total capitalization and the increase in unused lines of credit in 2005, as compared to 2004, are largely due to the sale of the credit card operation in July 2005 and associated debt reduction.

Net cash provided by operating activities amounted to $117.7 million in 2006, $153.8 million in 2005 and $28.7 million in 2004. The decrease in net cash provided in 2006 is principally due to the 2005 proceeds from the sale of the credit card operation. The increase in net cash provided by operating activities in 2005 as compared to 2004 primarily reflects net proceeds from the Credit Card Sale and decreases in merchandise inventories and retained interest in trade receivables.

Net cash used in investing activities amounted to $1,171.8 million in 2006, $28.7 million in 2005 and $31.4 million in 2004. The increase in cash outflow in 2006 reflects the acquisition costs of Carson’s and the Parisian stores as well as increased capital expenditures for the larger combined company. Capital expenditures in 2005 were $2.3 million lower than in 2004 largely because of reduced spending for systems integration, partially offset by increased spending for store remodels. Additionally, proceeds from the sale of property, fixtures and equipment in 2005 were $2.2 million higher than in 2004.

Net cash provided by financing activities amounted to $1,069.1 million in 2006 and $7.8 million in 2004. Net cash used in financing activities amounted to $138.2 million in 2005. 2006 cash inflow reflects the increased borrowings to fund the acquisitions of Carson’s and Parisian stores. The increase in net cash used in 2005 primarily reflects payments made to reduce long-term debt as a result of the Credit Card Sale.

Prior to March 6, 2006, our amended and restated revolving credit facility agreement (the “Credit Agreement”) provided a revolving line of credit of $300.0 million. In connection with the acquisition of Carson’s and the related financing arrangements, discussed below, the Credit Agreement was terminated and simultaneously replaced by a new senior secured credit facility on March 6, 2006. There were no prepayment or early termination premiums or penalties in connection with the termination of the Credit Agreement. All deferred financing costs as of March 6, 2006 associated with the Credit Agreement, which totaled $2.3 million, were expensed immediately upon termination of the Credit Agreement.

On March 6, 2006, The Bon-Ton Department Stores, Inc., a wholly owned subsidiary of The Bon-Ton Stores, Inc., and certain of its subsidiaries, Bank of America, N.A. (“Bank of America”) and certain other lenders entered into a Loan and Security Agreement (“New Senior Secured Credit Facility”) which provides for up to $1.0 billion of revolver borrowings. The New Senior Secured Credit Facility includes a last-in, first-out revolving credit facility of up to $900.0 million and a first-in, last-out revolving credit facility of up to $100.0 million, and has a sub-limit of $150.0 million for the issuance of standby and documentary letters of credit. All borrowings under the New Senior Secured Credit Facility are limited by amounts available pursuant to a borrowing base calculation, which is based on percentages of eligible inventory, real estate and fixed assets, with a reduction for applicable reserves. The New Senior Secured Credit Facility is guaranteed by The Bon-Ton Stores, Inc. and certain of its subsidiaries. The New Senior Secured Credit Facility is secured by substantially all the assets of the Company, except for certain mortgaged real property. As part of the New Senior Secured Credit Facility, Bank of America and the other lenders will make available certain swing line loans in an aggregate amount not to exceed $75.0 million outstanding at any one time. Borrowings under the New Senior Secured Credit Facility bear interest at either (i) the prime rate established by Bank of America, from time to time, plus the applicable margin (the “Prime Rate”) or (ii) the LIBOR rate from time to time plus the applicable margin. The applicable margin is determined based upon the excess availability under the New Senior Secured Credit Facility. The swing line loans bear interest at the same rate applicable to last-in, first-out Prime Rate loans. We are required to pay a commitment fee to the lenders for unused commitments at a rate of 0.25% to 0.30% per annum, based upon the unused portion of the total commitment under the New Senior Secured Credit Facility. The New Senior Secured Credit Facility expires March 6, 2011. Financial covenants contained in the New Senior Secured Credit Facility require that the minimum excess availability be greater than $75.0 million at all times. In addition, there are certain restrictions against the incurrence of additional indebtedness, pledge or sale of assets, payment of dividends and distributions, and other similar restrictions. Dividends paid may not exceed $15.0 million over the life of the agreement, or $4.0 million in any single year. Capital expenditures are limited to $125.0 million per year, with a one-year carryover of any prior year unused amount. As of February 3, 2007, the Company had borrowings of $342.3 million, with $341.3 million of borrowing availability (before taking into account the minimum borrowing availability covenant of $75.0 million) and letter-of-credit commitments of $47.9 million.

On March 6, 2006, The Bon-Ton Department Stores, Inc. entered into an Indenture (the “Indenture”) with The Bank of New York, as trustee, under which The Bon-Ton Department Stores, Inc. issued $510.0 million aggregate principal amount of its 10 1/4% Senior Notes due 2014 (the “Notes”). The Notes are guaranteed on a senior unsecured basis by The Bon-Ton Stores, Inc. and certain of its subsidiaries. The Notes mature on March 15, 2014. The Notes may not be redeemed prior to March 15, 2010, except that we may redeem up to 35% of the Notes prior to March 15, 2009 through the proceeds of an equity offering. The interest rate of the Notes is fixed at 10 1/4% per year. Interest on the Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2006. The Indenture includes covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional debt, pay dividends and make distributions, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions, and sell certain assets or merge with or into other companies.

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

We used the net proceeds of the Notes offering and New Mortgage Loan Facility, along with borrowings under the New Senior Secured Credit Facility, to finance the acquisition of Carson’s, refinance our previous revolving credit agreement, and pay related fees and expenses in connection with the acquisition and related financing transactions.

Aside from planned capital expenditures, our primary cash requirements will be to service debt and finance working capital increases during peak selling seasons.

We paid a quarterly cash dividend of $0.025 per share on shares of Class A common stock and common stock to shareholders on May 1, 2006, August 1, 2006, October 16, 2006 and January 16, 2007 to shareholders of record as of April 15, 2006, July 14, 2006, October 2, 2006, and January 2, 2007, respectively. Additionally, we declared a quarterly cash dividend of $0.05 per share, payable May 1, 2007 to shareholders of record as of April 16, 2007. Our Board of Directors will consider dividends in subsequent periods as it deems appropriate.

Capital expenditures for 2006, which do not reflect landlord contributions, totaled $101.0 million. Capital expenditures for 2007, net of landlord contributions, are planned at approximately $106.0 million. Included in these planned amounts are expenditures relating to the opening of two new stores, expansions of three stores and the renovation and reconfiguration of several existing stores.

We anticipate that cash flows from operations, supplemented by borrowings under the New Senior Secured Credit Facility, will be sufficient to satisfy operating cash requirements for at least the next twelve months.

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

Contractual Obligations and Commitments

The following tables reflect our contractual obligations and commitments as of February 3, 2007:

Contractual Obligations

	Payment due by period

(Dollars in thousands)	Total	Within 1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt(1)	$1,659,997	$75,475	$150,950	$494,200	$939,372
Capital leases	126,474	7,224	14,875	15,000	89,375
Service agreements	9,135	5,042	3,647	446	—
Operating leases	636,367	89,472	168,074	131,454	247,367
Private Brand agreements	15,875	7,762	5,455	2,658	—

Totals	$2,447,848	$184,975	$343,001	$643,758	$1,276,114

(1)	Excludes interest under long-term debt obligations where such interest is calculated on a variable basis. Debt within the “3-5 Years” category includes $342.3 million in variable rate debt under the New Senior Secured Credit Facility, which is scheduled to expire in March 2011.

In addition, we expect to make cash contributions to our supplementary pension plans and the Carson Retiree Health plan in the amount of $1.9 million, $2.4 million, $3.0 million, $1.9 million and $1.6 million in 2007, 2008, 2009, 2010 and 2011, respectively, and $11.5 million in the aggregate for the five years thereafter.

We currently do not anticipate making payments to the Carson defined benefit pension plan within the next ten years; however, the impact of The Pension Protection Act of 2006 on this plan’s future funding requirements have not been finalized because certain required assumptions have not yet been made available by the Internal Revenue Service.

Note 9 in the Notes to Consolidated Financial Statements provides a more complete description of our benefit plans.

Commitments

	Amount of expiration per period

(Dollars in thousands)	Total	Within 1 Year	1-3 Years	3-5 Years	After 5 Years

Documentary letters of credit	$4,870	$4,870	$—	$—	$—
Standby letters of credit	42,985	42,985	—	—	—
Surety bonds	2,552	2,552	—	—	—

Totals	$50,407	$50,407	$—	$—	$—

Documentary letters of credit are primarily issued to support the importing of merchandise, which includes our private brand goods. Standby letters of credit are primarily issued to support the importing of merchandise and as collateral for obligations related to general liability and workers’ compensation insurance. Surety bonds are primarily for previously incurred and expensed obligations related to workers’ compensation.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise up to twelve months in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon the Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Preparation of these financial statements required us to make estimates and judgments that affected reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. On an ongoing basis, we evaluate our estimates, including those related to merchandise returns, bad debts, inventories, goodwill, intangible assets, income taxes, financings, contingencies, insurance reserves, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially lead to materially different results under different assumptions and conditions. We believe our critical accounting policies are as described below. For a discussion of the application of these and other accounting policies, see the Notes to Consolidated Financial Statements.

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

Inherent in the retail inventory method calculation are certain significant management judgments and estimates including, among others, merchandise markups, markdowns and shrinkage, which significantly impact both the ending inventory valuation at cost and the resulting gross margin. These significant estimates, coupled with the fact that the retail inventory method is an averaging process, can, under certain circumstances, result in individual inventory components with cost above related net realizable value. Factors that can lead to this result include applying the retail inventory method to a group of products that is not fairly uniform in terms of its cost, selling price relationship and turnover; or applying the retail inventory method to transactions over a period of time that include different rates of gross profit, such as those relating to seasonal merchandise. In addition, failure to take timely markdowns can result in an overstatement of inventory under the lower of cost or market principle. We believe that the retail inventory method we use provides an inventory valuation that approximates cost and results in carrying inventory in the aggregate at the lower of cost or market.

We regularly review inventory quantities on-hand and record an adjustment for excess or old inventory based primarily on an estimated forecast of merchandise demand for the selling season. Demand for merchandise can fluctuate greatly. A significant increase in the demand for merchandise could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on-hand. Additionally, estimates of future merchandise demand may prove to be inaccurate, in which case we may have understated or overstated the adjustment required for excess or old inventory. If our inventory is determined to be overvalued in the future, we would be required to recognize such costs in costs of goods sold and reduce operating income at the time of such determination. Likewise, if inventory is later determined to be undervalued, we may have overstated the costs of goods sold in previous periods and would recognize additional operating income when such inventory is sold. Therefore, although every effort is made to ensure the accuracy of forecasts of future merchandise demand, any significant unanticipated changes in demand or in economic conditions within our markets could have a significant impact on the value of our inventory and reported operating results.

Prior to the Carson’s acquisition, we utilized the last-in, first-out (“LIFO”) cost basis for all of our inventories. In connection with the Carson’s acquisition, we evaluated the inventory costing for the acquired inventories and elected the first-in, first-out (“FIFO”) cost basis for the majority of the acquired Carson’s locations. As of February 3, 2007, approximately 30% of our inventories were valued using a FIFO cost basis and approximately 70% of our inventories were valued using a LIFO cost basis. As is currently the case with many companies in the retail industry, our LIFO calculations have yielded inventory increases in recent years due to deflation reflected in price indices used. The LIFO method values merchandise sold at the cost of more recent inventory purchases (which the deflationary indices indicate to be lower), resulting in the general inventory on-hand being carried at the older, higher costs. Given these higher values and the promotional retail environment, we have reduced the carrying value of our LIFO inventories to a net realizable value. These reductions totaled $38.9 million and $23.7 million as of February 3, 2007 and January 28, 2006. Inherent in the valuation of inventories are significant management judgments and estimates regarding future merchandise selling costs and pricing. Should these estimates prove to be inaccurate, we may have overstated or understated our inventory carrying value. In such cases, operating results would ultimately be impacted.

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

Additionally, allowances are received from vendors in connection with cooperative advertising programs and for reimbursement of certain payroll expenses. These allowances received from each vendor are reviewed to ensure reimbursements are for specific, incremental and identifiable advertising or payroll costs incurred to sell the vendor’s products. If a vendor reimbursement exceeds the costs incurred, the excess reimbursement is recorded as a reduction of cost purchases from the vendor and reflected as a reduction of costs of merchandise sold when the related merchandise is sold. All other amounts are recognized as a reduction of the related advertising or payroll costs that have been incurred and reflected in SG&A expense.

Income Taxes

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against net deferred tax assets. The process involves summarizing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. We must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and, to the extent we do not believe recovery of the deferred tax asset is more-likely-than-not, a valuation allowance must be established. To the extent a valuation allowance is established in a period, an expense must be recorded within the income tax provision in the statement of income.

Our net deferred tax assets were $94.4 million and $53.6 million at February 3, 2007 and January 28, 2006, respectively. In assessing the realizability of the deferred tax assets, we considered whether it was more-likely-than-not that the deferred tax assets, or a portion thereof, will not be realized. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies and limitations pursuant to Section 382 of the Internal Revenue Code. As a result, we concluded that a valuation allowance against a portion of the net deferred tax assets was appropriate. A total valuation allowance of $25.4 million and $43.9 million was recorded at February 3, 2007 and January 28, 2006, respectively. If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may need to be adjusted, which could materially impact our financial position and results of operations.

Long-lived Assets

Property, fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in our business model or capital strategy can result in the actual useful lives differing from estimates. In cases where we determined that the useful life of property, fixtures and equipment should be shortened, we depreciated the net book value in excess of the salvage value over the revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or leasehold improvements could also result in shortened useful lives. Our net property, fixtures and equipment amounted to $897.9 million and $167.7 million at February 3, 2007 and January 28, 2006, respectively.

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), requires the Company to test a long-lived asset for recoverability whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Factors that could trigger an impairment review include the following:

•	Significant under-performance of stores relative to historical or projected future operating results,

•	Significant changes in the manner of our use of assets or overall business strategy, and

•	Significant negative industry or economic trends for a sustained period.

If the undiscounted cash flows associated with the asset are insufficient to support the recorded asset, an impairment loss is recognized for the amount (if any) by which the carrying amount of the asset exceeds the fair value of the asset. Cash flow estimates are based on historical results, adjusted to reflect our best estimate of future market and operating conditions. Estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions, if available. Should cash flow estimates differ significantly from actual results, an impairment could arise and materially impact our financial position and results of operations. Given the seasonality of operations, impairment is not conclusive, in many cases, until after the holiday period in the fourth quarter is concluded.

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

We evaluated the recoverability of our long-lived assets in accordance with SFAS No. 144. As a result, in 2006 we recorded $2.9 million of asset impairment charges related to the reduction in the estimated net realizable value of a store property and a reduction in the value of duplicate information systems software resulting from the acquisition of Carson’s. No impairment loss was recorded in 2005 and an impairment loss of $0.9 million was recorded in depreciation and amortization expense in 2004. Included in the impairment loss in 2004 is $0.3 million related to the write-down of an intangible asset at one store location.

Goodwill and Intangible Assets

Our goodwill was $27.4 million and $3.0 million at February 3, 2007 and January 28, 2006, respectively. The increase in goodwill reflects the purchase accounting for the acquisition of Carson’s.

Net intangible assets totaled $176.7 million and $5.0 million at February 3, 2007 and January 28, 2006, respectively. Our intangible assets are principally comprised of $91.1 million of lease interests that relate to below-market-rate leases and $85.6 million associated with trademarks and customer lists. The lease-related interests and the portion of trademarks subject to amortization are being amortized using a straight-line method. The customer lists are being amortized using a declining-balance method. At February 3, 2007, lease-related interests, customer lists and trademarks had average remaining lives of sixteen years, twelve years and two years, respectively, for amortization purposes. Trademarks of $63.5 million have been deemed as having indefinite lives as part of the purchase accounting for Carson’s.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill and other intangible assets that have indefinite lives are reviewed for impairment at least annually or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Fair value is determined using a discounted cash flow analysis methodology, which requires certain assumptions and estimates regarding industry economic factors and future profitability of acquired businesses. Our policy is to conduct impairment testing based on our most current business plans, which reflect anticipated changes in the economy and the industry. If actual results prove inconsistent with our assumptions and judgments, we could be exposed to a material impairment charge. For 2006, we completed a review of the carrying value of goodwill, in accordance with SFAS No. 142, and determined that goodwill was not impaired.

Insurance Reserve Estimates

We use a combination of insurance and self-insurance for a number of risks, including workers’ compensation, general liability and employee-related health care benefits, a portion of which is paid by our associates. We determine the estimates for the liabilities associated with these risks by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. A change in claims frequency and severity of claims from historical experience as well as changes in state statutes and the mix of states in which we operate could result in a change to the required reserve levels.

Purchase Accounting

We have accounted for the acquisition of Carson’s in accordance with the provisions of SFAS No. 141, “Business Combinations,” whereby the purchase price paid to effect the acquisition was allocated to the acquired assets and assumed liabilities at their estimated fair value as of the acquisition date. The acquisition of Carson’s was effective as of March 5, 2006. In connection with purchase price allocations, we made estimates of the fair values of our long-lived and intangible assets based upon assumptions related to the future cash flows, discount rates and asset lives utilizing currently available information. We have recorded preliminary purchase accounting adjustments to record the property and equipment and inventory at their estimated fair values, to establish intangible assets for trade names, customer lists and favorable lease interests and to revalue long-term benefit plan obligations, among other things.

Future Accounting Changes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 requires applying a more-likely-than-not threshold to the recognition and de-recognition of tax positions. The new guidance will become effective for the Company beginning in the first quarter of 2007. We have not yet determined the impact of FIN No. 48 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating what effect, if any, adoption of SFAS No. 157 may have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument by instrument basis. SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that select different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating what effect, if any, adoption of SFAS No. 159 may have on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Financial Instruments

We are exposed to market risk associated with changes in interest rates. To provide some protection against potential rate increases associated with our variable-rate facilities, we enter into derivative financial transactions in the form of interest rate swaps. The interest rate swaps are used to hedge a portion of the underlying variable-rate facilities. The swaps are qualifying hedges and the interest rate differential is reflected as an adjustment to interest expense over the life of the swaps.

At February 3, 2007, we held two “variable-to-fixed” rate swaps with a notional amount of $50.0 million each. The notional amount does not represent amounts exchanged by the parties; rather, it is used as the basis to calculate amounts due and to be received under the rate swap. During 2006 and 2005, we did not enter into or hold derivative financial instruments for trading purposes.

The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including debt obligations and the interest rate swaps. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates at February 3, 2007. For the interest rate swaps, the table presents the notional amount and weighted average pay and receive interest rates by expected maturity date. For additional discussion of our interest rate swaps, see Note 11 in the Notes to Consolidated Financial Statements.

	Expected Maturity Date By Year

(Dollars in						There-
thousands)	2007	2008	2009	2010	2011	After	Total	Fair Value

Debt:
Fixed-rate debt	$5,555	$5,915	$6,394	$7,864	$7,370	$750,326	$783,424	$807,657
Average fixed rate	6.87%	6.90%	6.91%	6.69%	6.96%	9.00%	8.91%
Variable-rate debt	—	—	—	—	$342,300	—	$342,300	$342,300
Average variable rate	—	—	—	—	7.16%	—	7.16%
Interest Rate Derivatives:
Interest rate swap Variable-to-fixed	—	—	—	—	$100,000	—	$100,000	$(1,444)
Average pay rate	—	—	—	—	5.49%	—	5.49%
Average receive rate	—	—	—	—	5.43%	—	5.43%

Seasonality and Inflation

Our business, like that of most retailers, is subject to seasonal fluctuations, with the major portion of sales and income realized during the second half of each fiscal year, which includes the back-to-school and holiday seasons. See Note 19 in the Notes to Consolidated Financial Statements for the Company’s quarterly results for 2006 and 2005. Due to the fixed nature of certain costs, SG&A expense is typically higher as a percentage of net sales during the first half of each year.

Because of the seasonality of our business, results for any quarter are not necessarily indicative of results that may be achieved for a full year. In addition, quarterly operating results are impacted by the timing and amount of revenues and costs associated with the opening of new stores and the closing and remodeling of existing stores.

We do not believe inflation had a material effect on operating results during the past three years. However, there can be no assurance that our business will not be affected by inflationary adjustments in the future.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed pursuant to the Exchange Act is recorded, processed,

summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report and, based on this evaluation, concluded that our disclosure controls and procedures are effective.

Management Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of its assets that could have a material effect on the financial statements.

Management assessed the Company’s internal control over financial reporting as of February 3, 2007, the end of the 2006 year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and the Company’s overall control environment.

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

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting presented above, that The Bon-Ton Stores, Inc. maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bon-Ton Stores, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that The Bon-Ton Stores, Inc. maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, The Bon-Ton Stores, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Bon-Ton Stores, Inc. and subsidiaries as of February 3, 2007 and January 28, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 3, 2007, and the related financial statement schedule, and our report dated April 17, 2007 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/  KPMG LLP

Philadelphia, Pennsylvania
April 17, 2007

Inherent Limitations on Effectiveness of Controls

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements because of error or fraud will not occur or that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting that occurred during the fourteen weeks ended February 3, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

As part of our system of corporate governance, our Board of Directors has adopted a Code of Ethical Standards and Business Practices applicable to all directors, officers and associates. This Code is available on our website at www.bonton.com.

The information regarding executive officers is included in Part I under the heading “Executive Officers.” The remainder of the information called for by this Item is incorporated by reference to the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board of Directors Information” in the Proxy Statement.

Item 11.	Executive Compensation

The information called for by this Item is incorporated by reference to the section entitled “Executive Compensation” of the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item is incorporated by reference to the sections entitled “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” of the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by this Item is incorporated by reference to the sections entitled “Related Party Transactions” and “Director Independence” of the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information called for by this Item is incorporated by reference to the section entitled “Fees Paid to KPMG” of the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements — See the Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1.

2. Financial Statement Schedule — See the Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1.

(b) The following are exhibits to this Form 10-K and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Exhibit No			Description	Document Location

2.1		(a)	Purchase Agreement between The Bon-Ton Stores, Inc. and Saks Incorporated	Exhibit 2.1 to the Current Report on Form 8-K filed on October 31, 2005
		(b)	Amendment No. 1 to Purchase Agreement	Exhibit 2.1 to the Current Report on Form 8-K filed on February 17, 2006
3.1			Articles of Incorporation	Exhibit 3.1 to the Report on Form 8-B, File No. 0-19517 (‘‘Form 8-B”)
3.2			Bylaws	Exhibit 3.2 to Form 8-B
4.1			Indenture with The Bank of New York	Exhibit 4.1 to the Current Report on Form 8-K filed on March 10, 2006 (‘‘3/10/06 Form 8-K”)
10.1			Shareholders’ Agreement among The Bon-Ton Stores, Inc. and the shareholders named therein	Exhibit 10.3 to Amendment No. 2 to the Registration Statement on Form S-1, File No. 33-42142 (‘‘1991 Form S-1”)
10	.2*	(a)	Employment Agreement with David B. Zant	Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended January 29, 2005 (“2004 Form 10-K”)
		(b)	First Amendment to Employment Agreement with David B. Zant	Filed Herewith
10	.3*		Employment Agreement with James M. Zamberlan	Exhibit 10.1 to the Current Report on Form 8-K filed on September 19, 2006
10	.4*		Employment Agreement with Anthony Buccina	Exhibit 10.1 to the Current Report on Form 8-K filed on June 6, 2006
10	.5*	(a)	Employment Agreement with Byron L. Bergren	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 (“7/31/04 Form 10-Q”)
		(b)	Amendment No. 1 to Employment Agreement with Byron L. Bergren	Exhibit 10.5(b) to the 2004 Form 10-K
		(c)	Amendment No. 2 to Employment Agreement with Byron L. Bergren	Exhibit 99.1 to the Current Report on Form 8-K filed on May 26, 2006
10	.6*		Restricted Stock Unit Agreement with Byron L. Bergren	Exhibit 10.2 to the Current Report on Form 8-K filed on June 26, 2006
10	.7*		Executive Transition Agreement with M. Thomas Grumbacher	Exhibit 10.1 to the Current Report on Form 8-K filed on March 11, 2005
10	.8*		Form of severance agreement with certain executive officers	Exhibit 10.14 to Form 8-B

Exhibit No			Description	Document Location

10	.9*		Supplemental Executive Retirement Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended August 4, 2001
10	.10*		Amended and Restated 1991 Stock Option and Restricted Stock Plan	Exhibit 4.1 to the Registration Statement on Form S-8, File No. 333-36633
10	.11*	(a)	Amended and Restated 2000 Stock Incentive and Performance-Based Award Plan	Exhibit 10.1 to the Current Report on Form 8-K filed on June 26, 2006
		(b)	Form of Stock Option Agreement	Exhibit 10.2 to the Current Report on Form 8-K filed on November 25, 2005 (“11/25/05 Form 8-K”)
		(c)	Form of Restricted Stock Agreement	Exhibit 10.3 to the 11/25/05 Form 8-K
		(d)	Form of Restricted Stock Unit Agreement	Exhibit 10.4 to the 11/25/05 Form 8-K
10	.12*		Phantom Equity Replacement Stock Option Plan	Exhibit 10.18 to the 1991 Form S-1
10	.13*		The Bon-Ton Stores, Inc. Cash Bonus Plan	Exhibit 10.1 to the Current Report on Form 8-K filed on November 25, 2005
10	.14*		The Bon-Ton Stores, Inc. Deferred Compensation Plan	Filed Herewith
10	.15*		The Bon-Ton Stores, Inc. Severance Pay Plan	Exhibit 10.1 to the Current Report on Form 8-K filed on August 8, 2006
10	.16*		The Bon-Ton Stores, Inc. Change of Control and Material Transaction Severance Plan for Certain Employees of Acquired Employers	Filed Herewith
10.17			Registration Rights Agreement between The Bon-Ton Stores, Inc. and Tim Grumbacher	Exhibit 99.3 to the 11/7/03 Form 8-K
10.18			Summary of Consulting Arrangement with Michael L. Gleim	Exhibit 10.1 to the Current Report on Form 8-K filed on December 1, 2005
10.19		(a)	Sublease of Oil City, Pennsylvania store between The Bon-Ton Stores, Inc. and Nancy T. Grumbacher, Trustee	Exhibit 10.16 to the 1991 Form S-1
		(b)	First Amendment to Oil City, Pennsylvania sublease	Exhibit 10.22 to Amendment No. 1 to the 1991 Form S-1
		(c)	Corporate Guarantee with respect to Oil City, Pennsylvania lease	Exhibit 10.26 to Amendment No. 1 to the 1991 Form S-1
10.20			Purchase and Sale Agreement between The Bon-Ton Stores, Inc. and HSBC Bank Nevada, N.A.	Exhibit 10.1 to the Current Report on Form 8-K filed on June 23, 2005 (“6/23/05 Form 8-K”)
10.21			Interim Servicing Agreement between The Bon-Ton Stores, Inc. and HSBC Bank Nevada, N.A.	Exhibit 10.2 to the 6/23/05 Form 8-K
10.22		(a)	Credit Card Program Agreement between The Bon-Ton Stores, Inc. and HSBC Bank Nevada, N.A.	Exhibit 10.3 to the 6/23/05 Form 8-K
		(b)	First Amendment to the Credit Card Program Agreement	Exhibit 10.5 to the 3/10/06 Form 8-K

Exhibit No			Description	Document Location

		(c)	Second Amendment to the Credit Card Program Agreement	Filed Herewith
10.23			Registration Rights Agreement between The Bon-Ton Department Stores, Inc., The Bon-Ton Stores, Inc., other guarantors listed on Schedule I of the Agreement, Banc of America Securities LLC and Citigroup Global Markets Inc.	Exhibit 10.1 to the 3/10/06 Form 8-K
10.24			Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp., Carson Pirie Scott, Inc. (f/k/a Parisian, Inc.), Herberger’s Department Stores, LLC and the other credit parties and lenders parties thereto.	Exhibit 10.2 to the 3/10/06 Form 8-K
10.25			Loan Agreement between Bonstores Realty One, LLP and Bank of America, N.A.	Exhibit 10.3 to the 3/10/06 Form 8-K
10.26			Loan Agreement between Bonstores Realty Two, LLP and Bank of America, N.A.	Exhibit 10.4 to the 3/10/06 Form 8-K
10.27			Private Brands Agreement among Saks Incorporated, The Bon-Ton Stores, Inc., Herberger’s Department Stores, LLC and Carson Pirie Scott, Inc. (f/k/a Parisian, Inc.)	Exhibit 10.6 to the 3/10/06 Form 8-K
10.28		(a)	Amended and Restated Transition Services Agreement between Saks Incorporated and The Bon-Ton Stores, Inc.	Exhibit 10.7 to the 3/10/06 Form 8-K
		(b)	Amendment No. 1 to Amended and Restated Transition Services Agreement between Saks Incorporated and The Bon-Ton Stores, Inc.	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended July 29, 2006
		(c)	Amendment No. 2 to Amended and Restated Transition Services Agreement between Saks Incorporated and The Bon-Ton Stores, Inc.	Filed Herewith
10	.29*	(a)	Carson Pirie Scott & Co. Supplemental Executive Retirement Plan	Filed Herewith
		(b)	First Amendment to the Carson Pirie Scott & Co. Supplemental Executive Retirement Plan	Filed Herewith
10.30			Asset Purchase Agreement between The Bon-Ton Stores, Inc. and Belk, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on October 31, 2006
10.31		(a)	Private Brands Agreement between The Bon-Ton Stores, Inc. and Belk, Inc.	Filed Herewith
		(b)	Amendment No. 1 to the Private Brands Agreement between The Bon-Ton Stores, Inc. and Belk, Inc.	Filed Herewith

Exhibit No	Description	Document Location

21	Subsidiaries of the Registrant	Filed Herewith
23	Consent of KPMG LLP	Filed Herewith
31.1	Certification of Byron L. Bergren	Filed Herewith
31.2	Certification of Keith E. Plowman	Filed Herewith
32	Certifications Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934	Filed Herewith

*	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BON-TON STORES, INC.

By:	/s/ Keith E. Plowman

Keith E. Plowman
Executive Vice President, Chief
Financial Officer and Principal
Accounting Officer

Dated: April 17, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Tim Grumbacher Tim Grumbacher	Executive Chairman of the Board	April 17, 2007

/s/ Byron L. Bergren Byron L. Bergren	President and Chief Executive Officer and Director	April 17, 2007

/s/ Keith E. Plowman Keith E. Plowman	Executive Vice President, Chief Financial Officer and Principal Accounting Officer	April 17, 2007

/s/ Robert B. Bank Robert B. Bank	Director	April 17, 2007

/s/ Philip M. Browne Philip M. Browne	Director	April 17, 2007

/s/ Shirley A. Dawe Shirley A. Dawe	Director	April 17, 2007

/s/ Marsha M. Everton Marsha M. Everton	Director	April 17, 2007

/s/ Michael L. Gleim Michael L. Gleim	Director	April 17, 2007

/s/ Robert E. Salerno Robert E. Salerno	Director	April 17, 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Income	F-4
Consolidated Statements of Shareholders’ Equity	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7
Schedule II — Valuation and Qualifying Accounts	F-56
FIRST AMENDMENT TO EMPLOYMENT AGREEMENT W/DAVID B.ZANT
THE BON-TON STORES,INC.DEFERRED COMPENSATION PLAN
CHANGE OF CONTROL AND MATERIAL TRANSACTION SEVERANCE PLAN
SECOND AMENDMENT TO THE CREDIT CARD PROGRAM AGREEMENT
AMENDMENT NO.2 TO AMENDED AND RESTATED TRANSITION AGREEMENT
CARSON PIRIE SCOTT & CO.SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
FIRST AMENDMENT TO CARSON PIRIE SCOTT & CO.RETIREMENT PLAN
PRIVATE BRANDS AGREEMENT
AMENDMENT N0.1 TO PRIVATE BRANDS AGREEMENT
SUBSIDIARIES OF THE REGISTRANT
CONSENT OF KPMG
CERTIFICATION OF BYRON L.BERGREN
CERTIFICATION OF KEITH E.PLOWMAN
CERTIFICATION PURSANT TO RULES 13a-14(b) and 15d-14(b)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
The Bon-Ton Stores, Inc.:

We have audited the accompanying consolidated balance sheets of The Bon-Ton Stores, Inc. and subsidiaries as of February 3, 2007 and January 28, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 3, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bon-Ton Stores, Inc. and subsidiaries as of February 3, 2007 and January 28, 2006, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 3, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 1, 9 and 17 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” effective January 29, 2006, using the modified prospective method, and Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” effective February 3, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Bon-Ton Stores, Inc.’s internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 17, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Philadelphia, Pennsylvania
April 17, 2007

THE BON-TON STORES, INC.
CONSOLIDATED BALANCE SHEETS

	February 3,	January 28,
(In thousands except share and per share data)	2007	2006

Assets
Current assets:
Cash and cash equivalents	$24,733	$9,771
Merchandise inventories	787,487	284,584
Prepaid expenses and other current assets	84,731	28,412
Deferred income taxes	17,858	7,126

Total current assets	914,809	329,893

Property, fixtures and equipment at cost, net of accumulated depreciation and amortization of $311,160 and $216,740 at February 3, 2007 and January 28, 2006, respectively	897,886	167,679
Deferred income taxes	76,586	46,453
Goodwill	27,377	2,965
Intangible assets, net of accumulated amortization of $12,087 and $5,776 at February 3, 2007 and January 28, 2006, respectively	176,700	5,013
Other long-term assets	41,441	9,340

Total assets	$2,134,799	$561,343

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$209,742	$87,318
Accrued payroll and benefits	68,434	18,986
Accrued expenses	178,642	52,692
Current maturities of long-term debt	5,555	961
Current maturities of obligations under capital leases	1,936	74
Income taxes payable	48,086	26,743

Total current liabilities	512,395	186,774

Long-term debt, less current maturities	1,120,169	42,491
Obligations under capital leases, less current maturities	69,456	24
Other long-term liabilities	86,383	39,960

Total liabilities	1,788,403	269,249

Commitments and contingencies (Note 14)
Shareholders’ equity
Preferred Stock — authorized 5,000,000 shares at $0.01 par value; no shares issued	—	—
Common Stock — authorized 40,000,000 shares at $0.01 par value; issued shares of 14,469,196 and 14,195,664 at February 3, 2007 and January 28, 2006, respectively	145	142
Class A Common Stock — authorized 20,000,000 shares at $0.01 par value; issued and outstanding shares of 2,951,490 at February 3, 2007 and January 28, 2006	30	30
Treasury stock, at cost — shares of 337,800 at February 3, 2007 and January 28, 2006	(1,387)	(1,387)
Additional paid-in capital	130,875	129,614
Deferred compensation	—	(6,663)
Accumulated other comprehensive income (loss)	1,189	(5)
Retained earnings	215,544	170,363

Total shareholders’ equity	346,396	292,094

Total liabilities and shareholders’ equity	$2,134,799	$561,343

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	February 3,	January 28,	January 29,
(In thousands except share and per share data)	2007	2006	2005

Net sales	$3,362,279	$1,287,170	$1,310,372
Other income	93,531	20,425	9,251

	3,455,810	1,307,595	1,319,623

Costs and expenses:
Costs of merchandise sold	2,118,762	822,171	830,414
Selling, general and administrative	1,056,472	407,145	415,921
Depreciation and amortization	103,189	27,245	27,278
Amortization of lease-related interests	3,720	839	531

Income from operations	173,667	50,195	45,479
Interest expense, net	107,143	12,052	13,437

Income before income taxes	66,524	38,143	32,042
Income tax provision	19,641	12,129	11,880

Net income	$46,883	$26,014	$20,162

Per share amounts —
Basic:
Net income	$2.85	$1.61	$1.27

Basic weighted average shares outstanding	16,430,554	16,204,414	15,918,650

Diluted:
Net income	$2.78	$1.57	$1.24

Diluted weighted average shares outstanding	16,841,183	16,518,268	16,253,254

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
						Other
		Class A		Additional	Deferred	Compre-
	Common	Common	Treasury	Paid-in	Compen-	hensive	Retained
(In thousands except per share data)	Stock	Stock	Stock	Capital	sation	Income (Loss)	Earnings	Total

BALANCE AT JANUARY 31, 2004	$131	$30	$(1,387)	$114,687	$(136)	$(1,298)	$127,457	$239,484

Comprehensive income (Note 16):
Net income	—	—	—	—	—	—	20,162	20,162
Amounts amortized into interest expense from accumulated other comprehensive loss, net of tax	—	—	—	—	—	53	—	53
Change in fair value of cash flow hedges, net of tax	—	—	—	—	—	818	—	818

Total comprehensive income								21,033
Dividends to shareholders, $0.10 per share	—	—	—	—	—	—	(1,602)	(1,602)
Stock options exercised	4	—	—	2,308	—	—	—	2,312
Issuance of stock under stock award plans	1	—	—	1,540	(1,541)	—	—	—
Stock-based compensation expense	—	—	—	—	450	—	—	450
Tax benefit of stock options and restricted shares	—	—	—	889	—	—	—	889
Cancellation of restricted shares	—	—	—	(140)	131	—	—	(9)

BALANCE AT JANUARY 29, 2005	136	30	(1,387)	119,284	(1,096)	(427)	146,017	262,557

Comprehensive income (Note 16):
Net income	—	—	—	—	—	—	26,014	26,014
Change in fair value of cash flow hedges, net of tax	—	—	—	—	—	422	—	422

Total comprehensive income								26,436
Dividends to shareholders, $0.10 per share	—	—	—	—	—	—	(1,668)	(1,668)
Stock options exercised	2	—	—	1,440	—	—	—	1,442
Issuance of stock under stock award plans	4	—	—	7,756	(7,760)	—	—	—
Stock-based compensation expense	—	—	—	114	2,193	—	—	2,307
Tax benefit of stock options and restricted shares	—	—	—	1,022	—	—	—	1,022
Cancellation of restricted shares	—	—	—	(2)	—	—	—	(2)

BALANCE AT JANUARY 28, 2006	142	30	(1,387)	129,614	(6,663)	(5)	170,363	292,094

Comprehensive income (Note 16):
Net income	—	—	—	—	—	—	46,883	46,883
Pension and postretirement benefit plans, net of tax	—	—	—	—	—	(313)	—	(313)
Change in fair value of cash flow hedges, net of tax	—	—	—	—	—	(839)	—	(839)

Total comprehensive income								45,731
Cumulative adjustment to adopt SFAS No. 158 (Note 9), net of $1,386 tax effect	—	—	—	—	—	2,346	—	2,346
Adoption of SFAS No. 123R (Note 17)	(5)	—	—	(6,658)	6,663	—	—	—
Dividends to shareholders, $0.10 per share	—	—	—	—	—	—	(1,702)	(1,702)
Stock options exercised	1	—	—	1,085	—	—	—	1,086
Stock-based compensation expense	7	—	—	5,772	—	—	—	5,779
Tax benefit of stock options and restricted shares	—	—	—	1,062	—	—	—	1,062

BALANCE AT FEBRUARY 3, 2007	$145	$30	$(1,387)	$130,875	$—	$1,189	$215,544	$346,396

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	February 3,	January 28,	January 29,
(In thousands)	2007	2006	2005

Cash flows from operating activities:
Net income	$46,883	$26,014	$20,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103,189	27,245	27,278
Amortization of lease-related interests	3,720	839	531
Bad debt provision	—	1,510	3,339
Stock compensation expense	5,779	2,307	450
Excess tax benefit from share-based compensation	(1,062)	—	—
(Gain) loss on sale of property, fixtures and equipment	(1,373)	237	(148)
Amortization of deferred financing costs	5,984	1,523	3,446
Amortization of deferred gain on sale of proprietary credit card portfolio	(2,460)	(1,346)	—
Deferred income tax (benefit) provision	(16,004)	(20,986)	7,315
Net transfers of receivables to accounts receivable facility	—	(244,000)	15,512
Proceeds from sale of proprietary credit card portfolio	—	315,445	—
Loss on sale of proprietary credit card portfolio	—	596	—
Changes in operating assets and liabilities, net of effect of acquisitions:
(Increase) decrease in merchandise inventories	(28,902)	11,798	(38,474)
(Increase) decrease in prepaid expenses and other current assets	(22,632)	23,751	(3,911)
(Increase) decrease in other long-term assets	(3,077)	134	(1,348)
(Decrease) increase in accounts payable	(47,180)	(12,882)	10,197
Increase (decrease) in accrued expenses	54,234	(2,714)	(5,237)
Increase (decrease) in income taxes payable	18,889	22,990	(9,877)
Increase (decrease) in other long-term liabilities	1,675	1,363	(582)

Net cash provided by operating activities	117,663	153,824	28,653

Cash flows from investing activities:
Capital expenditures	(100,977)	(29,179)	(31,523)
Acquisitions, net of cash acquired	(1,073,295)	(2,054)	(185)
Proceeds from sale of property, fixtures and equipment	2,516	2,514	290

Net cash used in investing activities	(1,171,756)	(28,719)	(31,418)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(967,788)	(449,313)	(383,364)
Proceeds from issuance of long-term debt	2,048,355	312,700	388,900
Cash dividends paid	(1,702)	(1,668)	(1,602)
Proceeds from stock options exercised	1,086	1,442	2,312
Excess tax benefit from share-based compensation	1,062	—	—
Deferred financing costs paid	(27,839)	(336)	(526)
Increase (decrease) in bank overdraft balances	15,881	(1,067)	2,118

Net cash provided by (used in) financing activities	1,069,055	(138,242)	7,838

Net increase (decrease) in cash and cash equivalents	14,962	(13,137)	5,073
Cash and cash equivalents at beginning of period	9,771	22,908	17,835

Cash and cash equivalents at end of period	$24,733	$9,771	$22,908

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The Bon-Ton Stores, Inc. is a Pennsylvania corporation incorporated on January 31, 1996 as the successor of a company incorporated on January 31, 1929. As of February 3, 2007, The Bon-Ton Stores, Inc. operated, through its subsidiaries, 283 stores, which includes eight furniture galleries, in 23 states from the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson Pirie Scott, Elder-Beerman, Herberger’s and Younkers nameplates and, under the Parisian nameplate, stores in the Detroit, Michigan area.

The Company’s fiscal year ends on the Saturday nearer January 31, and consisted of fifty-three weeks for 2006 and fifty-two weeks for 2005 and 2004. References to “2006,” “2005” and “2004” represent the Company’s fiscal 2006 year ended February 3, 2007, fiscal 2005 year ended January 28, 2006 and fiscal 2004 year ended January 29, 2005, respectively. References to “2007” represent the Company’s fiscal 2007 year ending February 2, 2008.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of The Bon-Ton Stores, Inc. and its wholly owned subsidiaries (the “Company”). All intercompany transactions have been eliminated in consolidation.

Results of operations for the year ended February 3, 2007 include the Northern Department Store Group of Saks Incorporated (“Carson’s”) from the March 5, 2006 acquisition date through February 3, 2007 (see Note 2) and four Parisian stores (“Parisian”) from the October 29, 2006 acquisition date through February 3, 2007. The Company conducts its operations through one business segment.

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

Reclassifications

Certain prior year balances presented in the consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation. These reclassifications did not impact the Company’s net income for 2006, 2005 or 2004.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents are generally overnight money market investments.

Merchandise Inventories

For financial reporting and tax purposes, merchandise inventories are determined by the retail method. Prior to the Carson’s acquisition, the last-in, first-out (“LIFO”) cost basis was utilized for all inventories. In connection with the Carson’s acquisition, the Company adopted the first-in, first-out (“FIFO”) cost basis for the majority of the acquired Carson’s locations. As of February 3, 2007,

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

approximately 30% of the Company’s merchandise inventories were valued using a FIFO cost basis and approximately 70% of merchandise inventories were valued using a LIFO cost basis. There were no adjustments to costs of merchandise sold for LIFO valuations in 2006 and 2005. 2004 reflects income of $200 for LIFO valuations, after net realizable value assessments. If the FIFO method of inventory valuation had been used for all inventories, the Company’s merchandise inventories would have been lower by $6,837 at February 3, 2007 and January 28, 2006.

Costs for merchandise purchases, product development and distribution are included in costs of merchandise sold. Inventories are pledged as collateral under certain debt agreements (see Note 10).

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

No depreciation is recorded until property, fixtures and equipment are placed into service. The Company capitalizes interest incurred during the construction of new facilities or major improvements to existing facilities. The amount of interest costs capitalized is limited to the costs incurred during the construction period. Interest of $71, $88 and $7 was capitalized in 2006, 2005 and 2004, respectively.

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

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), requires the Company to test a long-lived asset for recoverability whenever events or changes in circumstances indicate that its carrying value may not be recoverable. If the undiscounted cash flows associated with the asset are insufficient to support the recorded asset, an impairment loss is recognized for the amount (if any) by which the carrying amount of the asset exceeds the fair value of the asset. Cash flow estimates are based on historical results, adjusted to reflect the Company’s best estimate of future market and operating conditions. Estimates of fair value represent the Company’s best estimate based on industry trends and reference to market rates and transactions, if available. As a result of this evaluation, $2,923 of asset impairment charges related to the reduction in the estimated net realizable value of a store property and a reduction in the value of duplicate information systems software, resulting from the acquisition of Carson’s, were recorded in 2006. No impairment loss was recorded in 2005; impairment losses of approximately $900 were recorded in 2004. Included in the impairment loss in 2004 was $295 related to the write-down of an intangible asset at one store location. The charges are included in depreciation and amortization expense.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

Goodwill and Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company periodically reviews goodwill and intangible assets not subject to amortization for impairment. Intangible assets subject to amortization are reviewed for impairment in accordance with SFAS No. 144. These reviews are performed at least annually and may be performed more frequently if events or changes in circumstances indicate the carrying value of goodwill or intangible assets might exceed their fair value. The Company completed its reviews of the carrying values of goodwill and intangible assets for 2006 and determined they were not impaired.

Deferred Financing Fees

Amounts paid by the Company to secure financing agreements are reflected in other long-term assets and are amortized over the term of the related facility. Amortization of credit facility costs and accounts receivable securitization facility costs are classified as interest expense and selling, general and administrative expense, respectively. Unamortized amounts at February 3, 2007 and January 28, 2006 were $25,561 and $3,317, respectively. Deferred financing fees amortized to expense for 2006, 2005 and 2004 were $5,984, $1,523 and $3,446, respectively.

Income Taxes

The Company accounts for income taxes according to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of the difference between the financial statement and income tax basis of assets and liabilities and from net operating losses and credit carryforwards (see Note 18). The effect on deferred tax assets and liabilities of a change in tax rates is recognized within income in the period that includes the enactment date.

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

Other Income

The Company licenses space to third parties in its stores and receives compensation based on a percentage of sales made in these departments, receives revenues from customers for delivery of certain items and services (primarily associated with its furniture operations) and, commencing November 2005, receives revenues under a Credit Card Program Agreement (see Note 3), all of which are recorded within other income. In addition, the Company recovers a portion of its cost from the disposal of damaged or otherwise distressed merchandise; this recovery is recorded within other income.

Advertising

Advertising production costs are expensed the first time the advertisement is run. Media placement costs are expensed in the period the advertising appears. Total advertising expenses, net of vendor allowances, included in selling, general and administrative expense for 2006, 2005 and 2004 were $139,842, $76,015 and $63,496, respectively. Prepaid expenses and other current

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

assets include prepaid advertising costs of $5,346 and $1,634 at February 3, 2007 and January 28, 2006, respectively.

Vendor Allowances

As is standard industry practice, the Company receives allowances from merchandise vendors as reimbursement for charges incurred on marked-down merchandise. Vendor allowances are credited to cost of merchandise sold, provided the allowance is: (1) collectable, (2) for merchandise either permanently marked down or sold, (3) not predicated on a future purchase, (4) not predicated on a future increase in the purchase price from the vendor, and (5) authorized by internal management. If the aforementioned criteria are not met, the Company reflects the allowance dollars as an adjustment to the cost of merchandise capitalized in inventory.

Additionally, the Company receives allowances from vendors in connection with cooperative advertising programs and for reimbursement of certain payroll expenses. These amounts are recognized by the Company as a reduction of the related advertising or payroll costs that have been incurred and reflected in selling, general and administrative expense. The Company reviews these allowances received from each vendor to ensure reimbursements are for specific, incremental and identifiable advertising or payroll costs incurred by the Company to sell the vendor’s products. If a vendor reimbursement exceeds the costs incurred by the Company, the excess reimbursement is recorded as a reduction of cost purchases from the vendor and reflected as a reduction of costs of merchandise sold when the related merchandise is sold.

Purchase Order Violations

The Company, consistent with industry practice, mandates that vendor merchandise shipments conform to certain standards. These standards are usually defined in the purchase order and include items such as proper ticketing, security tagging, quantity, packaging, on-time delivery, etc. Failure by vendors to conform to these standards increases the Company’s merchandise handling costs. Accordingly, various purchase order violation charges are billed to vendors; these charges are reflected by the Company as a reduction of cost of merchandise sold in the period in which the respective violations occur. The Company establishes reserves for purchase order violations that may become uncollectable.

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

Revolving Charge Accounts

Prior to the July 8, 2005 sale of the Company’s proprietary credit card accounts and related accounts receivable to HSBC Bank Nevada, N.A. (“HSBC”) (see Note 3), the Company reflected finance charge income and late fees on customer revolving charge accounts as a reduction of selling, general and administrative expense. Finance charge income and late fees earned by the Company for

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

2005 and 2004, before considering costs of administering and servicing revolving charge accounts, were $27,504 and $59,491, respectively.

Fair Value of Financial Instruments

The carrying values of the Company’s cash and cash equivalents, accounts payable and obligations under capital leases approximate fair value. The Company discloses the fair value of its long-term debt and derivative financial instruments in Notes 10 and 11, respectively. Fair value estimates of the Company’s long-term debt and derivative financial instruments are based on market prices, when available, or are derived from discounted cash flow analyses.

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

In a February 2005 letter to the American Institute of Certified Public Accountants, the Securities and Exchange Commission (the “SEC”) clarified its position regarding certain lease accounting practices. The SEC’s letter specifically addressed the depreciable life of leasehold improvements, rent holidays and landlord-tenant incentives. Similar to other retailers, the Company reviewed its historical treatment of these lease issues. After assessing its findings using the guidelines in SEC Staff Accounting Bulletin No. 99, the Company recorded a cumulative pre-tax expense of $465 in the fourth quarter of 2004.

Stock-Based Compensation

Prior to 2006, the Company applied the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, in accounting for stock options granted under the Company’s stock option plans. Under the intrinsic value method, no compensation cost is recognized if the exercise price of the Company’s stock options was equal to or greater than the market price of the underlying stock on the date of grant. Accordingly, no compensation cost was recognized in the accompanying consolidated statements of income prior to 2006 on stock options granted, since all options granted under

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

the Company’s stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 29, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123R”). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and supersedes APB No. 25. SFAS No. 123R requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. SFAS No. 123R was adopted using the modified prospective method of application, which requires the Company to recognize compensation cost on a prospective basis. Therefore, prior years’ financial statements have not been restated. Under this method, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested as of, January 28, 2006 using the fair value amounts determined for pro forma disclosures under SFAS No. 123. For stock-based awards granted after January 28, 2006, the Company recognizes compensation expense based on estimated grant date fair value using the Black-Scholes option-pricing model.

The Company has elected to adopt the shortcut method provided in Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” for determining the initial pool of excess tax benefits available to absorb tax deficiencies related to stock-based compensation subsequent to the adoption of SFAS No. 123R. The shortcut method includes simplified procedures for establishing the beginning balance of the pool of excess tax benefits (the “APIC Tax Pool”) and for determining the subsequent effect on the APIC Tax Pool and the Company’s Consolidated Statements of Cash Flows of the tax effects of share-based compensation awards.

Excess tax benefits related to share-based compensation in 2005 and 2004 are reflected in operating activities. In a change from previous standards, SFAS No. 123R requires that excess tax benefits related to share-based compensation be reflected as financing cash inflows.

Earnings Per Share

The presentation of earnings per share (“EPS”) requires a reconciliation of the numerators and denominators used in basic and diluted EPS calculations. The numerator, net income, is identical in both calculations. The following table presents a reconciliation of the weighted average shares outstanding used in EPS calculations for each of 2006, 2005 and 2004:

	2006		2005		2004
	Shares	EPS	Shares	EPS	Shares	EPS

Basic Calculation	16,430,554	$2.85	16,204,414	$1.61	15,918,650	$1.27
Effect of dilutive shares — Restricted shares	279,401		132,430		63,170
Stock options	131,228		181,424		271,434

Diluted Calculation	16,841,183	$2.78	16,518,268	$1.57	16,253,254	$1.24

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The following average potential shares of Common Stock were excluded from diluted EPS because their effect would have been antidilutive:

	2006	2005	2004

Restricted shares	9,591	—	—
Stock options	144,642	64,787	72,790

Future Accounting Changes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 requires applying a “more likely than not” threshold to the recognition and de-recognition of tax positions. The new guidance will become effective for the Company for the first quarter of 2007. The Company has not yet determined the impact of FIN No. 48 on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for years beginning after November 15, 2007. The Company is in the process of evaluating what effect, if any, adoption of SFAS No. 157 may have on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument by instrument basis. SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that select different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for years beginning after November 15, 2007. The Company is in the process of evaluating what effect, if any, adoption of SFAS No. 159 may have on the consolidated financial statements.

2.	CARSON’S ACQUISITION

Effective March 5, 2006, pursuant to the October 29, 2005 purchase agreement with Saks Incorporated (“Saks”), as amended, the Company acquired all of the outstanding securities of two subsidiaries of Saks that were solely related to the business of owning and operating the 142 retail department stores that operated under the names Carson Pirie Scott, Younkers, Herberger’s, Boston Store and Bergner’s. The stores are located in 12 states in the Midwest and upper Great Plains regions.

Under the terms of the purchase agreement, the Company paid $1,040,188 in cash. The Company financed the Carson’s acquisition, payment of related fees and expenses and the payoff of its existing indebtedness through the issuance of 10 1/4% Senior Notes due 2014 in the aggregate principal amount of $510,000, entry into a $1,000,000 senior secured revolving credit facility led by Bank of America, N.A. (“Bank of America”) as agent, and entry into a $260,000 mortgage loan facility with Bank of America as lender (see Note 10).

Company management believes the acquisition of Carson’s will continue to enable the Company to enhance its product offerings, strengthen its vendor and customer relationships and increase its profitability.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The Company’s consolidated financial statements for 2006 include Carson’s operations for the period from March 5, 2006 through February 3, 2007. Carson’s operations reflect purchase accounting in accordance with SFAS No. 141, “Business Combinations,” whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. The purchase price and purchase price allocation are reflected in the following table:

Purchase Price

Cash purchase	$1,040,188
Carson’s severance	514
Professional fees incurred	11,812

Total	$1,052,514

Purchase Price Allocation
Cash and cash equivalents	$3,110
Merchandise inventories	455,207
Prepaid expenses and other current assets	33,687
Property, fixtures and equipment	724,844
Deferred income taxes	21,951
Goodwill	24,412
Intangible assets	178,180
Other long-term assets	9,040

Total assets acquired	1,450,431

Accounts payable	(158,860)
Accrued payroll and benefits	(34,560)
Other accrued expenses	(79,088)
Obligations under capital leases	(73,000)
Other long-term liabilities	(52,409)

Total liabilities assumed	(397,917)

Net assets acquired	$1,052,514

The purchase price allocation is subject to refinement as Company management continues to receive additional information; however, Company management does not believe that the changes, if any, will have a material impact on the Company’s financial position or results of operations.

The Company has filed a section 338(h)(10) election under the Internal Revenue Code (“Section 338”). The Section 338 election essentially enables a buyer to account for a stock purchase as an asset purchase for income tax purposes.

Goodwill in the amount of $24,412 has been recorded in conjunction with the acquisition. The Company expects that substantially all goodwill will be deductible for income tax purposes.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

Intangible assets are comprised of lease-related interests of $91,580 that relate to below-market-rate leases; trade names and private label brand names totaling $64,000, of which $500 will be subject to a two-year amortization; and customer lists and relationships totaling $22,600. The lease-related interests and customer lists and relationships were assigned weighted-average amortization lives of seventeen years and thirteen years, respectively.

Deferred tax assets of $21,951 have been recorded as part of purchase accounting. This balance primarily represents a reduction in the Company’s pre-acquisition valuation allowances against certain net operating losses acquired as part of the October 2003 acquisition of The Elder-Beerman Stores Corp (“Elder-Beerman”) and the effect of certain tax temporary differences on the purchase price allocation. The valuation allowance reduction was a result of the projected additional net operating loss utilization based on the projected accretive impact from Carson’s on the Company’s long-term pre-tax income.

The Company obtained third-party valuations for certain acquired assets and assumed liabilities.

During 2006, $514 was paid for Carson’s-related severance.

The Company’s corporate headquarters is located in York, Pennsylvania and is comprised of corporate administrative and back-office functions. Merchandising and marketing functions for the combined operations are operated from Carson’s former headquarters in Milwaukee, Wisconsin.

In conjunction with this acquisition, the Company entered into a transition services agreement with Saks pursuant to which Saks provided the Company with various services related to Carson’s, including, among other things, credit operations, procurement, accounting, bank card processing, store planning, construction, facilities maintenance and energy, information technology and human resources activities. These services were provided by Saks for periods ranging from six months to 12 months from the date of the acquisition of Carson’s (subject to extension at the Company’s discretion).

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The following unaudited pro forma consolidated financial data give effect to the Carson’s acquisition as if it had occurred as of the beginning of the periods presented:

	2006	2005

Net sales	$3,543,886	$3,444,719
Other income	94,558	31,113
Costs and expenses:
Costs of merchandise sold	2,251,416	2,149,471
Selling, general and administrative	1,115,313	1,075,791
Depreciation and amortization	110,062	104,925
Amortization of lease-related interests	3,546	3,546

Income from operations	158,107	142,099
Interest expense, net	116,960	106,639

Income before income taxes	41,147	35,460
Income tax provision	12,155	13,548

Net income	$28,992	$21,912

Income per share:
Basic	$1.76	$1.35
Diluted	$1.72	$1.33

The pro forma information for 2006 includes the following non-recurring charges: $15,569 of integration costs recorded in selling, general and administrative expense, which includes severance and relocation expense related to the transition of the Company’s merchandising and marketing staff to Milwaukee, Wisconsin in the amount of $5,943; $2,319 of charges in interest expense related to the write-off of deferred financing fees associated with the Company’s previous revolving credit agreement; and $4,500 included in interest expense related to the write-off of commitment fees associated with a bridge loan in connection with the Carson’s acquisition.

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

Selling, general and administrative expense for 2005 includes a net loss of $596 associated with the sale of the proprietary credit card portfolio. Proceeds allocated to deferred program revenue, net of certain related costs, of $16,895 were recorded as deferred revenue and will be amortized over a seven-year term. Deferred revenue amortization income of $2,460 and $1,346 was recognized within selling, general and administrative expense in 2006 and 2005, respectively. At February 3, 2007 and January 28, 2006, deferred program revenue of $2,414 was reported within accrued expenses. Deferred program revenue of $10,675 and $13,135 was reported within other long-term liabilities at February 3, 2007 and January 28, 2006, respectively.

In connection with the sale, the Company entered into two additional agreements with HSBC: an Interim Servicing Agreement (the “ISA”) and a Credit Card Program Agreement (the “CCPA”). Under the terms of the ISA, the Company continued to service the credit card receivables from July 8, 2005 through October 31, 2005. HSBC compensated the Company for providing these services during the interim servicing period. The CCPA sets forth the terms and conditions under which HSBC will issue credit cards to the Company’s customers. The Company will be paid a percentage of Net Credit Sales, as defined in the CCPA, for future credit card sales. Under the terms of the CCPA, the Company is required to perform certain duties, including receiving and remitting in-store customer payments on behalf of HSBC for which the Company will receive a fee. The CCPA has a term of seven years and is cancelable earlier by either party under certain circumstances. Under these agreements, the percentage of Net Credit Sales proceeds were recognized within other income in 2006 and the fourth quarter of 2005 and within selling, general and administrative expense in the second and third quarters of 2005. Proceeds received under these agreements as reimbursement of expenses incurred to perform the certain duties and servicing of the credit card receivables were recognized within selling, general and administrative expense. Prior to the sale of credit to HSBC, all proceeds of the credit operations were reflected within selling, general and administrative expense.

4.	PROPERTY, FIXTURES AND EQUIPMENT

Property, fixtures and equipment and related accumulated depreciation and amortization consisted of:

	February 3,	January 28,
	2007	2006

Land and improvements	$120,521	$2,801
Buildings and leasehold improvements	580,579	199,885
Furniture and equipment	440,383	181,402
Buildings and equipment under capital leases	67,563	331

	1,209,046	384,419
Less: Accumulated depreciation and amortization	(311,160)	(216,740)

Net property, fixtures and equipment	$897,886	$167,679

Property, fixtures and equipment with a net book value of $393,361 and $25,592 were pledged as collateral for secured loans (see Note 10) at February 3, 2007 and January 28, 2006, respectively.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

Accumulated depreciation and amortization includes $3,948 and $265 at February 3, 2007 and January 28, 2006, respectively, related to buildings and equipment under capital leases. Amortization of buildings and equipment under capital leases is included within depreciation and amortization expense.

Depreciation expense related to property, fixtures and equipment of $102,204, $26,940 and $27,117 was included in depreciation and amortization expense for 2006, 2005 and 2004, respectively.

5.	GOODWILL AND INTANGIBLES

Goodwill and intangible assets consist of the following:

	February 3,	January 28,
	2007	2006

Goodwill	$27,377	$2,965

Intangible assets subject to amortization
Gross amount:
Lease-related interests	$102,174	$10,594
Customer lists and relationships	22,600	—
Private label brand names	500	—

Total gross amount	125,274	10,594
Accumulated amortization:
Lease-related interests	(11,102)	(5,776)
Customer lists and relationships	(848)	—
Private label brand names	(137)	—

Total accumulated amortization	(12,087)	(5,776)

Net intangible assets subject to amortization	$113,187	$4,818

Intangible assets not subject to amortization
Trade names	$50,700	$—
Private label brand names	12,800	—
Other intangibles	13	195

Total intangible assets not subject to amortization	$63,513	$195

Net intangible assets	$176,700	$5,013

The increase in goodwill, the gross amount of intangible assets subject to amortization, and trade names and private label brand names not subject to amortization are a result of the Carson’s acquisition (see Note 2). An other intangible not subject to amortization of $182 was sold during 2006 at a loss of $112, which was reflected within selling, general and administrative expense.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

Lease-related interests reflect below-market-rate leases purchased in store acquisitions completed in 1992 through 2006, which were adjusted to reflect fair market value. The lease-related interests, including the unfavorable lease-related interests included in other long-term liabilities (see Note 6), are being amortized on a straight-line method and reported as “amortization of lease-related interests” in the Consolidated Statements of Income. At February 3, 2007, these lease-related interests have weighted-average remaining lives of fifteen years for amortization purposes.

Customer lists and relationships are being amortized on a declining-balance method over the remaining lives of twelve years, and the private label brand names are being amortized on a straight-line method over the remaining lives of two years.

The amortization from the customer lists and relationships and private label brand names is included within depreciation and amortization expense.

Amortization of $985, $305 and $161 was recorded on customer lists and relationships and private label brand names during 2006, 2005 and 2004, respectively. Amortization of $3,720, $839 and $531 was recorded for favorable and unfavorable lease-related interests during 2006, 2005 and 2004, respectively. The Company anticipates amortization on customer lists and relationships and private label brand names of approximately $2,946 in 2007, $2,725 in 2008, $2,362 in 2009, $2,165 in 2010 and $1,998 in 2011. The Company anticipates amortization for favorable and unfavorable lease-related interests of approximately $4,917 in 2007, $4,949 in 2008, $4,949 in 2009, $4,750 in 2010 and $4,937 in 2011.

6.	SUPPLEMENTAL BALANCE SHEET INFORMATION

Prepaid expenses and other current assets were comprised of the following:

	February 3,	January 28,
	2007	2006

Landlord receivables	$15,000	$—
Prepaid expenses	29,527	11,955
Other	40,204	16,457

Total	$84,731	$28,412

Accrued expenses were comprised of the following:

	February 3,	January 28,
	2007	2006

Customer liabilities	$42,966	$14,457
Taxes	39,959	8,522
Other	95,717	29,713

Total	$178,642	$52,692

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

Other long-term liabilities were comprised of the following:

	February 3,	January 28,
	2007	2006

Real estate lease related	$25,490	$18,610
Unfavorable lease-related interests	12,974	—
Deferred revenue	12,190	14,933
Other	35,729	6,417

Total	$86,383	$39,960

7.	INTEGRATION ACTIVITIES

In connection with the acquisition of Carson’s, the Company developed integration plans which included the transfer of Bon-Ton’s existing merchandising and marketing functions to Carson’s former headquarters in Milwaukee, Wisconsin. This plan resulted in involuntary associate termination charges of $4,760. These charges are reflected within selling, general and administrative expense. Payments in the amount of $4,427 were made during 2006. The Company expects to pay the balance of the involuntary termination costs by the second quarter of 2007.

In connection with the Elder-Beerman acquisition, the Company developed integration plans resulting in involuntary terminations, employee relocations, and lease and other contract terminations. Involuntary termination benefits and relocation expenses were fully paid as of January 28, 2006. The liability for terminated leases will be paid over the remaining contract periods ending in 2030, while the other contract terminations were fully paid as of January 29, 2005.

Liabilities recognized in connection with the acquisition and integration activities are as follows:

	Termination	Employee	Other Contract
	Benefits	Relocation	Termination	Total

Balance at January 31, 2004	$4,470	$1,611	$3,053	$9,134
Purchase accounting adjustments	(698)	290	—	(408)
Payments during 2004	(3,352)	(1,513)	(1,895)	(6,760)

Balance at January 29, 2005	420	388	1,158	1,966
Payments during 2005	(420)	(264)	(83)	(767)
Other adjustments	—	(124)	—	(124)

Balance at January 28, 2006	—	—	1,075	1,075
Charges during 2006	4,760	—	—	4,760
Payments during 2006	(4,427)	—	(88)	(4,515)

Balance at February 3, 2007	$333	$—	$987	$1,320

Other adjustments represent refinements to anticipated liabilities established under provisions of Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection With a Purchase Business Combination,” and resulted in reductions in certain opening balance sheet assets in the Elder-Beerman acquisition that were recorded as part of purchase accounting.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

8.	EXIT OR DISPOSAL ACTIVITIES

In conjunction with the Carson’s acquisition, the Company entered into a transition services agreement (“TSA”) with Saks pursuant to which Saks provided the Company with various services related to Carson’s (see Note 2). In the third quarter of 2006, the Company determined that, for the accounting and procurement services portion of the TSA, a benefit would no longer be received and the payments related to those services for the remaining term of the TSA should be accrued. Accordingly, the Company recorded a charge within selling, general and administrative expense of $1,155 during 2006, of which $924 was paid in 2006. The Company expects to pay the balance of $231 in the first quarter of 2007.

On January 9, 2007, the Company announced that it would close its distribution center located in Ankeny, Iowa in April 2007. In connection with the closing of this distribution center, the Company developed plans resulting in involuntary terminations with a total expected cost of $700. During 2006, the Company recognized $233 of the total expected costs, which was included within selling, general and administrative expense. The Company expects to record the remaining costs of $467 during the first quarter of 2007. The Company expects to pay the associate termination payments during the first quarter of 2007. The Company intends to assign the distribution center lease and anticipates that the income from such assignment will approximate the remaining rent obligation.

On December 28, 2006, the Company announced that it would close its Younkers store located in the Town Square Shopping Center in downtown Sioux City, Iowa in February 2007. In connection with the closing of this store, the Company developed plans resulting in involuntary terminations and other closing costs of $92 and $39, respectively. During 2006, the Company recognized $46 of the total expected costs, which was included within selling, general and administrative expense. The Company expects to record the remaining involuntary termination costs and other expected costs of $46 and $39, respectively, during the first quarter of 2007. The Company expects to pay the associate termination payments during the first quarter of 2007.

On August 25, 2006, the Company announced that it would close its Carson Pirie Scott store at One South State Street in Chicago, Illinois by March 2007. In connection with the closing of this store, the Company developed plans resulting in involuntary associate terminations and other closing costs of $2,838 and $560, respectively. During 2006, the Company recognized $2,436 of the total expected associate termination costs and $273 of other costs, which was included within selling, general and administrative expense. The Company expects to record the remaining associate termination costs and closing costs of $402 and $287, respectively, during the first quarter of 2007. The Company expects to pay the majority of the associate termination payments in the first quarter of 2007 with the balance to be paid by the third quarter of 2007.

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

In 2005, in connection with the sale of its credit card accounts, the Company developed plans resulting in involuntary associate terminations, contract termination and other costs, and incurred charges of $519, $200 and $10, respectively. These charges are included within selling, general and administrative expense. The Company recorded expense of $6 related to the associate terminations

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

in 2006. The liability for the contract termination will be paid over the remaining contract period through May 2007.

In July 2004, the Company closed its Pottstown, Pennsylvania store. Charges related to this store closure of $1,756, reflected within selling, general and administrative expense, were recorded during 2004. The Company incurred a fee of $1,600 related to the termination of the lease. The remaining costs related to severance and logistics.

In October 2002, the Company announced it would discontinue its York, Pennsylvania distribution operations in April 2003 and that all merchandise processing functions would be consolidated into the Company’s existing Allentown, Pennsylvania distribution center. In addition, the Company announced it would close its Red Bank, New Jersey store in January 2003. The activities were completed as scheduled. The Company recorded a net expense reduction of $4 in 2004 relating to the closures. These expenses related primarily to termination benefits for affected associates and other costs to consolidate the distribution centers. All reduction of expenses and charges were included within selling, general and administrative expense. During 2006, the Company sold its remaining lease interest in the distribution center. A gain of $275 was recorded as a result of this transaction.

Following is a reconciliation of accruals related to the Company’s closing activities:

	2006	2005	2004

Beginning balance	$1,240	$—	$—
Provisions:
Lease termination fee	—	1,462	1,600
Contract termination	—	200	—
Associate termination benefits	2,721	793	29
Other closing costs	1,428	471	127

Total	4,149	2,926	1,756
Payments:
Lease termination fee	(439)	(680)	(1,600)
Contract termination	(136)	(32)	—
Associate termination benefits	(233)	(503)	(29)
Other closing costs	(1,197)	(471)	(127)

Total	(2,005)	(1,686)	(1,756)

Balance at year-end	$3,384	$1,240	$—

9.	EMPLOYEE BENEFIT PLANS

The Company provides eligible employees with retirement benefits under a 401(k) salary reduction and retirement contribution plan (the “401(k) Plan”). Employees are eligible to receive a company contribution in the 401(k) Plan after they reach the age of 18, complete one year of service, are employed the last day of the plan year and work at least 1,000 hours in any calendar year. Under the 401(k) Plan provisions, the majority of eligible employees are permitted to contribute up to 50% of their compensation to the 401(k) Plan. Employees are permitted to begin non-matching contributions to the 401(k) Plan after three months of service in a benefit status position. Employees are

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

automatically enrolled to contribute 3% of pay unless the employee actively modifies or declines the election. Company matching contributions, not to exceed 6% of eligible employees’ compensation, are at the discretion of the Company’s Board of Directors. Company matching contributions under the 401(k) Plan become fully vested for eligible employees after three years of service. Contributions to the 401(k) Plan under the retirement contribution provisions are at the discretion of the Company’s Board of Directors. These retirement contributions become fully vested after five years of service.

Effective with the Carson’s acquisition (see Note 2), employees of Carson’s who met the eligibility requirements described above were immediately eligible to participate in the 401(k) Plan. Vesting credits under Saks’ plan earned prior to the acquisition were carried over to the 401(k) Plan. Loans and rollovers were also permitted. The Company’s matching contribution for Carson’s employees for 2006 was based on employee contributions to the 401(k) Plan and salary earned commencing March 5, 2006.

Elder-Beerman provided eligible employees with a defined contribution employee benefit plan (the “Elder-Beerman Plan”). Comparable plans in design, eligibility and company contribution were operated by the Company and Elder-Beerman during 2004. On January 1, 2005, the assets of the Company’s 401(k) Plan and the Elder-Beerman Plan were combined into a single plan. The Company’s 2006, 2005 and 2004 expense under both the 401(k) Plan and the Elder-Beerman Plan was $10,382, $3,995 and $4,525, respectively.

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

As part of the Carson’s acquisition, the Company acquired a defined benefit pension plan and unfunded supplemental pension plans. In connection with the acquisition, all future benefit accruals in the defined benefit plan were frozen, the effect of which was treated as a purchase accounting adjustment. The defined benefit pension plan is also closed to new participants.

The Company also acquired a postretirement benefit plan as part of the Carson’s acquisition. The unfunded postretirement plan provides medical and life insurance benefits. The medical portion of the plan is contributory, and contains cost-sharing features such as deductibles and co-insurance. The life insurance benefits of this plan are noncontributory.

Effective February 3, 2007, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires employers to recognize the funded status of defined benefit pension and other postretirement benefit plans on the balance sheet and to recognize, in other comprehensive income (loss), changes in the funded status that arise during the period but have not been recognized as a component of net periodic cost. SFAS No. 158 revises the disclosures required about pension and other postretirement plans. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end balance sheet. The Company has historically measured plan assets and benefit obligations as of its balance sheet date.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

Benefit obligations, fair value of plan assets and funded status of the plans are as follows:

			Medical and
			Life Insurance
	Pension Benefits		Benefits
	2006	2005	2006

Change in benefit obligation:
Benefit obligation at beginning of year	$4,065	$4,005	$—
Carson’s acquisition	223,289	—	7,703
Service cost	125	91	—
Interest cost	11,329	213	378
Benefits paid	(17,380)	(227)	(719)
Plan amendments	18	—	—
Actuarial loss (gain)	1,707	(17)	237

Benefit obligation at end of year	$223,153	$4,065	$7,599

Change in the fair value of plan assets:
Plan assets at beginning of year	$—	$—	$—
Carson’s acquisition	200,679	—	—
Actual return on plan assets	18,272	—	—
Company contributions	2,582	227	719
Benefits paid	(17,380)	(227)	(719)

Plan assets at end of year	$204,153	$—	$—

Funded status	$(19,000)	$(4,065)	$(7,599)

Amounts recognized in the Consolidated Balance Sheets consist of:

			Medical and
			Life Insurance
	Pension Benefits		Benefits
	2006	2005	2006

Accrued expenses	$(964)	$(273)	$(913)
Other long-term liabilities	(18,036)	(3,792)	(6,686)

Net amount recognized	$(19,000)	$(4,065)	$(7,599)

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

Amounts recognized in accumulated other comprehensive (income) loss consist of:

			Medical and
			Life Insurance
	Pension Benefits		Benefits
	2006	2005	2006

Net prior service cost	$18	$—	$—
Net actuarial (gain) loss	(3,489)	—	237

Gross amount recognized	(3,471)	—	237
Deferred tax expense (benefit)	1,289	—	(88)

Net amount recognized	$(2,182)	$—	$149

The accumulated benefit obligation for all of the defined benefit and supplemental pension plans was $221,394 and $4,065 at February 3, 2007 and January 28, 2006, respectively. The accumulated benefit obligation for each of the pension plans exceeded its assets at February 3, 2007 and January 28, 2006.

The incremental effect of applying SFAS No. 158 on individual line items in the Consolidated Balance Sheet at February 3, 2007 is as follows:

	Before		After
	Application of		Application of
	SFAS No. 158	Adjustments	SFAS No. 158

Accrued expenses	$(1,877)	$—	$(1,877)
Other long-term liabilities	(28,454)	3,732	(24,722)
Accumulated other comprehensive (income) loss	313	(2,346)	(2,033)
Deferred long-term income taxes	185	(1,386)	(1,201)

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

Components of net periodic benefit (income) expense and other amounts recognized in other comprehensive (income) loss before income taxes are as follows:

				Medical and
				Life Insurance
	Pension Benefits			Benefits
	2006	2005	2004	2006

Net periodic benefit (income) expense:
Service cost	$125	$91	$66	$—
Interest cost	11,329	213	211	378
Expected return on plan assets	(13,074)	—	—	—
Recognized gain	—	(17)	(433)	—

Net periodic benefit (income) expense	$(1,620)	$287	$(156)	$378

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss, before taxes:
Prior service cost	$18	$—	$—	$—
Actuarial net loss	480	—	—	—

Total recognized in other comprehensive (income) loss, before taxes	$498	$—	$—	$—

Total recognized in net periodic cost and other comprehensive (income) loss, before taxes	$(1,122)	$287	$(156)	$378

The Company estimates the following amounts will be amortized from accumulated other comprehensive (income) loss to net periodic cost during 2007:

		Medical and
	Pension	Life Insurance
	Benefits	Benefits

Net prior service cost	$4	$—
Net actuarial loss	316	—

Weighted average assumptions used to determine benefit obligations are as follows:

			Medical and
			Life Insurance
	Pension Benefits		Benefits
	2006	2005	2006

Discount rate	5.75%	5.50%	5.75%
Rate of compensation increase	3.00%	N/A	N/A

For measurement of the other benefits plan, the Company assumed a 10% annual rate of increase in the per capita cost of covered health care benefits for 2007, grading down to 5.50% by 2012.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

Weighted average assumptions used to determine net periodic benefit expense (income) are as follows:

				Medical and
				Life Insurance
	Pension Benefits			Benefits
	2006	2005	2004	2006

Discount rate	5.75%	5.50%	5.50%	5.75%
Expected long-term return on plan assets	7.50%	N/A	N/A	N/A
Rate of compensation increase	3.00%	N/A	N/A	N/A

The Company’s discount rate assumption is evaluated annually. As a result of the Carson’s acquisition, the Company reevaluated the method for determining the discount rate. For the year ended February 3, 2007, the Company utilized the Citibank Pension Discount Curve (“CPDC”). The CPDC is developed by beginning with a U.S. Treasury par curve that reflects the Treasury Coupon and Strips market. Option-adjusted spreads drawn from the double-A corporate bond sector are layered in to develop a double-A corporate par curve, from which the CPDC spot rates are developed. The CPDC spot rates are applied to expected benefit payments, from which a single constant discount rate can then be developed. The Company believes that utilizing the CPDC to develop the discount rate is preferable because the developed discount rate is based on the expected timing of benefit payments. For the years ended January 28, 2006 and January 29, 2005, the discount rate was based on the Moody’s long-term AA corporate bond rate.

The Company bases its asset return assumption on current and expected allocations of assets, as well as a long-term view of expected returns on the plan asset categories. The Company assesses the appropriateness of the expected rate of return on an annual basis and, when necessary, revises the assumption.

In 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) became law. Among other things, the Act introduced a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company is currently evaluating whether the postretirement benefit plan drug benefit is at least actuarially equivalent to Medicare Part D. Consequently, the postretirement benefit obligation and net periodic postretirement benefit expense do not reflect any amount associated with the subsidy.

Assumed health care cost trend rate can have a significant effect on the amounts reported for the postretirement health care plan. A one-percentage point change in assumed health care costs would have the following effects:

	One	One
	Percentage	Percentage
	Point	Point
	Increase	Decrease

Effect on total service and interest cost components	$26	$(23)
Effect on postretirement benefit obligation	520	(471)

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The weighted average pension plan asset allocation is as follows:

	2006	2005

Equity securities	65%	—
Fixed income	29%	—
Real estate	6%	—

The Company’s target pension plan asset allocation of equity securities, fixed income and real estate at February 3, 2007 was 65%, 30% and 5%, respectively. Investment objectives for the pension plan assets include:

•	Providing a long-term return on plan assets that provides sufficient assets to fund pension plan liabilities at an acceptable level of risk.

•	Maximizing the long-term return on plan assets by investing primarily in equity securities. The inclusion of additional asset classes with differing rates of return, volatility and correlation are utilized to reduce risk by providing diversification relative to equity securities.

•	Diversifying investments within asset classes to reduce the impact of losses in a single investment.

The pension plan assets are invested in compliance with the Employee Retirement Income Security Act as amended, and any subsequent regulations and laws. The Company does not permit direct purchases of its securities or the use of derivatives for the purpose of speculation.

Information about the expected cash flows related to the pension and other postretirement benefit plans is as follows:

		Medical and
	Pension	Life Insurance
	Benefits	Benefits

Expected Company contributions in 2007	$964	$913
Expected plan benefit payments for year:
2007	$23,138	$913
2008	19,679	910
2009	19,193	897
2010	17,246	873
2011	16,246	838
2012-2016	78,405	3,409

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

10.	LONG-TERM DEBT

Long-term debt consisted of the following:

	February 3,	January 28,
	2007	2006

New senior secured credit facility — expires March 6, 2011; interest payable periodically at varying rates (7.16% weighted average for 2006)	$342,300	$—
Senior notes — mature on March 15, 2014; interest payable each March 15 and September 15 at 10.25%	510,000	—
New mortgage loan facility — principal payable in varying monthly installments, with balance due March 6, 2016; interest payable monthly at 6.21%; secured by land and buildings	256,568	—
Revolving credit facility — terminated March 6, 2006; interest paid periodically at varying rates (4.91% weighted average for 2005)	—	25,550
Mortgage notes payable — principal payable in varying monthly installments through June 2016; interest payable monthly at 9.62%; secured by land and buildings	15,856	16,902
Mortgage note payable — principal payable January 1, 2011; interest payable monthly at 5.00%; secured by a building and fixtures	1,000	1,000

Total debt	$1,125,724	43,452
Less: current maturities	(5,555)	(961)

Long-term debt	$1,120,169	$42,491

On March 6, 2006, The Bon-Ton Department Stores, Inc., a wholly owned subsidiary of The Bon-Ton Stores, Inc., and certain of its subsidiaries, Bank of America and certain other lenders entered into a Loan and Security Agreement (“New Senior Secured Credit Facility”) which provides for up to $1,000,000 of revolver borrowings. The New Senior Secured Credit Facility includes a last-in, first-out revolving credit facility of up to $900,000 and a first-in, last-out revolving credit facility of up to $100,000 and has a sub-limit of $150,000 for the issuance of standby and documentary letters of credit. All borrowings under the New Senior Secured Credit Facility are limited by amounts available pursuant to a borrowing base calculation, which is based on percentages of eligible inventory, real estate and fixed assets, with a reduction for applicable reserves. The New Senior Secured Credit Facility is guaranteed by The Bon-Ton Stores, Inc. and certain of its subsidiaries. The New Senior Secured Credit Facility is secured by substantially all of the assets of the Company, except for certain mortgaged real property. As part of the New Senior Secured Credit Facility, Bank of America and the other lenders will make available certain swing line loans in an aggregate amount not to exceed $75,000 outstanding at any one time. Borrowings under the New Senior Secured Credit Facility bear interest at either (i) the prime rate established by Bank of America, from time to time, plus the applicable margin (the “Prime Rate”) or (ii) the LIBOR rate from time to time, plus the applicable margin. The applicable margin will be determined based upon the excess availability under the New Senior Secured Credit Facility. The swing line loans bear interest at the same rate applicable to last in, first out Prime Rate loans. The Company is required to pay a commitment fee to the lenders for unused commitments at a rate of 0.25% to 0.30% per annum, based upon the unused portion of the total commitment under the New Senior Secured Credit Facility. The New Senior Secured Credit

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

Facility expires March 6, 2011. Financial covenants contained in the New Senior Secured Credit Facility require that the minimum excess availability be greater than $75,000 at all times. In addition, there are certain restrictions against the incurrence of additional indebtedness, pledge or sale of assets, payment of dividends and distributions, and other similar restrictions. Dividends paid by the Company may not exceed $15,000 over the life of the agreement, or $4,000 in any single year. Capital expenditures are limited to $125,000 per year, with a one-year carryover of any prior year unused amount. The available borrowing capacity under the New Senior Secured Credit Facility will be used in the future for general corporate purposes. As of February 3, 2007, the Company had borrowings of $342,300, with $341,335 of borrowing availability (before taking into account the minimum borrowing availability covenant of $75,000) and letter-of-credit commitments of $47,855.

On March 6, 2006, The Bon-Ton Department Stores, Inc. entered into an indenture (the “Indenture”) with The Bank of New York, as trustee, under which The Bon-Ton Department Stores, Inc. issued $510,000 aggregate principal amount of its 10 1/4% Senior Notes due 2014 (the “Notes”). The Notes are guaranteed on a senior unsecured basis by The Bon-Ton Stores, Inc. and by each of its subsidiaries that is an obligor under the New Senior Secured Credit Facility. The Notes mature on March 15, 2014. The Notes may not be redeemed prior to March 15, 2010, except that the Company may redeem up to 35% of the Notes prior to March 15, 2009 through the proceeds of an equity offering. The interest rate of the Notes is fixed at 10 1/4% per year. Interest on the Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2006. The Indenture includes covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional debt, pay dividends and make distributions, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions, and sell certain assets or merge with or into other companies.

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

Prior to March 6, 2006, the Company’s amended and restated revolving credit facility agreement (the “Credit Agreement”) provided a revolving line of credit of $300,000. Borrowing availability under the Credit Agreement was calculated based on eligible inventories, fixed assets and real estate, which were pledged as collateral. The revolving credit line interest rate, based on LIBOR or an index rate plus an applicable margin, and fee charges were determined by a formula based upon the Company’s borrowing availability. Under the Credit Agreement, the Company incurred fees at a

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

rate of 0.250 to 0.375 percentage point on the unused line of credit. As of January 28, 2006, the Company had borrowings of $25,550 and letter-of-credit commitments of $14,341, with $173,789 of borrowing availability (which was subject to the minimum borrowing availability covenant of $10,000). On March 6, 2006, the Credit Agreement was terminated and replaced with the Senior Secured Credit Facility in connection with the acquisition of Carson’s (see Note 2).

On May 17, 1996, the Company entered into a $23,400, twenty-year mortgage agreement secured by its four stores in Rochester, New York.

The Company entered into a loan agreement with the City of Scranton, Pennsylvania on July 5, 2000; the loan is secured by the Company’s store located in Scranton. The loan provided $1,000 to be used for certain store renovations. The loan agreement provides for interest payments, which began February 1, 2006 at a rate of 5.0% per annum. The principal balance is to be paid in full by January 1, 2011.

The Company was in compliance with all loan agreement restrictions and covenants during 2006.

The fair value of the Company’s debt, excluding interest rate swaps, was estimated at $1,149,957 and $45,192 at February 3, 2007 and January 28, 2006, respectively, and is based on an estimate of rates available to the Company for debt with similar features.

Debt maturities by year at February 3, 2007, are as follows:

2007	$5,555
2008	5,915
2009	6,394
2010	7,864
2011	349,670
2012 and thereafter	750,326

$1,125,724

11.	INTEREST RATE DERIVATIVES

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” the Company recognizes all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, the Company generally designates the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”). Changes in the fair value of a derivative that is designated as, and meets all required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. The portion of the change in fair value of a derivative associated with hedge ineffectiveness or the component of a derivative instrument excluded from the assessment of hedge effectiveness is recorded in current earnings. Also, changes in the entire fair value of a derivative that is not designated as a hedge are recorded in earnings. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as cash flow hedges to specific balance sheet liabilities.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively for the respective derivative. In addition, if the forecasted transaction is no longer likely to occur, any amounts in accumulated other comprehensive income (loss) related to the derivative are recorded in the statement of income for the current period.

It is the policy of the Company to identify on a continuing basis the need for debt capital and evaluate financial risks inherent in funding the Company with debt capital. Reflecting the result of this ongoing review, the debt portfolio and hedging program of the Company is managed to (1) reduce funding risk with respect to borrowings made or to be made by the Company to preserve the Company’s access to debt capital and provide debt capital as required for funding and liquidity purposes, and (2) reduce the aggregate interest rate risk of the debt portfolio in accordance with certain debt management parameters. The Company enters into interest rate swap agreements to change the fixed/variable interest rate mix of the debt portfolio in order to maintain the percentage of fixed-rate and variable-rate debt within parameters set by management. In accordance with these parameters, swap agreements are used to reduce interest rate risks and costs inherent in the Company’s debt portfolio. At February 3, 2007 and January 28, 2006, the Company had interest rate swap contracts outstanding to effectively convert a portion of its variable-rate debt to fixed-rate debt. These contracts entailed the exchange of fixed-rate and floating-rate interest payments periodically over the agreement life. The following table indicates the notional amounts as of February 3, 2007 and January 28, 2006 and the range of interest rates paid and received by the Company during the years ended on those respective dates:

	February 3,	January 28,
	2007	2006

Fixed swaps (notional amount)	$100,000	$30,000
Range of receive rate	5.36%-5.50%	2.20%-4.29%
Range of pay rate	5.48%-5.49%	5.43%

The two $50,000 interest rate swaps held at February 3, 2007 were entered into on July 14, 2006 and expire on July 14, 2011. The $30,000 interest rate swap held at January 28, 2006 expired February 6, 2006. The net income or expense from the exchange of interest rate payments associated with these swaps is included in interest expense. The estimated fair value of the interest rate swap agreements, based on dealer quotes, at February 3, 2007 and January 28, 2006, was an unrealized loss of $1,444 and $9, respectively, and represents the amount the Company would pay if the agreements were terminated as of said dates. At February 3, 2007 and January 28, 2006, the Company reflected other long-term liabilities of $1,444 and $9, respectively, to recognize the fair value of its interest rate swaps.

Changes in the fair value of derivatives qualifying as cash flow hedges are reported in accumulated other comprehensive income (loss). Gains and losses are reclassified into earnings as the underlying hedged item affects earnings, such as when quarterly settlements are made on the hedged forecasted transaction.

At February 3, 2007, it is expected that approximately $191 of net-of-tax losses in accumulated other comprehensive income (loss) will be reclassified into earnings within the next twelve months. As of February 3, 2007, the maximum time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is 53 months.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

12.	INTEREST COSTS

Interest costs for the Company are as follows:

	2006	2005	2004

Interest costs incurred	$107,538	$12,262	$13,539
Interest income	(324)	(122)	(95)
Capitalized interest, net	(71)	(88)	(7)

Interest expense, net	$107,143	$12,052	$13,437

Interest paid	$80,230	$11,853	$12,506

13.	SECURITIZATION OF RECEIVABLES

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

During 2005 and 2004, the Company recognized securitization income of $2,680 and $9,146, respectively. This income was reported as a component of selling, general and administrative expense.

The Company recognized servicing fees, which it reported as a component of selling, general and administrative expense, of $1,989 and $4,415 for 2005 and 2004, respectively. Net credit losses on the total managed credit card receivables were $6,253 and $13,480 for 2005 and 2004, respectively.

14.	COMMITMENTS AND CONTINGENCIES

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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

At February 3, 2007, future minimum lease payments for the fixed, noncancelable terms of operating leases and the present value of net minimum lease payments under capital leases are as follows:

Year	Capital Leases	Operating Leases

2007	$7,224	$89,472
2008	7,375	87,219
2009	7,500	80,855
2010	7,500	71,175
2011	7,500	60,279
2012 and thereafter	89,375	247,367

Total net minimum rentals	$126,474	$636,367

Less: Amount representing interest	(55,082)

Present value of net minimum lease payments, of which $1,936 is due within one year	$71,392

Minimum rental commitments under operating leases are reflected without reduction for rental income due in future years under noncancelable subleases since income under these subleases is immaterial. Some of the store leases contain renewal options ranging from one to fifty-nine years. Included in the minimum lease payments under operating leases are leased vehicles, copiers, fax machines, computer equipment and a related-party commitment with an entity associated with the Company’s majority shareholder of $224 for years 2007 through 2010 and $112 for 2011.

Rental expense consisted of the following:

	2006	2005	2004

Operating leases:
Buildings:
Rental expense	$80,532	$45,243	$43,491
Contingent rentals	9,794	2,967	3,019
Fixtures and equipment	3,408	2,713	1,252
Contingent rentals on capital leases	—	—	15

Totals	$93,734	$50,923	$47,777

Rental expense includes amounts paid to an entity related to the Company’s majority shareholder of $224 for each of 2006, 2005 and 2004.

Selling space has been licensed to certain other retailers (“leased departments”) in many of the Company’s facilities. Future minimum lease payments and rental expense disclosed above are reflected without a reduction for leased departments license income.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

Contingencies

In connection with the acquisition of Carson’s, the Company assumed liability for the following matter but only to the extent it applies to the entities acquired from Saks: On October 25, 2005 the Chapter 7 trustee for the bankruptcy estate of Kleinert’s Inc. filed a complaint against Saks and several of its subsidiaries in the United States Bankruptcy Court for the Southern District of New York. In its initial complaint the plaintiff, as assignee, alleged breach of contract, fraud, and unjust enrichment, among other causes of action, and seeks compensatory and punitive damages due to Saks assessment of alleged improper chargebacks against Kleinert’s Inc. totaling approximately $4,000 which wrongful acts the plaintiff alleges caused the insolvency and bankruptcy of Kleinert’s Inc. On August 15, 2006 the plaintiff, as assignee, filed an amended complaint in which it asserts the following claims, among others: (1) defendants applied improper chargebacks to the accounts payable of Kleinert’s, which led to the extreme financial distress and Kleinert’s eventual bankruptcy and Kleinert’s incurred liabilities and lost profits of at least $100,000 and plaintiff requests punitive damages of no less than $50,000 (conversion claim); (2) from 1998-2003 defendants charged back an amount not less than $4,000 to Kleinert’s and these chargebacks improperly benefited the defendants, and plaintiff requests $4,000 on this claim (unjust enrichment claim); (3) defendants falsely represented that its $4,000 in chargebacks were proper and Kleinert’s reliance on defendants’ misrepresentations caused Kleinert’s to lose not less than $4,000 and caused it to file for bankruptcy resulting in liabilities and lost profits of $100,000, and plaintiff requests punitive damages of no less than $50,000 (fraud claim); (4) defendants wrongfully charged back at least $4,000 and these unwarranted chargebacks assisted Kleinert’s officers and directors in booking fictitious sales revenue and accounts receivable and perpetrating a fraud on Kleinert’s lenders in excess of $25,000, and plaintiff requests punitive damages of no less than $50,000 (fraud claim); (5) defendants used dishonest, improper and unfair means in conducting business with Kleinert’s and interfered with Kleinert’s relationship with its lenders (tortious interference with prospective economic advantage claim); (6) defendants assisted officers of Kleinert’s in breaching their fiduciary duties to Kleinert’s and to its creditors by falsifying borrowing base certificates given to the lenders, and defendants knew that their improper chargeback scheme was assisting these breaches of fiduciary duty by Kleinert’s officers, with respect to which plaintiff requests $100,000 plus $50,000 in punitive damages (aiding and abetting breach of fiduciary duty claim); (7) defendants knew that their improper chargeback scheme was assisting the perpetration of fraud by Kleinert’s officers, and plaintiff requests $100,000 plus $50,000 in punitive damages (aiding and abetting fraud claim); and (8) various fraudulent conveyance claims with respect to which plaintiff requests damages of $4,000.

On December 8, 2005 Adamson Apparel, Inc. filed a purported class action lawsuit against Saks in the United States District Court for the Northern District of Alabama. In its complaint the plaintiff asserts breach of contract claims and alleges that Saks improperly assessed chargebacks, timely payment discounts, and deductions for merchandise returns against members of the plaintiff class. The lawsuit seeks compensatory and incidental damages and restitution. Under the terms of the purchase agreement relating to the acquisition of Carson’s from Saks, the Company may have an obligation to indemnify Saks for any damages incurred by Saks under this lawsuit by Adamson Apparel solely to the extent that such damages relate to the business acquired from Saks.

In addition, the Company is party to legal proceedings and claims that arise during the ordinary course of business.

In the opinion of management, the ultimate outcome of any such litigation and claims, including the two matters detailed above, will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

15.	SHAREHOLDERS’ EQUITY

The Company’s capital structure consists of common stock with one vote per share and Class A common stock with ten votes per share. Transfers of the Company’s Class A common stock are restricted. Upon sale or transfer of ownership or voting rights of Class A common stock to other than permitted transferees, such shares will convert to an equal number of common stock shares. Additionally, the Company has authorized 5,000,000 shares of preferred stock; however, no preferred shares have been issued. Treasury stock is accounted for using the cost method.

16.	COMPREHENSIVE INCOME (LOSS)

The accumulated balances for each classification of other comprehensive income (loss) are as follows:

			Accumulated
	Pension and		Other
	Postretirement	Cash Flow	Comprehensive
	Benefit Plans	Hedges	Income (Loss)

Balance at January 31, 2004	$—	$(1,298)	$(1,298)
Net current period change	—	818	818
Reclassification adjustments for gains (losses) reclassified into income	—	53	53

Balance at January 29, 2005	—	(427)	(427)
Net current period change		422	422

Balance at January 28, 2006	—	(5)	(5)
Net current period change	(313)	(839)	(1,152)
Adjustment for the initial application of SFAS No. 158	2,346	—	2,346

Balance at February 3, 2007	$2,033	$(844)	$1,189

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The related tax effects allocated to each component of accumulated other comprehensive income (loss) are as follows:

	Before-Tax	Tax Benefit	Net-of-Tax
	Amount	(Expense)	Amount

2004:
Cash flow hedges:
Net derivative gain	$1,321	$(503)	$818
Reclassification adjustments for gains reclassified into income	86	(33)	53

Other comprehensive income	1,407	(536)	871

2005:
Cash flow hedges:
Net derivative gain	690	(268)	422

Other comprehensive income	690	(268)	422

2006:
Pension and postretirement benefit plans:
Prior service cost during the period	(18)	7	(11)
Actuarial net loss	(480)	178	(302)

	(498)	185	(313)
Cash flow hedges:
Net derivative loss	(1,444)	605	(839)

Other comprehensive loss	$(1,942)	$790	$(1,152)

17.	STOCK-BASED COMPENSATION

The Company’s Amended and Restated 2000 Stock Incentive and Performance-Based Award Plan (“2000 Stock Plan”), as amended through June 20, 2006, provides for the granting of common stock options, restricted shares and restricted stock units to certain employees, officers, directors, consultants and advisors. A maximum of 2,600,000 shares may be granted under the 2000 Stock Plan, of which 1,180,812 shares remained available as of February 3, 2007. Vesting periods for the awards are at the discretion of the Company’s Board of Directors.

The Company’s Amended and Restated 1991 Stock Option and Restricted Stock Plan (“1991 Stock Plan”), as amended through June 17, 1997, provided for the granting of common stock options, performance-based common stock options as part of a long-term incentive plan for selected officers and restricted shares. A maximum of 1,900,000 shares were available under the 1991 Stock Plan; no shares remain available as of February 3, 2007.

Stock options granted during 2006 were granted with an exercise price equal to the market value of the underlying stock on the grant date, vest over three to four years and have a contractual

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

term of seven years. Stock options granted in 2005 and 2004 generally vest over two to four years and have a contractual term of seven or ten years.

Restricted shares granted during 2006 vest over one to three years. Employees granted restricted shares are not required to pay for the shares; however, they must remain employed with the Company until the restrictions on the shares lapse. Restricted shares granted in 2005 and 2004 generally vest over two to four years.

Restricted stock units granted during 2006, 2005 and 2004 vest over one to two years. Employees and directors who are granted restricted stock units are not required to pay for the shares but must remain employed by the Company, or continue to serve as a member of its Board of Directors, until the restricted stock units vest. In addition, vesting of certain restricted stock units awarded during 2006 is subject to the achievement of specified criteria based on Company performance.

The Company generally issues new stock to satisfy share-based award exercises.

Adoption of SFAS No. 123R

Effective January 29, 2006, the Company adopted SFAS No. 123R, which revised SFAS No. 123. SFAS No. 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period that an employee is required to provide service in exchange for the award. Any awards of liability instruments to employees would be measured at fair value at each reporting date through settlement.

Prior to adopting SFAS No. 123R, the Company followed the intrinsic value method of accounting for stock-based employee compensation in accordance with APB No. 25 and related interpretations. The Company adopted SFAS No. 123R using the modified prospective application method, which requires that provisions of SFAS No. 123R are applied to all share-based awards granted, modified, repurchased or cancelled on January 29, 2006 and thereafter. For those grants made prior to January 29, 2006 that are nonvested and outstanding as of January 29, 2006, the Company started recognizing the remaining unrecognized compensation cost over the remaining service period as required by SFAS No. 123R. Accordingly, the results of prior periods have not been restated.

The following table shows the increase (decrease) effect of adopting SFAS No. 123R on selected reported items:

2006

Income before income taxes	$(2,095)
Net income	(1,345)
Basic earnings per shares	(0.08)
Diluted earnings per share	(0.08)
Cash flows provided by operating activities	(1,062)
Cash flows provided by financing activities	1,062

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The following table illustrates the effect on net income and income per share for grants issued prior to January 29, 2006 had the Company applied the fair value recognition provisions of SFAS No. 123 to those grants in 2005 and 2004:

	2005	2004

Net income, as reported	$26,014	$20,162
Add: Stock-based compensation expense included in net income, net of income tax of $895 and $171 for 2005 and 2004, respectively	1,412	279
Deduct: Total stock-based compensation expense determined under fair-value-based method for all awards, net of income tax of $1,396 and $361 for 2005 and 2004, respectively	(2,174)	(587)

Pro forma net income	$25,252	$19,854

Net income per share:
Basic As reported	$1.61	$1.27
Pro forma	1.56	1.25
Diluted As reported	$1.57	$1.24
Pro forma	1.53	1.22

The compensation cost that has been recorded within SG&A expense for the Company’s share-based award plans was $5,779, $2,307 and $450 for 2006, 2005 and 2004, respectively. The total income tax benefit recognized in the statements of operations for stock-based award compensation was $2,069, $895 and $171 for 2006, 2005 and 2004, respectively.

Cash received from exercise under all share-based payment arrangements was $1,086, $1,442 and $2,312 for 2006, 2005 and 2004, respectively. The excess tax benefit realized for the tax deductions from share-based payment arrangements was $1,062, $1,022 and $889 for 2006, 2005 and 2004, respectively.

Awards with graded vesting are recognized using graded amortization.

Based upon an examination of forfeiture rates for the various classes of stock options, restricted stock units and restricted shares, Company management does not believe that the total number of options or shares that are vested and expected to vest as of February 3, 2007 are materially different from the respective number of options or shares outstanding as of February 3, 2007.

Stock Options

The fair value of each option award was estimated on the grant date using the Black-Scholes option valuation model and the assumptions noted in the following table:

	2006	2005	2004

Weighted average grant date fair value	$13.75	$8.99	$7.76
Weighted average risk-free interest rate	4.9%	4.1%	3.9%
Weighted average expected volatility	51.7%	48.8%	52.4%
Weighted average expected dividend yield	0.3%	0.5%	0.7%
Weighted average expected term (years)	4.6	5.1	7.7

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The risk-free interest rates used in 2006, 2005 and 2004 were based on the zero-coupon U.S. Treasury bond, with a term equal to the expected term of the stock options. The volatility used in 2006, 2005 and 2004 represents the historical volatility of the Company’s common shares over a period that approximates the expected term of the stock options. The expected dividend yields used in 2006, 2005 and 2004 were estimated based on historical dividend yields. The expected terms of options granted in 2006, 2005 and 2004 were estimated using the average of the vesting period and the contractual term, in accordance with guidance provided within SEC Staff Accounting Bulletin No. 107.

The Company’s stock options include stock options granted under the 2000 Stock Plan and the 1991 Stock Plan.

A summary of the stock options under the Company’s stock option plans as of February 3, 2007 and changes during 2006 are presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Shares Under	Average per-Share	Contractual Term	Intrinsic
	Option	Exercise Price	(Years)	Value

Outstanding as of January 28, 2006	546,030	$13.15
Granted	207,500	29.23
Exercised	(134,863)	8.07
Forfeited	(10,000)	19.82

Outstanding as of February 3, 2007	608,667	19.66	6.10	$10,751

Exercisable as of February 3, 2007	211,167	$11.88	5.83	$5,371

The total intrinsic value of options exercised was $2,987, $2,701 and $4,169 during 2006, 2005 and 2004, respectively. As of February 3, 2007, there was $2,414 of total unrecognized compensation cost related to unvested stock options; that cost is expected to be recognized over a weighted average period of 0.95 years.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

Restricted Stock Units

Restricted stock units consist of those units granted under the 2000 Stock Plan. The fair value of each restricted stock unit award is calculated using the stock price at the date of grant. A summary of the restricted stock units as of February 3, 2007 and changes during 2006 are presented below:

			Weighted Average Grant-
	Restricted Stock Units		Date Fair Value
	Performance and		Performance and
	Service Required	Service Required	Service Required	Service Required

Outstanding as of January 28, 2006	—	46,375	$—	$15.09
Granted	20,259	16,849	21.90	24.92

Outstanding as of February 3, 2007	20,259	63,224	21.90	17.71

As of February 3, 2007, all restricted stock units in the above table were vested. As of February 3, 2007, there was no unrecognized compensation cost related to restricted stock units. Vested awards will be settled in shares after certain events and time periods occur, as defined within the terms of the restricted stock unit grant agreements.

The total fair value of restricted stock units vested during 2006, 2005 and 2004 was $1,385, $414 and $414, respectively.

The weighted-average grant date fair value of restricted stock units granted during 2006, 2005 and 2004 was $23.27 per unit, $17.89 per unit, and $13.05 per unit, respectively.

The Company pays cash dividend equivalents on most outstanding restricted stock units.

Restricted Shares

The Company’s restricted shares consist of restricted shares granted under the 2000 Stock Plan. The fair value of each restricted share award is calculated using the stock price at the date of grant. A summary of the restricted share awards as of February 3, 2007 and changes during 2006 are presented below:

		Weighted Average
		Grant-Date Fair
	Restricted Shares	Value

Nonvested as of January 28, 2006	471,647	$17.58
Granted	149,269	27.86
Forfeited	(10,500)	17.86

Nonvested as of February 3, 2007	610,416	20.09

As of February 3, 2007, there was $6,731 of total unrecognized compensation cost related to restricted shares that is expected to be recognized over a weighted average period of 2.32 years.

No restricted shares vested during 2006. The total fair value of shares vested during 2005 and 2004 was $907 and $659, respectively.

The Company pays cash dividends on all outstanding restricted shares.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

18.	INCOME TAXES

Components of the income tax provision were as follows:

	2006	2005	2004

Current:
Federal	$31,915	$30,780	$3,300
State	3,730	2,335	1,265

Total current	35,645	33,115	4,565

Deferred:
Federal	(8,838)	(24,235)	7,591
State	(7,166)	3,249	(276)

Total deferred	(16,004)	(20,986)	7,315

Income tax provision	$19,641	$12,129	$11,880

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

Components of gross deferred tax assets and liabilities were comprised of the following:

	February 3,	January 28,
	2007	2006

Deferred tax assets:
Net operating losses	$60,446	$53,119
Property, fixtures and equipment	14,774	11,454
Accrued expenses	9,534	7,840
Inventories	15,122	7,541
Rent amortization	9,123	6,498
Deferred revenue	5,334	6,036
Alternative minimum tax credits	2,064	2,064
Bad debt reserve	536	671
Asset write-down	994	507
Sale and leaseback	697	651
Equity compensation	3,486	942
Other	1,139	405

Gross deferred tax assets	123,249	97,728
Less: Valuation allowance	(25,419)	(43,910)

Total gross deferred tax assets	97,830	53,818

Deferred tax liabilities:
Intangibles	(1,190)	—
Pension obligations	(2,104)	—
Other	(92)	(239)

Total gross deferred tax liabilities	(3,386)	(239)

Net deferred tax assets	$94,444	$53,579

In assessing the realizability of the deferred tax assets, the Company considered whether it was more-likely-than-not that the deferred tax assets will not be realized. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies and limitations pursuant to Section 382 of the Internal Revenue Code (“Section 382”). As a result, a valuation allowance of $25,419 and $43,910 was recorded at February 3, 2007 and January 28, 2006, respectively. If actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to adjust its valuation allowance, which could materially impact its financial position and results of operations.

At February 3, 2007, the Company had federal and state net operating loss carry-forwards of $95,900 and $291,025, respectively, which are available to offset future federal and state taxable income, subject to certain limitations imposed by Section 382. These net operating losses will expire at various dates from 2007 through 2026.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The Company has alternative minimum tax credits of $2,064 as February 3, 2007 and January 28, 2006, the use of which is subject to the limitations imposed by Section 382. The Company acquired these credits in connection with the acquisition of Elder-Beerman. These credits can be carried-forward indefinitely.

A valuation allowance reduction of $17,397 was recorded in 2006 in connection with purchase accounting for the acquisition of Carson’s, representing a reduction in the Company’s pre-acquisition valuation allowances against certain net operating losses acquired as part of the October 2003 acquisition of Elder-Beerman. The valuation allowance reduction was recorded pursuant to the projection of additional net operating loss utilization based on the expected accretive impact from Carson’s on the Company’s long-term pre-tax income.

A reconciliation of the statutory federal income tax rate to the effective tax rate is presented below:

	2006	2005	2004

Tax at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.8	4.1	3.1
Valuation allowance changes, net	(6.7)	(4.8)	—
Changes in state deferred tax rate	(0.6)	(1.4)	(2.3)
Other, net	1.0	(1.1)	1.3

Effective tax rate	29.5%	31.8%	37.1%

In 2006, 2005 and 2004, the Company made income tax payments (net of refunds) of $16,610, $10,125 and $14,442, respectively.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

19.	QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended
	April 29,	July 29,	October 28,	February 3,
2006:	2006	2006	2006	2007

Net sales	$561,774	$746,772	$804,100	$1,249,633
Other income	14,813	19,974	22,859	35,885

	576,587	766,746	826,959	1,285,518

Costs and expenses:
Costs of merchandise sold	351,580	485,933	509,829	771,420
Selling, general and administrative	199,780	258,361	273,581	324,750
Depreciation and amortization	18,514	26,823	28,756	29,096
Amortization of lease-related interests	702	1,046	831	1,141

Income (loss) from operations	6,011	(5,417)	13,962	159,111
Interest expense, net	23,868	27,285	27,929	28,061

Income (loss) before income taxes	(17,857)	(32,702)	(13,967)	131,050
Income tax provision (benefit)	(7,022)	(12,927)	(3,066)	42,656
Net income (loss)	$(10,835)	$(19,775)	$(10,901)	$88,394

Per Share Amounts — Basic:
Net income (loss)	$(0.66)	$(1.20)	$(0.66)	$5.37

Basic weighted average shares outstanding	16,389,962	16,430,971	16,439,314	16,461,968
Diluted:
Net income (loss)	$(0.66)	$(1.20)	$(0.66)	$5.20

Diluted weighted average shares outstanding	16,389,962	16,430,971	16,439,314	16,986,165

The quarter ended April 29, 2006 includes results of the acquired Carson’s operations beginning March 5, 2006 and, reflected in interest expense, net, charges of $2,319 for the write-off of fees associated with the Company’s previous revolving credit agreement and $4,500 for fees associated with a bridge facility required in connection with the financing of the Carson’s acquisition.

The quarter ended February 3, 2007 represents a fourteen week period and includes the results of the acquired Parisian stores beginning October 29, 2006.

The quarters ended April 29, 2006, July 29, 2006, October 28, 2006 and February 3, 2007 include integration costs of $4,405, $3,753, $3,729 and $3,682, respectively, recorded within selling, general and administrative expense.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The quarters ended October 28, 2006 and February 3, 2007 include asset impairment charges of $1,000 and $1,923, respectively, recorded within depreciation and amortization expense.

The quarter ended February 3, 2007 includes a state tax benefit of $4,100 recorded within income tax provision.

	Quarter Ended
	April 30,	July 30,	October 29,	January 28,
2005:	2005	2005	2005	2006

Net sales	$262,533	$274,346	$285,676	$464,615
Other income	2,158	1,814	2,126	14,327

	264,691	276,160	287,802	478,942

Costs and expenses:
Costs of merchandise sold	167,415	174,048	189,229	291,479
Selling, general and administrative	94,664	93,425	97,759	121,297
Depreciation and amortization	6,260	7,411	7,277	6,297
Amortization of lease-related interests	173	173	231	262

Income (loss) from operations	(3,821)	1,103	(6,694)	59,607
Interest expense, net	3,306	3,600	2,804	2,342

Income (loss) before income taxes	(7,127)	(2,497)	(9,498)	57,265
Income tax provision (benefit)	(2,715)	(1,052)	(3,198)	19,094

Net income (loss)	$(4,412)	$(1,445)	$(6,300)	$38,171

Per Share Amounts — Basic:
Net income (loss)	$(0.27)	$(0.09)	$(0.39)	$2.34

Basic weighted average shares outstanding	16,122,555	16,186,097	16,218,717	16,290,287
Diluted:
Net income (loss)	$(0.27)	$(0.09)	$(0.39)	$2.30

Diluted weighted average shares outstanding	16,122,555	16,186,097	16,218,717	16,620,234

In connection with the sale of the proprietary credit card portfolio, the Company recorded pre-tax charges of $1,187, $1,008 and $74 in the quarters ended July 30, 2005, October 29, 2005 and January 28, 2006, respectively. Such amounts include the loss on the sale, costs associated with involuntary termination benefits and contract terminations, and accelerated depreciation.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The quarter ended January 28, 2006 includes an income tax benefit adjustment of approximately $2,200 principally associated with a net reduction of the income tax valuation allowances that were established in connection with the October 2003 purchase of Elder-Beerman, partially offset by the income tax impact from the sale of the proprietary credit card portfolio.

20.	GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

On March 6, 2006, The Bon-Ton Department Stores, Inc., a wholly owned subsidiary of the Company, entered into an Indenture with The Bank of New York, as trustee, under which The Bon-Ton Department Stores, Inc. issued approximately $510,000 aggregate principal amount of its 10 1/4% Senior Notes due 2014 (see Note 10). The Notes are guaranteed on a senior unsecured basis by the Company and by each of the Company’s subsidiaries that is an obligor under the New Senior Secured Credit Facility.

The condensed consolidating financial information for the Company, the Company’s guarantor subsidiaries and the Company’s non-guarantor subsidiaries as of February 3, 2007 and January 28, 2006 and for 2006, 2005 and 2004 as presented below have been prepared from the books and records maintained by the Company and the guarantor and non-guarantor subsidiaries. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the guarantor and non-guarantor subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from affiliates will exist at any time.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The Bon-Ton Stores, Inc.
Condensed Consolidating Balance Sheet
February 3, 2007

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$7,122	$17,610	$—	$—	$24,733
Merchandise inventories	—	262,532	524,955	—	—	787,487
Prepaid expenses and other current assets	—	40,240	43,016	1,475	—	84,731
Deferred income taxes	—	2,038	15,820	—	—	17,858

Total current assets	1	311,932	601,401	1,475	—	914,809

Property, fixtures and equipment at cost, net	—	158,582	407,556	331,748	—	897,886
Deferred income taxes	—	11,145	63,061	2,380	—	76,586
Goodwill	—	2,965	24,412	—	—	27,377
Intangible assets, net	—	2,599	174,101	—	—	176,700
Investment in and advances to (from) affiliates	348,426	796,500	315,038	(586)	(1,459,378)	—
Other long-term assets	—	26,861	11,338	3,242	—	41,441

Total assets	$348,427	$1,310,584	$1,596,907	$338,259	$(1,459,378)	$2,134,799

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$209,742	$—	$—	$—	$209,742
Accrued payroll and benefits	—	16,801	51,633	—	—	68,434
Accrued expenses	—	65,762	112,880	—	—	178,642
Current maturities of long-term debt and obligations under capital leases	—	—	1,936	5,555	—	7,491
Income taxes payable	2,031	(7,428)	52,575	908	—	48,086

Total current liabilities	2,031	284,877	219,024	6,463	—	512,395
Long-term debt and obligations under capital leases, less current maturities	—	853,300	69,456	266,869	—	1,189,625
Other long-term liabilities	—	29,417	56,966	—	—	86,383

Total liabilities	2,031	1,167,594	345,446	273,332	—	1,788,403

Shareholders’ equity	346,396	142,990	1,251,461	64,927	(1,459,378)	346,396

Total liabilities and shareholders’ equity	$348,427	$1,310,584	$1,596,907	$338,259	$(1,459,378)	$2,134,799

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The Bon-Ton Stores, Inc.
Condensed Consolidating Balance Sheet
January 28, 2006

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$10	$7,455	$2,306	$—	$—	$9,771
Merchandise inventories	—	154,126	130,458	—	—	284,584
Prepaid expenses and other current assets	—	22,587	5,825	—	—	28,412
Deferred income taxes	—	4,036	3,090	—	—	7,126

Total current assets	10	188,204	141,679	—	—	329,893

Property, fixtures and equipment at cost, net	—	126,506	22,321	18,852	—	167,679
Deferred income taxes	—	2,156	44,035	262	—	46,453
Goodwill	—	2,965	—	—	—	2,965
Intangible assets, net	—	2,850	2,163	—	—	5,013
Investment in and advances to (from) affiliates	296,979	(33,327)	(51,569)	210	(212,293)	—
Other long-term assets	—	8,498	138	704	—	9,340

Total assets	$296,989	$297,852	$158,767	$20,028	$(212,293)	$561,343

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$87,318	$—	$—	$—	$87,318
Accrued payroll and benefits	—	15,267	3,719	—	—	18,986
Accrued expenses	—	26,560	26,132	—	—	52,692
Current maturities of long-term debt and obligations under capital leases	—	—	74	961	—	1,035
Income taxes payable	4,895	13,285	8,437	126	—	26,743

Total current liabilities	4,895	142,430	38,362	1,087	—	186,774
Long-term debt and obligations under capital leases, less current maturities	—	26,550	24	15,941	—	42,515
Other long-term liabilities	—	31,379	8,581	—	—	39,960

Total liabilities	4,895	200,359	46,967	17,028	—	269,249

Shareholders’ equity	292,094	97,493	111,800	3,000	(212,293)	292,094

Total liabilities and shareholders’ equity	$296,989	$297,852	$158,767	$20,028	$(212,293)	$561,343

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
2006

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$645,159	$2,717,120	$—	$—	$3,362,279
Other income	—	21,197	72,334	—	—	93,531

	—	666,356	2,789,454	—	—	3,455,810
Costs and expenses:
Costs of merchandise sold	—	429,885	1,688,877	—	—	2,118,762
Selling, general and administrative	2	213,490	879,773	12	(36,805)	1,056,472
Depreciation and amortization	—	27,526	64,846	10,817	—	103,189
Amortization of lease-related interests	—	470	3,250	—	—	3,720

(Loss) income from operations	(2)	(5,015)	152,708	(10,829)	36,805	173,667
Other income (expense):
Intercompany interest income	1,700	—	—	—	(1,700)	—
Intercompany rental and royalty income	—	—	10,606	26,199	(36,805)	—
Equity in earnings (losses) of subsidiaries	64,826	150,035	—	—	(214,861)	—
Interest expense, net	—	(80,194)	(11,978)	(16,671)	1,700	(107,143)

Income (loss) before income taxes	66,524	64,826	151,336	(1,301)	(214,861)	66,524
Income tax provision (benefit)	19,641	18,936	56,297	(541)	(74,692)	19,641

Net income (loss)	$46,883	$45,890	$95,039	$(760)	$(140,169)	$46,883

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
2005

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$670,003	$617,167	$—	$—	$1,287,170
Other income	—	11,337	9,088	—	—	20,425

	—	681,340	626,255	—	—	1,307,595
Costs and expenses:
Costs of merchandise sold	—	427,645	394,526	—	—	822,171
Selling, general and administrative	7	216,725	205,072	(208)	(14,451)	407,145
Depreciation and amortization	—	21,034	5,021	1,190	—	27,245
Amortization of lease-related interests	—	622	217	—	—	839

(Loss) income from operations	(7)	15,314	21,419	(982)	14,451	50,195
Other income (expense):
Intercompany interest income	10,197	—	—	—	(10,197)	—
Intercompany rental and royalty income	—	—	11,804	2,647	(14,451)	—
Equity in earnings (losses) of subsidiaries	27,953	28,266	—	—	(56,219)	—
Interest expense, net	—	(15,627)	(4,732)	(1,890)	10,197	(12,052)

Income (loss) before income taxes	38,143	27,953	28,491	(225)	(56,219)	38,143
Income tax provision (benefit)	12,129	7,234	11,510	(81)	(18,663)	12,129

Net income (loss)	$26,014	$20,719	$16,981	$(144)	$(37,556)	$26,014

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
2004

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$679,037	$631,335	$—	$—	$1,310,372
Other income	—	4,941	4,310	—	—	9,251

	—	683,978	635,645	—	—	1,319,623
Costs and expenses:
Costs of merchandise sold	—	428,208	402,206	—	—	830,414
Selling, general and administrative	8	225,242	213,736	1	(23,066)	415,921
Depreciation and amortization	—	19,972	6,116	1,190	—	27,278
Amortization of lease-related interests	—	422	109	—	—	531

(Loss) income from operations	(8)	10,134	13,478	(1,191)	23,066	45,479
Other income (expense):
Intercompany interest income	10,197	—	—	—	(10,197)	—
Intercompany rental and royalty income	—	—	20,418	2,648	(23,066)	—
Equity in earnings (losses) of subsidiaries	21,853	27,774	—	—	(49,627)	—
Interest expense, net	—	(16,055)	(5,801)	(1,778)	10,197	(13,437)

Income (loss) before income taxes	32,042	21,853	28,095	(321)	(49,627)	32,042
Income tax provision (benefit)	11,880	7,648	10,704	(122)	(18,230)	11,880

Net income (loss)	$20,162	$14,205	$17,391	$(199)	$(31,397)	$20,162

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Cash Flows
2006

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:	$607	$315,146	$65,165	$8,312	$(271,567)	$117,663

Cash flows from investing activities:
Capital expenditures	—	(61,980)	(38,997)	—	—	(100,977)
Acquisitions, net of cash acquired	—	(1,073,295)	—	—	—	(1,073,295)
Proceeds from sale of property, fixtures and equipment	—	1,750	766	—	—	2,516

Net cash used in investing activities	—	(1,133,525)	(38,231)	—	—	(1,171,756)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(961,605)	(1,705)	(4,478)	—	(967,788)
Proceeds from issuance of long-term debt	—	1,788,355	—	260,000	—	2,048,355
Intercompany financing activity	—	(616)	(9,925)	(261,026)	271,567	—
Cash dividends paid	(1,702)	—	—	—	—	(1,702)
Proceeds from stock options exercised	1,086	—	—	—	—	1,086
Excess tax benefit from share-based compensation	—	1,062	—	—	—	1,062
Deferred financing costs paid	—	(25,031)	—	(2,808)	—	(27,839)
Increase in bank overdraft balances	—	15,881	—	—	—	15,881

Net cash (used in) provided by financing activities	(616)	818,046	(11,630)	(8,312)	271,567	1,069,055

Net (decrease) increase in cash and cash equivalents	(9)	(333)	15,304	—	—	14,962

Cash and cash equivalents at beginning of period	10	7,455	2,306	—	—	9,771

Cash and cash equivalents at end of period	$1	$7,122	$17,610	$—	$—	$24,733

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Cash Flows
2005

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:	$234	$141,784	$32,495	$665	$(21,354)	$153,824

Cash flows from investing activities:
Capital expenditures	—	(15,032)	(14,147)	—	—	(29,179)
Acquisition, net of cash acquired	—	(2,054)	—	—	—	(2,054)
Proceeds from sale of property, fixtures and equipment	—	249	2,056	209	—	2,514

Net cash (used in) provided by investing activities	—	(16,837)	(12,091)	209	—	(28,719)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(447,694)	(745)	(874)	—	(449,313)
Proceeds from issuance of long-term debt	—	312,700	—	—	—	312,700
Intercompany financing activity	—	(226)	(21,128)	—	21,354	—
Cash dividends paid	(1,668)	—	—	—	—	(1,668)
Proceeds from stock options exercised	1,442	—	—	—	—	1,442
Deferred financing costs paid	—	(336)	—	—	—	(336)
Increase (decrease) in bank overdraft balances	—	3,190	(4,257)	—	—	(1,067)

Net cash used in financing activities	(226)	(132,366)	(26,130)	(874)	21,354	(138,242)

Net increase (decrease) in cash and cash equivalents	8	(7,419)	(5,726)	—	—	(13,137)

Cash and cash equivalents at beginning of period	2	14,874	8,032	—	—	22,908

Cash and cash equivalents at end of period	$10	$7,455	$2,306	$—	$—	$9,771

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Cash Flows
2004

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:	$(718)	$12,563	$36,475	$718	$(20,385)	$28,653

Cash flows from investing activities:
Capital expenditures	—	(24,167)	(7,356)	—	—	(31,523)
Acquisition, net of cash acquired	—	(185)	—	—	—	(185)
Proceeds from sale of property, fixtures and equipment	—	150	140	—	—	290

Net cash used in investing activities	—	(24,202)	(7,216)	—	—	(31,418)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(380,823)	(1,823)	(718)	—	(383,364)
Proceeds from issuance of long-term debt	—	388,900	—	—	—	388,900
Intercompany financing activity	—	710	(21,095)	—	20,385	—
Cash dividends paid	(1,602)	—	—	—	—	(1,602)
Proceeds from stock options exercised	2,312	—	—	—	—	2,312
Deferred financing costs paid	—	(526)	—	—	—	(526)
Increase (decrease) in bank overdraft balances	—	4,937	(2,819)	—	—	2,118

Net cash provided by (used in) financing activities	710	13,198	(25,737)	(718)	20,385	7,838

Net (decrease) increase in cash and cash equivalents	(8)	1,559	3,522	—	—	5,073

Cash and cash equivalents at beginning of period	10	13,315	4,510	—	—	17,835

Cash and cash equivalents at end of period	$2	$14,874	$8,032	$—	$—	$22,908

21.	SUBSEQUENT EVENTS

On March 29, 2007, the Company announced a quarterly cash dividend of $0.05 per share on Class A common stock and common stock, payable May 1, 2007 to shareholders of record as of April 16, 2007.

Schedule II: VALUATION AND QUALIFYING ACCOUNTS
THE BON-TON STORES, INC. AND SUBSIDIARIES

	Balance at	Charged to						Balance at
	Beginning	Costs &						End of
Classification	of Period	Expenses		Deductions		Other		Period

Year ended January 29, 2005:
Allowances for doubtful accounts and sales returns	$6,132,000	$13,520,000	(1)	$(13,480,000	)(2)	$—		$6,172,000
Accrual for sales returns	$1,339,000	$—		$(141,000)		$—		$1,198,000
Year ended January 28, 2006:
Allowances for doubtful accounts and sales returns	$6,172,000	$6,225,000	(1)	$(6,258,000	)(2)	$(6,139,000	)(3)	$—
Accrual for sales returns	$1,198,000	$—		$(290,000)		$3,172,000	(3)	$4,080,000
Year ended February 3, 2007:
Accrual for sales returns	$4,080,000	$—		$(2,605,000)		$10,044,000	(4)	$11,519,000

NOTES:

(1)	Provision for merchandise returns and loss on credit sales.

(2)	Uncollectible accounts written off, net of recoveries.

(3)	Adjustment related to the proprietary credit card portfolio sale to HSBC Bank Nevada, N.A.

(4)	Adjustment represents acquisition purchase accounting.

EXHIBIT INDEX

Exhibit		Description

10	.2(b)	First Amendment to Employment Agreement with David B. Zant
10.14		The Bon-Ton Stores, Inc. Deferred Compensation Plan
10.16		The Bon-Ton Stores, Inc. Change of Control and Material Transaction Severance Plan for Certain Employees of Acquired Employers
10	.22(c)	Second Amendment to the Credit Card Program Agreement
10	.28(c)	Amendment No. 2 to Amended and Restated Transition Services Agreement between Saks Incorporated and The Bon-Ton Stores, Inc.
10	.29(a)	Carson Pirie Scott & Co. Supplemental Executive Retirement Plan
10	.29(b)	First Amendment to the Carson Pirie Scott & Co. Supplemental Executive Retirement Plan
10	.31(a)	Private Brands Agreement between The Bon-Ton Stores, Inc. and Belk, Inc.
10	.31(b)	Amendment No. 1 to the Private Brands Agreement between The Bon-Ton Stores, Inc. and Belk, Inc.
21		Subsidiaries of the Registrant
23		Consent of KPMG LLP
31.1		Certification of Byron L. Bergren
31.2		Certification of Keith E. Plowman
32		Certification Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934