Form 10-Q
period 2007-05-05
BON TON STORES INC
filed 2007-06-13
CIK 878079

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarter ended May 5, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 1, 2007, there were 14,182,634 shares of Common Stock, $.01 par value, and 2,951,490 shares of Class A Common Stock, $.01 par value, outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE BON-TON STORES, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)	May 5,	February 3,
(Unaudited)	2007	2007

Assets
Current assets:
Cash and cash equivalents	$24,391	$24,733
Merchandise inventories	824,571	787,487
Prepaid expenses and other current assets	93,677	84,731
Deferred income taxes	17,858	17,858

Total current assets	960,497	914,809

Property, fixtures and equipment at cost, net of accumulated depreciation and amortization of $334,284 and $311,160 at May 5, 2007 and February 3, 2007, respectively	880,381	897,886
Deferred income taxes	76,873	76,586
Goodwill	27,824	27,377
Intangible assets, net of accumulated amortization of $14,487 and $12,087 at May 5, 2007 and February 3, 2007, respectively	174,300	176,700
Other long-term assets	40,132	41,441

Total assets	$2,160,007	$2,134,799

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$229,882	$209,742
Accrued payroll and benefits	47,781	68,434
Accrued expenses	141,215	178,642
Current maturities of long-term debt	5,368	5,555
Current maturities of obligations under capital leases	1,948	1,936
Income taxes payable	—	48,086

Total current liabilities	426,194	512,395

Long-term debt, less current maturities	1,246,953	1,120,169
Obligations under capital leases, less current maturities	68,955	69,456
Other long-term liabilities	99,827	86,383

Total liabilities	1,841,929	1,788,403

Contingencies (Note 8)

Shareholders’ equity:
Preferred Stock — authorized 5,000,000 shares at $0.01 par value; no shares issued	—	—
Common Stock — authorized 40,000,000 shares at $0.01 par value; issued shares of 14,520,434 and 14,469,196 shares at May 5, 2007 and February 3, 2007, respectively	145	145
Class A Common Stock — authorized 20,000,000 shares at $0.01 par value; issued and outstanding shares of 2,951,490 at May 5, 2007 and February 3, 2007	30	30
Treasury stock, at cost - 337,800 shares at May 5, 2007 and February 3, 2007	(1,387)	(1,387)
Additional paid-in-capital	133,104	130,875
Accumulated other comprehensive income	798	1,189
Retained earnings	185,388	215,544

Total shareholders’ equity	318,078	346,396

Total liabilities and shareholders’ equity	$2,160,007	$2,134,799

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	THIRTEEN
	WEEKS ENDED
(In thousands except share and per share data)	May 5,	April 29,
(Unaudited)	2007	2006

Net sales	$737,561	$561,774
Other income	22,646	14,813

	760,207	576,587

Costs and expenses:
Costs of merchandise sold	490,672	351,580
Selling, general and administrative	260,132	199,780
Depreciation and amortization	26,960	18,514
Amortization of lease-related interests	1,229	702

(Loss) income from operations	(18,786)	6,011
Interest expense, net	27,469	23,868

Loss before income taxes	(46,255)	(17,857)
Income tax benefit	(16,956)	(7,022)

Net loss	$(29,299)	$(10,835)

Per share amounts –
Basic:
Net loss	$(1.78)	$(0.66)

Basic weighted average shares outstanding	16,481,756	16,389,962

Diluted:
Net loss	$(1.78)	$(0.66)

Diluted weighted average shares outstanding	16,481,756	16,389,962
The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	THIRTEEN
	WEEKS ENDED
(In thousands)	May 5,	April 29,
(Unaudited)	2007	2006

Cash flows from operating activities:
Net loss	$(29,299)	$(10,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,960	18,514
Amortization of lease-related interests	1,229	702
Share-based compensation expense	1,702	749
Excess tax benefit from share-based compensation	(175)	(832)
Gain on sale of property, fixtures and equipment	(534)	(558)
Amortization of deferred financing costs	977	3,199
Amortization of deferred gain on sale of proprietary credit card portfolio	(603)	(603)
Changes in operating assets and liabilities, net of effect of acquisition:
Increase in merchandise inventories	(37,084)	(29,280)
Increase in prepaid expenses and other current assets	(8,946)	(19,269)
Decrease in other long-term assets	583	564
Increase (decrease) in accounts payable	20,808	(19,733)
(Decrease) increase in accrued payroll and benefits and accrued expenses	(53,717)	30,419
Decrease in income taxes payable	(47,911)	(15,371)
Increase (decrease) in other long-term liabilities	13,807	(1,398)

Net cash used in operating activities	(112,203)	(43,732)

Cash flows from investing activities:
Capital expenditures	(11,135)	(15,220)
Acquisition, net of cash acquired	(51)	(1,055,527)
Proceeds from sale of property, fixtures and equipment	2,551	535

Net cash used in investing activities	(8,635)	(1,070,212)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(179,789)	(205,947)
Proceeds from issuance of long-term debt	305,897	1,359,110
Cash dividends paid	(857)	(422)
Proceeds from stock options exercised	352	546
Excess tax benefit from share-based compensation	175	832
Deferred financing costs paid	(253)	(27,549)
(Decrease) increase in bank overdraft balances	(5,029)	576

Net cash provided by financing activities	120,496	1,127,146

Net (decrease) increase in cash and cash equivalents	(342)	13,202

Cash and cash equivalents at beginning of period	24,733	9,771

Cash and cash equivalents at end of period	$24,391	$22,973

Supplemental Cash Flow Information:
Interest paid	$39,134	$9,488
Net income taxes paid	$39,625	$15,640
The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other
		Class A		Additional	Compre-
(In thousands except per share data)	Common	Common	Treasury	Paid-in	hensive	Retained
(Unaudited)	Stock	Stock	Stock	Capital	Income	Earnings	Total

BALANCE AT FEBRUARY 3, 2007	$145	$30	$(1,387)	$130,875	$1,189	$215,544	$346,396

Comprehensive loss (Note 9):
Net loss	—	—	—	—	—	(29,299)	(29,299)
Pension plan, net of $29 tax effect					51		51
Change in fair value of cash flow hedges, net of $316 tax effect	—	—	—	—	(442)	—	(442)

Total comprehensive loss							(29,690)

Dividends to shareholders, $0.05 per share	—	—	—	—	—	(857)	(857)
Stock options exercised	—	—	—	352	—	—	352
Share-based compensation expense	—	—	—	1,702	—	—	1,702
Excess tax benefit from share-based compensation	—	—	—	175	—	—	175

BALANCE AT MAY 5, 2007	$145	$30	$(1,387)	$133,104	$798	$185,388	$318,078

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
1. BASIS OF PRESENTATION
     The Bon-Ton Stores, Inc., a Pennsylvania corporation, was incorporated on January 31, 1996 as the successor of a company incorporated on January 31, 1929. The Bon-Ton Stores, Inc. operates, through its subsidiaries, 277 department stores, including eight furniture galleries, in 23 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson Pirie Scott, Elder-Beerman, Herberger’s and Younkers nameplates and, under the Parisian nameplate, stores in the Detroit, Michigan area. The Bon-Ton Stores, Inc. conducts its operations through one business segment.
     The accompanying unaudited consolidated financial statements include the accounts of The Bon-Ton Stores, Inc. and all of its wholly owned subsidiaries (collectively, the “Company”). All intercompany transactions and balances have been eliminated in consolidation.
     The unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation of interim periods have been included. The Company’s business is seasonal in nature and results of operations for the interim periods presented are not necessarily indicative of results for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.
     All references to the “first quarter of 2007” and the “first quarter of 2006” are to the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively. All references to “2007” and “2006” are to the fifty-two weeks ending February 2, 2008 and the fifty-three weeks ended February 3, 2007, respectively.
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
Adoption of New Accounting Pronouncement
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 prescribes a recognition and derecognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires that the Company recognize, in the financial statements, the impact of a tax position if that position is more likely than not of being sustained under audit, based on the technical merits of the position.
     The Company adopted FIN No. 48 effective February 4, 2007, and, as a result, was not required to adjust its existing reserves for uncertain tax positions. As of the date of adoption, the Company had $18,275 of gross unrecognized tax benefits and $1,332 of interest reserves on those unrecognized benefits. The amount of unrecognized tax benefits that would impact the Company’s effective tax rate if recognized, inclusive of the related interest, is $12,377. There are currently no pending settlements with the taxing authorities that would cause the Company to decrease its tax reserves within the next twelve months.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
     It is the Company’s policy to record interest on unrecognized tax benefits and assessments as income tax expense. Management is of the opinion that penalties are not applicable on any of the Company’s uncertain tax positions. The tax years ending January 31, 2004 through the present are open to examination by taxing jurisdictions to which the Company is subject.
Future Accounting Changes
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for years beginning after November 15, 2007. The Company is in the process of evaluating what effect, if any, adoption of SFAS No. 157 may have on the consolidated financial statements.
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

	THIRTEEN
	WEEKS ENDED
	May 5,	April 29,
	2007	2006

Basic calculation	16,481,756	16,389,962
Effect of dilutive shares –
Restricted shares and restricted stock units	—	—
Options	—	—

Diluted calculation	16,481,756	16,389,962

     The following securities were antidilutive and, therefore, were not included in the computation of diluted EPS for the periods indicated:

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

	THIRTEEN
	WEEKS ENDED
	May 5,	April 29,
	2007	2006

Antidilutive shares –

Restricted shares and restricted stock units	701,893	526,165

Options	637,626	510,919
     Certain of the securities noted above were excluded from the computation of dilutive shares solely due to the Company’s net loss position in the thirteen weeks ended May 5, 2007 and April 29, 2006. The following table shows the approximate effect of dilutive securities had the Company reported a profit for these periods:

	THIRTEEN
	WEEKS ENDED
	May 5,	April 29,
	2007	2006

Effect of dilutive securities –

Restricted shares and restricted stock units	402,042	201,366
Options	238,303	64,770
3. CARSON’S ACQUISITION
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
     During the first quarter of 2007, the Company made its final purchase accounting allocations in accordance with SFAS No. 141, “Business Combinations.” Additional professional fees increased the total purchase price by $51, property, fixtures and equipment was reduced by $397 due to a valuation adjustment, and, as a result of those adjustments, goodwill increased by $448. The final purchase price and purchase price allocation is reflected in the following table:

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
Final Purchase Price

Cash purchase	$1,040,188
Carson’s severance	514
Professional fees incurred	11,863

Total	$1,052,565

Final Purchase Price Allocation

Cash and cash equivalents	$3,110
Merchandise inventories	455,207
Prepaid expenses	33,687
Property, fixtures and equipment	724,447
Deferred income taxes	21,951
Goodwill	24,860
Intangible assets	178,180
Other assets	9,040

Total assets acquired	1,450,482

Accounts payable	(158,860)
Accrued payroll and benefits	(34,560)
Other accrued expenses	(79,088)
Obligations under capital leases	(73,000)
Other liabilities	(52,409)

Total liabilities assumed	(397,917)

Net assets acquired	$1,052,565

4. SUPPLEMENTAL BALANCE SHEET INFORMATION
     Prepaid expenses and other current assets were comprised of the following:

	May 5,	February 3,
	2007	2007

Landlord receivables	$1,073	$15,000
Prepaid expenses	39,903	29,527
Other	52,701	40,204

Total	$93,677	$84,731

5. INTEGRATION ACTIVITIES
     In connection with the acquisition of Carson’s in March 2006, the Company developed integration plans, including the transfer of Bon-Ton’s existing merchandising and marketing functions to Carson’s former headquarters in Milwaukee, Wisconsin, resulting in involuntary terminations. The Company expects to pay the balance of the involuntary termination costs by November 3, 2007.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
     In connection with the acquisition of The Elder-Beerman Stores Corp. in October 2003, the Company developed integration plans resulting in lease terminations. The liability balance for lease terminations will be paid over the remaining contract periods ending in 2030.
     Activities during the first quarter of 2007 related to these integration activities are as follows:

	Termination	Lease
	Benefits	Termination	Total

Balance as of February 3, 2007	$333	$987	$1,320
Provision	24	—	24
Payments	(205)	(20)	(225)

Balance as of May 5, 2007	$152	$967	$1,119

     The above provision was included within selling, general and administrative (“SG&A”) expense.
6. EXIT OR DISPOSAL ACTIVITIES
     On February 24, 2007, the Company closed its Carson Pirie Scott store at One South State Street in Chicago, Illinois. In connection with the closing of this store, the Company developed plans resulting in involuntary associate termination benefits and other closing costs of $2,934 and $1,432, respectively. During 2006, the Company recognized $2,436 and $273 of the total expected termination benefits and other costs, respectively. Activities during the first quarter of 2007 related to these costs are as follows:

	Termination	Other
	Benefits	Costs	Total

Balance as of February 3, 2007	$2,436	$—	$2,436
Provision	498	1,159	1,657
Payments	(2,914)	(1,159)	(4,073)

Balance as of May 5, 2007	$20	$—	$20

     The Company expects to pay the balance of the termination benefits during the thirteen weeks ending August 4, 2007. The above provision was included in SG&A expense.
     The following table summarizes other exit or disposal activities during the first quarter of 2007 related to the closing of three stores and a distribution center in the period, accrued transition services agreement costs related to the Carson’s acquisition in 2006, accrued lease termination costs related to a store closed in January 2006 and accrued costs related to the sale of the Company’s credit card accounts in July 2005:

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

	Termination	Lease	Contract	Other
	Benefits	Termination	Termination	Costs	Total

Balance as of February 3, 2007	$341	$344	$32	$231	$948

Provision	664	—	—	189	853

Payments	(639)	(90)	(21)	(420)	(1,170)

Balance as of May 5, 2007	$366	$254	$11	$—	$631

     The above provision was included in SG&A expense. The Company expects to incur charges of $83 and $45 for termination benefits and other costs during the thirteen weeks ending August 4, 2007. The Company expects to pay the balance of the termination benefits and contract termination fee during the thirteen weeks ending August 4, 2007, and the balance of the lease termination fee through February 1, 2008. Additionally, during the first quarter of 2007, the Company sold an owned property related to a closed store and paid, in full, the related mortgage. The Company recognized a $510 gain on the building sale within SG&A expense, and recognized a $1,019 loss on the mortgage payoff within interest expense, net.
7. EMPLOYEE BENEFIT PLANS
     The Company provides eligible employees with retirement benefits under a 401(k) salary reduction and retirement contribution plan (the “Plan”). The Company made an annual contribution of $10,090 to the Plan during the first quarter of 2007. The Company recorded Plan expense of $2,808 and $1,943 during the first quarters of 2007 and 2006, respectively.
     The Company provides benefits to certain current and former associates who are eligible under a defined benefit pension plan and various supplemental pension plans (collectively, the “Pension Plans”). Net periodic benefit (income) expense for the Pension Plans includes the following components:

	THIRTEEN
	WEEKS ENDED
	May 5,	April 29,
	2007	2006

Service cost	$32	$34
Interest cost	3,042	117
Expected return on plan assets	(3,668)	—
Recognition of prior service cost	1	—
Recognition of net actuarial loss	79	—

Net periodic benefit (income) expense	$(514)	$151

     During the first quarter of 2007, contributions of $184 were made to the Pension Plans. The Company anticipates contributing an additional $780 to fund the Pension Plans in 2007 for an annual total of $964.
     The Company provides medical and life insurance benefits to certain former associates under a postretirement benefit plan. Net periodic benefit interest expense of $103 and $47 was recorded

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
in the first quarters of 2007 and 2006, respectively. During the first quarter of 2007, participant premiums received exceeded payments under the plan by $76. The Company anticipates contributing $989 to fund this plan in 2007 for a net annual total of $913.
8. CONTINGENCIES
     In connection with the acquisition of Carson’s, the Company assumed liability for the following matter but only to the extent it applies to the entities acquired from Saks: On October 25, 2005 the Chapter 7 trustee for the bankruptcy estate of Kleinert’s Inc. filed a complaint against Saks and several of its subsidiaries in the United States Bankruptcy Court for the Southern District of New York. In its initial complaint the plaintiff, as assignee, alleged breach of contract, fraud, and unjust enrichment, among other causes of action, and seeks compensatory and punitive damages due to Saks’ assessment of alleged improper chargebacks against Kleinert’s Inc. totaling approximately $4,000 which wrongful acts the plaintiff alleges caused the insolvency and bankruptcy of Kleinert’s Inc. On August 15, 2006 the plaintiff, as assignee, filed an amended complaint in which it asserts the following claims, among others: (1) defendants applied improper chargebacks to the accounts payable of Kleinert’s, which led to the extreme financial distress and Kleinert’s eventual bankruptcy and Kleinert’s incurred liabilities and lost profits of at least $100,000 and plaintiff requests punitive damages of no less than $50,000 (conversion claim); (2) from 1998-2003 defendants charged back an amount not less than $4,000 to Kleinert’s and these chargebacks improperly benefited the defendants, and plaintiff requests $4,000 on this claim (unjust enrichment claim); (3) defendants falsely represented that its $4,000 in chargebacks were proper and Kleinert’s reliance on defendants’ misrepresentations caused Kleinert’s to lose not less than $4,000 and caused it to file for bankruptcy resulting in liabilities and lost profits of $100,000, and plaintiff requests punitive damages of no less than $50,000 (fraud claim); (4) defendants wrongfully charged back at least $4,000 and these unwarranted chargebacks assisted Kleinert’s officers and directors in booking fictitious sales revenue and accounts receivable and perpetrating a fraud on Kleinert’s lenders in excess of $25,000, and plaintiff requests punitive damages of no less than $50,000 (fraud claim); (5) defendants used dishonest, improper and unfair means in conducting business with Kleinert’s and interfered with Kleinert’s relationship with its lenders (tortious interference with prospective economic advantage claim); (6) defendants assisted officers of Kleinert’s in breaching their fiduciary duties to Kleinert’s and to its creditors by falsifying borrowing base certificates given to the lenders, and defendants knew that their improper chargeback scheme was assisting these breaches of fiduciary duty by Kleinert’s officers, with respect to which plaintiff requests $100,000 plus $50,000 in punitive damages (aiding and abetting breach of fiduciary duty claim); (7) defendants knew that their improper chargeback scheme was assisting the perpetration of fraud by Kleinert’s officers, and plaintiff requests $100,000 plus $50,000 in punitive damages (aiding and abetting fraud claim); and (8) various fraudulent conveyance claims with respect to which plaintiff requests damages of $4,000.
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
9. COMPREHENSIVE LOSS
     Comprehensive loss was determined as follows:

	THIRTEEN
	WEEKS ENDED
	May 5,	April 29,
	2007	2006

Net loss	$(29,299)	$(10,835)
Other comprehensive (loss) income:
Amortization of pension plan amounts, net of tax	51	—
Cash flow hedge derivative (loss) income, net of tax	(442)	5

Comprehensive loss	$(29,690)	$(10,830)

10. SUBSEQUENT EVENT
     On May 22, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share on Class A Common Stock and Common Stock, payable August 1, 2007 to shareholders of record as of July 16, 2007.
11. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
     On March 6, 2006, The Bon-Ton Department Stores, Inc. (the “Issuer”), a wholly owned subsidiary of the Company, entered into an Indenture with The Bank of New York, as trustee, under which The Bon-Ton Department Stores, Inc. issued $510,000 aggregate principal amount of its 10-1/4% Senior Notes due 2014. The Notes are guaranteed on a senior unsecured basis by the Company and by each of the Company’s subsidiaries, other than The Bon-Ton Department Stores, Inc., that is an obligor under the Company’s senior secured credit facility. The guarantees are full and unconditional and joint and several.
     The condensed consolidating financial information for the Company, the Issuer and the Company’s guarantor and non-guarantor subsidiaries as of May 5, 2007 and February 3, 2007 and for the first quarters of 2007 and 2006 as presented below has been prepared from the books and records maintained by the Company, the Issuer and the guarantor and non-guarantor subsidiaries. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the guarantor and non-guarantor subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from affiliates will exist at any time.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Balance Sheet
May 5, 2007

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$6,400	$17,990	$—	$—	$24,391
Merchandise inventories	—	253,220	571,351	—	—	824,571
Prepaid expenses and other current assets	—	51,868	41,086	723	—	93,677
Deferred income taxes	—	2,038	15,820	—	—	17,858

Total current assets	1	313,526	646,247	723	—	960,497

Property, fixtures and equipment at cost, net	—	172,055	383,366	324,960	—	880,381
Deferred income taxes	—	13,841	63,032	—	—	76,873
Goodwill	—	2,965	24,859	—	—	27,824
Intangible assets, net	—	2,541	171,759	—	—	174,300
Investment in and advances to affiliates	320,108	875,746	212,217	558	(1,408,629)	—
Other long-term assets	—	26,832	10,275	3,025	—	40,132

Total assets	$320,109	$1,407,506	$1,511,755	$329,266	$(1,408,629)	$2,160,007

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$229,882	$—	$—	$—	$229,882
Accrued payroll and benefits	—	7,281	40,500	—	—	47,781
Accrued expenses	—	39,864	101,130	221	—	141,215
Current maturities of long-term debt and obligations under capital leases	—	—	1,948	5,368	—	7,316

Total current liabilities	—	277,027	143,578	5,589	—	426,194

Long-term debt and obligations under capital leases, less current maturities	—	984,742	68,955	262,211	—	1,315,908
Other long-term liabilities	2,031	32,818	63,930	1,048	—	99,827

Total liabilities	2,031	1,294,587	276,463	268,848	—	1,841,929

Shareholders’ equity	318,078	112,919	1,235,292	60,418	(1,408,629)	318,078

Total liabilities and shareholders’ equity	$320,109	$1,407,506	$1,511,755	$329,266	$(1,408,629)	$2,160,007

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Balance Sheet
February 3, 2007

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$7,122	$17,610	$—	$—	$24,733
Merchandise inventories	—	262,532	524,955	—	—	787,487
Prepaid expenses and other current assets	—	41,064	43,016	651	—	84,731
Deferred income taxes	—	2,038	15,820	—	—	17,858

Total current assets	1	312,756	601,401	651	—	914,809

Property, fixtures and equipment at cost, net	—	158,582	407,492	331,812	—	897,886
Deferred income taxes	—	13,525	63,061	—	—	76,586
Goodwill	—	2,965	24,412	—	—	27,377
Intangible assets, net	—	2,599	174,101	—	—	176,700
Investment in and advances to affiliates	348,426	794,071	314,073	345	(1,456,915)	—
Other long-term assets	—	26,861	11,338	3,242	—	41,441

Total assets	$348,427	$1,311,359	$1,595,878	$336,050	$(1,456,915)	$2,134,799

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$209,742	$—	$—	$—	$209,742
Accrued payroll and benefits	—	16,801	51,633	—	—	68,434
Accrued expenses	—	65,629	112,880	133	—	178,642
Current maturities of long-term debt and obligations under capital leases	—	—	1,936	5,555	—	7,491
Income taxes payable	2,031	(6,520)	52,575	—	—	48,086

Total current liabilities	2,031	285,652	219,024	5,688	—	512,395

Long-term debt and obligations under capital leases, less current maturities	—	853,300	69,456	266,869	—	1,189,625
Other long-term liabilities	—	29,417	55,937	1,029	—	86,383

Total liabilities	2,031	1,168,369	344,417	273,586	—	1,788,403

Shareholders’ equity	346,396	142,990	1,251,461	62,464	(1,456,915)	346,396

Total liabilities and shareholders’ equity	$348,427	$1,311,359	$1,595,878	$336,050	$(1,456,915)	$2,134,799

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
Thirteen Weeks Ended May 5, 2007

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$140,551	$597,010	$—	$—	$737,561
Other income	—	4,297	18,349	—	—	22,646

	—	144,848	615,359	—	—	760,207
Costs and expenses:
Costs of merchandise sold	—	95,673	394,999	—	—	490,672
Selling, general and administrative	—	50,381	219,606	(654)	(9,201)	260,132
Depreciation and amortization	—	5,659	18,320	2,981	—	26,960
Amortization of lease-related interests	—	58	1,171	—	—	1,229

Loss from operations	—	(6,923)	(18,737)	(2,327)	9,201	(18,786)

Other income (expense):
Intercompany rental and royalty income	—	—	1,966	7,235	(9,201)	—
Equity in losses of subsidiaries	(46,255)	(20,625)	—	—	66,880	—
Interest expense, net	—	(18,707)	(3,279)	(5,483)	—	(27,469)

Loss before income taxes	(46,255)	(46,255)	(20,050)	(575)	66,880	(46,255)
Income tax benefit	(16,956)	(16,956)	(7,459)	—	24,415	(16,956)

Net loss	$(29,299)	$(29,299)	$(12,591)	$(575)	$42,465	$(29,299)

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
Thirteen Weeks Ended April 29, 2006

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$128,585	$433,189	$—	$—	$561,774
Other income	—	4,444	10,369	—	—	14,813

	—	133,029	443,558	—	—	576,587
Costs and expenses:
Costs of merchandise sold	—	88,024	263,556	—	—	351,580
Selling, general and administrative	2	56,249	150,375	5	(6,851)	199,780
Depreciation and amortization	—	5,198	10,656	2,660	—	18,514
Amortization of lease-related interests	—	118	584	—	—	702

Income (loss) from operations	(2)	(16,560)	18,387	(2,665)	6,851	6,011

Other income (expense):
Intercompany interest income	1,700	—	—	—	(1,700)	—
Intercompany rental and royalty income	—	—	2,515	4,336	(6,851)	—
Equity in earnings (losses) of subsidiaries	(19,555)	17,479	—	—	2,076	—
Interest expense, net	—	(20,474)	(2,166)	(2,928)	1,700	(23,868)

Income (loss) before income taxes	(17,857)	(19,555)	18,736	(1,257)	2,076	(17,857)
Income tax provision (benefit)	(7,022)	(7,690)	7,390	—	300	(7,022)

Net income (loss)	$(10,835)	$(11,865)	$11,346	$(1,257)	$1,776	$(10,835)

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Cash Flows
Thirteen Weeks Ended May 5, 2007

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:	$505	$(119,057)	$8,181	$3,824	$(5,656)	$(112,203)

Cash flows from investing activities:
Capital expenditures	—	(7,462)	(3,673)	—	—	(11,135)
Acquisition, net of cash acquired	—	(51)	—	—	—	(51)
Proceeds from sale of property, fixtures and equipment	—	15	41	2,495	—	2,551

Net cash (used in) provided by investing activities	—	(7,498)	(3,632)	2,495	—	(8,635)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(174,455)	(489)	(4,845)	—	(179,789)
Proceeds from issuance of long-term debt	—	305,897	—	—	—	305,897
Intercompany financing activity	—	(505)	(3,680)	(1,471)	5,656	—
Cash dividends paid	(857)	—	—	—	—	(857)
Proceeds from stock options exercised	352	—	—	—	—	352
Excess tax benefit from share-based compensation	—	175	—	—	—	175
Deferred financing costs paid	—	(250)	—	(3)	—	(253)
Decrease in bank overdraft balances	—	(5,029)	—	—	—	(5,029)

Net cash (used in) provided by financing activities	(505)	125,833	(4,169)	(6,319)	5,656	120,496

Net (decrease) increase in cash and cash equivalents	—	(722)	380	—	—	(342)

Cash and cash equivalents at beginning of period	1	7,122	17,610	—	—	24,733

Cash and cash equivalents at end of period	$1	$6,400	$17,990	$—	$—	$24,391

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Cash Flows
Thirteen Weeks Ended April 29, 2006

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:	$(133)	$189,589	$18,752	$2,754	$(254,694)	$(43,732)

Cash flows from investing activities:
Capital expenditures	—	(9,967)	(5,253)	—	—	(15,220)
Acquisition, net of cash acquired	—	(1,055,527)	—	—	—	(1,055,527)
Proceeds from sale of property, fixtures and equipment	—	17	518	—	—	535

Net cash used in investing activities	—	(1,065,477)	(4,735)	—	—	(1,070,212)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(205,541)	(166)	(240)	—	(205,947)
Proceeds from issuance of long-term debt	—	1,106,650	—	252,460	—	1,359,110
Intercompany financing activity	—	124	(4,775)	(250,043)	254,694	—
Cash dividends paid	(422)	—	—	—	—	(422)
Proceeds from stock options exercised	546	—	—	—	—	546
Excess tax benefit from share-based compensation	—	832	—	—	—	832
Deferred financing costs paid	—	(24,818)	—	(2,731)	—	(27,549)
(Decrease) increase in bank overdraft balances	—	(2,044)	2,620	—	—	576

Net cash provided by (used in) financing activities	124	875,203	(2,321)	(554)	254,694	1,127,146

Net (decrease) increase in cash and cash equivalents	(9)	(685)	11,696	2,200	—	13,202

Cash and cash equivalents at beginning of period	10	7,455	2,306	—	—	9,771

Cash and cash equivalents at end of period	$1	$6,770	$14,002	$2,200	$—	$22,973

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     For purposes of the following discussion, references to “first quarter of 2007” and “first quarter of 2006” are to the thirteen-week periods ended May 5, 2007 and April 29, 2006, respectively. References to the “Company,” “we,” “us,” and “our” refer to The Bon-Ton Stores, Inc. and its subsidiaries. References to “Carson’s” are to the Northern Department Store Group acquired by the Company from Saks Incorporated (“Saks”). References to “Elder-Beerman” denote The Elder-Beerman Stores Corp. and its subsidiaries, which were acquired by the Company in October 2003. References to “Bon-Ton” refer to the Company’s stores operating under the Bon-Ton and Elder-Beerman nameplates. References to “Parisian” refer to the stores acquired from Belk, Inc. (“Belk”).
Overview
     We are one of the largest regional department store operators (in terms of sales) in the United States, offering a broad assortment of brand-name fashion apparel and accessories for women, men and children. Our merchandise offerings also include cosmetics, home furnishings and other goods. We operate 277 department stores, including eight furniture galleries, in 23 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson Pirie Scott, Elder-Beerman, Herberger’s and Younkers nameplates and, under the Parisian nameplate, stores in the Detroit, Michigan area, encompassing a total of approximately 26 million square feet. Our management believes we hold the #1 or #2 market position among traditional department stores in most of the markets in which we operate.
     Effective March 5, 2006, we purchased all of the outstanding securities of two subsidiaries of Saks that were solely related to the business of owning and operating 142 retail department stores. The stores were located in 12 states in the Midwest and upper Great Plains regions and operated under the names Carson Pirie Scott, Younkers, Herberger’s, Boston Store and Bergner’s. Under the terms of the purchase agreement, we paid approximately $1.0 billion in cash for Carson’s. Carson’s stores encompass a total of approximately 15 million square feet in mid-size and metropolitan markets.
     On October 25, 2006, we entered into an asset purchase agreement with Belk pursuant to which we agreed to purchase assets in connection with four department stores, all operated under the Parisian nameplate, and the rights to construct a new Parisian store. The purchase price was $22.0 million in cash, subject to certain closing revisions. In addition, we agreed to assume specific liabilities and obligations of Belk and its affiliates with respect to the acquired Parisian stores. The acquisition of Parisian was effective as of October 29, 2006.
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

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

	THIRTEEN
	WEEKS ENDED
	May 5,	April 29,
	2007	2006

Net sales	100.0%	100.0%
Other income	3.1	2.6

	103.1	102.6

Costs and expenses:
Costs of merchandise sold	66.5	62.6
Selling, general and administrative	35.3	35.6
Depreciation and amortization	3.7	3.3
Amortization of lease-related interests	0.2	0.1

(Loss) income from operations	(2.5)	1.1
Interest expense, net	3.7	4.2

Loss before income taxes	(6.3)	(3.2)
Income tax benefit	(2.3)	(1.3)

Net loss	(4.0)%	(1.9)%

Thirteen Weeks Ended May 5, 2007 Compared to Thirteen Weeks Ended April 29, 2006
     Net sales: Net sales for the first quarter of 2007 were $737.6 million, compared to $561.8 million for the first quarter of 2006, an increase of $175.8 million, or 31.3%. Sales in the first quarter of 2007 include Carson’s operations for the thirteen-week period; the prior year period included Carson’s operations for the eight weeks following the acquisition. The total sales increase reflects the inclusion of the additional five weeks of sales from Carson’s as well as sales at the Parisian stores, partially offset by a reduction for closed stores. The balance of sales in the first quarter of 2007 reflects a Bon-Ton comparable store net sales decrease of 2.5% and a Carson’s comparable store net sales decrease of 0.8%, which, in total, approximates $10 million.
     We believe that the comparable store net sales decline was due to unseasonably cold and inclement weather in our geographic regions in April, the impact of which was substantial enough to offset cumulative sales gains at both Bon-Ton and Carson’s in the first two months of the period. Despite the significant adverse effect of the weather, there were merchandise categories with sales increases in the period, most notably Children’s Apparel, Better Sportswear (included in Women’s Apparel) and Intimate Apparel. Children’s Apparel benefited from increased inventory investment in the period and a strong promotional event. Better Sportswear sales increased as customers responded favorably to our new and expanded offerings of private brand merchandise. The sales increase in Intimate Apparel was driven by special events and a favorable response to our new fashions in sleepwear. Conversely, the poorest performing categories in the period were Moderate Sportswear (included in Women’s Apparel) and Home (which includes furniture). Sales in Moderate Sportswear were adversely impacted by this customer’s buying pattern: We believe she buys closer to her needs and, because of the unseasonable weather, was not shopping for spring merchandise. The sales performance in Home, especially furniture, was indicative of what we believe is a national trend reflective of the downturn in the housing market and, at Bon-Ton stores, a weaker than anticipated customer acceptance of changes in the merchandise mix.
     Other income: Other income, which includes income from revenues received under the Credit Card Program Agreement (“CCPA”) with HSBC Bank Nevada, N.A., leased departments and other

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
customer revenues, was $22.6 million, or 3.1% of net sales, in the first quarter of 2007 as compared to $14.8 million, or 2.6% of net sales, in the first quarter of 2006. The increase was primarily due to the inclusion of thirteen weeks of Carson’s operations in the current year as compared to eight weeks in the prior year and the program revenue received under the CCPA.
     Costs and expenses: Gross margin in the first quarter of 2007 was $246.9 million as compared to $210.2 million in the comparable prior year period, an increase of $36.7 million. The increase in gross margin dollars is primarily attributable to the inclusion of thirteen weeks of Carson’s operations in the current year as compared to eight weeks of Carson’s operations in the prior year. Gross margin as a percentage of net sales decreased 3.9 percentage points to 33.5% in the first quarter of 2007 from 37.4% in the same period last year. The decrease in the gross margin rate primarily reflects the inclusion of Carson’s sales and markdowns for the first five weeks of the current year quarter, a historically clearance-driven period with reduced margins. Carson’s operations for the first five weeks were not included in the first quarter 2006 results. In response to the sales decline as a result of the inclement weather, increased markdowns were taken in April, further impacting gross margin in the period.
     Selling, general and administrative (“SG&A”) expense in the first quarter of 2007 was $260.1 million compared to $199.8 million in the first quarter of 2006, an increase of $60.3 million. The primary factors in the increase in SG&A expense were the inclusion of thirteen weeks of Carson’s operations in the current year as compared to eight weeks of Carson’s operations in the prior year period and increases in those costs affected by normal inflationary adjustments. These increases were partially offset by a $3.6 million reduction in integration expenses in the first quarter of 2007. The current year expense rate decreased 0.3 percentage point to 35.3% of net sales, compared to 35.6% for the same period last year.
     Depreciation and amortization expense and amortization of lease-related interests increased $9.0 million, to $28.2 million, in the first quarter of 2007 from $19.2 million in the first quarter of 2006, largely the result of including thirteen weeks of Carson’s operations in the current year expense as compared to eight weeks of Carson’s operations in the prior year period.
     (Loss) income from operations: The loss from operations in the first quarter of 2007 was $18.8 million, or 2.5% of net sales, as compared to income from operations of $6.0 million, or 1.1% of net sales, in the comparable prior year period.
     Interest expense, net: Net interest expense was $27.5 million, or 3.7% of net sales, in the first quarter of 2007 as compared to $23.9 million, or 4.2% of net sales, in the first quarter of 2006. The $3.6 million net increase is principally due to thirteen weeks of interest expense on debt incurred in connection with the acquisition of Carson’s as compared to eight weeks of such interest expense in the prior year. In the first quarter of 2006, we recorded a charge of $6.8 million for the write-off of fees associated with a bridge facility and the early extinguishment of previous debt.
     Income tax benefit: The income tax benefit reflects an effective tax rate of 36.7% in the first quarter of 2007 as compared to 39.3% in the comparable prior year period. The current year decrease reflects the effect of the changing mix of taxable income and recognized taxable losses within various subsidiaries of the Company.
     Net loss: Net loss in the first quarter of 2007 was $29.3 million, or 4.0% of net sales, compared to a net loss of $10.8 million, or 1.9% of net sales, in the first quarter of 2006.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Seasonality and Inflation
     Our business, like that of most retailers, is subject to seasonal fluctuations, with the major portion of sales and income realized during the second half of each fiscal year, which includes back-to-school and the holiday season. Due to the fixed nature of certain costs, SG&A expense is typically higher as a percentage of net sales during the first half of each fiscal year. We typically finance working capital increases in the second half of each fiscal year through additional borrowings under our revolving credit facility.
     Because of the seasonality of our business, results for any quarter are not necessarily indicative of results that may be achieved for a full fiscal year.
     We do not believe inflation had a material effect on operating results during the first quarters of 2007 or 2006. However, there can be no assurance that our business will not be affected by material inflationary adjustments in the future.
Liquidity and Capital Resources
     The following table summarizes material measures of the Company’s liquidity and capital resources:

	May 5,	April 29,
(Dollars in millions)	2007	2006

Working capital	$534.3	$416.6
Current ratio	2.25:1	1.92:1
Debt to total capitalization (1)	0.81:1	0.82:1
Unused availability under lines of credit (2)	$191.3	$257.6

(1)	Debt includes obligations under capital leases. Total capitalization includes shareholders’ equity, debt and obligations under capital leases.

(2)	Subject to a minimum borrowing covenant of $75 as of May 5, 2007 and April 29, 2006.
     Our primary sources of working capital are cash flows from operations and borrowings under our revolving credit facility, which provides for up to $1.0 billion in borrowings.
     Increases in working capital and the current ratio primarily reflect increased levels of merchandise inventories due to the decreased sales volume in the first quarter of 2007, an increase in merchandise-in-transit and increased outstanding letters of credit to support the importing of our private brand merchandise. The decrease in unused availability under lines of credit as compared to the prior year reflects an increase in the use of standby letters of credit to support the importing of merchandise and as collateral for obligations related to general liability and workers’ compensation insurance. Previously, we used documentary letters of credit for the importing of merchandise, which resulted in favorable treatment in the prior year calculation of unused availability.
     Net cash used in operating activities amounted to $112.2 million in the first quarter of 2007 as compared to $43.7 million of net cash used in the prior year period. The increase in net cash

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
used in the current year primarily reflects the inclusion of Carson’s operations for the full thirteen weeks of the period, an increased net loss, and increased cash outlays for interest, bonus and profit sharing.
     Net cash used in investing activities amounted to $8.6 million in the first quarter of 2007, as compared to $1,070.2 million in the first quarter of 2006. The prior year cash outflow primarily reflects the acquisition of Carson’s.
     Net cash provided by financing activities amounted to $120.5 million in the first quarter of 2007, as compared to $1,127.1 million in the prior year. The change primarily reflects prior year borrowings to fund the acquisition of Carson’s, partially offset by increased current year operating activities cash requirements.
     Aside from planned capital expenditures, our primary cash requirements will be to service debt and finance working capital increases during peak selling seasons.
     We paid a quarterly cash dividend of $0.05 per share on shares of Class A Common Stock and Common Stock on May 1, 2007 to shareholders of record as of April 16, 2007. Additionally, a quarterly cash dividend of $0.05 per share was declared on May 22, 2007, payable August 1, 2007 to shareholders of record as of July 16, 2007. Our Board of Directors will consider dividends in subsequent periods as it deems appropriate.
     Our capital expenditures in the first quarter of 2007 totaled $11.1 million. Capital expenditures for the full fiscal year 2007 (ending February 2, 2008), net of landlord contributions, are planned at approximately $106 million. Included in these planned amounts are expenditures relating to the opening of two new stores, expansions of three stores and the renovation and reconfiguration of several existing stores.
     We anticipate that our cash flows from operations, supplemented by borrowings under our revolving credit facility, will be sufficient to satisfy our operating cash requirements for at least the next twelve months.
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
Critical Accounting Policies
     Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Preparation of these financial statements required us to make estimates and judgments that affected reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. On an ongoing basis, we evaluate our estimates, including those related to merchandise returns, bad debts, inventories, goodwill, intangible assets, income taxes, financings, contingencies, insurance reserves and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially lead to materially different results under different assumptions and conditions. We believe our critical accounting policies are as described below:
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
     Prior to the Carson’s acquisition, we utilized the last-in, first-out (“LIFO”) cost basis for all of our inventories. In connection with the Carson’s acquisition, we evaluated the inventory costing for the acquired inventories and elected the first-in, first-out (“FIFO”) cost basis for the majority of the acquired Carson’s locations. As of February 3, 2007, approximately 30% of our inventories were valued using a FIFO cost basis and approximately 70% of our inventories were valued using a LIFO cost basis. As is currently the case with many companies in the retail industry, our LIFO calculations

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
have yielded inventory increases in recent years due to deflation reflected in price indices used. The LIFO method values merchandise sold at the cost of more recent inventory purchases (which the deflationary indices indicate to be lower), resulting in the general inventory on-hand being carried at the older, higher costs. Given these higher values and the promotional retail environment, we have reduced the carrying value of our LIFO inventories to a net realizable value. These reductions totaled $38.9 million as of May 5, 2007 and February 3, 2007. Inherent in the valuation of inventories are significant management judgments and estimates regarding future merchandise selling costs and pricing. Should these estimates prove to be inaccurate, we may have overstated or understated our inventory carrying value. In such cases, operating results would ultimately be impacted.
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
Income Taxes
     Effective February 4, 2007, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 prescribes a recognition and derecognition threshold and measurement element for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretations and guidance surrounding income tax laws and regulations change over time. We establish reserves for certain tax positions that we believe are supportable, but are potentially subject to successful challenge by the applicable taxing authority. Consequently, changes in our assumptions and judgments can materially affect amounts recognized related to income tax uncertainties and may affect our financial position and results of operations.
     Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against net deferred tax assets. The process involves summarizing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. We must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and, to the extent we do not believe recovery of the deferred tax asset is more likely than not, a valuation allowance must be established. To the extent a valuation allowance is established in a period, an expense must be recorded within the income tax provision in the statement of income.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
     Our net deferred tax assets were $94.7 million and $94.4 million at May 5, 2007 and February 3, 2007, respectively. In assessing the realizability of the deferred tax assets, we considered whether it was more likely than not that the deferred tax assets, or a portion thereof, will not be realized. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies and limitations pursuant to Section 382 of the Internal Revenue Code. As a result, we concluded that a valuation allowance against a portion of the net deferred tax assets was appropriate. A total valuation allowance of $25.4 million was recorded at May 5, 2007 and February 3, 2007. If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may need to be adjusted, which could materially impact our financial position and results of operations.
Long-lived Assets
     Property, fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in our business model or capital strategy can result in the actual useful lives differing from estimates. In cases where we determined that the useful life of property, fixtures and equipment should be shortened, we depreciated the net book value in excess of the salvage value over the revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or leasehold improvements could also result in shortened useful lives. Our net property, fixtures and equipment amounted to $880.4 million and $897.9 million at May 5, 2007 and February 3, 2007, respectively.
     Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires us to test a long-lived asset for recoverability whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Factors that could trigger an impairment review include the following:
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

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Goodwill and Intangible Assets
     Our goodwill was $27.8 million and $27.4 million at May 5, 2007 and February 3, 2007, respectively. The increase in goodwill reflects the final purchase accounting adjustments associated with the acquisition of Carson’s.
     Net intangible assets totaled $174.3 million and $176.7 million at May 5, 2007 and February 3, 2007, respectively. Our intangible assets are principally comprised of $89.4 million of lease interests that relate to below-market-rate leases and $84.9 million associated with trade names, private label brand names and customer lists. The lease-related interests and the portion of private label brand names subject to amortization are being amortized using a straight-line method. The customer lists are being amortized using a declining-balance method. Trade names and private label brand names of $63.5 million have been deemed as having indefinite lives.
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
Future Accounting Changes
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

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Forward-Looking Statements
     Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission contain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which may be identified by words such as “may,” “could,” “will,” “plan,” “expect,” “anticipate,” “estimate,” “project,” “intend” or other similar expressions, involve important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. Factors that could cause such differences include, but are not limited to, risks related to retail businesses generally, additional competition from existing and new competitors, weather conditions that could negatively impact sales, uncertainties associated with opening new stores or expanding or remodeling existing stores, risks related to the Company’s integration of the business and operations comprising the acquired Carson’s and Parisian stores, the ability to attract and retain qualified management, the dependence upon key vendor relationships and the ability to obtain financing for working capital, capital expenditures and general corporate purposes. Additional factors that could cause the Company’s actual results to differ from those contained in these forward-looking statements are discussed in greater detail under Item 1A of the Company’s Form 10-K filed with the Securities and Exchange Commission.

THE BON-TON STORES, INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk and Financial Instruments
     Refer to disclosures contained on pages 31-32 of our 2006 Annual Report on Form 10-K. There have been no material changes in our exposures, risk management strategies, or hedging positions since February 3, 2007.
ITEM 4. CONTROLS AND PROCEDURES
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
Changes in Internal Control over Financial Reporting
     There were no changes to our internal controls over financial reporting that occurred during the thirteen weeks ended May 5, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

THE BON-TON STORES, INC.
DATE: June 13, 2007	BY:	/s/ Byron L. Bergren
Byron L. Bergren
President and Chief Executive Officer

DATE: June 13, 2007	BY:	/s/ Keith E. Plowman
Keith E. Plowman
Executive Vice President, Chief Financial Officer and Principal Accounting Officer