Form 10-Q
period 2007-08-04
BON TON STORES INC
filed 2007-09-12
CIK 878079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter ended August 4, 2007	Commission File Number
0-19517
THE BON-TON STORES, INC.
2801 East Market Street
York, Pennsylvania 17402
(717) 757-7660

Incorporated in Pennsylvania	IRS No. 23-2835229

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of September 4, 2007, there were 14,256,944 shares of Common Stock, $.01 par value, and 2,951,490 shares of Class A Common Stock, $.01 par value, outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE BON-TON STORES, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)	August 4,	February 3,
(Unaudited)	2007	2007

Assets
Current assets:
Cash and cash equivalents	$21,901	$24,733
Merchandise inventories	757,294	787,487
Prepaid expenses and other current assets	108,685	84,731
Deferred income taxes	17,858	17,858

Total current assets	905,738	914,809

Property, fixtures and equipment at cost, net of accumulated depreciation and amortization of $360,263 and $311,160 at August 4, 2007 and February 3, 2007, respectively	877,457	897,886
Deferred income taxes	79,338	76,586
Goodwill	27,824	27,377
Intangible assets, net of accumulated amortization of $16,991 and $12,087 at August 4, 2007 and February 3, 2007, respectively	171,796	176,700
Other long-term assets	38,304	41,441

Total assets	$2,100,457	$2,134,799

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$235,608	$209,742
Accrued payroll and benefits	46,322	68,434
Accrued expenses	141,705	178,642
Current maturities of long-term debt	5,463	5,555
Current maturities of obligations under capital leases	2,010	1,936
Income taxes payable	—	48,086

Total current liabilities	431,108	512,395

Long-term debt, less current maturities	1,194,500	1,120,169
Obligations under capital leases, less current maturities	68,420	69,456
Other long-term liabilities	102,100	86,383

Total liabilities	1,796,128	1,788,403

Contingencies (Note 8)

Shareholders’ equity:
Preferred Stock — authorized 5,000,000 shares at $0.01 par value; no shares issued	—	—
Common Stock — authorized 40,000,000 shares at $0.01 par value; issued shares of 14,564,744 and 14,469,196 shares at August 4, 2007 and February 3, 2007, respectively	146	145
Class A Common Stock — authorized 20,000,000 shares at $0.01 par value; issued and outstanding shares of 2,951,490 at August 4, 2007 and February 3, 2007	30	30
Treasury stock, at cost - 337,800 shares at August 4, 2007 and February 3, 2007	(1,387)	(1,387)
Additional paid-in-capital	134,869	130,875
Accumulated other comprehensive income	1,115	1,189
Retained earnings	169,556	215,544

Total shareholders’ equity	304,329	346,396

Total liabilities and shareholders’ equity	$2,100,457	$2,134,799

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
(In thousands except share and per share data)	August 4,	July 29,	August 4,	July 29,
(Unaudited)	2007	2006	2007	2006

Net sales	$708,620	$746,772	$1,446,181	$1,308,546
Other income	22,117	19,974	44,763	34,787

	730,737	766,746	1,490,944	1,343,333

Costs and expenses:
Costs of merchandise sold	439,198	485,933	929,870	837,513
Selling, general and administrative	255,480	258,361	515,612	458,141
Depreciation and amortization	30,239	26,823	57,199	45,337
Amortization of lease-related interests	1,332	1,046	2,561	1,748

Income (loss) from operations	4,488	(5,417)	(14,298)	594
Interest expense, net	27,429	27,285	54,898	51,153

Loss before income taxes	(22,941)	(32,702)	(69,196)	(50,559)
Income tax benefit	(7,966)	(12,927)	(24,922)	(19,949)

Net loss	$(14,975)	$(19,775)	$(44,274)	$(30,610)

Per share amounts –
Basic:
Net loss	$(0.91)	$(1.20)	$(2.68)	$(1.87)

Basic weighted average shares outstanding	16,498,320	16,430,971	16,490,038	16,410,467

Diluted:
Net loss	$(0.91)	$(1.20)	$(2.68)	$(1.87)

Diluted weighted average shares outstanding	16,498,320	16,430,971	16,490,038	16,410,467
The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	TWENTY-SIX
	WEEKS ENDED
(In thousands)	August 4,	July 29,
(Unaudited)	2007	2006

Cash flows from operating activities:
Net loss	$(44,274)	$(30,610)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	57,199	45,337
Amortization of lease-related interests	2,561	1,748
Share-based compensation expense	3,320	2,078
Excess tax benefit from share-based compensation	(289)	(840)
Loss (gain) on sale of property, fixtures and equipment	552	(700)
Amortization of deferred financing costs	1,958	4,325
Amortization of deferred gain on sale of proprietary credit card portfolio	(1,207)	(1,207)
Changes in operating assets and liabilities, net of effect of acquisition:
Decrease in merchandise inventories	30,194	64,861
Increase in prepaid expenses and other current assets	(23,666)	(41,044)
Decrease (increase) in other long-term assets	1,444	(6,072)
Increase (decrease) in accounts payable	29,125	(35,323)
(Decrease) increase in accrued payroll and benefits and accrued expenses	(58,346)	39,104
Decrease in income taxes payable	(48,086)	(15,200)
Increase in other long-term liabilities	14,974	522

Net cash (used in) provided by operating activities	(34,541)	26,979

Cash flows from investing activities:
Capital expenditures	(38,913)	(48,124)
Acquisition, net of cash acquired	(61)	(1,047,054)
Proceeds from sale of property, fixtures and equipment	2,708	1,544

Net cash used in investing activities	(36,266)	(1,093,634)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(368,012)	(424,298)
Proceeds from issuance of long-term debt	441,287	1,530,500
Cash dividends paid	(1,714)	(497)
Proceeds from stock options exercised	386	550
Excess tax benefit from share-based compensation	289	840
Deferred financing costs paid	(266)	(27,622)
Decrease in bank overdraft balances	(3,995)	(2,977)

Net cash provided by financing activities	67,975	1,076,496

Net (decrease) increase in cash and cash equivalents	(2,832)	9,841

Cash and cash equivalents at beginning of period	24,733	9,771

Cash and cash equivalents at end of period	$21,901	$19,612

Supplemental Cash Flow Information:
Interest paid	$53,132	$23,113
Net income taxes paid	$39,642	$15,998
The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other
		Class A		Additional	Compre-
(In thousands except per share data)	Common	Common	Treasury	Paid-in	hensive	Retained
(Unaudited)	Stock	Stock	Stock	Capital	Income	Earnings	Total

BALANCE AT FEBRUARY 3, 2007	$145	$30	$(1,387)	$130,875	$1,189	$215,544	$346,396

Comprehensive loss (Note 9):
Net loss	—	—	—	—	—	(44,274)	(44,274)
Pension plan, net of $59 tax effect					101		101
Change in fair value of cash flow hedges, net of $125 tax effect	—	—	—	—	(175)	—	(175)

Total comprehensive loss							(44,348)

Dividends to shareholders, $0.10 per share	—	—	—	—	—	(1,714)	(1,714)
Stock options exercised	—	—	—	386	—	—	386
Share-based compensation expense	1	—	—	3,319	—	—	3,320
Excess tax benefit from share-based compensation	—	—	—	289	—	—	289

BALANCE AT AUGUST 4, 2007	$146	$30	$(1,387)	$134,869	$1,115	$169,556	$304,329

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
1. BASIS OF PRESENTATION
     The Bon-Ton Stores, Inc., a Pennsylvania corporation, was incorporated on January 31, 1996 as the successor of a company incorporated on January 31, 1929. The Bon-Ton Stores, Inc. operates, through its subsidiaries, 278 stores, which includes nine furniture galleries, in 23 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson Pirie Scott, Elder-Beerman, Herberger’s and Younkers nameplates and, under the Parisian nameplate, two stores in the Detroit, Michigan area. The Bon-Ton Stores, Inc. conducts its operations through one business segment.
     The accompanying unaudited consolidated financial statements include the accounts of The Bon-Ton Stores, Inc. and its wholly owned subsidiaries (collectively, the “Company”). All intercompany transactions and balances have been eliminated in consolidation.
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
     All references in these footnotes to the “first quarter of 2007” are to the thirteen weeks ended May 5, 2007. All references to the “second quarter of 2007” and the “second quarter of 2006” are to the thirteen weeks ended August 4, 2007 and July 29, 2006, respectively. All references to “2007” and “2006” are to the fifty-two weeks ending February 2, 2008 and the fifty-three weeks ended February 3, 2007, respectively. References to “Bon-Ton” refer to the Company’s stores operating under the Bon-Ton and Elder-Beerman nameplates.
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
Adoption of New Accounting Pronouncement
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 prescribes a recognition and derecognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires the Company recognize, in the financial statements, the impact of a tax position if that position is more likely than not of being sustained under audit, based on the technical merits of the position.
     The Company adopted FIN No. 48 effective February 4, 2007, and, as a result, was not required to adjust its existing reserves for uncertain tax positions. As of the date of adoption, the Company had $18,275 of gross unrecognized tax benefits and $1,332 of interest reserves on those unrecognized benefits. The amount of unrecognized tax benefits that would impact the Company’s effective tax rate if recognized, inclusive of the related interest, is $12,377. Over the next twelve months, it is reasonably possible that the gross unrecognized tax benefits could potentially decrease

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
by up to $3,000 ($1,500 of which would affect the effective tax rate) for federal and state tax positions related to both the expiration of the statute of limitations and expected settlements.
     It is the Company’s policy to record interest on unrecognized tax benefits and assessments as income tax expense. Management is of the opinion that penalties are not applicable on any of the Company’s uncertain tax positions. The tax years ended January 31, 2004 through the present are open to examination by taxing jurisdictions to which the Company is subject.
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

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006

Basic calculation	16,498,320	16,430,971	16,490,038	16,410,467
Effect of dilutive shares –
Restricted shares and restricted stock units	—	—	—	—
Options	—	—	—	—

Diluted calculation	16,498,320	16,430,971	16,490,038	16,410,467

     The following securities were antidilutive and, therefore, were not included in the computation of diluted EPS for the periods indicated:

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006

Antidilutive shares –

Restricted shares and restricted stock units	728,289	631,496	715,091	578,831

Options	731,953	577,674	684,790	544,297
     Certain of the securities noted above were excluded from the computation of dilutive shares solely due to the Company’s net loss position in the thirteen and twenty-six weeks ended August 4, 2007 and July 29, 2006. The following table shows the approximate effect of dilutive securities had the Company reported a profit for these periods:

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006

Effect of dilutive securities –

Restricted shares and restricted stock units	412,470	236,494	408,311	219,027

Options	212,911	34,649	226,197	49,724
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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
Final Purchase Price

Cash purchase	$1,040,188
Carson’s severance	514
Professional fees incurred	11,863

Total	$1,052,565

Final Purchase Price Allocation

Cash and cash equivalents	$3,110
Merchandise inventories	455,207
Prepaid expenses	33,687
Property, fixtures and equipment	724,447
Deferred income taxes	21,951
Goodwill	24,860
Intangible assets	178,180
Other assets	9,040

Total assets acquired	1,450,482

Accounts payable	(158,860)
Accrued payroll and benefits	(34,560)
Other accrued expenses	(79,088)
Obligations under capital leases	(73,000)
Other liabilities	(52,409)

Total liabilities assumed	(397,917)

Net assets acquired	$1,052,565

4. SUPPLEMENTAL BALANCE SHEET INFORMATION
     Prepaid expenses and other current assets were comprised of the following:

	August 4,	February 3,
	2007	2007

Landlord receivables	$1,050	$15,000
Prepaid expenses	39,097	29,527
Other	68,538	40,204

Total	$108,685	$84,731

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
     Activities during the twenty-six weeks ended August 4, 2007 related to these integration activities are as follows:

	Termination	Lease
	Benefits	Termination	Total

Balance as of February 3, 2007	$333	$987	$1,320
Provision:
Thirteen weeks ended May 5, 2007	24	—	24
Payments:
Thirteen weeks ended May 5, 2007	(205)	(20)	(225)
Thirteen weeks ended August 4, 2007	(94)	(33)	(127)

Balance as of August 4, 2007	$58	$934	$992

     The above provision was included within selling, general and administrative (“SG&A”) expense.
6. EXIT OR DISPOSAL ACTIVITIES
     On February 24, 2007, the Company closed its Carson Pirie Scott store at One South State Street in Chicago, Illinois. In connection with the closing of this store, the Company developed plans resulting in involuntary associate termination benefits and other closing costs of $2,934 and $1,355, respectively. During 2006, the Company recognized $2,436 and $273 of the total expected termination benefits and other costs, respectively. Activities during the twenty-six weeks ended August 4, 2007 related to these costs are as follows:

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

	Termination	Other
	Benefits	Costs	Total

Balance as of February 3, 2007	$2,436	$—	$2,436
Provision:
Thirteen weeks ended May 5, 2007	498	1,159	1,657
Thirteen weeks ended August 4, 2007	—	(77)	(77)
Payments:
Thirteen weeks ended May 5, 2007	(2,914)	(831)	(3,745)
Thirteen weeks ended August 4, 2007	—	(251)	(251)

Balance as of August 4, 2007	$20	$—	$20

     The Company expects to pay the balance of the termination benefits during the thirteen weeks ending November 3, 2007. The above provisions and other adjustment were included in SG&A expense.
     The following table summarizes other exit or disposal activities during the twenty-six weeks ended August 4, 2007 related to the closing of three stores and a distribution center in the first quarter of 2007, accrued transition services agreement costs related to the Carson’s acquisition in March 2006, accrued lease termination costs related to a store closed in January 2006 and accrued costs related to the sale of the Company’s credit card accounts in July 2005:

	Termination	Lease	Contract	Other
	Benefits	Termination	Termination	Costs	Total

Balance as of February 3, 2007	$341	$344	$32	$231	$948

Provision:
Thirteen weeks ended May 5, 2007	664	—	—	189	853
Thirteen weeks ended August 4, 2007	(55)	—	(11)	186	120

Payments:
Thirteen weeks ended May 5, 2007	(639)	(90)	(21)	(420)	(1,170)
Thirteen weeks ended August 4, 2007	(311)	(90)	—	(186)	(587)

Balance as of August 4, 2007	$—	$164	$—	$—	$164

     The above provisions and other adjustments were included in SG&A expense. The Company expects to pay the balance of the lease termination fee through February 1, 2008. Additionally, during the first quarter of 2007, the Company sold an owned property related to a closed store and paid, in full, the related mortgage. The Company recognized a $510 gain on the building sale within SG&A expense and a $1,019 loss on the mortgage payoff within interest expense, net.
7. EMPLOYEE BENEFIT PLANS
     The Company provides eligible employees with retirement benefits under a 401(k) salary reduction and retirement contribution plan (the “Plan”). The Company made an annual contribution

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
of $10,090 to the Plan during the first quarter of 2007. The Company recorded expense related to the Plan of $2,750 and $2,876 during the second quarter of each of 2007 and 2006, respectively, and expense of $5,558 and $4,819 during the twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively.
     The Company provides benefits to certain current and former associates who are eligible under a defined benefit pension plan and various supplemental pension plans (collectively, the “Pension Plans”). Net periodic benefit income for the Pension Plans includes the following components:

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006

Service cost	$33	$50	$65	$84
Interest cost	3,041	4,781	6,083	4,898
Expected return on plan assets	(3,669)	(5,629)	(7,337)	(5,629)
Recognition of prior service cost	1	—	2	—
Recognition of net actuarial loss	79	—	158	—

Net periodic benefit income	$(515)	$(798)	$(1,029)	$(647)

     During the twenty-six weeks ended August 4, 2007, contributions of $400 were made to the Pension Plans. The Company anticipates contributing an additional $564 to fund the Pension Plans in 2007 for an annual total of $964.
     The Company provides medical and life insurance benefits to certain former associates under a postretirement benefit plan. Net periodic benefit interest expense of $102 and $92 was recorded in the second quarter of each of 2007 and 2006, respectively. During the twenty-six weeks ended August 4, 2007 and July 29, 2006, the Company recorded net periodic benefit interest expense of $205 and $139, respectively. During the twenty-six weeks ended August 4, 2007, participant premiums received exceeded payments under the plan by $106. The Company anticipates contributing $1,019 to fund this plan in 2007 for a net annual total of $913.
8. CONTINGENCIES
     In connection with the acquisition of Carson’s, the Company assumed liability for the following matter but only to the extent it applies to the entities acquired from Saks: On October 25, 2005, the Chapter 7 trustee for the bankruptcy estate of Kleinert’s Inc. filed a complaint against Saks and several of its subsidiaries in the United States Bankruptcy Court for the Southern District of New York. In its initial complaint the plaintiff, as assignee, alleged breach of contract, fraud, and unjust enrichment, among other causes of action, and seeks compensatory and punitive damages due to Saks’ assessment of alleged improper chargebacks against Kleinert’s Inc. totaling approximately $4,000 which wrongful acts the plaintiff alleges caused the insolvency and bankruptcy of Kleinert’s Inc. On August 15, 2006, the plaintiff, as assignee, filed an amended complaint in which it asserts the following claims, among others: (1) defendants applied improper chargebacks to the accounts payable of Kleinert’s, which led to the extreme financial distress and Kleinert’s eventual bankruptcy and Kleinert’s incurred liabilities and lost profits of at least $100,000 and plaintiff requests punitive damages of no less than $50,000 (conversion claim); (2) from 1998-2003 defendants charged back an amount not less than $4,000 to Kleinert’s and these chargebacks improperly benefited the defendants, and plaintiff requests $4,000 on this claim (unjust enrichment claim); (3) defendants

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
falsely represented that its $4,000 in chargebacks were proper and Kleinert’s reliance on defendants’ misrepresentations caused Kleinert’s to lose not less than $4,000 and caused it to file for bankruptcy resulting in liabilities and lost profits of $100,000, and plaintiff requests punitive damages of no less than $50,000 (fraud claim); (4) defendants wrongfully charged back at least $4,000 and these unwarranted chargebacks assisted Kleinert’s officers and directors in booking fictitious sales revenue and accounts receivable and perpetrating a fraud on Kleinert’s lenders in excess of $25,000, and plaintiff requests punitive damages of no less than $50,000 (fraud claim); (5) defendants used dishonest, improper and unfair means in conducting business with Kleinert’s and interfered with Kleinert’s relationship with its lenders (tortious interference with prospective economic advantage claim); (6) defendants assisted officers of Kleinert’s in breaching their fiduciary duties to Kleinert’s and to its creditors by falsifying borrowing base certificates given to the lenders, and defendants knew that their improper chargeback scheme was assisting these breaches of fiduciary duty by Kleinert’s officers, with respect to which plaintiff requests $100,000 plus $50,000 in punitive damages (aiding and abetting breach of fiduciary duty claim); (7) defendants knew that their improper chargeback scheme was assisting the perpetration of fraud by Kleinert’s officers, and plaintiff requests $100,000 plus $50,000 in punitive damages (aiding and abetting fraud claim); and (8) various fraudulent conveyance claims with respect to which plaintiff requests damages of $4,000.
     On December 8, 2005, Adamson Apparel, Inc. filed a purported class action lawsuit against Saks in the United States District Court for the Northern District of Alabama. In its complaint the plaintiff asserts breach of contract claims and alleges that Saks improperly assessed chargebacks, timely payment discounts, and deductions for merchandise returns against members of the plaintiff class. The lawsuit seeks compensatory and incidental damages and restitution. Under the terms of the purchase agreement relating to the acquisition of Carson’s from Saks, the Company may have an obligation to indemnify Saks for any damages incurred by Saks under this lawsuit by Adamson Apparel solely to the extent that such damages relate to the business acquired from Saks.
     In addition, the Company is party to legal proceedings and claims that arise during the ordinary course of business.
     In the opinion of management, the ultimate outcome of any such litigation and claims, including the two matters detailed above, will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.
9. COMPREHENSIVE LOSS
     Comprehensive loss was determined as follows:

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006

Net loss	$(14,975)	$(19,775)	$(44,274)	$(30,610)

Other comprehensive income (loss):
Amortization of pension plan amounts, net of tax	50	—	101	—
Cash flow hedge derivative income (loss), net of tax	267	(442)	(175)	(437)

Comprehensive loss	$(14,658)	$(20,217)	$(44,348)	$(31,047)

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
10. SUBSEQUENT EVENT
     On August 21, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share on Class A Common Stock and Common Stock, payable October 15, 2007 to shareholders of record as of October 1, 2007.
11. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
     On March 6, 2006, The Bon-Ton Department Stores, Inc. (the “Issuer”), a wholly owned subsidiary of the Company, entered into an Indenture with The Bank of New York, as trustee, under which the Issuer issued $510,000 aggregate principal amount of its 10-1/4% Senior Notes due 2014. The Notes are guaranteed on a senior unsecured basis by the Company and by each of the Company’s subsidiaries, other than the Issuer, that is an obligor under the Company’s senior secured credit facility. The guarantees are full and unconditional and joint and several.
     The condensed consolidating financial information for the Company, the Issuer and the Company’s guarantor and non-guarantor subsidiaries as of August 4, 2007 and February 3, 2007 and for the second quarter of each of 2007 and 2006 and the twenty-six weeks ended August 4, 2007 and July 29, 2006 as presented below has been prepared from the books and records maintained by the Company, the Issuer and the guarantor and non-guarantor subsidiaries. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the guarantor and non-guarantor subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from affiliates will exist at any time.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Balance Sheet
August 4, 2007

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$6,465	$15,435	$—	$—	$21,901
Merchandise inventories	—	260,137	497,157	—	—	757,294
Prepaid expenses and other current assets	—	66,549	41,413	723	—	108,685
Deferred income taxes	—	2,038	15,820	—	—	17,858

Total current assets	1	335,189	569,825	723	—	905,738

Property, fixtures and equipment at cost, net	—	177,802	377,641	322,014	—	877,457
Deferred income taxes	—	15,393	63,945	—	—	79,338
Goodwill	—	2,965	24,859	—	—	27,824
Intangible assets, net	—	2,373	169,423	—	—	171,796
Investment in and advances to affiliates	305,764	1,001,041	281,042	558	(1,588,405)	—
Other long-term assets	—	25,926	9,425	2,953	—	38,304

Total assets	$305,765	$1,560,689	$1,496,160	$326,248	$(1,588,405)	$2,100,457

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$235,608	$—	$—	$—	$235,608
Accrued payroll and benefits	—	7,846	38,476	—	—	46,322
Accrued expenses	—	54,050	87,480	175	—	141,705
Current maturities of long-term debt and obligations under capital leases	—	—	2,010	5,463	—	7,473

Total current liabilities	—	297,504	127,966	5,638	—	431,108

Long-term debt and obligations under capital leases,
less current maturities	—	933,669	68,421	260,830	—	1,262,920
Other long-term liabilities	1,436	34,286	65,311	1,067	—	102,100

Total liabilities	1,436	1,265,459	261,698	267,535	—	1,796,128

Shareholders’ equity	304,329	295,230	1,234,462	58,713	(1,588,405)	304,329

Total liabilities and shareholders’ equity	$305,765	$1,560,689	$1,496,160	$326,248	$(1,588,405)	$2,100,457

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Balance Sheet
February 3, 2007

	Bon-Ton (Parent		Guarantor	Non- Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$7,384	$17,348	$—	$—	$24,733
Merchandise inventories	—	264,832	522,655	—	—	787,487
Prepaid expenses and other current assets	—	37,746	46,334	651	—	84,731
Deferred income taxes	—	2,038	15,820	—	—	17,858

Total current assets	1	312,000	602,157	651	—	914,809

Property, fixtures and equipment at cost, net	—	168,419	397,655	331,812	—	897,886
Deferred income taxes	—	13,526	63,060	—	—	76,586
Goodwill	—	2,965	24,412	—	—	27,377
Intangible assets, net	—	2,599	174,101	—	—	176,700
Investment in and advances to affiliates	348,426	984,789	320,982	345	(1,654,542)	—
Other long-term assets	—	26,875	11,324	3,242	—	41,441

Total assets	$348,427	$1,511,173	$1,593,691	$336,050	$(1,654,542)	$2,134,799

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$209,742	$—	$—	$—	$209,742
Accrued payroll and benefits	—	14,112	54,322	—	—	68,434
Accrued expenses	—	68,486	110,023	133	—	178,642
Current maturities of long-term debt and obligations under capital leases	—	—	1,936	5,555	—	7,491
Income taxes payable	2,031	(6,520)	52,575	—	—	48,086

Total current liabilities	2,031	285,820	218,856	5,688	—	512,395

Long-term debt and obligations under capital leases,
less current maturities	—	853,300	69,456	266,869	—	1,189,625
Other long-term liabilities	—	31,436	53,918	1,029	—	86,383

Total liabilities	2,031	1,170,556	342,230	273,586	—	1,788,403

Shareholders’ equity	346,396	340,617	1,251,461	62,464	(1,654,542)	346,396

Total liabilities and shareholders’ equity	$348,427	$1,511,173	$1,593,691	$336,050	$(1,654,542)	$2,134,799

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
Thirteen Weeks Ended August 4, 2007

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$140,069	$568,551	$—	$—	$708,620
Other income	—	4,260	17,857	—	—	22,117

	—	144,329	586,408	—	—	730,737

Costs and expenses:
Costs of merchandise sold	—	84,688	354,510	—	—	439,198
Selling, general and administrative	—	56,219	208,287	19	(9,045)	255,480
Depreciation and amortization	—	8,977	18,316	2,946	—	30,239
Amortization of lease-related interests	—	168	1,164	—	—	1,332

(Loss) income from operations	—	(5,723)	4,131	(2,965)	9,045	4,488

Other income (expense):
Intercompany rental and royalty income	—	—	1,929	7,116	(9,045)	—
Equity in (losses) earnings of subsidiaries	(22,941)	1,514	—	—	21,427	—
Interest expense, net	—	(18,732)	(4,312)	(4,385)	—	(27,429)

(Loss) income before income taxes	(22,941)	(22,941)	1,748	(234)	21,427	(22,941)
Income tax (benefit) provision	(7,966)	(7,966)	651	—	7,315	(7,966)

Net (loss) income	$(14,975)	$(14,975)	$1,097	$(234)	$14,112	$(14,975)

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
Thirteen Weeks Ended July 29, 2006

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$147,841	$598,931	$—	$—	$746,772
Other income	—	5,137	14,837	—	—	19,974

	—	152,978	613,768	—	—	766,746

Costs and expenses:
Costs of merchandise sold	—	104,162	381,771	—	—	485,933
Selling, general and administrative	—	59,683	208,250	1	(9,573)	258,361
Depreciation and amortization	—	5,916	17,067	3,840		26,823
Amortization of lease-related interests	—	117	929	—	—	1,046

(Loss) income from operations	—	(16,900)	5,751	(3,841)	9,573	(5,417)

Other income (expense):
Intercompany rental and royalty income	—	—	2,313	7,260	(9,573)	—
Equity in (losses) earnings of subsidiaries	(32,702)	3,200	—	—	29,502	—
Interest expense, net	—	(19,002)	(3,747)	(4,536)	—	(27,285)

(Loss) income before income taxes	(32,702)	(32,702)	4,317	(1,117)	29,502	(32,702)
Income tax (benefit) provision	(12,927)	(12,927)	1,706	—	11,221	(12,927)

Net (loss) income	$(19,775)	$(19,775)	$2,611	$(1,117)	$18,281	$(19,775)

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
Twenty-Six Weeks Ended August 4, 2007

	Bon-Ton (Parent		Guarantor	Non- Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$280,620	$1,165,561	$—	$—	$1,446,181
Other income	—	8,557	36,206	—	—	44,763

	—	289,177	1,201,767	—	—	1,490,944

Costs and expenses:
Costs of merchandise sold	—	180,361	749,509	—	—	929,870
Selling, general and administrative	—	106,600	427,893	(635)	(18,246)	515,612
Depreciation and amortization	—	14,636	36,636	5,927	—	57,199
Amortization of lease-related interests	—	226	2,335	—	—	2,561

Loss from operations	—	(12,646)	(14,606)	(5,292)	18,246	(14,298)

Other income (expense):
Intercompany rental and royalty income	—	—	3,895	14,351	(18,246)	—
Equity in losses of subsidiaries	(69,196)	(19,111)	—	—	88,307	—
Interest expense, net	—	(37,439)	(7,591)	(9,868)	—	(54,898)

Loss before income taxes	(69,196)	(69,196)	(18,302)	(809)	88,307	(69,196)
Income tax benefit	(24,922)	(24,922)	(6,808)	—	31,730	(24,922)

Net loss	$(44,274)	$(44,274)	$(11,494)	$(809)	$56,577	$(44,274)

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
Twenty-Six Weeks Ended July 29, 2006

	Bon-Ton (Parent		Guarantor	Non- Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$276,426	$1,032,120	$—	$—	$1,308,546
Other income	—	9,581	25,206	—	—	34,787

	—	286,007	1,057,326	—	—	1,343,333

Costs and expenses:
Costs of merchandise sold	—	192,186	645,327	—	—	837,513
Selling, general and administrative	2	115,932	358,625	6	(16,424)	458,141
Depreciation and amortization	—	11,114	27,723	6,500	—	45,337
Amortization of lease-related interests	—	235	1,513	—	—	1,748

(Loss) income from operations	(2)	(33,460)	24,138	(6,506)	16,424	594

Other income (expense):
Intercompany interest income	1,700	—	—	—	(1,700)	—
Intercompany rental and royalty income	—	—	4,828	11,596	(16,424)	—
Equity in (losses) earnings of subsidiaries	(52,257)	20,679	—	—	31,578	—
Interest expense, net	—	(39,476)	(5,913)	(7,464)	1,700	(51,153)

(Loss) income before income taxes	(50,559)	(52,257)	23,053	(2,374)	31,578	(50,559)
Income tax (benefit) provision	(19,949)	(20,617)	9,096	—	11,521	(19,949)

Net (loss) income	$(30,610)	$(31,640)	$13,957	$(2,374)	$20,057	$(30,610)

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Cash Flows
Twenty-Six Weeks Ended August 4, 2007

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:	$1,328	$(53,593)	$21,069	$6,582	$(9,927)	$(34,541)

Cash flows from investing activities:
Capital expenditures	—	(22,390)	(16,523)	—	—	(38,913)
Acquisition, net of cash acquired	—	(61)	—	—	—	(61)
Proceeds from sale of property, fixtures and equipment	—	53	160	2,495	—	2,708

Net cash (used in) provided by investing activities	—	(22,398)	(16,363)	2,495	—	(36,266)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(360,918)	(962)	(6,132)	—	(368,012)
Proceeds from issuance of long-term debt	—	441,287	—	—	—	441,287
Intercompany financing activity	—	(1,328)	(5,657)	(2,942)	9,927	—
Cash dividends paid	(1,714)	—	—	—	—	(1,714)
Proceeds from stock options exercised	386	—	—	—	—	386
Excess tax benefit from share-based compensation	—	289	—	—	—	289
Deferred financing costs paid	—	(263)	—	(3)	—	(266)
Decrease in bank overdraft balances	—	(3,995)	—	—	—	(3,995)

Net cash (used in) provided by financing activities	(1,328)	75,072	(6,619)	(9,077)	9,927	67,975

Net decrease in cash and cash equivalents	—	(919)	(1,913)	—	—	(2,832)
Cash and cash equivalents at beginning of period	1	7,384	17,348	—	—	24,733

Cash and cash equivalents at end of period	$1	$6,465	$15,435	$—	$—	$21,901

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Cash Flows
Twenty-Six Weeks Ended July 29, 2006

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:	$(62)	$255,119	$32,918	$3,393	$(264,389)	$26,979

Cash flows from investing activities:
Capital expenditures	—	(31,486)	(16,638)	—	—	(48,124)
Acquisition, net of cash acquired	—	(1,047,054)	—	—	—	(1,047,054)
Proceeds from sale of property, fixtures and equipment	—	1,026	518	—	—	1,544

Net cash used in investing activities	—	(1,077,514)	(16,120)	—	—	(1,093,634)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(422,131)	(619)	(1,548)	—	(424,298)
Proceeds from issuance of long-term debt	—	1,270,500	—	260,000	—	1,530,500
Intercompany financing activity	—	53	(5,405)	(259,037)	264,389	—
Cash dividends paid	(497)	—	—	—	—	(497)
Proceeds from stock options exercised	550	—	—	—	—	550
Excess tax benefit from share-based compensation	—	840	—	—	—	840
Deferred financing costs paid	—	(24,814)	—	(2,808)	—	(27,622)
(Decrease) increase in bank overdraft balances	—	(4,617)	1,640	—	—	(2,977)

Net cash provided by (used in) financing activities	53	819,831	(4,384)	(3,393)	264,389	1,076,496

Net (decrease) increase in cash and cash equivalents	(9)	(2,564)	12,414	—	—	9,841
Cash and cash equivalents at beginning of period	10	7,453	2,308	—	—	9,771

Cash and cash equivalents at end of period	$1	$4,889	$14,722	$—	$—	$19,612

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     For purposes of the following discussion, references to “first quarter of 2007” are to the thirteen-week period ended May 5, 2007. References to “second quarter of 2007” and “second quarter of 2006” are to the thirteen-week periods ended August 4, 2007 and July 29, 2006, respectively. References to “2007” and “2006” are to the twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively. References to the “Company,” “we,” “us,” and “our” refer to The Bon-Ton Stores, Inc. and its subsidiaries. References to “Carson’s” are to the Northern Department Store Group acquired by the Company from Saks Incorporated (“Saks”) in March 2006. References to “Bon-Ton” refer to the Company’s stores operating under the Bon-Ton and Elder-Beerman nameplates. References to “Parisian” refer to the stores acquired from Belk, Inc. (“Belk”) in October 2006.
Overview
     We are one of the largest regional department store operators (in terms of sales) in the United States, offering a broad assortment of brand-name fashion apparel and accessories for women, men and children. Our merchandise offerings also include cosmetics, home furnishings and other goods. We operate 278 stores, which includes nine furniture galleries, in 23 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson Pirie Scott, Elder-Beerman, Herberger’s and Younkers nameplates and, under the Parisian nameplate, two stores in the Detroit, Michigan area, encompassing a total of approximately 26 million square feet. Our management believes we hold the #1 or #2 market position among traditional department stores in most of the markets in which we operate.
     Effective March 5, 2006, we purchased all of the outstanding securities of two subsidiaries of Saks that were solely related to the business of owning and operating Carson’s, which was comprised of 142 retail department stores. The stores were located in 12 states in the Midwest and upper Great Plains regions and operated under the names Carson Pirie Scott, Younkers, Herberger’s, Boston Store and Bergner’s. Under the terms of the purchase agreement, we paid approximately $1.0 billion in cash for Carson’s. Carson’s stores encompass a total of approximately 15 million square feet in mid-size and metropolitan markets.
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
     We compete in the department store segment of the U.S. retail industry. The department store industry continues to evolve in response to ongoing consolidation among merchandise vendors as well as the evolution of competitive retail formats — mass merchandisers, national chain retailers, specialty retailers and online retailers. Our segment of the retail industry is highly competitive, and we foresee competitive pressures and challenges continuing in the future. As such, we anticipate reduced comparable store sales in the range of 1.0% to 1.5% and a 0.1 percentage point reduction in the gross margin rate in fiscal 2007 (fifty-two weeks ending February 2, 2008).

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Results of Operations
     The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Other income	3.1	2.7	3.1	2.7

	103.1	102.7	103.1	102.7

Costs and expenses:
Costs of merchandise sold	62.0	65.1	64.3	64.0
Selling, general and administrative	36.1	34.6	35.7	35.0
Depreciation and amortization	4.3	3.6	4.0	3.5
Amortization of lease-related interests	0.2	0.1	0.2	0.1

Income (loss) from operations	0.6	(0.7)	(1.0)	—
Interest expense, net	3.9	3.7	3.8	3.9

Loss before income taxes	(3.2)	(4.4)	(4.8)	(3.9)
Income tax benefit	(1.1)	(1.7)	(1.7)	(1.5)

Net loss	(2.1)%	(2.6)%	(3.1)%	(2.3)%

Thirteen Weeks Ended August 4, 2007 Compared to Thirteen Weeks Ended July 29, 2006
     Net sales: Net sales in the second quarter of 2007 were $708.6 million, compared to $746.8 million in the second quarter of 2006, a decrease of $38.2 million, or 5.1%. The Company’s comparable store sales decreased 5.0%.
     The comparable store net sales decline reflects the prior year liquidation of non-go-forward merchandise in Bon-Ton stores; these low-margin liquidation sales were not repeated in the current year. The quantifiable impact of the liquidation sales in the prior year second quarter was approximately $17.5 million in the Home area alone. We believe there were incremental sales generated in the prior year from increased customer traffic as a result of the liquidation event, the effect of which cannot be discretely quantified. We also believe our sales shortfall is reflective of a challenging retail environment.
     Merchandise categories with sales increases in the period included Children’s Apparel, Juniors’ Apparel and Better Sportswear (included in Women’s Apparel). Children’s Apparel benefited from increased inventory investment in the period and favorable customer response to new vendors. The introduction of new fashion silhouettes in tops and active wear fueled the favorable sales performance in Juniors’ Apparel. Better Sportswear sales increased as customers responded favorably to our new and expanded offerings of private brand merchandise. The poorest performing categories in the period were Home (which includes Furniture), Accessories and Moderate Sportswear and Women’s Special Size (both included in Women’s Apparel). The sales performance in the Home area reflects the prior year liquidation event and what we believe is the continuation of a

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
national trend reflective of the downturn in the housing market. Accessories sales reflect a downtrend in fashion jewelry. Sales in Moderate Sportswear and Women’s Special Size were adversely impacted by the elimination of the prior year liquidation of non-go-forward merchandise.
     Other income: Other income, which includes income from revenues received under the Credit Card Program Agreement (“CCPA”) with HSBC Bank Nevada, N.A., leased departments and other customer revenues, was $22.1 million, or 3.1% of net sales, in the second quarter of 2007 as compared to $20.0 million, or 2.7% of net sales, in the second quarter of 2006. The increase was due to the program revenue received under the CCPA.
     Costs and expenses: Gross margin in the second quarter of 2007 increased $8.6 million to $269.4 million as compared to $260.8 million in the comparable prior year period. The increase in gross margin dollars is attributable to an increased gross margin rate. Gross margin as a percentage of net sales increased 3.1 percentage points to 38.0% in the second quarter of 2007 from 34.9% in the same period last year, primarily due to an increased cumulative markup and a decreased net markdown rate, reflecting the elimination of low-margin sales associated with the inventory liquidation event at Bon-Ton stores in the second quarter of 2006.
     Selling, general and administrative (“SG&A”) expense in the second quarter of 2007 was $255.5 million as compared to $258.4 million in the second quarter of 2006, a decrease of $2.9 million. The primary factors in the decrease in SG&A expense were reductions in integration expenses and increased efficiencies in operations in the current year, partially offset by increased store closing expenses and increases in those costs affected by normal inflationary adjustments. The current year expense rate increased 1.5 percentage points to 36.1% of net sales, compared to 34.6% for the same period last year, as we were unable to leverage our expense savings due to the shortfall in sales.
     Depreciation and amortization expense and amortization of lease-related interests increased $3.7 million, to $31.6 million, in the second quarter of 2007 from $27.9 million in the second quarter of 2006, primarily reflecting the increased expense associated with prior year capital expenditures.
     Income (loss) from operations: Income from operations in the second quarter of 2007 was $4.5 million, or 0.6% of net sales, as compared to a loss from operations of $5.4 million, or 0.7% of net sales, in the comparable prior year period.
     Interest expense, net: Net interest expense was $27.4 million, or 3.9% of net sales, in the second quarter of 2007 as compared to $27.3 million, or 3.7% of net sales, in the second quarter of 2006.
     Income tax benefit: The income tax benefit reflects an effective tax rate of 34.7% in the second quarter of 2007 as compared to 39.5% in the comparable prior year period. The current year decrease reflects the effect of the changing mix of actual and projected taxable income and recognized taxable losses within various subsidiaries of the Company.
     Net loss: Net loss in the second quarter of 2007 was $15.0 million, or 2.1% of net sales, compared to a net loss of $19.8 million, or 2.6% of net sales, in the second quarter of 2006.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Twenty-Six Weeks Ended August 4, 2007 Compared to Twenty-Six Weeks Ended July 29, 2006
     Net sales: Net sales in 2007 increased 10.5% to $1,446.2 million from $1,308.5 million in 2006. Sales in 2007 include Carson’s operations for the twenty-six-week period; the prior year period included Carson’s operations for the twenty-one weeks following the acquisition. The total sales increase reflects the inclusion of the additional five weeks of sales from Carson’s as well as sales at the acquired Parisian stores, partially offset by a reduction for closed stores. The balance of sales in 2007 reflects a Bon-Ton comparable store net sales decrease of 9.0% and a Carson’s comparable store net sales decrease of 0.2%, which, in total, approximates $48 million.
     We believe that the comparable store net sales decrease in 2007 was due to unseasonably cold and inclement weather in our geographic regions in April, the elimination of the prior year liquidation of non-go-forward merchandise in Bon-Ton stores and a challenging retail environment.
     The best performing merchandise categories in the period were Children’s Apparel and Better Sportswear (included in Women’s Apparel). Children’s Apparel benefited from increased inventory investment in the period, a promotional event in the first quarter of 2007 and the introduction of new vendors. Better Sportswear sales increased as customers responded favorably to our new and expanded offerings of private brand merchandise. Conversely, the poorest performing categories in the period were Home (which includes furniture) and Moderate Sportswear and Women’s Special Size (both included in Women’s Apparel). The sales performance in the Home area reflects the prior year liquidation event and what we believe is the continuation of a national trend reflective of the downturn in the housing market. Sales in Moderate Sportswear and Women’s Special Size were adversely impacted by the unseasonable weather in April and the elimination of the prior year liquidation of non-go-forward merchandise.
     Other income: Other income was $44.8 million, or 3.1% of net sales, in 2007 as compared to $34.8 million, or 2.7% of net sales, in 2006. The increase was primarily due to the inclusion of twenty-six weeks of Carson’s operations in the current year as compared to twenty-one weeks in the prior year and the program revenue received under the CCPA.
     Costs and expenses: Gross margin in 2007 was $516.3 million as compared to $471.0 million in 2006, an increase of $45.3 million. The increase in gross margin dollars is primarily attributable to the inclusion of twenty-six weeks of Carson’s operations in the current year as compared to twenty-one weeks of Carson’s operations in the prior year. Gross margin as a percentage of net sales decreased 0.3 percentage point to 35.7% in 2007 from 36.0% in 2006. The decrease in the gross margin rate primarily reflects the inclusion of Carson’s sales and markdowns for the first five weeks of the current year, a historically clearance-driven period with reduced margins. Carson’s operations for the first five weeks were not included in 2006 results.
     SG&A expense in 2007 was $515.6 million compared to $458.1 million in 2006, an increase of $57.5 million. The primary factors in the increase in SG&A expense were the inclusion of twenty-six weeks of Carson’s operations in the current year as compared to twenty-one weeks of Carson’s operations in the prior year period and increases in those costs affected by normal inflationary adjustments. These increases were partially offset by a reduction in integration expenses and increased efficiencies in operations in 2007. The current year expense rate increased 0.6 percentage point to 35.7% of net sales.
     Depreciation and amortization expense and amortization of lease-related interests increased $12.7 million, to $59.8 million, in 2007 from $47.1 million in 2006, primarily the result of including twenty-six weeks of Carson’s operations in the current year expense as compared to twenty-one

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
weeks of Carson’s operations in the prior year period as well as the increased expense associated with prior year asset additions.
     (Loss) income from operations: The loss from operations in 2007 was $14.3 million as compared to income from operations of $0.6 million in 2006.
     Interest expense, net: Net interest expense was $54.9 million, or 3.8% of net sales, in 2007 as compared to $51.2 million, or 3.9% of net sales, in 2006. The $3.7 million net increase is principally due to twenty-six weeks of interest expense on debt incurred in connection with the acquisition of Carson’s as compared to twenty-one weeks of such interest expense in the prior year, partially offset by a nonrecurrent prior year charge of $6.8 million for the write-off of fees associated with a bridge facility and the early extinguishment of previous debt.
     Income tax benefit: The income tax benefit reflects an effective tax rate of 36.0% in 2007 as compared to 39.5% in 2006. The current year decrease reflects the effect of the changing mix of taxable income and recognized taxable losses within various subsidiaries of the Company.
     Net loss: Net loss in 2007 was $44.3 million, or 3.1% of net sales, compared to a net loss of $30.6 million, or 2.3% of net sales, in 2006.
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
     We do not believe inflation had a material effect on operating results during the first twenty-six weeks of 2007 or 2006. However, there can be no assurance that our business will not be affected by material inflationary adjustments in the future.
Liquidity and Capital Resources
     The following table summarizes material measures of the Company’s liquidity and capital resources:

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

	August 4,	July 29,
(Dollars in millions)	2007	2006

Working capital	$474.6	$347.4
Current ratio	2.10:1	1.79:1
Debt to total capitalization (1)	0.81:1	0.82:1
Unused availability under lines of credit (2)	$229.0	$247.6

(1)	Debt includes obligations under capital leases. Total capitalization includes shareholders’ equity, debt and obligations under capital leases.

(2)	Subject to a minimum borrowing covenant of $75 as of August 4, 2007 and July 29, 2006.
     Our primary sources of working capital are cash flows from operations and borrowings under our revolving credit facility, which provides for up to $1.0 billion in borrowings.
     Increases in working capital and the current ratio are primarily due to increased levels of merchandise inventories, reflecting higher planned ending inventory balances. The decrease in unused availability under lines of credit as compared to the prior year reflects an increase in standby letters of credit to support the importing of merchandise and as collateral for obligations related to general liability and workers’ compensation insurance.
     Net cash used in operating activities amounted to $34.5 million in 2007 as compared to $27.0 million of net cash provided by operating activities in 2006. The increase in net cash used in the current year primarily reflects the inclusion of Carson’s operations for the full twenty-six weeks of the period; an increased net loss; increased cash outlays for income taxes, bonus and profit sharing and higher merchandise inventories, the effect of which was partially offset by an increase in accounts payable.
     Net cash used in investing activities amounted to $36.3 million in 2007, as compared to $1,093.6 million in 2006. The prior year cash outflow reflects the acquisition cost of Carson’s.
     Net cash provided by financing activities amounted to $68.0 million in 2007, as compared to $1,076.5 million in the prior year. The change primarily reflects prior year borrowings to fund the acquisition of Carson’s, partially offset by increased cash requirements for current year operating activities.
     Aside from planned capital expenditures, our primary cash requirements will be to service debt and finance working capital increases during peak selling seasons.
     We paid a quarterly cash dividend of $0.05 per share on shares of Class A Common Stock and Common Stock on May 1, 2007 and August 1, 2007 to shareholders of record as of April 16, 2007 and July 16, 2007, respectively. Additionally, a quarterly cash dividend of $0.05 per share was declared on August 21, 2007, payable October 15, 2007 to shareholders of record as of October 1, 2007. Our Board of Directors will consider dividends in subsequent periods as it deems appropriate.
     Our capital expenditures in 2007 totaled $38.9 million. Capital expenditures for the full fiscal year 2007 (fifty-two weeks ending February 2, 2008), net of landlord contributions, are planned at approximately $106 million. Included in these planned amounts are expenditures relating to the opening of two new stores, expansions of three stores and the renovation and reconfiguration of several existing stores.

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
Inventory Valuation
     Inventories are stated at the lower of cost or market with cost determined by the retail inventory method. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margin is derived by applying a calculated cost-to-retail ratio to the retail value of inventories. The retail inventory method is an averaging method that is widely used in the retail industry. Use of the retail inventory method will result in valuing inventories at the lower of cost or market if markdowns are taken timely as a reduction of the retail value of inventories.
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
     Prior to the Carson’s acquisition, we utilized the last-in, first-out (“LIFO”) cost basis for all of our inventories. In connection with the Carson’s acquisition, we evaluated the inventory costing for the acquired inventories and elected the first-in, first-out (“FIFO”) cost basis for certain of the acquired Carson’s locations. As of February 3, 2007, approximately 30% of our inventories were valued using a FIFO cost basis and approximately 70% of our inventories were valued using a LIFO cost basis. As is currently the case with many companies in the retail industry, our LIFO calculations have yielded inventory increases in recent years due to deflation reflected in price indices used. The LIFO method values merchandise sold at the cost of more recent inventory purchases (which the deflationary indices indicate to be lower), resulting in the general inventory on-hand being carried at the older, higher costs. Given these higher values and the promotional retail environment, we have reduced the carrying value of our LIFO inventories to a net realizable value. These reductions totaled $38.9 million as of August 4, 2007 and February 3, 2007. Inherent in the valuation of inventories are significant management judgments and estimates regarding future merchandise selling costs and pricing. Should these estimates prove to be inaccurate, we may have overstated or understated our inventory carrying value. In such cases, operating results would ultimately be impacted.
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
     Our net deferred tax assets were $97.2 million and $94.4 million at August 4, 2007 and February 3, 2007, respectively. In assessing the realizability of the deferred tax assets, we considered whether it was more likely than not that the deferred tax assets, or a portion thereof, will not be realized. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies and limitations pursuant to Section 382 of the Internal Revenue Code. As a result, we concluded that a valuation allowance against a portion of the net deferred tax assets was appropriate. A total valuation allowance of $25.4 million was recorded at August 4, 2007 and February 3, 2007. If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may need to be adjusted, which could materially impact our financial position and results of operations.
Long-lived Assets
     Property, fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in our business model or capital strategy can result in the actual useful lives differing from estimates. In cases where we determined that the useful life of property, fixtures and equipment should be shortened, we depreciated the net book value in excess of the salvage value over the revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or leasehold improvements could also result in shortened useful lives. Our net property, fixtures and equipment amounted to $877.5 million and $897.9 million at August 4, 2007 and February 3, 2007, respectively.

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
Goodwill and Intangible Assets
     Our goodwill was $27.8 million and $27.4 million at August 4, 2007 and February 3, 2007, respectively. The increase in goodwill reflects the final purchase accounting adjustments recorded in the first quarter of 2007 associated with the acquisition of Carson’s.
     Net intangible assets totaled $171.8 million and $176.7 million at August 4, 2007 and February 3, 2007, respectively. Our intangible assets are principally comprised of $87.6 million of lease interests that relate to below-market-rate leases and $84.2 million associated with trade names, private label brand names and customer lists. The lease-related interests and the portion of private label brand names subject to amortization are being amortized using a straight-line method. The customer lists are being amortized using a declining-balance method. Trade names and private label brand names of $63.5 million have been deemed as having indefinite lives.
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
Forward-Looking Statements
     Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission contain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which may be identified by words such as “may,” “could,” “will,” “plan,” “expect,” “anticipate,” “estimate,” “project,” “intend” or other similar expressions, involve important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. Factors that could cause such differences include, but are not limited to, risks related to retail businesses generally, deterioration in consumer confidence, additional competition from existing and new competitors, weather conditions that could negatively impact sales, uncertainties associated with opening new stores or expanding or remodeling existing stores, risks related to the Company’s integration of the business and operations comprising the acquired Carson’s and Parisian stores, the ability to attract and retain qualified management, the dependence upon key vendor relationships and the ability to obtain financing for working capital, capital expenditures and general corporate purposes. Additional factors that could cause the Company’s actual results to differ from those contained in these forward-looking statements are discussed in greater detail under Item 1A of the Company’s Form 10-K filed with the Securities and Exchange Commission.

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
Changes in Internal Control over Financial Reporting
     There were no changes to our internal controls over financial reporting that occurred during the thirteen weeks ended August 4, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

THE BON-TON STORES, INC.
PART II: OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On June 19, 2007, the Company held its Annual Meeting of Shareholders. The following matters were submitted for vote:
1.	The following individuals were nominated and elected by the votes set forth opposite his or her name to serve as the directors of the Company:

Robert B. Bank	For:	41,995,885
	Withhold Authority:	107,637

Byron L. Bergren	For:	41,917,597
	Withhold Authority:	185,925

Philip M. Browne	For:	41,995,892
	Withhold Authority:	107,629

Shirley A. Dawe	For:	41,995,892
	Withhold Authority:	107,629

Marsha M. Everton	For:	41,956,062
	Withhold Authority:	147,459

Michael L. Gleim	For:	40,600,441
	Withhold Authority:	1,503,081

M. Thomas Grumbacher	For:	41,917,101
	Withhold Authority:	186,420

Robert E. Salerno	For:	41,995,783
	Withhold Authority:	107,739
2.	With respect to the proposal to approve the amendment of The Bon-Ton Stores, Inc. Cash Bonus Plan, 39,974,383 votes were cast in favor, 241,365 votes were cast against and 17,339 votes abstained.
3.	With respect to the proposal to ratify the appointment of KPMG LLP as the Company’s independent registered accounting firm, 42,066,705 votes were cast in favor, 35,581 votes were cast against and 1,235 votes abstained.

THE BON-TON STORES, INC.
ITEM 6. EXHIBITS
(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

Exhibit	Description	Document Location
10.1	Third Amendment to Employment Agreement with Byron L. Bergren	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 19, 2007

10.2	Restricted Stock Agreement with Byron L. Bergren dated July 19, 2007	Filed herewith.

10.3	Restricted Stock Agreement with Byron L. Bergren dated July 19, 2007	Filed herewith.

31.1	Certification of Byron L. Bergren	Filed herewith.

31.2	Certification of Keith E. Plowman	Filed herewith.

32.1	Certification Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934	Furnished herewith.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BON-TON STORES, INC.

DATE:	September 12, 2007	BY:	/s/ Byron L. Bergren

Byron L. Bergren
President and
Chief Executive Officer

DATE:	September 12, 2007	BY:	/s/ Keith E. Plowman

Keith E. Plowman
Executive Vice President,
Chief Financial Officer and
Principal Accounting Officer