Form 10-Q
period 2007-11-03
BON TON STORES INC
filed 2007-12-12
CIK 878079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarter ended November 3, 2007
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
Yes ☐ No ☑

As of December 3, 2007, there were 14,276,311 shares of Common Stock, $.01 par value, and 2,951,490 shares of Class A Common Stock, $.01 par value, outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE BON-TON STORES, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)	November 3,	February 3,
(Unaudited)	2007	2007
Assets
Current assets:
Cash and cash equivalents	$23,976	$24,733
Merchandise inventories	1,036,853	787,487
Prepaid expenses and other current assets	115,193	84,731
Deferred income taxes	12,832	17,858

Total current assets	1,188,854	914,809

Property, fixtures and equipment at cost, net of accumulated depreciation and amortization of $389,623 and $311,160 at November 3, 2007 and February 3, 2007, respectively	892,254	897,886
Deferred income taxes	87,058	76,586
Goodwill	22,233	27,377
Intangible assets, net of accumulated amortization of $19,444 and $12,087 at November 3, 2007 and February 3, 2007, respectively	169,668	176,700
Other long-term assets	37,574	41,441

Total assets	$2,397,641	$2,134,799

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$428,040	$209,742
Accrued payroll and benefits	50,206	68,434
Accrued expenses	152,800	178,642
Current maturities of long-term debt	5,559	5,555
Current maturities of obligations under capital leases	2,123	1,936
Income taxes payable	—	48,086

Total current liabilities	638,728	512,395

Long-term debt, less current maturities	1,293,064	1,120,169
Obligations under capital leases, less current maturities	67,824	69,456
Other long-term liabilities	112,584	86,383

Total liabilities	2,112,200	1,788,403

Contingencies (Note 8)

Shareholders’ equity:
Preferred Stock — authorized 5,000,000 shares at $0.01 par value; no shares issued	—	—
Common Stock — authorized 40,000,000 shares at $0.01 par value; issued shares of 14,594,111 and 14,469,196 shares at November 3, 2007 and February 3, 2007, respectively	146	145
Class A Common Stock — authorized 20,000,000 shares at $0.01 par value; issued and outstanding shares of 2,951,490 at November 3, 2007 and February 3, 2007	30	30
Treasury stock, at cost - 337,800 shares at November 3, 2007 and February 3, 2007	(1,387)	(1,387)
Additional paid-in-capital	137,274	130,875
Accumulated other comprehensive income	45	1,189
Retained earnings	149,333	215,544

Total shareholders’ equity	285,441	346,396

Total liabilities and shareholders’ equity	$2,397,641	$2,134,799

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
(In thousands except share and per share data)	November 3,	October 28,	November 3,	October 28,
(Unaudited)	2007	2006	2007	2006

Net sales	$780,839	$804,100	$2,227,020	$2,112,646
Other income	24,646	22,859	69,409	57,646

	805,485	826,959	2,296,429	2,170,292

Costs and expenses:
Costs of merchandise sold	508,802	509,829	1,438,672	1,347,342
Selling, general and administrative	265,279	273,581	780,891	731,722
Depreciation and amortization	30,107	28,756	87,306	74,093
Amortization of lease-related interests	1,280	831	3,841	2,579

Income (loss) from operations	17	13,962	(14,281)	14,556
Interest expense, net	27,383	27,929	82,281	79,082

Loss before income taxes	(27,366)	(13,967)	(96,562)	(64,526)
Income tax benefit	(8,004)	(3,066)	(32,926)	(23,015)

Net loss	$(19,362)	$(10,901)	$(63,636)	$(41,511)

Per share amounts –
Basic:
Net loss	$(1.17)	$(0.66)	$(3.86)	$(2.53)

Basic weighted average shares outstanding	16,533,957	16,439,314	16,504,678	16,420,082

Diluted:
Net loss	$(1.17)	$(0.66)	$(3.86)	$(2.53)

Diluted weighted average shares outstanding	16,533,957	16,439,314	16,504,678	16,420,082
The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	THIRTY-NINE
	WEEKS ENDED
(In thousands)	November 3,	October 28,
(Unaudited)	2007	2006
Cash flows from operating activities:
Net loss	$(63,636)	$(41,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	87,306	74,093
Amortization of lease-related interests	3,841	2,579
Share-based compensation expense	5,372	3,834
Excess tax benefit from share-based compensation	(548)	(868)
Loss (gain) on sale of property, fixtures and equipment	409	(687)
Amortization of deferred financing costs	2,987	5,469
Amortization of deferred gain on sale of proprietary credit card portfolio	(1,810)	(1,810)
Deferred income tax provision (benefit)	1,771	(2,919)
Cancellation of restricted shares	(4)	—
Changes in operating assets and liabilities, net of effect of acquisition:
Increase in merchandise inventories	(249,366)	(204,649)
Increase in prepaid expenses and other current assets	(29,914)	(39,487)
Decrease (increase) in other long-term assets	1,163	(6,633)
Increase in accounts payable	192,810	111,677
(Decrease) increase in accrued payroll and benefits and accrued expenses	(39,583)	13,758
Decrease in income taxes payable	(48,086)	(13,335)
Increase in other long-term liabilities	25,450	1,513

Net cash used in operating activities	(111,838)	(98,976)

Cash flows from investing activities:
Capital expenditures	(82,163)	(72,954)
Acquisition, net of cash acquired	(62)	(1,047,120)
Proceeds from sale of property, fixtures and equipment	2,715	1,557

Net cash used in investing activities	(79,510)	(1,118,517)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(503,519)	(590,246)
Proceeds from issuance of long-term debt	674,971	1,807,739
Cash dividends paid	(2,575)	(1,274)
Proceeds from stock options exercised	484	936
Excess tax benefit from share-based compensation	548	868
Deferred financing costs paid	(284)	(27,798)
Increase in bank overdraft balances	20,966	40,344

Net cash provided by financing activities	190,591	1,230,569

Net (decrease) increase in cash and cash equivalents	(757)	13,076

Cash and cash equivalents at beginning of period	24,733	9,771

Cash and cash equivalents at end of period	$23,976	$22,847

Supplemental Cash Flow Information:
Interest paid	$92,746	$64,330
Net income taxes paid	$39,677	$16,585
The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other
		Class A		Additional	Compre-
(In thousands except per share data)	Common	Common	Treasury	Paid-in	hensive	Retained
(Unaudited)	Stock	Stock	Stock	Capital	Income	Earnings	Total

BALANCE AT FEBRUARY 3, 2007	$145	$30	$(1,387)	$130,875	$1,189	$215,544	$346,396

Comprehensive loss (Note 9):
Net loss	—	—	—	—	—	(63,636)	(63,636)
Pension plan, net of $88 tax effect					152		152
Change in fair value of cash flow hedges, net of $923 tax effect	—	—	—	—	(1,296)	—	(1,296)

Total comprehensive loss							(64,780)

Dividends to shareholders, $0.15 per share	—	—	—	—	—	(2,575)	(2,575)
Proceeds from stock options exercised	—	—	—	484	—	—	484
Share-based compensation expense	1	—	—	5,371	—	—	5,372
Cancellation of restricted shares				(4)			(4)
Excess tax benefit from share-based compensation	—	—	—	548	—	—	548

BALANCE AT NOVEMBER 3, 2007	$146	$30	$(1,387)	$137,274	$45	$149,333	$285,441

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
1.     BASIS OF PRESENTATION
The Bon-Ton Stores, Inc., a Pennsylvania corporation, was incorporated on January 31, 1996 as the successor of a company incorporated on January 31, 1929. The Bon-Ton Stores, Inc. operates, through its subsidiaries, 280 stores, which includes ten furniture galleries, in 23 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson Pirie Scott, Elder-Beerman, Herberger’s and Younkers nameplates and, under the Parisian nameplate, three stores in the Detroit, Michigan area. The Bon-Ton Stores, Inc. conducts its operations through one business segment.
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
All references in these footnotes to the “first quarter of 2007” are to the thirteen weeks ended May 5, 2007. All references to the “third quarter of 2007” and the “third quarter of 2006” are to the thirteen weeks ended November 3, 2007 and October 28, 2006, respectively. All references to “2007” and “2006” are to the fifty-two weeks ending February 2, 2008 and the fifty-three weeks ended February 3, 2007, respectively. References to “Bon-Ton” refer to the Company’s stores operating under the Bon-Ton and Elder-Beerman nameplates.
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
Adoption of New Accounting Pronouncement
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 prescribes a recognition and derecognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires the Company to recognize, in the financial statements, the impact of a tax position if that position is more likely than not of being sustained under audit, based on the technical merits of the position.
The Company adopted FIN No. 48 effective February 4, 2007, and, as a result, was not required to adjust its existing reserves for uncertain tax positions. As of the date of adoption, the Company had $18,275 of gross unrecognized tax benefits and $1,332 of interest reserves on those unrecognized benefits. The amount of unrecognized tax benefits as of the date of adoption that would have impacted the Company’s effective tax rate if recognized, inclusive of the related interest, was $12,377.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
During the twelve months subsequent to November 3, 2007, it is reasonably possible that the gross unrecognized tax benefits could potentially decrease by up to $11,500 ($7,500 of which would affect the effective tax rate) for federal and state tax positions related to both the expiration of the statute of limitations and expected settlements.
It is the Company’s policy to record interest on unrecognized tax benefits and assessments as income tax expense. The Company believes that penalties are not applicable on any of its uncertain tax positions. The Company’s federal tax returns for the tax years ended January 31, 2005 through the present are open to examination as are the Company’s state tax returns for the tax years ended January 31, 2004 through the present.
Future Accounting Changes
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for years beginning after November 15, 2007 for financial assets and liabilities that are measured at fair value on a recurring basis. The FASB has agreed to a one-year deferral of SFAS No. 157’s fair-value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Company is in the process of evaluating what effect, if any, adoption of SFAS No. 157 may have on the consolidated financial statements.
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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006

Basic calculation	16,533,957	16,439,314	16,504,678	16,420,082
Effect of dilutive shares -
Restricted shares and restricted stock units	—	—	—	—
Options	—	—	—	—

Diluted calculation	16,533,957	16,439,314	16,504,678	16,420,082

The following securities were antidilutive and, therefore, were not included in the computation of diluted EPS for the periods indicated:

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006

Antidilutive shares -

Restricted shares and restricted stock units	766,668	661,878	732,283	603,619

Options	706,822	620,092	692,134	569,562
Certain of the securities noted above were excluded from the computation of dilutive shares solely due to the Company’s net loss position in the thirteen and thirty-nine weeks ended November 3, 2007 and October 28, 2006. The following table shows the approximate effect of dilutive securities had the Company reported a profit for these periods:

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006

Effect of dilutive securities -

Restricted shares and restricted stock units	435,066	282,650	420,085	246,240

Options	105,261	95,891	187,343	90,792
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

During the third quarter of 2007, in accordance with SFAS No. 109, “Accounting for Income Taxes,” the Company reduced the goodwill associated with the Carson’s acquisition by $5,592, and recorded a corresponding increase in non-current deferred income taxes.
4.     SUPPLEMENTAL BALANCE SHEET INFORMATION
Prepaid expenses and other current assets were comprised of the following:

	November 3,	February 3,
	2007	2007
Landlord receivables	$1,050	$15,000
Prepaid expenses	41,129	29,527
Other	73,014	40,204

Total	$115,193	$84,731

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
Activities during the thirty-nine weeks ended November 3, 2007 related to these integration activities are as follows:

	Termination	Lease
	Benefits	Termination	Total
Balance as of February 3, 2007	$333	$987	$1,320
Provision:
Thirteen weeks ended May 5, 2007	24	—	24
Thirteen weeks ended November 3, 2007	(41)	—	(41)
Payments:
Thirteen weeks ended May 5, 2007	(205)	(20)	(225)
Thirteen weeks ended August 4, 2007	(94)	(33)	(127)
Thirteen weeks ended November 3, 2007	(17)	(20)	(37)

Balance as of November 3, 2007	$—	$914	$914

The above provision and other adjustment were included within selling, general and administrative (“SG&A”) expense.
6.     EXIT OR DISPOSAL ACTIVITIES
On February 24, 2007, the Company closed its Carson Pirie Scott store at One South State Street in Chicago, Illinois. In connection with the closing of this store, the Company developed plans resulting in involuntary associate termination benefits and other closing costs of $2,914 and $1,383, respectively. During 2006, the Company recognized $2,436 and $273 of the total expected termination benefits and other costs, respectively. Activities during the thirty-nine weeks ended November 3, 2007 related to these costs are as follows:

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

	Termination	Other
	Benefits	Costs	Total
Balance as of February 3, 2007	$2,436	$—	$2,436
Provision:
Thirteen weeks ended May 5, 2007	498	1,159	1,657
Thirteen weeks ended August 4, 2007	—	(77)	(77)
Thirteen weeks ended November 3, 2007	(20)	28	8
Payments:
Thirteen weeks ended May 5, 2007	(2,914)	(831)	(3,745)
Thirteen weeks ended August 4, 2007	—	(251)	(251)
Thirteen weeks ended November 3, 2007	—	(28)	(28)

Balance as of November 3, 2007	$—	$—	$—

The above provisions and other adjustments were included in SG&A expense.
The following table summarizes other exit or disposal activities during the thirty-nine weeks ended November 3, 2007 related to the closing of three stores and a distribution center in the first quarter of 2007, accrued transition services agreement costs related to the Carson’s acquisition in March 2006, accrued lease termination costs related to a store closed in January 2006 and accrued costs related to the sale of the Company’s credit card accounts in July 2005:

	Termination	Lease	Contract	Other
	Benefits	Termination	Termination	Costs	Total

Balance as of February 3, 2007	$341	$344	$32	$231	$948
Provision:
Thirteen weeks ended May 5, 2007	664	—	—	189	853
Thirteen weeks ended August 4, 2007	(55)	—	(11)	186	120
Payments:
Thirteen weeks ended May 5, 2007	(639)	(90)	(21)	(420)	(1,170)
Thirteen weeks ended August 4, 2007	(311)	(90)	—	(186)	(587)
Thirteen weeks ended November 3, 2007	—	(90)	—	—	(90)

Balance as of November 3, 2007	$—	$74	$—	$—	$74

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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
7.     EMPLOYEE BENEFIT PLANS
The Company provides eligible employees with retirement benefits under a 401(k) salary reduction and retirement contribution plan (the “Plan”). The Company made an annual contribution of $10,090 to the Plan during the first quarter of 2007. The Company recorded expense related to the Plan of $2,750 and $3,432 during the third quarter of 2007 and 2006, respectively, and expense of $8,308 and $8,250 during the thirty-nine weeks ended November 3, 2007 and October 28, 2006, respectively.
The Company provides benefits to certain current and former associates who are eligible under a defined benefit pension plan and various supplemental pension plans (collectively, the “Pension Plans”). Net periodic benefit income for the Pension Plans includes the following components:

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Service cost	$33	$49	$98	$133
Interest cost	3,041	3,223	9,124	8,121
Expected return on plan assets	(3,668)	(3,723)	(11,005)	(9,352)
Recognition of prior service cost	1	—	3	—
Recognition of net actuarial loss	79	—	237	—

Net periodic benefit income	$(514)	$(451)	$(1,543)	$(1,098)

During the thirty-nine weeks ended November 3, 2007, contributions of $583 were made to the Pension Plans. The Company anticipates contributing an additional $381 to fund the Pension Plans in 2007 for an annual total of $964.
The Company provides medical and life insurance benefits to certain former associates under a postretirement benefit plan. Net periodic benefit interest expense of $103 and $92 was recorded in the third quarter of each of 2007 and 2006, respectively. During the thirty-nine weeks ended November 3, 2007 and October 28, 2006, the Company recorded net periodic benefit interest expense of $308 and $231, respectively. During the thirty-nine weeks ended November 3, 2007, payments under the plan exceeded participant premiums received by $33. The Company anticipates contributing an additional $880 to fund this plan in 2007 for a net annual total of $913.
8.     CONTINGENCIES
In connection with the acquisition of Carson’s, the Company assumed liability for the following matter (only to the extent it applied to the entities acquired from Saks): The Chapter 7 trustee for the bankruptcy estate of Kleinert’s Inc. filed a complaint against Saks and several of its subsidiaries in which the plaintiff, as assignee, alleged breach of contract, fraud, and unjust enrichment, among other causes of action, and sought compensatory and punitive damages.
The Company and Saks reached a settlement with the plaintiff on October 1, 2007. On November 14, 2007, the Court entered a final judgment approving the settlement and dismissing the plaintiff’s claims in their entirety. The outcome of this matter had no material effect on the Company’s financial condition, results of operations or cash flows.
On December 8, 2005, Adamson Apparel, Inc. filed a purported class action lawsuit against Saks in the United States District Court for the Northern District of Alabama. In its complaint the plaintiff asserts breach of contract claims and alleges that Saks improperly assessed chargebacks, timely payment discounts, and deductions for merchandise returns against members of the plaintiff class. The lawsuit seeks compensatory and incidental damages and restitution. Under the terms of the purchase agreement relating to the acquisition of Carson’s from Saks, the Company may have an obligation to indemnify Saks for any damages incurred by Saks under this lawsuit by Adamson Apparel, Inc. solely to the extent that such damages relate to the business acquired from Saks.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
In addition, the Company is party to legal proceedings and claims that arise during the ordinary course of business.
In the opinion of management, the ultimate outcome of any such litigation and claims, including the Adamson matter detailed above, will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.
9.     COMPREHENSIVE LOSS
Comprehensive loss was determined as follows:

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006

Net loss	$(19,362)	$(10,901)	$(63,636)	$(41,511)

Other comprehensive income (loss):
Amortization of pension plan amounts, net of tax	51	—	152	—
Cash flow hedge derivative loss, net of tax	(1,121)	(885)	(1,296)	(1,322)

Comprehensive loss	$(20,432)	$(11,786)	$(64,780)	$(42,833)

10.   SUBSEQUENT EVENT
On December 5, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share on Class A Common Stock and Common Stock, payable January 15, 2008 to shareholders of record as of January 2, 2008.
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
The condensed consolidating financial information for the Company, the Issuer and the Company’s guarantor and non-guarantor subsidiaries as of November 3, 2007 and February 3, 2007 and for the third quarter of each of 2007 and 2006 and the thirty-nine weeks ended November 3, 2007 and October 28, 2006 as presented below has been prepared from the books and records maintained by the Company, the Issuer and the guarantor and non-guarantor subsidiaries. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the guarantor and non-guarantor subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from affiliates will exist at any time.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Balance Sheet
November 3, 2007

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$7,699	$16,276	$—	$—	$23,976
Merchandise inventories	—	325,313	711,540	—	—	1,036,853
Prepaid expenses and other current assets	—	67,474	47,068	651	—	115,193
Deferred income taxes	—	(4,573)	17,405	—	—	12,832

Total current assets	1	395,913	792,289	651	—	1,188,854

Property, fixtures and equipment at cost, net	—	189,779	383,417	319,058	—	892,254
Deferred income taxes	—	17,174	69,884	—	—	87,058
Goodwill	—	2,965	19,268	—	—	22,233
Intangible assets, net	—	2,586	167,082	—	—	169,668
Investment in and advances to affiliates	287,647	1,198,254	78,612	558	(1,565,071)	—
Other long-term assets	—	25,062	9,629	2,883	—	37,574

Total assets	$287,648	$1,831,733	$1,520,181	$323,150	$(1,565,071)	$2,397,641

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$428,040	$—	$—	$—	$428,040
Accrued payroll and benefits	—	9,754	40,452	—	—	50,206
Accrued expenses	—	45,063	107,606	131	—	152,800
Current maturities of long-term debt and obligations under capital leases	—	—	2,123	5,559	—	7,682

Total current liabilities	—	482,857	150,181	5,690	—	638,728

Long-term debt and obligations under capital leases, less current maturities	—	1,033,638	67,824	259,426	—	1,360,888
Other long-term liabilities	2,207	40,944	68,346	1,087	—	112,584

Total liabilities	2,207	1,557,439	286,351	266,203	—	2,112,200

Shareholders’ equity	285,441	274,294	1,233,830	56,947	(1,565,071)	285,441

Total liabilities and shareholders’ equity	$287,648	$1,831,733	$1,520,181	$323,150	$(1,565,071)	$2,397,641

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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
Thirteen Weeks Ended November 3, 2007

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$148,237	$632,602	$—	$—	$780,839
Other income	—	4,563	20,083	—	—	24,646

	—	152,800	652,685	—	—	805,485

Costs and expenses:
Costs of merchandise sold	—	97,291	411,511	—	—	508,802
Selling, general and administrative	—	55,673	218,685	19	(9,098)	265,279
Depreciation and amortization	—	9,768	17,383	2,956	—	30,107
Amortization of lease-related interests	—	112	1,168	—	—	1,280

(Loss) income from operations	—	(10,044)	3,938	(2,975)	9,098	17

Other income (expense):
Intercompany rental and royalty income	—	—	2,055	7,043	(9,098)	—
Equity in (losses) earnings of subsidiaries	(27,366)	1,717	—	—	25,649	—
Interest expense, net	—	(19,039)	(3,982)	(4,362)	—	(27,383)

(Loss) income before income taxes	(27,366)	(27,366)	2,011	(294)	25,649	(27,366)
Income tax (benefit) provision	(8,004)	(8,004)	748	—	7,256	(8,004)

Net (loss) income	$(19,362)	$(19,362)	$1,263	$(294)	$18,393	$(19,362)

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
Thirteen Weeks Ended October 28, 2006

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$138,192	$665,908	$—	$—	$804,100
Other income	—	4,468	18,391	—	—	22,859

	—	142,660	684,299	—	—	826,959

Costs and expenses:
Costs of merchandise sold	—	91,687	418,142	—	—	509,829
Selling, general and administrative	—	61,965	221,052	—	(9,436)	273,581
Depreciation and amortization	—	6,289	19,340	3,127	—	28,756
Amortization of lease-related interests	—	118	713	—	—	831

(Loss) income from operations	—	(17,399)	25,052	(3,127)	9,436	13,962

Other income (expense):
Intercompany rental and royalty income	—	—	2,177	7,259	(9,436)	—
Equity in (losses) earnings of subsidiaries	(13,967)	21,480	—	—	(7,513)	—
Interest expense, net	—	(18,048)	(5,209)	(4,672)	—	(27,929)

(Loss) income before income taxes	(13,967)	(13,967)	22,020	(540)	(7,513)	(13,967)
Income tax (benefit) provision	(3,066)	(3,002)	6,981	—	(3,979)	(3,066)

Net (loss) income	$(10,901)	$(10,965)	$15,039	$(540)	$(3,534)	$(10,901)

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
Thirty-Nine Weeks Ended November 3, 2007

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$428,857	$1,798,163	$—	$—	$2,227,020
Other income	—	13,120	56,289	—	—	69,409

	—	441,977	1,854,452	—	—	2,296,429

Costs and expenses:
Costs of merchandise sold	—	277,652	1,161,020	—	—	1,438,672
Selling, general and administrative	—	162,273	646,578	(616)	(27,344)	780,891
Depreciation and amortization	—	24,404	54,019	8,883	—	87,306
Amortization of lease-related interests	—	338	3,503	—	—	3,841

Loss from operations	—	(22,690)	(10,668)	(8,267)	27,344	(14,281)

Other income (expense):
Intercompany rental and royalty income	—	—	5,950	21,394	(27,344)	—
Equity in losses of subsidiaries	(96,562)	(17,394)	—	—	113,956	—
Interest expense, net	—	(56,478)	(11,573)	(14,230)	—	(82,281)

Loss before income taxes	(96,562)	(96,562)	(16,291)	(1,103)	113,956	(96,562)
Income tax benefit	(32,926)	(32,926)	(6,060)	—	38,986	(32,926)

Net loss	$(63,636)	$(63,636)	$(10,231)	$(1,103)	$74,970	$(63,636)

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
Thirty-Nine Weeks Ended October 28, 2006

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$414,618	$1,698,028	$—	$—	$2,112,646
Other income	—	14,049	43,597	—	—	57,646

	—	428,667	1,741,625	—	—	2,170,292

Costs and expenses:
Costs of merchandise sold	—	283,873	1,063,469	—	—	1,347,342
Selling, general and administrative	2	177,897	579,677	6	(25,860)	731,722
Depreciation and amortization	—	17,403	47,063	9,627	—	74,093
Amortization of lease-related interests	—	353	2,226	—	—	2,579

(Loss) income from operations	(2)	(50,859)	49,190	(9,633)	25,860	14,556

Other income (expense):
Intercompany interest income	1,700	—	—	—	(1,700)	—
Intercompany rental and royalty income	—	—	7,005	18,855	(25,860)	—
Equity in (losses) earnings of subsidiaries	(66,224)	42,159	—	—	24,065	—
Interest expense, net	—	(57,524)	(11,122)	(12,136)	1,700	(79,082)

(Loss) income before income taxes	(64,526)	(66,224)	45,073	(2,914)	24,065	(64,526)
Income tax (benefit) provision	(23,015)	(23,621)	16,077	—	7,544	(23,015)

Net (loss) income	$(41,511)	$(42,603)	$28,996	$(2,914)	$16,521	$(41,511)

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Cash Flows
Thirty-Nine Weeks Ended November 3, 2007

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$2,091	$(155,909)	$46,720	$9,363	$(14,103)	$(111,838)

Cash flows from investing activities:
Capital expenditures	—	(43,250)	(38,913)	—	—	(82,163)
Acquisition, net of cash acquired	—	(62)	—	—	—	(62)
Proceeds from sale of property, fixtures and equipment	—	52	168	2,495	—	2,715

Net cash (used in) provided by investing activities	—	(43,260)	(38,745)	2,495	—	(79,510)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(494,634)	(1,445)	(7,440)	—	(503,519)
Proceeds from issuance of long-term debt	—	674,971	—	—	—	674,971
Intercompany financing activity	—	(2,091)	(7,602)	(4,410)	14,103	—
Cash dividends paid	(2,575)	—	—	—	—	(2,575)
Proceeds from stock options exercised	484	—	—	—	—	484
Excess tax benefit from share-based compensation	—	548	—	—	—	548
Deferred financing costs paid	—	(276)	—	(8)	—	(284)
Increase in bank overdraft balances	—	20,966	—	—	—	20,966

Net cash (used in) provided by financing activities	(2,091)	199,484	(9,047)	(11,858)	14,103	190,591

Net increase (decrease) in cash and cash equivalents	—	315	(1,072)	—	—	(757)

Cash and cash equivalents at beginning of period	1	7,384	17,348	—	—	24,733

Cash and cash equivalents at end of period	$1	$7,699	$16,276	$—	$—	$23,976

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Cash Flows
Thirty-Nine Weeks Ended October 28, 2006

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$329	$112,190	$50,966	$6,124	$(268,585)	$(98,976)

Cash flows from investing activities:
Capital expenditures	—	(44,670)	(28,284)	—	—	(72,954)
Acquisition, net of cash acquired	—	(1,047,120)	—	—	—	(1,047,120)
Proceeds from sale of property, fixtures and equipment	—	1,039	518	—	—	1,557

Net cash used in investing activities	—	(1,090,751)	(27,766)	—	—	(1,118,517)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(586,361)	(1,081)	(2,804)	—	(590,246)
Proceeds from issuance of long-term debt	—	1,547,739	—	260,000	—	1,807,739
Intercompany financing activity	—	(338)	(7,735)	(260,512)	268,585	—
Cash dividends paid	(1,274)	—	—	—	—	(1,274)
Proceeds from stock options exercised	936	—	—	—	—	936
Excess tax benefit from share-based compensation	—	868	—	—	—	868
Deferred financing costs paid	—	(24,990)	—	(2,808)	—	(27,798)
Increase in bank overdraft balances	—	40,180	164	—	—	40,344

Net cash (used in) provided by financing activities	(338)	977,098	(8,652)	(6,124)	268,585	1,230,569

Net (decrease) increase in cash and cash equivalents	(9)	(1,463)	14,548	—	—	13,076

Cash and cash equivalents at beginning of period	10	7,453	2,308	—	—	9,771

Cash and cash equivalents at end of period	$1	$5,990	$16,856	$—	$—	$22,847

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS
For purposes of the following discussion, references to “first quarter of 2007” are to the thirteen-week period ended May 5, 2007. References to “second quarter of 2007” are to the thirteen-week period ended August 4, 2007. References to “third quarter of 2007” and “third quarter of 2006” are to the thirteen-week periods ended November 3, 2007 and October 28, 2006, respectively. References to “2007” and “2006” are to the thirty-nine weeks ended November 3, 2007 and October 28, 2006, respectively. References to the “Company,” “we,” “us,” and “our” refer to The Bon-Ton Stores, Inc. and its subsidiaries. References to “Carson’s” are to the Northern Department Store Group acquired by the Company from Saks Incorporated (“Saks”) in March 2006. References to “Bon-Ton” refer to the Company’s stores operating under the Bon-Ton and Elder-Beerman nameplates. References to “Parisian” refer to the stores acquired from Belk, Inc. (“Belk”) in October 2006.
Overview
We are one of the largest regional department store operators (in terms of sales) in the United States, offering a broad assortment of brand-name fashion apparel and accessories for women, men and children. Our merchandise offerings also include cosmetics, home furnishings and other goods. We operate 280 stores, which includes ten furniture galleries, in 23 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson Pirie Scott, Elder-Beerman, Herberger’s and Younkers nameplates and, under the Parisian nameplate, three stores in the Detroit, Michigan area, encompassing a total of approximately 26 million square feet. Our management believes we hold the #1 or #2 market position among traditional department stores in most of the markets in which we operate.
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
On October 25, 2006, we entered into an asset purchase agreement with Belk pursuant to which we agreed to purchase assets in connection with four department stores, all operated under the Parisian nameplate, and the rights to construct a new Parisian store, which opened October 18, 2007. The purchase price was $22.0 million in cash, subject to certain closing revisions. In addition, we agreed to assume specific liabilities and obligations of Belk and its affiliates with respect to the acquired Parisian stores. The acquisition of Parisian was effective as of October 29, 2006.
We compete in the department store segment of the U.S. retail industry. The department store industry continues to evolve in response to ongoing consolidation among merchandise vendors as well as the evolution of competitive retail formats — mass merchandisers, national chain retailers, specialty retailers and online retailers. Our segment of the retail industry is highly competitive, and we foresee competitive pressures and challenges continuing in the future. As such, we anticipate decreased comparable store sales and a reduction in the gross margin rate in fiscal 2007 (fifty-two weeks ending February 2, 2008) compared to fiscal 2006 (fifty-three weeks ended February 3, 2007).

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Results of Operations
The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Other income	3.2	2.8	3.1	2.7

	103.2	102.8	103.1	102.7

Costs and expenses:
Costs of merchandise sold	65.2	63.4	64.6	63.8
Selling, general and administrative	34.0	34.0	35.1	34.6
Depreciation and amortization	3.9	3.6	3.9	3.5
Amortization of lease-related interests	0.2	0.1	0.2	0.1

Income (loss) from operations	—	1.7	(0.6)	0.7
Interest expense, net	3.5	3.5	3.7	3.7

Loss before income taxes	(3.5)	(1.8)	(4.3)	(3.1)
Income tax benefit	(1.0)	(0.4)	(1.5)	(1.1)

Net loss	(2.5)%	(1.4)%	(2.9)%	(2.0)%

Thirteen Weeks Ended November 3, 2007 Compared to Thirteen Weeks Ended October 28, 2006
Net sales: Net sales in the third quarter of 2007 were $780.8 million, compared to $804.1 million in the third quarter of 2006, a decrease of $23.3 million, or 2.9%. Bon-Ton and Carson’s combined comparable store sales decreased 3.0%.
We believe the comparable store net sales decline reflects the unseasonably warm weather in our geographic regions in September and October, the effect of which offset sales gains achieved during back-to-school and the early fall season. We also believe a challenging macroeconomic environment, the result of a weak housing market, mortgage and credit market concerns and rising energy prices, has pressured consumer spending.
Merchandise categories with sales increases in the period were Home (which includes Furniture), Better Sportswear (included in Women’s Apparel) and Cosmetics. The increase in Home was driven by an overall strong performance at Bon-Ton stores and sales of novelty electronic gift items and mattresses throughout the Company. Better Sportswear sales increased as customers responded favorably to expanded offerings from key vendors. Sales in Cosmetics benefited from the introduction of new fragrances as well as the expansion of certain fragrances into additional stores.
The poorest performing categories in the period were Coats, Dresses and Moderate Sportswear (all included in Women’s Apparel) and Juniors. Sales in Coats, Dresses and Moderate Sportswear were adversely affected by the unseasonable weather. The performance in Dresses was also affected by an adjusted receipt flow, with increased merchandise receipts planned for the fourth quarter. The sales performance in Juniors reflects what we believe is a general market weakness, with slower denim and sweater sales.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Other income: Other income, which includes income from revenues received under the Credit Card Program Agreement (“CCPA”) with HSBC Bank Nevada, N.A., leased departments and other customer revenues, was $24.6 million, or 3.2% of net sales, in the third quarter of 2007 as compared to $22.9 million, or 2.8% of net sales, in the third quarter of 2006. The increase was primarily due to the program revenue received under the CCPA.
Costs and expenses: Gross margin in the third quarter of 2007 decreased $22.2 million to $272.0 million as compared to $294.3 million in the comparable prior year period, reflecting both decreased sales volume and a decrease in the gross margin rate. Gross margin as a percentage of net sales decreased 1.8 percentage points to 34.8% in the third quarter of 2007 from 36.6% in the same period last year, primarily due to increased net markdowns in the period.
Selling, general and administrative (“SG&A”) expense in the third quarter of 2007 was $265.3 million as compared to $273.6 million in the third quarter of 2006, a decrease of $8.3 million. The primary factors in the decrease in SG&A expense were reductions in integration expenses and increased efficiencies in operations in the current year, partially offset by increased store pre-opening expenses and increases in those costs affected by normal inflationary adjustments. The current year expense rate, at 34.0% of net sales, was even with the comparable prior year period.
Depreciation and amortization expense and amortization of lease-related interests increased $1.8 million, to $31.4 million, in the third quarter of 2007 from $29.6 million in the third quarter of 2006, primarily reflecting the increased expense associated with asset additions.
Income from operations: Income from operations in the third quarter of 2007 decreased by $13.9 million to $0.0 million, or 0.0% of net sales, as compared to income from operations of $14.0 million, or 1.7% of net sales, in the comparable prior year period.
Interest expense, net: Interest expense, net, decreased slightly to $27.4 million, or 3.5% of net sales, in the third quarter of 2007 as compared to $27.9 million, or 3.5% of net sales, in the third quarter of 2006.
Income tax benefit: The income tax benefit reflects an effective tax rate of 29.2% in the third quarter of 2007 as compared to 22.0% in the comparable prior year period. The income tax rates in the third quarter of each of 2007 and 2006 reflect a revision of the respective year-to-date effective tax rates, largely due to a changing mix of taxable income and losses within various subsidiaries of the Company and recognition of the respective third quarter federal and state exposure changes.
Net loss: Net loss in the third quarter of 2007 was $19.4 million, or 2.5% of net sales, as compared to a net loss of $10.9 million, or 1.4% of net sales, in the third quarter of 2006.
Thirty-Nine Weeks Ended November 3, 2007 Compared to Thirty-Nine Weeks Ended October 28, 2006
Net sales: Net sales in 2007 increased 5.4% to $2,227.0 million from $2,112.6 million in 2006. Sales in 2007 include Carson’s operations for the thirty-nine-week period; the prior year period included Carson’s operations for the thirty-four weeks following the acquisition. The total sales increase reflects the inclusion of the additional five weeks of sales from Carson’s as well as sales at the acquired Parisian stores, partially offset by a reduction for closed stores. The balance of sales in 2007 reflects a Bon-Ton comparable store net sales decrease of 7.4% and a Carson’s comparable store net sales decrease of 1.0%, which, in total, approximates $71 million.
We believe that the comparable store net sales decrease in 2007 was due to unseasonable weather in our geographic regions in April, September and October, the elimination of the prior year liquidation of non-go-forward merchandise in Bon-Ton stores and, as discussed in more detail above, a challenging macroeconomic environment.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The best performing merchandise categories in the period were Children’s Apparel and Better Sportswear (included in Women’s Apparel). Children’s Apparel benefited from increased inventory investment, a promotional event in the first quarter of 2007 and the introduction of new vendors. Better Sportswear sales increased as customers responded favorably to our new and expanded offerings of private brand merchandise and key branded vendors.
The poorest performing categories in the period were Home (which includes furniture) and Coats and Moderate Sportswear (both included in Women’s Apparel). A strong third quarter sales performance in the Home area served to partially mitigate the year-to-date decrease; the thirty-nine week decrease is primarily due to the elimination of the prior year liquidation event, the impact of which was particularly significant in the second quarter of 2007. Sales in Coats and Moderate Sportswear were adversely impacted by the unseasonable weather. Moderate Sportswear was also impacted by the elimination of the prior year liquidation of non-go-forward merchandise.
Other income: Other income was $69.4 million, or 3.1% of net sales, in 2007 as compared to $57.6 million, or 2.7% of net sales, in 2006. The increase was primarily due to the inclusion of thirty-nine weeks of Carson’s operations in the current year as compared to thirty-four weeks in the prior year and an increase in the program revenue received under the CCPA.
Costs and expenses: Gross margin in 2007 was $788.3 million as compared to $765.3 million in 2006, an increase of $23.0 million. The increase in gross margin dollars is primarily attributable to the inclusion of thirty-nine weeks of Carson’s operations in the current year as compared to thirty-four weeks of Carson’s operations in the prior year. Gross margin as a percentage of net sales decreased 0.8 percentage point to 35.4% in 2007 from 36.2% in 2006. The decrease in the gross margin rate primarily reflects the inclusion of Carson’s sales and markdowns for the first five weeks of the current year, a historically clearance-driven period with reduced margins, and increased net markdowns in the third quarter.
SG&A expense in 2007 was $780.9 million compared to $731.7 million in 2006, an increase of $49.2 million. The primary factors in the increase in SG&A expense were the inclusion of thirty-nine weeks of Carson’s operations in the current year as compared to thirty-four weeks of Carson’s operations in the prior year period and increases in those costs affected by normal inflationary adjustments. These increases were partially offset by a reduction in integration expenses and increased efficiencies in operations in 2007. The current year expense rate increased 0.5 percentage point to 35.1% of net sales.
Depreciation and amortization expense and amortization of lease-related interests increased $14.5 million, to $91.1 million, in 2007 from $76.7 million in 2006, primarily the result of including thirty-nine weeks of Carson’s operations in the current year expense as compared to thirty-four weeks of Carson’s operations in the prior year period as well as the increased expense associated with asset additions.
(Loss) income from operations: The loss from operations in 2007 was $14.3 million, or 0.6% of net sales, as compared to income from operations of $14.6 million, or 0.7% of net sales, in 2006.
Interest expense, net: Net interest expense was $82.3 million, or 3.7% of net sales, in 2007 as compared to $79.1 million, or 3.7% of net sales, in 2006. The $3.2 million net increase is principally due to thirty-nine weeks of interest expense on debt incurred in connection with the acquisition of Carson’s as compared to thirty-four weeks of such interest expense in the prior year, partially offset by a nonrecurrent prior year charge of $6.8 million for the write-off of fees associated with a bridge facility and the early extinguishment of previous debt.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Income tax benefit: The income tax benefit reflects an effective tax rate of 34.1% in 2007 as compared to 35.7% in 2006. The current year decrease reflects the effect of the changing mix of taxable income and recognized taxable losses within various subsidiaries of the Company.
Net loss: Net loss in 2007 was $63.6 million, or 2.9% of net sales, compared to a net loss of $41.5 million, or 2.0% of net sales, in 2006.
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
We do not believe inflation had a material effect on operating results during the first thirty-nine weeks of 2007 or 2006. However, there can be no assurance that our business will not be affected by material inflationary adjustments in the future.
Liquidity and Capital Resources
The following table summarizes material measures of the Company’s liquidity and capital resources:

	November 3,	October 28,
(Dollars in millions)	2007	2006

Working capital	$550.1	$442.2
Current ratio	1.86:1	1.72:1
Debt to total capitalization (1)	0.83:1	0.84:1
Unused availability under lines of credit (2)	$253.6	$247.8

(1)	Debt includes obligations under capital leases. Total capitalization includes shareholders’ equity, debt and obligations under capital leases.

(2)	Subject to a minimum borrowing availability covenant of $75 as of November 3, 2007 and October 28, 2006.
Our primary sources of working capital are cash flows from operations and borrowings under our revolving credit facility, which provides for up to $1.0 billion in borrowings.
Increases in working capital and the current ratio are primarily due to increased levels of merchandise inventories as a result of higher planned ending inventory balances reflecting the calendar shift resulting from the 53rd week in fiscal 2006. The increase in unused availability under lines of credit as compared to the prior year primarily reflects a decrease in standby letters of credit to support the importing of merchandise and as collateral for obligations related to general liability and workers’ compensation insurance.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Net cash used in operating activities amounted to $111.8 million and $99.0 million in 2007 and 2006, respectively. The increase in net cash used in the current year primarily reflects the inclusion of Carson’s operations for the full thirty-nine weeks of the period; an increased net loss; increased cash outlays for income taxes, bonus and profit sharing and higher merchandise inventories, the effect of which was partially offset by an increase in accounts payable.
Net cash used in investing activities amounted to $79.5 million in 2007, as compared to $1,118.5 million in 2006. The prior year cash outflow reflects the acquisition cost of Carson’s.
Net cash provided by financing activities amounted to $190.6 million in 2007, as compared to $1,230.6 million in the prior year. The change primarily reflects prior year borrowings to fund the acquisition of Carson’s, partially offset by increased cash requirements for current year operating activities.
Aside from planned capital expenditures, our primary cash requirements will be to service debt and finance working capital increases during peak selling seasons.
We paid a quarterly cash dividend of $0.05 per share on shares of Class A Common Stock and Common Stock on May 1, 2007, August 1, 2007 and October 15, 2007 to shareholders of record as of April 16, 2007, July 16, 2007 and October 1, 2007, respectively. Additionally, a quarterly cash dividend of $0.05 per share was declared on December 5, 2007, payable January 15, 2008 to shareholders of record as of January 2, 2008. Our Board of Directors will consider dividends in subsequent periods as it deems appropriate.
Our capital expenditures in 2007 totaled $82.2 million. Capital expenditures for the full fiscal year 2007 (fifty-two weeks ending February 2, 2008), net of landlord contributions, are planned at approximately $106 million. Included in these planned amounts are expenditures relating to the opening of two new stores, expansions of three stores and the renovation and reconfiguration of several existing stores.
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
Prior to the Carson’s acquisition, we utilized the last-in, first-out (“LIFO”) cost basis for all of our inventories. In connection with the Carson’s acquisition, we evaluated the inventory costing for the acquired inventories and elected the first-in, first-out (“FIFO”) cost basis for certain of the acquired Carson’s locations. As of February 3, 2007, approximately 30% of our inventories were valued using a FIFO cost basis and approximately 70% of our inventories were valued using a LIFO cost basis. As is currently the case with many companies in the retail industry, our LIFO calculations have yielded inventory increases in recent years due to deflation reflected in price indices used. The LIFO method values merchandise sold at the cost of more recent inventory purchases (which the deflationary indices indicate to be lower), resulting in the general inventory on-hand being carried at the older, higher costs. Given these higher values and the promotional retail environment, we have reduced the carrying value of our LIFO inventories to a net realizable value. These reductions totaled $38.9 million as of November 3, 2007 and February 3, 2007. Inherent in the valuation of inventories are significant management judgments and estimates regarding future merchandise selling costs and pricing. Should these estimates prove to be inaccurate, we may have overstated or understated our inventory carrying value. In such cases, operating results would ultimately be impacted.

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
Our net deferred tax assets were $99.9 million and $94.4 million at November 3, 2007 and February 3, 2007, respectively. In assessing the realizability of the deferred tax assets, we considered whether it was more likely than not that the deferred tax assets, or a portion thereof, will not be realized. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies and limitations pursuant to Section 382 of the Internal Revenue Code. As a result, we concluded that a valuation allowance against a portion of the net deferred tax assets was appropriate. A total valuation allowance of $24.8 million and $25.4 million was recorded at November 3, 2007 and February 3, 2007, respectively. If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may need to be adjusted, which could materially impact our financial position and results of operations.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Long-lived Assets
Property, fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in our business model or capital strategy can result in the actual useful lives differing from estimates. In cases where we determined that the useful life of property, fixtures and equipment should be shortened, we depreciated the net book value in excess of the salvage value over the revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or leasehold improvements could also result in shortened useful lives. Our net property, fixtures and equipment amounted to $892.3 million and $897.9 million at November 3, 2007 and February 3, 2007, respectively.
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
Goodwill and Intangible Assets
Our goodwill was $22.2 million and $27.4 million at November 3, 2007 and February 3, 2007, respectively.
Net intangible assets totaled $169.7 million and $176.7 million at November 3, 2007 and February 3, 2007, respectively. At November 3, 2007, our intangible assets are principally comprised of $85.9 million of lease interests that relate to below-market-rate leases and $83.8 million associated with trade names, private label brand names and customer lists. The lease-related interests and the portion of private label brand names subject to amortization are being amortized using a straight-line method. The customer lists are being amortized using a declining-balance method. Trade names and private label brand names of $63.5 million have been deemed as having indefinite lives.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets that have indefinite lives are reviewed for impairment at least annually or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Fair value is determined using quoted market prices and/or a discounted cash flow analysis, which requires certain assumptions and estimates regarding industry economic factors and future profitability of acquired businesses. Our policy is to conduct impairment testing based on our most current business plans, which reflect anticipated changes in the economy and the industry. If actual results prove inconsistent with our assumptions and judgments, we could be exposed to a material impairment charge.
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
Future Accounting Changes
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for years beginning after November 15, 2007 for financial assets and liabilities that are measured at fair value on a recurring basis. The FASB has agreed to a one-year deferral of SFAS No. 157’s fair-value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. We are in the process of evaluating what effect, if any, adoption of SFAS No. 157 may have on the consolidated financial statements.
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

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Forward-Looking Statements
Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission contain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which may be identified by words such as “may,” “could,” “will,” “plan,” “expect,” “anticipate,” “estimate,” “project,” “intend” or other similar expressions, involve important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. Factors that could cause such differences include, but are not limited to, risks related to retail businesses generally, deterioration in consumer confidence, continued adverse macroeconomic conditions pressuring consumer spending, additional competition from existing and new competitors, weather conditions that could negatively impact sales, uncertainties associated with opening new stores or expanding or remodeling existing stores, risks related to the Company’s integration of the business and operations comprising the acquired Carson’s and Parisian stores, the ability to attract and retain qualified management, the dependence upon key vendor relationships and the ability to obtain financing for working capital, capital expenditures and general corporate purposes. Additional factors that could cause the Company’s actual results to differ from those contained in these forward-looking statements are discussed in greater detail under Item 1A of the Company’s Form 10-K filed with the Securities and Exchange Commission.

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
Changes in Internal Control over Financial Reporting
There were no changes to our internal controls over financial reporting that occurred during the thirteen weeks ended November 3, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

THE BON-TON STORES, INC.
DATE: December 12, 2007	BY:	/s/ Byron L. Bergren
Byron L. Bergren
President and Chief Executive Officer

DATE: December 12, 2007	BY:	/s/ Keith E. Plowman
Keith E. Plowman
Executive Vice President, Chief Financial Officer and Principal Accounting Officer