Form 10-K
period 2008-02-02
BON TON STORES INC
filed 2008-04-16
CIK 878079

2007 FORM 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	Commission File Number
February 2, 2008	0-19517

2801 East Market Street
York, Pennsylvania 17402
(717) 757-7660
www.bonton.com

Incorporated in Pennsylvania	IRS No. 23-2835229

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	The Nasdaq Global Select Stock Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $261.9 million as of the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation only, the registrant has excluded all shares held in the treasury or that may be deemed to be beneficially owned by executive officers and directors of the registrant. By doing so, the registrant does not concede that such persons are affiliates for purposes of the federal securities laws.

As of March 28, 2008, there were 14,738,394 shares of Common Stock, $.01 par value, and 2,951,490 shares of Class A Common Stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2008 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference in Part III to the extent described in Part III.

The Bon-Ton Stores, Inc. operates on a fiscal year, which is the 52 or 53 week period ending on the Saturday nearer January 31 of the following calendar year. References to “2007,” “2006” and “2005” represent the 2007 fiscal year ended February 2, 2008, the 2006 fiscal year ended February 3, 2007 and the 2005 fiscal year ended January 28, 2006, respectively. References to “2008” represent the 2008 fiscal year ending January 31, 2009.

References to the “Company,” “we,” “us,” and “our” refer to The Bon-Ton Stores, Inc. and its subsidiaries. References to “Carson’s” are to the Northern Department Store Group acquired by the Company from Saks Incorporated (“Saks”) effective March 5, 2006. References to “Elder-Beerman” denote The Elder-Beerman Stores Corp. and its subsidiaries, which were acquired by the Company in October 2003. References to “Bon-Ton” refer to the Company’s stores operating under the Bon-Ton and Elder-Beerman nameplates. References to “Parisian” refer to the stores acquired from Belk, Inc. (“Belk”) effective October 29, 2006.

PART I

Item 1.	Business

Overview

The Company was founded in 1898 and is one of the largest regional department store operators in terms of sales in the United States, offering a broad assortment of brand-name fashion apparel and accessories for women, men and children as well as cosmetics, home furnishings and other goods. We currently operate 280 stores in mid-size and metropolitan markets in 23 Northeastern, Midwestern and upper Great Plains states under the Bon-Ton, Bergner’s, Boston Store, Carson Pirie Scott, Elder-Beerman, Herberger’s and Younkers nameplates and, under the Parisian nameplate, stores in the Detroit, Michigan area, encompassing a total of approximately 26 million square feet.

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

Merchandise

Merchandise Mix

Our stores offer a broad assortment of quality, brand-name fashion apparel and accessories for women, men and children, as well as cosmetics, home furnishings and other goods at moderate and better price points. We offer a distinct core merchandise assortment, including nationally distributed brands at competitive prices and unique product at compelling values through our private brands. We further differentiate our merchandise assortment with exclusive product from nationally distributed brands. The following table illustrates our net sales by product category for the last three years (2007 and 2006 include sales of Carson’s, which the Company acquired effective March 5, 2006):

Merchandise Category	2007	2006	2005

Women’s Apparel	26.2%	26.4%	25.4%
Home	17.8	18.3	19.5
Men’s Apparel	13.1	13.2	14.0
Cosmetics	12.6	12.4	11.7
Footwear	8.0	7.6	6.6
Accessories	7.9	8.2	8.8
Children’s Apparel	6.4	6.0	5.8
Intimate Apparel	4.2	4.2	4.8
Juniors’ Apparel	3.8	3.7	3.4

Total	100.0%	100.0%	100.0%

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

Private Brands

Our exclusive private brands complement our offerings of nationally distributed brands and are a key component of our overall merchandising strategy. Our private brand portfolio includes popular brands such as Studio Works, Living Quarters, Relativity, Laura Ashley, Consensus, Cuddle Bear, Ruff Hewn, Statements, Breckenridge, Kenneth Roberts and Karen Neuberger Home. By providing exclusive fashion products at price points that are more attractive than nationally distributed brand alternatives, our private brand program creates value for our customers and increases our brand exclusiveness, competitive differentiation and customer loyalty. Our private brand program also presents the opportunity to increase our overall gross margin by virtue of the more efficient cost structure inherent in the design and sourcing of in-house brands.

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

Marketing and Customer Service

We are committed to providing our customers with a satisfying shopping experience by offering trend-right fashions, differentiated product, value and convenience. Critical elements of our customer service approach are:

•	marketing programs designed to promote customer awareness of our fashion, quality and value;

•	customer targeting strategies that foster and strengthen long-term relationships;

•	frequent shopper promotions for our proprietary credit card holders; and

•	knowledgeable, friendly and well-trained sales associates.

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

Our proprietary credit card loyalty programs are designed to cultivate long-term relationships with our customers. Loyalty programs offer rewards and privileges to all members meeting annual purchase requirements. Our targeted loyalty programs focus on our most active customers and include marketing features such as advanced sales notices and extra savings events. Included in our five-year strategic plan is the objective to increase proprietary credit card penetration as a driver of total sales growth. To achieve this goal, we are implementing a new proprietary credit card loyalty program in 2008.

On July 8, 2005, HSBC purchased the Bon-Ton proprietary credit card accounts and the outstanding balances associated with those accounts (we refer to this transaction as the “Credit Card Sale”). As part of the Credit Card Sale, Bon-Ton entered into a seven-year marketing and servicing agreement with HSBC and a Credit Card Program Agreement (the “CCPA”), as amended, which sets forth the terms and conditions under which HSBC will issue credit cards to Bon-Ton’s customers. Under the CCPA, we are paid a percentage of net credit sales for credit card sales generated after July 7, 2005. Prior to our acquisition of Carson’s, HSBC had acquired Carson’s proprietary credit card program, and the servicing and marketing agreement we have with HSBC was amended to include the Carson’s proprietary credit card program within the Bon-Ton program.

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

Shortly after the acquisition, we began the process of integrating Carson’s into Bon-Ton, which we anticipated would span two years. The Company’s senior management team, which includes a number of former Carson’s executives, adopted best business practices and defined opportunities for profitable growth. One of our goals was and is to implement strategic initiatives to drive sales growth. We targeted several business categories for incremental sales opportunities, building on the merchandising strengths of Bon-Ton and Carson’s.

In 2006, we achieved significant progress with the integration of Bon-Ton and Carson’s operations. We achieved a common merchandise assortment of both nationally distributed and private brands, and a common marketing and sales promotion calendar for all of our stores. Additionally, the acquisition of Carson’s included a significant private brand program upon which we built a private brand organization to serve the Company as a whole. In 2007, we completed the staffing of this organization and successfully expanded certain existing private brands into new product categories as well as introduced two new private brands.

During 2006, we successfully integrated the majority of the Carson’s and Bon-Ton systems. Operational areas integrated in 2007 principally included the remaining aspects of internationally-sourced merchandise purchasing and information systems technical support.

Competition

The retail industry is highly competitive and fragmented. We face competition for customers from traditional department store operators such as Belk, Dillard’s, Inc. and Macy’s, Inc.; national chain retailers such as J. C. Penney Company, Inc., Kohl’s Corporation and Sears Holdings Corporation; mass merchandisers such as Target Corporation and Wal-Mart Stores, Inc.; specialty stores; and catalogue and online retailers. In addition, we face competition for suitable store locations from other department stores, national chain retailers, mass merchandisers and other large-format retailers. In a number of our markets, we compete for customers with national department store chains which offer a similar mix of branded merchandise as we do. In other markets, we face potential competition from national chains that, to date, have not entered such markets and from national chains that have stores in our markets but currently do not carry similar branded goods. In all markets, we generally compete for customers with stores offering moderately priced goods. Many of our competitors have substantially greater financial and other resources than we do, and many of those competitors have significantly less debt than we do and may thus have greater flexibility to respond to changes in our industry.

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

Trademarks

We own or license various trademarks, including our store nameplates and private brands. We believe our trademarks and trade names are important and that the loss of certain of our trademarks or trade names, particularly the store nameplates, could have a material adverse effect on us. We are not aware of any claims of infringement or other challenges to our right to use our marks in the United States that would have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Information Technology and Systems

Systems

During 2007, the Company continued its investment in technology infrastructure equipment and software focused on improving customer services and associate productivity, and in reducing operating costs. A three-year program to implement Bon-Ton’s advanced point-of-sale system in the Carson’s stores was begun in 2007; to date, 18 stores have been completed. All of the Company’s private label credit and gift card systems were updated to permit card use in any of the Company’s eight nameplates. A new eCommerce internet store was launched in October 2007, positioning the Company to greatly expand the assortment of merchandise available to customers. Advanced web technologies offer customers efficient and easy-to-use features such as optimized product search capabilities, and provide us an effective delivery vehicle for tailored marketing programs.

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

Our distribution facilities are electronically monitored by our merchandising staff to facilitate the distribution of goods to our stores. We utilize electronic data interchange (EDI) technology with most vendors, which is designed to move merchandise onto the selling floor quickly and cost-effectively by allowing vendors to deliver floor-ready merchandise pre-labeled for individual store locations. In addition, we utilize high-speed automated conveyor systems to scan bar coded labels on incoming cartons of merchandise and direct cartons to the proper processing areas. Most of our merchandise is unloaded in the receiving area and immediately “cross-docked” to the shipping dock for delivery to the stores. Certain processing areas are staffed with personnel equipped with hand-held radio frequency terminals that can scan a vendor’s bar code and transmit the necessary information to a computer to record merchandise on hand. We utilize third-party carriers to distribute our merchandise to individual stores.

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

We have a customer return policy allowing customers to return merchandise with proper documentation. A reserve is provided for estimated merchandise returns, based on historical returns experience, and is reflected as an adjustment to sales and costs of merchandise sold.

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

In 2008, we anticipate total capital expenditures, net of landlord contributions, of approximately $80 million. As part of our focus on continually improving our store base, significant capital will be employed for major remodels and expansions, and on-going store upgrades. We are focused on maintaining the quality of our stores and our brand equity.

In 2008, we plan to open two new stores, expand two stores and renovate an existing store.

We believe capital investments for information technology in our stores, distribution facilities and support functions are necessary to support our business strategies. We are continually upgrading our information systems to improve efficiency and productivity. Included in the 2008 capital budget are significant expenditures for information technology projects.

Associates

As of March 28, 2008, we had approximately 32,700 full-time and part-time associates. We employ additional part-time associates during peak selling periods. We believe that our relationship with our associates is good.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available without charge on our website, www.bonton.com, as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission (“SEC”).

We also make available on our website, free of charge, the following documents:

•	Audit Committee Charter

•	Compensation and Human Resources Committee Charter

•	Governance and Nominating Committee Charter

•	Code of Ethical Standards and Business Practices

Executive Officers

The following table sets forth certain information regarding our executive officers as of March 28, 2008:

NAME	AGE	POSITION

Tim Grumbacher	68	Executive Chairman of the Board of Directors
Byron L. Bergren	61	President and Chief Executive Officer and Director
Anthony J. Buccina	57	Vice Chairman, President — Merchandising
Stephen R. Byers	54	Vice Chairman — Stores, Distribution, Real Estate and Construction
Edward P. Carroll, Jr.	61	Executive Vice President — Sales Promotion and Marketing
Dennis R. Clouser	55	Executive Vice President — Human Resources
Keith E. Plowman	50	Executive Vice President — Finance; Chief Financial Officer and Principal Accounting Officer
Barbara J. Schrantz	49	Executive Vice President — Stores and Visual

Mr. Grumbacher has been Executive Chairman of the Board of Directors since February 2005. He served as Chairman of the Board of Directors from August 1991 to February 2005. He was Chief Executive Officer from 1985 to 1995 and from June 2000 to August 2004. From 1977 to 1989 he was President.

Mr. Bergren has been President and Chief Executive Officer since August 2004. Mr. Bergren, who joined the Company in November 2003 as Vice Chairman and served as President and Chief Executive Officer of Elder-Beerman from February 2002 through August 2004, served as Chairman of the Southern Division of Belk from 1999 to February 2002, as Partner of the Florida Division of Belk from 1992 to 1999, and in senior executive positions at Belk from 1985 to 1992.

Mr. Buccina was appointed Vice Chairman, President — Merchandising in June 2006. He had been President and Chief Merchandising Officer of Carson’s from April 2006 to June 2006. Prior to that time, he had served as President — Head Merchant of the Northern Department Store Group of Saks (“NDSG”) for more than five years.

Mr. Byers was appointed Vice Chairman — Stores, Distribution, Real Estate and Construction in February 2008. He served as Vice Chairman — Stores, Operations, Private Brand, Planning & Allocation from October 2006 to February 2008, and as Executive Vice President — Stores and Visual Merchandising from April 2006 to October 2006. Prior to that time, he had served as Executive Vice President of Stores and Visual Merchandising of NDSG since August 2004. He held the post of Senior Vice President / Territory Director of Stores for Kohl’s Corporation between 2000 and August 2004.

Mr. Carroll became Executive Vice President — Sales Promotion and Marketing in April 2006. Prior to that time, he had served as Executive Vice President of Sales Promotion and Marketing of NDSG for more than five years.

Mr. Clouser has been Executive Vice President — Human Resources since April 2006, and assumed, in addition, responsibility for Corporate Procurement, Corporate Operations and Information Systems in February 2008. He served as Senior Vice President — Human Resources from February 2005 to April 2006 and Vice President — Employment and Training from April 2004 to February 2005. For more than four years prior to that time, he was Senior Vice President — Human Resources at Elder-Beerman.

Mr. Plowman has been Executive Vice President — Finance since April 2006, Chief Financial Officer since May 2005 and Principal Accounting Officer since June 2003. He served as Senior Vice President — Finance from September 2001 to April 2006. Mr. Plowman joined the Company in 1997 as Divisional Vice President — Controller and from May 1999 to September 2001 he was our Vice President — Controller.

Ms. Schrantz has been Executive Vice President — Stores and Visual since March 2008. Prior to that, she served as Senior Vice President — Merchandise Planning and Internet Marketing from September 2006 to February 2008, and as Senior Vice President — Product Development and Private Brand from September 2005 to August 2006. Before joining the Company, Ms. Schrantz held various merchandising posts of increasing responsibility at the Proffitts/McRae’s division of Saks for more than five years.

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

We conduct our operations in a highly competitive retail environment which could have an adverse effect on our business, financial condition and results of operations.

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

It is difficult to predict what merchandise consumers will want. A substantial part of our business is dependent on our ability to make correct trend decisions. Failure to accurately predict constantly changing consumer tastes, spending patterns and other lifestyle decisions, particularly given the long lead times for ordering much of our merchandise, could adversely affect our long-term relationships with our customers. Our managers focus on inventory levels and balance these levels with inventory plans and reviews of trends; however, if our inventories become too large, we may have to “mark down” or decrease our sales prices, and we may be required to sell a significant amount of unsold inventory at discounted prices or even below cost.

General economic conditions could have an adverse effect on our financial condition and results of operations.

Consumer spending habits, including spending for the merchandise that we sell, are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, prevailing interest rates and credit terms, housing costs, energy costs, income tax rates and policies, inflation, consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns may be influenced by consumers’ disposable income, credit availability and debt levels. A continued or incremental slowdown in the United States’ economy or an uncertain economic outlook could adversely affect consumer spending habits, resulting in lower net sales and profits, including the potential write-down of the current valuation of intangible assets and deferred tax assets.

Weather conditions could adversely affect our results of operations.

Because a significant portion of our business is apparel sales and subject to weather conditions in our markets, our operating results may be unexpectedly and adversely affected by inclement weather. Frequent or unusually heavy snow, ice or rain storms might make it difficult for our customers to travel to our stores and thereby reduce our sales and profitability. Extended periods of unseasonable temperatures in our markets, potentially during our peak seasons, could render a portion of our inventory incompatible with those unseasonable conditions, reduce sales and adversely affect our business.

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

Failure to maintain key vendor relationships may adversely affect our business, financial condition and results of operations.

Our business is dependent to a significant degree upon close relationships with our vendors and our ability to purchase brand name merchandise at competitive prices and terms. The loss of key vendor support could have a material adverse effect on our business. There can be no assurance that we will be able to acquire brand name merchandise at competitive prices or on competitive terms in the future. For example, certain merchandise that is high profile and in high demand may be allocated by vendors based upon the vendors’ internal criteria, which are beyond our control.

Our business is seasonal.

Our business is subject to seasonal influences, with a major portion of sales and income historically realized during the second half of the fiscal year, which includes the back-to-school and holiday seasons. This seasonality causes our operating results to vary considerably from quarter to quarter and could materially adversely affect the market price of our common stock. We must carry a significant amount of inventory, especially before the peak selling periods. If we are not successful in selling our inventory, especially during our peak selling periods, we may be forced to rely on markdowns, vendor support or promotional sales to dispose of the inventory or we may not be able to sell the inventory at all, which could have a material adverse effect on our business, financial condition and results of operations.

Our substantial debt could adversely affect our financial condition.

As of February 2, 2008, we had total debt of approximately $1.2 billion, which is subject to restrictions and financial covenants. This could have important consequences to our investors. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to borrow money or sell equity to fund future working capital requirements, capital expenditures, debt service requirements and other general corporate requirements;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing our ability to use our cash flow for other purposes, including capital expenditures;

•	limit our flexibility in planning for, or reacting to, changes in our business and the retail industry;

•	make it more difficult for us to meet our debt service obligations in the event there is a substantial increase in interest rates because the debt under our senior secured credit facility bears interest at fluctuating rates;

•	restrict our ability to make certain types of investments, pay dividends, or sell all of our assets or merge or consolidate with another company; and

•	place us at a competitive disadvantage compared to our competitors that have less debt.

Our ability to service our debt depends upon, among other things, our ability to replenish inventory at competitive prices and terms, generate sales and maintain our stores. If we do not generate sufficient cash from our operations to service our debt obligations, we will need to take one or more actions, including refinancing our debt, obtaining additional financing, selling assets, obtaining additional equity capital, or reducing or delaying capital expenditures. We cannot be certain that our earnings will be sufficient to allow us to pay the principal and interest on our debt and meet our other obligations. Debt under our senior secured credit facility bears interest at a floating rate, a portion of which is offset by fixed-rate swap derivatives. Accordingly, changes in prevailing interest rates may affect our ability to meet our debt service obligations. A higher interest rate on our debt would adversely affect our operating results. If we are unable to meet our debt service obligations or if we default in some other manner under our credit facilities, our lenders could elect to declare all borrowings outstanding, together with accumulated and unpaid interest and other fees, immediately due and payable, which would have a material adverse effect on our business, financial condition and results of operations.

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

The loss of the outside vendor that operates our proprietary credit card programs could have an adverse effect on our operations.

Our proprietary credit card programs are operated, under agreements, by HSBC. HSBC issues our proprietary credit cards to our customers and we receive a percentage of the net credit sales thereunder. If HSBC is unable to provide our proprietary credit card programs, or our agreements with HSBC are terminated, in either case under circumstances in which we are unable to quickly and adequately contract with a comparable replacement vendor, our customers who have accounts under our proprietary credit card programs will be unable to use their cards, which would likely result in a decrease in sales to such customers, a loss of the revenues attributable to the payments from HSBC, and an adverse effect on customer goodwill, any or all of which could have a material adverse effect on our business and results of operations.

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

Current store locations may become less desirable, and desirable new locations may not be available for a reasonable price, if at all.

The success of any store depends substantially upon its location. There can be no assurance that current locations will continue to be desirable as demographic patterns change. Neighborhood or economic conditions where stores are located could decline in the future, thus resulting in potentially reduced sales in those locations. If we cannot obtain desirable locations at reasonable prices our cost structure will increase and our revenues will be adversely affected.

An inability to find qualified domestic and international vendors and fluctuations in the exchange rate with countries in which our international vendors are located could adversely affect our business.

The products we sell are sourced from a wide variety of domestic and international vendors. Our ability to find qualified vendors and source products in a timely and cost-effective manner, including obtaining vendor allowances in support of our advertising and promotional programs, represents a significant challenge. The availability of products and the ultimate costs of buying and selling these products, including advertising and promotional costs, are not completely within our control and could increase our merchandise and operating costs. Additionally, costs and other factors specific to imported merchandise, such as trade restrictions, tariffs, currency exchange rates and transport capacity and costs, are beyond our control and could restrict the availability of imported merchandise or significantly increase the costs of our merchandise and adversely affect our business, financial condition and results of operations.

Conditions in, and the United States’ relationship with, the foreign countries where we source our merchandise could adversely affect our business.

A majority of our merchandise is manufactured outside of the United States, primarily in India and the Far East. Political instability or other events resulting in the disruption of trade from the countries where our merchandise is manufactured or the imposition of additional regulations relating to, or duties upon, the merchandise we import could cause significant delays or interruptions in the supply of our merchandise or increase our costs. If we are forced to source merchandise from other countries, those goods may be more expensive or of a different or inferior quality from the merchandise we now sell. If we are unable to adequately replace the merchandise we currently source with merchandise produced elsewhere, our business, financial condition and results of operations could be adversely affected.

A privacy breach could adversely affect our business, reputation and financial condition.

The protection of customer, employee, and Company data is critical to us. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. In addition, customers have a high expectation that we will adequately protect their personal information. A significant breach of customer, employee, or Company data could damage our reputation and result in lost sales, fines, or lawsuits.

We may pursue strategic acquisitions of businesses which may not be completed or, if completed, may not be successfully integrated into our existing business.

We may pursue increased market penetration through strategic acquisitions. If we are unable to successfully complete acquisitions or to effectively integrate acquired businesses, our ability to grow our business or to operate our business effectively could be reduced, and our business, financial condition and operating results could suffer. We also cannot provide assurance that we will be able to integrate the operations of any future completed strategic acquisitions without encountering difficulty regarding different business strategies with respect to marketing, integration of personnel with disparate business backgrounds and corporate cultures, integration of different point-of-sale systems and other technology and managing relationships with other business partners.

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

Our pension costs could increase at a higher than anticipated rate.

Significant changes in interest rates, decreases in the fair value of plan assets and investment losses on plan assets could affect the funded status of our plans and could increase future funding requirements of the pension plans. A significant increase in future funding requirements could have a negative impact on our cash flows, financial condition and results of operations.

Tim Grumbacher has voting control over matters submitted to a vote of the shareholders, and he may take actions that conflict with the interests of our other shareholders and holders of our debt securities.

Collectively, as of March 28, 2008, Tim Grumbacher, trusts for the benefit of Mr. Grumbacher’s grandchildren and The Grumbacher Family Foundation beneficially own shares of our outstanding common stock (which is entitled to one vote per share) and shares of our Class A common stock (which is entitled to ten votes per share) representing, in the aggregate, approximately 61% of the votes eligible to be cast by shareholders in the election of directors and generally. Accordingly, Mr. Grumbacher has the power to control all matters requiring the approval of our shareholders, including the election of directors and the approval of mergers and other significant corporate transactions. The interests of Mr. Grumbacher and certain other stockholders may conflict with the interests of our other shareholders and holders of our debt securities.

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

Subchapter F of Chapter 25 of the Pennsylvania Business Corporation Law of 1988, which is applicable to us, may have an anti-takeover effect and may delay, defer or prevent a tender offer or takeover attempt that a shareholder might consider in his or her best interest. In general, Subchapter F could delay for five years and impose conditions upon “business combinations” between an “interested shareholder” and us, unless prior approval by our Board of Directors is given. The term “business combination” is defined broadly to include various merger, consolidation, division, exchange or sale transactions, including transactions using our assets for purchase price amortization or refinancing purposes. An “interested shareholder,” in general, would be a beneficial owner of shares entitling that person to cast at least 20% of the votes that all shareholders would be entitled to cast in an election of directors.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently operate 280 stores in 23 states, encompassing approximately 26 million square feet. We own 33 stores, have ground leases on eight stores, and lease 239 stores.

We operate under eight nameplates, as follows:

Nameplate	Stores	States

Bon-Ton	69	Connecticut, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, West Virginia
Elder-Beerman	65	Illinois, Indiana, Iowa, Kentucky, Michigan, Ohio, West Virginia, Wisconsin
Younkers	47	Illinois, Iowa, Michigan, Minnesota, Nebraska, South Dakota, Wisconsin
Herberger’s	40	Colorado, Iowa, Minnesota, Montana, Nebraska, North Dakota, South Dakota, Wisconsin, Wyoming
Carson Pirie Scott	33	Illinois, Indiana
Bergner’s	13	Illinois
Boston Store	10	Wisconsin
Parisian	3	Michigan

Our corporate headquarters is located in York, Pennsylvania where our administrative and sales support functions reside. Our merchandising and marketing functions are located in Milwaukee, Wisconsin. We own two distribution centers which are located in Rockford, Illinois and Green Bay, Wisconsin, and we lease our other two distribution centers which are located in Allentown, Pennsylvania and Fairborn, Ohio. We have a furniture warehouse attached to our Naperville, Illinois store.

On March 28, 2008, we announced the consolidation of the merchandise processing functions at the Green Bay, Wisconsin facility into our other distribution centers effective May 2008.

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

The Company and Saks reached a settlement with the plaintiff on October 1, 2007. On November 14, 2007, the Court entered a final judgment approving the settlement and dismissing the plaintiff’s claims in their entirety. The outcome of this matter had no material effect on the Company’s financial condition, results of operations or liquidity.

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

In the opinion of management, the ultimate outcome of any such litigation and claims, including the Adamson matter detailed above, will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

	2007		2006
	High	Low	High	Low

1st Quarter	$57.66	$37.11	$34.14	$18.88
2nd Quarter	52.72	23.12	29.36	20.22
3rd Quarter	30.64	15.93	38.60	24.02
4th Quarter	16.21	4.01	39.36	31.84

On March 28, 2008, we had approximately 242 shareholders of record of common stock and four shareholders of record of Class A common stock.

We have paid quarterly cash dividends on Class A common stock and common stock since July 15, 2003. Pursuant to our senior secured credit facility agreement, as amended November 20, 2007, any dividends paid may not exceed $5.0 million in any year or $20.0 million during the term of the agreement, which expires March 2011. In addition, pursuant to the indenture that governs our senior unsecured notes, any dividends paid may not exceed $0.24 per share in any year. We paid $0.025 per share on Class A common stock and common stock in each quarter of 2006, and $0.05 per share on Class A common stock and common stock in each quarter of 2007. In the first quarter of 2008, we declared a quarterly cash dividend of $0.05 per share, payable May 1, 2008 to shareholders of record as of April 15, 2008. Our Board of Directors will consider dividends in subsequent periods as it deems appropriate.

STOCK PERFORMANCE GRAPH

The following graph compares the yearly percentage change in the cumulative total shareholder return on the Company’s common stock from February 1, 2003 through February 2, 2008, and the cumulative total return on the Center for Research in Security Prices Total Return Index for The Nasdaq Stock Market (U.S. Companies) and the Nasdaq Retail Trade Stocks Index during such period. The comparison assumes $100 was invested on February 1, 2003 in the Company’s common stock and in each of the foregoing indices and assumes the reinvestment of any dividends.

DATE	NASDAQ	NASDAQ RETAIL	BON-TON
2/1/03	100.00	100.00	100.00
1/31/04	155.47	146.62	300.48
1/29/05	153.80	175.62	378.99
1/28/06	175.21	190.43	522.22
2/3/07	188.86	209.23	922.95
2/2/08	182.37	185.10	190.82

Item 6.	Selected Financial Data

	2007		2006		2005		2004		2003

	(In thousands except share, per share, comparable stores data and number of stores)
Statement of Operations Data (1) (2) (3):		%		%		%		%		%

Net sales	$3,365,912	100.0	$3,362,279	100.0	$1,287,170	100.0	$1,310,372	100.0	$926,409	100.0

Other income	101,747	3.0	93,531	2.8	20,425	1.6	9,251	0.7	5,917	0.6

Gross profit	1,215,781	36.1	1,243,517	37.0	464,999	36.1	479,958	36.6	335,153	36.2

Selling, general and administrative expenses	1,065,753	31.7	1,056,472	31.4	407,145	31.6	415,921	31.7	273,426	29.5

Depreciation and amortization	121,125	3.6	103,189	3.1	27,245	2.1	27,278	2.1	25,634	2.8

Amortization of lease-related interests	4,978	0.1	3,720	0.1	839	0.1	531	0.0	—	—

Income from operations	125,672	3.7	173,667	5.2	50,195	3.9	45,479	3.5	42,010	4.5

Interest expense, net	108,165	3.2	107,143	3.2	12,052	0.9	13,437	1.0	9,049	1.0

Income before taxes	17,507	0.5	66,524	2.0	38,143	3.0	32,042	2.4	32,961	3.6

Income tax provision	5,945	0.2	19,641	0.6	12,129	0.9	11,880	0.9	12,360	1.3

Net income	11,562	0.3	46,883	1.4	26,014	2.0	20,162	1.5	20,601	2.2

Per share amounts -

Basic:

Net income	$0.70		$2.85		$1.61		$1.27		$1.36

Weighted average shares outstanding	16,545,101		16,430,554		16,204,414		15,918,650		15,161,406

Diluted:

Net income	$0.68		$2.78		$1.57		$1.24		$1.33

Weighted average shares outstanding	17,073,198		16,841,183		16,518,268		16,253,254		15,508,560

Cash dividends declared per share	$0.200		$0.100		$0.100		$0.100		$0.075

Balance Sheet Data (at end of period)(3):

Working capital	$426,451		$402,414		$143,119		$251,122		$221,497

Total assets	2,067,631		2,134,799		561,343		646,156		629,900

Long-term debt, including capital leases	1,147,058		1,189,625		42,515		178,355		171,716

Shareholders’ equity	363,061		346,396		292,094		262,557		239,484

Selected Operating Data:

Total sales change	0.1%		161.0%		(1.8)%		41.4%		29.9%

Comparable stores sales change(4)	(6.5)%		(2.7)%		(1.6)%		0.9%		(2.0)%

Comparable stores data(4):

Sales per selling square foot	$117		$125		$128		$135		$132

Selling square footage	9,478,000		9,819,000		10,069,000		5,155,000		5,278,000

Capital expenditures	$109,659		$95,209		$28,159		$31,523		$20,257

Number of stores:

Beginning of year	283		137		141		142		72

Additions(5)	2		147		—		—		70

Closings	(5)		(1)		(4)		(1)		—

End of year	280		283		137		141		142

(1)	2006 includes operations of Carson’s for the period from March 5, 2006 through February 3, 2007. 2003 includes operations of Elder-Beerman for the period from October 24, 2003 through January 31, 2004.

(2)	2006 reflects the 53 weeks ended February 3, 2007. All other periods presented include 52 weeks.

(3)	Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications did not impact the Company’s net income for any of the years presented.

(4)	Comparable stores data (sales change, sales per selling square foot and selling square footage) reflects stores open for the entire current and prior fiscal year. 2007 and 2006 comparable stores data does not include Carson’s stores. Beginning with 2005, comparable stores data includes stores of Elder-Beerman.

(5)	Includes the addition of 142 stores pursuant to the acquisition of Carson’s and four stores from Belk during 2006. Includes the addition of 69 stores pursuant to the acquisition of Elder-Beerman during 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

The Company was founded in 1898 and is one of the largest regional department store operators in terms of sales in the United States, offering a broad assortment of brand-name fashion apparel and accessories for women, men and children as well as cosmetics, home furnishings and other goods. We currently operate 280 stores in 23 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson Pirie Scott, Elder-Beerman, Herberger’s and Younkers nameplates and, under the Parisian nameplate, stores in the Detroit, Michigan area, encompassing a total of approximately 26 million square feet. The Company had net sales of $3.4 billion in 2007.

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

On October 25, 2006, we entered into an asset purchase agreement with Belk, pursuant to which we agreed to purchase assets in connection with four department stores, all operated under the Parisian nameplate, and the rights to construct a new Parisian store, which opened October 18, 2007. The purchase price was $25.7 million in cash. In addition, we agreed to assume specific liabilities and obligations of Belk and its affiliates with respect to the acquired Parisian stores. The acquisition of these Parisian stores was effective as of October 29, 2006.

We achieved significant progress with the integration of Bon-Ton and Carson’s operations in 2006, completing scheduled phases of the systems integration and permitting a single management view of the consolidated operations. Operational areas integrated in 2007 principally included the remaining aspects of internationally-sourced merchandise purchasing and information systems technical support.

We compete in the department store segment of the U.S. retail industry. The department store industry continues to evolve in response to ongoing consolidation among merchandise vendors as well as the evolution of competitive retail formats — mass merchandisers, national chain retailers, specialty retailers and online retailers. Our segment of the retail industry is highly competitive, and we foresee competitive pressures continuing in the future. In addition, we expect the macroeconomic environment to remain challenging in the near-term. As such, in 2008 we expect a comparable store sales decrease of one to two percent, with a gross margin rate consistent with 2007 results.

Results of Operations

The following table summarizes changes in our selected operating indicators, illustrating the relationship of various income and expense items to net sales for each year presented (components may not add or subtract to totals because of rounding):

	Percent of Net Sales
	2007	2006	2005

Net sales	100.0%	100.0%	100.0%

Other income	3.0	2.8	1.6

	103.0	102.8	101.6

Costs and expenses:
Costs of merchandise sold	63.9	63.0	63.9
Selling, general and administrative	31.7	31.4	31.6
Depreciation and amortization	3.6	3.1	2.1
Amortization of lease-related interests	0.1	0.1	0.1

Income from operations	3.7	5.2	3.9
Interest expense, net	3.2	3.2	0.9

Income before income taxes	0.5	2.0	3.0
Income tax provision	0.2	0.6	0.9

Net income	0.3%	1.4%	2.0%

2007 Compared to 2006

We operate on a fiscal year, which is the 52 or 53 week period ending the Saturday nearer January 31 of the following calendar year. 2007 consisted of 52 weeks, while 2006 consisted of 53 weeks. Comparability between the periods is also affected by the inclusion of five additional weeks of Carson’s operations in the first quarter of 2007; the prior year period includes Carson’s operations following the March 5, 2006 acquisition.

Net sales:  Net sales in 2007 increased 0.1% to $3,365.9 million from $3,362.3 million in 2006. The total sales increase reflects the inclusion of the five additional weeks of sales from Carson’s in the first quarter of 2007 as well as sales at the acquired Parisian stores, partially offset by a reduction for closed stores and the inclusion of an additional week of sales in the prior year, reflective of the fifty-three week fiscal period. The balance of sales in 2007 reflects a Bon-Ton comparable store net sales decrease of 6.5% and, for informational purposes only, a full-year Carson’s comparable store net sales decrease of 1.6%, which, in total, approximates $112 million.

We believe that the comparable store net sales decline was the result of several factors including, among others:

•	A challenging macroeconomic environment, the result of a weak housing market, mortgage and credit market concerns and rising energy prices, which has pressured consumer spending.

•	Unseasonable weather in our geographic regions in April, September, October and December, which negatively impacted apparel sales.

•	The elimination of the prior year liquidation of non-go-forward merchandise in Bon-Ton stores. The quantifiable impact of the liquidation sales in the prior year was approximately $17.5 million in the Home area alone. We believe there were incremental sales generated in the prior year from increased customer traffic as a result of the liquidation event, the effect of which cannot be discretely quantified.

The best performing merchandise categories in the period were Children’s Apparel, Footwear and Better Sportswear (included in Women’s Apparel). Children’s Apparel benefited from increased inventory investment and the introduction of new vendors and licensed product. Sales increases in Footwear were primarily the result of increased inventory investment and the expansion of certain vendors into additional stores. Better Sportswear sales increased as customers responded favorably to our new and expanded offerings of private brand merchandise and key branded vendors.

The poorest performing categories in the period were Home (which includes furniture), Moderate Sportswear and Coats (both included in Women’s Apparel). The sales decrease in Home was primarily due to the elimination of the prior year liquidation event, the impact of which was particularly significant in the second quarter of 2007, and the concerns in the housing market. Sales in Coats and Moderate Sportswear were adversely impacted by the unseasonable weather. Moderate Sportswear was also affected by the decision made by certain of our key vendors to exit the moderate sportswear business; the Company was unable to develop sufficient new resources to mitigate the sales volume erosion in 2007. We expect this sales trend in Moderate Sportswear to continue until such time that we introduce new resources in the fall of 2008.

Other income:  Other income, which includes income from revenues received under the CCPA, leased departments and other customer revenues, was $101.7 million, or 3.0% of net sales, in 2007 as compared to $93.5 million, or 2.8% of net sales, in 2006. The increase in dollars was primarily due to the inclusion of thirteen weeks of Carson’s operations in the first quarter of 2007 as compared to eight weeks of Carson’s post-acquisition operations in the first quarter of 2006 and increased revenues received under the CCPA, partially offset by the inclusion of an additional week of operations in the prior year.

Costs and expenses:  Gross margin dollars in 2007 were $1,215.8 million as compared to $1,243.5 million in 2006, a decrease of $27.7 million. The decrease in gross margin dollars primarily reflects the reduced sales volume attributable to the comparable store sales decrease and a decrease in the gross margin rate. Gross margin as a percentage of sales decreased 0.9 percentage point to 36.1% in the current year from 37.0% in the prior year. The decrease in the gross margin rate reflects the inclusion of Carson’s sales and markdowns for the first five weeks of the current year; this historically clearance-driven period with reduced margins was not included in the prior year period. Additionally, the gross margin rate was impacted by increased net markdowns in the third and fourth quarters of 2007, the result of increased promotional activity in response to unseasonable weather conditions and the challenging macroeconomic environment.

SG&A expense in 2007 was $1,065.8 million as compared to $1,056.5 million in 2006, an increase of $9.3 million. The principal factors in the increase in SG&A expense were the inclusion of five incremental weeks of Carson’s operations in the first quarter of 2007 as compared to the first quarter of 2006 and increases in those costs affected by normal inflationary adjustments. These increases were partially offset by a reduction in integration expenses, increased efficiencies in operations in 2007 and the inclusion of an additional week of operations in the prior year. The current year expense rate increased 0.2 percentage point to 31.7%.

Depreciation and amortization expense and amortization of lease-related interests increased $19.2 million, to $126.1 million, in 2007 from $106.9 million in 2006, primarily the result of including thirteen weeks of Carson’s operations in the first quarter of 2007 as compared to eight weeks of Carson’s operations in the first quarter of 2006 as well as the increased expense associated with asset additions. Furthermore, in 2007 we recorded $4.1 million of asset impairment charges related to the reduction in the estimated net realizable value of certain store properties and a reduction in the value of two private label brand names, as compared to $2.9 million of charges in 2006 for an impaired store property and a reduction in the value of duplicate information systems software.

Income from operations:  Income from operations in 2007 was $125.7 million, or 3.7% of net sales, as compared to $173.7 million, or 5.2% of net sales, in 2006.

Interest expense, net:  Net interest expense in 2007 was $108.2 million, or 3.2% of net sales, as compared to $107.1 million, or 3.2% of net sales, in 2006. The $1.0 million increase is principally due to the net additional weeks of interest expense on debt incurred in connection with the acquisition of Carson’s compared to such interest expense in the prior year, partially offset by a prior year charge of $6.8 million for the write-off of fees associated with a bridge facility and the early extinguishment of previous debt.

Income tax provision:  The income tax provision reflects an effective tax rate of 34.0% in 2007 as compared to 29.5% in 2006. Included in the prior year provision is an income tax benefit adjustment of $4.1 million principally associated with a net reduction in income tax valuation allowances.

Net income:  Net income in 2007 was $11.6 million, or 0.3% of net sales, as compared to $46.9 million, or 1.4% of net sales, in 2006.

2006 Compared to 2005

Net sales:  Net sales for 2006 increased 161% to $3,362.3 million compared to $1,287.2 million in the prior year. Net sales include $2,119.1 million from Carson’s stores for the period March 5, 2006 through February 3, 2007 and the acquired Parisian stores for the period October 29, 2006 through February 3, 2007. Bon-Ton comparable store net sales for the fifty-two week period ended January 27, 2007 decreased 2.7% compared to the prior year fifty-two week period. We believe that the comparable store net sales decline was the result of several factors including, among others:

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

Other income:  Other income, which includes income from revenues received under the CCPA, leased departments and other customer revenues, was $93.5 million, or 2.8% of net sales, in 2006 as compared to $20.4 million, or 1.6% of net sales, in 2005. The increase was due to the addition of the Carson’s operations and, commencing in November 2005, revenues received under the CCPA recorded in other income rather than SG&A.

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

SG&A expense in 2006 was $1,056.5 million as compared to $407.1 million in 2005, an increase of $649.3 million. The principal factors in the increase in SG&A expense were the addition of the Carson’s stores and support costs, including the costs associated with the transition services agreement with Saks, and integration expenses. Integration expenses approximated $15.6 million in 2006. The current year expense rate decreased 0.2 percentage point to 31.4% due to the increased sales volume.

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

Net income:  Net income in 2006 was $46.9 million, or 1.4% of net sales, as compared to $26.0 million, or 2.0% of net sales, in 2005.

Liquidity and Capital Resources

The following table summarizes material measures of our liquidity and capital resources:

	February 2,	February 3,	January 28,
(Dollars in millions)	2008	2007	2006

Working capital	$426.5	$402.4	$143.1
Current ratio	1.96:1	1.79:1	1.77:1
Debt to total capitalization(1)	0.76:1	0.78:1	0.13:1
Unused availability under lines of credit(2)	$351.0	$341.3	$173.8

(1)	Debt includes obligations under capital leases. Total capitalization includes shareholders’ equity, debt and obligations under capital leases.

(2)	Subject to a minimum borrowing availability covenant of $75, $75 and $10 as of February 2, 2008, February 3, 2007 and January 28, 2006, respectively.

Prior to March 6, 2006, our primary sources of working capital were cash flows from operations and borrowings under our revolving credit facility. On March 6, 2006, to finance the acquisition of Carson’s and the related payoff of our previous revolving credit facility, we entered into a new revolving credit facility that provides for up to $1.0 billion in borrowings, issued $510.0 million in senior unsecured notes and entered into a new mortgage loan facility in the aggregate principal amount of $260.0 million. Our business follows a seasonal pattern; working capital fluctuates with seasonal variations, reaching its highest level in October or November to fund the purchase of merchandise inventories prior to the holiday season.

Increases in working capital and the current ratio in 2007, as compared to 2006, largely reflect current year reductions in accrued liabilities and income taxes payable. The decrease in debt to total capitalization reflects cash flow generated in 2007 utilized to reduce debt levels. The increase in unused availability under lines of credit as compared to the prior year primarily reflects decreases in direct borrowings and standby letters of credit to support the importing of merchandise and as collateral for obligations related to general liability and workers’ compensation insurance. Increases in working capital, current ratio, debt to total capitalization and unused availability under lines of credit in 2006, as compared to 2005, principally reflect the addition of Carson’s operations and the increase in debt to fund the acquisition.

Net cash provided by operating activities amounted to $135.6 million in 2007, $111.9 million in 2006 and $152.8 million in 2005. The increase in net cash provided in 2007 primarily reflects decreases in merchandise inventories due to inventory management efforts in response to sales trends, partially offset by a reduction in net income. The decrease in net cash provided in 2006 as compared to 2005 is principally due to the 2005 proceeds from the sale of the credit card operation.

Net cash used in investing activities amounted to $106.9 million in 2007, $1,166.0 million in 2006 and $27.7 million in 2005. Cash outflow in 2007 was primarily for capital expenditures relating to the opening of two new stores, expansions of three stores and the renovation and reconfiguration of several existing stores, as well as information system enhancements. The increase in cash outflow in 2006 reflects the acquisition costs of Carson’s and the Parisian stores as well as increased capital expenditures for the larger combined company.

Net cash used in financing activities amounted to $32.1 million in 2007 and $138.2 million in 2005. Net cash provided by financing activities amounted to $1,069.1 million in 2006. Net cash used in 2007 primarily reflects payments made to reduce long-term debt. 2006 cash inflow reflects the increased borrowings to fund the acquisitions of Carson’s and Parisian stores.

Prior to March 6, 2006, our amended and restated revolving credit facility agreement (the “Credit Agreement”) provided a revolving line of credit of $300.0 million. In connection with the acquisition of Carson’s and the related financing arrangements, discussed below, the Credit

Agreement was terminated and simultaneously replaced by a senior secured credit facility on March 6, 2006. There were no prepayment or early termination premiums or penalties in connection with the termination of the Credit Agreement. All deferred financing costs as of March 6, 2006 associated with the Credit Agreement, which totaled $2.3 million, were expensed immediately upon termination of the Credit Agreement.

On March 6, 2006, The Bon-Ton Department Stores, Inc., a wholly owned subsidiary of The Bon-Ton Stores, Inc., and certain of its subsidiaries, Bank of America, N.A. (“Bank of America”) and certain other lenders entered into a Loan and Security Agreement (“Senior Secured Credit Facility”) which provides for up to $1.0 billion of revolver borrowings. The Senior Secured Credit Facility includes a last-in, first-out revolving credit facility of up to $900.0 million and a first-in, last-out revolving credit facility of up to $100.0 million, and has a sub-limit of $150.0 million for the issuance of standby and documentary letters of credit. All borrowings under the Senior Secured Credit Facility are limited by amounts available pursuant to a borrowing base calculation, which is based on percentages of eligible inventory, real estate and fixed assets, with a reduction for applicable reserves. The Senior Secured Credit Facility is guaranteed by The Bon-Ton Stores, Inc. and certain of its subsidiaries. The Senior Secured Credit Facility is secured by substantially all the assets of the Company, except for certain mortgaged real property. As part of the Senior Secured Credit Facility, Bank of America and the other lenders will make available certain swing line loans in an aggregate amount not to exceed $75.0 million outstanding at any one time. Borrowings under the Senior Secured Credit Facility bear interest at either (i) the prime rate established by Bank of America, from time to time, plus the applicable margin (the ”Prime Rate”) or (ii) the LIBOR rate from time to time plus the applicable margin. The applicable margin is determined based upon the excess availability under the Senior Secured Credit Facility. The swing line loans bear interest at the same rate applicable to last-in, first-out Prime Rate loans. We are required to pay a commitment fee to the lenders for unused commitments at a rate of 0.25% to 0.30% per annum, based upon the unused portion of the total commitment under the Senior Secured Credit Facility. The Senior Secured Credit Facility expires March 6, 2011. Financial covenants contained in the Senior Secured Credit Facility require that the minimum excess availability be greater than $75.0 million at all times. In addition, there are certain restrictions against the incurrence of additional indebtedness, pledge or sale of assets, payment of dividends and distributions, and other similar restrictions. Per the November 20, 2007 amendment of the Senior Secured Credit Facility, dividends paid may not exceed $20.0 million over the life of the agreement ($5.1 million of which has been paid out), or $5.0 million in any single year, and capital expenditures are limited to $150.0 million per year, with a one-year carryover of any prior year unused amount. As of February 2, 2008, the Company had borrowings of $310.8 million, with $351.0 million of borrowing availability (before taking into account the minimum borrowing availability covenant of $75.0 million) and letter-of-credit commitments of $14.0 million.

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

On March 6, 2006, certain bankruptcy-remote special purpose entities (each an “SPE” and, collectively, the “SPEs”) that are indirect wholly owned subsidiaries of The Bon-Ton Stores, Inc. entered into loan agreements with Bank of America, pursuant to which Bank of America provided a new mortgage loan facility in the aggregate principal amount of $260.0 million (the “Mortgage Loan Facility”). The Mortgage Loan Facility has a term of ten years and is secured by mortgages on twenty-three retail stores and one distribution center owned by the SPEs. Each SPE entered into a lease with each of The Bon-Ton Stores, Inc. subsidiaries operating on such SPE’s properties. A portion of the rental income received under these leases will be used to pay the debt service under the Mortgage Loan Facility. The Mortgage Loan Facility requires level monthly payments of principal and interest based on an amortization period of twenty-five years and the balance outstanding at the end of ten years will then become due and payable. The interest rate for the Mortgage Loan Facility is fixed at 6.2125%. Financial covenants contained in the Mortgage Loan Facility require that the SPEs maintain certain financial thresholds, as defined in the agreements.

We used the net proceeds of the Notes offering and Mortgage Loan Facility, along with borrowings under the Senior Secured Credit Facility, to finance the acquisition of Carson’s, refinance our previous revolving credit agreement, and pay related fees and expenses in connection with the acquisition and related financing transactions.

Aside from planned capital expenditures, our primary cash requirements will be to service debt and finance working capital increases during peak selling seasons.

We paid a quarterly cash dividend of $0.05 per share on shares of Class A common stock and common stock on May 1, 2007, August 1, 2007, October 15, 2007 and January 15, 2008 to shareholders of record as of April 16, 2007, July 16, 2007, October 1, 2007, and January 2, 2008, respectively. Additionally, we declared a quarterly cash dividend of $0.05 per share, payable May 1, 2008 to shareholders of record as of April 15, 2008. Our Board of Directors will consider dividends in subsequent periods as it deems appropriate.

Capital expenditures for 2007, which do not reflect landlord contributions, totaled $109.7 million. Capital expenditures for 2008, reduced by landlord contributions, are planned at approximately $80.0 million. Included in these planned amounts are expenditures relating to the opening of two new stores, expansions of two stores and the renovation of an existing store as well as expenditures relating to information systems, with on-going efforts to implement Bon-Ton’s advanced point-of-sale system in the Carson’s stores.

We anticipate that cash flows from operations, supplemented by borrowings under the Senior Secured Credit Facility, will be sufficient to satisfy operating cash requirements for at least the next twelve months.

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

Contractual Obligations and Commitments

The following tables reflect our contractual obligations and commitments as of February 2, 2008:

Contractual Obligations

	Payment due by period
(Dollars in thousands)	Total	Within 1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt(1)	$1,549,320	$74,900	$150,800	$460,544	$863,076
Capital leases(1)	119,250	7,375	15,000	15,000	81,875
Service agreements	4,089	2,863	1,077	149	—
Operating leases	629,731	92,534	171,966	130,000	235,231
Private Brand agreements	18,739	9,272	8,900	567	—

Totals	$2,321,129	$186,944	$347,743	$606,260	$1,180,182

(1)	Includes interest, except for interest under long-term debt obligations where such interest is calculated on a variable basis. Debt within the “3-5 Years” category includes $310.8 million in variable rate debt under the Senior Secured Credit Facility, which is scheduled to expire in March 2011.

In addition, we expect to make cash contributions to our supplementary pension plans and the Carson Retiree Health plan in the amount of $2.3 million, $3.0 million, $1.9 million, $1.5 million and $1.5 million in 2008, 2009, 2010, 2011 and 2012, respectively, and $11.6 million in the aggregate for the five years thereafter.

We do not anticipate making a contribution to the Carson defined benefit pension plan in 2008. Beyond 2008, funding requirements will depend on changes in the discount rate, the actual performance of plan assets, and the impact of The Pension Protection Act of 2006.

Note 8 in the Notes to Consolidated Financial Statements provides a more complete description of our benefit plans.

Commitments

	Amount of expiration per period
(Dollars in thousands)	Total	Within 1 Year	1-3 Years	3-5 Years	After 5 Years

Documentary letters of credit	$2,345	$2,345	$—	$—	$—
Standby letters of credit	11,697	11,697	—	—	—
Surety bonds	2,436	2,436	—	—	—

Totals	$16,478	$16,478	$—	$—	$—

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

Inherent in the retail inventory method calculation are certain significant management judgments and estimates including, among others, merchandise markups, markdowns and shrinkage, which significantly impact both the ending inventory valuation at cost and the resulting gross margin. These significant estimates, coupled with the fact that the retail inventory method is an averaging process, can, under certain circumstances, result in individual inventory components with cost above related net realizable value. Factors that can lead to this result include applying the retail inventory method to a group of products that is not fairly uniform in terms of its cost, selling price relationship and turnover; or applying the retail inventory method to transactions that include different rates of gross profit, such as those relating to seasonal merchandise. In addition, failure to take timely markdowns can result in an overstatement of inventory under the lower of cost or market principle. We believe that the retail inventory method we use provides an inventory valuation that approximates cost and results in carrying inventory in the aggregate at the lower of cost or market.

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

Prior to the Carson’s acquisition, we utilized the last-in, first-out (“LIFO”) cost basis for all of our inventories. In connection with the Carson’s acquisition, we evaluated the inventory costing for the acquired inventories and elected the first-in, first-out (“FIFO”) cost basis for the majority of the acquired Carson’s locations. As of February 2, 2008 and February 3, 2007, approximately 32% and 30%, respectively, of our inventories were valued using a FIFO cost basis and approximately 68% and 70%, respectively, of our inventories were valued using a LIFO cost basis. As is currently the case with many companies in the retail industry, our LIFO calculations yielded inventory increases in recent prior years due to deflation reflected in price indices used. The LIFO method values merchandise sold at the cost of more recent inventory purchases (which the deflationary indices indicated to be lower), resulting in the general inventory on-hand being carried at the older, higher costs. Given these higher values and the promotional retail environment, we have reduced the carrying value of our LIFO inventories to a net realizable value. These reductions totaled $37.0 million and $38.9 million as of February 2, 2008 and February 3, 2007, respectively. Inherent in the valuation of inventories are significant management judgments and estimates regarding future merchandise selling costs and pricing. Should these estimates prove to be inaccurate, we may have overstated or understated our inventory carrying value. In such cases, operating results would ultimately be impacted.

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

Our net deferred tax assets were $104.9 million and $94.4 million at February 2, 2008 and February 3, 2007, respectively. In assessing the realizability of the deferred tax assets, we considered whether it was more likely than not that the deferred tax assets, or a portion thereof, will be realized. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income and limitations pursuant to Section 382 of the Internal Revenue Code. As a result, we concluded that a valuation allowance against a portion of the net deferred tax assets was appropriate. A total valuation allowance of $14.3 million and $25.4 million was recorded at February 2, 2008 and February 3, 2007, respectively. If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may need to be adjusted, which could materially impact our financial position and results of operations.

Effective February 4, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 prescribes a recognition and derecognition threshold and measurement element for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Accordingly, we establish reserves for certain tax positions that we believe are supportable, but are potentially subject to successful challenge by applicable taxing authorities. However, interpretations and guidance surrounding income tax laws and regulations change over time. Changes in our assumptions and judgments could materially impact our financial position and results of operations.

Long-lived Assets

Property, fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in our business model or capital strategy can result in the actual useful lives differing from estimates. In cases where we determined that the useful life of property, fixtures and equipment should be shortened, we depreciated the net book value in excess of the salvage value over the revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or leasehold improvements could also result in shortened useful lives. Our net property, fixtures and equipment amounted to $885.5 million and $897.9 million at February 2, 2008 and February 3, 2007, respectively.

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

We evaluated the recoverability of our long-lived assets in accordance with SFAS No. 144. As a result, in 2007 we recorded $2.7 million of asset impairment charges related to the reduction in the estimated net realizable value of certain store properties. Impairment losses of $2.9 million, which included a reduction in the estimated net realizable value of a store property and a reduction in the value of duplicate information systems software resulting from the acquisition of Carson’s, were recorded in 2006. No impairment loss was recorded in 2005.

Goodwill and Intangible Assets

Our goodwill was $17.8 million and $27.4 million at February 2, 2008 and February 3, 2007, respectively. See Note 4 in the Notes to Consolidated Financial Statements.

Net intangible assets totaled $165.9 million and $176.7 million at February 2, 2008 and February 3, 2007, respectively. Our intangible assets at February 2, 2008 are principally comprised of $84.2 million of lease interests that relate to below-market-rate leases and $81.7 million associated with trade names, private label brand names and customer lists. The lease-related interests and the portion of private label brand names subject to amortization are being amortized using a straight-line method. The customer lists are being amortized using a declining-balance method. At February 2, 2008, lease-related interests, customer lists and private label brand names had average remaining lives of fourteen years, eleven years and one year, respectively, for amortization purposes. At February 2, 2008, trade names and private label brand names of $62.2 million have been deemed as having indefinite lives as part of the purchase accounting for Carson’s.

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

We completed our review of the carrying value of goodwill for 2007, 2006 and 2005 and determined there was no impairment. As a result of our review of the carrying value of intangible assets for 2007, we recorded an asset impairment charge of $1.3 million related to the reduction in the value of two indefinite-lived private label brand names. No such charge was recorded in 2006 or 2005.

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

Pension and Supplementary Retirement Plans

We provide an unfunded supplementary pension plan to certain key executives. Through acquisitions, we acquired a defined benefit pension plan, and assumed the liabilities of three supplementary pension plans and a postretirement benefit plan. Major assumptions used in accounting for these plans include the discount rate and the expected long-term rate of return on the defined benefit plan’s assets.

The discount rate assumption is evaluated annually. For the years ended February 2, 2008 and February 3, 2007, we utilized the Citibank Pension Discount Curve (“CPDC”). The CPDC is developed from a U.S. Treasury par curve that reflects the Treasury Coupon and Strips market. Option-adjusted spreads drawn from the double-A corporate bond sector are layered in to develop a double-A corporate par curve, from which the CPDC spot rates are developed. The CPDC spot rates are applied to expected benefit payments, from which a single constant discount rate can then be developed. We believe that utilizing the CPDC to develop the discount rate is preferable because the developed discount rate is based on the expected timing of benefit payments. For the year ended January 28, 2006, the discount rate was based on the Moody’s long-term AA corporate bond rate.

We base our asset return assumption on current and expected allocations of assets, as well as a long-term view of expected returns on the plan asset categories. We assess the appropriateness of the expected rate of return on an annual basis and, when necessary, revise the assumption. Our target pension plan asset allocation of equity securities, fixed income and real estate at February 2, 2008 and February 3, 2007 was 65%, 30% and 5%, respectively.

Changes in the assumptions regarding the discount rate and expected return on plan assets may result in materially different expense and liability amounts. Actuarial estimations may differ materially from actual results, reflecting many factors including changing market and economic conditions, changes in investment strategies, higher or lower withdrawal rates and longer or shorter life-spans of participants.

Future Accounting Changes

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for years beginning after November 15, 2007 for financial assets and liabilities that are measured at fair value on a recurring basis. The FASB has agreed to a one-year deferral of SFAS No. 157’s fair-value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. We expect the adoption of this statement will not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument by instrument basis. SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that select different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We expect the adoption of this statement will not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for years beginning after December 15, 2008. As such, the adoption of this statement will affect any acquisitions into which we may enter subsequent to January 31, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires companies to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The statement also requires companies to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and how the hedges affect the entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for years beginning after November 15, 2008. We are in the process of evaluating what effect, if any, adoption of SFAS No. 161 may have on our consolidated financial statements.

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

At February 2, 2008, we held two “variable-to-fixed” rate swaps with a notional amount of $50.0 million each. The notional amount does not represent amounts exchanged by the parties; rather, it is used as the basis to calculate amounts due and to be received under the rate swap. During 2007 and 2006, we did not enter into or hold derivative financial instruments for trading purposes.

The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including debt obligations and the interest rate swaps. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates at February 2, 2008. For the interest rate swaps, the table presents the notional amount and weighted average pay and receive interest rates by expected maturity date. For additional discussion of our interest rate swaps, see Note 10 in the Notes to Consolidated Financial Statements.

	Expected Maturity Date By Year

(Dollars in						There-
thousands)	2008	2009	2010	2011	2012	After	Total	Fair Value

Debt:
Fixed-rate debt	$5,656	$6,108	$7,547	$7,020	$7,485	$740,837	$774,653	$642,519
Average fixed rate	6.77%	6.79%	6.57%	6.82%	6.85%	9.02%	8.92%
Variable-rate debt	—	—	—	$310,844	—	—	$310,844	$310,844
Average variable rate	—	—	—	6.86%	—	—	6.86%
Interest Rate Derivatives:
Interest rate swap Variable-to-fixed	—	—	—	$100,000	—	—	$100,000	$(7,725)
Average pay rate	—	—	—	5.49%	—	—	5.49%
Average receive rate	—	—	—	5.28%	—	—	5.28%

Seasonality and Inflation

Our business, like that of most retailers, is subject to seasonal fluctuations, with the major portion of sales and income realized during the second half of each fiscal year, which includes the back-to-school and holiday seasons. See Note 19 in the Notes to Consolidated Financial Statements for the Company’s quarterly results for 2007 and 2006. Due to the fixed nature of certain costs, SG&A expense is typically higher as a percentage of net sales during the first half of each year. Working capital requirements fluctuate during the year as well and generally reach their highest levels during the third and fourth quarters.

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

Management assessed the Company’s internal control over financial reporting as of February 2, 2008, the end of the 2007 year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and the Company’s overall control environment.

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

KPMG LLP independently assessed the effectiveness of the Company’s internal control over financial reporting. KPMG LLP has issued an attestation report, which is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The Bon-Ton Stores, Inc.:

We have audited The Bon-Ton Stores, Inc. internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bon-Ton Stores, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, The Bon-Ton Stores, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Bon-Ton Stores, Inc. and subsidiaries as of February 2, 2008 and February 3, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 2, 2008, and the related financial statement schedule, and our report dated April 16, 2008 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/  KPMG LLP

Philadelphia, Pennsylvania
April 16, 2008

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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting that occurred during the thirteen weeks ended February 2, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

As part of our system of corporate governance, our Board of Directors has adopted a Code of Ethical Standards and Business Practices applicable to all directors, officers and associates. This Code is available on our website at www.bonton.com.

The information regarding executive officers is included in Part I under the heading “Executive Officers.” The remainder of the information called for by this Item is incorporated by reference to the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board of Directors Information” of the Proxy Statement.

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

Exhibit No			Description	Document Location

2.1		(a)	Purchase Agreement between The Bon-Ton Stores, Inc. and Saks Incorporated	Exhibit 2.1 to the Current Report on Form 8-K filed on October 31, 2005
		(b)	Amendment No. 1 to Purchase Agreement	Exhibit 2.1 to the Current Report on Form 8-K filed on February 17, 2006
3.1			Articles of Incorporation	Exhibit 3.1 to the Report on Form 8-B, File No. 0-19517 (“Form 8-B”)
3.2			Bylaws	Exhibit 3.2 to Form 8-B
4.1			Indenture with The Bank of New York	Exhibit 4.1 to the Current Report on Form 8-K filed on March 10, 2006 (“3/10/06 Form 8-K”)
10.1			Shareholders’ Agreement among The Bon-Ton Stores, Inc. and the shareholders named therein	Exhibit 10.3 to Amendment No. 2 to the Registration Statement on Form S-1, File No. 33-42142 (“1991 Form S-1”)
10	.2*	(a)	Employment Agreement with David B. Zant	Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended January 29, 2005 (“2004 Form 10-K”)
		(b)	First Amendment to Employment Agreement with David B. Zant	Exhibit 10.2(b) to the Annual Report on Form 10-K for the fiscal year ended February 3, 2007 (“2006 Form 10-K”)
10	.3*		Employment Agreement with James M. Zamberlan	Exhibit 10.1 to the Current Report on Form 8-K filed on September 19, 2006
10	.4*		Employment Agreement with Anthony Buccina	Exhibit 10.1 to the Current Report on Form 8-K filed on June 6, 2006
10	.5*	(a)	Employment Agreement with Byron L. Bergren	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 (“7/31/04 Form 10-Q”)
		(b)	Amendment No. 1 to Employment Agreement with Byron L. Bergren	Exhibit 10.5(b) to the 2004 Form 10-K
		(c)	Amendment No. 2 to Employment Agreement with Byron L. Bergren	Exhibit 99.1 to the Current Report on Form 8-K filed on May 26, 2006
		(d)	Amendment No. 3 to Employment Agreement with Byron L. Bergren	Exhibit 10.1 to the Current Report on Form 8-K filed on July 19, 2007

Exhibit No			Description	Document Location

10	.6*	(a)	Restricted Stock Unit Agreement with Byron L. Bergren	Exhibit 10.2 to the Current Report on Form 8-K filed on June 26, 2006
		(b)	Restricted Stock Agreement with Byron L. Bergren	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended August 4, 2007 (“8/4/07 Form 10-Q”)
		(c)	Restricted Stock Agreement with Byron L. Bergren	Exhibit 10.3 to the 8/4/07 Form 10-Q
		(d)	Restricted Stock Agreement with Byron L. Bergren	Exhibit 10.1 to the Current Report on Form 8-K filed on March 27, 2008
10	.7*	(a)	Executive Transition Agreement with M. Thomas Grumbacher	Exhibit 10.1 to the Current Report on Form 8-K filed on March 11, 2005
		(b)	Amendment to Executive Transition Agreement with M. Thomas Grumbacher	Exhibit 10.1 to the Current Report on Form 8-K filed on December 10, 2007
10	.8*		Form of severance agreement with certain executive officers	Exhibit 10.14 to Form 8-B
10	.9*		Supplemental Executive Retirement Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended August 4, 2001
10	.10*		Amended and Restated 1991 Stock Option and Restricted Stock Plan	Exhibit 4.1 to the Registration Statement on Form S-8, File No. 333-36633
10	.11*	(a)	Amended and Restated 2000 Stock Incentive and Performance-Based Award Plan	Exhibit 10.1 to the Current Report on Form 8-K filed on June 26, 2006
		(b)	Form of Stock Option Agreement	Exhibit 10.2 to the Current Report on Form 8-K filed on November 25, 2005 (“11/25/05 Form 8-K”)
		(c)	Form of Restricted Stock Agreement	Exhibit 10.3 to the 11/25/05 Form 8-K
		(d)	Form of Restricted Stock Unit Agreement	Exhibit 10.4 to the 11/25/05 Form 8-K
10	.12*		Phantom Equity Replacement Stock Option Plan	Exhibit 10.18 to the 1991 Form S-1
10	.13*		Amended and Restated Cash Bonus Plan	Appendix A to Other Definitive Proxy Statements on Form DEF 14A filed on May 4, 2007
10	.14*		The Bon-Ton Stores, Inc. Deferred Compensation Plan	Exhibit 10.14 to the 2006 Form 10-K
10	.15*		The Bon-Ton Stores, Inc. Severance Pay Plan	Exhibit 10.1 to the Current Report on Form 8-K filed on August 8, 2006
10	.16*		The Bon-Ton Stores, Inc. Change of Control and Material Transaction Severance Plan for Certain Employees of Acquired Employers	Exhibit 10.16 to the 2006 Form 10-K
10.17			Registration Rights Agreement between The Bon-Ton Stores, Inc. and Tim Grumbacher	Exhibit 99.3 to the 11/7/03 Form 8-K

Exhibit No		Description	Document Location

10.18	(a)	Summary of Consulting Arrangement with Michael L. Gleim	Exhibit 10.1 to the Current Report on Form 8-K filed on December 1, 2005
	(b)	Renewal of Consulting Arrangement with Michael L. Gleim	Filed Herewith
10.19	(a)	Sublease of Oil City, Pennsylvania store between The Bon-Ton Stores, Inc. and Nancy T. Grumbacher, Trustee	Exhibit 10.16 to the 1991 Form S-1
	(b)	First Amendment to Oil City, Pennsylvania sublease	Exhibit 10.22 to Amendment No. 1 to the 1991 Form S-1
	(c)	Corporate Guarantee with respect to Oil City, Pennsylvania lease	Exhibit 10.26 to Amendment No. 1 to the 1991 Form S-1
10.20		Purchase and Sale Agreement between The Bon-Ton Stores, Inc. and HSBC Bank Nevada, N.A.	Exhibit 10.1 to the Current Report on Form 8-K filed on June 23, 2005 (“6/23/05 Form 8-K”)
10.21		Interim Servicing Agreement between The Bon-Ton Stores, Inc. and HSBC Bank Nevada, N.A.	Exhibit 10.2 to the 6/23/05 Form 8-K
10.22	(a)	Credit Card Program Agreement between The Bon-Ton Stores, Inc. and HSBC Bank Nevada, N.A.	Exhibit 10.3 to the 6/23/05 Form 8-K
	(b)	First Amendment to the Credit Card Program Agreement	Exhibit 10.5 to the 3/10/06 Form 8-K
	(c)	Second Amendment to the Credit Card Program Agreement	Exhibit 10.22(c) to the 2006 Form 10-K
10.23		Registration Rights Agreement between The Bon-Ton Department Stores, Inc., The Bon-Ton Stores, Inc., other guarantors listed on Schedule I of the Agreement, Banc of America Securities LLC and Citigroup Global Markets Inc.	Exhibit 10.1 to the 3/10/06 Form 8-K
10.24	(a)	Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp., Carson Pirie Scott, Inc. (f/k/a Parisian, Inc.), Herberger’s Department Stores, LLC and the other credit parties and lender parties thereto	Exhibit 10.2 to the 3/10/06 Form 8-K
	(b)	Amendment No. 1 to Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp., Carson Pirie Scott, Inc. (f/k/a Parisian, Inc.), Herberger’s Department Stores, LLC and the other credit parties and lender parties thereto	Filed Herewith
10.25		Loan Agreement between Bonstores Realty One, LLP and Bank of America, N.A.	Exhibit 10.3 to the 3/10/06 Form 8-K

Exhibit No			Description	Document Location

10.26			Loan Agreement between Bonstores Realty Two, LLP and Bank of America, N.A.	Exhibit 10.4 to the 3/10/06 Form 8-K
10.27			Private Brands Agreement among Saks Incorporated, The Bon-Ton Stores, Inc., Herberger’s Department Stores, LLC and Carson Pirie Scott, Inc. (f/k/a Parisian, Inc.)	Exhibit 10.6 to the 3/10/06 Form 8-K
10.28		(a)	Amended and Restated Transition Services Agreement between Saks Incorporated and The Bon-Ton Stores, Inc.	Exhibit 10.7 to the 3/10/06 Form 8-K
		(b)	Amendment No. 1 to Amended and Restated Transition Services Agreement between Saks Incorporated and The Bon-Ton Stores, Inc.	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended July 29, 2006
		(c)	Amendment No. 2 to Amended and Restated Transition Services Agreement between Saks Incorporated and The Bon-Ton Stores, Inc.	Exhibit 10.28(c) to the 2006 Form 10-K
10	.29*	(a)	Carson Pirie Scott & Co. Supplemental Executive Retirement Plan	Exhibit 10.29(a) to the 2006 Form 10-K
		(b)	First Amendment to the Carson Pirie Scott & Co. Supplemental Executive Retirement Plan	Exhibit 10.29(b) to the 2006 Form 10-K
10.30			Asset Purchase Agreement between The Bon-Ton Stores, Inc. and Belk, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on October 31, 2006
10.31		(a)	Private Brands Agreement between The Bon-Ton Stores, Inc. and Belk, Inc.	Exhibit 10.31(a) to the 2006 Form 10-K
		(b)	Amendment No. 1 to the Private Brands Agreement between The Bon-Ton Stores, Inc. and Belk, Inc.	Exhibit 10.31(b) to the 2006 Form 10-K
21			Subsidiaries of the Registrant	Filed Herewith
23			Consent of KPMG LLP	Filed Herewith
31.1			Certification of Byron L. Bergren	Filed Herewith
31.2			Certification of Keith E. Plowman	Filed Herewith
32			Certifications Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934	Filed Herewith

*	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BON-TON STORES, INC.

By:	/s/ Keith E. Plowman

Keith E. Plowman
Executive Vice President, Chief
Financial Officer and Principal
Accounting Officer

Dated: April 16, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Tim Grumbacher Tim Grumbacher	Executive Chairman of the Board	April 16, 2008

/s/ Byron L. Bergren Byron L. Bergren	President and Chief Executive Officer and Director	April 16, 2008

/s/ Keith E. Plowman Keith E. Plowman	Executive Vice President, Chief Financial Officer and Principal Accounting Officer	April 16, 2008

/s/ Lucinda M. Baier Lucinda M. Baier	Director	April 16, 2008

/s/ Robert B. Bank Robert B. Bank	Director	April 16, 2008

/s/ Philip M. Browne Philip M. Browne	Director	April 16, 2008

/s/ Shirley A. Dawe Shirley A. Dawe	Director	April 16, 2008

/s/ Marsha M. Everton Marsha M. Everton	Director	April 16, 2008

/s/ Michael L. Gleim Michael L. Gleim	Director	April 16, 2008

Signature	Capacity	Date

/s/ Thomas K. Hernquist Thomas K. Hernquist	Director	April 16, 2008

/s/ Todd C. McCarty Todd C. McCarty	Director	April 16, 2008

/s/ Robert E. Salerno Robert E. Salerno	Director	April 16, 2008

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
The Bon-Ton Stores, Inc.:

We have audited the accompanying consolidated balance sheets of The Bon-Ton Stores, Inc. and subsidiaries as of February 2, 2008 and February 3, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 2, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bon-Ton Stores, Inc. and subsidiaries as of February 2, 2008 and February 3, 2007, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 2, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 1, 8, 17 and 18 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” effective January 29, 2006, using the modified prospective method, Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” effective February 3, 2007, and Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” effective February 4, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Bon-Ton Stores, Inc.’s internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 16, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Philadelphia, Pennsylvania
April 16, 2008

THE BON-TON STORES, INC.
CONSOLIDATED BALANCE SHEETS

	February 2,	February 3,
(In thousands except share and per share data)	2008	2007

Assets
Current assets:
Cash and cash equivalents	$21,238	$24,733
Merchandise inventories	754,802	787,487
Prepaid expenses and other current assets	78,332	84,731
Deferred income taxes	17,536	17,858

Total current assets	871,908	914,809

Property, fixtures and equipment at cost, net of accumulated depreciation and amortization of $418,279 and $311,160 at February 2, 2008 and February 3, 2007, respectively	885,455	897,886
Deferred income taxes	87,357	76,586
Goodwill	17,767	27,377
Intangible assets, net of accumulated amortization of $21,917 and $12,087 at February 2, 2008 and February 3, 2007, respectively	165,872	176,700
Other long-term assets	39,272	41,441

Total assets	$2,067,631	$2,134,799

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$220,158	$209,742
Accrued payroll and benefits	49,902	68,434
Accrued expenses	166,603	178,642
Current maturities of long-term debt	5,656	5,555
Current maturities of obligations under capital leases	2,239	1,936
Income taxes payable	899	48,086

Total current liabilities	445,457	512,395

Long-term debt, less current maturities	1,079,841	1,120,169
Obligations under capital leases, less current maturities	67,217	69,456
Other long-term liabilities	112,055	86,383

Total liabilities	1,704,570	1,788,403

Commitments and contingencies (Note 14)
Shareholders’ equity
Preferred Stock — authorized 5,000,000 shares at $0.01 par value; no shares issued	—	—
Common Stock — authorized 40,000,000 shares at $0.01 par value; issued shares of 14,614,111 and 14,469,196 at February 2, 2008 and February 3, 2007, respectively	146	145
Class A Common Stock — authorized 20,000,000 shares at $0.01 par value; issued and outstanding shares of 2,951,490 at February 2, 2008 and February 3, 2007	30	30
Treasury stock, at cost — 337,800 shares at February 2, 2008 and February 3, 2007	(1,387)	(1,387)
Additional paid-in capital	139,805	130,875
Accumulated other comprehensive income	799	1,189
Retained earnings	223,668	215,544

Total shareholders’ equity	363,061	346,396

Total liabilities and shareholders’ equity	$2,067,631	$2,134,799

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	February 2,	February 3,	January 28,
(In thousands except share and per share data)	2008	2007	2006

Net sales	$3,365,912	$3,362,279	$1,287,170
Other income	101,747	93,531	20,425

	3,467,659	3,455,810	1,307,595

Costs and expenses:
Costs of merchandise sold	2,150,131	2,118,762	822,171
Selling, general and administrative	1,065,753	1,056,472	407,145
Depreciation and amortization	121,125	103,189	27,245
Amortization of lease-related interests	4,978	3,720	839

Income from operations	125,672	173,667	50,195
Interest expense, net	108,165	107,143	12,052

Income before income taxes	17,507	66,524	38,143
Income tax provision	5,945	19,641	12,129

Net income	$11,562	$46,883	$26,014

Per share amounts —
Basic:
Net income	$0.70	$2.85	$1.61

Basic weighted average shares outstanding	16,545,101	16,430,554	16,204,414

Diluted:
Net income	$0.68	$2.78	$1.57

Diluted weighted average shares outstanding	17,073,198	16,841,183	16,518,268

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
						Other
		Class A		Additional	Deferred	Compre-
	Common	Common	Treasury	Paid-in	Compen-	hensive	Retained
(In thousands except per share data)	Stock	Stock	Stock	Capital	sation	Income (Loss)	Earnings	Total

BALANCE AT JANUARY 29, 2005	$136	$30	$(1,387)	$119,284	$(1,096)	$(427)	$146,017	$262,557

Comprehensive income (Note 16):
Net income	—	—	—	—	—	—	26,014	26,014
Change in fair value of cash flow hedges, net of tax	—	—	—	—	—	422	—	422

Total comprehensive income								26,436
Dividends to shareholders, $0.10 per share	—	—	—	—	—	—	(1,668)	(1,668)
Proceeds from stock options exercised	2	—	—	1,440	—	—	—	1,442
Issuance of stock under stock award plans	4	—	—	7,756	(7,760)	—	—	—
Share-based compensation expense	—	—	—	114	2,193	—	—	2,307
Tax benefit of stock options and restricted shares	—	—	—	1,022	—	—	—	1,022
Cancellation of restricted shares	—	—	—	(2)	—	—	—	(2)

BALANCE AT JANUARY 28, 2006	142	30	(1,387)	129,614	(6,663)	(5)	170,363	292,094

Comprehensive income (Note 16):
Net income	—	—	—	—	—	—	46,883	46,883
Pension and postretirement benefit plans, net of tax	—	—	—	—	—	(313)	—	(313)
Change in fair value of cash flow hedges, net of tax	—	—	—	—	—	(839)	—	(839)

Total comprehensive income								45,731
Cumulative adjustment to adopt SFAS No. 158 (Note 8), net of tax	—	—	—	—	—	2,346	—	2,346
Adoption of SFAS No. 123R (Note 17)	(5)	—	—	(6,658)	6,663	—	—	—
Dividends to shareholders, $0.10 per share	—	—	—	—	—	—	(1,702)	(1,702)
Proceeds from stock options exercised	1	—	—	1,085	—	—	—	1,086
Share-based compensation expense	7	—	—	5,772	—	—	—	5,779
Excess tax benefit from share-based compensation	—	—	—	1,062	—	—	—	1,062

BALANCE AT FEBRUARY 3, 2007	145	30	(1,387)	130,875	—	1,189	215,544	346,396

Comprehensive income (Note 16):
Net income	—	—	—	—	—	—	11,562	11,562
Pension and postretirement benefit plans, net of tax	—	—	—	—	—	3,266	—	3,266
Change in fair value of cash flow hedges, net of tax	—	—	—	—	—	(3,656)	—	(3,656)

Total comprehensive income								11,172
Dividends to shareholders, $0.20 per share	—	—	—	—	—	—	(3,438)	(3,438)
Proceeds from stock options exercised	1	—	—	603	—	—	—	604
Share-based compensation expense	—	—	—	7,965	—	—	—	7,965
Excess tax benefit from share-based compensation	—	—	—	366	—	—	—	366
Cancellation of restricted shares	—	—	—	(4)	—	—	—	(4)

BALANCE AT FEBRUARY 2, 2008	$146	$30	$(1,387)	$139,805	$—	$799	$223,668	$363,061

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	February 2,	February 3,	January 28,
(In thousands)	2008	2007	2006

Cash flows from operating activities:
Net income	$11,562	$46,883	$26,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121,125	103,189	27,245
Amortization of lease-related interests	4,978	3,720	839
Bad debt provision	—	—	1,510
Share-based compensation expense	7,965	5,779	2,307
Excess tax benefit from share-based compensation	(366)	(1,062)	—
Loss (gain) on sale of property, fixtures and equipment	281	(1,373)	237
Amortization of deferred financing costs	4,143	5,984	1,523
Amortization of deferred gain on sale of proprietary credit card portfolio	(2,414)	(2,460)	(1,346)
Deferred income tax provision (benefit)	1,378	(16,004)	(20,986)
Cancellation of restricted shares	(4)	—	(2)
Net transfers of receivables to accounts receivable facility	—	—	(244,000)
Proceeds from sale of proprietary credit card portfolio	—	—	315,445
Loss on sale of proprietary credit card portfolio	—	—	596
Changes in operating assets and liabilities, net of effect of acquisitions:
Decrease (increase) in merchandise inventories	32,844	(28,902)	11,798
Decrease (increase) in prepaid expenses and other current assets	6,399	(22,632)	23,757
Decrease (increase) in other long-term assets	892	(3,077)	134
Decrease in accounts payable	(5,808)	(48,422)	(12,936)
(Decrease) increase in accrued payroll and benefits and accrued expenses	(25,112)	49,708	(3,684)
(Decrease) increase in income taxes payable	(33,067)	18,889	22,990
Increase in other long-term liabilities	10,768	1,675	1,363

Net cash provided by operating activities	135,564	111,895	152,804

Cash flows from investing activities:
Capital expenditures	(109,659)	(95,209)	(28,159)
Acquisitions, net of cash acquired	(62)	(1,073,295)	(2,054)
Proceeds from sale of property, fixtures and equipment	2,807	2,516	2,514

Net cash used in investing activities	(106,914)	(1,165,988)	(27,699)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(893,473)	(967,788)	(449,313)
Proceeds from issuance of long-term debt	851,309	2,048,355	312,700
Cash dividends paid	(3,438)	(1,702)	(1,668)
Proceeds from stock options exercised	604	1,086	1,442
Excess tax benefit from share-based compensation	366	1,062	—
Deferred financing costs paid	(307)	(27,839)	(336)
Increase (decrease) in bank overdraft balances	12,794	15,881	(1,067)

Net cash (used in) provided by financing activities	(32,145)	1,069,055	(138,242)

Net (decrease) increase in cash and cash equivalents	(3,495)	14,962	(13,137)
Cash and cash equivalents at beginning of period	24,733	9,771	22,908

Cash and cash equivalents at end of period	$21,238	$24,733	$9,771

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The Bon-Ton Stores, Inc. is a Pennsylvania corporation incorporated on January 31, 1996 as the successor of a company incorporated on January 31, 1929. As of February 2, 2008, The Bon-Ton Stores, Inc. operated, through its subsidiaries, 280 stores, which includes ten furniture galleries, in 23 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson Pirie Scott, Elder-Beerman, Herberger’s and Younkers nameplates and, under the Parisian nameplate, stores in the Detroit, Michigan area.

References to the “Company” refer to The Bon-Ton Stores, Inc. and its subsidiaries. References to “Carson’s” are to the Northern Department Store Group acquired by the Company from Saks Incorporated (“Saks”) effective March 5, 2006. References to “Elder-Beerman” denote The Elder-Beerman Stores Corp. and its subsidiaries, which were acquired by the Company in October 2003. References to “Bon-Ton” refer to the Company’s stores operating under the Bon-Ton and Elder-Beerman nameplates. References to “Parisian” refer to the stores acquired from Belk, Inc. effective October 29, 2006.

The Company’s fiscal year ends on the Saturday nearer January 31, and consisted of fifty-two weeks for 2007 and 2005 and fifty-three weeks for 2006. References to “2007,” “2006” and “2005” represent the Company’s fiscal 2007 year ended February 2, 2008, fiscal 2006 year ended February 3, 2007 and fiscal 2005 year ended January 28, 2006, respectively. References to “2008” represent the Company’s fiscal 2008 year ending January 31, 2009.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of The Bon-Ton Stores, Inc. and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

Results of operations for 2007 include Carson’s and Parisian for the entire fifty-two weeks. Results of operations for 2006 include Carson’s from the March 5, 2006 acquisition date through February 3, 2007 (see Note 2) and Parisian from the October 29, 2006 acquisition date through February 3, 2007. The Company conducts its operations through one business segment.

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

Reclassifications

Certain prior year balances presented in the consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation. These reclassifications did not impact the Company’s net income for 2007, 2006 or 2005.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents are generally overnight money market investments.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

Merchandise Inventories

For financial reporting and tax purposes, merchandise inventories are determined by the retail method. Prior to the Carson’s acquisition, the last-in, first-out (“LIFO”) cost basis was utilized for all inventories. In connection with the Carson’s acquisition, the Company adopted the first-in, first-out (“FIFO”) cost basis for the majority of the acquired Carson’s locations. As of February 2, 2008 and February 3, 2007, approximately 32% and 30%, respectively, of the Company’s merchandise inventories were valued using a FIFO cost basis and approximately 68% and 70%, respectively, of merchandise inventories were valued using a LIFO cost basis. There were no adjustments to costs of merchandise sold for LIFO valuations in 2007, 2006 and 2005. If the FIFO method of inventory valuation had been used for all inventories, the Company’s merchandise inventories would have been lower by $6,837 at February 2, 2008 and February 3, 2007.

Costs for merchandise purchases, product development and distribution are included in costs of merchandise sold. Inventories are pledged as collateral under certain debt agreements (see Note 9).

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

No depreciation is recorded until property, fixtures and equipment are placed into service. The Company capitalizes interest incurred during the construction of new facilities or major improvements to existing facilities. The amount of interest costs capitalized is limited to the costs incurred during the construction period. Interest of $257, $71 and $88 was capitalized in 2007, 2006 and 2005, respectively.

Repair and maintenance costs are charged to operations as incurred. Property retired or sold is removed from asset and accumulated depreciation accounts and the resulting gain or loss is reflected in selling, general and administrative (“SG&A”) expense.

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

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), requires the Company to test a long-lived asset for recoverability whenever events or changes in circumstances indicate that its carrying value may not be recoverable. If the undiscounted cash flows associated with the asset are insufficient to support the recorded asset, an impairment loss is recognized for the amount (if any) by which the carrying amount of the asset exceeds the fair value of the asset. Cash flow estimates are based on historical results, adjusted to reflect the Company’s best estimate of future market and operating conditions. Estimates of fair value represent the Company’s best estimate based on industry trends and reference to market rates and transactions, if available. As a result of this evaluation, $2,747 of asset impairment charges related to the reduction in the estimated net realizable value of certain store properties were

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

recorded in 2007. Impairment losses of $2,923 were recorded in 2006, relating to a reduction in the estimated net realizable value of a store property and a reduction in the value of duplicate information systems software resulting from the acquisition of Carson’s. No impairment loss was recorded in 2005. The charges are included in depreciation and amortization expense.

Goodwill and Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets that have indefinite lives are reviewed for impairment at least annually or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Intangible assets subject to amortization are reviewed for impairment in accordance with SFAS No. 144. Fair value is determined using quoted market prices and/or a discounted cash flow analysis, which requires certain assumptions and estimates regarding industry economic factors and future profitability of acquired businesses. The Company’s policy is to conduct impairment testing based on its most current business plans, which reflect anticipated changes in the economy and the industry.

The Company completed its review of the carrying value of goodwill for 2007 and determined there was no impairment. As a result of its review of the carrying value of intangible assets for 2007, the Company recorded an asset impairment charge of $1,323 related to the reduction in the value of two indefinite-lived private label brand names. No such charge was recorded in 2006 or 2005. The charge is included in depreciation and amortization expense.

Deferred Financing Fees

Amounts paid by the Company to secure financing agreements are reflected in other long-term assets and are amortized over the term of the related facility. Amortization of credit facility costs and accounts receivable securitization facility costs are classified as interest expense and SG&A expense, respectively. Unamortized amounts at February 2, 2008 and February 3, 2007 were $21,728 and $25,561, respectively. Deferred financing fees amortized to expense for 2007, 2006 and 2005 were $4,013, $5,984 and $1,523, respectively.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 prescribes a recognition and derecognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires the Company to recognize, in the financial statements, the impact of a tax position if that position is more likely than not of being sustained under audit, based on the technical merits of the position. The Company adopted FIN No. 48 effective February 4, 2007 (see Note 18).

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

Other Income

The Company licenses space to third parties in its stores and receives compensation based on a percentage of sales made in these departments, receives revenues from customers for delivery of certain items and services (primarily associated with its furniture operations) and, commencing November 2005, receives revenues under a Credit Card Program Agreement (see Note 12), all of which are recorded within other income. In addition, the Company recovers a portion of its cost from the disposal of damaged or otherwise distressed merchandise; this recovery is recorded within other income.

Advertising

Advertising production costs are expensed the first time the advertisement is run. Media placement costs are expensed in the period the advertising appears. Total advertising expenses, net of vendor allowances, included in SG&A expense for 2007, 2006 and 2005 were $144,260, $139,842 and $76,015, respectively. Prepaid expenses and other current assets include prepaid advertising costs of $7,291 and $5,346 at February 2, 2008 and February 3, 2007, respectively.

Vendor Allowances

As is standard industry practice, the Company receives allowances from merchandise vendors as reimbursement for charges incurred on marked-down merchandise. Vendor allowances are credited to costs of merchandise sold, provided the allowance is: (1) collectable, (2) for merchandise either permanently marked down or sold, (3) not predicated on a future purchase, (4) not predicated on a future increase in the purchase price from the vendor, and (5) authorized by internal management. If the aforementioned criteria are not met, the Company reflects the allowance dollars as an adjustment to the cost of merchandise capitalized in inventory.

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

Purchase Order Violations

The Company, consistent with industry practice, mandates that vendor merchandise shipments conform to certain standards. These standards are usually defined in the purchase order and include items such as proper ticketing, security tagging, quantity, packaging, on-time delivery, etc. Failure by vendors to conform to these standards increases the Company’s merchandise handling

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

costs. Accordingly, various purchase order violation charges are billed to vendors; these charges are reflected by the Company as a reduction of costs of merchandise sold in the period in which the respective violations occur. The Company establishes reserves for purchase order violations that may become uncollectable.

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

Revolving Charge Accounts

Prior to the July 8, 2005 sale of the Company’s proprietary credit card accounts and related accounts receivable to HSBC Bank Nevada, N.A. (“HSBC”) (see Note 12), the Company reflected finance charge income and late fees on customer revolving charge accounts as a reduction of SG&A expense. Finance charge income and late fees earned by the Company for 2005, before considering costs of administering and servicing revolving charge accounts, were $27,504.

Fair Value of Financial Instruments

The carrying values of the Company’s cash and cash equivalents, accounts payable and obligations under capital leases approximate fair value. The Company discloses the fair value of its long-term debt and derivative financial instruments in Notes 9 and 10, respectively. Fair value estimates of the Company’s long-term debt and derivative financial instruments are based on market prices or derived from discounted cash flow analyses, respectively.

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

Share-Based Compensation

Prior to 2006, the Company applied the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, in accounting for stock options granted under the Company’s stock option plans. Under the intrinsic value method, no compensation cost is recognized if the exercise price of the Company’s stock options was equal to or greater than the market price of the underlying stock on the date of grant. Accordingly, no compensation cost was recognized in the accompanying consolidated statements of income prior to 2006 on stock options granted, since all options granted under the Company’s stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 29, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123R”). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and supersedes APB No. 25. SFAS No. 123R requires that all share-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. SFAS No. 123R was adopted using the modified prospective method of application, which requires the Company to recognize compensation cost on a prospective basis. Therefore, prior years’ financial statements have not been restated. Under this method, the Company recorded share-based compensation expense for awards granted prior to, but not yet vested as of, January 28, 2006 using the fair value amounts determined for pro forma disclosures under SFAS No. 123. For share-based awards granted after January 28, 2006, the Company recognizes compensation expense based on estimated grant date fair value using the Black-Scholes option-pricing model.

The Company has elected to adopt the shortcut method provided in Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” for determining the initial pool of excess tax benefits available to absorb tax deficiencies related to share-based compensation subsequent to the adoption of SFAS No. 123R. The shortcut method includes simplified procedures for establishing the beginning balance of the pool of excess tax benefits (the “APIC Tax Pool”) and for determining the subsequent effect on the APIC Tax Pool and the Company’s Consolidated Statements of Cash Flows of the tax effects of share-based compensation awards.

Excess tax benefits related to share-based compensation in 2005 are reflected in operating activities. In a change from previous standards, SFAS No. 123R requires that excess tax benefits related to share-based compensation be reflected as financing cash inflows.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

Earnings Per Share

The presentation of earnings per share (“EPS”) requires a reconciliation of the numerators and denominators used in basic and diluted EPS calculations. The numerator, net income, is identical in both calculations. The following table presents a reconciliation of the weighted average shares outstanding used in EPS calculations for each of 2007, 2006 and 2005:

	2007		2006		2005
	Shares	EPS	Shares	EPS	Shares	EPS

Basic Calculation	16,545,101	$0.70	16,430,554	$2.85	16,204,414	$1.61
Effect of dilutive shares —
Restricted shares and restricted stock units	387,227		279,401		132,430
Stock options	140,870		131,228		181,424

Diluted Calculation	17,073,198	$0.68	16,841,183	$2.78	16,518,268	$1.57

The following average potential shares of Common Stock were excluded from diluted EPS because their effect would have been antidilutive:

	2007	2006	2005

Restricted shares and restricted stock units	53,194	9,591	—
Stock options	304,696	144,642	64,787

Future Accounting Changes

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for years beginning after November 15, 2007 for financial assets and liabilities that are measured at fair value on a recurring basis. The FASB has agreed to a one-year deferral of SFAS No. 157’s fair-value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Company expects the adoption of this statement will not have a material impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument by instrument basis. SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that select different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for years beginning after November 15, 2007. The Company expects the adoption of this statement will not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

exceptions. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for years beginning after December 15, 2008. As such, the adoption of this statement will affect any acquisitions into which the Company may enter subsequent to January 31, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires companies to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The statement also requires companies to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”); and how the hedges affect the entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for years beginning after November 15, 2008. The Company is in the process of evaluating what effect, if any, adoption of SFAS No. 161 may have on the consolidated financial statements.

2.	CARSON’S ACQUISITION

Effective March 5, 2006, pursuant to the October 29, 2005 purchase agreement with Saks, as amended, the Company acquired all of the outstanding securities of two subsidiaries of Saks that were solely related to the business of owning and operating the 142 retail department stores that operated under the names Carson Pirie Scott, Younkers, Herberger’s, Boston Store and Bergner’s. The stores are located in 12 states in the Midwest and upper Great Plains regions.

Under the terms of the purchase agreement, the Company paid $1,040,188 in cash. The Company financed the Carson’s acquisition, payment of related fees and expenses and the payoff of its existing indebtedness through the issuance of 10 1/4% Senior Notes due 2014 in the aggregate principal amount of $510,000, entry into a $1,000,000 senior secured revolving credit facility led by Bank of America, N.A. (“Bank of America”) as agent, and entry into a $260,000 mortgage loan facility with Bank of America as lender (see Note 9).

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

During the first quarter of 2007, the Company made its final purchase accounting allocations in accordance with SFAS No. 141, “Business Combinations.” Additional professional fees increased the total purchase price by $51, property, fixtures and equipment was reduced by $397 due to a valuation adjustment and, as a result of those adjustments, goodwill increased $448. The final purchase price and purchase price allocation at the date of acquisition are reflected in the following table:

Final Purchase Price

Cash purchase	$1,040,188
Carson’s severance	514
Professional fees incurred	11,863

Total	$1,052,565

Final Purchase Price Allocation
Cash and cash equivalents	$3,110
Merchandise inventories	455,207
Prepaid expenses and other current assets	33,687
Property, fixtures and equipment	724,447
Deferred income taxes	21,951
Goodwill	24,860
Intangible assets	178,180
Other long-term assets	9,040

Total assets acquired	1,450,482

Accounts payable	(158,860)
Accrued payroll and benefits	(34,560)
Other accrued expenses	(79,088)
Obligations under capital leases	(73,000)
Other long-term liabilities	(52,409)

Total liabilities assumed	(397,917)

Net assets acquired	$1,052,565

The Company has filed a section 338(h)(10) election under the Internal Revenue Code (“Section 338”). The Section 338 election essentially enables a buyer to account for a stock purchase as an asset purchase for income tax purposes.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The following unaudited pro forma consolidated financial data give effect to the Carson’s acquisition as if it had occurred as of the beginning of 2006:

2006

Net sales	$3,543,886
Other income	94,558
Costs and expenses:
Costs of merchandise sold	2,251,416
Selling, general and administrative	1,115,313
Depreciation and amortization	110,062
Amortization of lease-related interests	3,546

Income from operations	158,107
Interest expense, net	116,960

Income before income taxes	41,147
Income tax provision	12,155

Net income	$28,992

Net income per share:
Basic	$1 .76
Diluted	$1 .72

The pro forma information includes the following non-recurring charges: $15,569 of integration costs recorded in SG&A expense, which includes severance and relocation expense related to the transition of the Company’s merchandising and marketing staff to Milwaukee, Wisconsin in the amount of $5,943; $2,319 of charges in interest expense related to the write-off of deferred financing fees associated with the Company’s previous revolving credit agreement; and $4,500 included in interest expense related to the write-off of commitment fees associated with a bridge loan in connection with the Carson’s acquisition.

The pro forma information does not purport to be indicative of the results that actually would have been achieved if the operations were combined during the period presented and is not intended to be a projection of future results or trends.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

3.  PROPERTY, FIXTURES AND EQUIPMENT

Property, fixtures and equipment and related accumulated depreciation and amortization consisted of:

	February 2,	February 3,
	2008	2007

Land and improvements	$122,039	$120,521
Buildings and leasehold improvements	630,239	580,579
Furniture and equipment	483,936	440,383
Buildings and equipment under capital leases	67,520	67,563

	1,303,734	1,209,046
Less: Accumulated depreciation and amortization	(418,279)	(311,160)

Net property, fixtures and equipment	$885,455	$897,886

Property, fixtures and equipment with a net book value of $375,774 and $393,361 were pledged as collateral for secured loans (see Note 9) at February 2, 2008 and February 3, 2007, respectively.

Accumulated depreciation and amortization includes $7,799 and $3,948 at February 2, 2008 and February 3, 2007, respectively, related to buildings and equipment under capital leases. Amortization of buildings and equipment under capital leases is included within depreciation and amortization expense.

Depreciation expense related to property, fixtures and equipment of $116,845, $102,204 and $26,940 was included in depreciation and amortization expense for 2007, 2006 and 2005, respectively.

Asset impairment charges of $2,747 related to the reduction in the estimated net realizable value of certain store properties were recorded in 2007. Impairment losses of $2,923 were recorded in 2006, relating to a reduction in the estimated net realizable value of a store property and a reduction in the value of duplicate information systems software resulting from the acquisition of Carson’s. No impairment loss was recorded in 2005. The charges are included in depreciation and amortization expense (see Note 1).

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

4.	GOODWILL AND INTANGIBLES

Goodwill and intangible assets consist of the following:

	February 2,	February 3,
	2008	2007

Goodwill	$17,767	$27,377

Intangible assets subject to amortization
Gross amount:
Lease-related interests	$102,174	$102,174
Customer lists and relationships	22,926	22,600
Private label brand names	500	500

Total gross amount	125,600	125,274
Accumulated amortization:
Lease-related interests	(17,976)	(11,102)
Customer lists and relationships	(3,631)	(848)
Private label brand names	(311)	(137)

Total accumulated amortization	(21,918)	(12,087)

Net intangible assets subject to amortization	$103,682	$113,187

Intangible assets not subject to amortization
Trade names	$50,700	$50,700
Private label brand names	11,477	12,800
Other intangibles	13	13

Total intangible assets not subject to amortization	$62,190	$63,513

Net intangible assets	$165,872	$176,700

Goodwill increased $448 in 2007 as a result of the Company making its final Carson’s purchase accounting allocations (see Note 2). In addition, in accordance with SFAS No. 109, in 2007 the Company reduced goodwill associated with the Carson’s acquisition by $10,058, and recorded a corresponding increase of $7,043 in non-current deferred income taxes and a $3,015 reduction in current income taxes payable.

Private label brand names not subject to amortization were reduced by $1,323 as a result of an impairment charge (see Note 1), which is included within depreciation and amortization expense.

Lease-related interests reflect below-market-rate leases purchased in store acquisitions completed in 1992 through 2006 that were adjusted to reflect fair market value. The lease-related interests, including the unfavorable lease-related interests included in other long-term liabilities (see Note 5), are being amortized on a straight-line method and reported as “amortization of lease-related interests” in the Consolidated Statements of Income. At February 2, 2008, these lease-related interests have weighted-average remaining lives of fourteen years for amortization purposes.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

At February 2, 2008, customer lists and relationships are being amortized on a declining-balance method over the remaining lives of eleven years, and the private label brand names are being amortized on a straight-line method over the remaining life of one year.

The amortization from the customer lists and relationships and private label brand names is included within depreciation and amortization expense.

Amortization of $2,957, $985 and $305 was recorded on customer lists and relationships and private label brand names during 2007, 2006 and 2005, respectively. Amortization of $4,978, $3,720 and $839 was recorded for favorable and unfavorable lease-related interests during 2007, 2006 and 2005, respectively. The Company anticipates amortization on customer lists and relationships and private label brand names of approximately $2,760 in 2008, $2,404 in 2009, $2,216 in 2010, $2,042 in 2011 and $1,890 in 2012. The Company anticipates amortization for favorable and unfavorable lease-related interests of approximately $4,866 in 2008, $4,866 in 2009, $4,555 in 2010, $4,747 in 2011 and $4,698 in 2012.

5.	SUPPLEMENTAL BALANCE SHEET INFORMATION

Prepaid expenses and other current assets were comprised of the following:

	February 2,	February 3,
	2008	2007

Landlord receivables	$1,050	$15,000
Prepaid expenses	35,384	29,527
Other	41,898	40,204

Total	$78,332	$84,731

Accrued expenses were comprised of the following:

	February 2,	February 3,
	2008	2007

Customer liabilities	$46,319	$42,966
Taxes	36,214	39,959
Other	84,070	95,717

Total	$166,603	$178,642

Other long-term liabilities were comprised of the following:

	February 2,	February 3,
	2008	2007

Real estate lease related	$38,398	$25,490
Unfavorable lease-related interests	12,974	12,974
Deferred revenue	9,616	12,190
Other	51,067	35,729

Total	$112,055	$86,383

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

6.	INTEGRATION ACTIVITIES

In connection with the acquisition of Carson’s, the Company developed integration plans which included the transfer of Bon-Ton’s existing merchandising and marketing functions to Carson’s former headquarters in Milwaukee, Wisconsin. This plan resulted in involuntary associate termination charges of $4,760 in 2006, which were reflected in SG&A expense. Payments in the amount of $4,427 were made during 2006; the balance of the involuntary termination costs was fully paid as of November 3, 2007.

In connection with the Elder-Beerman acquisition, the Company developed integration plans resulting in involuntary terminations, employee relocations, and lease terminations. Involuntary termination benefits and relocation expenses were fully paid as of January 28, 2006. The liability for terminated leases will be paid over the remaining contract periods ending in 2030.

Liabilities recognized in connection with the acquisition and integration activities are as follows:

	Termination	Employee	Lease
	Benefits	Relocation	Termination	Total

Balance at January 29, 2005	$420	$388	$1,158	$1,966
Payments during 2005	(420)	(264)	(83)	(767)
Other adjustments	—	(124)	—	(124)

Balance at January 28, 2006	—	—	1,075	1,075
Charges during 2006	4,760	—	—	4,760
Payments during 2006	(4,427)	—	(88)	(4,515)

Balance at February 3, 2007	333	—	987	1,320
Charges during 2007	(17)	—	—	(17)
Payments during 2007	(316)	—	(92)	(408)

Balance at February 2, 2008	$—	$—	$895	$895

Other adjustments represent refinements to anticipated liabilities established under provisions of Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection With a Purchase Business Combination,” and resulted in reductions in certain opening balance sheet assets in the Elder-Beerman acquisition that were recorded as part of purchase accounting.

7.	EXIT OR DISPOSAL ACTIVITIES

In conjunction with the Carson’s acquisition, the Company entered into a transition services agreement (“TSA”) with Saks pursuant to which Saks provided the Company with various services related to Carson’s. In the third quarter of 2006, the Company determined that, for the accounting and procurement services portion of the TSA, a benefit would no longer be received and the payments related to those services for the remaining term of the TSA should be accrued. Accordingly, the Company recorded a charge within SG&A expense of $1,155 during 2006, of which $924 and $231 was paid in 2006 and 2007, respectively.

On November 27, 2007, the Company announced that it would close its Elder-Beerman Morgantown East store located in Morgantown, West Virginia. In connection with the closing of this

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

store, the Company developed plans resulting in involuntary associate termination costs and other closing costs of $20 and $86, respectively. During 2007, the company recognized $20 of the expected involuntary associate termination costs and $10 of the other closing costs, which were included within SG&A expense. The Company expects to pay the involuntary associate termination payments and incur the remaining other closing costs during the first quarter of 2008.

In May 2007, the Company closed its Northtown store located in Buffalo, New York and its Irondequoit store located in Rochester, New York. In connection with the closing of the two stores, charges related to involuntary associate termination costs and other closing costs of $155 and $145, respectively, were incurred during 2007. These charges are reflected within SG&A expense. In addition, the Company sold an owned property in conjunction with the closing of its Irondequoit store and paid, in full, the related mortgage. The Company recognized a $510 gain on the building sale within SG&A expense and a $1,019 loss on the mortgage payoff within interest expense, net.

In March 2007, the Company closed its distribution center located in Ankeny, Iowa. Charges related to involuntary associate termination costs and other costs associated with the closing of this distribution center were $711 and $145, respectively. The Company recognized $233 of the involuntary associate termination costs during 2006. The remaining involuntary associate termination costs and other expected costs of $478 and $145, respectively, were incurred during 2007. These charges are reflected within SG&A expense. The Company entered into a sublease agreement with a third party in August 2007 and anticipates the income from such agreement will approximate the remaining rent obligation.

In February 2007, the Company closed its Younkers store located in the Town Square Shopping Center in downtown Sioux City, Iowa. The Company developed plans resulting in involuntary associate termination costs and other closing costs of $68 and $85, respectively. During 2006, the Company recognized $46 of the total expected involuntary associate termination costs. The Company recorded the remaining involuntary associate termination costs and other expected costs of $22 and $85, respectively, during 2007. These charges are reflected within SG&A expense.

In February 2007, the Company closed its Carson Pirie Scott store at One South State Street in Chicago, Illinois. In connection with the closing of this store, the Company developed plans resulting in involuntary associate termination costs and other closing costs of $2,914 and $1,383, respectively. During 2006, the Company recognized $2,436 of the total expected involuntary associate termination costs and $273 of other costs. The Company recorded the remaining involuntary associate termination costs and closing costs of $478 and $1,110, respectively, during 2007. These charges are reflected within SG&A expense.

In January 2006, the Company closed its Great Northern and Shoppingtown stores in the Syracuse, New York area, its Walden Galleria store in Buffalo, New York and its Lebanon, Pennsylvania store. In connection with the closing of the four stores, the Company developed plans resulting in involuntary associate termination costs and other closing costs of $274 and $461, respectively. In addition, the Company incurred a lease termination fee of $1,462, to be paid through February 1, 2008, related to the Walden Galleria store closing. These charges are reflected within SG&A expense.

In 2005, in connection with the sale of its credit card accounts, the Company developed plans resulting in involuntary associate terminations, contract termination and other costs, and incurred charges of $519, $200 and $10, respectively. These charges are included within SG&A expense. The Company recorded expense of $6 related to involuntary associate terminations in 2006. In July 2007, the Company reduced the provision related to involuntary associate terminations and contract terminations by $46 and $11, respectively. The liability for the contract termination was fully paid during 2007.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

Following is a reconciliation of accruals related to the Company’s closing activities:

	2007	2006	2005

Beginning balance	$3,384	$1,240	$—
Provisions:
Lease termination fee	(4)	—	1,462
Contract termination	(11)	—	200
Associate termination benefits	1,107	2,721	793
Other closing costs	1,495	1,428	471

Total	2,587	4,149	2,926
Payments:
Lease termination fee	(340)	(439)	(680)
Contract termination	(21)	(136)	(32)
Associate termination benefits	(3,864)	(233)	(503)
Other closing costs	(1,726)	(1,197)	(471)

Total	(5,951)	(2,005)	(1,686)

Balance at year-end	$20	$3,384	$1,240

8.	EMPLOYEE BENEFIT PLANS

The Company provides eligible employees with retirement benefits under a 401(k) salary reduction and retirement contribution plan (the “Plan”). Employees are eligible to receive a company contribution in the Plan after they reach the age of 18, complete one year of service, are employed the last day of the plan year and work at least 1,000 hours in any calendar year. Under the Plan provisions, the majority of eligible employees are permitted to contribute up to 50% of their compensation to the Plan. Employees are permitted to begin non-matching contributions to the Plan after three months of service in a benefit status position. Employees are automatically enrolled to contribute 3% of pay unless the employee actively modifies or declines the election. Company matching contributions, not to exceed 6% of eligible employees’ compensation, are at the discretion of the Company’s Board of Directors. Company matching contributions under the Plan become fully vested for eligible employees after three years of service. Contributions to the Plan under the retirement contribution provisions are at the discretion of the Company’s Board of Directors. Retirement contributions made through 2007 become fully vested after five years of service; retirement contributions to be made during 2008 and beyond will become fully vested after three years of service.

Effective with the Carson’s acquisition (see Note 2), employees of Carson’s who met the eligibility requirements described above were immediately eligible to participate in the Plan. Vesting credits under Saks’ plan earned prior to the acquisition were carried over to the Plan. Loans and rollovers were also permitted. The Company’s matching contribution for Carson’s employees for 2006 was based on employee contributions to the Plan and salary earned commencing March 5, 2006.

The Company’s 2007, 2006 and 2005 expense under the 401(k) Plan was $9,239, $10,382 and $3,995, respectively.

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

In addition, as a result of the acquisition of Elder-Beerman, the Company assumed a liability for a supplementary pension plan. The benefits from this unfunded plan are paid upon retirement, provided that the participant is age 65. All participants in this plan are fully vested.

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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

Benefit obligations, fair value of plan assets and funded status of the plans are as follows:

			Medical and
			Life Insurance
	Pension Benefits		Benefits
	2007	2006	2007	2006

Change in benefit obligation:
Benefit obligation at beginning of year	$223,153	$4,065	$7,599	$—
Carson’s acquisition	—	223,289	—	7,703
Service cost	130	125	—	—
Interest cost	12,166	11,329	411	378
Participant contributions	—	—	347	245
Benefits paid	(23,902)	(17,380)	(916)	(964)
Plan amendments	—	18	—	—
Actuarial (gain) loss	(10,838)	1,707	(856)	237

Benefit obligation at end of year	$200,709	$223,153	$6,585	$7,599

Change in the fair value of plan assets:
Plan assets at beginning of year	$204,153	$—	$—	$—
Carson’s acquisition	—	200,679	—	—
Actual return on plan assets	7,889	18,272	—	—
Company contributions	798	2,582	569	719
Participant contributions	—	—	347	245
Benefits paid	(23,902)	(17,380)	(916)	(964)

Plan assets at end of year	$188,938	$204,153	$—	$—

Funded status	$(11,771)	$(19,000)	$(6,585)	$(7,599)

Amounts recognized in the Consolidated Balance Sheets consist of:

			Medical and
			Life Insurance
	Pension Benefits		Benefits
	2007	2006	2007	2006

Other long-term assets	$2,560	$—	$—	$—
Accrued expenses	(1 ,397)	(964)	(931)	(913)
Other long-term liabilities	(12,934)	(18,036)	(5,654)	(6,686)

Net amount recognized	$(11,771)	$(19,000)	$(6,585)	$(7,599)

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

Amounts recognized in accumulated other comprehensive income consist of:

			Medical and
			Life Insurance
	Pension Benefits		Benefits
	2007	2006	2007	2006

Net prior service cost	$14	$18	$—	$—
Net actuarial (gain) loss	(7,859)	(3,489)	(619)	237

Gross amount recognized	(7,845)	(3,471)	(619)	237
Deferred tax expense (benefit)	2,933	1,289	232	(88)

Net amount recognized	$(4,912)	$(2,182)	$(387)	$149

The accumulated benefit obligation for all of the defined benefit and supplemental pension plans was $198,823 and $221,394 at February 2, 2008 and February 3, 2007, respectively.

Amounts of pension benefit plans with benefit obligations or accumulated benefit obligations in excess of plan assets are as follows:

	2007	2006

Pension benefit plans with benefit obligations in excess of plan assets
Aggregate benefit obligation	$14,331	$223,153
Fair value of plan assets	—	204,153
Pension benefit plans with accumulated benefit obligations in excess of plan assets
Aggregate benefit obligation	$12,445	$221,394
Fair value of plan assets	—	204,153

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

Components of net periodic benefit (income) expense and other amounts recognized in other comprehensive (income) loss before income taxes are as follows:

				Medical and
				Life Insurance
	Pension Benefits			Benefits
	2007	2006	2005	2007	2006

Net periodic benefit (income) expense:
Service cost	$130	$125	$91	$—	$—
Interest cost	12,166	11,329	213	411	378
Expected return on plan assets	(14,673)	(13,074)	—	—	—
Recognition of prior service cost	4	—	—	—	—
Recognition of net actuarial loss	316	—	—	—	—
Recognized gain	—	—	(17)	—	—

Net periodic benefit (income) expense	$(2,057)	$(1,620)	$287	$411	$378

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss, before taxes:
Prior service cost	$—	$18	$—	$—	$—
Actuarial net (gain) loss	(4,054)	480	—	(856)	—
Recognition of prior service cost	(4)	—	—	—	—
Recognition of net actuarial loss	(316)	—	—	—	—

Total recognized in other comprehensive (income) loss, before taxes	$(4,374)	$498	$—	$(856)	$—

Total recognized in net periodic cost and other comprehensive (income) loss, before taxes	$(6,431)	$(1,122)	$287	$(445)	$378

The Company estimates the following amounts will be amortized from accumulated other comprehensive (income) loss to net periodic cost during 2008:

		Medical and
	Pension	Life Insurance
	Benefits	Benefits

Net prior service cost	$4	$—
Net actuarial loss (gain)	505	—

Weighted average assumptions used to determine benefit obligations are as follows:

			Medical and
			Life Insurance
	Pension Benefits		Benefits
	2007	2006	2007	2006

Discount rate	6.20%	5.75%	6.20%	5.75%
Rate of compensation increase	3.00%	3.00%	N/A	N/A

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

For measurement of the medical and life insurance benefits plan, the Company assumed a 9% annual rate of increase in the per capita cost of covered health care benefits for 2008, grading down to 5.5% by 2012.

Weighted average assumptions used to determine net periodic benefit (income) expense are as follows:

				Medical and
				Life Insurance
	Pension Benefits			Benefits
	2007	2006	2005	2007	2006

Discount rate	5.75%	5.75%	5.50%	5.75%	5.75%
Expected long-term return on plan assets	7.60%	7.50%	N/A	N/A	N/A
Rate of compensation increase	3.00%	3.00%	N/A	N/A	N/A

The Company’s discount rate assumption is evaluated annually. As a result of the Carson’s acquisition, the Company reevaluated the method for determining the discount rate. For the years ended February 2, 2008 and February 3, 2007, the Company utilized the Citibank Pension Discount Curve (“CPDC”). The CPDC is developed by beginning with a U.S. Treasury par curve that reflects the Treasury Coupon and Strips market. Option-adjusted spreads drawn from the double-A corporate bond sector are layered in to develop a double-A corporate par curve, from which the CPDC spot rates are developed. The CPDC spot rates are applied to expected benefit payments, from which a single constant discount rate can then be developed. The Company believes that utilizing the CPDC to develop the discount rate is preferable because the developed discount rate is based on the expected timing of benefit payments. For the year ended January 28, 2006, the discount rate was based on the Moody’s long-term AA corporate bond rate.

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

Assumed health care cost trend rate can have a significant effect on the amounts reported for the postretirement health care plan. A one-percentage point change in assumed health care costs would have the following effects:

	One-	One-
	Percentage	Percentage
	Point	Point
	Increase	Decrease

Effect on total service and interest cost components	$21	$(19)
Effect on postretirement benefit obligation	338	(310)

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The weighted average pension plan asset allocation is as follows:

	2007	2006

Equity securities	63%	65%
Fixed income	31%	29%
Real estate	6%	6%

The Company’s target pension plan asset allocation of equity securities, fixed income and real estate at February 2, 2008 and February 3, 2007 was 65%, 30% and 5%, respectively. Investment objectives for the pension plan assets include:

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

The pension plan assets are invested in compliance with the Employee Retirement Income Security Act as amended, and any subsequent regulations and laws. The Company does not permit direct purchases of its securities.

Information about the expected cash flows related to the pension and other postretirement benefit plans is as follows:

		Medical and
	Pension	Life Insurance
	Benefits	Benefits

Expected Company contributions in 2008	$1,396	$931
Expected plan benefit payments (net of expected participant contributions) for year:
2008	$22,687	$931
2009	19,026	896
2010	17,046	855
2011	15,988	806
2012	15,554	750
2013-2017	76,721	2,854

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

9.	LONG-TERM DEBT

Long-term debt consisted of the following:

	February 2,	February 3,
	2008	2007

Senior secured credit facility — expires March 6, 2011; interest payable periodically at varying rates (6.86% weighted average for 2007)	$310,844	$342,300
Senior notes — mature on March 15, 2014; interest payable each March 15 and September 15 at 10.25%	510,000	510,000
Mortgage loan facility — principal payable in varying monthly installments, with balance due March 6, 2016; interest payable monthly at 6.21%; secured by land and buildings	252,086	256,568
Mortgage notes payable — principal payable in varying monthly installments through June 2016; interest payable monthly at 9.62%; secured by land and buildings	11,567	15,856
Mortgage note payable — principal payable January 1, 2011; interest payable monthly at 5.00%; secured by a building and fixtures	1,000	1,000

Total debt	$1,085,497	$1,125,724
Less: current maturities	(5,656)	(5,555)

Long-term debt	$1,079,841	$1,120,169

On March 6, 2006, The Bon-Ton Department Stores, Inc., a wholly owned subsidiary of The Bon-Ton Stores, Inc., and certain of its subsidiaries, Bank of America and certain other lenders entered into a Loan and Security Agreement (“Senior Secured Credit Facility”) that provides for up to $1,000,000 of revolver borrowings. The Senior Secured Credit Facility includes a last-in, first-out revolving credit facility of up to $900,000 and a first-in, last-out revolving credit facility of up to $100,000 and has a sub-limit of $150,000 for the issuance of standby and documentary letters of credit. All borrowings under the Senior Secured Credit Facility are limited by amounts available pursuant to a borrowing base calculation, which is based on percentages of eligible inventory, real estate and fixed assets, with a reduction for applicable reserves. The Senior Secured Credit Facility is guaranteed by The Bon-Ton Stores, Inc. and certain of its subsidiaries. The Senior Secured Credit Facility is secured by substantially all of the assets of the Company, except for certain mortgaged real property. As part of the Senior Secured Credit Facility, Bank of America and the other lenders will make available certain swing line loans in an aggregate amount not to exceed $75,000 outstanding at any one time. Borrowings under the Senior Secured Credit Facility bear interest at either (i) the prime rate established by Bank of America, from time to time, plus the applicable margin (the ”Prime Rate”) or (ii) the LIBOR rate from time to time, plus the applicable margin. The applicable margin will be determined based upon the excess availability under the Senior Secured Credit Facility. The swing line loans bear interest at the same rate applicable to last in, first out Prime Rate loans. The Company is required to pay a commitment fee to the lenders for unused commitments at a rate of 0.25% to 0.30% per annum, based upon the unused portion of the total commitment under the Senior Secured Credit Facility. The Senior Secured Credit Facility expires March 6, 2011. Financial covenants contained in the Senior Secured Credit Facility require that the minimum excess availability be greater than $75,000 at all times. In addition, there are certain restrictions against the incurrence of additional indebtedness, pledge or sale of assets, payment of dividends and distributions, and other

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

similar restrictions. Per the November 20, 2007 amendment of the Senior Secured Credit Facility, dividends paid by the Company may not exceed $20,000 over the life of the agreement ($5,140 of which has been paid out), or $5,000 in any single year, and capital expenditures are limited to $150,000 per year, with a one-year carryover of any prior year unused amount. The available borrowing capacity under the Senior Secured Credit Facility will be used in the future for general corporate purposes. As of February 2, 2008, the Company had borrowings of $310,844, with $351,001 of borrowing availability (before taking into account the minimum borrowing availability covenant of $75,000) and letter-of-credit commitments of $14,042.

On March 6, 2006, The Bon-Ton Department Stores, Inc. entered into an indenture (the “Indenture”) with The Bank of New York, as trustee, under which The Bon-Ton Department Stores, Inc. issued $510,000 aggregate principal amount of its 10 1/4% Senior Notes due 2014 (the “Notes”). The Notes are guaranteed on a senior unsecured basis by The Bon-Ton Stores, Inc. and by each of its subsidiaries that is an obligor under the Senior Secured Credit Facility. The Notes mature on March 15, 2014. The Notes may not be redeemed prior to March 15, 2010, except that the Company may redeem up to 35% of the Notes prior to March 15, 2009 through the proceeds of an equity offering. The interest rate of the Notes is fixed at 10 1/4% per year. Interest on the Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2006. The Indenture includes covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional debt, pay dividends and make distributions, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions, and sell certain assets or merge with or into other companies.

On March 6, 2006, certain bankruptcy remote special purpose entities (each an “SPE” and, collectively, the “SPEs”) that are indirect wholly owned subsidiaries of The Bon-Ton Stores, Inc. entered into loan agreements with Bank of America, pursuant to which Bank of America provided a mortgage loan facility in the aggregate principal amount of $260,000 (the “Mortgage Loan Facility”). The Mortgage Loan Facility has a term of ten years and is secured by mortgages on twenty-three retail stores and one distribution center owned by the SPEs. Each SPE entered into a lease with each of The Bon-Ton Stores, Inc. subsidiaries operating on such SPE’s properties. A portion of the rental income received under these leases will be used to pay the debt service under the Mortgage Loan Facility. The Mortgage Loan Facility requires level monthly payments of principal and interest based on an amortization period of twenty-five years and the balance outstanding at the end of ten years will then become due and payable. The interest rate for the Mortgage Loan Facility is a fixed rate of 6.2125%. Financial covenants contained in the Mortgage Loan Facility require that the SPEs maintain certain financial thresholds, as defined in the agreements.

The Company used the net proceeds of the Notes offering and the Mortgage Loan Facility, along with initial borrowings under its Senior Secured Credit Facility, to finance the acquisition of Carson’s, pay related fees and expenses in connection with the acquisition and related financing transactions, and pay the outstanding balance under the Company’s previous revolving credit agreement.

Prior to March 6, 2006, the Company’s amended and restated revolving credit facility agreement (the “Credit Agreement”) provided a revolving line of credit of $300,000. On March 6, 2006, the Credit Agreement was terminated and replaced with the Senior Secured Credit Facility in connection with the acquisition of Carson’s (see Note 2).

On May 17, 1996, the Company entered into twenty-year mortgage agreements for its four stores located in Rochester, New York, totaling $23,400. The Company’s Irondequoit property was sold on April 2, 2007 and the principal balance on the related mortgage of $3,509 was paid in full.

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

The Company was in compliance with all loan agreement restrictions and covenants during 2007.

The fair value of the Company’s debt, excluding interest rate swaps, was estimated at $953,363 and $1,149,957 at February 2, 2008 and February 3, 2007, respectively, and is based on quoted market rates available to the Company for debt with similar features.

Debt maturities by year at February 2, 2008, are as follows:

2008	$5,656
2009	6,108
2010	7,547
2011	317,864
2012	7,485
2013 and thereafter	740,837

$1,085,497

10.	INTEREST RATE DERIVATIVES

In accordance with SFAS No. 133 and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” the Company recognizes all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, the Company generally designates the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”). Changes in the fair value of a derivative that is designated as, and meets all required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. The portion of the change in fair value of a derivative associated with hedge ineffectiveness or the component of a derivative instrument excluded from the assessment of hedge effectiveness is recorded in current earnings. Also, changes in the entire fair value of a derivative that is not designated as a hedge are recorded in earnings. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as cash flow hedges to specific balance sheet liabilities.

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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

It is the policy of the Company to identify on a continuing basis the need for debt capital and evaluate financial risks inherent in funding the Company with debt capital. Reflecting the result of this ongoing review, the debt portfolio and hedging program of the Company is managed to (1) reduce funding risk with respect to borrowings made or to be made by the Company to preserve the Company’s access to debt capital and provide debt capital as required for funding and liquidity purposes, and (2) reduce the aggregate interest rate risk of the debt portfolio in accordance with certain debt management parameters. The Company enters into interest rate swap agreements to change the fixed/variable interest rate mix of the debt portfolio in order to maintain the percentage of fixed-rate and variable-rate debt within parameters set by management. In accordance with these parameters, swap agreements are used to reduce interest rate risks and costs inherent in the Company’s debt portfolio. At February 2, 2008 and February 3, 2007, the Company had interest rate swap contracts outstanding to effectively convert a portion of its variable-rate debt to fixed-rate debt. These contracts entailed the exchange of fixed-rate and floating-rate interest payments periodically over the agreement life. The following table indicates the notional amounts as of February 2, 2008 and February 3, 2007 and the range of interest rates paid and received by the Company during the years ended on those respective dates:

	February 2,	February 3,
	2008	2007

Fixed swaps (notional amount)	$100,000	$100,000
Range of receive rate	4.38%-5.36%	5.36%-5.50%
Range of pay rate	5.48%-5.49%	5.48%-5.49%

The two $50,000 interest rate swaps held at February 2, 2008 and February 3, 2007 were entered into on July 14, 2006 and expire on July 14, 2011. The net income or expense from the exchange of interest rate payments associated with these swaps is included in interest expense. The estimated fair value of the interest rate swap agreements, derived from discounted cash flow analyses, at February 2, 2008 and February 3, 2007, was an unrealized loss of $7,725 and $1,444, respectively, and approximates the amount the Company would pay if the agreements were terminated as of said dates. At February 2, 2008 and February 3, 2007, the Company reflected other long-term liabilities of $7,725 and $1,444, respectively, to recognize the fair value of its interest rate swaps.

Changes in the fair value of derivatives qualifying as cash flow hedges are reported in accumulated other comprehensive income (loss). Gains and losses are reclassified into earnings as the underlying hedged item affects earnings, such as when quarterly settlements are made on the hedged forecasted transaction.

At February 2, 2008, it is expected that approximately $1,317 of net-of-tax losses in accumulated other comprehensive income (loss) will be reclassified into earnings within the next twelve months. As of February 2, 2008, the maximum time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is 41 months.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

11.	INTEREST COSTS

Interest costs for the Company are as follows:

	2007	2006	2005

Interest costs incurred	$109,028	$107,538	$12,262
Interest income	(606)	(324)	(122)
Capitalized interest, net	(257)	(71)	(88)

Interest expense, net	$108,165	$107,143	$12,052

Interest paid	$105,353	$80,230	$11,853

12.	SALE OF THE PROPRIETARY CREDIT CARD PORTFOLIO

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

SG&A expense for 2005 includes a net loss of $596 associated with the sale of the proprietary credit card portfolio. Proceeds allocated to deferred program revenue, net of certain related costs, of $16,895 were recorded as deferred revenue and will be amortized over a seven-year term. Deferred revenue amortization income of $2,414, $2,460 and $1,346 was recognized within SG&A expense in 2007, 2006 and 2005, respectively. Deferred program revenue of $2,414 was reported within accrued expenses at February 2, 2008 and February 3, 2007. Deferred program revenue of $8,262 and $10,675 was reported within other long-term liabilities at February 2, 2008 and February 3, 2007, respectively.

In connection with the sale, the Company entered into two additional agreements with HSBC: an Interim Servicing Agreement (the “ISA”) and a Credit Card Program Agreement (the “CCPA”). Under the terms of the ISA, the Company continued to service the credit card receivables from July 8, 2005 through October 31, 2005. HSBC compensated the Company for providing these services during the interim servicing period. The CCPA sets forth the terms and conditions under which HSBC will issue credit cards to the Company’s customers. The Company will be paid a percentage of Net Credit Sales, as defined in the CCPA, for future credit card sales. Under the terms of the CCPA, the Company is required to perform certain duties, including receiving and remitting in-store customer payments on behalf of HSBC for which the Company will receive a fee. The CCPA has a term of seven years and is cancelable earlier by either party under certain circumstances. Under these agreements, the percentage of Net Credit Sales proceeds were recognized within other income in 2007, 2006 and

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

the fourth quarter of 2005 and within SG&A expense in the second and third quarters of 2005. Proceeds received under these agreements as reimbursement of expenses incurred to perform the certain duties and servicing of the credit card receivables were recognized within SG&A expense. Prior to the sale of credit to HSBC, all proceeds of the credit operations were reflected within SG&A expense.

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

During 2005, the Company recognized securitization income of $2,680. This income was reported as a component of SG&A expense.

The Company recognized servicing fees, which it reported as a component of SG&A expense, of $1,989 for 2005. Net credit losses on the total managed credit card receivables were $6,253 for 2005.

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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

At February 2, 2008, future minimum lease payments for the fixed, noncancelable terms of operating leases and the present value of net minimum lease payments under capital leases are as follows:

Year	Capital Leases	Operating Leases

2008	$7,375	$92,534
2009	7,500	90,815

2010	7,500	81,151
2011	7,500	69,938
2012	7,500	60,062
2013 and thereafter	81,875	235,231

Total net minimum rentals	$119,250	$629,731

Less: Amount representing interest	(49,794)

Present value of net minimum lease payments, of which $2,239 is due within one year	$69,456

Minimum rental commitments under operating leases are reflected without reduction for rental income due in future years under noncancelable subleases since income under these subleases is immaterial. Some of the store leases contain renewal options ranging from one to fifty-nine years. Included in the minimum lease payments under operating leases are leased vehicles, copiers, fax machines, computer equipment and a related-party commitment with an entity associated with the Company’s majority shareholder of $224 for years 2008 through 2010 and $112 for 2011.

Rental expense consisted of the following:

	2007	2006	2005

Operating leases:
Buildings:
Rental expense	$87,313	$80,532	$45,243
Contingent rentals	8,918	9,794	2,967
Fixtures and equipment	3,256	3,408	2,713

Totals	$99,487	$93,734	$50,923

Rental expense includes amounts paid to an entity related to the Company’s majority shareholder of $224 for each of 2007, 2006 and 2005.

Selling space has been licensed to certain other retailers (“leased departments”) in many of the Company’s facilities. Future minimum lease payments and rental expense disclosed above are reflected without a reduction for leased departments’ license income.

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

The Company and Saks reached a settlement with the plaintiff on October 1, 2007. On November 14, 2007, the Court entered a final judgment approving the settlement and dismissing the plaintiff’s claims in their entirety. The outcome of this matter had no material effect on the Company’s financial condition, results of operations or liquidity.

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

In the opinion of management, the ultimate outcome of any such litigation and claims, including the Adamson matter detailed above, will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

16.	COMPREHENSIVE INCOME (LOSS)

The accumulated balances for each classification of other comprehensive income (loss) are as follows:

			Accumulated
	Pension and		Other
	Postretirement	Cash Flow	Comprehensive
	Benefit Plans	Hedges	Income (Loss)

Balance at January 29, 2005	$—	$(427)	$(427)
Net current period change	—	422	422

Balance at January 28, 2006	—	(5)	(5)
Net current period change	(313)	(839)	(1,152)
Adjustment for the initial application of SFAS No. 158	2,346	—	2,346

Balance at February 3, 2007	2,033	(844)	1,189
Net current period change	3,266	(3,656)	(390)

Balance at February 2, 2008	$5,299	$(4,500)	$799

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The related tax effects allocated to each component of accumulated other comprehensive income (loss) are as follows:

	Before-Tax	Tax Benefit	Net-of-Tax
	Amount	(Expense)	Amount

2005:
Cash flow hedges:
Derivative gain	$92	$(36)	$56
Reclassification adjustments for losses realized in income	598	(232)	366

Other comprehensive income	690	(268)	422

2006:
Pension and postretirement benefit plans:
Prior service cost during the period	(18)	7	(11)
Actuarial net loss	(480)	178	(302)

	(498)	185	(313)
Cash flow hedges:
Derivative loss	(1,483)	621	(862)
Reclassification adjustments for losses realized in income	39	(16)	23

	(1,444)	605	(839)

Other comprehensive loss	(1,942)	790	(1,152)

2007:
Pension and postretirement benefit plans:
Reclassification adjustments for prior service cost	4	(1)	3
Reclassification adjustments for prior net actuarial loss	316	(118)	198
Actuarial net gain	4,910	(1,845)	3,065

	5,230	(1,964)	3,266
Cash flow hedges:
Derivative loss	(6,492)	2,713	(3,779)
Reclassification adjustments for losses realized in income	212	(89)	123

	(6,280)	2,624	(3,656)

Other comprehensive loss	$(1,050)	$660	$(390)

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

17.	SHARE-BASED COMPENSATION

The Company’s Amended and Restated 2000 Stock Incentive and Performance-Based Award Plan (“2000 Stock Plan”), as amended through June 20, 2006, provides for the granting of common stock options, restricted shares and restricted stock units to certain employees, officers, directors, consultants and advisors. A maximum of 2,600,000 shares may be granted under the 2000 Stock Plan, of which 883,034 shares remained available as of February 2, 2008. Vesting periods for the awards are at the discretion of the Company’s Board of Directors.

The Company’s Amended and Restated 1991 Stock Option and Restricted Stock Plan (“1991 Stock Plan”), as amended through June 17, 1997, provided for the granting of restricted shares, common stock options and performance-based common stock options as part of a long-term incentive plan for selected officers. A maximum of 1,900,000 shares were available under the 1991 Stock Plan; no shares remain available as of February 2, 2008.

Stock options granted during 2007, 2006 and 2005 were granted with an exercise price equal to the market value of the underlying stock on the grant date, vest over two to four years and have a contractual term of seven years.

Restricted shares granted during 2007, 2006 and 2005 vest over one to four years. Employees granted restricted shares are not required to pay for the shares; however, they must remain employed with the Company until the restrictions on the shares lapse. In addition, vesting of certain restricted shares awarded during 2007 is subject to the achievement of specified criteria based on Company performance.

Restricted stock units granted during 2007, 2006 and 2005 vest over one to two years. Employees and directors who are granted restricted stock units are not required to pay for the shares but must remain employed by the Company, or continue to serve as a member of its Board of Directors, until the restricted stock units vest. In addition, vesting of certain restricted stock units awarded during 2007 and 2006 is subject to the achievement of specified criteria based on Company performance.

The Company generally issues new stock to satisfy share-based award exercises.

Effective January 29, 2006, the Company adopted SFAS No. 123R, which revised SFAS No. 123. SFAS No. 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period that an employee is required to provide service in exchange for the award. Any awards of liability instruments to employees would be measured at fair value at each reporting date through settlement. Prior to adopting SFAS No. 123R, the Company followed the intrinsic value method of accounting for share-based employee compensation in accordance with APB No. 25 and related interpretations. The Company adopted SFAS No. 123R using the modified prospective application method, which requires that provisions of SFAS No. 123R are applied to all share-based awards granted, modified, repurchased or cancelled on January 29, 2006 and thereafter. For those grants made prior to January 29, 2006 that are nonvested and outstanding as of January 29, 2006, the Company started recognizing the remaining unrecognized compensation cost over the remaining service period as required by SFAS No. 123R. Accordingly, the results of prior periods have not been restated.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The following table illustrates the effect on net income and income per share for grants issued prior to January 29, 2006 had the Company applied the fair value recognition provisions of SFAS No. 123 to those grants in 2005:

2005

Net income, as reported	$26,014
Add: Share-based compensation expense included in net income, net of income tax of $895	1,412
Deduct: Total share-based compensation expense determined under fair-value-based method for all awards, net of income tax of $1,396	(2,174)

Pro forma net income	$25,252

Net income per share:
Basic As reported	$1.61
Pro forma	1.56
Diluted As reported	$1.57
Pro forma	1.53

The compensation cost that has been recorded within SG&A expense for the Company’s share-based award plans was $7,965, $5,779 and $2,307 for 2007, 2006 and 2005, respectively. The total income tax benefit recognized in the statements of income for share-based award compensation was $2,235, $1,900 and $895 for 2007, 2006 and 2005, respectively.

Cash received from exercise under all share-based payment arrangements was $604, $1,086 and $1,442 for 2007, 2006 and 2005, respectively. Actual tax benefits realized from exercised stock options and vested restricted shares totaled $1,077, $1,105 and $1,115 for 2007, 2006 and 2005, respectively.

Awards with graded vesting are recognized using graded amortization.

Based upon an examination of forfeiture rates for the various classes of stock options, restricted stock units and restricted shares, Company management does not believe that the total number of options or shares that are vested and expected to vest as of February 2, 2008 are materially different from the respective number of options or shares outstanding as of February 2, 2008.

Stock Options

The fair value of each option award was estimated on the grant date using the Black-Scholes option valuation model and the assumptions noted in the following table:

	2007	2006	2005

Weighted average grant date fair value	$22.83	$13.75	$8.99
Weighted average risk-free interest rate	4.4%	4.9%	4.1%
Weighted average expected volatility	50.5%	51.7%	48.8%
Weighted average expected dividend yield	0.5%	0.3%	0.5%
Weighted average expected term (years)	4.9	4.6	5.1

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The risk-free interest rates used in 2007, 2006 and 2005 were based on the zero-coupon U.S. Treasury bond, with a term equal to the expected term of the stock options. The volatility used in 2007, 2006 and 2005 represents the historical volatility of the Company’s common shares over a period that approximates the expected term of the stock options. The expected dividend yields used in 2007, 2006 and 2005 were estimated based on historical dividend yields.

The expected terms of options granted in 2007, 2006 and 2005 were estimated using the average of the vesting period and the contractual term, in accordance with the simplified method as provided within SEC Staff Accounting Bulletin No. 107, “Share-Based Payment.” The SEC issued Staff Accounting Bulletin No. 110, “Share-Based Payment,” on December 21, 2007, which provided for continued application of the simplified method in certain circumstances. The Company has continued to apply the simplified method, given a significant change in stock option contractual terms that precludes adequate historical exercise data providing a reasonable basis for estimating expected term.

The Company’s stock options include stock options granted under the 2000 Stock Plan and the 1991 Stock Plan.

A summary of the stock options under the Company’s stock option plans as of February 2, 2008 and changes during 2007 are presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Shares Under	Average per-Share	Contractual Term	Intrinsic
	Option	Exercise Price	(Years)	Value

Outstanding as of February 3, 2007	608,667	$19.66
Granted	156,654	48.54
Exercised	(64,169)	9.41
Forfeited	(594)	51.83

Outstanding as of February 2, 2008	700,558	27.03	5.68	$40

Exercisable as of February 2, 2008	309,840	$17.22	5.91	$40

The total intrinsic value of options exercised was $1,231, $2,987 and $2,701 during 2007, 2006 and 2005, respectively. As of February 2, 2008, there was $3,407 of total unrecognized compensation cost related to unvested stock options; that cost is expected to be recognized over a weighted average period of 1.09 years.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

Restricted Stock Units

Restricted stock units consist of units granted under the 2000 Stock Plan. The fair value of each restricted stock unit award is calculated using the stock price at the date of grant. A summary of the restricted stock units as of February 2, 2008 and changes during 2007 are presented below:

			Weighted Average Grant-
	Restricted Stock Units		Date Fair Value
	Performance and		Performance and
	Service Required	Service Required	Service Required	Service Required

Outstanding as of February 3, 2007	20,259	63,224	$21.90	$17.71
Granted	20,259	19,042	56.29	23.63
Forfeited	(20,259)	—	56.29	—

Outstanding as of February 2, 2008	20,259	82,266	21.90	19.08

As of February 2, 2008, all outstanding restricted stock units in the above table were vested, and there was no unrecognized compensation cost related to restricted stock units. Vested awards will be settled in shares after certain events and time periods occur, as defined within the terms of the restricted stock unit grant agreements.

The total fair value of restricted stock units vested during 2007, 2006 and 2005 was $145, $1,385 and $414, respectively.

The weighted-average grant date fair value of restricted stock units granted during 2007, 2006 and 2005 was $40.47 per unit, $23.27 per unit and $17.89 per unit, respectively.

The Company pays cash dividend equivalents on most outstanding restricted stock units.

Restricted Shares

The Company’s restricted shares consist of shares granted under the 2000 Stock Plan. The fair value of each restricted share award is calculated using the stock price at the date of grant. A summary of the restricted share awards as of February 2, 2008 and changes during 2007 are presented below:

			Weighted Average Grant-
	Restricted Shares		Date Fair Value
	Performance and		Performance and
	Service Required	Service Required	Service Required	Service Required

Nonvested as of February 3, 2007	—	610,416	—	$20.09
Granted	20,648	81,533	$32.69	40.42
Vested	—	(96,504)	—	17.94
Forfeited	(20,648)	(787)	32.69	15.07

Nonvested as of February 2, 2008	—	594,658	—	23.20

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

As of February 2, 2008, there was $5,772 of total unrecognized compensation cost related to restricted shares that is expected to be recognized over a weighted average period of 1.85 years.

The total fair value of shares vested during 2007 and 2005 was $1,628 and $907, respectively. No restricted shares vested during 2006.

The Company pays cash dividends on all outstanding restricted shares.

18.	INCOME TAXES

Components of the income tax provision were as follows:

	2007	2006	2005

Current:
Federal	$4,316	$31,915	$30,780
State	251	3,730	2,335

Total current	4,567	35,645	33,115

Deferred:
Federal	2,529	(8,838)	(24,235)
State	(1,151)	(7,166)	3,249

Total deferred	1,378	(16,004)	(20,986)

Income tax provision	$5,945	$19,641	$12,129

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

Components of gross deferred tax assets and liabilities were as follows:

	February 2,	February 3,
	2008	2007

Deferred tax assets:
Net operating losses	$49,780	$60,446
Alternative minimum tax credits	5,244	2,064
Property, fixtures and equipment	7,879	14,774
Accrued expenses	6,048	9,534
Inventories	14,420	15,122
Equity compensation	5,863	3,486
Rent amortization	14,368	9,123
Other	21,491	8,700

Gross deferred tax assets	125,093	123,249
Less: Valuation allowance	(14,260)	(25,419)

Total gross deferred tax assets	110,833	97,830

Deferred tax liabilities:
Pension obligations	(3,616)	(2,104)
Other	(2,324)	(1,282)

Total gross deferred tax liabilities	(5,940)	(3,386)

Net deferred tax assets	$104,893	$94,444

In assessing the realizability of the deferred tax assets, the Company considered whether it was more likely than not that the deferred tax assets will be realized. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income and limitations pursuant to Section 382 of the Internal Revenue Code (“Section 382”). As a result, a valuation allowance of $14,260 and $25,419 was recorded at February 2, 2008 and February 3, 2007, respectively. If actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to adjust its valuation allowance, which could materially impact its financial position and results of operations.

The $11,159 decrease in the valuation allowance from February 3, 2007 to February 2, 2008 was primarily due to reductions in certain state net operating losses which reached their expiration dates and certain reclassifications pursuant to adoption of FIN No. 48. Since these net operating losses had corresponding valuation allowances, valuation allowance reductions were recorded concurrently with the net operating loss reductions.

At February 2, 2008, the Company had federal and state net operating loss carry-forwards of $117,492 and $126,465, respectively, which are available to offset future federal and state taxable income, subject to certain limitations imposed by Section 382. These net operating losses will expire at various dates from 2008 through 2028.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The Company has alternative minimum tax credits of $5,244 and $2,064 as of February 2, 2008 and February 3, 2007, respectively. The Company acquired $2,064 of these credits in connection with the acquisition of Elder-Beerman; their use is subject to the limitations imposed by Section 382. These credits can be carried-forward indefinitely.

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	2007	2006	2005

Tax at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.6	0.8	4.1
Valuation allowance changes, net	3.0	(6.7)	(4.8)
Changes in state deferred tax rate	(4.5)	(0.6)	(1.4)
Other, net	(0.1)	1.0	(1.1)

Effective tax rate	34.0%	29.5%	31.8%

In 2007, 2006 and 2005, the Company made income tax payments (net of refunds) of $34,961, $16,610 and $10,125, respectively.

In June 2006, the FASB issued FIN No. 48, which prescribes a recognition and derecognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires the Company to recognize, in the financial statements, the impact of a tax position if that position is more likely than not of being sustained under audit, based on the technical merits of the position.

The Company adopted FIN No. 48 effective February 4, 2007. The initial adoption of FIN No. 48 did not result in adjustments to the Company’s pre-existing reserves for uncertain tax positions. A reconciliation of the 2007 beginning and ending unrecognized tax benefits is as follows:

Balance at February 4, 2007	$18,275
Increases related to prior year tax positions	252
Decreases related to prior year tax positions	(351)
Increases related to current year tax positions	643
Lapse of statute	(1,585)

Balance at February 2, 2008	$17,234

During the twelve months subsequent to February 2, 2008, it is reasonably possible that the gross unrecognized tax benefits will decrease by up to $9,400, of which $6,056 could affect the income tax provision. This potential decrease is due to expiration of certain statute of limitations and potential favorable resolution of audits, with respect to federal and state tax positions relating to basis differences from prior acquisitions and state issues relating to expense disallowances, respectively.

It is the Company’s policy to record interest on unrecognized tax benefits as income tax provision. The Company believes that penalties are not applicable on any of its uncertain tax positions. For 2007, the Company recorded $1,189 as income tax provision to reflect additional interest on unrecognized tax benefits. At February 2, 2008, the Company had a $3,238 accrual for interest on unrecognized tax benefits.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The Company’s federal tax returns for the years ended January 31, 2005 through the present are open to examination, as are the Company’s various state tax returns for the tax years ended January 31, 2004 through the present.

19.	QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended
	May 5,	August 4,	November 3,	February 2,
2007:	2007	2007	2007	2008

Net sales	$737,561	$708,620	$780,839	$1,138,892
Other income	22,646	22,117	24,646	32,338

	760,207	730,737	805,485	1,171,230

Costs and expenses:
Costs of merchandise sold	490,672	439,198	508,802	711,459
Selling, general and administrative	260,132	255,480	265,279	284,862
Depreciation and amortization	26,960	30,239	30,107	33,819
Amortization of lease-related interests	1,229	1,332	1,280	1,137

Income (loss) from operations	(18,786)	4,488	17	139,953
Interest expense, net	27,469	27,429	27,383	25,884

Income (loss) before income taxes	(46,255)	(22,941)	(27,366)	114,069
Income tax provision (benefit)	(16,956)	(7,966)	(8,004)	38,871

Net income (loss)	$(29,299)	$(14,975)	$(19,362)	$75,198

Per Share Amounts — Basic:
Net income (loss)	$(1.78)	$(0.91)	$(1.17)	$4.51

Basic weighted average shares outstanding	16,481,756	16,498,320	16,533,957	16,666,370
Per Share Amounts — Diluted:
Net income (loss)	$(1.78)	$(0.91)	$(1.17)	$4.43

Diluted weighted average shares outstanding	16,481,756	16,498,320	16,533,957	16,972,704

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The quarter ended February 2, 2008 includes asset impairment charges of $4,070 recorded within depreciation and amortization expense.

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
Per Share Amounts — Diluted:
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

The quarter ended February 3, 2007 represents a fourteen-week period and includes the results of the acquired Parisian stores beginning October 29, 2006.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The quarters ended April 29, 2006, July 29, 2006, October 28, 2006 and February 3, 2007 include integration costs of $4,405, $3,753, $3,729 and $3,682, respectively, recorded within SG&A expense.

The quarters ended October 28, 2006 and February 3, 2007 include asset impairment charges of $1,000 and $1,923, respectively, recorded within depreciation and amortization expense.

The quarter ended February 3, 2007 includes a state tax benefit of $4,100 recorded within income tax provision.

20.	GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

On March 6, 2006, The Bon-Ton Department Stores, Inc. (the “Issuer”), a wholly owned subsidiary of the Company, entered into an Indenture with The Bank of New York, as trustee, under which the Issuer issued $510,000 aggregate principal amount of its 10 1/4% Senior Notes due 2014 (see Note 9). The Notes are guaranteed on a senior unsecured basis by the Company and by each of the Company’s subsidiaries, other than the Issuer, that is an obligor under the Company’s Senior Secured Credit Facility. The guarantees are full and unconditional and joint and several.

The condensed consolidating financial information for the Company, the Issuer and the Company’s guarantor and non-guarantor subsidiaries as of February 2, 2008 and February 3, 2007 and for 2007, 2006 and 2005 as presented below has been prepared from the books and records maintained by the Company, the Issuer and the guarantor and non-guarantor subsidiaries. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the guarantor and non-guarantor subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from affiliates will exist at any time.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The Bon-Ton Stores, Inc.
Condensed Consolidating Balance Sheet
February 2, 2008

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$9,604	$11,633	$—	$—	$21,238
Merchandise inventories	—	375,162	379,640	—	—	754,802
Prepaid expenses and other current assets	—	68,727	9,027	578	—	78,332
Deferred income taxes	—	(4,030)	21,566	—	—	17,536

Total current assets	1	449,463	421,866	578	—	871,908

Property, fixtures and equipment at cost, net	—	304,128	265,250	316,077	—	885,455
Deferred income taxes	—	22,136	65,221	—	—	87,357
Goodwill	—	8,488	9,279	—	—	17,767
Intangible assets, net	—	69,772	96,100	—	—	165,872
Investment in and advances to (from) affiliates	365,267	706,372	(6,984)	318	(1,064,973)	—
Other long-term assets	—	28,518	7,948	2,806	—	39,272

Total assets	$365,268	$1,588,877	$858,680	$319,779	$(1,064,973)	$2,067,631

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$220,158	$—	$—	$—	$220,158
Accrued payroll and benefits	—	38,275	11,627	—	—	49,902
Accrued expenses	—	91,016	75,500	87	—	166,603
Current maturities of long-term debt and obligations under capital leases	—	260	1,979	5,656	—	7,895
Income taxes payable	—	(6,461)	7,360	—	—	899

Total current liabilities	—	343,248	96,466	5,743	—	445,457
Long-term debt and obligations under capital leases, less current maturities	—	829,648	59,413	257,997	—	1,147,058
Other long-term liabilities	2,207	66,660	42,082	1,106	—	112,055

Total liabilities	2,207	1,239,556	197,961	264,846	—	1,704,570

Shareholders’ equity	363,061	349,321	660,719	54,933	(1,064,973)	363,061

Total liabilities and shareholders’ equity	$365,268	$1,588,877	$858,680	$319,779	$(1,064,973)	$2,067,631

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The Bon-Ton Stores, Inc.
Condensed Consolidating Balance Sheet
February 3, 2007

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$7,384	$17,348	$—	$—	$24,733
Merchandise inventories	—	264,832	522,655	—	—	787,487
Prepaid expenses and other current assets	—	37,746	46,334	651	—	84,731
Deferred income taxes	—	2,038	15,820	—	—	17,858

Total current assets	1	312,000	602,157	651	—	914,809

Property, fixtures and equipment at cost, net	—	168,419	397,655	331,812	—	897,886
Deferred income taxes	—	13,526	63,060	—	—	76,586
Goodwill	—	2,965	24,412	—	—	27,377
Intangible assets, net	—	2,599	174,101	—	—	176,700
Investment in and advances to affiliates	348,426	984,789	27,795	345	(1,361,355)	—
Other long-term assets	—	26,875	11,324	3,242	—	41,441

Total assets	$348,427	$1,511,173	$1,300,504	$336,050	$(1,361,355)	$2,134,799

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$209,742	$—	$—	$—	$209,742
Accrued payroll and benefits	—	14,112	54,322	—	—	68,434
Accrued expenses	—	68,486	110,023	133	—	178,642
Current maturities of long-term debt and obligations under capital leases	—	—	1,936	5,555	—	7,491
Income taxes payable	2,031	(6,520)	52,575	—	—	48,086

Total current liabilities	2,031	285,820	218,856	5,688	—	512,395
Long-term debt and obligations under capital leases, less current maturities	—	853,300	69,456	266,869	—	1,189,625
Other long-term liabilities	—	31,436	53,918	1,029	—	86,383

Total liabilities	2,031	1,170,556	342,230	273,586	—	1,788,403

Shareholders’ equity	346,396	340,617	958,274	62,464	(1,361,355)	346,396

Total liabilities and shareholders’ equity	$348,427	$1,511,173	$1,300,504	$336,050	$(1,361,355)	$2,134,799

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
2007

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$662,913	$2,702,999	$—	$—	$3,365,912
Other income	—	20,821	80,926	—	—	101,747

	—	683,734	2,783,925	—	—	3,467,659
Costs and expenses:
Costs of merchandise sold	—	424,667	1,725,464	—	—	2,150,131
Selling, general and administrative	—	235,484	868,444	(597)	(37,578)	1,065,753
Depreciation and amortization	—	21,324	87,937	11,864	—	121,125
Amortization of lease-related interests	—	384	4,594	—	—	4,978

Income (loss) from operations	—	1,875	97,486	(11,267)	37,578	125,672
Other income (expense):
Intercompany rental and royalty income	—	—	9,142	28,436	(37,578)	—
Equity in earnings (losses) of subsidiaries	17,507	93,647	—	—	(111,154)	—
Interest expense, net	—	(78,015)	(11,572)	(18,578)	—	(108,165)

Income (loss) before income taxes	17,507	17,507	95,056	(1,409)	(111,154)	17,507
Income tax provision (benefit)	5,945	5,945	15,769	—	(21,714)	5,945

Net income (loss)	$11,562	$11,562	$79,287	$(1,409)	$(89,440)	$11,562

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
2006

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$669,927	$2,692,352	$—	$—	$3,362,279
Other income	—	21,418	72,113	—	—	93,531

	—	691,345	2,764,465	—	—	3,455,810
Costs and expenses:
Costs of merchandise sold	—	442,499	1,676,263	—	—	2,118,762
Selling, general and administrative	2	227,967	865,837	93	(37,427)	1,056,472
Depreciation and amortization	—	27,519	64,842	10,828	—	103,189
Amortization of lease-related interests	—	470	3,250	—	—	3,720

(Loss) income from operations	(2)	(7,110)	154,273	(10,921)	37,427	173,667
Other income (expense):
Intercompany interest income	1,700	—	—	—	(1,700)	—
Intercompany rental and royalty income	—	—	10,606	26,821	(37,427)	—
Equity in earnings (losses) of subsidiaries	64,826	152,026	—	—	(216,852)	—
Interest expense, net	—	(80,090)	(11,949)	(16,804)	1,700	(107,143)

Income (loss) before income taxes	66,524	64,826	152,930	(904)	(216,852)	66,524
Income tax provision (benefit)	19,641	18,936	28,086	—	(47,022)	19,641

Net income (loss)	$46,883	$45,890	$124,844	$(904)	$(169,830)	$46,883

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
2005

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$670,003	$617,167	$—	$—	$1,287,170
Other income	—	11,337	9,088	—	—	20,425

	—	681,340	626,255	—	—	1,307,595
Costs and expenses:
Costs of merchandise sold	—	427,645	394,526	—	—	822,171
Selling, general and administrative	7	216,725	205,072	(208)	(14,451)	407,145
Depreciation and amortization	—	21,034	5,021	1,190	—	27,245
Amortization of lease-related interests	—	622	217	—	—	839

(Loss) income from operations	(7)	15,314	21,419	(982)	14,451	50,195
Other income (expense):
Intercompany interest income	10,197	—	—	—	(10,197)	—
Intercompany rental and royalty income	—	—	11,804	2,647	(14,451)	—
Equity in earnings (losses) of subsidiaries	27,953	28,266	—	—	(56,219)	—
Interest expense, net	—	(15,627)	(4,732)	(1,890)	10,197	(12,052)

Income (loss) before income taxes	38,143	27,953	28,491	(225)	(56,219)	38,143
Income tax provision (benefit)	12,129	7,234	11,510	—	(18,744)	12,129

Net income (loss)	$26,014	$20,719	$16,981	$(225)	$(37,475)	$26,014

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Cash Flows
2007

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:	$2,834	$88,088	$50,846	$12,168	$(18,372)	$135,564

Cash flows from investing activities:
Capital expenditures	—	(64,416)	(45,243)	—	—	(109,659)
Acquisitions, net of cash acquired	—	(62)	—	—	—	(62)
Proceeds from sale of property, fixtures and equipment	—	259	53	2,495	—	2,807

Net cash (used in) provided by investing activities	—	(64,219)	(45,190)	2,495	—	(106,914)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(882,987)	(1,714)	(8,772)	—	(893,473)
Proceeds from issuance of long-term debt	—	851,309	—	—	—	851,309
Intercompany financing activity	—	(2,834)	(9,657)	(5,881)	18,372	—
Cash dividends paid	(3,438)	—	—	—	—	(3,438)
Proceeds from stock options exercised	604	—	—	—	—	604
Excess tax benefit from stock-based compensation	—	366	—	—	—	366
Deferred financing costs paid	—	(297)	—	(10)	—	(307)
Increase in bank overdraft balances	—	12,794	—	—	—	12,794

Net cash (used in) provided by financing activities	(2,834)	(21,649)	(11,371)	(14,663)	18,372	(32,145)

Net increase (decrease) in cash and cash equivalents	—	2,220	(5,715)	—	—	(3,495)

Cash and cash equivalents at beginning of period	1	7,384	17,348	—	—	24,733

Cash and cash equivalents at end of period	$1	$9,604	$11,633	$—	$—	$21,238

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Cash Flows
2006

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:	$607	$311,212	$63,331	$9,758	$(273,013)	$111,895

Cash flows from investing activities:
Capital expenditures	—	(57,784)	(37,425)	—	—	(95,209)
Acquisitions, net of cash acquired	—	(1,073,295)	—	—	—	(1,073,295)
Proceeds from sale of property, fixtures and equipment	—	1,750	766	—	—	2,516

Net cash used in investing activities	—	(1,129,329)	(36,659)	—	—	(1,165,988)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(961,605)	(1,705)	(4,478)	—	(967,788)
Proceeds from issuance of long-term debt	—	1,788,355	—	260,000	—	2,048,355
Intercompany financing activity	—	(616)	(9,925)	(262,472)	273,013	—
Cash dividends paid	(1,702)	—	—	—	—	(1,702)
Proceeds from stock options exercised	1,086	—	—	—	—	1,086
Excess tax benefit from stock-based compensation	—	1,062	—	—	—	1,062
Deferred financing costs paid	—	(25,031)	—	(2,808)	—	(27,839)
Increase in bank overdraft balances	—	15,881	—	—	—	15,881

Net cash (used in) provided by financing activities	(616)	818,046	(11,630)	(9,758)	273,013	1,069,055

Net (decrease) increase in cash and cash equivalents	(9)	(71)	15,042	—	—	14,962

Cash and cash equivalents at beginning of period	10	7,455	2,306	—	—	9,771

Cash and cash equivalents at end of period	$1	$7,384	$17,348	$—	$—	$24,733

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Cash Flows
2005

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:	$234	$140,764	$32,495	$665	$(21,354)	$152,804

Cash flows from investing activities:
Capital expenditures	—	(14,012)	(14,147)	—	—	(28,159)
Acquisition, net of cash acquired	—	(2,054)	—	—	—	(2,054)
Proceeds from sale of property, fixtures and equipment	—	249	2,056	209	—	2,514

Net cash (used in) provided by investing activities	—	(15,817)	(12,091)	209	—	(27,699)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(447,694)	(745)	(874)	—	(449,313)
Proceeds from issuance of long-term debt	—	312,700	—	—	—	312,700
Intercompany financing activity	—	(226)	(21,128)	—	21,354	—
Cash dividends paid	(1,668)	—	—	—	—	(1,668)
Proceeds from stock options exercised	1,442	—	—	—	—	1,442
Deferred financing costs paid	—	(336)	—	—	—	(336)
Increase (decrease) in bank overdraft balances	—	3,190	(4,257)	—	—	(1,067)

Net cash used in financing activities	(226)	(132,366)	(26,130)	(874)	21,354	(138,242)

Net increase (decrease) in cash and cash equivalents	8	(7,419)	(5,726)	—	—	(13,137)

Cash and cash equivalents at beginning of period	2	14,874	8,032	—	—	22,908

Cash and cash equivalents at end of period	$10	$7,455	$2,306	$—	$—	$9,771

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

21.	SUBSEQUENT EVENTS

On March 18, 2008, the Company declared a quarterly cash dividend of $0.05 per share on Class A common stock and common stock, payable May 1, 2008 to shareholders of record as of April 15, 2008.

On March 28, 2008, the Company announced the consolidation of the merchandise processing functions at its Green Bay, Wisconsin distribution center into its three other distribution centers effective May 2008. The costs associated with the consolidation of the distribution operations will not have a material effect on the Company’s consolidated financial statements.

Schedule II: VALUATION AND QUALIFYING ACCOUNTS
THE BON-TON STORES, INC. AND SUBSIDIARIES

	Balance at	Charged to						Balance at
	Beginning	Costs &						End of
Classification	of Period	Expenses		Deductions		Other		Period

Year ended January 28, 2006:
Allowances for doubtful accounts and sales returns	$6,172,000	$6,225,000	(1)	$(6,258,000	)(2)	$(6,139,000	)(3)	$—
Accrual for sales returns	$1,198,000	$—		$(290,000)		$3,172,000	(3)	$4,080,000
Year ended February 3, 2007:
Accrual for sales returns	$4,080,000	$—		$(2,605,000)		$10,044,000	(4)	$11,519,000
Year ended February 2, 2008:
Accrual for sales returns	$11,519,000	$6,460,000		$—		$—		$17,979,000

NOTES:

(1) Provision for merchandise returns and loss on credit sales.

(2) Uncollectible accounts written off, net of recoveries.

(3) Adjustment related to the proprietary credit card portfolio sale to HSBC Bank Nevada, N.A.

(4) Adjustment represents acquisition purchase accounting.

EXHIBIT INDEX

Exhibit		Description

10	.18(b)	Renewal of Consulting Arrangement with Michael L. Gleim
10	.24(b)	Amendment No. 1 to Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp., Carson Pirie Scott, Inc. (f/k/a Parisian, Inc.), Herberger’s Department Stores, LLC and the other credit parties and lenders parties thereto
21		Subsidiaries of the Registrant
23		Consent of KPMG LLP
31.1		Certification of Byron L. Bergren
31.2		Certification of Keith E. Plowman
32		Certification Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934