Form 10-Q
period 2008-05-03
BON TON STORES INC
filed 2008-06-11
CIK 878079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter ended May 3, 2008	Commission File Number 0-19517
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 30, 2008, there were 14,737,106 shares of Common Stock, $.01 par value, and 2,951,490 shares of Class A Common Stock, $.01 par value, outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE BON-TON STORES, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)	May 3,	February 2,
(Unaudited)	2008	2008
Assets
Current assets:
Cash and cash equivalents	$18,759	$21,238
Merchandise inventories	774,294	754,802
Prepaid expenses and other current assets	86,650	78,332
Deferred income taxes	17,536	17,536

Total current assets	897,239	871,908

Property, fixtures and equipment at cost, net of accumulated depreciation and amortization of $446,120 and $418,279 at May 3, 2008 and February 2, 2008, respectively	880,400	885,455
Deferred income taxes	88,105	87,357
Goodwill	17,767	17,767
Intangible assets, net of accumulated amortization of $23,951 and $21,917 at May 3, 2008 and February 2, 2008, respectively	163,464	165,872
Other long-term assets	36,977	39,272

Total assets	$2,083,952	$2,067,631

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$230,914	$220,158
Accrued payroll and benefits	39,661	49,902
Accrued expenses	154,177	166,603
Current maturities of long-term debt	5,797	5,656
Current maturities of obligations under capital leases	2,357	2,239
Income taxes payable	—	899

Total current liabilities	432,906	445,457

Long-term debt, less current maturities	1,142,813	1,079,841
Obligations under capital leases, less current maturities	66,599	67,217
Other long-term liabilities	110,955	112,055

Total liabilities	1,753,273	1,704,570

Contingencies (Note 7)

Shareholders’ equity:
Preferred Stock — authorized 5,000,000 shares at $0.01 par value; no shares issued	—	—
Common Stock — authorized 40,000,000 shares at $0.01 par value; issued shares of 15,074,906 and 14,614,111 at May 3, 2008 and February 2, 2008, respectively	151	146
Class A Common Stock — authorized 20,000,000 shares at $0.01 par value; issued and outstanding shares of 2,951,490 at May 3, 2008 and February 2, 2008	30	30
Treasury stock, at cost - 337,800 shares at May 3, 2008 and February 2, 2008	(1,387)	(1,387)
Additional paid-in-capital	141,331	139,805
Accumulated other comprehensive income	1,815	799
Retained earnings	188,739	223,668

Total shareholders’ equity	330,679	363,061

Total liabilities and shareholders’ equity	$2,083,952	$2,067,631

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	THIRTEEN
	WEEKS ENDED
(In thousands except share and per share data)	May 3,	May 5,
(Unaudited)	2008	2007

Net sales	$700,248	$737,561
Other income	22,775	22,861

	723,023	760,422

Costs and expenses:
Costs of merchandise sold	462,500	490,672
Selling, general and administrative	255,774	260,347
Depreciation and amortization	29,018	26,960
Amortization of lease-related interests	1,208	1,229

Loss from operations	(25,477)	(18,786)
Interest expense, net	24,362	27,469

Loss before income taxes	(49,839)	(46,255)
Income tax benefit	(15,776)	(16,956)

Net loss	$(34,063)	$(29,299)

Per share amounts —
Basic:
Net loss	$(2.03)	$(1.78)

Basic weighted average shares outstanding	16,777,587	16,481,756

Diluted:
Net loss	$(2.03)	$(1.78)

Diluted weighted average shares outstanding	16,777,587	16,481,756
The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	THIRTEEN
	WEEKS ENDED
(In thousands)	May 3,	May 5,
(Unaudited)	2008	2007
Cash flows from operating activities:
Net loss	$(34,063)	$(29,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,018	26,960
Amortization of lease-related interests	1,208	1,229
Share-based compensation expense	1,627	1,702
Excess tax shortfall (benefit) from share-based compensation	96	(175)
Loss (gain) on sale of property, fixtures and equipment	138	(534)
Amortization of deferred financing costs	1,033	977
Amortization of deferred gain on sale of proprietary credit card portfolio	(603)	(603)
Deferred income taxes	(1,467)	—
Changes in operating assets and liabilities:
Increase in merchandise inventories	(19,492)	(37,084)
Increase in prepaid expenses and other current assets	(8,414)	(8,946)
Decrease in other long-term assets	1,524	583
Increase in accounts payable	15,745	20,262
Decrease in accrued payroll and benefits and accrued expenses	(19,168)	(48,106)
Decrease in income taxes payable	(899)	(33,838)
Increase (decrease) in other long-term liabilities	1,747	(266)

Net cash used in operating activities	(31,970)	(107,138)

Cash flows from investing activities:
Capital expenditures	(25,538)	(16,200)
Acquisition, net of cash acquired	—	(51)
Proceeds from sale of property, fixtures and equipment	39	2,551

Net cash used in investing activities	(25,499)	(13,700)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(151,692)	(179,789)
Proceeds from issuance of long-term debt	214,305	305,897
Cash dividends paid	(866)	(857)
Proceeds from stock options exercised	—	352
Excess tax (shortfall) benefit from share-based compensation	(96)	175
Deferred financing costs paid	(261)	(253)
Decrease in bank overdraft balances	(6,400)	(5,029)

Net cash provided by financing activities	54,990	120,496

Net decrease in cash and cash equivalents	(2,479)	(342)

Cash and cash equivalents at beginning of period	21,238	24,733

Cash and cash equivalents at end of period	$18,759	$24,391

Supplemental Cash Flow Information:
Interest paid	$36,754	$39,134
Net income taxes paid	$4,760	$39,625
The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					Accumulated
		Class A		Additional	Other
(In thousands except per share data)	Common	Common	Treasury	Paid-in	Comprehensive	Retained
(Unaudited)	Stock	Stock	Stock	Capital	Income	Earnings	Total

BALANCE AT FEBRUARY 2, 2008	$146	$30	$(1,387)	$139,805	$799	$223,668	$363,061

Comprehensive loss (Note 8):
Net loss	—	—	—	—	—	(34,063)	(34,063)
Pension plans, net of $48 tax effect					80		80
Change in fair value of cash flow hedges, net of $671 tax effect	—	—	—	—	936	—	936

Total comprehensive loss							(33,047)

Dividends to shareholders, $0.05 per share	—	—	—	—	—	(866)	(866)
Share-based compensation expense	5	—	—	1,622	—	—	1,627
Excess tax shortfall from share-based compensation	—	—	—	(96)	—	—	(96)

BALANCE AT MAY 3, 2008	$151	$30	$(1,387)	$141,331	$1,815	$188,739	$330,679

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
1. BASIS OF PRESENTATION
The Bon-Ton Stores, Inc., a Pennsylvania corporation, was incorporated on January 31, 1996 as the successor of a company incorporated on January 31, 1929. The Bon-Ton Stores, Inc. operates, through its subsidiaries, 280 department stores, including eleven furniture galleries, in 23 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson Pirie Scott, Elder-Beerman, Herberger’s and Younkers nameplates and, under the Parisian nameplate, stores in the Detroit, Michigan area. The Bon-Ton Stores, Inc. conducts its operations through one business segment.
The accompanying unaudited consolidated financial statements include the accounts of The Bon-Ton Stores, Inc. and its wholly owned subsidiaries (collectively, the “Company”). All intercompany transactions and balances have been eliminated in consolidation.
The unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation of interim periods have been included. The Company’s business is seasonal in nature and results of operations for the interim periods presented are not necessarily indicative of results for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.
All references to the “first quarter of 2008” and the “first quarter of 2007” are to the thirteen weeks ended May 3, 2008 and May 5, 2007, respectively. All references to “2008” are to the fifty-two weeks ending January 31, 2009.
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
Certain prior year balances presented in the consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation. These reclassifications did not impact the Company’s net income for the periods presented.
Future Accounting Changes
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires companies to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in hedged positions. The statement also requires companies to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and how the hedges affect the entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for years beginning after November 15, 2008. The Company is in the process of evaluating what effect, if any, adoption of SFAS No. 161 may have on its consolidated financial statements.

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

	THIRTEEN
	WEEKS ENDED
	May 3,	May 5,
	2008	2007

Basic calculation	16,777,587	16,481,756
Effect of dilutive shares —
Restricted shares and restricted stock units	—	—
Stock options	—	—

Diluted calculation	16,777,587	16,481,756

The following securities were antidilutive and, therefore, were excluded from the computation of diluted EPS for the periods indicated:

	THIRTEEN
	WEEKS ENDED
	May 3,	May 5,
	2008	2007

Antidilutive shares —

Restricted shares and restricted stock units	583,444	701,893

Stock options	927,239	637,626
Certain of the securities noted above were excluded from the computation of dilutive shares solely due to the Company’s net loss position in the thirteen weeks ended May 3, 2008 and May 5, 2007. The following table shows the approximate effect of dilutive securities had the Company reported a profit for these periods:

	THIRTEEN
	WEEKS ENDED
	May 3,	May 5,
	2008	2007

Effect of dilutive securities —

Restricted shares and restricted stock units	198,411	402,042
Stock options	4,729	238,303

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
3. FAIR VALUE MEASUREMENTS
SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. Effective February 3, 2008, the Company adopted the provisions of SFAS No. 157 for financial assets and liabilities that are measured at fair value on a recurring basis. The adoption of SFAS No. 157 for financial assets and liabilities that are measured at fair value on a recurring basis did not have a material impact on the Company’s consolidated financial statements.
Pursuant to the option for a one-year deferral of SFAS No. 157’s fair-value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis, the Company elected to defer application of SFAS No. 157 to, among others, goodwill, fixed asset and intangible asset impairment testing and liabilities for exit or disposal activities initially measured at fair value. The Company is evaluating what effect, if any, the full adoption of SFAS No. 157 may have on its consolidated financial statements.
SFAS No. 157 establishes fair value hierarchy levels which prioritize the inputs used in valuations that determine fair value. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are primarily quoted prices for similar assets or liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs based on the Company’s own assumptions.
As of May 3, 2008, the Company held two interest rate swap contracts that are required to be measured at fair value on a recurring basis. The fair values of the interest rate swap contracts are derived from discounted cash flow analysis utilizing an interest rate yield curve which is readily available to the public or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized the interest rate swap contracts as a Level 2 fair value measurement.
The following table provides the Company’s assets and liabilities which are carried at fair value and measured on a recurring basis as of May 3, 2008:

Fair Value Measurements at May 3, 2008 Using:
Significant
		Quoted Prices	Other	Significant
	Total Carrying	in Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
Description	May 3, 2008	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liabilities	$6,117	$—	$6,117	$—

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
In addition, effective February 3, 2008, the Company adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that select different measurement attributes for similar types of assets and liabilities.
In accordance with SFAS No. 159 implementation options, the Company chose not to elect the fair value option for its financial assets and liabilities that had not been previously measured at fair value. Therefore, material financial assets and liabilities, such as the Company’s short and long-term debt obligations, are reported at their carrying amounts.
4. SUPPLEMENTAL BALANCE SHEET INFORMATION
Prepaid expenses and other current assets were comprised of the following:

	May 3,	February 2,
	2008	2008
Prepaid expenses	$36,842	$35,384
Other current assets	49,808	42,948

Total	$86,650	$78,332

5. EXIT OR DISPOSAL ACTIVITIES
The following table summarizes exit or disposal activities during the first quarter of 2008 related to the closing of the Company’s Morgantown East store in Morgantown, West Virginia:

	Termination	Other
	Benefits	Costs	Total
Balance as of February 2, 2008	$20	$—	$20
Provision	(2)	24	22
Payments	(18)	(24)	(42)

Balance as of May 3, 2008	$—	$—	$—

The above provision was included within selling, general and administrative expense.
In connection with the acquisition of The Elder-Beerman Stores Corp. in October 2003, the Company incurred expenses related to the termination of a lease. The Company made payments of $21 in the first quarter of 2008 related to this lease termination. The liability for this lease termination was $874 as of May 3, 2008 and will be paid over the remaining contract period ending in 2030.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
6. EMPLOYEE BENEFIT PLANS
The Company provides eligible employees with retirement benefits under a 401(k) salary reduction and retirement contribution plan (the “Plan”). The Company made an annual contribution of $9,201 to the Plan during the first quarter of 2008. The Company recorded Plan expense of $2,300 and $2,808 in the first quarter of 2008 and 2007, respectively.
In addition, the Company provides benefits to certain current and former associates who are eligible under a defined benefit pension plan and various supplemental pension plans (collectively, the “Pension Plans”). Net periodic benefit expense (income) for the Pension Plans includes the following components:

	THIRTEEN
	WEEKS ENDED
	May 3,	May 5,
	2008	2007
Service cost	$39	$32
Interest cost	2,935	3,042
Expected return on plan assets	(3,076)	(3,668)
Recognition of prior service cost	1	1
Recognition of net actuarial loss	126	79

Net periodic benefit expense (income)	$25	$(514)

During the first quarter of 2008, contributions of $187 were made to the Pension Plans. The Company anticipates contributing an additional $1,209 to fund the Pension Plans in 2008 for an annual total of $1,396.
The Company also provides medical and life insurance benefits to certain former associates under a postretirement benefit plan (“Postretirement Benefit Plan”). Net periodic benefit interest expense of $95 and $103 was recorded in the first quarter of 2008 and 2007, respectively. During the first quarter of 2008, payments under the plan exceeded participant premiums received by $72. The Company anticipates contributing an additional $859 to fund the Postretirement Benefit Plan in 2008 for a net annual total of $931.
7. CONTINGENCIES
On December 8, 2005, Adamson Apparel, Inc. filed a purported class action lawsuit against Saks Incorporated (“Saks”) in the United States District Court for the Northern District of Alabama. In its complaint the plaintiff asserts breach of contract claims and alleges that Saks improperly assessed chargebacks, timely payment discounts and deductions for merchandise returns against members of the plaintiff class. The lawsuit seeks compensatory and incidental damages and restitution. Under the terms of the purchase agreement relating to the acquisition of the Northern Department Store Group from Saks in March 2006, the Company may have an obligation to indemnify Saks for any damages incurred by Saks under this lawsuit by Adamson Apparel, Inc. solely to the extent that such damages relate to the business the Company acquired from Saks.
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
8. COMPREHENSIVE LOSS
Comprehensive loss was determined as follows:

	THIRTEEN
	WEEKS ENDED
	May 3,	May 5,
	2008	2007

Net loss	$(34,063)	$(29,299)
Other comprehensive income (loss):
Amortization of pension plan amounts, net of tax	80	51
Cash flow hedge derivative income (loss), net of tax	936	(442)

Comprehensive loss	$(33,047)	$(29,690)

9. SUBSEQUENT EVENT
On May 20, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share on Class A Common Stock and Common Stock, payable August 1, 2008 to shareholders of record as of July 15, 2008.
10. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
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
The condensed consolidating financial information for the Company, the Issuer and the Company’s guarantor and non-guarantor subsidiaries as of May 3, 2008 and February 2, 2008 and for the first quarter of 2008 and 2007 as presented below has been prepared from the books and records maintained by the Company, the Issuer and the guarantor and non-guarantor subsidiaries. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the guarantor and non-guarantor subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from affiliates will exist at any time.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Balance Sheet
May 3, 2008

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$8,793	$9,965	$—	$—	$18,759
Merchandise inventories	—	367,528	406,766	—	—	774,294
Prepaid expenses and other current assets	—	70,890	15,181	579	—	86,650
Deferred income taxes	—	(4,030)	21,566	—	—	17,536

Total current assets	1	443,181	453,478	579	—	897,239

Property, fixtures and equipment at cost, net	—	304,405	262,855	313,140	—	880,400
Deferred income taxes	—	22,848	65,257	—	—	88,105
Goodwill	—	8,488	9,279	—	—	17,767
Intangible assets, net	—	68,330	95,134	—	—	163,464
Investment in and advances to (from) affiliates	332,885	730,563	(43,730)	317	(1,020,035)	—
Other long-term assets	—	27,995	6,248	2,734	—	36,977

Total assets	$332,886	$1,605,810	$848,521	$316,770	$(1,020,035)	$2,083,952

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$230,914	$—	$—	$—	$230,914
Accrued payroll and benefits	—	27,214	12,447	—	—	39,661
Accrued expenses	—	80,538	73,509	130	—	154,177
Current maturities of long-term debt and obligations under capital leases	—	274	2,083	5,797	—	8,154

Total current liabilities	—	338,940	88,039	5,927	—	432,906

Long-term debt and obligations under capital leases, less current maturities	—	886,400	66,599	256,413	—	1,209,412
Other long-term liabilities	2,207	65,158	42,463	1,127	—	110,955

Total liabilities	2,207	1,290,498	197,101	263,467	—	1,753,273

Shareholders’ equity	330,679	315,312	651,420	53,303	(1,020,035)	330,679

Total liabilities and shareholders’ equity	$332,886	$1,605,810	$848,521	$316,770	$(1,020,035)	$2,083,952

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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
Thirteen Weeks Ended May 3, 2008

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$297,896	$402,352	$—	$—	$700,248
Other income	—	10,014	12,761	—	—	22,775

	—	307,910	415,113	—	—	723,023

Costs and expenses:
Costs of merchandise sold	—	196,370	266,130	—	—	462,500
Selling, general and administrative	—	118,491	146,124	21	(8,862)	255,774
Depreciation and amortization	—	13,137	12,944	2,937	—	29,018
Amortization of lease-related interests	—	755	453	—	—	1,208

Loss from operations	—	(20,843)	(10,538)	(2,958)	8,862	(25,477)

Other income (expense):
Intercompany rental and royalty income	—	—	1,747	7,115	(8,862)	—
Equity in losses of subsidiaries	(49,839)	(10,853)	—	—	60,692	—
Interest expense, net	—	(18,143)	(1,898)	(4,321)	—	(24,362)

Loss before income taxes	(49,839)	(49,839)	(10,689)	(164)	60,692	(49,839)
Income tax benefit	(15,776)	(15,776)	(4,655)	—	20,431	(15,776)

Net loss	$(34,063)	$(34,063)	$(6,034)	$(164)	$40,261	$(34,063)

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
Thirteen Weeks Ended May 5, 2007

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$140,551	$597,010	$—	$—	$737,561
Other income	—	4,512	18,349	—	—	22,861

	—	145,063	615,359	—	—	760,422

Costs and expenses:
Costs of merchandise sold	—	95,673	394,999	—	—	490,672
Selling, general and administrative	—	50,596	219,606	(654)	(9,201)	260,347
Depreciation and amortization	—	5,659	18,320	2,981	—	26,960
Amortization of lease-related interests	—	58	1,171	—	—	1,229

Loss from operations	—	(6,923)	(18,737)	(2,327)	9,201	(18,786)

Other income (expense):
Intercompany rental and royalty income	—	—	1,966	7,235	(9,201)	—
Equity in losses of subsidiaries	(46,255)	(20,625)	—	—	66,880	—
Interest expense, net	—	(18,707)	(3,279)	(5,483)	—	(27,469)

Loss before income taxes	(46,255)	(46,255)	(20,050)	(575)	66,880	(46,255)
Income tax benefit	(16,956)	(16,956)	(7,459)	—	24,415	(16,956)

Net loss	$(29,299)	$(29,299)	$(12,591)	$(575)	$42,465	$(29,299)

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Cash Flows
Thirteen Weeks Ended May 3, 2008

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$866	$(39,302)	$9,149	$2,914	$(5,597)	$(31,970)

Cash flows from investing activities:
Capital expenditures	—	(18,390)	(7,148)	—	—	(25,538)
Proceeds from sale of property, fixtures and equipment	—	—	39	—	—	39

Net cash used in investing activities	—	(18,390)	(7,109)	—	—	(25,499)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(149,806)	(443)	(1,443)	—	(151,692)
Proceeds from issuance of long-term debt	—	214,305	—	—	—	214,305
Intercompany financing activity	—	(866)	(3,265)	(1,466)	5,597	—
Cash dividends paid	(866)	—	—	—	—	(866)
Excess tax shortfall from share-based compensation	—	(96)	—	—	—	(96)
Deferred financing costs paid	—	(256)	—	(5)	—	(261)
Decrease in bank overdraft balances	—	(6,400)	—	—	—	(6,400)

Net cash (used in) provided by financing activities	(866)	56,881	(3,708)	(2,914)	5,597	54,990

Net decrease in cash and cash equivalents	—	(811)	(1,668)	—	—	(2,479)

Cash and cash equivalents at beginning of period	1	9,604	11,633	—	—	21,238

Cash and cash equivalents at end of period	$1	$8,793	$9,965	$—	$—	$18,759

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Cash Flows
Thirteen Weeks Ended May 5, 2007

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$505	$(111,958)	$6,147	$3,824	$(5,656)	$(107,138)

Cash flows from investing activities:
Capital expenditures	—	(14,561)	(1,639)	—	—	(16,200)
Acquisition, net of cash acquired	—	(51)	—	—	—	(51)
Proceeds from sale of property, fixtures and equipment	—	15	41	2,495	—	2,551

Net cash (used in) provided by investing activities	—	(14,597)	(1,598)	2,495	—	(13,700)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(174,455)	(489)	(4,845)	—	(179,789)
Proceeds from issuance of long-term debt	—	305,897	—	—	—	305,897
Intercompany financing activity	—	(505)	(3,680)	(1,471)	5,656	—
Cash dividends paid	(857)	—	—	—	—	(857)
Proceeds from stock options exercised	352	—	—	—	—	352
Excess tax benefit from share-based compensation	—	175	—	—	—	175
Deferred financing costs paid	—	(250)	—	(3)	—	(253)
Decrease in bank overdraft balances	—	(5,029)	—	—	—	(5,029)

Net cash (used in) provided by financing activities	(505)	125,833	(4,169)	(6,319)	5,656	120,496

Net (decrease) increase in cash and cash equivalents	—	(722)	380	—	—	(342)

Cash and cash equivalents at beginning of period	1	7,122	17,610	—	—	24,733

Cash and cash equivalents at end of period	$1	$6,400	$17,990	$—	$—	$24,391

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS
For purposes of the following discussion, references to “first quarter of 2008” and “first quarter of 2007” are to the thirteen-week periods ended May 3, 2008 and May 5, 2007, respectively. References to “2008” are to the fifty-two week period ending January 31, 2009; references to “2007” are to the fifty-two week period ended February 2, 2008. References to the “Company,” “we,” “us,” and “our” refer to The Bon-Ton Stores, Inc. and its subsidiaries.
Overview
We are one of the largest regional department store operators (in terms of sales) in the United States, offering a broad assortment of brand-name fashion apparel and accessories for women, men and children. Our merchandise offerings also include cosmetics, home furnishings and other goods. Due primarily to the acquisition of The Elder-Beerman Stores Corp. in October 2003 and the acquisition of the Northern Department Store Group (“Carson’s”) from Saks Incorporated in March 2006, we have grown dramatically in recent years. Sales increased from $713 million in 2002 to $3.4 billion in 2007, and the number of stores increased from 72 stores operating in nine states in the Northeast to 280 stores in 23 states in the Northeast, Midwest and upper Great Plains. These stores, which include eleven furniture galleries and encompass a total of approximately 26 million square feet, are operated under the Bon-Ton, Bergner’s, Boston Store, Carson Pirie Scott, Elder-Beerman, Herberger’s and Younkers nameplates and, in the Detroit, Michigan area, under the Parisian nameplate.
We compete in the department store segment of the U.S. retail industry. The department store industry continues to evolve in response to ongoing consolidation among merchandise vendors as well as the evolution of competitive retail formats — mass merchandisers, national chain retailers, specialty retailers and online retailers. Our segment of the retail industry is highly competitive, and we foresee competitive pressures continuing in the future. In addition, we expect the economic environment to remain challenging in the near-term. As such, in 2008 we expect a comparable store sales decrease of 2.5 to 3.5 percent, with a gross margin rate consistent with 2007 results; however, a prolonged or increased deterioration of general economic conditions could negatively impact our expected operating results.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Results of Operations
The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

	THIRTEEN
	WEEKS ENDED
	May 3,	May 5,
	2008	2007
Net sales	100.0%	100.0%
Other income	3.3	3.1

	103.3	103.1

Costs and expenses:
Costs of merchandise sold	66.0	66.5
Selling, general and administrative	36.5	35.3
Depreciation and amortization	4.1	3.7
Amortization of lease-related interests	0.2	0.2

Loss from operations	(3.6)	(2.5)
Interest expense, net	3.5	3.7

Loss before income taxes	(7.1)	(6.3)
Income tax benefit	(2.3)	(2.3)

Net loss	(4.9)%	(4.0)%

Thirteen Weeks Ended May 3, 2008 Compared with Thirteen Weeks Ended May 5, 2007
Net sales: Net sales for the first quarter of 2008 were $700.2 million, compared with $737.6 million for the first quarter of 2007, a decrease of $37.3 million, or 5.1%. Comparable store sales decreased 4.6% in the first quarter of 2008. We believe the comparable store sales decline was due to the continued challenging economic environment — the result of rising energy prices, mortgage and credit market concerns and a weak housing market — which has pressured consumer spending.
The best performing categories in the period were Cosmetics and Children’s Apparel. Sales increases in Cosmetics primarily reflect increased sales of women’s fragrances. Children’s Apparel benefited from the introduction of a new merchandise category from a key vendor and the expansion of this vendor into additional stores, as well as sales growth within our private brand labels. The poorest performing categories in the period were Moderate Sportswear and Dresses (both included in Women’s Apparel), Men’s Apparel and Soft Home (included in Home). Sales of moderately-priced goods across these families of business have been particularly impacted as economic concerns of this customer have resulted in reduced spending on discretionary items. Moderate Sportswear was also affected by the decision made in 2007 by certain of our key vendors to exit the moderate sportswear business. We expect the sales trend in Moderate Sportswear to continue until we introduce new vendors in the fall of 2008.
Other income: Other income, which includes income from revenues received under a credit card program agreement with HSBC Bank Nevada, N.A., leased departments and other customer revenues, was $22.8 million, or 3.3% of net sales, in the first quarter of 2008 as compared with $22.9 million, or 3.1% of net sales, in the first quarter of 2007.
Costs and expenses: Gross margin in the first quarter of 2008 was $237.7 million as compared with $246.9 million in the comparable prior year period, a decrease of $9.1 million. The decrease in gross margin dollars is attributable to the decreased sales volume, as gross margin as a percentage of net sales increased 0.5 percentage point to 34.0% in the first quarter of 2008 from 33.5% in the same period last year. The increase in the gross margin rate primarily reflects decreased markdowns.
Selling, general and administrative (“SG&A”) expense in the first quarter of 2008 was $255.8 million compared with $260.3 million in the first quarter of 2007, a decrease of $4.6 million. The reduction is the result of the Company’s expense control efforts in response to the difficult economic environment. Despite the expense savings, the current year expense rate increased 1.2 percentage points to 36.5% of net sales, compared with 35.3% for the same period last year, due to the reduced sales volume.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Depreciation and amortization expense and amortization of lease-related interests increased $2.0 million, to $30.2 million, in the first quarter of 2008 from $28.2 million in the first quarter of 2007, primarily reflecting the increased expense associated with prior year asset additions.
Loss from operations: The loss from operations in the first quarter of 2008 was $25.5 million, or 3.6% of net sales, as compared with a loss from operations of $18.8 million, or 2.5% of net sales, in the comparable prior year period.
Interest expense, net: Net interest expense was $24.4 million, or 3.5% of net sales, in the first quarter of 2008 as compared with $27.5 million, or 3.7% of net sales, in the first quarter of 2007. The $3.1 million decrease is primarily due to reduced borrowings and lower interest rates.
Income tax benefit: The income tax benefit reflects an effective tax rate of 31.7% in the first quarter of 2008 as compared with 36.7% in the comparable prior year period. The current year rate decrease principally reflects a projected subsidiary pre-tax income mix change from prior year, with current year pre-tax income comprised of a greater portion of taxable loss subsidiaries at higher state statutory tax rates versus taxable income subsidiaries with lower state statutory rates.
Net loss: Net loss in the first quarter of 2008 was $34.1 million, or 4.9% of net sales, compared with a net loss of $29.3 million, or 4.0% of net sales, in the first quarter of 2007.
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
Liquidity and Capital Resources
The following table summarizes material measures of the Company’s liquidity and capital resources:

	May 3,	May 5,
(Dollars in millions)	2008	2007

Working capital	$464.3	$534.3
Current ratio	2.07:1	2.25:1
Debt to total capitalization (1)	0.79:1	0.81:1
Unused availability under lines of credit (2)	$273.8	$191.3

(1)	Debt includes obligations under capital leases. Total capitalization includes shareholders’ equity, debt and obligations under capital leases.

(2)	Subject to a minimum borrowing availability covenant of $75 as of May 3, 2008 and May 5, 2007.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Our primary sources of working capital are cash flows from operations and borrowings under our revolving credit facility, which provides for up to $1.0 billion in borrowings.
Decreases in working capital and the current ratio primarily reflect decreased levels of merchandise inventories due to the Company’s inventory management efforts in response to sales trends. The increase in unused availability under lines of credit as compared with the prior year primarily reflects decreases in direct borrowings and standby letters of credit to support the importing of merchandise and as collateral for obligations related to general liability and workers’ compensation insurances.
Net cash used in operating activities amounted to $32.0 million in the first quarter of 2008 as compared with $107.1 million in the prior year period. The decrease in net cash used in the current year primarily reflects reduced working capital requirements, most notably in merchandise inventories, income taxes payable and accrued benefits.
Net cash used in investing activities amounted to $25.5 million in the first quarter of 2008, as compared with $13.7 million in the first quarter of 2007. Capital expenditures in the current period exceeded prior year period expenditures, primarily reflecting acceleration of the roll-out of our existing advanced point-of-sale system in the Carson’s stores.
Net cash provided by financing activities was $55.0 million in the first quarter of 2008, as compared with $120.5 million in the prior year period. The change primarily reflects reduced net borrowings due to decreased cash requirements for current year operating activities.
Aside from planned capital expenditures, our primary cash requirements will be to service debt and finance working capital increases during peak selling seasons.
We paid a quarterly cash dividend of $0.05 per share on shares of Class A Common Stock and Common Stock on May 1, 2008 to shareholders of record as of April 15, 2008. Additionally, a quarterly cash dividend of $0.05 per share was declared on May 20, 2008, payable August 1, 2008 to shareholders of record as of July 15, 2008. Our Board of Directors will consider dividends in subsequent periods as it deems appropriate.
Our capital expenditures in the first quarter of 2008, which do not reflect landlord contributions, totaled $25.5 million. Capital expenditures for 2008, reduced by landlord contributions, are planned at approximately $80.0 million. Included in these planned amounts are expenditures relating to the opening of two new stores, expansions of two stores and renovation of an existing store as well as expenditures relating to information systems.
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

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Critical Accounting Policies
Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Preparation of these financial statements required us to make estimates and judgments that affected reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. On an ongoing basis, we evaluate our estimates, including those related to merchandise returns, inventories, goodwill, intangible assets, income taxes, financings, contingencies, insurance reserves, litigation and pension and supplementary retirement plans. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially lead to materially different results under different assumptions and conditions. Our critical accounting policies are described below:
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
Inherent in the retail inventory method calculation are certain significant management judgments and estimates including, among others, merchandise markups, markdowns and shrinkage, which significantly impact both the ending inventory valuation at cost and the resulting gross margin. These significant estimates, coupled with the fact that the retail inventory method is an averaging process, can, under certain circumstances, result in individual inventory components with cost above related net realizable value. Factors that can lead to this result include applying the retail inventory method to a group of products that is not fairly uniform in terms of its cost, selling price relationship or turnover; or applying the retail inventory method to transactions over a period of time that include different rates of gross profit, such as those relating to seasonal merchandise. In addition, failure to take timely markdowns can result in an overstatement of inventory under the lower of cost or market principle. We believe that the retail inventory method we use provides an inventory valuation that approximates cost and results in carrying inventory in the aggregate at the lower of cost or market.
We regularly review inventory on-hand and record an adjustment for excess or old inventory based primarily on a forecast of merchandise demand for the selling season. Demand for merchandise can fluctuate greatly. A significant increase in the demand for merchandise could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory on-hand. Additionally, estimates of merchandise demand may prove to be inaccurate, in which case we may have understated or overstated the adjustment required for excess or old inventory. If our inventory is determined to be overvalued in the future, we would be required to recognize such costs in costs of goods sold and reduce operating income at the time of such determination. Likewise, if inventory is later determined to be undervalued, we may have overstated the costs of goods sold in previous periods and would recognize additional operating income when such inventory is sold. Therefore, although every effort is made to ensure the accuracy of forecasts of merchandise demand, any significant unanticipated changes in demand or in economic conditions within our markets could have a significant impact on the value of our inventory and reported operating results.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Prior to the Carson’s acquisition, we utilized the last-in, first-out (“LIFO”) cost basis for all our inventories. In connection with the Carson’s acquisition, we evaluated the inventory costing for the acquired inventories and elected the first-in, first-out (“FIFO”) cost basis for the majority of the acquired Carson’s locations. As of February 2, 2008, approximately 32% of our inventories were valued using a FIFO cost basis and approximately 68% of our inventories were valued using a LIFO cost basis. As is currently the case with many companies in the retail industry, our LIFO calculations yielded inventory increases in recent prior years due to deflation reflected in price indices used. The LIFO method values merchandise sold at the cost of more recent inventory purchases (which the deflationary indices indicated to be lower), resulting in the general inventory on-hand being carried at the older, higher costs. Given these higher values and the promotional retail environment, we have reduced the carrying value of our LIFO inventories to an estimated realizable value. These reductions totaled $37.0 million as of May 3, 2008 and February 2, 2008. Inherent in the valuation of inventories are significant management judgments and estimates regarding future merchandise selling costs and pricing. Should these estimates prove to be inaccurate, we may have overstated or understated our inventory carrying value. In such cases, operating results would ultimately be impacted.
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
Our net deferred tax assets were $105.6 million and $104.9 million at May 3, 2008 and February 2, 2008, respectively. In assessing the realizability of the deferred tax assets, we considered whether it was more likely than not that the deferred tax assets, or a portion thereof, will be realized. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income and limitations pursuant to Section 382 of the Internal Revenue Code. As a result, we concluded that a valuation allowance against a portion of the net deferred tax assets was appropriate. A total valuation allowance of $14.3 million was recorded at May 3, 2008 and February 2, 2008. If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may need to be adjusted, which could materially impact our financial position and results of operations.

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
Long-lived Assets
Property, fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in our business model or capital strategy can result in the actual useful lives differing from estimates. In cases where we determined that the useful life of property, fixtures and equipment should be shortened, we depreciated the net book value in excess of the salvage value over the revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or leasehold improvements could also result in shortened useful lives. Our net property, fixtures and equipment amounted to $880.4 million and $885.5 million at May 3, 2008 and February 2, 2008, respectively.
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

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Goodwill and Intangible Assets
Our goodwill was $17.8 million at May 3, 2008 and February 2, 2008.
Net intangible assets totaled $163.5 million and $165.9 million at May 3, 2008 and February 2, 2008, respectively. Our intangible assets at May 3, 2008 are principally comprised of $82.5 million of lease interests that relate to below-market-rate leases and $81.0 million associated with trade names, private label brand names and customer lists. The lease-related interests and the portion of private label brand names subject to amortization are being amortized using a straight-line method. The customer lists are being amortized using a declining-balance method. At May 3, 2008, trade names and private label brand names of $62.2 million have been deemed as having indefinite lives.
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets that have indefinite lives are reviewed for impairment at least annually or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Fair value is determined using quoted market prices and/or a discounted cash flow analysis, which requires certain assumptions and estimates regarding industry economic factors and future profitability of acquired businesses. Our policy is to conduct impairment testing based on observable market data and/or our most current business plans, which reflect anticipated changes in the economy and the industry. If actual results prove inconsistent with our assumptions and judgments, we could be exposed to a material impairment charge.
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
The discount rate assumption is evaluated annually, utilizing the Citibank Pension Discount Curve (“CPDC”). The CPDC is developed from a U.S. Treasury par curve that reflects the Treasury Coupon and Strips market. Option-adjusted spreads drawn from the double-A corporate bond sector are layered in to develop a double-A corporate par curve, from which the CPDC spot rates are developed. The CPDC spot rates are applied to expected benefit payments, from which a single constant discount rate can then be developed.
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

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Future Accounting Changes
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires companies to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in hedged positions. The statement also requires companies to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and how the hedges affect the entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for years beginning after November 15, 2008. We are in the process of evaluating what effect, if any, adoption of SFAS No. 161 may have on our consolidated financial statements.
Forward-Looking Statements
Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission contain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which may be identified by words such as “may,” “could,” “will,” “plan,” “expect,” “anticipate,” “estimate,” “project,” “intend” or other similar expressions, involve important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. Factors that could cause such differences include, but are not limited to, risks related to retail businesses generally; a significant and prolonged deterioration of general economic conditions which could negatively impact the Company, including the potential write-down of the current valuation of intangible assets and deferred tax assets; consumer spending patterns and debt levels; additional competition from existing and new competitors; inflation; changes in the costs of fuel and other energy and transportation costs; weather conditions that could negatively impact sales; uncertainties associated with opening new stores or expanding or remodeling existing stores; the ability to attract and retain qualified management; the dependence upon vendor relationships; the ability to reduce SG&A expenses and the ability to obtain financing for working capital, capital expenditures and general corporate purposes. Additional factors that could cause the Company’s actual results to differ from those contained in these forward-looking statements are discussed in greater detail under Item 1A of the Company’s Form 10-K filed with the Securities and Exchange Commission.

THE BON-TON STORES, INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk and Financial Instruments
Refer to disclosures contained on page 33 of our 2007 Annual Report on Form 10-K. There have been no material changes in our exposures, risk management strategies, or hedging positions since February 2, 2008.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal controls over financial reporting that occurred during the thirteen weeks ended May 3, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

THE BON-TON STORES, INC.
PART II: OTHER INFORMATION
ITEM 6. EXHIBITS
(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

Exhibit	Description	Document Location

10.1(a)	Employment Agreement with Stephen Byers dated June 28, 2006	Filed herewith

10.1(b)	First Amendment to Employment Agreement with Stephen Byers effective October 2, 2006	Filed herewith

10.2	Restricted Stock Agreement with Byron L. Bergren	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 27, 2008

31.1	Certification of Byron L. Bergren	Filed herewith

31.2	Certification of Keith E. Plowman	Filed herewith

32.1	Certification Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934	Furnished herewith
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BON-TON STORES, INC.
DATE: June 11, 2008	BY:	/s/ Byron L. Bergren
Byron L. Bergren
President and Chief Executive Officer

DATE: June 11, 2008	BY:	/s/ Keith E. Plowman
Keith E. Plowman
Executive Vice President, Chief Financial Officer and Principal Accounting Officer