Form 10-Q
period 2008-09-02
BON TON STORES INC
filed 2008-09-10
CIK 878079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter ended August 2, 2008	Commission File Number
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 29, 2008, there were 14,749,473 shares of Common Stock, $.01 par value, and 2,951,490 shares of Class A Common Stock, $.01 par value, outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE BON-TON STORES, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)	August 2,	February 2,
(Unaudited)	2008	2008
Assets
Current assets:
Cash and cash equivalents	$18,080	$21,238
Merchandise inventories	710,703	754,802
Prepaid expenses and other current assets	121,322	78,332
Deferred income taxes	17,536	17,536

Total current assets	867,641	871,908

Property, fixtures and equipment at cost, net of accumulated depreciation and amortization of $470,749 and $418,279 at August 2, 2008 and February 2, 2008, respectively	880,504	885,455
Deferred income taxes	91,047	87,357
Goodwill	—	17,767
Intangible assets, net of accumulated amortization of $26,359 and $21,917 at August 2, 2008 and February 2, 2008, respectively	161,055	165,872
Other long-term assets	34,055	39,272

Total assets	$2,034,302	$2,067,631

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$232,425	$220,158
Accrued payroll and benefits	34,556	49,902
Accrued expenses	164,892	166,603
Current maturities of long-term debt	5,899	5,656
Current maturities of obligations under capital leases	2,452	2,239
Income taxes payable	—	899

Total current liabilities	440,224	445,457

Long-term debt, less current maturities	1,115,442	1,079,841
Obligations under capital leases, less current maturities	65,994	67,217
Other long-term liabilities	115,073	112,055

Total liabilities	1,736,733	1,704,570

Contingencies (Note 8)

Shareholders’ equity:
Preferred Stock — authorized 5,000,000 shares at $0.01 par value; no shares issued	—	—
Common Stock — authorized 40,000,000 shares at $0.01 par value; issued shares of 15,087,273 and 14,614,111 at August 2, 2008 and February 2, 2008, respectively	151	146
Class A Common Stock — authorized 20,000,000 shares at $0.01 par value; issued and outstanding shares of 2,951,490 at August 2, 2008 and February 2, 2008	30	30
Treasury stock, at cost — 337,800 shares at August 2, 2008 and February 2, 2008	(1,387)	(1,387)
Additional paid-in-capital	142,230	139,805
Accumulated other comprehensive income	2,499	799
Retained earnings	154,046	223,668

Total shareholders’ equity	297,569	363,061

Total liabilities and shareholders’ equity	$2,034,302	$2,067,631

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
(In thousands except share and per share data)	August 2,	August 4,	August 2,	August 4,
(Unaudited)	2008	2007	2008	2007

Net sales	$673,384	$708,620	$1,373,632	$1,446,181
Other income	21,513	22,288	44,288	45,149

	694,897	730,908	1,417,920	1,491,330

Costs and expenses:
Costs of merchandise sold	431,962	439,198	894,462	929,870
Selling, general and administrative	246,394	255,651	502,168	515,998
Depreciation and amortization	29,892	30,239	58,910	57,199
Amortization of lease-related interests	1,206	1,332	2,414	2,561
Goodwill impairment	17,767	—	17,767	—

(Loss) income from operations	(32,324)	4,488	(57,801)	(14,298)
Interest expense, net	24,376	27,429	48,738	54,898

Loss before income taxes	(56,700)	(22,941)	(106,539)	(69,196)
Income tax benefit	(22,874)	(7,966)	(38,650)	(24,922)

Net loss	$(33,826)	$(14,975)	$(67,889)	$(44,274)

Per share amounts —
Basic:
Net loss	$(2.01)	$(0.91)	$(4.04)	$(2.68)

Basic weighted average shares outstanding	16,796,187	16,498,320	16,786,887	16,490,038

Diluted:
Net loss	$(2.01)	$(0.91)	$(4.04)	$(2.68)

Diluted weighted average shares outstanding	16,796,187	16,498,320	16,786,887	16,490,038
The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	TWENTY-SIX
	WEEKS ENDED
(In thousands)	August 2,	August 4,
(Unaudited)	2008	2007
Cash flows from operating activities:
Net loss	$(67,889)	$(44,274)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	58,910	57,199
Amortization of lease-related interests	2,414	2,561
Goodwill impairment	17,767	—
Share-based compensation expense	2,692	3,320
Excess tax benefit from share-based compensation	—	(289)
Loss on sale of property, fixtures and equipment	644	552
Amortization of deferred financing costs	2,074	1,958
Amortization of deferred gain on sale of proprietary credit card portfolio	(1,207)	(1,207)
Deferred income taxes	(4,889)	—
Changes in operating assets and liabilities:
Decrease in merchandise inventories	44,099	30,194
Increase in prepaid expenses and other current assets	(43,252)	(23,666)
Decrease in other long-term assets	3,409	1,444
Increase in accounts payable	21,593	28,728
Decrease in accrued payroll and benefits and accrued expenses	(16,061)	(52,109)
Decrease in income taxes payable	(899)	(34,013)
Increase in other long-term liabilities	8,146	901

Net cash provided by (used in) operating activities	27,551	(28,701)

Cash flows from investing activities:
Capital expenditures	(52,759)	(44,753)
Acquisition, net of cash acquired	—	(61)
Proceeds from sale of property, fixtures and equipment	83	2,708

Net cash used in investing activities	(52,676)	(42,106)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(346,697)	(368,012)
Proceeds from issuance of long-term debt	381,530	441,287
Cash dividends paid	(1,733)	(1,714)
Proceeds from stock options exercised	—	386
Excess tax benefit from share-based compensation	—	289
Deferred financing costs paid	(266)	(266)
Decrease in bank overdraft balances	(10,867)	(3,995)

Net cash provided by financing activities	21,967	67,975

Net decrease in cash and cash equivalents	(3,158)	(2,832)

Cash and cash equivalents at beginning of period	21,238	24,733

Cash and cash equivalents at end of period	$18,080	$21,901

Supplemental Cash Flow Information:
Interest paid	$47,429	$53,132
Net income taxes paid	$5,626	$39,642
The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other
		Class A		Additional	Compre-
(In thousands except per share data)	Common	Common	Treasury	Paid-in	hensive	Retained
(Unaudited)	Stock	Stock	Stock	Capital	Income	Earnings	Total

BALANCE AT FEBRUARY 2, 2008	$146	$30	$(1,387)	$139,805	$799	$223,668	$363,061

Comprehensive loss (Note 9):
Net loss	—	—	—	—	—	(67,889)	(67,889)
Amortization of pension plan amounts, net of $95 tax effect	—	—	—	—	159	—	159
Change in fair value of cash flow hedges, net of $1,104 tax effect	—	—	—	—	1,541	—	1,541

Total comprehensive loss							(66,189)

Dividends to shareholders, $0.10 per share	—	—	—	—	—	(1,733)	(1,733)
Share-based compensation expense	5	—	—	2,687	—	—	2,692
Excess tax shortfall from share-based compensation	—	—	—	(262)	—	—	(262)

BALANCE AT AUGUST 2, 2008	$151	$30	$(1,387)	$142,230	$2,499	$154,046	$297,569

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
1. BASIS OF PRESENTATION
The Bon-Ton Stores, Inc., a Pennsylvania corporation, was incorporated on January 31, 1996 as the successor of a company incorporated on January 31, 1929. The Bon-Ton Stores, Inc. operates, through its subsidiaries, 280 stores, which includes 12 furniture galleries, in 23 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson Pirie Scott, Elder-Beerman, Herberger’s and Younkers nameplates and, under the Parisian nameplate, stores in the Detroit, Michigan area. The Bon-Ton Stores, Inc. conducts its operations through one business segment.
The accompanying unaudited consolidated financial statements include the accounts of The Bon-Ton Stores, Inc. and its wholly owned subsidiaries (collectively, “the Company”). All intercompany transactions and balances have been eliminated in consolidation.
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
References to “first quarter of 2008” are to the thirteen-week period ended May 3, 2008. References to “second quarter of 2008” and “second quarter of 2007” are to the thirteen-week periods ended August 2, 2008 and August 4, 2007, respectively. References to “2008” are to the fifty-two weeks ending January 31, 2009.
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

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007

Basic calculation	16,796,187	16,498,320	16,786,887	16,490,038
Effect of dilutive shares —
Restricted shares and restricted stock units	—	—	—	—
Stock options	—	—	—	—

Diluted calculation	16,796,187	16,498,320	16,786,887	16,490,038

The following securities were antidilutive and, therefore, were excluded from the computation of diluted EPS for the periods indicated:

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007

Antidilutive shares —

Restricted shares and restricted stock units	607,602	728,289	595,523	715,091

Stock options	1,145,663	731,953	1,036,451	684,790
Certain of the securities noted above were excluded from the computation of dilutive shares solely due to the Company’s net loss position in the thirteen and twenty-six weeks ended August 2, 2008 and August 4, 2007. The following table shows the approximate effect of dilutive securities had the Company reported a profit for these periods:

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007

Effect of dilutive securities —

Restricted shares and restricted stock units	240,770	412,470	219,591	408,311

Stock options	4,698	212,911	4,714	226,197

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
3. GOODWILL IMPAIRMENT
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company is required to review goodwill for impairment at the reporting unit level at least annually or when events or changes in circumstances indicate it is more likely than not that the carrying value of goodwill exceeds its implied fair value. Based on its reporting structure, management has determined the Company has one reporting unit for purposes of applying SFAS No. 142. The current economic environment has depressed stock values for many companies, including that of the Company. This factor, coupled with the expectation that the current economic challenges will impede near-term recovery in the retail sector, led the Company to determine that its goodwill should be reviewed for impairment during the second quarter of 2008.
In evaluating goodwill for impairment, the estimated fair value of the Company’s single reporting unit is compared to its carrying amount. If the estimated fair value is less than its carrying amount, an impairment loss is recorded in accordance with the provisions of SFAS No. 142 to the extent that the implied fair value of the goodwill is less than its carrying amount. The fair value of the Company’s single reporting unit was estimated using a combination of its common stock trading value as of the end of the second quarter of 2008, a discounted cash flow analysis and other generally accepted valuation methodologies.
As a result of the goodwill impairment review, the Company determined that its goodwill was fully impaired and, accordingly, recorded a goodwill impairment charge of $17,767 during the second quarter of 2008.
4. FAIR VALUE MEASUREMENTS
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
Pursuant to the option for a one-year deferral of SFAS No. 157’s fair-value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis, the Company elected to defer application of SFAS No. 157 to, among others, goodwill, fixed asset and intangible asset impairment testing, and liabilities for exit or disposal activities initially measured at fair value. The Company is evaluating what effect, if any, the full adoption of SFAS No. 157 may have on the consolidated financial statements.
SFAS No. 157 establishes fair value hierarchy levels which prioritize the inputs used in valuations determining fair value. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are primarily quoted prices for similar assets or liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs based on the Company’s own assumptions.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
As of August 2, 2008, the Company held two interest rate swap contracts required to be measured at fair value on a recurring basis. The fair values of these interest rate swap contracts are derived from discounted cash flow analysis utilizing an interest rate yield curve that is readily available to the public or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized these interest rate swap contracts as a Level 2 fair value measurement.
The following table presents the Company’s assets and liabilities that are carried at fair value and measured on a recurring basis as of August 2, 2008:

Fair Value Measurements at August 2, 2008
Using:
Significant
		Quoted Prices	Other	Significant
	Total Carrying	in Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	August 2, 2008	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liabilities	$5,079	$—	$5,079	$—

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
5. SUPPLEMENTAL BALANCE SHEET INFORMATION
Prepaid expenses and other current assets were comprised of the following:

	August 2,	February 2,
	2008	2008
Prepaid expenses	$44,373	$35,384
Other current assets	76,949	42,948

Total	$121,322	$78,332

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
6. EXIT OR DISPOSAL ACTIVITIES
The following table summarizes exit or disposal activities during the twenty-six weeks ended August 2, 2008 related to the closing of the Company’s Morgantown East store in Morgantown, West Virginia:

	Termination	Other
	Benefits	Costs	Total
Balance as of February 2, 2008	$20	$—	$20
Provision:
Thirteen weeks ended May 3, 2008	(2)	24	22
Thirteen weeks ended August 2, 2008	—	—	—
Payments:
Thirteen weeks ended May 3, 2008	(18)	(24)	(42)
Thirteen weeks ended August 2, 2008	—	—	—

Balance as of August 2, 2008	$—	$—	$—

The above provision and other adjustment were included within selling, general and administrative expense.
In connection with the acquisition of The Elder-Beerman Stores Corp. in October 2003, the Company incurred expenses related to the termination of a lease. The Company made payments of $28 in the second quarter of 2008 and payments of $49 during the twenty-six weeks ended August 2, 2008 related to this termination. The liability for this lease termination was $846 as of August 2, 2008 and will be paid over the remaining contract period ending in 2030.
7. EMPLOYEE DEFINED AND POSTRETIREMENT BENEFIT PLANS
The Company provides benefits to certain current and former associates who are eligible under a defined benefit pension plan and various supplemental pension plans (collectively, the “Pension Plans”). Net periodic benefit expense (income) for the Pension Plans includes the following components:

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Service cost	$39	$33	$78	$65
Interest cost	2,935	3,041	5,870	6,083
Expected return on plan assets	(3,075)	(3,669)	(6,151)	(7,337)
Recognition of prior service cost	1	1	2	2
Recognition of net actuarial loss	126	79	252	158

Net periodic benefit expense (income)	$26	$(515)	$51	$(1,029)

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
During the twenty-six weeks ended August 2, 2008, contributions of $407 were made to the Pension Plans. The Company anticipates contributing an additional $989 in 2008 to fund the Pension Plans, for an annual total of $1,396.
The Company also provides medical and life insurance benefits to certain former associates under a postretirement benefit plan (“Postretirement Benefit Plan”). Net periodic benefit interest expense of $95 and $102 was recorded in the second quarter of 2008 and 2007, respectively. During the twenty-six weeks ended August 2, 2008 and August 4, 2007, the Company recorded net periodic benefit interest expense of $190 and $205, respectively. During the twenty-six weeks ended August 2, 2008, payments under the plan exceeded participant premiums received by $131. The Company anticipates contributing an additional $800 in 2008 to fund the Postretirement Benefit Plan, for a net annual total of $931.
8. CONTINGENCIES
On December 8, 2005, Adamson Apparel, Inc. filed a purported class action lawsuit against Saks Incorporated (“Saks”) in the United States District Court for the Northern District of Alabama. In its complaint the plaintiff asserted breach of contract claims and alleged that Saks improperly assessed chargebacks, timely payment discounts and deductions for merchandise returns against members of the plaintiff class. The lawsuit sought compensatory and incidental damages and restitution. Under the terms of the purchase agreement relating to the acquisition of the Northern Department Store Group from Saks in March 2006, the Company had an obligation to indemnify Saks for any damages incurred by Saks under this lawsuit by Adamson Apparel, Inc. solely to the extent that such damages related to the business the Company acquired from Saks.
A settlement of this action was reached in the second quarter of 2008. The outcome of this matter had no material effect on the Company’s financial condition, results of operations or liquidity.
In addition, the Company is party to legal proceedings and claims that arise during the ordinary course of business. In the opinion of management, the ultimate outcome of any such litigation and claims will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.
9. COMPREHENSIVE LOSS
Comprehensive loss was determined as follows:

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007

Net loss	$(33,826)	$(14,975)	$(67,889)	$(44,274)

Other comprehensive income (loss):
Amortization of pension plan amounts, net of tax	79	50	159	101
Cash flow hedge derivative income (loss), net of tax	605	267	1,541	(175)

Comprehensive loss	$(33,142)	$(14,658)	$(66,189)	$(44,348)

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
10. INCOME TAXES
For the second quarter of 2008 and the twenty-six weeks ended August 2, 2008, the effective income tax rate was calculated utilizing a methodology, required under the provisions of FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods,” based on year-to-date actual results rather than projected full fiscal-year results as utilized for the prior year periods.
11. SUBSEQUENT EVENT
On August 26, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share on Class A Common Stock and Common Stock, payable November 3, 2008 to shareholders of record as of October 15, 2008.
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
The condensed consolidating financial information for the Company, the Issuer and the Company’s guarantor and non-guarantor subsidiaries as of August 2, 2008 and February 2, 2008 and for the second quarter of 2008 and 2007 and the twenty-six weeks ended August 2, 2008 and August 4, 2007 as presented below has been prepared from the books and records maintained by the Company, the Issuer and the guarantor and non-guarantor subsidiaries. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the guarantor and non-guarantor subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from affiliates will exist at any time.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Balance Sheet
August 2, 2008

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$8,283	$9,796	$—	$—	$18,080
Merchandise inventories	—	360,034	350,669	—	—	710,703
Prepaid expenses and other current assets	—	100,683	20,060	579	—	121,322
Deferred income taxes	—	—	21,566	—	(4,030)	17,536

Total current assets	1	469,000	402,091	579	(4,030)	867,641

Property, fixtures and equipment at cost, net	—	294,631	275,670	310,203	—	880,504
Deferred income taxes	—	22,907	68,140	—	—	91,047
Intangible assets, net	—	67,147	93,908	—	—	161,055
Investment in and advances to (from) affiliates	299,775	687,128	(6,037)	317	(981,183)	—
Other long-term assets	—	24,548	6,357	3,150	—	34,055

Total assets	$299,776	$1,565,361	$840,129	$314,249	$(985,213)	$2,034,302

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$232,425	$—	$—	$—	$232,425
Accrued payroll and benefits	—	24,093	10,463	—	—	34,556
Accrued expenses	—	88,718	76,088	86	—	164,892
Current maturities of long-term debt and obligations under capital leases	—	285	2,167	5,899	—	8,351
Deferred income taxes	—	4,030	—	—	(4,030)	—

Total current liabilities	—	349,551	88,718	5,985	(4,030)	440,224

Long-term debt and obligations under capital leases, less current maturities	—	868,172	58,333	254,931	—	1,181,436
Other long-term liabilities	2,207	66,501	45,218	1,147	—	115,073

Total liabilities	2,207	1,284,224	192,269	262,063	(4,030)	1,736,733

Shareholders’ equity	297,569	281,137	647,860	52,186	(981,183)	297,569

Total liabilities and shareholders’ equity	$299,776	$1,565,361	$840,129	$314,249	$(985,213)	$2,034,302

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Balance Sheet
February 2, 2008

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$9,604	$11,633	$—	$—	$21,238
Merchandise inventories	—	375,162	379,640	—	—	754,802
Prepaid expenses and other current assets	—	75,188	9,027	578	(6,461)	78,332
Deferred income taxes	—	—	21,566	—	(4,030)	17,536

Total current assets	1	459,954	421,866	578	(10,491)	871,908

Property, fixtures and equipment at cost, net	—	304,128	265,250	316,077	—	885,455
Deferred income taxes	—	22,136	65,221	—	—	87,357
Goodwill	—	8,488	9,279	—	—	17,767
Intangible assets, net	—	69,772	96,100	—	—	165,872
Investment in and advances to affiliates	365,267	700,704	5,710	318	(1,071,999)	—
Other long-term assets	—	28,518	7,948	2,806	—	39,272

Total assets	$365,268	$1,593,700	$871,374	$319,779	$(1,082,490)	$2,067,631

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$220,158	$—	$—	$—	$220,158
Accrued payroll and benefits	—	37,037	12,865	—	—	49,902
Accrued expenses	—	86,586	79,930	87	—	166,603
Current maturities of long-term debt and obligations under capital leases	—	260	1,979	5,656	—	7,895
Income taxes payable	—	—	7,360	—	(6,461)	899
Deferred income taxes	—	4,030	—	—	(4,030)	—

Total current liabilities	—	348,071	102,134	5,743	(10,491)	445,457

Long-term debt and obligations under capital leases, less current maturities	—	829,648	59,413	257,997	—	1,147,058
Other long-term liabilities	2,207	66,660	42,082	1,106	—	112,055

Total liabilities	2,207	1,244,379	203,629	264,846	(10,491)	1,704,570

Shareholders’ equity	363,061	349,321	667,745	54,933	(1,071,999)	363,061

Total liabilities and shareholders’ equity	$365,268	$1,593,700	$871,374	$319,779	$(1,082,490)	$2,067,631

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
Thirteen Weeks Ended August 2, 2008

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$286,720	$386,664	$—	$—	$673,384
Other income	—	9,065	12,448	—	—	21,513

	—	295,785	399,112	—	—	694,897

Costs and expenses:
Costs of merchandise sold	—	184,479	247,483	—	—	431,962
Selling, general and administrative	—	111,637	143,591	20	(8,854)	246,394
Depreciation and amortization	—	14,111	12,844	2,937	—	29,892
Amortization of lease-related interests	—	750	456	—	—	1,206
Goodwill impairment	—	8,488	9,279	—	—	17,767

Loss from operations	—	(23,680)	(14,541)	(2,957)	8,854	(32,324)

Other income (expense):
Intercompany rental and royalty income	—	—	1,739	7,115	(8,854)	—
Equity in losses of subsidiaries	(56,700)	(15,282)	—	—	71,982	—
Interest expense, net	—	(17,738)	(2,343)	(4,295)	—	(24,376)

Loss before income taxes	(56,700)	(56,700)	(15,145)	(137)	71,982	(56,700)
Income tax benefit	(22,874)	(22,874)	(6,319)	—	29,193	(22,874)

Net loss	$(33,826)	$(33,826)	$(8,826)	$(137)	$42,789	$(33,826)

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
Thirteen Weeks Ended August 4, 2007

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$140,069	$568,551	$—	$—	$708,620
Other income	—	4,431	17,857	—	—	22,288

	—	144,500	586,408	—	—	730,908

Costs and expenses:
Costs of merchandise sold	—	84,688	354,510	—	—	439,198
Selling, general and administrative	—	56,390	208,287	19	(9,045)	255,651
Depreciation and amortization	—	8,977	18,316	2,946	—	30,239
Amortization of lease-related interests	—	168	1,164	—	—	1,332

(Loss) income from operations	—	(5,723)	4,131	(2,965)	9,045	4,488

Other income (expense):
Intercompany rental and royalty income	—	—	1,929	7,116	(9,045)	—
Equity in (losses) earnings of subsidiaries	(22,941)	1,514	—	—	21,427	—
Interest expense, net	—	(18,732)	(4,312)	(4,385)	—	(27,429)

(Loss) income before income taxes	(22,941)	(22,941)	1,748	(234)	21,427	(22,941)
Income tax (benefit) provision	(7,966)	(7,966)	651	—	7,315	(7,966)

Net (loss) income	$(14,975)	$(14,975)	$1,097	$(234)	$14,112	$(14,975)

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
Twenty-Six Weeks Ended August 2, 2008

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$584,616	$789,016	$—	$—	$1,373,632
Other income	—	19,079	25,209	—	—	44,288

	—	603,695	814,225	—	—	1,417,920

Costs and expenses:
Costs of merchandise sold	—	380,849	513,613	—	—	894,462
Selling, general and administrative	—	230,128	289,715	41	(17,716)	502,168
Depreciation and amortization	—	27,248	25,788	5,874	—	58,910
Amortization of lease-related interests	—	1,505	909	—	—	2,414
Goodwill impairment	—	8,488	9,279	—	—	17,767

Loss from operations	—	(44,523)	(25,079)	(5,915)	17,716	(57,801)

Other income (expense):
Intercompany rental and royalty income	—	—	3,486	14,230	(17,716)	—
Equity in losses of subsidiaries	(106,539)	(26,135)	—	—	132,674	—
Interest expense, net	—	(35,881)	(4,241)	(8,616)	—	(48,738)

Loss before income taxes	(106,539)	(106,539)	(25,834)	(301)	132,674	(106,539)
Income tax benefit	(38,650)	(38,650)	(10,974)	—	49,624	(38,650)

Net loss	$(67,889)	$(67,889)	$(14,860)	$(301)	$83,050	$(67,889)

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
Twenty-Six Weeks Ended August 4, 2007

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$280,620	$1,165,561	$—	$—	$1,446,181
Other income	—	8,943	36,206	—	—	45,149

	—	289,563	1,201,767	—	—	1,491,330

Costs and expenses:
Costs of merchandise sold	—	180,361	749,509	—	—	929,870
Selling, general and administrative	—	106,986	427,893	(635)	(18,246)	515,998
Depreciation and amortization	—	14,636	36,636	5,927	—	57,199
Amortization of lease-related interests	—	226	2,335	—	—	2,561

Loss from operations	—	(12,646)	(14,606)	(5,292)	18,246	(14,298)

Other income (expense):
Intercompany rental and royalty income	—	—	3,895	14,351	(18,246)	—
Equity in losses of subsidiaries	(69,196)	(19,111)	—	—	88,307	—
Interest expense, net	—	(37,439)	(7,591)	(9,868)	—	(54,898)

Loss before income taxes	(69,196)	(69,196)	(18,302)	(809)	88,307	(69,196)
Income tax benefit	(24,922)	(24,922)	(6,808)	—	31,730	(24,922)

Net loss	$(44,274)	$(44,274)	$(11,494)	$(809)	$56,577	$(44,274)

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Cash Flows
Twenty-Six Weeks Ended August 2, 2008

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$1,733	$2,557	$27,190	$5,275	$(9,204)	$27,551

Cash flows from investing activities:
Capital expenditures	—	(29,588)	(23,171)	—	—	(52,759)
Proceeds from sale of property, fixtures and equipment	—	20	63	—	—	83

Net cash used in investing activities	—	(29,568)	(23,108)	—	—	(52,676)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(342,980)	(894)	(2,823)	—	(346,697)
Proceeds from issuance of long-term debt	—	381,530	—	—	—	381,530
Intercompany financing activity	—	(1,733)	(5,025)	(2,446)	9,204	—
Cash dividends paid	(1,733)	—	—	—	—	(1,733)
Deferred financing costs paid	—	(260)	—	(6)	—	(266)
Decrease in bank overdraft balances	—	(10,867)	—	—	—	(10,867)

Net cash (used in) provided by financing activities	(1,733)	25,690	(5,919)	(5,275)	9,204	21,967

Net decrease in cash and cash equivalents	—	(1,321)	(1,837)	—	—	(3,158)

Cash and cash equivalents at beginning of period	1	9,604	11,633	—	—	21,238

Cash and cash equivalents at end of period	$1	$8,283	$9,796	$—	$—	$18,080

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Cash Flows
Twenty-Six Weeks Ended August 4, 2007

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$1,328	$(46,234)	$19,550	$6,582	$(9,927)	$(28,701)

Cash flows from investing activities:
Capital expenditures	—	(29,749)	(15,004)	—	—	(44,753)
Acquisition, net of cash acquired	—	(61)	—	—	—	(61)
Proceeds from sale of property, fixtures and equipment	—	53	160	2,495	—	2,708

Net cash (used in) provided by investing activities	—	(29,757)	(14,844)	2,495	—	(42,106)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(360,918)	(962)	(6,132)	—	(368,012)
Proceeds from issuance of long-term debt	—	441,287	—	—	—	441,287
Intercompany financing activity	—	(1,328)	(5,657)	(2,942)	9,927	—
Cash dividends paid	(1,714)	—	—	—	—	(1,714)
Proceeds from stock options exercised	386	—	—	—	—	386
Excess tax benefit from share-based compensation	—	289	—	—	—	289
Deferred financing costs paid	—	(263)	—	(3)	—	(266)
Decrease in bank overdraft balances	—	(3,995)	—	—	—	(3,995)

Net cash (used in) provided by financing activities	(1,328)	75,072	(6,619)	(9,077)	9,927	67,975

Net decrease in cash and cash equivalents	—	(919)	(1,913)	—	—	(2,832)

Cash and cash equivalents at beginning of period	1	7,384	17,348	—	—	24,733

Cash and cash equivalents at end of period	$1	$6,465	$15,435	$—	$—	$21,901

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For purposes of the following discussion, references to “second quarter of 2008” and “second quarter of 2007” are to the thirteen-week periods ended August 2, 2008 and August 4, 2007, respectively. References to “2008” and “2007” are to the twenty-six weeks ended August 2, 2008 and August 4, 2007, respectively. References to “fiscal 2008” and “fiscal 2007” are to the fifty-two weeks ending January 31, 2009 and the fifty-two weeks ended February 2, 2008, respectively. References to “the Company,” “we,” “us,” and “our” refer to The Bon-Ton Stores, Inc. and its subsidiaries.
Overview
We are one of the largest regional department store operators in the United States, offering a broad assortment of brand-name fashion apparel and accessories for women, men and children. Our merchandise offerings also include cosmetics, home furnishings and other goods. Due primarily to the acquisition of The Elder-Beerman Stores Corp. in October 2003 and the acquisition of the Northern Department Store Group (“Carson’s”) from Saks Incorporated in March 2006, we have grown dramatically in recent years. Sales increased from $713 million in fiscal 2002 to $3.4 billion in fiscal 2007, and the number of stores increased from 72 stores operating in nine states in the Northeast to 280 stores in 23 states in the Northeast, Midwest and upper Great Plains. These stores, which include 12 furniture galleries and encompass a total of approximately 26 million square feet, are operated under the Bon-Ton, Bergner’s, Boston Store, Carson Pirie Scott, Elder-Beerman, Herberger’s and Younkers nameplates and, in the Detroit, Michigan area, under the Parisian nameplate.
We compete in the department store segment of the U.S. retail industry. The department store industry continues to evolve in response to ongoing consolidation among merchandise vendors as well as the evolution of competitive retail formats — mass merchandisers, national chain retailers, specialty retailers and online retailers. Our segment of the retail industry is highly competitive, and we foresee competitive pressures continuing in the future. In addition, the economic environment has been challenging in 2008 and we expect it to remain so in the near-term. As such, in fiscal 2008 we expect a comparable store sales decrease of 3.5 to 5.0 percent, a reduced gross margin rate and reduced selling, general and administrative (“SG&A”) expense as compared with fiscal 2007 results. Further deterioration of general economic conditions could negatively impact our expected operating results.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Results of Operations
The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Other income	3.2	3.1	3.2	3.1

	103.2	103.1	103.2	103.1

Costs and expenses:
Costs of merchandise sold	64.1	62.0	65.1	64.3
Selling, general and administrative	36.6	36.1	36.6	35.7
Depreciation and amortization	4.4	4.3	4.3	4.0
Amortization of lease-related interests	0.2	0.2	0.2	0.2
Goodwill impairment	2.6	—	1.3	—

(Loss) income from operations	(4.8)	0.6	(4.2)	(1.0)
Interest expense, net	3.6	3.9	3.5	3.8

Loss before income taxes	(8.4)	(3.2)	(7.8)	(4.8)
Income tax benefit	(3.4)	(1.1)	(2.8)	(1.7)

Net loss	(5.0)%	(2.1)%	(4.9)%	(3.1)%

Second Quarter of 2008 Compared with Second Quarter of 2007
Net sales: Net sales in the second quarter of 2008 were $673.4 million, compared with $708.6 million in the second quarter of 2007, reflecting a decrease of $35.2 million, or 5.0%. The Company’s comparable store sales decreased 5.7% in the second quarter of 2008. We believe the comparable store sales decline was due to the continued challenging economic environment — largely the result of rising energy prices, mortgage and credit market concerns and a weak housing market — which has pressured consumer spending.
The best performing merchandise category in the second quarter of 2008 was Children’s Apparel. Children’s Apparel sales benefited from continued sales of a recently introduced merchandise category from a key vendor and sales growth within our private brand labels, driven by our Incredible Value Pricing program, in which key items are offered at everyday value pricing. The poorest performing categories in the period were Moderate Sportswear and Dresses (both included in Women’s Apparel), Hard Home (included in Home), Men’s Furnishings (included in Men’s Apparel) and Juniors’ Apparel. Sales of moderately-priced goods across these families of business have been particularly impacted as economic concerns of the customer have resulted in reduced spending on discretionary items. Moderate Sportswear was also affected by the decision made in 2007 by certain of our key vendors to exit the moderate sportswear business. We will be receiving merchandise from new, replacement vendors in the fall of 2008, including some brands that will be exclusive to Bon-Ton in our markets. Hard Home sales were impacted by a decrease in sales of novelty electronic gift items. Men’s Furnishings sales were similarly affected by a downturn in sales of gift items. The sales performance in Juniors’ Apparel reflects what we believe is a national trend, with difficult sales results across merchandise categories within the family of business.
Other income: Other income, which includes income from revenues received under a credit card program agreement with HSBC Bank Nevada, N.A., leased departments and other customer revenues, was $21.5 million, or 3.2% of net sales, in the second quarter of 2008 as compared with $22.3 million, or 3.1% of net sales, in the second quarter of 2007. The decrease was primarily due to reduced sales volume in the period.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Costs and expenses: Gross margin in the second quarter of 2008 decreased $28.0 million to $241.4 million, as compared with $269.4 million in the comparable prior year period. The decrease in gross margin dollars is attributable to both decreased sales volume and a decreased gross margin rate. Gross margin as a percentage of net sales decreased 2.2 percentage points to 35.9% in the second quarter of 2008 from 38.0% in the same period last year, primarily due to an increased net markdown rate.
SG&A expense in the second quarter of 2008 was $246.4 million as compared with $255.7 million in the second quarter of 2007, reflecting a decrease of $9.3 million. The decrease primarily resulted from expense reductions in payroll, benefits and advertising in response to our sales trend. Other expense reductions were due to increased efficiencies in operations. The current year expense rate increased 0.5 percentage point to 36.6% of net sales, compared with 36.1% for the same period last year, as we were unable to leverage our expense savings due to the shortfall in sales.
Depreciation and amortization expense and amortization of lease-related interests decreased $0.5 million, to $31.1 million in the second quarter of 2008 from $31.6 million in the second quarter of 2007.
The Company recorded a non-cash goodwill impairment charge of $17.8 million in the second quarter of 2008 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangible Assets” (“SFAS No. 142”) as, based upon our review, the fair value of the Company’s single reporting unit, estimated using a combination of our common stock trading value as of the end of the second quarter of 2008, a discounted cash flow analysis and other generally accepted valuation methodologies, was less than the carrying amount. We also performed a review of our other indefinite-lived intangible assets in the second quarter of 2008 and determined no impairment adjustments were required on these assets at this time. See Note 3 in Notes to Consolidated Financial Statements.
(Loss) income from operations: The loss from operations in the second quarter of 2008 was $32.3 million, or 4.8% of net sales, as compared with income from operations of $4.5 million, or 0.6% of net sales, in the comparable prior year period.
Interest expense, net: Net interest expense was $24.4 million, or 3.6% of net sales, in the second quarter of 2008 as compared with $27.4 million, or 3.9% of net sales, in the second quarter of 2007. The $3.1 million decrease primarily reflects decreased borrowing levels and reduced interest rates.
Income tax benefit: The income tax benefit reflects an effective tax rate of 40.3% in the second quarter of 2008, as compared with 34.7% in the second quarter of 2007. The current year increase resulted primarily from application of an effective tax rate calculation methodology, required under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (“FIN No. 18”), based on year-to-date actual results rather than projected full fiscal-year results as utilized for the prior year period. Due to application of the year-to-date actual results methodology, the effective tax rate for the second quarter of 2008 may not be indicative of the effective tax rate to be achieved for fiscal 2008.
Net loss: Net loss in the second quarter of 2008 was $33.8 million, or 5.0% of net sales, compared with a net loss of $15.0 million, or 2.1% of net sales, in the second quarter of 2007.
2008 Compared with 2007
Net sales: Net sales in 2008 were $1,373.6 million, compared with $1,446.2 million in 2007, reflecting a decrease of $72.5 million, or 5.0%. Comparable store sales decreased 5.1% in 2008. We believe the comparable store sales decline reflects the continuation of the difficult economic environment, as discussed in greater detail above.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The best performing categories in the period were Children’s Apparel and Cosmetics. Sales increases in Children’s Apparel primarily reflect the introduction of a new merchandise category from a key vendor and sales growth within our private brand labels, driven by our Incredible Value Pricing program, in which key items are offered at everyday value pricing. Sales increases in Cosmetics primarily reflect increased sales of women’s fragrances. The poorest performing categories in the period were Moderate Sportswear and Dresses (both included in Women’s Apparel), and Men’s Furnishings (included in Men’s Apparel). Sales of moderately-priced goods across these families of business have been particularly impacted by the challenging economic environment, resulting in reduced consumer spending on discretionary items. Moderate Sportswear was also affected by the decision made in 2007 by certain of our key vendors to exit the moderate sportswear business. We expect this sales trend to improve upon the introduction of new vendors in the fall of 2008. Men’s Furnishings sales were affected by a downturn in sales of gift items.
Other income: Other income was $44.3 million, or 3.2% of net sales, in 2008 as compared with $45.1 million, or 3.1% of net sales, in 2007. The decrease primarily reflects reduced sales volume.
Costs and expenses: Gross margin in 2008 was $479.2 million as compared with $516.3 million in 2007, reflecting a decrease of $37.1 million. The decrease in gross margin dollars is due to the decreased sales volume in the period and the reduction in the gross margin rate. Gross margin as a percentage of net sales decreased 0.8 percentage point to 34.9% in the current year from 35.7% last year, primarily due to an increased net markdown rate.
SG&A expense in 2008 was $502.2 million compared with $516.0 million in 2007, reflecting a decrease of $13.8 million. The decrease primarily resulted from expense reductions in payroll, benefits and advertising in response to our sales trend. Other expense reductions were due to increased efficiencies in operations and prior year store closing expenses. Despite the expense savings, the expense rate in 2008 increased 0.9 percentage point to 36.6% of net sales, compared with 35.7% in 2007, due to the reduced sales volume.
Depreciation and amortization expense and amortization of lease-related interests increased $1.6 million, to $61.3 million in 2008 from $59.8 million in 2007, primarily the result of increased expense associated with prior year asset additions.
The Company recorded a non-cash goodwill impairment charge of $17.8 million in 2008 in accordance with SFAS No. 142 as, upon review in the second quarter of 2008, the fair value of the Company’s single reporting unit, estimated using a combination of our common stock trading value as of the end of the second quarter of 2008, a discounted cash flow analysis and other generally accepted valuation methodologies, was less than the carrying amount. Other indefinite-lived intangible assets were reviewed in the second quarter of 2008 as well, with the determination that no impairment adjustments were required on these assets at this time.
Loss from operations: The loss from operations in 2008 was $57.8 million, or 4.2% of net sales, as compared with $14.3 million, or 1.0% of net sales, in 2007.
Interest expense, net: Net interest expense was $48.7 million, or 3.5% of net sales, in 2008 as compared with $54.9 million, or 3.8% of net sales, in 2007. The $6.2 million decrease principally reflects decreased borrowing levels and reduced interest rates in 2008, as well as $1.0 million of prior year expense incurred for the early extinguishment of debt.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Income tax benefit: The income tax benefit reflects an effective tax rate of 36.3% in 2008, as compared with 36.0% in 2007. The current year increase resulted primarily from application of an effective tax rate calculation methodology, required under the provisions of FIN No. 18, based on year-to-date actual results rather than projected full fiscal-year results as utilized for the prior year period. Due to application of the year-to-date actual results methodology, the effective tax rate for 2008 may not be indicative of the effective tax rate to be achieved for fiscal 2008.
Net loss: Net loss in 2008 was $67.9 million, or 4.9% of net sales, compared with a net loss of $44.3 million, or 3.1% of net sales, in 2007.
Seasonality
Our business, like that of most retailers, is subject to seasonal fluctuations, with the major portion of sales and income realized during the second half of each fiscal year, which includes the holiday season. Due to the fixed nature of certain costs, SG&A expense is typically higher as a percentage of net sales during the first half of each fiscal year. We typically finance working capital increases in the second half of each fiscal year through additional borrowings under our revolving credit facility.
Because of the seasonality of our business, results for any quarter are not necessarily indicative of results that may be achieved for a full fiscal year.
Liquidity and Capital Resources
The following table summarizes material measures of the Company’s liquidity and capital resources:

	August 2,	August 4,
(Dollars in millions)	2008	2007

Working capital	$427.4	$474.6
Current ratio	1.97:1	2.10:1
Debt to total capitalization (1)	0.80:1	0.81:1
Unused availability under lines of credit (2)	$238.0	$229.0

(1)	Debt includes obligations under capital leases. Total capitalization includes shareholders’ equity, debt and obligations under capital leases.

(2)	Subject to a minimum borrowing availability covenant of $75 as of August 2, 2008 and August 4, 2007.
Our primary sources of working capital are cash flows from operations and borrowings under our revolving credit facility, which provides for up to $1.0 billion in borrowings.
Decreases in working capital and the current ratio are primarily the result of decreased levels of merchandise inventories due to the Company’s inventory management efforts in response to sales trends. The increase in unused availability under lines of credit as compared with the prior year primarily reflects a decrease in direct borrowings.
Net cash provided by operating activities amounted to $27.6 million in 2008 as compared with $28.7 million of net cash used in operating activities in 2007. The increase in net cash provided in the current year primarily reflects reduced working capital requirements, most notably in accrued expenses, income taxes payable and merchandise inventories.
Net cash used in investing activities amounted to $52.7 million in 2008, as compared with $42.1 million in 2007. Capital expenditures in the current period exceeded prior year period expenditures, primarily reflecting an accelerated roll-out of our advanced point-of-sale system to the Carson’s stores and continued investment in new and expanded stores. We anticipate capital spending will decrease in the second half of fiscal 2008.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Net cash provided by financing activities amounted to $22.0 million in 2008, as compared with $68.0 million in the prior year. The change primarily reflects reduced net borrowings due to decreased cash requirements for current year operating activities.
Aside from planned capital expenditures, our primary cash requirements will be to service debt and finance working capital increases during peak selling seasons.
We paid a quarterly cash dividend of $0.05 per share on shares of Class A Common Stock and Common Stock on May 1, 2008 and August 1, 2008 to shareholders of record as of April 15, 2008 and July 15, 2008, respectively. Additionally, a quarterly cash dividend of $0.05 per share was declared on August 26, 2008, payable November 3, 2008 to shareholders of record as of October 15, 2008. Our Board of Directors will consider dividends in subsequent periods as it deems appropriate.
Capital expenditures for the twenty-six weeks ended August 2, 2008, which do not reflect landlord contributions, totaled $52.8 million. Capital expenditures for fiscal 2008, reduced by landlord contributions, are planned at approximately $70.0 million. Included in these planned amounts are expenditures relating to the opening of two new stores, expansions of two stores and renovation of an existing store as well as expenditures relating to information systems.
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
Critical Accounting Policies
Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Preparation of these financial statements requires us to make estimates and judgments that affect reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. On an ongoing basis, we evaluate our estimates, including those related to merchandise returns, inventories, goodwill, intangible assets, income taxes, financings, contingencies, insurance reserves, litigation and pension and supplementary retirement plans. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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
Prior to the Carson’s acquisition, we utilized the last-in, first-out (“LIFO”) cost basis for all our inventories. In connection with the Carson’s acquisition, we evaluated the inventory costing for the acquired inventories and elected the first-in, first-out (“FIFO”) cost basis for the majority of the acquired Carson’s locations. As of February 2, 2008, approximately 32% of our inventories were valued using a FIFO cost basis and approximately 68% of our inventories were valued using a LIFO cost basis. As is currently the case with many companies in the retail industry, our LIFO calculations yielded inventory increases in recent prior years due to deflation reflected in price indices used. The LIFO method values merchandise sold at the cost of more recent inventory purchases (which the deflationary indices indicated to be lower), resulting in the general inventory on-hand being carried at the older, higher costs. Given these higher values and the promotional retail environment, we have reduced the carrying value of our LIFO inventories to an estimated realizable value. These reductions totaled $37.0 million as of August 2, 2008 and February 2, 2008. Inherent in the valuation of inventories are significant management judgments and estimates regarding future merchandise selling costs and pricing. Should these estimates prove to be inaccurate, we may have overstated or understated our inventory carrying value. In such cases, operating results would ultimately be impacted.

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
Income Taxes
Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and valuation allowances recorded against net deferred tax assets. The process involves summarizing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. We must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax carry-back availability and, to the extent we do not believe recovery of the deferred tax asset is more likely than not, a valuation allowance must be established. To the extent a valuation allowance is established in a period, an expense must be recorded within the income tax provision in the statement of operations.
Our net deferred tax assets were $108.6 million and $104.9 million at August 2, 2008 and February 2, 2008, respectively. In assessing the realizability of the deferred tax assets, we considered whether it was more likely than not that the deferred tax assets, or a portion thereof, will be realized. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income and limitations pursuant to Section 382 of the Internal Revenue Code. As a result, we concluded that a valuation allowance against a portion of the net deferred tax assets was appropriate. Valuation allowances of $13.8 million and $14.3 million were recorded at August 2, 2008 and February 2, 2008, respectively. If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may need to be adjusted, which could materially impact our financial position and results of operations.
Effective February 4, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 prescribes a recognition and derecognition threshold and measurement element for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Accordingly, we establish reserves for certain tax positions that we believe are supportable, but are potentially subject to successful challenge by applicable taxing authorities. However, interpretations and guidance surrounding income tax laws and regulations change over time. Changes in our assumptions and judgments could materially impact our financial position and results of operations.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Long-lived Assets
Property, fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in our business model or capital strategy can result in the actual useful lives differing from estimates. In cases where we determined that the useful life of property, fixtures and equipment should be shortened, we depreciated the net book value in excess of the salvage value over the revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or leasehold improvements could also result in shortened useful lives. Our net property, fixtures and equipment amounted to $880.5 million and $885.5 million at August 2, 2008 and February 2, 2008, respectively.
SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires us to test a long-lived asset for recoverability whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Factors that could trigger an impairment review include the following:
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
Goodwill and Intangible Assets
Net intangible assets totaled $161.1 million and $165.9 million at August 2, 2008 and February 2, 2008, respectively. Our intangible assets at August 2, 2008 are principally comprised of $80.8 million of lease interests that relate to below-market-rate leases and $80.3 million associated with trade names, private label brand names and customer lists. The lease-related interests and the portion of private label brand names subject to amortization are being amortized using a straight-line method. The customer lists are being amortized using a declining-balance method. At August 2, 2008, trade names and private label brand names of $62.2 million have been deemed as having indefinite lives.
In accordance with SFAS No. 142, goodwill and other intangible assets that have indefinite lives are reviewed for impairment at least annually or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Fair value is determined using available quoted market prices, a discounted cash flow analysis and/or other generally accepted valuation methodologies, which requires certain assumptions and estimates regarding industry economic factors and future profitability. Our policy is to conduct impairment testing based on observable market data and/or our most current business plans, which reflect anticipated changes in the economy and the industry. If actual results prove inconsistent with our assumptions and judgments, we could be exposed to a material impairment charge.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
We recently completed a review of the carrying value of goodwill in accordance with SFAS No. 142. As a result, in the second quarter of 2008, we recorded a goodwill impairment charge of $17.8 million. The charge reduced the balance of goodwill to zero at August 2, 2008 from the $17.8 million balance at February 2, 2008.
Other indefinite-lived intangible assets were reviewed as well, with the determination that no impairment adjustments were required on these assets at the end of the second quarter of 2008.
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

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Forward-Looking Statements
Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission contain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which may be identified by words such as “may,” “could,” “will,” “plan,” “expect,” “anticipate,” “estimate,” “project,” “intend” or other similar expressions, involve important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. Factors that could cause such differences include, but are not limited to, risks related to retail businesses generally; a significant and prolonged deterioration of general economic conditions which could negatively impact the Company, including the potential write-down of the current valuation of intangible assets and deferred tax assets; consumer spending patterns and debt levels; additional competition from existing and new competitors; inflation; changes in the costs of fuel and other energy and transportation costs; weather conditions that could negatively impact sales; uncertainties associated with opening new stores or expanding or remodeling existing stores; the ability to attract and retain qualified management; the dependence upon vendor relationships; the ability to reduce SG&A expenses and the ability to obtain financing for working capital, capital expenditures and general corporate purposes. Additional factors that could cause the Company’s actual results to differ from those contained in these forward-looking statements are discussed in greater detail under Item 1A of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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
Changes in Internal Control over Financial Reporting
There were no changes to our internal controls over financial reporting that occurred during the thirteen weeks ended August 2, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

THE BON-TON STORES, INC.
PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On December 8, 2005, Adamson Apparel, Inc. filed a purported class action lawsuit against Saks Incorporated (“Saks”) in the United States District Court for the Northern District of Alabama. In its complaint the plaintiff asserted breach of contract claims and alleged that Saks improperly assessed chargebacks, timely payment discounts and deductions for merchandise returns against members of the plaintiff class. The lawsuit sought compensatory and incidental damages and restitution. Under the terms of the purchase agreement relating to the acquisition of the Northern Department Store Group from Saks in March 2006, the Company had an obligation to indemnify Saks for any damages incurred by Saks under this lawsuit by Adamson Apparel, Inc. solely to the extent that such damages related to the business the Company acquired from Saks.
A settlement of this action was reached in the second quarter of 2008. The outcome of this matter had no material effect on the Company’s financial condition, results of operations or liquidity.

THE BON-TON STORES, INC.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On June 17, 2008, the Company held its Annual Meeting of Shareholders. The following matters were submitted for vote:
1.	The following individuals were nominated and elected by the votes set forth opposite his or her name to serve as the directors of the Company:

Lucinda M. Baier	For:	40,782,087
	Withhold Authority:	73,737

Robert B. Bank	For:	40,761,755
	Withhold Authority:	94,069

Byron L. Bergren	For:	40,765,787
	Withhold Authority:	90,037

Philip M. Browne	For:	40,782,187
	Withhold Authority:	73,637

Shirley A. Dawe	For:	40,782,287
	Withhold Authority:	73,537

Marsha M. Everton	For:	40,684,973
	Withhold Authority:	170,851

Michael L. Gleim	For:	39,776,380
	Withhold Authority:	1,079,444

M. Thomas Grumbacher	For:	40,765,874
	Withhold Authority:	89,950

Thomas K. Hernquist	For:	40,782,182
	Withhold Authority:	73,642

Todd C. McCarty	For:	40,780,562
	Withhold Authority:	75,262
2.
With respect to the proposal to approve the amendment of the Amended and Restated 2000 Stock Incentive and Performance-Based Plan, 35,185,996 votes were cast in favor, 1,649,346 votes were cast against and 106,788 votes abstained.

3.
With respect to the proposal to ratify the appointment of KPMG LLP as the Company’s independent registered accounting firm for 2008, 40,666,360 votes were cast in favor, 148,002 votes were cast against and 41,462 votes abstained.

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

THE BON-TON STORES, INC.

DATE: September 10, 2008	BY:	/s/ Byron L. Bergren Byron L. Bergren
President and
Chief Executive Officer

DATE: September 10, 2008	BY:	/s/ Keith E. Plowman Keith E. Plowman
Executive Vice President,
Chief Financial Officer and
Principal Accounting Officer