Form 10-Q
period 2008-11-01
BON TON STORES INC
filed 2008-12-10
CIK 878079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarter ended November 1, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 28, 2008, there were 14,746,642 shares of Common Stock, $.01 par value, and 2,951,490 shares of Class A Common Stock, $.01 par value, outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE BON-TON STORES, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)	November 1,	February 2,
(Unaudited)	2008	2008
Assets
Current assets:
Cash and cash equivalents	$16,795	$21,238
Merchandise inventories	978,689	754,802
Prepaid expenses and other current assets	122,856	78,332
Deferred income taxes	17,317	17,536

Total current assets	1,135,657	871,908

Property, fixtures and equipment at cost, net of accumulated depreciation and amortization of $499,500 and $418,279 at November 1, 2008 and February 2, 2008, respectively	870,429	885,455
Deferred income taxes	88,759	87,357
Goodwill	—	17,767
Intangible assets, net of accumulated amortization of $28,730 and $21,917 at November 1, 2008 and February 2, 2008, respectively	158,647	165,872
Other long-term assets	35,153	39,272

Total assets	$2,288,645	$2,067,631

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$374,252	$220,158
Accrued payroll and benefits	38,212	49,902
Accrued expenses	159,748	166,603
Current maturities of long-term debt	5,967	5,656
Current maturities of obligations under capital leases	2,482	2,239
Income taxes payable	—	899

Total current liabilities	580,661	445,457

Long-term debt, less current maturities	1,248,981	1,079,841
Obligations under capital leases, less current maturities	65,542	67,217
Other long-term liabilities	109,161	112,055

Total liabilities	2,004,345	1,704,570

Contingencies (Note 9)

Shareholders’ equity:
Preferred Stock — authorized 5,000,000 shares at $0.01 par value; no shares issued	—	—
Common Stock — authorized 40,000,000 shares at $0.01 par value; issued shares of 15,085,964 and 14,614,111 at November 1, 2008 and February 2, 2008, respectively	151	146
Class A Common Stock — authorized 20,000,000 shares at $0.01 par value; issued and outstanding shares of 2,951,490 at November 1, 2008 and February 2, 2008	30	30
Treasury stock, at cost - 337,800 shares at November 1, 2008 and February 2, 2008	(1,387)	(1,387)
Additional paid-in-capital	143,404	139,805
Accumulated other comprehensive income	3,257	799
Retained earnings	138,845	223,668

Total shareholders’ equity	284,300	363,061

Total liabilities and shareholders’ equity	$2,288,645	$2,067,631

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
(In thousands except share and per share data)	November 1,	November 3,	November 1,	November 3,
(Unaudited)	2008	2007	2008	2007

Net sales	$724,927	$780,839	$2,098,559	$2,227,020
Other income	22,742	24,797	67,030	69,946

	747,669	805,636	2,165,589	2,296,966

Costs and expenses:
Costs of merchandise sold	466,791	508,802	1,361,253	1,438,672
Selling, general and administrative	261,916	265,430	764,084	781,428
Depreciation and amortization	29,770	30,107	88,680	87,306
Amortization of lease-related interests	1,220	1,280	3,634	3,841
Goodwill impairment	—	—	17,767	—

(Loss) income from operations	(12,028)	17	(69,829)	(14,281)
Interest expense, net	24,681	27,383	73,419	82,281

Loss before income taxes	(36,709)	(27,366)	(143,248)	(96,562)
Income tax benefit	(22,375)	(8,004)	(61,025)	(32,926)

Net loss	$(14,334)	$(19,362)	$(82,223)	$(63,636)

Per share amounts —
Basic:
Net loss	$(0.85)	$(1.17)	$(4.90)	$(3.86)

Basic weighted average shares outstanding	16,805,600	16,533,957	16,793,125	16,504,678

Diluted:
Net loss	$(0.85)	$(1.17)	$(4.90)	$(3.86)

Diluted weighted average shares outstanding	16,805,600	16,533,957	16,793,125	16,504,678
The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	THIRTY-NINE
	WEEKS ENDED
(In thousands)	November 1,	November 3,
(Unaudited)	2008	2007
Cash flows from operating activities:
Net loss	$(82,223)	$(63,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	88,680	87,306
Amortization of lease-related interests	3,634	3,841
Goodwill impairment	17,767	—
Share-based compensation expense	4,021	5,372
Excess tax benefit from share-based compensation	—	(548)
Loss on sale of property, fixtures and equipment	644	409
Amortization of deferred financing costs	3,124	2,987
Amortization of deferred gain on sale of proprietary credit card portfolio	(1,810)	(1,810)
Deferred income taxes	(3,522)	1,771
Cancellation of restricted shares	—	(4)
Changes in operating assets and liabilities:
Increase in merchandise inventories	(223,887)	(249,366)
Increase in prepaid expenses and other current assets	(52,074)	(29,914)
Decrease in other long-term assets	1,263	1,163
Increase in accounts payable	149,440	192,982
Decrease in accrued payroll and benefits and accrued expenses	(14,668)	(32,866)
Decrease in income taxes payable	(899)	(34,013)
Increase in other long-term liabilities	12,367	11,377

Net cash used in operating activities	(98,143)	(104,949)

Cash flows from investing activities:
Capital expenditures	(76,639)	(89,052)
Acquisition, net of cash acquired	—	(62)
Proceeds from sale of property, fixtures and equipment	322	2,715

Net cash used in investing activities	(76,317)	(86,399)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(458,345)	(503,519)
Proceeds from issuance of long-term debt	626,364	674,971
Cash dividends paid	(1,882)	(2,575)
Proceeds from stock options exercised	—	484
Excess tax benefit from share-based compensation	—	548
Deferred financing costs paid	(268)	(284)
Increase in bank overdraft balances	4,148	20,966

Net cash provided by financing activities	170,017	190,591

Net decrease in cash and cash equivalents	(4,443)	(757)

Cash and cash equivalents at beginning of period	21,238	24,733

Cash and cash equivalents at end of period	$16,795	$23,976

Supplemental Cash Flow Information:
Interest paid	$82,134	$92,746
Income taxes paid (net of refunds)	$5,516	$39,677
The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other
		Class A		Additional	Compre-
(In thousands except per share data)	Common	Common	Treasury	Paid-in	hensive	Retained
(Unaudited)	Stock	Stock	Stock	Capital	Income	Earnings	Total

BALANCE AT FEBRUARY 2, 2008	$146	$30	$(1,387)	$139,805	$799	$223,668	$363,061

Comprehensive loss (Note 10):
Net loss	—	—	—	—	—	(82,223)	(82,223)
Amortization of pension plan amounts, net of $144 tax effect	—	—	—	—	238	—	238
Change in fair value of cash flow hedges, net of $1,591 tax effect	—	—	—	—	2,220	—	2,220

Total comprehensive loss							(79,765)

Dividends to shareholders, $0.15 per share	—	—	—	—	—	(2,600)	(2,600)
Share-based compensation expense	5	—	—	4,016	—	—	4,021
Excess tax shortfall from share-based compensation	—	—	—	(417)	—	—	(417)

BALANCE AT NOVEMBER 1, 2008	$151	$30	$(1,387)	$143,404	$3,257	$138,845	$284,300

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
1. BASIS OF PRESENTATION
The Bon-Ton Stores, Inc., a Pennsylvania corporation, was incorporated on January 31, 1996 as the successor of a company incorporated on January 31, 1929. The Bon-Ton Stores, Inc. operates, through its subsidiaries, 281 stores, which includes 12 furniture galleries, in 23 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson Pirie Scott, Elder-Beerman, Herberger’s and Younkers nameplates and, under the Parisian nameplate, stores in the Detroit, Michigan area. The Bon-Ton Stores, Inc. conducts its operations through one business segment.
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
References to “second quarter of 2008” are to the thirteen-week period ended August 2, 2008. References to “third quarter of 2008” and “third quarter of 2007” are to the thirteen-week periods ended November 1, 2008 and November 3, 2007, respectively. References to “2008” are to the fifty-two weeks ending January 31, 2009.
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

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007

Basic calculation	16,805,600	16,533,957	16,793,125	16,504,678
Effect of dilutive shares —	—	—	—	—
Restricted shares and restricted stock units	—	—	—	—
Stock options	—	—	—	—

Diluted calculation	16,805,600	16,533,957	16,793,125	16,504,678

The following securities were antidilutive and, therefore, were excluded from the computation of diluted EPS for the periods indicated:

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007

Antidilutive shares —

Restricted shares and restricted stock units	688,903	766,668	626,650	732,283

Stock options	1,150,142	706,822	1,074,348	692,134
Certain of the securities noted above were excluded from the computation of dilutive shares solely due to the Company’s net loss position in the thirteen and thirty-nine weeks ended November 1, 2008 and November 3, 2007. The following table shows the approximate effect of dilutive securities had the Company reported a profit for these periods:

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007

Effect of dilutive securities —

Restricted shares and restricted stock units	165,835	435,066	201,672	420,085

Stock options	1,195	105,261	3,541	187,343

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
3. GOODWILL IMPAIRMENT
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company is required to review goodwill for impairment at the reporting unit level at least annually or when events or changes in circumstances indicate it is more likely than not that the carrying value of goodwill exceeds its implied fair value. Based on its reporting structure, management has determined the Company has one reporting unit for purposes of applying SFAS No. 142. The economic environment as of the second quarter of 2008 depressed stock values for many companies, including that of the Company. This factor, coupled with the expectation that the economic challenges would impede near-term recovery in the retail sector, led the Company to determine that its goodwill should be reviewed for impairment during the second quarter of 2008.
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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
As of November 1, 2008, the Company held two interest rate swap contracts required to be measured at fair value on a recurring basis. The fair values of these interest rate swap contracts are derived from discounted cash flow analysis utilizing an interest rate yield curve that is readily available to the public or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized these interest rate swap contracts as a Level 2 fair value measurement.
The following table presents the Company’s assets and liabilities that are carried at fair value and measured on a recurring basis as of November 1, 2008:

Fair Value Measurements at November 1, 2008 Using:
Significant
	Total Carrying	Quoted Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	November 1,	Markets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liabilities	$3,914	$—	$3,914	$—
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
5. SUPPLEMENTAL BALANCE SHEET INFORMATION
Prepaid expenses and other current assets were comprised of the following:

	November 1,	February 2,
	2008	2008
Prepaid expenses	$40,860	$35,384
Other current assets	81,996	42,948

Total	$122,856	$78,332

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
Other long-term liabilities were comprised of the following:

	November 1,	February 2,
	2008	2008
Deferred income	$47,666	$35,223
Other long-term liabilities	61,495	76,832

Total	$109,161	$112,055

6. EXIT OR DISPOSAL ACTIVITIES
The following table summarizes exit or disposal activities during the thirty-nine weeks ended November 1, 2008 related to the closing of the Company’s Morgantown East store in Morgantown, West Virginia:

	Termination	Other
	Benefits	Costs	Total
Balance as of February 2, 2008	$20	$—	$20
Provision:
Thirteen weeks ended May 3, 2008	(2)	24	22
Payments:
Thirteen weeks ended May 3, 2008	(18)	(24)	(42)

Balance as of November 1, 2008	$—	$—	$—

The above provision and other adjustment were included within selling, general and administrative expense.
In connection with the acquisition of The Elder-Beerman Stores Corp. in October 2003, the Company incurred expenses related to the termination of a lease. The Company made payments of $19 in the third quarter of 2008 and payments of $68 during the thirty-nine weeks ended November 1, 2008 related to this termination. The liability for this lease termination was $827 as of November 1, 2008 and will be paid over the remaining contract period ending in 2030.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
7. EMPLOYEE DEFINED AND POSTRETIREMENT BENEFIT PLANS
The Company provides benefits to certain current and former associates who are eligible under a defined benefit pension plan and various supplemental pension plans (collectively, the “Pension Plans”). Net periodic benefit expense (income) for the Pension Plans includes the following components:

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Service cost	$38	$33	$116	$98
Interest cost	2,935	3,041	8,805	9,124
Expected return on plan assets	(3,076)	(3,668)	(9,227)	(11,005)
Recognition of prior service cost	1	1	3	3
Recognition of net actuarial loss	127	79	379	237

Net periodic benefit expense (income)	$25	$(514)	$76	$(1,543)

During the thirty-nine weeks ended November 1, 2008, contributions of $594 were made to the Pension Plans. The Company anticipates contributing an additional $802 in 2008 to fund the Pension Plans, for an annual total of $1,396.
The Company also provides medical and life insurance benefits to certain former associates under a postretirement benefit plan (“Postretirement Benefit Plan”). Net periodic benefit interest expense of $95 and $103 was recorded in the third quarter of 2008 and 2007, respectively. During the thirty-nine weeks ended November 1, 2008 and November 3, 2007, the Company recorded net periodic benefit interest expense of $285 and $308, respectively. During the thirty-nine weeks ended November 1, 2008, payments under the plan exceeded participant premiums received by $420. The Company anticipates contributing an additional $511 in 2008 to fund the Postretirement Benefit Plan, for a net annual total of $931.
8. INCOME TAXES
For the third quarter of 2008 and the thirty-nine weeks ended November 1, 2008, the effective income tax rate was calculated based on the projected full fiscal-year results consistent with the prior year periods. The income tax benefit in the third quarter of 2008 and the thirty-nine weeks ended November 1, 2008 includes a tax benefit adjustment, pursuant to the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” of $7,038 resulting from a statute-of-limitations expiration.
9. CONTINGENCIES
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
10. COMPREHENSIVE LOSS
Comprehensive loss was determined as follows:

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007

Net loss	$(14,334)	$(19,362)	$(82,223)	$(63,636)

Other comprehensive income (loss):
Amortization of pension plan amounts, net of tax	79	51	238	152
Cash flow hedge derivative income (loss), net of tax	679	(1,121)	2,220	(1,296)

Comprehensive loss	$(13,576)	$(20,432)	$(79,765)	$(64,780)

11. SUBSEQUENT EVENT
On November 18, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share on Class A Common Stock a nd Common Stock, payable February 2, 2009 to shareholders of record as of January 15, 2009.
12. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
On March 6, 2006, The Bon-Ton Department Stores, Inc. (“the Issuer”), a wholly owned subsidiary of the Company, entered into an Indenture with The Bank of New York, as trustee, under which the Issuer issued $510,000 aggregate principal amount of its 10-1/4% Senior Notes due 2014. The Notes are guaranteed on a senior unsecured basis by the Company and by each of the Company’s subsidiaries, other than the Issuer, that is an obligor under the Company’s senior secured credit facility. The guarantees are full and unconditional and joint and several.
The condensed consolidating financial information for the Company, the Issuer and the Company’s guarantor and non-guarantor subsidiaries as of November 1, 2008 and February 2, 2008 and for the third quarter of 2008 and 2007 and the thirty-nine weeks ended November 1, 2008 and November 3, 2007 as presented below has been prepared from the books and records maintained by the Company, the Issuer and the guarantor and non-guarantor subsidiaries. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the guarantor and non-guarantor subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from affiliates will exist at any time.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Balance Sheet
November 1, 2008

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$8,758	$8,036	$—	$—	$16,795
Merchandise inventories	—	479,100	499,589	—	—	978,689
Prepaid expenses and other current assets	—	101,062	21,288	506	—	122,856
Deferred income taxes	—	—	21,822	—	(4,505)	17,317

Total current assets	1	588,920	550,735	506	(4,505)	1,135,657

Property, fixtures and equipment at cost, net	—	288,497	274,665	307,267	—	870,429
Deferred income taxes	—	24,475	64,284	—	—	88,759
Intangible assets, net	—	65,964	92,683	—	—	158,647
Investment in and advances to (from) affiliates	286,506	830,397	(148,932)	489	(968,460)	—
Other long-term assets	—	23,779	6,590	4,784	—	35,153

Total assets	$286,507	$1,822,032	$840,025	$313,046	$(972,965)	$2,288,645

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$374,252	$—	$—	$—	$374,252
Accrued payroll and benefits	—	26,006	12,206	—	—	38,212
Accrued expenses	—	82,366	75,914	1,468	—	159,748
Current maturities of long-term debt and obligations under capital leases	—	288	2,194	5,967	—	8,449
Deferred income taxes	—	4,505	—	—	(4,505)	—

Total current liabilities	—	487,417	90,314	7,435	(4,505)	580,661

Long-term debt and obligations under capital leases, less current maturities	—	1,002,675	57,933	253,915	—	1,314,523

Other long-term liabilities	2,207	65,401	40,385	1,168	—	109,161

Total liabilities	2,207	1,555,493	188,632	262,518	(4,505)	2,004,345

Shareholders’ equity	284,300	266,539	651,393	50,528	(968,460)	284,300

Total liabilities and shareholders’ equity	$286,507	$1,822,032	$840,025	$313,046	$(972,965)	$2,288,645

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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
Thirteen Weeks Ended November 1, 2008

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$312,593	$412,334	$—	$—	$724,927
Other income	—	9,399	13,343	—	—	22,742

	—	321,992	425,677	—	—	747,669

Costs and expenses:
Costs of merchandise sold	—	203,747	263,044	—	—	466,791
Selling, general and administrative	—	120,760	149,975	21	(8,840)	261,916
Depreciation and amortization	—	14,270	12,563	2,937	—	29,770
Amortization of lease-related interests	—	750	470	—	—	1,220

Loss from operations	—	(17,535)	(375)	(2,958)	8,840	(12,028)

Other income (expense):
Intercompany rental and royalty income	—	—	1,797	7,043	(8,840)	—
Equity in losses of subsidiaries	(36,709)	(627)	—	—	37,336	—
Interest expense, net	—	(18,547)	(1,863)	(4,271)	—	(24,681)

Loss before income taxes	(36,709)	(36,709)	(441)	(186)	37,336	(36,709)
Income tax benefit	(22,375)	(22,375)	(5,799)	—	28,174	(22,375)

Net (loss) income	$(14,334)	$(14,334)	$5,358	$(186)	$9,162	$(14,334)

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
Thirteen Weeks Ended November 3, 2007

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$148,237	$632,602	$—	$—	$780,839
Other income	—	4,714	20,083	—	—	24,797

	—	152,951	652,685	—	—	805,636

Costs and expenses:
Costs of merchandise sold	—	97,291	411,511	—	—	508,802
Selling, general and administrative	—	55,824	218,685	19	(9,098)	265,430
Depreciation and amortization	—	9,768	17,383	2,956	—	30,107
Amortization of lease-related interests	—	112	1,168	—	—	1,280

(Loss) income from operations	—	(10,044)	3,938	(2,975)	9,098	17

Other income (expense):
Intercompany rental and royalty income	—	—	2,055	7,043	(9,098)	—
Equity in (losses) earnings of subsidiaries	(27,366)	1,717	—	—	25,649	—
Interest expense, net	—	(19,039)	(3,982)	(4,362)	—	(27,383)

(Loss) income before income taxes	(27,366)	(27,366)	2,011	(294)	25,649	(27,366)
Income tax (benefit) provision	(8,004)	(8,004)	748	—	7,256	(8,004)

Net (loss) income	$(19,362)	$(19,362)	$1,263	$(294)	$18,393	$(19,362)

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
Thirty-Nine Weeks Ended November 1, 2008

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$897,209	$1,201,350	$—	$—	$2,098,559
Other income	—	28,478	38,552	—	—	67,030

	—	925,687	1,239,902	—	—	2,165,589

Costs and expenses:
Costs of merchandise sold	—	584,596	776,657	—	—	1,361,253
Selling, general and administrative	—	350,888	439,690	62	(26,556)	764,084
Depreciation and amortization	—	41,518	38,351	8,811	—	88,680
Amortization of lease-related interests	—	2,255	1,379	—	—	3,634
Goodwill impairment	—	8,488	9,279	—	—	17,767

Loss from operations	—	(62,058)	(25,454)	(8,873)	26,556	(69,829)

Other income (expense):
Intercompany rental and royalty income	—	—	5,283	21,273	(26,556)	—
Equity in losses of subsidiaries	(143,248)	(26,762)	—	—	170,010	—
Interest expense, net	—	(54,428)	(6,104)	(12,887)	—	(73,419)

Loss before income taxes	(143,248)	(143,248)	(26,275)	(487)	170,010	(143,248)
Income tax benefit	(61,025)	(61,025)	(16,773)	—	77,798	(61,025)

Net loss	$(82,223)	$(82,223)	$(9,502)	$(487)	$92,212	$(82,223)

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
Thirty-Nine Weeks Ended November 3, 2007

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$428,857	$1,798,163	$—	$—	$2,227,020
Other income	—	13,657	56,289	—	—	69,946

	—	442,514	1,854,452	—	—	2,296,966

Costs and expenses:
Costs of merchandise sold	—	277,652	1,161,020	—	—	1,438,672
Selling, general and administrative	—	162,810	646,578	(616)	(27,344)	781,428
Depreciation and amortization	—	24,404	54,019	8,883	—	87,306
Amortization of lease-related interests	—	338	3,503	—	—	3,841

Loss from operations	—	(22,690)	(10,668)	(8,267)	27,344	(14,281)

Other income (expense):
Intercompany rental and royalty income	—	—	5,950	21,394	(27,344)	—
Equity in losses of subsidiaries	(96,562)	(17,394)	—	—	113,956	—
Interest expense, net	—	(56,478)	(11,573)	(14,230)	—	(82,281)

Loss before income taxes	(96,562)	(96,562)	(16,291)	(1,103)	113,956	(96,562)
Income tax benefit	(32,926)	(32,926)	(6,060)	—	38,986	(32,926)

Net loss	$(63,636)	$(63,636)	$(10,231)	$(1,103)	$74,970	$(63,636)

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Cash Flows
Thirty-Nine Weeks Ended November 1, 2008

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$1,882	$(131,173)	$36,104	$7,693	$(12,649)	$(98,143)

Cash flows from investing activities:
Capital expenditures	—	(44,982)	(31,657)	—	—	(76,639)
Proceeds from sale of property, fixtures and equipment	—	251	71	—	—	322

Net cash used in investing activities	—	(44,731)	(31,586)	—	—	(76,317)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(453,310)	(1,265)	(3,770)	—	(458,345)
Proceeds from issuance of long-term debt	—	626,364	—	—	—	626,364
Intercompany financing activity	—	(1,882)	(6,850)	(3,917)	12,649	—
Cash dividends paid	(1,882)	—	—	—	—	(1,882)
Deferred financing costs paid	—	(262)	—	(6)	—	(268)
Increase in bank overdraft balances	—	4,148	—	—	—	4,148

Net cash (used in) provided by financing activities	(1,882)	175,058	(8,115)	(7,693)	12,649	170,017

Net decrease in cash and cash equivalents	—	(846)	(3,597)	—	—	(4,443)

Cash and cash equivalents at beginning of period	1	9,604	11,633	—	—	21,238

Cash and cash equivalents at end of period	$1	$8,758	$8,036	$—	$—	$16,795

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Cash Flows
Thirty-Nine Weeks Ended November 3, 2007

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$2,091	$(147,891)	$45,591	$9,363	$(14,103)	$(104,949)

Cash flows from investing activities:
Capital expenditures	—	(51,268)	(37,784)	—	—	(89,052)
Acquisition, net of cash acquired	—	(62)	—	—	—	(62)
Proceeds from sale of property, fixtures and equipment	—	52	168	2,495	—	2,715

Net cash (used in) provided by investing activities	—	(51,278)	(37,616)	2,495	—	(86,399)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(494,634)	(1,445)	(7,440)	—	(503,519)
Proceeds from issuance of long-term debt	—	674,971	—	—	—	674,971
Intercompany financing activity	—	(2,091)	(7,602)	(4,410)	14,103	—
Cash dividends paid	(2,575)	—	—	—	—	(2,575)
Proceeds from stock options exercised	484	—	—	—	—	484
Excess tax benefit from share-based compensation	—	548	—	—	—	548
Deferred financing costs paid	—	(276)	—	(8)	—	(284)
Increase in bank overdraft balances	—	20,966	—	—	—	20,966

Net cash (used in) provided by financing activities	(2,091)	199,484	(9,047)	(11,858)	14,103	190,591

Net increase (decrease) in cash and cash equivalents	—	315	(1,072)	—	—	(757)

Cash and cash equivalents at beginning of period	1	7,384	17,348	—	—	24,733

Cash and cash equivalents at end of period	$1	$7,699	$16,276	$—	$—	$23,976

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For purposes of the following discussion, references to “second quarter of 2008” are to the thirteen-week period ended August 2, 2008. References to “third quarter of 2008” and “third quarter of 2007” are to the thirteen-weeks ended November 1, 2008 and November 3, 2007, respectively. References to “2008” and “2007” are to the thirty-nine weeks ended November 1, 2008 and November 3, 2007, respectively. References to “fiscal 2008” and “fiscal 2007” are to the fifty-two weeks ending January 31, 2009 and the fifty-two weeks ended February 2, 2008, respectively. References to “the Company,” “we,” “us,” and “our” refer to The Bon-Ton Stores, Inc. and its subsidiaries.
Overview
We are one of the largest regional department store operators in the United States, offering a broad assortment of brand-name fashion apparel and accessories for women, men and children. Our merchandise offerings also include cosmetics, home furnishings and other goods. Due primarily to the acquisition of The Elder-Beerman Stores Corp. in October 2003 and the acquisition of the Northern Department Store Group (“Carson’s”) from Saks Incorporated in March 2006, we have grown dramatically in recent years. Sales increased from $713 million in fiscal 2002 to $3.4 billion in fiscal 2007, and the number of stores increased from 72 stores operating in nine states in the Northeast to our current 281 stores in 23 states in the Northeast, Midwest and upper Great Plains. These stores, which include 12 furniture galleries and encompass a total of approximately 26 million square feet, are operated under the Bon-Ton, Bergner’s, Boston Store, Carson Pirie Scott, Elder-Beerman, Herberger’s and Younkers nameplates and, in the Detroit, Michigan area, under the Parisian nameplate.
We compete in the department store segment of the U.S. retail industry. The department store industry continues to evolve in response to ongoing consolidation among merchandise vendors as well as the evolution of competitive retail formats — mass merchandisers, national chain retailers, specialty retailers and online retailers. Our segment of the retail industry is highly competitive, and we foresee competitive pressures continuing in the future. In addition, the economic environment has been challenging in 2008 and we expect it to remain so in the near-term. As such, in fiscal 2008 we expect a comparable store sales decrease of 6.5 to 7.5 percent, a reduced gross margin rate and reduced selling, general and administrative (“SG&A”) expense as compared with fiscal 2007 results. Further deterioration of general economic conditions could negatively impact our expected operating results.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Results of Operations
The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Other income	3.1	3.2	3.2	3.1

	103.1	103.2	103.2	103.1

Costs and expenses:
Costs of merchandise sold	64.4	65.2	64.9	64.6
Selling, general and administrative	36.1	34.0	36.4	35.1
Depreciation and amortization	4.1	3.9	4.2	3.9
Amortization of lease-related interests	0.2	0.2	0.2	0.2
Goodwill impairment	—	—	0.8	—

(Loss) income from operations	(1.7)	—	(3.3)	(0.6)
Interest expense, net	3.4	3.5	3.5	3.7

Loss before income taxes	(5.1)	(3.5)	(6.8)	(4.3)
Income tax benefit	(3.1)	(1.0)	(2.9)	(1.5)

Net loss	(2.0)%	(2.5)%	(3.9)%	(2.9)%

Third Quarter of 2008 Compared with Third Quarter of 2007
Net sales: Net sales in the third quarter of 2008 were $724.9 million, compared with $780.8 million in the third quarter of 2007, reflecting a decrease of $55.9 million, or 7.2%. The Company’s comparable store sales decreased 8.3% in the third quarter of 2008. We believe the comparable store sales decline was due to recent events in the financial markets and their impact on the wider economy, resulting in further weakened consumer confidence which has pressured consumer spending.
The best performing merchandise categories in the third quarter of 2008 were Coats (included in Women’s Apparel) and Children’s Apparel. Sales in Coats were driven by the arrival of seasonal weather and promotional activity in the period. Children’s Apparel sales benefited from expanded and improved product selection in outerwear and branded playwear. The poorest performing categories in the period were Furniture (included in Home) and Petites, Better Sportswear and Dresses (all of which are included in Women’s Apparel). Furniture sales were impacted by the continued deterioration in consumer spending for more expensive items. Apparel sales in Petites, Better Sportswear and Dresses remain difficult as economic concerns have resulted in reduced discretionary spending by our customer.
Other income: Other income, which includes income from revenues received under a credit card program agreement with HSBC Bank Nevada, N.A., leased departments and other customer revenues, was $22.7 million, or 3.1% of net sales, in the third quarter of 2008 as compared with $24.8 million, or 3.2% of net sales, in the third quarter of 2007. The decrease was primarily due to reduced sales volume in the period.
Costs and expenses: Gross margin in the third quarter of 2008 decreased $13.9 million to $258.1 million, as compared with $272.0 million in the comparable prior year period. The decrease in gross margin dollars is attributable to decreased sales volume. Gross margin as a percentage of net sales increased 0.8 percentage point to 35.6% in the third quarter of 2008 from 34.8% in the same period last year, primarily due to a decreased net markdown rate on reduced levels of inventory, improved aging of inventory and reduced distribution costs.
SG&A expense in the third quarter of 2008 was $261.9 million as compared with $265.4 million in the third quarter of 2007, reflecting a decrease of $3.5 million. The decrease primarily resulted from expense reductions in payroll and benefits in response to our sales trend, partially offset by incremental advertising expenditures in the period. The current year expense rate increased 2.1 percentage points to 36.1% of net sales, compared with 34.0% for the same period last year, as we were unable to leverage our expense savings due to the shortfall in sales.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Depreciation and amortization expense and amortization of lease-related interests decreased $0.4 million, to $31.0 million in the third quarter of 2008 from $31.4 million in the third quarter of 2007.
(Loss) income from operations: The loss from operations in the third quarter of 2008 was ($12.0) million, or 1.7% of net sales, as compared with minimal income from operations in the comparable prior year period.
Interest expense, net: Net interest expense was $24.7 million, or 3.4% of net sales, in the third quarter of 2008 as compared with $27.4 million, or 3.5% of net sales, in the third quarter of 2007. The $2.7 million decrease primarily reflects decreased borrowing levels and reduced interest rates.
Income tax benefit: The income tax benefit reflects an effective tax rate of 61.0% in the third quarter of 2008, as compared with 29.2% in the third quarter of 2007. The current year increase resulted primarily from a favorable adjustment, pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), of $7.0 million resulting from a statute-of-limitations expiration and, to a lesser extent, the impact on state income taxes from changes to the mix of taxable income and losses within various subsidiaries of the Company.
Net loss: Net loss in the third quarter of 2008 was $14.3 million, or 2.0% of net sales, compared with a net loss of $19.4 million, or 2.5% of net sales, in the third quarter of 2007.
2008 Compared with 2007
Net sales: Net sales in 2008 were $2,098.6 million, compared with $2,227.0 million in 2007, reflecting a decrease of $128.5 million, or 5.8%. Comparable store sales decreased 6.3% in 2008. We believe the comparable store sales decline reflects the challenging economic environment throughout the thirty-nine week period — largely the result of mortgage and credit market concerns, a weak housing market and rising energy prices — which has pressured consumer spending.
The best performing categories in 2008 were Coats (included in Women’s Apparel) and Children’s Apparel. Sales in Coats benefited from a strong third quarter performance, primarily due to seasonal weather and promotional activity. Sales increases in Children’s Apparel primarily reflect growth within our private brand labels as well as expanded and improved product selection in key categories. The poorest performing categories in the period were Moderate Sportswear and Dresses (both included in Women’s Apparel) and Furniture (included in Home). Sales in Moderate Sportswear and Dresses have been impacted by the challenging economic environment, which has resulted in reduced consumer spending on discretionary items. Moderate Sportswear was also affected by the decision made in fiscal 2007 by certain of our key vendors to exit the moderate sportswear business. We began receiving merchandise from new, replacement vendors in the third quarter of 2008, including some brands that are exclusive to Bon-Ton in our markets. Furniture sales were impacted by the continued deterioration in consumer spending for big-ticket purchases.
Other income: Other income was $67.0 million, or 3.2% of net sales, in 2008 as compared with $69.9 million, or 3.1% of net sales, in 2007. The decrease primarily reflects reduced sales volume.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Costs and expenses: Gross margin in 2008 was $737.3 million as compared with $788.3 million in 2007, reflecting a decrease of $51.0 million. The decrease in gross margin dollars is due to the decreased sales volume in the period and the reduction in the gross margin rate. Gross margin as a percentage of net sales decreased 0.3 percentage point to 35.1% in the current year from 35.4% last year, primarily due to an increased net markdown rate.
SG&A expense in 2008 was $764.1 million compared with $781.4 million in 2007, reflecting a decrease of $17.3 million. The decrease primarily resulted from expense reductions in payroll, benefits and advertising in response to our sales trend. Other expense reductions were due to increased efficiencies in operations and prior year store closing expenses. Despite the expense savings, the expense rate in 2008 increased 1.3 percentage points to 36.4% of net sales, compared with 35.1% in 2007, due to the reduced sales volume.
Depreciation and amortization expense and amortization of lease-related interests increased $1.2 million, to $92.3 million in 2008 from $91.1 million in 2007, primarily the result of increased expense associated with prior year asset additions.
The Company recorded a non-cash goodwill impairment charge of $17.8 million in the second quarter of 2008 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangible Assets” (“SFAS No. 142”) as, based upon our review, the fair value of the Company’s single reporting unit, estimated using a combination of our common stock trading value as of the end of the second quarter of 2008, a discounted cash flow analysis and other generally accepted valuation methodologies, was less than the carrying amount. See Note 3 in Notes to Consolidated Financial Statements.
Loss from operations: The loss from operations in 2008 was $69.8 million, or 3.3% of net sales, as compared with $14.3 million, or 0.6% of net sales, in 2007.
Interest expense, net: Net interest expense was $73.4 million, or 3.5% of net sales, in 2008 as compared with $82.3 million, or 3.7% of net sales, in 2007. The $8.9 million decrease principally reflects decreased borrowing levels and reduced interest rates in 2008, as well as $1.0 million of prior year expense incurred for the early extinguishment of debt.
Income tax benefit: The income tax benefit reflects an effective tax rate of 42.6% in 2008, as compared with 34.1% in 2007. The current year increase resulted primarily from a favorable adjustment, pursuant to the provisions of FIN No. 48, of $7.0 million resulting from a statute-of-limitations expiration and, to a lesser extent, the impact on state income taxes from changes to the mix of taxable income and losses within various subsidiaries of the Company.
Net loss: Net loss in 2008 was $82.2 million, or 3.9% of net sales, compared with a net loss of $63.6 million, or 2.9% of net sales, in 2007.
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

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Liquidity and Capital Resources
The following table summarizes material measures of the Company’s liquidity and capital resources:

	November 1,	November 3,
(Dollars in millions)	2008	2007

Working capital	$555.0	$550.1
Current ratio	1.96:1	1.86:1
Debt to total capitalization (1)	0.82:1	0.83:1
Unused availability under lines of credit (2)	$213.7	$253.6

(1)	Debt includes obligations under capital leases. Total capitalization includes shareholders’ equity, debt and obligations under capital leases.

(2)	Subject to a minimum borrowing availability covenant of $75 as of November 1, 2008 and November 3, 2007.
Our primary sources of working capital are cash flows from operations and borrowings under our revolving credit facility, which provides for up to $1.0 billion in borrowings.
The decrease in unused availability under lines of credit as compared with the prior year primarily reflects our ability to utilize our liquidity position to support certain vendors, primarily those smaller in size, while taking advantage of discount terms that have been offered on short-term accelerated payments to benefit gross margin in subsequent periods. These short-term accelerated payments are expected to continue through the holiday season. We expect our excess borrowing capacity to increase in the fourth quarter, consistent with the prior year pattern, which will support the working capital and operational needs of our business.
Net cash used in operating activities was $98.1 million and $104.9 million in 2008 and 2007, respectively. The decrease primarily reflects reduced working capital requirements, most notably in income taxes payable and accrued expenses.
Net cash used in investing activities was $76.3 million in 2008, as compared with $86.4 million in 2007, primarily the result of reduced capital expenditures in the current year.
Net cash provided by financing activities was $170.0 million in 2008, as compared with $190.6 million in the prior year. The change primarily reflects reduced net borrowings due to decreased cash requirements for current year operating activities and reduced capital expenditures.
Aside from planned capital expenditures, our primary cash requirements will be to service debt and finance working capital increases during peak selling seasons.
We paid a quarterly cash dividend of $0.05 per share on shares of Class A Common Stock and Common Stock on May 1, 2008, August 1, 2008 and November 3, 2008 to shareholders of record as of April 15, 2008, July 15, 2008 and October 15, 2008, respectively. Additionally, a quarterly cash dividend of $0.05 per share was declared on November 18, 2008, payable February 2, 2009 to shareholders of record as of January 15, 2009. Our Board of Directors will consider dividends in subsequent periods as it deems appropriate.
Capital expenditures for 2008, which do not reflect landlord contributions of approximately $14.7 million, totaled $76.6 million. Capital expenditures for fiscal 2008, reduced by landlord contributions, are planned at approximately $70.0 million. Included in these planned amounts are expenditures relating to the opening of two new stores, expansions of two stores and renovation of an existing store as well as expenditures relating to information systems.

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
Prior to the Carson’s acquisition, we utilized the last-in, first-out (“LIFO”) cost basis for all our inventories. In connection with the Carson’s acquisition, we evaluated the inventory costing for the acquired inventories and elected the first-in, first-out (“FIFO”) cost basis for the majority of the acquired Carson’s locations. As of February 2, 2008, approximately 32% of our inventories were valued using a FIFO cost basis and approximately 68% of our inventories were valued using a LIFO cost basis. As is currently the case with many companies in the retail industry, our LIFO calculations yielded inventory increases in recent prior years due to deflation reflected in price indices used. The LIFO method values merchandise sold at the cost of more recent inventory purchases (which the deflationary indices indicated to be lower), resulting in the general inventory on-hand being carried at the older, higher costs. Given these higher values and the promotional retail environment, we have reduced the carrying value of our LIFO inventories to an estimated realizable value. These reductions totaled $37.0 million as of November 1, 2008 and February 2, 2008. Inherent in the valuation of inventories are significant management judgments and estimates regarding future merchandise selling costs and pricing. Should these estimates prove to be inaccurate, we may have overstated or understated our inventory carrying value. In such cases, operating results would ultimately be impacted.
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
Our net deferred tax assets were $106.1 million and $104.9 million at November 1, 2008 and February 2, 2008, respectively. In assessing the realizability of the deferred tax assets, we considered whether it was more likely than not that the deferred tax assets, or a portion thereof, will be realized. As part of our assessment, we evaluated and weighted the various components of positive and negative evidence as prescribed by SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) including, among others, the scheduled reversal of deferred tax liabilities, projected future taxable income and limitations pursuant to Section 382 of the Internal Revenue Code, and loss carry-back capacity. As a result, we concluded that a valuation allowance against a portion of the net deferred tax assets was appropriate. Valuation allowances of $8.7 million and $14.3 million were recorded at November 1, 2008 and February 2, 2008, respectively.
If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may need to be adjusted, which could materially impact our financial position and results of operations. Specifically, if future measurements indicate that the negative evidence, including the three-year cumulative loss provision of SFAS No. 109, outweighs the positive evidence, this could lead to a need for valuation allowances against most or all of our deferred tax assets.
Effective February 4, 2007, we adopted the provisions of FIN No. 48, which prescribes a recognition and derecognition threshold and measurement element for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Accordingly, we establish reserves for certain tax positions that we believe are supportable, but are potentially subject to successful challenge by applicable taxing authorities. However, interpretations and guidance surrounding income tax laws and regulations change over time. Changes in our assumptions and judgments could materially impact our financial position and results of operations. In the third quarter of 2008, we recorded an income tax benefit of $7.0 million reflecting a reduction of certain tax exposure reserves resulting from a statute-of-limitations expiration. This $7.0 million includes a decrease of approximately $5.1 million in valuation allowances relating to deferred tax assets reduced concurrently with this statute-of-limitations expiration.
Long-lived Assets
Property, fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in our business model or capital strategy can result in the actual useful lives differing from estimates. In cases where we determined the useful life of property, fixtures and equipment should be shortened, we depreciated the net book value in excess of the salvage value over the revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or leasehold improvements could also result in shortened useful lives. Our net property, fixtures and equipment amounted to $870.4 million and $885.5 million at November 1, 2008 and February 2, 2008, respectively.

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
If the undiscounted cash flows associated with the asset are insufficient to support the recorded asset, an impairment loss is recognized for the amount (if any) by which the carrying amount of the asset exceeds the fair value of the asset. Cash flow estimates are based on historical results, adjusted to reflect our best estimate of future market and operating conditions. Estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions, if available. Should cash flow estimates differ significantly from actual results, an impairment could arise and materially impact our financial position and results of operations. Given the seasonality of operations, impairment is not conclusive, in many cases, until after the holiday period in the fourth quarter is concluded. A continued slowdown in the economy could potentially result in adjustments to the current valuation of certain long-lived assets.
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
Goodwill and Intangible Assets
Net intangible assets totaled $158.6 million and $165.9 million at November 1, 2008 and February 2, 2008, respectively. Our intangible assets at November 1, 2008 are principally comprised of $79.0 million of lease interests that relate to below-market-rate leases and $79.6 million associated with trade names, private label brand names and customer lists. The lease-related interests and the portion of private label brand names subject to amortization are being amortized using a straight-line method. The customer lists are being amortized using a declining-balance method. At November 1, 2008, trade names and private label brand names of $62.2 million have been deemed as having indefinite lives.
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
In the second quarter of 2008 we completed a review of the carrying value of goodwill in accordance with SFAS No. 142 and, as a result, recorded a goodwill impairment charge of $17.8 million. The charge reduced the balance of goodwill to zero at November 1, 2008 from the $17.8 million balance at February 2, 2008. Other indefinite-lived intangible assets were reviewed in the second quarter of 2008 as well, with the determination that no impairment adjustments were required on these assets at that time. A continued or incremental slowdown in the economy or an uncertain economic outlook could potentially result in adjustments to the current valuation of intangible assets.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Insurance Reserve Estimates
We use a combination of insurance and self-insurance for a number of risks, including workers’ compensation, general liability and employee-related health care benefits. A portion of the cost of the latter is paid by our associates. We determine the estimates for the liabilities associated with these risks by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. A change in claims frequency and severity of claims from historical experience as well as changes in state statutes and the mix of states in which we operate could result in a change to the required reserve levels.
Pension and Supplementary Retirement Plans
We provide an unfunded supplementary pension plan to certain key executives. Through acquisitions, we acquired a defined benefit pension plan and assumed the liabilities of three supplementary pension plans and a postretirement benefit plan. Major assumptions used in accounting for these plans include the discount rate and the expected long-term rate of return on the defined benefit plan’s assets.
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
Changes in the assumptions regarding the discount rate and expected return on plan assets may result in materially different expense and liability amounts. Actuarial estimations may differ materially from actual results, reflecting many factors including changing market and economic conditions, changes in investment strategies, higher or lower withdrawal rates and longer or shorter life-spans of participants. The economic environment has negatively impacted the value of plan assets such that the recognition of greater expense and the acceleration of funding contributions may be required in the future.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal controls over financial reporting that occurred during the thirteen weeks ended November 1, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As disclosed in the Company’s Quarterly Report filed on Form 10-Q with the Securities and Exchange Commission on September 10, 2008, a settlement of this action was reached in the second quarter of 2008. The outcome of this matter had no material effect on the Company’s financial condition, results of operations or liquidity.
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

THE BON-TON STORES, INC.
DATE: December 10, 2008	BY:	/s/ Byron L. Bergren
Byron L. Bergren
President and Chief Executive Officer

DATE: December 10, 2008	BY:	/s/ Keith E. Plowman
Keith E. Plowman
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

THE BON-TON STORES, INC.
EXHIBIT INDEX

Exhibit	Description	Document Location
31.1	Certification of Byron L. Bergren	Filed herewith.

31.2	Certification of Keith E. Plowman	Filed herewith.

32.1	Certification Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934	Furnished herewith.