Form 10-K
period 2009-01-31
BON TON STORES INC
filed 2009-04-15
CIK 878079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	Commission File Number
January 31, 2009	0-19517

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $58.7 million as of the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation only, the registrant has excluded all shares held in the treasury or that may be deemed to be beneficially owned by executive officers and directors of the registrant. By doing so, the registrant does not concede that such persons are affiliates for purposes of the federal securities laws.

As of March 27, 2009, there were 15,282,373 shares of Common Stock, $.01 par value, and 2,951,490 shares of Class A Common Stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2009 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference in Part III to the extent described in Part III.

The Bon-Ton Stores, Inc. operates on a fiscal year, which is the 52 or 53 week period ending on the Saturday nearer January 31 of the following calendar year. References to “2008,” “2007” and “2006” represent the 2008 fiscal year ended January 31, 2009, the 2007 fiscal year ended February 2, 2008 and the 2006 fiscal year ended February 3, 2007, respectively. References to “2009” represent the 2009 fiscal year ending January 30, 2010.

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

Overview

The Company was founded in 1898 and is one of the largest regional department store operators in the United States, offering a broad assortment of brand-name fashion apparel and accessories for women, men and children as well as cosmetics, home furnishings and other goods. We currently operate 280 stores in mid-size and metropolitan markets in 23 Northeastern, Midwestern and upper Great Plains states under the Bon-Ton, Bergner’s, Boston Store, Carson Pirie Scott, Elder-Beerman, Herberger’s and Younkers nameplates and, under the Parisian nameplate, stores in the Detroit, Michigan area, encompassing a total of approximately 26 million square feet.

Industry Overview

We compete in the department store segment of the U.S. retail industry. Department stores have historically dominated apparel and accessories retailing, occupying a cornerstone in the U.S. retail landscape for more than 100 years. Over time, department stores have evolved from single unit, family owned, urban locations to regional and national chains serving communities of all sizes. Today, we operate in a highly competitive, highly fragmented and rapidly changing environment as the department store industry continues to evolve in response to consolidation among merchandise vendors as well as the evolution of competitive retail formats — mass merchandisers, national chain retailers, specialty retailers and online retailers.

Our operating results and performance, and that of our competitors, depend significantly on economic conditions and their impact on consumer spending. During 2008, a combination of economic factors created an extremely adverse environment for the retail industry, including the department store sector. We believe that these factors included volatility in the capital markets, with limited or no access to credit for many companies and consumers. These credit market conditions, the general downturn in the U.S. economy, and weakening consumer sentiment contributed to a significant reduction in consumer spending as compared with 2007 and other recent years.

Merchandise

Merchandise Mix

Our stores offer a broad assortment of quality fashion apparel and accessories for women, men and children, as well as cosmetics, home furnishings and other goods at moderate and better price points. Our comprehensive merchandise assortment includes nationally distributed brands at competitive prices and unique product at compelling values through our private brands. We further differentiate our merchandise assortment with exclusive product from nationally distributed brands. The following table illustrates our net sales by product category for the last three years:

Merchandise Category	2008	2007	2006

Women’s Apparel	25.6%	26.2%	26.4%
Home	17.6	17.8	18.3
Cosmetics	13.1	12.6	12.4
Men’s Apparel	12.8	13.1	13.2
Footwear	8.1	8.0	7.6
Accessories	8.0	7.9	8.2
Children’s Apparel	6.9	6.4	6.0
Intimate Apparel	4.3	4.2	4.2
Juniors’ Apparel	3.6	3.8	3.7

Total	100.0%	100.0%	100.0%

Nationally Distributed Brands

Our nationally distributed brand assortment includes many of the most well-known and popular labels in the apparel, accessories, footwear, cosmetics and home furnishings industries such as Calvin Klein, Chanel, Coach, Easy Spirit, Bandolino, Børn, Clarks, Estée Lauder, Jones New York, Liz Claiborne, Anne Klein II, Nautica, Columbia, Nine West, OshKosh and Ralph Lauren. We believe these brands enable us to position our stores as headquarters for fashion, offering both newness and wardrobe staples at competitive prices. We believe that we maintain excellent relationships with our merchandise vendors, working collaboratively to select the most compelling assortments for our customers.

Private Brands

Our exclusive private brands complement our offerings of nationally distributed brands and are a key component of our overall merchandising strategy. Our private brand portfolio includes popular brands such as Victor by Victor Alfaro, Studio Works, Living Quarters, Relativity, Laura Ashley, Consensus, Cuddle Bear, Ruff Hewn, Statements, Breckenridge, Kenneth Roberts and Karen Neuberger Home. By providing exclusive fashion products at price points that are more attractive than nationally distributed brand alternatives, our private brand program creates value for our customers and increases our brand exclusiveness, competitive differentiation and customer loyalty. Our private brand program also presents the opportunity to increase our overall gross margin by virtue of the more efficient cost structure inherent in the design and sourcing of in-house brands.

Vendor Relationships and Sourcing

Our highly experienced team of buyers has developed long-standing and strong relationships with many of the leading vendors in the marketplace. Our scale, geographic footprint and market leadership make us an important distribution channel for leading merchandise vendors to reach their target consumers. We believe that our status as a key account to many of our vendors serves to strengthen our ability to negotiate for merchandise exclusive to our stores as well as better pricing terms. We monitor and evaluate the sales and profitability performance of each vendor and adjust our purchasing decisions based upon the results of this analysis.

Consistent with industry practice, we receive allowances from certain of our vendors in support of the merchandise sold to us that was marked down or that did not allow us to achieve certain margins upon sale to our customers. Additionally, we receive advertising allowances and reimbursement of certain payroll expenses from some of our vendors, which primarily represent reimbursements of specific, incremental and identifiable costs incurred to promote and sell the vendors’ merchandise.

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

We maintain an active calendar of in-store events to promote our sales efforts. These events include appearances by well-known designers and personalities, trunk shows, fashion shows and cosmetic makeovers from leading makeup artists.

Proprietary Credit Card

Evidencing our customer satisfaction and loyalty is the high penetration rate of our proprietary credit card program that is administered by HSBC Bank Nevada, N.A. (“HSBC”). We have over 4.6 million active proprietary credit card holders.

Our proprietary credit card loyalty program is designed to cultivate long-term relationships with our customers. The loyalty program offers rewards and privileges to all members meeting annual earned points requirements. Our targeted loyalty program focuses on our most active customers and includes marketing features such as advanced sales notices and extra savings events. Included in our five-year strategic plan is the objective to increase proprietary credit card penetration as a driver of total sales growth. To achieve this goal, we implemented a new proprietary credit card loyalty program called “Your Rewards” in August 2008. Your Rewards expands the customer savings element of our previous programs and provides greater shopping flexibility and customer rewards.

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

We believe that we compare favorably with our competitors with respect to quality, depth and breadth of merchandise, prices for comparable quality merchandise, customer service and store environment. We also believe our knowledge of and focus on small to mid-size markets, developed over our many years of operation, give us an advantage in these markets that cannot be readily duplicated. In markets in which we face traditional department store competition, we believe that we compete effectively.

Trademarks and Trade Names

We own or license various trademarks and trade names, including our store nameplates and private brands. We believe our trademarks and trade names are important and that the loss of certain of our trademarks or trade names, particularly the store nameplates, could have a material adverse effect on us. We are not aware of any claims of infringement or other challenges to our right to use our trademarks in the United States that would have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Information Technology and Systems

During 2008, we continued our investment in technology infrastructure equipment and software. We focused on updating systems and improving business processes with emphasis on customer service, associate productivity and the reduction of operating costs. A multi-year program to implement Bon-Ton’s advanced point-of-sale system in the Carson’s stores was begun in 2007; currently, 50 Carson’s stores have been completed with an additional 17 scheduled for implementation in 2009. Our eCommerce store, which was established in 2007, continued its growth in sales and available assortment. A new third-party fulfillment capability offering merchandise not carried in store locations was added to our eCommerce store, significantly expanding our merchandise offerings. Advanced web technologies at our eCommerce store offer customers efficient and easy-to-use features such as optimized product search capabilities and provide us with an effective delivery vehicle for tailored marketing programs. In 2008, we completed upgrades to our security systems, communications networks and policies to improve data security. We achieved certified compliance to Payment Card Industry (PCI) Data Security Standards, providing increased protection for customer information. We also implemented the first half of our consolidated telecommunications network to streamline both voice and data communications, increase capacity and speed, and significantly reduce communications costs. It is anticipated that this project will be completed in 2009.

Inventory Management

Our merchandising function is centralized, with a staff of buyers and a planning and allocation team who have responsibility for determining the merchandise assortment, quantities to be purchased and allocation of merchandise to each store.

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

Our distribution facilities are electronically monitored by our merchandising staff to facilitate the distribution of goods to our stores. We utilize electronic data interchange (EDI) technology with most vendors, which is designed to move merchandise onto the selling floor quickly and cost-effectively by allowing vendors to deliver merchandise pre-labeled for individual store locations. In addition, we utilize high-speed automated conveyor systems to scan bar coded labels on incoming cartons of merchandise and direct cartons to the proper processing areas. Most of our merchandise is unloaded in the receiving area and immediately “cross-docked” to the shipping dock for delivery to the stores. Certain processing areas are staffed with personnel equipped with hand-held radio frequency terminals that can scan a vendor’s bar code and transmit the necessary information to a computer to record merchandise on hand. We utilize third-party carriers to distribute our merchandise to our stores.

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

We have a customer return policy allowing customers to return merchandise with proper documentation. A reserve is provided in our consolidated statements of operations for estimated merchandise returns, based on historical returns experience, and is reflected as an adjustment to sales and costs of merchandise sold.

Seasonality

Our business, like that of most retailers, is subject to seasonal fluctuations, with the major portion of sales and income realized during the second half of each year, which includes the holiday season. Due to the fixed nature of certain costs, our selling, general and administrative (“SG&A”) expenses are typically higher as a percentage of net sales during the first half of each year. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full year. In addition, quarterly results of operations depend upon the timing and amount of revenues and costs associated with the opening, closing and remodeling of existing stores.

Capital Investments

We make capital investments to support our long-term business goals and objectives. We invest capital in new and existing stores, distribution and support facilities, and information technology.

In 2009, we expect capital expenditures to total approximately $40 million, net of approximately $7 million of landlord contributions, reflecting a reduction from the prior year’s expenditures of approximately $85 million. As part of our focus on continually improving our store base, capital will be employed for remodels and expansions of certain stores, and on-going store upgrades. We are focused on maintaining the quality of our stores and our brand equity while prudently limiting expenditures in response to current economic conditions.

In 2009, we do not plan to open any new stores. We will be relocating one store to a larger space in the same shopping mall and closing the existing store.

We believe capital investments for information technology are necessary to support our business strategies. We are continually upgrading our information systems to improve efficiency and productivity. Included in the 2009 capital budget are expenditures for numerous information technology projects, most notably on-going efforts to implement Bon-Ton’s advanced point-of-sale system in the Carson’s stores.

Associates

As of March 27, 2009, we had approximately 29,100 full-time and part-time associates. We employ additional part-time associates during peak selling periods. We believe that our relationship with our associates is good.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available without charge on our website, www.bonton.com, as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission (“SEC”).

We also make available on our website, free of charge, the following documents:

•	Audit Committee Charter

•	Human Resources and Compensation Committee Charter

•	Governance and Nominating Committee Charter

•	Code of Ethical Standards and Business Practices

Executive Officers

The following table sets forth certain information regarding our executive officers as of March 27, 2009:

NAME	AGE	POSITION

Tim Grumbacher	69	Executive Chairman of the Board of Directors
Byron L. Bergren	62	President and Chief Executive Officer and Director
Anthony J. Buccina	58	Vice Chairman, President — Merchandising
Stephen R. Byers	55	Vice Chairman — Stores, Visual, Construction, Real Estate, Distribution & Logistics, Loss Prevention
Dennis R. Clouser	56	Executive Vice President — Human Resources, Corporate Procurement & Operations and Information Services
Keith E. Plowman	51	Executive Vice President — Finance; Chief Financial Officer and Principal Accounting Officer
Barbara J. Schrantz	50	Executive Vice President — Sales Promotion and Marketing

Mr. Grumbacher has been Executive Chairman of the Board of Directors since February 2005. He served as Chairman of the Board of Directors from August 1991 to February 2005. He was Chief

Executive Officer from 1985 to 1995 and from June 2000 to August 2004. From 1977 to 1989 he was President.

Mr. Bergren has been President and Chief Executive Officer since August 2004. Mr. Bergren, who joined the Company in November 2003 as Vice Chairman and served as President and Chief Executive Officer of Elder-Beerman from February 2002 through August 2004, served in senior executive positions at Belk from 1985 to 2002.

Mr. Buccina was appointed Vice Chairman, President — Merchandising in June 2006. He had been President and Chief Merchandising Officer of Carson’s from April 2006 to June 2006. Prior to that time, he had served as President — Head Merchant of the Northern Department Store Group of Saks (“NDSG”) for more than five years.

Mr. Byers was appointed to his current position in February 2008. He served as Vice Chairman — Stores, Operations, Private Brand, Planning & Allocation from October 2006 to February 2008, and as Executive Vice President — Stores and Visual Merchandising from April 2006 to October 2006. Prior to that time, he had served as Executive Vice President of Stores and Visual Merchandising of NDSG since August 2004. He held the post of Senior Vice President / Territory Director of Stores for Kohl’s Corporation between 2000 and August 2004.

Mr. Clouser has been Executive Vice President — Human Resources since April 2006, and assumed additional responsibilities for Corporate Procurement, Corporate Operations and Information Services in February 2008. He served as Senior Vice President — Human Resources from February 2005 to April 2006 and Vice President — Employment and Training from April 2004 to February 2005. For more than four years prior to that time, he was Senior Vice President — Human Resources at Elder-Beerman.

Mr. Plowman has been Executive Vice President — Finance since April 2006, Chief Financial Officer since May 2005 and Principal Accounting Officer since June 2003. He served as Senior Vice President — Finance from September 2001 to April 2006.

Ms. Schrantz has been Executive Vice President — Sales Promotion and Marketing since March 2009. Prior to that, she served as Executive Vice President — Stores and Visual since March 2008. She served as Senior Vice President — Merchandise Planning and Internet Marketing from September 2006 to February 2008, and as Senior Vice President — Product Development and Private Brand from September 2005 to August 2006. Before joining the Company, Ms. Schrantz held various merchandising posts of increasing responsibility at the Proffitts/McRae’s division of Saks for more than five years.

Item 1A.	Risk Factors

Cautionary Statements Relating to Forward-Looking Information

We have made, in this Annual Report on Form 10-K, forward-looking statements relating to developments, results, conditions or other events we expect or anticipate will occur. These statements may relate to revenues, earnings, store openings, business strategy, general economic conditions, market conditions and the competitive environment. The words “believe,” “may,” “might,” “will,” “estimate,” “intend,” “expect,” “anticipate,” “plan” and similar expressions as they relate to the Company, or future or conditional verbs, such as “will,” “should,” “would,” “may” and “could,” are intended to identify forward-looking statements. Forward-looking statements are based on management’s then-current views and assumptions and we undertake no obligation to update them. Forward-looking statements are subject to risks and uncertainties, and actual results may differ materially from those projected.

An investment in our securities carries certain risks. Investors should carefully consider the risks described below and other risks which may be disclosed in our filings with the SEC before investing in our securities.

There can be no assurance that our liquidity will not be adversely affected by changes in the financial markets and global economy.

Historically, we have generated cash flow from operating activities and used supplemental borrowings under our credit facility to provide the liquidity we need to operate our business. The downturn in the global economy and the recent distress in the financial markets have resulted in extreme volatility in the capital markets and diminished liquidity and credit availability. The tightening of credit markets could make it more difficult for us to access funds, to refinance our existing indebtedness, to enter into agreements for new indebtedness or to obtain funding through the issuance of securities and could potentially increase our borrowing costs. If such conditions were to persist, we would seek alternative sources of liquidity, but there can be no assurance that we would be successful in obtaining such additional liquidity. As a result, we may not be able to meet our obligations as they become due.

General economic conditions could have an adverse effect on our financial condition and results of operations.

Consumer spending habits, including spending for the merchandise that we sell, are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, prevailing interest rates and credit terms, housing costs, energy costs, income tax rates and policies, inflation, consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns may be influenced by consumers’ disposable income, credit availability and debt levels. A continued or incremental slowdown in the United States’ economy or an uncertain economic outlook could adversely affect consumer spending habits, resulting in lower net sales and profits, including the potential write-down of the current valuation of long-lived assets, intangible assets and deferred tax assets.

Our vendors, landlords, lenders and other business partners could also be adversely affected by difficult economic conditions. This, in turn, could impact us through increasing the risk of bankruptcy of our vendors, landlords, lenders and business partners, increasing the cost of goods, creating a void in product, reducing access to liquid funds or credit, increasing the cost of credit or other impacts which we are unable to fully anticipate.

We conduct our operations in a highly competitive retail environment which could have an adverse effect on our business, financial condition and results of operations.

We compete with other department stores and many other retailers, including store-based, mail-order and internet retailers. Many of our competitors have financial and marketing resources that greatly exceed ours. The principal competitive factors in our business are price, quality and selection of merchandise, reputation, store location, advertising and customer service. We cannot ensure that we will be able to compete successfully against existing or future competitors, or that prolonged periods of deep discount pricing by our competitors during periods of weak consumer confidence or economic instability will not have a material adverse effect on our business. Our expansion into new markets served by our competitors and the entry of new competitors into, or expansion of existing competitors in, our markets could have a material adverse effect on our business, financial condition and results of operations.

Failure to maintain key vendor and factor relationships may adversely affect our business, financial condition and results of operations.

Our business is dependent to a significant degree upon close relationships with our vendors and their factors and our ability to purchase brand name merchandise at competitive prices and terms. The loss of key vendor and factor support could have a material adverse effect on our business. There can be no assurance that we will be able to acquire brand name merchandise at competitive prices or on competitive terms in the future. For example, certain merchandise that is high profile and in high demand may be allocated by vendors based upon the vendors’ internal criteria, which are beyond our control.

In addition, given the weak global markets, vendors and factors may seek assurances to protect against non-payment of amounts due them. If we continue to experience declining operating performance, and if we experience severe liquidity challenges, vendors and factors may demand that we accelerate our payment for their products. These demands could have a significant adverse impact on our operating cash flow and result in a severe diminishment of our liquidity. Under such circumstances, borrowings under our existing credit facility could reach maximum levels, in which case we would take actions to obtain additional liquidity. However, there can be no assurance that we would be successful obtaining such additional liquidity. As a result, we may not be able to meet our obligations as they become due. In addition, if our vendors are unable to access liquidity or become insolvent, they could be unable to supply us with product or continue with their support of our advertising and promotional programs. Any such disruptions could negatively impact our ability to acquire merchandise or obtain vendor allowances in support of our advertising and promotional programs, which in turn could have a material adverse impact on our business, operating results, financial condition or cash flow.

Failure to fully realize the benefits expected from our cost savings initiatives in 2009 could have a material adverse effect on our business and results of operations. Additionally, declines in sales below what is anticipated could have a material adverse effect on our business and results of operations.

There can be no assurance that we will be successful in fully realizing the anticipated benefits from our cost savings initiatives in 2009. Our ability to benefit from these initiatives is subject to both the risks affecting our business generally and the inherent difficulties associated with implementation. In addition, should our sales decline more than anticipated, we may not have the ability to further reduce costs commensurate with the decrease in sales given our high fixed cost structure. Failure to realize the benefits expected to result from these cost savings initiatives, or facing sales declines of a greater magnitude than anticipated, which could be increasingly difficult to mitigate due to our high fixed cost structure, could have a material adverse effect on our business and results of operations.

Our substantial debt could adversely affect our financial condition.

As of January 31, 2009, we had total debt of approximately $1.2 billion, which is subject to restrictions and financial covenants. This could have important consequences to our investors. For example, it could:

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

Our ability to service our debt depends upon, among other things, our ability to replenish inventory at competitive prices and terms, generate sales and maintain our stores. If we do not generate sufficient cash from our operations to service our debt obligations, we will need to take one or more actions, including refinancing our debt, obtaining additional financing, selling assets, obtaining additional equity capital, or reducing or delaying capital expenditures. We cannot be certain that our cash flow will be sufficient to allow us to pay the principal and interest on our debt and meet our other obligations. Debt under our senior secured credit facility bears interest at a floating rate, a portion of which is offset by fixed-rate swap derivatives. Accordingly, changes in prevailing interest rates may affect our ability to meet our debt service obligations. A higher interest rate on our debt would adversely affect our operating results. If we are unable to meet our debt service obligations or if we default under our credit facilities, our lenders could elect to declare all borrowings outstanding, together with accumulated and unpaid interest and other fees, immediately due and payable, which would have a material adverse effect on our business, financial condition and results of operations.

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

The agreements that govern our senior secured credit facility and mortgage loan facility, and the indenture that governs our senior unsecured notes, contain a number of covenants that limit the discretion of our management with respect to certain business matters and may impair our ability to respond to changing business and economic conditions. The senior secured credit facility, the mortgage loan facility and the indenture, among other things, restrict our ability to:

•	incur additional debt or issue guarantees of debt;

•	sell preferred stock;

•	create liens;

•	make restricted payments (including the payment of dividends or the repurchase of our common stock);

•	make certain types of investments;

•	sell stock in our restricted subsidiaries;

•	pay dividends or make payments from subsidiaries;

•	enter into transactions with affiliates; and

•	sell all or substantially all of our assets or merge or consolidate with another company.

The borrowing base calculation under our senior secured credit facility contains an inventory advance rate subject to periodic review at the lender’s discretion. Based upon the most recent inventory appraisal in February 2009, we realized a decrease in our advance rate, the effect of which would have reduced borrowing availability by $31.4 million had the new advance rate been applied to our calculation at January 31, 2009.

Our senior secured credit facility contains a financial covenant that requires us to comply with a minimum excess availability requirement of $75 million. Our ability to borrow funds for any purpose depends on our satisfying this requirement.

If we fail to comply with the financial covenant or the other restrictions contained in our senior secured credit facility, mortgage loan facility or the indenture that governs our senior unsecured notes, an event of default would occur. An event of default could result in the acceleration of our debt due to the cross-default provisions within our debt agreements. If the debt is accelerated, we would not have, and may not be able to obtain, sufficient funds to repay our debt, which could have a material adverse effect on our business, financial condition and results of operations.

Changes in the terms of our proprietary credit card program could have an adverse effect on our operations.

Our proprietary credit card program is operated, under agreement, by HSBC. HSBC issues our proprietary credit cards to our customers and we receive a percentage of the net credit sales thereunder. The inability or unwillingness of HSBC to provide support for our proprietary credit card program under similar terms or conditions as exist today may result in a decrease in credit card sales to our customers and a loss of revenues attributable to payments from HSBC. In addition, if our agreement with HSBC is terminated under circumstances in which we are unable to quickly and adequately contract with a comparable replacement vendor, our customers who have accounts under our proprietary credit card program will be unable to use their cards. This would likely result in a decrease in sales to such customers, a loss of the revenues attributable to the payments from HSBC and an adverse effect on customer goodwill, any or all of which could have a material adverse effect on our business and results of operations.

Our pension costs could increase at a higher than anticipated rate.

Significant changes in interest rates, decreases in the fair value of plan assets and investment losses on plan assets have affected and could further affect the funded status of our plans and could increase future funding requirements of the pension plans. A significant increase in future funding requirements could have a negative impact on our cash flows, financial condition and results of operations.

While we are not required to make any mandatory contributions to the defined benefit pension plan in 2009, the funded status of this plan and the related cost reflected in our financial statements are affected by various factors that are subject to an inherent degree of uncertainty, particularly in the current economic environment. Under the Pension Protection Act of 2006, continued losses of asset values may necessitate increased funding of the defined benefit pension plan in the future to meet minimum federal government requirements. The continued downward pressure on the asset values of the defined benefit pension plan may require us to fund obligations earlier than we forecasted, which would have a negative impact on cash flows from operations.

We may not be able to accurately predict customer-based trends and effectively manage our inventory levels, which could reduce our revenues and adversely affect our business, financial condition and results of operations.

It is difficult to predict what and how much merchandise consumers will want. A substantial part of our business is dependent on our ability to make correct trend decisions. Failure to accurately predict constantly changing consumer tastes, spending patterns and other lifestyle decisions, particularly given the long lead times for ordering much of our merchandise, could adversely affect our long-term relationships with our customers. Our managers focus on inventory levels and balance these levels with inventory plans and reviews of trends; however, if our inventories become too large, we may have to “mark down” or decrease our sales prices, and we may be required to sell a significant amount of unsold inventory at discounted prices or even below cost.

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

Conditions in, and the United States’ relationship with, the countries where we source our merchandise could adversely affect our business.

A majority of our merchandise is manufactured outside of the United States. Political instability or other events resulting in the disruption of trade from the countries where our merchandise is manufactured or the imposition of additional regulations relating to, or duties upon, the merchandise we import could cause significant delays or interruptions in the supply of our merchandise or increase our costs. If we are forced to source merchandise from other countries, those goods may be more expensive or of inferior quality from the merchandise we now sell. If we are unable to adequately replace the merchandise we currently source with merchandise produced elsewhere, our business, financial condition and results of operations could be adversely affected.

Our business is seasonal.

Our business is subject to seasonal influences, with a major portion of sales and income historically realized during the second half of the fiscal year, which includes the holiday season. This seasonality causes our operating results to vary considerably from quarter to quarter and could have a material adverse impact on the market price of our common stock. We must carry a significant amount of inventory, especially before the peak selling periods. If we are not successful in selling our inventory, especially during our peak selling periods, we may be forced to rely on markdowns, vendor support or promotional sales to dispose of the inventory or we may not be able to sell the inventory at all, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our success depends to a significant degree upon the continued contributions of our executive officers and other key personnel, both individually and as a group. Our future performance will be substantially dependent on our ability to retain or replace our executive officers and key personnel and the inability to retain or replace our executive officers and key personnel could prevent us from executing our business strategy.

The ownership and leasing of significant amounts of real estate expose us to possible liabilities.

We currently own or lease 280 stores, which subjects us to the risks associated with owning and leasing real estate. In particular, because of changes in the investment climate for real estate, the value of a property could decrease, and its operating costs could increase. Store leases generally require us to pay a fixed minimum rent and a variable amount based on a percentage of sales at that location. These leases generally do not allow for termination prior to the end of the lease term without economic consequences. If a store is not profitable and we make the decision to close it, we may remain committed to perform certain obligations under the lease, including the payment of rent, for the balance of the lease term. In addition, as each of the leases expires, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. If an existing owned store is not profitable and we make the decision to close it, we may be required to record an impairment charge and/or exit costs associated with the closing of that store. In addition, lease or other obligations may restrict our right to cease operations of an unprofitable owned or leased store, which may cause us to continue to operate the location at a loss.

Current store locations may become less desirable, and desirable new locations may not be available for a reasonable price, if at all.

The success of any store depends substantially upon its location. There can be no assurance that current locations will continue to be desirable as demographic patterns change. Neighborhood or economic conditions where stores are located could decline in the future, resulting in potentially reduced sales in those locations. In addition, if we cannot obtain desirable new locations our sales will suffer or if we cannot obtain these locations at reasonable prices our cost structure will increase.

Risks associated with our private brands could adversely affect our business.

We offer our customers quality products at competitive prices marketed under our private brands. We expect to continue to grow our private label offerings and have invested in our development and procurement resources and marketing efforts related to these exclusive brand offerings. The expansion of our private brand offerings subjects us to certain additional risks. These include, among others, risks related to: our failure to comply with government and industry safety standards; mandatory or voluntary product recalls related to our private brand offerings; our ability to successfully protect our proprietary rights in our exclusive offerings and risks associated with overseas sourcing and manufacturing. In addition, damage to the reputation of our private brand trade names may generate negative customer sentiment. Our failure to adequately address some or all of these risks could have a material adverse effect on our business, results of operations and financial condition.

Our business could be significantly disrupted and burdened with additional costs if our associates unionize.

While we believe our relationship with our associates is good, we cannot be assured that we will not become the subject of unionization campaigns similar to those faced by our competitors. The potential for unionization could increase if the U.S. Congress passes proposed legislation called the Employee Free Choice Act in which unions can organize based on card check authorization rather than by secret ballot election. This proposed legislation also provides for third-party arbitration of collective bargaining agreements. If some or all of our workforce were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements or work practices, it could have a material adverse effect on our business, financial condition and results of operations.

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

A security breach that results in the unauthorized disclosure of Company, employee or customer information could adversely affect our business, reputation and financial condition.

The protection of customer, employee, and Company data is critical to us. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. In addition, customers have an expectation that we will adequately protect their personal information. Although we have appropriate security measures in place, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. A significant breach of customer, employee or Company data could damage our reputation and result in lost sales, fines or lawsuits.

Tim Grumbacher has voting control over matters submitted to a vote of the shareholders, and he may take actions that conflict with the interests of our other shareholders and holders of our debt securities.

Collectively, Tim Grumbacher, trusts for the benefit of Mr. Grumbacher’s grandchildren and The Grumbacher Family Foundation beneficially own shares of our outstanding common stock (which is entitled to one vote per share) and shares of our Class A common stock (which is entitled to ten votes per share) representing, in the aggregate, more than 50% of the votes eligible to be cast by shareholders in the election of directors and generally. Accordingly, Mr. Grumbacher has the power to control all matters requiring the approval of our shareholders, including the election of directors and the approval of mergers and other significant corporate transactions. The interests of Mr. Grumbacher and certain other stockholders may conflict with the interests of our other shareholders and holders of our debt securities.

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

Subchapter F of Chapter 25 of the Pennsylvania Business Corporation Law of 1988, which is applicable to us, may have an anti-takeover effect and may delay, defer or prevent a tender offer or takeover attempt that a shareholder might consider in his or her best interest. In general, Subchapter F could delay for five years and impose conditions upon “business combinations” between an “interested shareholder” and us, unless prior approval by our Board of Directors is given. The term “business combination” is defined broadly to include various merger, consolidation, division, exchange or sale transactions, including transactions using our assets for refinancing purposes. An “interested shareholder,” in general, would be a beneficial owner of shares entitling that person to cast at least 20% of the votes that all shareholders would be entitled to cast in an election of directors.

Our stock price has been and may continue to be volatile.

The market price of our common stock has been and may continue to be volatile and may be significantly affected by:

•	actual or anticipated fluctuations in our operating results;

•	announcements of new services by us or our competitors;

•	developments with respect to conditions and trends in our industry;

•	governmental regulation;

•	general market conditions, particularly periods of decline; and

•	other factors, many of which are beyond our control.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently operate 280 stores in 23 states, encompassing approximately 26 million square feet. We own 33 stores, have ground leases on eight stores, and lease 239 stores.

We operate under eight nameplates, as follows:

Nameplate	Stores	States

Bon-Ton	69	Connecticut, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, West Virginia
Elder-Beerman	58	Illinois, Indiana, Kentucky, Michigan, Ohio, West Virginia, Wisconsin
Younkers	49	Illinois, Iowa, Michigan, Minnesota, Nebraska, South Dakota, Wisconsin
Herberger’s	41	Colorado, Iowa, Minnesota, Montana, Nebraska, North Dakota, South Dakota, Wisconsin, Wyoming
Carson Pirie Scott	34	Illinois, Indiana
Bergner’s	13	Illinois
Boston Store	13	Wisconsin
Parisian	3	Michigan

Our corporate headquarters is located in York, Pennsylvania where the majority of our administrative and sales support functions reside. Our merchandising and marketing functions are located in Milwaukee, Wisconsin. We own two distribution centers located in Rockford, Illinois and Green Bay, Wisconsin, and we lease two distribution centers located in Allentown, Pennsylvania and Fairborn, Ohio. We have a furniture warehouse attached to our Naperville, Illinois store.

Item 3.	Legal Proceedings

On December 8, 2005, Adamson Apparel, Inc. filed a purported class action lawsuit against Saks in the United States District Court for the Northern District of Alabama. In its complaint the plaintiff asserted breach of contract claims and alleged that Saks improperly assessed chargebacks, timely payment discounts and deductions for merchandise returns against members of the plaintiff class. The lawsuit sought compensatory and incidental damages and restitution. Under the terms of the purchase agreement relating to the acquisition of NDSG from Saks in March 2006, the Company had an obligation to indemnify Saks for any damages incurred by Saks under this lawsuit by

Adamson Apparel, Inc. solely to the extent that such damages related to the business the Company acquired from Saks.

A settlement of this action was reached in the second quarter of 2008. The outcome of this matter had no material effect on our financial condition, results of operations or liquidity.

We are party to legal proceedings and claims that arise during the ordinary course of business. In the opinion of management, the ultimate outcome of any such litigation and claims will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

	2008		2007
	High	Low	High	Low

1st Quarter	$10.50	$4.85	$57.66	$37.11
2nd Quarter	10.11	4.57	52.72	23.12
3rd Quarter	6.28	1.52	30.64	15.93
4th Quarter	2.49	0.76	16.21	4.01

On March 27, 2009, we had approximately 238 shareholders of record of common stock and four shareholders of record of Class A common stock.

We have paid quarterly cash dividends on Class A common stock and common stock since July 15, 2003. Pursuant to our senior secured credit facility agreement, as amended November 20, 2007, any dividends paid may not exceed $5.0 million in any year or $20.0 million during the term of the agreement, which expires March 2011 ($8.6 million of which has been paid through March 27, 2009). In addition, pursuant to the indenture that governs our senior unsecured notes, any dividends paid may not exceed $0.24 per share in any year. We paid $0.05 per share on Class A common stock and common stock in each quarter of 2007 and the first three quarters of 2008. The dividend of $0.05 per share on Class A common stock and common stock declared in the fourth quarter of 2008 was paid in the first quarter of 2009. While a dividend was not declared at its last meeting on March 17, 2009, our Board of Directors may consider dividends in subsequent periods as it deems appropriate.

STOCK PERFORMANCE GRAPH

The following graph compares the yearly percentage change in the cumulative total shareholder return on the Company’s common stock from January 31, 2004 through January 31, 2009, and the cumulative total return on the Center for Research in Security Prices Total Return Index for The Nasdaq Stock Market (U.S. Companies) and the Nasdaq Retail Trade Stocks Index during such period. The comparison assumes $100 was invested on January 31, 2004 in the Company’s common stock and in each of the foregoing indices and assumes the reinvestment of any dividends.

DATE	NASDAQ	NASDAQ RETAIL	BON-TON
1/31/04	100.00	100.00	100.00
1/29/05	98.92	119.78	126.13
1/28/06	112.70	129.88	173.79
2/3/07	121.48	142.70	307.15
2/2/08	117.30	126.25	63.50
1/31/09	57.77	81.23	11.87

Item 6.	Selected Financial Data

	2008		2007		2006		2005		2004

	(In thousands except share, per share, comparable stores data and number of stores)
Statement of Operations Data (1) (2) (3):		%		%		%		%		%

Net sales	$3,129,967	100.0	$3,365,912	100.0	$3,362,279	100.0	$1,287,170	100.0	$1,310,372	100.0

Other income	95,448	3.0	102,657	3.0	93,531	2.8	20,425	1.6	9,251	0.7

Gross profit	1,095,007	35.0	1,215,781	36.1	1,243,517	37.0	464,999	36.1	479,958	36.6

Selling, general and administrative expenses	1,033,525	33.0	1,066,663	31.7	1,056,472	31.4	407,145	31.6	415,921	31.7

Depreciation and amortization	117,382	3.8	117,055	3.5	100,266	3.0	27,245	2.1	26,330	2.0

Amortization of lease-related interests	4,866	0.2	4,978	0.1	3,720	0.1	839	0.1	531	0.0

Goodwill impairment	17,767	0.6	—	—	—	—	—	—	—	—

Other impairment charges	25,905	0.8	4,070	0.1	2,923	0.1	—	—	948	0.1

(Loss) income from operations	(8,990)	(0.3)	125,672	3.7	173,667	5.2	50,195	3.9	45,479	3.5

Interest expense, net	97,847	3.1	108,165	3.2	107,143	3.2	12,052	0.9	13,437	1.0

(Loss) income before taxes	(106,837)	(3.4)	17,507	0.5	66,524	2.0	38,143	3.0	32,042	2.4

Income tax provision(4)	63,093	2.0	5,945	0.2	19,641	0.6	12,129	0.9	11,880	0.9

Net (loss) income	(169,930)	(5.4)	11,562	0.3	46,883	1.4	26,014	2.0	20,162	1.5

Per share amounts -

Basic:

Net (loss) income	$(10.12)		$0.70		$2.85		$1.61		$1.27

Weighted average shares outstanding	16,797,275		16,545,101		16,430,554		16,204,414		15,918,650

Diluted:

Net (loss) income	$(10.12)		$0.68		$2.78		$1.57		$1.24

Weighted average shares outstanding	16,797,275		17,073,198		16,841,183		16,518,268		16,253,254

Cash dividends declared per share	$0.200		$0.200		$0.100		$0.100		$0.100

Balance Sheet Data (at end of period)(3):

Working capital	$424,437		$426,451		$402,414		$143,119		$251,122

Total assets	1,821,321		2,067,631		2,134,799		561,343		646,156

Long-term debt, including capital leases	1,148,768		1,147,058		1,189,625		42,515		178,355

Shareholders’ equity	134,177		363,061		346,396		292,094		262,557

Selected Operating Data:

Total sales change	(7.0)%		0.1%		161.0%		(1.8)%		41.4%

Comparable stores sales change(5)	(7.4)%		(6.5)%		(2.7)%		(1.6)%		0.9%

Comparable stores data(5):

Sales per selling square foot	$141		$117		$125		$128		$135

Selling square footage	21,829,000		9,478,000		9,819,000		10,069,000		5,155,000

Capital expenditures	$84,810		$109,659		$95,209		$28,159		$31,523

Number of stores:

Beginning of year	280		283		137		141		142

Additions(6)	2		2		147		—		—

Closings	(1)		(5)		(1)		(4)		(1)

End of year	281		280		283		137		141

(1)	2006 includes operations of Carson’s for the period from March 5, 2006 through February 3, 2007.

(2)	2006 reflects the 53 weeks ended February 3, 2007. All other periods presented include 52 weeks.

(3)	Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications did not impact the Company’s net income for any of the years presented.

(4)	2008 reflects an increase to the provision of $108,495 for a charge relating to a deferred tax valuation allowance and a decrease to the provision of $7,038 resulting from a statute-of-limitations expiration.

(5)	Comparable stores data (sales change, sales per selling square foot and selling square footage) reflects stores open for the entire current and prior fiscal year. 2007 and prior years’ comparable stores data does not include Carson’s stores. Beginning with 2005, comparable stores data includes stores of Elder-Beerman.

(6)	Includes the addition of 142 stores pursuant to the acquisition of Carson’s and four stores from Belk during 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

We compete in the department store segment of the U.S. retail industry. Founded in 1898, the Company is one of the largest regional department store operators, offering a broad assortment of brand-name fashion apparel and accessories for women, men and children as well as cosmetics, home furnishings and other goods. We currently operate 280 stores in 23 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson Pirie Scott, Elder-Beerman, Herberger’s and Younkers nameplates and, under the Parisian nameplate, stores in the Detroit, Michigan area, encompassing a total of approximately 26 million square feet. The Company had net sales of $3.1 billion in 2008.

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

On October 25, 2006, we entered into an asset purchase agreement with Belk, pursuant to which we agreed to purchase assets in connection with four department stores, all operated under the Parisian nameplate, and the rights to construct a new Parisian store, which opened in October 2007. The purchase price was $25.7 million in cash. In addition, we agreed to assume specific liabilities and obligations of Belk and its affiliates with respect to the acquired Parisian stores. The acquisition of these Parisian stores was effective as of October 29, 2006.

Economic Factors and Company Performance

Our performance in 2008 reflects the declining U.S. economy and record low consumer confidence that have greatly impacted the retail industry, including the department store sector. A wide range of factors contributed to the difficult economic environment: a poor housing market, high energy costs, mortgage and credit market concerns, rising unemployment and a loss of wealth due to the decline in the stock market. We believe that, for these reasons, consumers were less willing to spend their discretionary income.

While we prudently managed variables within our control — inventory investment, operating expenses and capital expenditures — in response to the deteriorating economic situation, we were unable to counteract the severe external pressures. As a result, we reported a decline in sales and gross margin, as well as considerable asset impairments and an income tax valuation allowance adjustment, resulting in a significant loss for the year. Given the outlook of continued recessionary factors, we anticipate another difficult year in 2009. Assumptions in our 2009 projections include:

•	a comparable store sales decrease in the range of 6.5% to 9.0%;

•	a reduction in other income;

•	a gross margin rate of 35.5% to 36.0%;

•	a reduction of $70.0 million in our SG&A expenses; and

•	an effective tax rate of 0%.

In response to the deepening economic crisis, we have implemented a cost savings plan in 2009 which builds upon the expense control efforts initiated in 2008; actions taken include the reduction of corporate and store personnel, the elimination of bonus payments for senior executives and merit-based wage increases for all associates, the suspension of employer contributions to our 401(k) plan, and the reduction of capital spending and inventory levels. The impact of these actions is estimated to be an annualized increase in income from operations of $70.0 million. Our cash flow in 2009 will benefit from these savings as well as the lower capital spending.

Summary of Charges

In 2008, we recognized material non-cash charges which we believe are primarily a result of the downturn in our business and the expectation that current economic challenges will impede near-term recovery in the retail sector. Our assessment of the recoverability of these assets considered Company-specific projections, assumptions about market rates and transactions and, in the case of goodwill, our market capitalization at the time of testing. As a result of the reviews, the following charges were recorded:

(Dollars in millions, except per share data)			Earnings per
Category	Charge		Diluted Share

Goodwill impairment	$(17.8	) pre-tax	$(0.71)
Long-lived assets impairment	(17.9	) pre-tax	(0.65)
Intangible assets impairment	(8.1	) pre-tax	(0.29)
Deferred tax valuation allowance adjustment	(108.5	) after-tax	(6.46)

The charges noted above compare unfavorably with a per share impact for asset impairment charges of $(0.16) in 2007.

Results of Operations

The following table summarizes changes in our selected operating indicators, illustrating the relationship of various income and expense items to net sales for each year presented (components may not add or subtract to totals because of rounding):

	Percent of Net Sales
	2008	2007	2006

Net sales	100.0%	100.0%	100.0%

Other income	3.0	3.0	2.8

	103.0	103.0	102.8

Costs and expenses:
Costs of merchandise sold	65.0	63.9	63.0
Selling, general and administrative	33.0	31.7	31.4
Depreciation and amortization	3.8	3.5	3.0
Amortization of lease-related interests	0.2	0.1	0.1
Goodwill impairment	0.6	—	—
Other impairment charges	0.8	0.1	0.1

(Loss) income from operations	(0.3)	3.7	5.2
Interest expense, net	3.1	3.2	3.2

(Loss) income before income taxes	(3.4)	0.5	2.0
Income tax provision	2.0	0.2	0.6

Net (loss) income	(5.4)%	0.3%	1.4%

2008 Compared with 2007

Net sales:  Net sales in 2008 decreased 7.0% to $3,130.0 million from $3,365.9 million in 2007. Comparable store sales decreased 7.4% from the prior year. We believe the comparable store sales decline reflects a confluence of factors that created an adverse economic environment throughout the year, particularly the last quarter of 2008, which weakened consumer sentiment and pressured spending.

The best performing merchandise category in the period was Children’s Apparel. Sales increases in this category primarily reflect expanded and improved product selection in branded playwear and outerwear. The poorest performing categories in the period were Furniture (included in Home) and Moderate Sportswear and Dresses (both included in Women’s Apparel). Furniture sales were impacted by the difficult housing market in new construction and existing home sales, and continued deterioration in consumer spending for more expensive items. Moderate Sportswear and Dresses have been impacted by the challenging economic environment, which has resulted in reduced consumer spending on discretionary items. Sales in Moderate Sportswear were also affected by the decision made in 2007 by certain of our key vendors to exit the moderate sportswear business. It was not until the fall of 2008 that we began receiving merchandise from new, replacement vendors.

Other income:  Other income, which includes income from revenues received under our credit card program agreement with HSBC, leased departments and other customer revenues, was $95.5 million, or 3.0% of net sales, in 2008 as compared with $102.7 million, or 3.0% of net sales, in 2007. The decrease primarily reflects reduced sales volume in the current year.

Costs and expenses:  Gross margin dollars in 2008 were $1,095.0 million as compared with $1,215.8 million in 2007, a decrease of $120.8 million. The decrease in gross margin dollars reflects the reduced sales volume and a decrease in the gross margin rate. Gross margin as a percentage of sales decreased 1.1 percentage points to 35.0% in the current year from 36.1% in the prior year. The decrease in the gross margin rate primarily reflects an increased net markdown rate in response to the challenging economic environment.

SG&A expense in 2008 was $1,033.5 million as compared with $1,066.7 million in 2007, a decrease of $33.1 million. The decrease primarily resulted from expense reductions in payroll, benefits and advertising in response to our sales trend. Other expense reductions were due to increased efficiencies in operations and prior year store closing expenses. Despite the expense savings, the expense rate in 2008 increased 1.3 percentage points to 33.0% of net sales, compared with 31.7% in 2007, due to the reduced sales volume.

In 2008, depreciation and amortization expense and amortization of lease-related interests increased $0.2 million, to $122.2 million, from $122.0 million in 2007.

We recorded a non-cash goodwill impairment charge of $17.8 million in the second quarter of 2008 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Based upon our review, the fair value of our single reporting unit, estimated using a combination of our common stock trading value as of the end of the second quarter of 2008, a discounted cash flow analysis and other generally accepted valuation methodologies, was less than the carrying amount. There was no such charge in 2007. See Notes 1 and 3 in the Notes to Consolidated Financial Statements.

In the fourth quarter of 2008, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), we recorded $17.9 million of non-cash asset impairment charges which resulted in a reduction in the carrying amount of certain store properties. We recorded charges of $2.7 million for asset impairments in 2007. See Notes 1 and 2 in the Notes to Consolidated Financial Statements.

In the fourth quarter of 2008, a review was completed of the carrying value of certain intangible assets in accordance with SFAS No. 142. As a result of our assessment, we recorded non-cash asset impairment charges of $8.1 million related to the reduction in the value of four indefinite-lived trade names and two indefinite-lived private label brand names. In 2007, we recorded impairment charges of $1.3 million related to the reduction in the value of two indefinite-lived private label brand names. See Notes 1 and 3 in the Notes to Consolidated Financial Statements.

(Loss) income from operations:  The loss from operations in 2008 was $(9.0) million, or (0.3)% of net sales, as compared with income from operations of $125.7 million, or 3.7% of net sales, in 2007.

Interest expense, net:  Net interest expense in 2008 was $97.8 million, or 3.1% of net sales, as compared with $108.2 million, or 3.2% of net sales, in 2007. The $10.3 million decrease primarily reflects decreased borrowing levels and reduced interest rates in the current year and $1.0 million of prior year expense incurred for the early extinguishment of debt.

Income tax provision:  The income tax provision reflects an effective tax rate of (59.1)% in 2008, compared with 34.0% in 2007. The 2008 income tax provision includes an unfavorable $108.5 million tax expense adjustment in the fourth quarter of 2008 pursuant to establishment of an additional valuation allowance against our deferred tax assets and a favorable $7.0 million tax benefit adjustment in the third quarter of 2008 related to expiration of certain exposures pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”).

Net (loss) income:  Net loss in 2008 was $(169.9) million, or (5.4)% of net sales, as compared with net income of $11.6 million, or 0.3% of net sales, in 2007.

2007 Compared with 2006

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

We believe that the comparable store net sales decline was the result of several factors including, among others:

•	A challenging economic environment, the result of a weak housing market, mortgage and credit market concerns and rising energy prices, which pressured consumer spending.

•	Unseasonable weather in our geographic regions in April, September, October and December, which negatively impacted apparel sales.

•	The elimination of the prior year liquidation of non-go-forward merchandise in Bon-Ton stores. The quantifiable impact of the liquidation sales in the prior year was approximately $17.5 million in the Home area alone. We believe there were incremental sales generated in the prior year from increased customer traffic as a result of the liquidation event, the effect of which cannot be discretely quantified.

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

The poorest performing categories in the period were Home (which includes Furniture), Moderate Sportswear and Coats (both included in Women’s Apparel). The sales decrease in Home was primarily due to the elimination of the prior year liquidation event, the impact of which was particularly significant in the second quarter of 2007, and the concerns in the housing market. Sales in Coats and Moderate Sportswear were adversely impacted by the unseasonable weather. Moderate Sportswear was also affected by the decision made by certain of our key vendors to exit the moderate sportswear business; the Company was unable to develop sufficient new merchandise resources to mitigate the sales volume erosion in 2007.

Other income:  Other income, which includes income from revenues received under our credit card program agreement with HSBC, leased departments and other customer revenues, was $102.7 million, or 3.0% of net sales, in 2007 as compared with $93.5 million, or 2.8% of net sales, in 2006. The increase in dollars was primarily due to the inclusion of thirteen weeks of Carson’s operations in the first quarter of 2007 as compared with eight weeks of Carson’s post-acquisition operations in the first quarter of 2006 and increased revenues received under the credit card program agreement, partially offset by the inclusion of an additional week of operations in the prior year.

Costs and expenses:  Gross margin dollars in 2007 were $1,215.8 million as compared with $1,243.5 million in 2006, a decrease of $27.7 million. The decrease in gross margin dollars primarily reflects the reduced sales volume attributable to the comparable store sales decrease and a decrease in the gross margin rate. Gross margin as a percentage of sales decreased 0.9 percentage point to 36.1% in the current year from 37.0% in the prior year. The decrease in the gross margin rate reflects the inclusion of Carson’s sales and markdowns for the first five weeks of the current year; this historically clearance-driven period with reduced margins was not included in the prior year period. Additionally, the gross margin rate was impacted by increased net markdowns in the third and fourth quarters of 2007, the result of increased promotional activity in response to unseasonable weather conditions and the challenging economic environment.

SG&A expense in 2007 was $1,066.7 million as compared with $1,056.5 million in 2006, an increase of $10.2 million. The principal factors in the increase in SG&A expense were the inclusion of five incremental weeks of Carson’s operations in the first quarter of 2007 as compared with the first quarter of 2006 and increases in those costs affected by normal inflationary adjustments. These increases were partially offset by a reduction in integration expenses, increased efficiencies in operations in 2007 and the inclusion of an additional week of operations in the prior year. The 2007 expense rate increased 0.2 percentage point to 31.7%.

Depreciation and amortization expense and amortization of lease-related interests increased $18.0 million, to $122.0 million, in 2007 from $104.0 million in 2006, primarily the result of including thirteen weeks of Carson’s operations in the first quarter of 2007 as compared with eight weeks of Carson’s operations in the first quarter of 2006 as well as the increased expense associated with asset additions.

In 2007 we recorded $2.7 million of asset impairment charges which resulted in a reduction in the carrying amount of certain store properties, as compared with $2.9 million of charges in 2006 for an impaired store property and a reduction in the value of duplicate information systems software. Additionally, in 2007 we recorded an impairment charge of $1.3 million related to a reduction in the value of two indefinite-lived private label brand names. There was no such charge in 2006.

Income from operations:  Income from operations in 2007 was $125.7 million, or 3.7% of net sales, as compared with $173.7 million, or 5.2% of net sales, in 2006.

Interest expense, net:  Net interest expense in 2007 was $108.2 million, or 3.2% of net sales, as compared with $107.1 million, or 3.2% of net sales, in 2006. The $1.0 million increase is principally due to the net additional weeks of interest expense on debt incurred in connection with the acquisition of Carson’s compared with such interest expense in the prior year, partially offset by a prior year charge of $6.8 million for the write-off of fees associated with a bridge facility and the early extinguishment of previous debt.

Income tax provision:  The income tax provision reflects an effective tax rate of 34.0% in 2007 as compared with 29.5% in 2006. Included in the prior year provision is an income tax benefit adjustment of $4.1 million principally associated with a net reduction in income tax valuation allowances.

Net income:  Net income in 2007 was $11.6 million, or 0.3% of net sales, as compared with $46.9 million, or 1.4% of net sales, in 2006.

Liquidity and Capital Resources

At January 31, 2009, we had $19.7 million in cash and cash equivalents and $268.7 million available under our asset-based revolving credit facility (before taking into account the minimum borrowing availability of $75.0 million). The borrowing base calculation under our revolving credit facility contains an inventory advance rate subject to periodic review at the lender’s discretion. Based upon the most recent inventory appraisal in February 2009, we realized a decrease in our advance rate, the effect of which would have reduced borrowing availability by $31.4 million had the new advance rate been applied to our calculation at January 31, 2009.

While much of the reported loss in 2008 resulted from material non-cash charges for asset impairments and deferred tax valuation allowances, our operating performance decreased as well. In anticipation of continued recessionary pressures in 2009, we have heightened our focus on maximizing operating cash flow and have significantly curtailed our planned capital expenditures. Additionally, we will continue to control inventory levels in order to benefit our working capital needs. We anticipate that these actions, together with projected cash benefits from our cost savings initiatives, will positively impact our 2009 cash flow.

Our business is dependent to a significant degree upon close relationships with our vendors and their factors. The loss of key vendor or factor support could have a material adverse effect on our business. Given the weak global markets, vendors and factors may seek assurances to protect against non-payment of amounts due them. If we continue to experience declining operating performance, and if we experience severe liquidity challenges, vendors and factors may demand that we accelerate our payment for their products. These demands could have a significant adverse impact on our operating cash flow and result in a severe diminishment of our liquidity. Under such circumstances, borrowings under our existing credit facility could reach maximum levels, in which case we would take actions to obtain additional liquidity. However, there can be no assurance that we would be successful obtaining such additional liquidity. As a result, we may not be able to meet our obligations as they become due. In addition, if our vendors are unable to access liquidity or become insolvent, they could be unable to supply us with product or continue with their support of our advertising and promotional programs. Any such disruptions could negatively impact our ability to acquire merchandise or obtain vendor allowances in support of our advertising and promotional programs, which in turn could have an adverse impact on our business, operating results, financial condition or cash flow.

Historically, we have generated cash flow from operating activities and used supplemental borrowings under our credit facility to provide the liquidity we need to operate our business. The downturn in the global economy and the recent distress in the financial markets have resulted in extreme volatility in the capital markets and diminished liquidity and credit availability. The tightening of credit markets could make it more difficult for us to access funds, to refinance our existing indebtedness, to enter into agreements for new indebtedness or to obtain funding through the issuance of securities and could potentially increase our borrowing costs. If such conditions were to persist, we would seek alternative sources of liquidity, but there can be no assurance that we would be successful obtaining such additional liquidity. As a result, we may be unable to meet our obligations as they become due.

Typically, cash flows from operations are impacted by consumer confidence, weather in the geographic markets served by the Company, and economic and competitive conditions existing in the retail industry; a downturn in any single factor or a combination of factors could have a material adverse impact upon our ability to generate sufficient cash flows to operate our business. Currently, our business model is adversely impacted by additional economic drivers reflective of the global recession. While the current and anticipated future difficult economic conditions affect our assessment of short-term liquidity, we consider our resources (cash flows from operations supplemented by borrowings under the credit facility) adequate to satisfy our 2009 cash needs. While there can be no assurances, management believes there should be sufficient liquidity to cover our short-term funding needs.

The following table summarizes material measures of our liquidity and capital resources:

	January 31,		February 2,	February 3,
(Dollars in millions)	2009		2008	2007

Working capital	$424.4		$426.5	$402.4
Current ratio	2.13:1		1.96:1	1.79:1
Debt to total capitalization(1)	0.90:1		0.76:1	0.78:1
Unused availability under lines of credit(2)	$268.7	(3)	$351.0	$341.3

(1)	Debt includes obligations under capital leases. Total capitalization includes shareholders’ equity, debt and obligations under capital leases.

(2)	Subject to a minimum borrowing availability covenant of $75.

(3)	Based upon the most recent inventory appraisal in February 2009, unused availability under lines of credit would have been reduced by $31.4 had the new advance rate been applied to our calculation at January 31, 2009.

Our primary sources of working capital are cash flows from operations and borrowings under our revolving credit facility. Our business follows a seasonal pattern; working capital fluctuates with seasonal variations, reaching its highest level in October or November to fund the purchase of merchandise inventories prior to the holiday season.

Working capital levels decreased minimally between 2008 and 2007. The increase in the current ratio in 2008, as compared with 2007, primarily reflects proportionately larger decreases in current liabilities as compared with current assets, principally due to reduced accrued liabilities relating to benefits. The increase in debt to total capitalization is largely due to the significant decrease in shareholders’ equity in 2008, the result of the net loss for the period as well as a decline in the funded status of the Company’s defined benefit pension plans. The decrease in unused availability under lines of credit as compared with the prior year reflects decreased availability primarily due to reduced inventory levels as well as increased documentary letters of credit to support the purchasing of inventory.

Increases in working capital and the current ratio in 2007, as compared with 2006, largely reflect reductions in accrued liabilities and income taxes payable. The decrease in debt to total capitalization reflects cash flow generated in 2007 utilized to reduce debt levels. The increase in unused availability under lines of credit as compared with the prior year primarily reflects decreases in direct borrowings and standby letters of credit to support the importing of merchandise and as collateral for obligations related to general liability and workers’ compensation insurance.

Cash provided by (used in) our operating, investing and financing activities is summarized as follows:

(Dollars in millions)	2008	2007	2006

Operating activities	$94.2	$135.6	$111.9
Investing activities	(84.5)	(106.9)	(1,166.0)
Financing activities	(11.3)	(32.1)	1,069.1

The decrease in net cash provided by operating activities in 2008 as compared with 2007 largely reflects a decrease in business performance, resulting in the current year loss (compared with prior year income), partially offset by increased non-cash charges such as depreciation and amortization; impairment charges for long-lived assets, intangible assets and goodwill; and the increase in the valuation allowance against deferred tax assets. We sought to reduce our working capital needs and, accordingly, reduced inventory levels in 2008 and we plan to continue to control inventory levels in 2009. The change in cash flows from operating activities in 2007 primarily reflects decreases in merchandise inventories due to inventory management efforts in response to sales trends, partially offset by a reduction in net income.

We invested $84.8 million, $109.7 million and $95.2 million in capital expenditures (not reduced by landlord contributions) in 2008, 2007 and 2006, respectively. These investments were for the opening, expanding and remodeling of stores as well as investments in information technology. Additional capital investment of $1,073.3 million in 2006 was expended for the acquisition of Carson’s and Parisian. We have significantly reduced our capital expenditures in response to current economic conditions and expect capital expenditures to total approximately $40 million (net of approximately $7 million of landlord contributions) in 2009, as we are limiting store expansion and remodel activities in the near term. Included in future capital expenditures is continued investment in information technology for on-going efforts to implement Bon-Ton’s advanced point-of-sale system in the Carson’s stores.

The decrease in net cash used in financing activities in 2008 as compared with 2007 primarily reflects net payments made to reduce long-term debt in 2007, the result of increased operating cash flows in that year. Proceeds from the issuance of long-term debt totaled $2,048.4 million in 2006, reflecting increased borrowings to fund the acquisitions of Carson’s and Parisian.

On March 6, 2006, The Bon-Ton Department Stores, Inc., a wholly owned subsidiary of The Bon-Ton Stores, Inc., and certain of its subsidiaries, Bank of America, N.A. (“Bank of America”) and certain other lenders entered into a Loan and Security Agreement (“Senior Secured Credit Facility”) which provides for up to $1.0 billion of revolver borrowings. The Senior Secured Credit Facility includes a last-in, first-out revolving credit facility of up to $900.0 million and a first-in, last-out revolving credit facility of up to $100.0 million, and has a sub-limit of $150.0 million for the issuance of standby and documentary letters of credit. All borrowings under the Senior Secured Credit Facility are limited by amounts available pursuant to a borrowing base calculation, which is based on percentages of eligible inventory, real estate and fixed assets, with a reduction for applicable reserves. The Senior Secured Credit Facility is guaranteed by The Bon-Ton Stores, Inc. and certain of its subsidiaries. The Senior Secured Credit Facility is secured by substantially all the assets of the Company, except for leasehold interests and certain mortgaged real property. As part of the Senior Secured Credit Facility, Bank of America and the other lenders will make available certain swing line loans in an aggregate amount not to exceed $75.0 million outstanding at any one time. Borrowings under the Senior Secured Credit Facility bear interest at either (i) the prime rate established by Bank of America, from time to time, plus the applicable margin (the “Prime Rate”) or (ii) the LIBOR rate from time to time plus the applicable margin. The applicable margin is determined based upon the excess availability under the Senior Secured Credit Facility. The swing line loans bear interest at the same rate applicable to last-in, first-out Prime Rate loans. We are required to pay a commitment fee to the lenders for unused commitments at a rate of 0.25% to 0.30% per annum, based upon the unused portion of the total commitment under the Senior Secured Credit Facility. The Senior Secured Credit Facility expires March 6, 2011. The financial covenant contained in the Senior Secured Credit Facility requires that the minimum excess availability be greater than $75.0 million at all times. In addition, there are certain restrictions against the incurrence of additional indebtedness, pledge or sale of assets, payment of dividends and distributions, and other similar restrictions. Per the November 20, 2007 amendment of the Senior Secured Credit Facility, dividends paid may not exceed $20.0 million over the life of the agreement ($8.6 million of which has been paid out through March 27, 2009), or $5.0 million in any single year, and capital expenditures are limited to $150.0 million per year, with a one-year carryover of any prior year unused amount. The Senior Secured Credit Facility also provides that it is a condition precedent to borrowing that no event has occurred that could reasonably be expected to have a material adverse effect, as defined in the agreement, on the Company. If we fail to comply with the financial covenant or the other restrictions contained in our Senior Secured Credit Facility, mortgage loan facility or the indenture that governs our senior unsecured notes, an event of default would occur. An event of default could result in the acceleration of our debt due to the cross-default provisions within our debt agreements. As of

January 31, 2009, the Company had borrowings of $320.1 million, with $268.7 million of borrowing availability (before taking into account the minimum borrowing availability covenant of $75.0 million) and letter-of-credit commitments of $33.2 million. The borrowing base calculation under the Senior Secured Credit Facility contains an inventory advance rate subject to periodic review at the lender’s discretion. Based upon the most recent inventory appraisal in February 2009, we realized a decrease in our advance rate, the effect of which would have reduced borrowing availability by $31.4 million had the new advance rate been applied to our calculation at January 31, 2009.

On April 8, 2009, we elected to reduce our commitment under our Senior Secured Credit Facility to $800.0 million from the previous $1.0 billion, which will reduce interest expense associated with the unused commitment fee.

On March 6, 2006, The Bon-Ton Department Stores, Inc. entered into an Indenture (the “Indenture”) with The Bank of New York, as trustee, under which The Bon-Ton Department Stores, Inc. issued $510.0 million aggregate principal amount of its 10 1/4% Senior Notes due 2014 (the “Notes”). The Notes are guaranteed on a senior unsecured basis by The Bon-Ton Stores, Inc. and certain of its subsidiaries. The Notes mature on March 15, 2014. The Notes may not be redeemed prior to March 15, 2010. The interest rate of the Notes is fixed at 10 1/4% per year. Interest on the Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2006. The Indenture includes covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional debt, pay dividends and make distributions, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions, and sell certain assets or merge with or into other companies.

On March 6, 2006, certain bankruptcy-remote special purpose entities (each an “SPE” and, collectively, the “SPEs”) that are indirect wholly owned subsidiaries of The Bon-Ton Stores, Inc. entered into loan agreements with Bank of America, pursuant to which Bank of America provided a new mortgage loan facility in the aggregate principal amount of $260.0 million (the “Mortgage Loan Facility”). The Mortgage Loan Facility has a term of ten years and is secured by mortgages on twenty-three retail stores and one distribution center owned by the SPEs. Each SPE entered into a lease with each of The Bon-Ton Stores, Inc. subsidiaries operating on such SPE’s properties. A portion of the rental income received under these leases will be used to pay the debt service under the Mortgage Loan Facility. The Mortgage Loan Facility requires level monthly payments of principal and interest based on an amortization period of twenty-five years and the balance outstanding at the end of ten years will then become due and payable. The interest rate for the Mortgage Loan Facility is fixed at 6.2125%. Financial covenants contained in the Mortgage Loan Facility require that the SPEs maintain certain financial thresholds, as defined in the agreements. In addition, the SPEs are required to establish lease shortfall reserve accounts pursuant to the terms of the Mortgage Loan Facility. If the SPEs’ EBITDA (earnings before interest, taxes, depreciation and amortization) falls below prescribed levels, excess cash, as defined in the agreement, shall be deposited in the lease shortfall reserve account and access to these funds is restricted.

We used the net proceeds of the Notes offering and Mortgage Loan Facility, along with borrowings under the Senior Secured Credit Facility, to finance the acquisition of Carson’s, refinance our previous revolving credit agreement, and pay related fees and expenses in connection with the acquisition and related financing transactions.

Aside from planned capital expenditures, our primary cash requirements will be to service debt and finance working capital increases during peak selling seasons. Additionally, in the first quarter of 2009, we paid $5.7 million pursuant to the termination of one of our unfunded supplemental pension plans.

We paid a quarterly cash dividend of $0.05 per share on shares of Class A common stock and common stock on May 1, 2008, August 1, 2008, November 3, 2008 and February 2, 2009 to shareholders of record as of April 15, 2008, July 15, 2008, October 15, 2008, and January 15, 2009,

respectively. Our Board of Directors may consider dividends in subsequent periods as it deems appropriate.

Contractual Obligations and Commitments

The following tables reflect our contractual obligations and commitments as of January 31, 2009:

Contractual Obligations

	Payment due by period
(Dollars in thousands)	Total	Within 1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt(1)	$1,485,519	$74,900	$470,809	$149,700	$790,110
Capital leases(1)	113,166	7,722	15,444	15,000	75,000
Service agreements	14,667	6,100	7,654	913	—
Operating leases	563,726	93,935	162,216	122,717	184,858
Private Brand agreements	21,138	10,050	8,050	3,038	—

Totals	$2,198,216	$192,707	$664,173	$291,368	$1,049,968

(1)	Includes interest, except for interest under long-term debt obligations where such interest is calculated on a variable basis. Debt within the “1-3 Years” category includes $320.1 million in variable rate debt under the Senior Secured Credit Facility, which is scheduled to expire in March 2011.

In addition, we expect to make cash contributions to our supplementary pension plans and the postretirement medical and life insurance benefit plan in the amount of $7.2 million, $1.5 million, $1.5 million, $1.4 million and $1.4 million in 2009, 2010, 2011, 2012 and 2013, respectively, and $5.1 million in the aggregate for the five years thereafter.

We do not anticipate making a contribution to the Carson defined benefit pension plan in 2009. Funding requirements will depend on changes in the discount rate, the actual performance of plan assets, and the impact of The Pension Protection Act of 2006.

Note 9 in the Notes to Consolidated Financial Statements provides a more complete description of our benefit plans.

Commitments

	Amount of expiration per period
(Dollars in thousands)	Total	Within 1 Year	1-3 Years	3-5 Years	After 5 Years

Documentary letters of credit	$23,521	$23,521	$—	$—	$—
Standby letters of credit	9,402	9,402	—	—	—
Surety bonds	1,949	1,949	—	—	—

Totals	$34,872	$34,872	$—	$—	$—

Documentary letters of credit are primarily issued to support the purchasing of merchandise, which includes our private brand goods. Standby letters of credit are primarily issued to support the purchasing of merchandise and as collateral for obligations related to general liability and workers’

compensation insurance. Surety bonds are primarily for previously incurred and expensed obligations related to workers’ compensation.

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

Prior to the Carson’s acquisition, we utilized the last-in, first-out (“LIFO”) cost basis for all of our inventories. In connection with the Carson’s acquisition, we evaluated the inventory costing for the acquired inventories and elected the first-in, first-out (“FIFO”) cost basis for the majority of the acquired Carson’s locations. As of January 31, 2009 and February 2, 2008, approximately 32% of our inventories were valued using a FIFO cost basis and approximately 68% of our inventories were valued using a LIFO cost basis. As is currently the case with many companies in the retail industry, our LIFO calculations yielded inventory increases due to deflation reflected in price indices used. The LIFO method values merchandise sold at the cost of more recent inventory purchases (which the deflationary indices indicated to be lower), resulting in the general inventory on-hand being carried at the older, higher costs. Given these higher values and the promotional retail environment, we have reduced the carrying value of our LIFO inventories to an estimated realizable value. These reductions totaled $41.6 million and $37.0 million as of January 31, 2009 and February 2, 2008, respectively. Inherent in the valuation of inventories are significant management judgments and estimates regarding future merchandise selling costs and pricing. Should these estimates prove to be inaccurate, we may have overstated or understated our inventory carrying value. In such cases, operating results would ultimately be impacted.

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

Income Taxes

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against net deferred tax assets. Pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), the process involves summarizing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. In addition, SFAS No. 109 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. To the extent a valuation allowance is established in a period, an expense must be recorded within the income tax provision in the statement of operations.

Our net deferred tax assets were $2.7 million and $104.9 million at January 31, 2009 and February 2, 2008, respectively. In assessing the realizability of our deferred tax assets, we considered whether it was more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability, and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Pursuant to SFAS No. 109, significant weight is to be given to evidence that can be objectively verified. As a result, a company’s current or previous losses are given more weight than any projected future taxable income. In addition, a recent three-year historical cumulative loss is considered a significant element of negative evidence that is difficult to overcome.

We evaluated our deferred tax assets each reporting period, including assessment of the Company’s cumulative income over the prior three-year period, to determine if valuation allowances were required. A significant element of negative evidence was the Company’s three-year historical cumulative loss as of the fourth quarter of 2008. This, combined with uncertain near-term economic conditions, reduced our ability to rely on our projections of future taxable income in establishing the deferred tax assets valuation allowance at January 31, 2009. Accordingly, a full valuation allowance was established during the fourth quarter of 2008 on nearly all the Company’s net deferred tax assets, resulting in a tax expense adjustment of $108.5 million.

We recorded a valuation allowance of $145.5 million and $14.3 million at January 31, 2009 and February 2, 2008, respectively. If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may need to be adjusted, which could materially impact our financial position and results of operations. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard under SFAS No. 109, the valuation allowance would be reversed accordingly in the period that such a conclusion is reached.

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

Long-lived Assets

Property, fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in our business model or capital strategy can result in the actual useful lives differing from estimates. In cases where we determined that the useful life of property, fixtures and equipment should be shortened, we depreciated the net book value in excess of the salvage value over the revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or leasehold improvements could also result in shortened useful lives. Our net property, fixtures and equipment amounted to $832.8 million and $885.5 million at January 31, 2009 and February 2, 2008, respectively.

SFAS No. 144 requires the Company to test a long-lived asset for recoverability whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Factors that could trigger an impairment review include the following:

•	Significant under-performance of stores relative to historical or projected future operating results,

•	Significant changes in the manner of our use of assets or overall business strategy, and

•	Significant negative industry or economic trends for a sustained period.

If the undiscounted cash flows associated with the asset are insufficient to support the recorded asset, an impairment loss is recognized for the amount (if any) by which the carrying amount of the asset exceeds the fair value of the asset. Cash flow estimates are based on historical results, adjusted to reflect our best estimate of future market and operating conditions. Estimates of fair value are calculated based on a discounted cash flow analysis. Should cash flow estimates differ significantly from actual results, an impairment could arise and materially impact our financial position and results of operations. Given the seasonality of operations, impairment is not conclusive, in many cases, until after the holiday period in the fourth quarter is concluded.

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

We evaluated the recoverability of our long-lived assets in accordance with SFAS No. 144. As a result, in 2008 we recognized a $17.9 million asset impairment charge which resulted in a reduction in the carrying amount of certain store properties. These 2008 analyses anticipate continued difficult economic conditions. Should economic conditions result that are worse than anticipated, additional impairment charges could result. In 2007 we recorded $2.7 million of asset impairment charges which resulted in a reduction in the carrying amount of certain store properties. Impairment losses of $2.9 million, which resulted in a reduction in the carrying amount of a store property and a reduction in the value of duplicate information systems software resulting from the acquisition of Carson’s, were recorded in 2006.

Goodwill and Intangible Assets

Net intangible assets totaled $148.2 million and $165.9 million at January 31, 2009 and February 2, 2008, respectively. Our intangible assets at January 31, 2009 are principally comprised of $77.3 million of lease interests that relate to below-market-rate leases and $70.8 million associated with trade names, private label brand names and customer lists. The lease-related interests are being amortized using a straight-line method. The customer lists are being amortized using a declining-balance method. At January 31, 2009, lease-related interests and customer lists had average remaining lives of fourteen years and ten years, respectively, for amortization purposes. At January 31, 2009, trade names and private label brand names of $54.1 million have been deemed as having indefinite lives.

In accordance with SFAS No. 142, goodwill and other intangible assets that have indefinite lives are reviewed for impairment at least annually or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Fair value is determined using quoted market prices and/or a discounted cash flow analysis, which requires certain assumptions and estimates regarding industry economic factors. Our policy is to conduct impairment testing based on our most current business plans, which reflect anticipated changes in the economy and the industry.

We recorded a goodwill impairment charge of $17.8 million in the second quarter of 2008 in accordance with SFAS No. 142. Based upon our review, the fair value of our single reporting unit, estimated using a combination of our common stock trading value as of the end of the second quarter of 2008, a discounted cash flow analysis and other generally accepted valuation methodologies, was less than the carrying amount. The charge reduced the balance of goodwill to zero at January 31, 2009 from the $17.8 million balance at February 2, 2008. No such charge was recorded in 2007 or 2006.

Other indefinite-lived intangible assets were reviewed in the second quarter of 2008 as well, with the determination that no impairment adjustments were required on these assets at that time. Because of the significant economic downturn experienced during the fourth quarter of 2008, we reviewed the intangible assets for impairment and recognized asset impairment charges of $8.0 million and $0.1 million on indefinite-lived trade names and private label brand names, respectively. As a result of our review of the carrying value of intangible assets for 2007, we recorded an asset impairment charge of $1.3 million related to the reduction in the value of two indefinite-lived private label brand names. No such charge was recorded in 2006.

While the value of intangible assets has been substantially reduced, should future results or economic events cause a change in our projected cash flows, future determination of fair value may not support the carrying amount of these assets. If actual results prove inconsistent with our assumptions and judgments, we could be exposed to a material impairment charge.

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

The discount rate assumption is evaluated annually. We utilize the Citibank Pension Discount Curve (“CPDC”) to develop the discount rate assumption. The CPDC is developed from a U.S. Treasury par curve that reflects the Treasury Coupon and Strips market. Option-adjusted spreads drawn from the double-A corporate bond sector are layered in to develop a double-A corporate par curve, from which the CPDC spot rates are developed. The CPDC spot rates are applied to expected benefit payments, from which a single constant discount rate can then be developed based on the expected timing of these benefit payments.

We base our asset return assumption on current and expected allocations of assets, as well as a long-term view of expected returns on the plan asset categories. We assess the appropriateness of the expected rate of return on an annual basis and, when necessary, revise the assumption. Our target pension plan asset allocation of equity securities, fixed income and real estate at January 31, 2009 and February 2, 2008 was 65%, 30% and 5%, respectively.

Changes in the assumptions regarding the discount rate and expected return on plan assets may result in materially different expense and liability amounts. Actuarial estimations may differ materially from actual results, reflecting many factors including changing market and economic conditions, changes in investment strategies, higher or lower withdrawal rates and longer or shorter life-spans of participants. In addition, while we are not required to make any mandatory contributions to the defined benefit pension plan in 2009, the funded status of this plan and the related cost reflected in our financial statements are affected by various factors that are subject to an inherent degree of uncertainty, particularly in the current economic environment. Under the Pension Protection Act of 2006, continued losses of asset values may necessitate increased funding of the defined benefit pension plan in the future to meet minimum federal government requirements. The continued downward pressure on the asset values of the defined benefit pension plan may require us to fund obligations earlier than we forecasted, which would have a negative impact on cash flows from operations.

In the first quarter of 2009, we paid $5.7 million pursuant to the termination of one of our unfunded supplemental pension plans.

Future Accounting Changes

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. SFAS No. 157 was effective for years beginning after November 15, 2007 for financial assets and liabilities that are measured at fair value on a recurring basis. Accordingly, effective February 3, 2008, we adopted the provisions of SFAS No. 157 for financial assets and liabilities that are measured at fair value on a recurring basis; the adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements. See Note 4 in the Notes to Consolidated Financial Statements regarding the implementation of SFAS No. 157.

Pursuant to the option for a one-year deferral of SFAS No. 157’s fair-value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis, we elected to defer application of SFAS No. 157 to, among others, goodwill, fixed asset and intangible asset impairment testing, and liabilities for exit or disposal activities initially measured at fair value. We expect the full adoption of this statement in 2009 will not have a material impact on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires companies to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The statement also requires companies to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and how the hedges affect the entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for years beginning after November 15, 2008. We expect the adoption of this statement will not have a material impact on the consolidated financial statements.

In December 2008, the FASB issued Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP No. 132(R)-1”). FSP No. 132(R)-1 requires entities to provide enhanced disclosures about investment allocation decisions, the major categories of plan assets, the inputs and valuation techniques used to measure fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The enhanced disclosures about plan assets required by FSP No. 132(R)-1 must be provided in our Annual Report on Form 10-K for the year ending January 30, 2010. We are currently assessing the potential impacts, if any, on the consolidated financial statements.

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

At January 31, 2009, we held two “variable-to-fixed” rate swaps with a notional amount of $50.0 million each. The notional amount does not represent amounts exchanged by the parties; rather, it is used as the basis to calculate amounts due and to be received under the rate swap. During 2008 and 2007, we did not enter into or hold derivative financial instruments for trading purposes.

The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including debt obligations and the interest rate swaps. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates at January 31, 2009. For the interest rate swaps, the table presents the notional amount and weighted average pay and receive interest rates by expected maturity date. For additional discussion of our interest rate swaps, see Note 11 in the Notes to Consolidated Financial Statements.

	Expected Maturity Date By Year

(Dollars in						There-
thousands)	2009	2010	2011	2012	2013	After	Total	Fair Value

Debt:
Fixed-rate debt	$6,072	$7,510	$6,978	$7,441	$8,024	$733,437	$769,462	$326,766
Average fixed rate	6.78%	6.56%	6.82%	6.85%	6.86%	9.04%	8.93%
Variable-rate debt	—	—	$320,059	—	—	—	$320,059	$279,047
Average variable rate	—	—	4.46%	—	—	—	4.46%
Interest Rate Derivatives:
Interest rate swap
Variable-to-fixed	—	—	$100,000	—	—	—	$100,000	$(5,708)
Average pay rate	—	—	5.49%	—	—	—	5.49%
Average receive rate	—	—	3.51%	—	—	—	3.51%

Seasonality and Inflation

Our business, like that of most retailers, is subject to seasonal fluctuations, with the major portion of sales and income realized during the second half of each fiscal year, which includes the holiday season. See Note 19 in the Notes to Consolidated Financial Statements for the Company’s quarterly results for 2008 and 2007. Due to the fixed nature of certain costs, SG&A expense is typically higher as a percentage of net sales during the first half of each year. Working capital requirements fluctuate during the year as well and generally reach their highest levels during the third and fourth quarters.

Because of the seasonality of our business, results for any quarter are not necessarily indicative of results that may be achieved for a full year. In addition, quarterly operating results are impacted by the timing and amount of revenues and costs associated with the opening of new stores and the closing and remodeling of existing stores.

Although we cannot determine the precise effects of inflation on our business, we do not believe inflation has had a material impact on operating results during the past three years. However, there can be no assurance that our business will not be affected by material inflationary adjustments in the future.

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

Management assessed the Company’s internal control over financial reporting as of January 31, 2009, the end of the 2008 fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and the Company’s overall control environment.

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

We have audited The Bon-Ton Stores, Inc. internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bon-Ton Stores, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The Bon-Ton Stores, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Bon-Ton Stores, Inc. and subsidiaries as of January 31, 2009 and February 2, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 31, 2009, and the related financial statement schedule, and our report dated April 15, 2009 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/  KPMG LLP

Philadelphia, Pennsylvania
April 15, 2009

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

Changes in Internal Control Over Financial Reporting

Except as discussed below, there were no changes to the Company’s internal control over financial reporting that occurred during the thirteen weeks ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company made certain changes to its internal control over financial reporting in connection with implementation of new general ledger and account payable computer systems, which were implemented pursuant to the Company’s ongoing technology improvements. Management believes the new controls are effective.

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

Exhibit No.			Description	Document Location

2.1		(a)	Purchase Agreement between The Bon-Ton Stores, Inc. and Saks Incorporated	Exhibit 2.1 to the Current Report on Form 8-K filed on October 31, 2005
		(b)	Amendment No. 1 to Purchase Agreement	Exhibit 2.1 to the Current Report on Form 8-K filed on February 17, 2006
3.1			Articles of Incorporation	Exhibit 3.1 to the Report on Form 8-B, File No. 0-19517 (“Form 8-B”)
3.2			Bylaws	Exhibit 3.2 to Form 8-B
4.1			Indenture with The Bank of New York	Exhibit 4.1 to the Current Report on Form 8-K filed on March 10, 2006 (“3/10/06 Form 8-K”)
10.1			Shareholders’ Agreement among The Bon-Ton Stores, Inc. and the shareholders named therein	Exhibit 10.3 to Amendment No. 2 to the Registration Statement on Form S-1, File No. 33-42142 (“1991 Form S-1”)
10	.2*	(a)	Employment Agreement with Anthony Buccina	Exhibit 10.1 to the Current Report on Form 8-K filed on January 28, 2009 (“1/28/09 Form 8-K”)
		(b)	Restricted Stock Agreement with Anthony Buccina	Exhibit 10.2 to the 1/28/09 Form 8-K
		(c)	Restricted Stock Agreement — Performance Shares with Anthony Buccina	Exhibit 10.3 to the 1/28/09 Form 8-K
10	.3*	(a)	Employment Agreement with Stephen Byers	Exhibit 10.4 to the 1/28/09 Form 8-K
		(b)	Restricted Stock Agreement with Stephen Byers	Exhibit 10.5 to the 1/28/09 Form 8-K
		(c)	Restricted Stock Agreement — Performance Shares with Stephen Byers	Exhibit 10.6 to the 1/28/09 Form 8-K
10	.4*	(a)	Employment Agreement with Byron L. Bergren	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended July 31, 2004
		(b)	Amendment No. 1 to Employment Agreement with Byron L. Bergren	Exhibit 10.5(b) to the Annual Report on Form 10-K for the fiscal year ended January 29, 2005
		(c)	Amendment No. 2 to Employment Agreement with Byron L. Bergren	Exhibit 99.1 to the Current Report on Form 8-K filed on May 26, 2006

Exhibit No.			Description	Document Location

		(d)	Amendment No. 3 to Employment Agreement with Byron L. Bergren	Exhibit 10.1 to the Current Report on Form 8-K filed on July 19, 2007
		(e)	Amendment No. 4 to Employment Agreement with Byron L. Bergren	Exhibit 10.1 to the Current Report on Form 8-K filed on March 20, 2009
10	.5*	(a)	Restricted Stock Unit Agreement with Byron L. Bergren	Exhibit 10.2 to the Current Report on Form 8-K filed on June 26, 2006 (“6/26/06 Form 8-K”)
		(b)	Restricted Stock Agreement with Byron L. Bergren	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended August 4, 2007 (“8/4/07 Form 10-Q”)
		(c)	Restricted Stock Agreement with Byron L. Bergren	Exhibit 10.3 to the 8/4/07 Form 10-Q
		(d)	Restricted Stock Agreement with Byron L. Bergren	Exhibit 10.1 to the Current Report on Form 8-K filed on March 27, 2008
		(e)	Restricted Stock Agreement with Byron L. Bergren	Filed Herewith
		(f)	Restricted Stock Agreement — Performance Shares with Byron L. Bergren	Filed Herewith
10	.6*	(a)	Executive Transition Agreement with M. Thomas Grumbacher	Exhibit 10.1 to the Current Report on Form 8-K filed on March 11, 2005
		(b)	Amendment to Executive Transition Agreement with M. Thomas Grumbacher	Exhibit 10.1 to the Current Report on Form 8-K filed on December 10, 2007
10	.7*		Form of severance agreement with certain executive officers	Exhibit 10.14 to Form 8-B
10	.8*		Supplemental Executive Retirement Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended August 4, 2001
10	.9*		Amended and Restated 1991 Stock Option and Restricted Stock Plan	Exhibit 4.1 to the Registration Statement on Form S-8, File No. 333-36633
10	.10*	(a)	Amended and Restated 2000 Stock Incentive and Performance-Based Award Plan	Exhibit 10.1 to the 6/26/06 Form 8-K
		(b)	Form of Stock Option Agreement	Exhibit 10.2 to the Current Report on Form 8-K filed on November 25, 2005 (“11/25/05 Form 8-K”)
		(c)	Form of Restricted Stock Agreement	Exhibit 10.3 to the 11/25/05 Form 8-K
		(d)	Form of Restricted Stock Unit Agreement	Exhibit 10.4 to the 11/25/05 Form 8-K
10	.11*		Amended and Restated Cash Bonus Plan	Appendix A to Other Definitive Proxy Statements on Form DEF 14A filed on May 4, 2007
10	.12*		The Bon-Ton Stores, Inc. Deferred Compensation Plan	Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended February 3, 2007 (“2006 Form 10-K”)
10	.13*		The Bon-Ton Stores, Inc. Severance Pay Plan	Exhibit 10.1 to the Current Report on Form 8-K filed on August 8, 2006

Exhibit No.			Description	Document Location

10	.14*		The Bon-Ton Stores, Inc. Change of Control and Material Transaction Severance Plan for Certain Employees of Acquired Employers	Exhibit 10.16 to the 2006 Form 10-K
10.15			Registration Rights Agreement between The Bon-Ton Stores, Inc. and Tim Grumbacher	Exhibit 99.3 to the Current Report on Form 8-K filed on November 7, 2003
10.16		(a)	Summary of Consulting Arrangement with Michael L. Gleim	Exhibit 10.1 to the Current Report on Form 8-K filed on December 1, 2005
		(b)	Renewal of Consulting Arrangement with Michael L. Gleim	Exhibit 10.18(b) to the Annual Report on Form 10-K for the fiscal year ended February 2, 2008 (“2007 Form 10-K”)
		(c)	Renewal of Consulting Arrangement with Michael L. Gleim	Filed Herewith
10.17		(a)	Sublease of Oil City, Pennsylvania store between The Bon-Ton Stores, Inc. and Nancy T. Grumbacher, Trustee	Exhibit 10.16 to the 1991 Form S-1
		(b)	First Amendment to Oil City, Pennsylvania sublease	Exhibit 10.22 to Amendment No. 1 to the 1991 Form S-1
		(c)	Corporate Guarantee with respect to Oil City, Pennsylvania lease	Exhibit 10.26 to Amendment No. 1 to the 1991 Form S-1
10.18			Purchase and Sale Agreement between The Bon-Ton Stores, Inc. and HSBC Bank Nevada, N.A.	Exhibit 10.1 to the Current Report on Form 8-K filed on June 23, 2005 (“6/23/05 Form 8-K”)
10.19		(a)	Credit Card Program Agreement between The Bon-Ton Stores, Inc. and HSBC Bank Nevada, N.A.	Exhibit 10.3 to the 6/23/05 Form 8-K
		(b)	First Amendment to the Credit Card Program Agreement	Exhibit 10.5 to the 3/10/06 Form 8-K
		(c)	Second Amendment to the Credit Card Program Agreement	Exhibit 10.22(c) to the 2006 Form 10-K
10.20			Registration Rights Agreement between The Bon-Ton Department Stores, Inc., The Bon-Ton Stores, Inc., other guarantors listed on Schedule I of the Agreement, Banc of America Securities LLC and Citigroup Global Markets Inc.	Exhibit 10.1 to the 3/10/06 Form 8-K
10.21		(a)	Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp., Carson Pirie Scott, Inc. (f/k/a Parisian, Inc.), Herberger’s Department Stores, LLC and the other credit parties and lender parties thereto	Exhibit 10.2 to the 3/10/06 Form 8-K

Exhibit No.			Description	Document Location

		(b)	Amendment No. 1 to Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp., Carson Pirie Scott, Inc. (f/k/a Parisian, Inc.), Herberger’s Department Stores, LLC and the other credit parties and lender parties thereto	Exhibit 10.24(b) to the 2007 Form 10-K
10.22			Loan Agreement between Bonstores Realty One, LLP and Bank of America, N.A.	Exhibit 10.3 to the 3/10/06 Form 8-K
10.23			Loan Agreement between Bonstores Realty Two, LLP and Bank of America, N.A.	Exhibit 10.4 to the 3/10/06 Form 8-K
10	.24*	(a)	Carson Pirie Scott & Co. Supplemental Executive Retirement Plan	Exhibit 10.29(a) to the 2006 Form 10-K
		(b)	First Amendment to the Carson Pirie Scott & Co. Supplemental Executive Retirement Plan	Exhibit 10.29(b) to the 2006 Form 10-K
21			Subsidiaries of the Registrant	Filed Herewith
23			Consent of KPMG LLP	Filed Herewith
31.1			Certification of Byron L. Bergren	Filed Herewith
31.2			Certification of Keith E. Plowman	Filed Herewith
32			Certifications Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934	Filed Herewith

*	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BON-TON STORES, INC.

By:	/s/ Keith E. Plowman

Keith E. Plowman
Executive Vice President, Chief
Financial Officer and Principal
Accounting Officer

Dated: April 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Tim Grumbacher Tim Grumbacher	Executive Chairman of the Board	April 15, 2009

/s/ Byron L. Bergren Byron L. Bergren	President and Chief Executive Officer and Director	April 15, 2009

/s/ Keith E. Plowman Keith E. Plowman	Executive Vice President, Chief Financial Officer and Principal Accounting Officer	April 15, 2009

/s/ Lucinda M. Baier Lucinda M. Baier	Director	April 15, 2009

/s/ Robert B. Bank Robert B. Bank	Director	April 15, 2009

/s/ Philip M. Browne Philip M. Browne	Director	April 15, 2009

/s/ Shirley A. Dawe Shirley A. Dawe	Director	April 15, 2009

Signature	Capacity	Date

/s/ Marsha M. Everton Marsha M. Everton	Director	April 15, 2009

/s/ Michael L. Gleim Michael L. Gleim	Director	April 15, 2009

/s/ Thomas K. Hernquist Thomas K. Hernquist	Director	April 15, 2009

/s/ Todd C. McCarty Todd C. McCarty	Director	April 15, 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
The Bon-Ton Stores, Inc.:

We have audited the accompanying consolidated balance sheets of The Bon-Ton Stores, Inc. and subsidiaries as of January 31, 2009 and February 2, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bon-Ton Stores, Inc. and subsidiaries as of January 31, 2009 and February 2, 2008, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 1, 9 and 18 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” effective February 3, 2007 and Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” effective February 4, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Bon-Ton Stores, Inc.’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 15, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Philadelphia, Pennsylvania
April 15, 2009

THE BON-TON STORES, INC.
CONSOLIDATED BALANCE SHEETS

	January 31,	February 2,
(In thousands except share and per share data)	2009	2008

Assets
Current assets:
Cash and cash equivalents	$19,719	$21,238
Merchandise inventories	666,081	754,802
Prepaid expenses and other current assets	113,441	78,332
Deferred income taxes	—	17,536

Total current assets	799,241	871,908

Property, fixtures and equipment at cost, net of accumulated depreciation and amortization of $498,556 and $418,279 at January 31, 2009 and February 2, 2008, respectively	832,763	885,455
Deferred income taxes	9,994	87,357
Goodwill	—	17,767
Intangible assets, net of accumulated amortization of $30,611 and $21,918 at January 31, 2009 and February 2, 2008, respectively	148,171	165,872
Other long-term assets	31,152	39,272

Total assets	$1,821,321	$2,067,631

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$143,423	$220,158
Accrued payroll and benefits	36,116	49,902
Accrued expenses	179,073	166,603
Current maturities of long-term debt	6,072	5,656
Current maturities of obligations under capital leases	2,730	2,239
Deferred income taxes	7,328	—
Income taxes payable	62	899

Total current liabilities	374,804	445,457

Long-term debt, less current maturities	1,083,449	1,079,841
Obligations under capital leases, less current maturities	65,319	67,217
Other long-term liabilities	163,572	112,055

Total liabilities	1,687,144	1,704,570

Commitments and contingencies (Note 14)
Shareholders’ equity
Preferred Stock — authorized 5,000,000 shares at $0.01 par value; no shares issued	—	—
Common Stock — authorized 40,000,000 shares at $0.01 par value; issued shares of 14,880,173 and 14,614,111 at January 31, 2009 and February 2, 2008, respectively	149	146
Class A Common Stock — authorized 20,000,000 shares at $0.01 par value; issued and outstanding shares of 2,951,490 at January 31, 2009 and February 2, 2008	30	30
Treasury stock, at cost — 337,800 shares at January 31, 2009 and February 2, 2008	(1,387)	(1,387)
Additional paid-in capital	144,577	139,805
Accumulated other comprehensive (loss) income	(59,464)	799
Retained earnings	50,272	223,668

Total shareholders’ equity	134,177	363,061

Total liabilities and shareholders’ equity	$1,821,321	$2,067,631

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	January 31,	February 2,	February 3,
(In thousands except share and per share data)	2009	2008	2007

Net sales	$3,129,967	$3,365,912	$3,362,279
Other income	95,448	102,657	93,531

	3,225,415	3,468,569	3,455,810

Costs and expenses:
Costs of merchandise sold	2,034,960	2,150,131	2,118,762
Selling, general and administrative	1,033,525	1,066,663	1,056,472
Depreciation and amortization	117,382	117,055	100,266
Amortization of lease-related interests	4,866	4,978	3,720
Goodwill impairment	17,767	—	—
Other impairment charges	25,905	4,070	2,923

(Loss) income from operations	(8,990)	125,672	173,667
Interest expense, net	97,847	108,165	107,143

(Loss) income before income taxes	(106,837)	17,507	66,524
Income tax provision	63,093	5,945	19,641

Net (loss) income	$(169,930)	$11,562	$46,883

Per share amounts —
Basic:
Net (loss) income	$(10.12)	$0.70	$2.85

Basic weighted average shares outstanding	16,797,275	16,545,101	16,430,554

Diluted:

Net (loss) income	$(10.12)	$0.68	$2.78

Diluted weighted average shares outstanding	16,797,275	17,073,198	16,841,183

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
						Other
		Class A		Additional	Deferred	Compre-
	Common	Common	Treasury	Paid-in	Compen-	hensive	Retained
(In thousands except per share data)	Stock	Stock	Stock	Capital	sation	Income (Loss)	Earnings	Total

BALANCE AT JANUARY 28, 2006	$142	$30	$(1,387)	$129,614	$(6,663)	$(5)	$170,363	$292,094

Comprehensive income (Note 16):
Net income	—	—	—	—	—	—	46,883	46,883
Pension and postretirement benefit plans, net of tax	—	—	—	—	—	(313)	—	(313)
Change in fair value of cash flow hedges, net of tax	—	—	—	—	—	(839)	—	(839)

Comprehensive income								45,731
Cumulative adjustment to adopt SFAS No. 158 (Note 9), net of tax	—	—	—	—	—	2,346	—	2,346
Adoption of SFAS No. 123R (Note 17)	(5)	—	—	(6,658)	6,663	—	—	—
Dividends to shareholders, $0.10 per share	—	—	—	—	—	—	(1,702)	(1,702)
Proceeds from stock options exercised	1	—	—	1,085	—	—	—	1,086
Share-based compensation expense	7	—	—	5,772	—	—	—	5,779
Excess tax benefit from share-based compensation	—	—	—	1,062	—	—	—	1,062

BALANCE AT FEBRUARY 3, 2007	145	30	(1,387)	130,875	—	1,189	215,544	346,396

Comprehensive income (Note 16):
Net income	—	—	—	—	—	—	11,562	11,562
Pension and postretirement benefit plans, net of tax	—	—	—	—	—	3,266	—	3,266
Change in fair value of cash flow hedges, net of tax	—	—	—	—	—	(3,656)	—	(3,656)

Comprehensive income								11,172
Dividends to shareholders, $0.20 per share	—	—	—	—	—	—	(3,438)	(3,438)
Proceeds from stock options exercised	1	—	—	603	—	—	—	604
Share-based compensation expense	—	—	—	7,965	—	—	—	7,965
Excess tax benefit from share-based compensation	—	—	—	366	—	—	—	366
Cancellation of restricted shares	—	—	—	(4)	—	—	—	(4)

BALANCE AT FEBRUARY 2, 2008	146	30	(1,387)	139,805	—	799	223,668	363,061

Comprehensive loss (Note 16):
Net loss	—	—	—	—	—	—	(169,930)	(169,930)
Pension and postretirement benefit plans	—	—	—	—	—	(62,279)	—	(62,279)
Change in fair value of cash flow hedges	—	—	—	—	—	2,016	—	2,016

Comprehensive loss								(230,193)
Dividends to shareholders, $0.20 per share	—	—	—	—	—	—	(3,466)	(3,466)
Share-based compensation expense	3	—	—	5,269	—	—	—	5,272
Tax shortfall from share-based compensation	—	—	—	(497)	—	—	—	(497)

BALANCE AT JANUARY 31, 2009	$149	$30	$(1,387)	$144,577	$—	$(59,464)	$50,272	$134,177

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	January 31,	February 2,	February 3,
(In thousands)	2009	2008	2007

Cash flows from operating activities:
Net (loss) income	$(169,930)	$11,562	$46,883
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	117,382	117,055	100,266
Amortization of lease-related interests	4,866	4,978	3,720
Goodwill impairment	17,767	—	—
Other impairment charges	25,905	4,070	2,923
Share-based compensation expense	5,272	7,965	5,779
Excess tax benefit from share-based compensation	—	(366)	(1,062)
Loss (gain) on sale of property, fixtures and equipment	715	281	(1,373)
Amortization of deferred financing costs	4,184	4,143	5,984
Amortization of deferred gain on sale of proprietary credit card portfolio	(2,414)	(2,414)	(2,460)
Deferred income tax provision (benefit)	101,253	1,378	(16,004)
Changes in operating assets and liabilities, net of effect of acquisitions:
Decrease (increase) in merchandise inventories	88,721	32,844	(28,902)
(Increase) decrease in prepaid expenses and other current assets	(35,607)	6,395	(22,632)
Decrease (increase) in other long-term assets	239	892	(3,077)
Decrease in accounts payable	(62,888)	(5,808)	(48,422)
(Decrease) increase in accrued payroll and benefits and accrued expenses	(6,148)	(25,112)	49,708
(Decrease) increase in income taxes payable	(837)	(33,067)	18,889
Increase in other long-term liabilities	5,726	10,768	1,675

Net cash provided by operating activities	94,206	135,564	111,895

Cash flows from investing activities:
Capital expenditures	(84,810)	(109,659)	(95,209)
Acquisitions, net of cash acquired	—	(62)	(1,073,295)
Proceeds from sale of property, fixtures and equipment	348	2,807	2,516

Net cash used in investing activities	(84,462)	(106,914)	(1,165,988)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(805,480)	(893,473)	(967,788)
Proceeds from issuance of long-term debt	807,467	851,309	2,048,355
Cash dividends paid	(2,600)	(3,438)	(1,702)
Proceeds from stock options exercised	—	604	1,086
Excess tax benefit from share-based compensation	—	366	1,062
Deferred financing costs paid	(268)	(307)	(27,839)
(Decrease) increase in bank overdraft balances	(10,382)	12,794	15,881

Net cash (used in) provided by financing activities	(11,263)	(32,145)	1,069,055

Net (decrease) increase in cash and cash equivalents	(1,519)	(3,495)	14,962
Cash and cash equivalents at beginning of period	21,238	24,733	9,771

Cash and cash equivalents at end of period	$19,719	$21,238	$24,733

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The Bon-Ton Stores, Inc. is a Pennsylvania corporation incorporated on January 31, 1996 as the successor of a company incorporated on January 31, 1929. As of January 31, 2009, The Bon-Ton Stores, Inc. operated, through its subsidiaries, 281 stores, which includes twelve furniture galleries, in 23 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson Pirie Scott, Elder-Beerman, Herberger’s and Younkers nameplates and, under the Parisian nameplate, stores in the Detroit, Michigan area.

References to “the Company” refer to The Bon-Ton Stores, Inc. and its subsidiaries. References to “Carson’s” are to the Northern Department Store Group acquired by the Company from Saks Incorporated (“Saks”) effective March 5, 2006. References to “Elder-Beerman” denote The Elder-Beerman Stores Corp. and its subsidiaries, which were acquired by the Company in October 2003. References to “Bon-Ton” refer to the Company’s stores operating under the Bon-Ton and Elder-Beerman nameplates. References to “Parisian” refer to the stores acquired from Belk, Inc. effective October 29, 2006.

The Company’s fiscal year ends on the Saturday nearer January 31, and consisted of fifty-two weeks for 2008 and 2007 and fifty-three weeks for 2006. References to “2008,” “2007” and “2006” represent the Company’s fiscal 2008 year ended January 31, 2009, fiscal 2007 year ended February 2, 2008 and fiscal 2006 year ended February 3, 2007, respectively. References to “2009” represent the Company’s fiscal 2009 year ending January 30, 2010.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of The Bon-Ton Stores, Inc. and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

Results of operations for 2008 and 2007 include Carson’s and Parisian for the entire fifty-two weeks. Results of operations for 2006 include Carson’s from the March 5, 2006 acquisition date through February 3, 2007 (see Note 13) and Parisian from the October 29, 2006 acquisition date through February 3, 2007. The Company conducts its operations through one business segment.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions about future events. These estimates and assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and the reported amounts of revenue and expenses. Such estimates include the valuation of inventories, long-lived assets, intangible assets, insurance reserves, legal contingencies and assumptions used in the calculation of income taxes and retirement and other post-employment benefits, among others. These estimates and assumptions are based on management’s best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

Reclassifications

Certain prior year balances presented in the consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation. These reclassifications did not impact the Company’s net (loss) income for 2008, 2007 or 2006.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents are generally overnight money market investments.

Merchandise Inventories

For financial reporting and tax purposes, merchandise inventories are determined by the retail method. Prior to the Carson’s acquisition, the last-in, first-out (“LIFO”) cost basis was utilized for all inventories. In connection with the Carson’s acquisition, the Company adopted the first-in, first-out (“FIFO”) cost basis for the majority of the acquired Carson’s locations. As of January 31, 2009 and February 2, 2008, approximately 32% of the Company’s merchandise inventories were valued using a FIFO cost basis and approximately 68% of merchandise inventories were valued using a LIFO cost basis. There were no adjustments to costs of merchandise sold for LIFO valuations in 2008, 2007 and 2006. If the FIFO method of inventory valuation had been used for all inventories, the Company’s merchandise inventories would have been lower by $6,837 at January 31, 2009 and February 2, 2008.

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

No depreciation is recorded until property, fixtures and equipment are placed into service. The Company capitalizes interest incurred during the construction of new facilities or major improvements to existing facilities and development projects that exceed one month. The amount of interest costs capitalized is limited to the costs incurred during the construction period. Interest of $410, $257 and $71 was capitalized in 2008, 2007 and 2006, respectively.

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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), requires the Company to test a long-lived asset for recoverability whenever events or changes in circumstances indicate that its carrying value may not be recoverable. If the undiscounted cash flows associated with the asset are insufficient to support the recorded asset, an impairment loss is recognized for the amount (if any) by which the carrying amount of the asset exceeds the fair value of the asset. Cash flow estimates are based on historical results, adjusted to reflect the Company’s best estimate of future market and operating conditions. Estimates of fair value are calculated based on a discounted cash flow analysis. As a result of this evaluation, asset impairment charges, which resulted in a reduction in the carrying amount of certain store properties of $17,853 and $2,747, were recorded in 2008 and 2007, respectively (see Note 2). Impairment losses of $2,923 were recorded in 2006, resulting in a reduction in the carrying amount of a store property and a reduction in the value of duplicate information systems software resulting from the acquisition of Carson’s.

Goodwill and Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill and other intangible assets that have indefinite lives are reviewed for impairment at the reporting unit level at least annually or when events or changes in circumstances indicate it is more likely than not that the carrying value of these assets exceeds their implied fair values. Intangible assets subject to amortization are reviewed for impairment in accordance with SFAS No. 144. Based on its reporting structure, management has determined the Company has one reporting unit for purposes of applying SFAS No. 142. Fair value is determined using quoted market prices and/or a discounted cash flow analysis and other generally accepted valuation methodologies, which requires certain assumptions and estimates regarding industry economic factors and future profitability of acquired businesses. The Company’s policy is to conduct impairment testing based on its most current business plans, which reflect anticipated changes in the economy and the industry.

The Company recorded a goodwill impairment charge of $17,767 in the second quarter of 2008 in accordance with SFAS No. 142. Based upon the Company’s review, the fair value of its single reporting unit, estimated using a combination of the Company’s common stock trading value as of the end of the second quarter of 2008, a discounted cash flow analysis and other generally accepted valuation methodologies, was less than the carrying amount (see Note 3). No such charge was recorded in 2007 or 2006. As a result of its review of the carrying value of intangible assets for 2008, the Company recorded an asset impairment charge of $8,052 primarily related to the reduction in value of four indefinite-lived trade names (see Note 3). In 2007, the Company recorded an asset impairment charge of $1,323 related to the reduction in the value of two indefinite-lived private label brand names. No such charge was recorded in 2006.

Deferred Financing Fees

Amounts paid by the Company to secure financing agreements are reflected in other long-term assets and are amortized over the term of the related facility. Amortization of credit facility costs are classified as interest expense. Unamortized amounts at January 31, 2009 and February 2, 2008 were $17,812 and $21,728, respectively. Deferred financing fees amortized to expense for 2008, 2007 and 2006 were $4,184, $4,143 and $5,984, respectively.

Income Taxes

The Company accounts for income taxes according to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are recognized for

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

the expected future tax consequences of the difference between the financial statement and income tax basis of assets and liabilities and from net operating losses and credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized within income in the period that includes the enactment date.

SFAS No. 109 requires an assessment of whether valuation allowances should be established against deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. The Company recorded valuation allowances of $145,468 and $14,260 at January 31, 2009 and February 2, 2008, respectively (see Note 18).

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) effective February 4, 2007. FIN No. 48 prescribes a recognition and derecognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires the Company to recognize, in the financial statements, the impact of a tax position if that position is more likely than not of being sustained under audit, based on the technical merits of the position.

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

Other Income

The Company licenses space to third parties in its stores and receives compensation based on a percentage of sales made in these departments and receives revenues from customers for delivery of certain items and services (primarily associated with its furniture operations). The Company also receives revenues under a credit card program agreement with HSBC Bank Nevada, N.A., in which the Company is paid a percentage of net credit sales for its proprietary credit card sales. The aforementioned revenues are recorded within other income. In addition, the Company recovers a portion of its cost from the disposal of damaged or otherwise distressed merchandise; this recovery is recorded within other income.

Advertising

Advertising production costs are expensed the first time the advertisement is run. Media placement costs are expensed in the period the advertising appears. Total advertising expenses, net of vendor allowances, included in SG&A expense for 2008, 2007 and 2006 were $140,301, $144,260 and $139,842, respectively. Prepaid expenses and other current assets include prepaid advertising costs of $7,599 and $7,291 at January 31, 2009 and February 2, 2008, respectively.

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

Self-Insurance Liabilities

The Company is self-insured for certain losses related to workers’ compensation and health insurance, although it maintains stop-loss coverage with third party insurers to limit exposures. The estimate of its self-insurance liability contains uncertainty since the Company must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and claims for incidents incurred but not reported as of the balance sheet date. When estimating its self-insurance liability, the Company considers a number of factors which include, but are not limited to, historical claims experience, demographic factors, severity factors and information provided by independent third-party advisors.

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

Share-Based Compensation

Effective January 29, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123R”). This statement replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R requires that all share-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. SFAS No. 123R was adopted using the modified prospective method of application, which requires the Company to recognize compensation cost on a prospective basis. Under this method, the Company recorded share-based compensation expense for awards granted prior to, but not yet vested as of, January 28, 2006 using the fair value amounts determined for pro forma disclosures under SFAS No. 123. For share-based awards granted after January 28, 2006, the Company recognizes compensation expense based on estimated grant date fair value using the Black-Scholes option-pricing model.

The Company elected to adopt the shortcut method provided in Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” for determining the initial pool of excess tax benefits available to absorb tax deficiencies related to share-based compensation subsequent to the adoption of SFAS No. 123R. The shortcut method includes simplified procedures for establishing the beginning balance of the pool of excess tax benefits (the “APIC Tax Pool”) and for determining the subsequent effect on the APIC Tax Pool and the Company’s Consolidated Statements of Cash Flows of the tax effects of share-based compensation awards.

Earnings Per Share

Basic earnings per share (“EPS”) is based upon the weighted average number of shares outstanding during each period. Diluted EPS reflects the impact of assumed exercise of dilutive stock options and vesting of dilutive restricted stock.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The following table presents a reconciliation of the weighted average shares outstanding used in basic and diluted EPS calculations for each of 2008, 2007 and 2006:

	2008		2007		2006
	Shares	EPS	Shares	EPS	Shares	EPS

Basic calculation	16,797,275	$(10.12)	16,545,101	$0.70	16,430,554	$2.85
Effect of dilutive shares —
Restricted shares and restricted stock units	—		387,227		279,401
Stock options	—		140,870		131,228

Diluted calculation	16,797,275	$(10.12)	17,073,198	$0.68	16,841,183	$2.78

Due to the Company’s net loss in 2008, restricted shares and restricted stock units with a dilutive effect of 155,236 shares and stock options with a dilutive effect of 2,656 shares were excluded from diluted weighted average shares outstanding.

The following average shares were excluded from the computation of diluted weighted average shares outstanding because their effect would have been antidilutive:

	2008	2007	2006

Restricted shares and restricted stock units	649,897	53,194	9,591
Stock options	1,089,536	304,696	144,642

Risks and Uncertainties

The Company is a regional department store operator offering a broad assortment of brand-name fashion apparel and accessories for women, men and children as well as cosmetics, home furnishings and other goods. As of January 31, 2009, the Company operated 281 stores in 23 states in the Northeastern, Midwestern and upper Great Plains areas of the United States. The diversity of the Company’s products, customers and geographic operations reduces the risk that a severe impact will occur in the near term as a result of changes in its customer base, competition or markets.

In response to the current global economic conditions and the resultant decline in consumer spending, the Company has considered the impact of continued recessionary factors on its liquidity and has performed an analysis of the key assumptions in its forecast such as sales, gross margin and SG&A expenses; an evaluation of its relationships with vendors and their factors, including availability of vendor credit; and an analysis of cash requirements, including the Company’s inventory and other working capital requirements, capital expenditures and borrowing availability under its credit facility. Based upon these analyses and evaluations, the Company expects its anticipated sources of liquidity will be sufficient to meet its obligations without significant revisions to its planned operations through 2009.

Future Accounting Changes

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. SFAS No. 157 was effective for years beginning after November 15, 2007 for financial assets and liabilities that are measured at fair

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

value on a recurring basis. Accordingly, effective February 3, 2008, the Company adopted the provisions of SFAS No. 157 for financial assets and liabilities that are measured at fair value on a recurring basis; the adoption of SFAS No. 157 did not have a material impact on the consolidated financial statements. See Note 4 regarding the implementation of SFAS No. 157.

Pursuant to the option for a one-year deferral of SFAS No. 157’s fair-value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis, the Company elected to defer application of SFAS No. 157 to, among others, goodwill, fixed asset and intangible asset impairment testing, and liabilities for exit or disposal activities initially measured at fair value. The Company expects the full adoption of this statement in 2009 will not have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires companies to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The statement also requires companies to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”); and how the hedges affect the entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for years beginning after November 15, 2008. The Company expects the adoption of this statement will not have a material impact on its consolidated financial statements.

In December 2008, the FASB issued Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP No. 132(R)-1”). FSP No. 132(R)-1 requires entities to provide enhanced disclosures about investment allocation decisions, the major categories of plan assets, the inputs and valuation techniques used to measure fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The enhanced disclosures about plan assets required by FSP No. 132(R)-1 must be provided in the Company’s Annual Report on Form 10-K for the year ending January 30, 2010. The Company is currently assessing the potential impacts, if any, on its consolidated financial statements.

2.	PROPERTY, FIXTURES AND EQUIPMENT

Property, fixtures and equipment and related accumulated depreciation and amortization consisted of:

	January 31,	February 2,
	2009	2008

Land and improvements	$122,212	$122,039
Buildings and leasehold improvements	637,959	630,239
Furniture and equipment	503,047	483,936
Buildings and equipment under capital leases	68,101	67,520

	1,331,319	1,303,734
Less: Accumulated depreciation and amortization	(498,556)	(418,279)

Net property, fixtures and equipment	$832,763	$885,455

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

Accumulated depreciation and amortization includes $11,471 and $7,799 at January 31, 2009 and February 2, 2008, respectively, related to buildings and equipment under capital leases. Amortization of buildings and equipment under capital leases is included within depreciation and amortization expense.

Depreciation expense related to property, fixtures and equipment of $114,622, $114,098 and $99,281 was included in depreciation and amortization expense for 2008, 2007 and 2006, respectively.

Asset impairment charges of $17,853 and $2,747, which resulted in a reduction in the carrying amount of certain store properties, were recorded in 2008 and 2007, respectively. Impairment losses of $2,923 were recorded in 2006, resulting in a reduction in the carrying amount of a store property and a reduction in the value of duplicate information systems software resulting from the acquisition of Carson’s. The expenses are included in other impairment charges.

3.	GOODWILL AND INTANGIBLES

Goodwill and intangible assets consist of the following:

	January 31,	February 2,
	2009	2008

Goodwill	$—	$17,767

Intangible assets subject to amortization
Gross amount:
Lease-related interests	$101,720	$102,174
Customer lists and relationships	22,926	22,926
Private label brand names	—	500

Total gross amount	124,646	125,600
Accumulated amortization:
Lease-related interests	(24,395)	(17,976)
Customer lists and relationships	(6,216)	(3,631)
Private label brand names	—	(311)

Total accumulated amortization	(30,611)	(21,918)

Net intangible assets subject to amortization	$94,035	$103,682

Intangible assets not subject to amortization
Trade names	$42,700	$50,700
Private label brand names	11,423	11,477
Other intangibles	13	13

Total intangible assets not subject to amortization	$54,136	$62,190

Net intangible assets	$148,171	$165,872

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

In accordance with SFAS No. 142, the Company is required to review goodwill and other intangible assets that have indefinite lives for impairment at the reporting unit level at least annually or when events or changes in circumstances indicate it is more likely than not that the carrying value of these assets exceeds their implied fair value. Based on its reporting structure, management has determined the Company has one reporting unit for purposes of applying SFAS No. 142.

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

Other indefinite-lived intangible assets were reviewed in the second quarter of 2008 as well, with the determination that no impairment adjustments were required on these assets at that time. Because of the significant economic downturn experienced during the fourth quarter of 2008, the Company again reviewed its intangible assets for impairment. As a result of the adverse environment and expectations regarding future operating performance of these assets, it was determined that the carrying values exceeded the estimated fair values, which were based on discounted cash flow analyses. Accordingly, the Company recognized asset impairment charges of $8,000 and $52 on indefinite-lived trade names and private label brand names, respectively, in the fourth quarter of 2008. Private label brand names not subject to amortization were reduced by $1,323 in 2007 as a result of an impairment charge. No such charge was recorded in 2006. The expenses are included in other impairment charges.

Lease-related interests reflect below-market-rate leases purchased in store acquisitions completed in 1992 through 2006 that were adjusted to reflect fair market value. The lease-related interests, including the unfavorable lease-related interests included in other long-term liabilities, are being amortized on a straight-line method and reported as “amortization of lease-related interests” in the consolidated statements of operations. At January 31, 2009, these lease-related interests have weighted-average remaining lives of fourteen years for amortization purposes.

At January 31, 2009, customer lists and relationships are being amortized on a declining-balance method over the remaining lives of ten years. The private label brand names are fully amortized as of January 31, 2009.

The amortization from the customer lists and relationships and private label brand names is included within depreciation and amortization expense.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

Amortization of $2,760, $2,957 and $985 was recorded on customer lists and relationships and private label brand names during 2008, 2007 and 2006, respectively. Amortization of $4,866, $4,978 and $3,720 was recorded for favorable and unfavorable lease-related interests during 2008, 2007 and 2006, respectively. The Company anticipates amortization on customer lists and relationships and private label brand names of approximately $2,390 in 2009, $2,216 in 2010, $2,042 in 2011, $1,890 in 2012 and $1,759 in 2013. The Company anticipates amortization for favorable and unfavorable lease-related interests of approximately $4,866 in 2009, $4,555 in 2010, $4,747 in 2011, $4,698 in 2012 and $4,553 in 2013.

4.	FAIR VALUE MEASUREMENTS

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

Pursuant to the option for a one-year deferral of SFAS No. 157’s fair-value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis, the Company elected to defer application of SFAS No. 157 to, among others, goodwill, fixed asset and intangible asset impairment testing, and liabilities for exit or disposal activities initially measured at fair value. The Company expects the full adoption of this statement will not have a material impact on the consolidated financial statements.

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

As of January 31, 2009, the Company held two interest rate swap contracts required to be measured at fair value on a recurring basis (see Note 11). The fair values of these interest rate swap contracts are derived from discounted cash flow analysis utilizing an interest rate yield curve that is readily available to the public or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized these interest rate swap contracts as a Level 2 fair value measurement.

The following table presents the Company’s financial assets and liabilities that are carried at fair value and measured on a recurring basis as of January 31, 2009:

Fair Value Measurements at January 31, 2009 Using:
Significant
	Total Carrying	Quoted Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	January 31,	Markets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Interest rate swap liabilities	$5,708	$—	$5,708	$—

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

5.	SUPPLEMENTAL BALANCE SHEET INFORMATION

Prepaid expenses and other current assets were comprised of the following:

	January 31,	February 2,
	2009	2008

Income tax receivable	$31,146	$—
Other receivables	49,473	42,948
Prepaid expenses	32,822	35,384

Total	$113,441	$78,332

Accrued expenses were comprised of the following:

	January 31,	February 2,
	2009	2008

Customer liabilities	$50,047	$48,758
Interest	22,852	21,448
Taxes	39,191	36,214
Other	66,983	60,183

Total	$179,073	$166,603

Other long-term liabilities were comprised of the following:

	January 31,	February 2,
	2009	2008

Deferred income	$47,765	$35,223
Other	115,807	76,832

Total	$163,572	$112,055

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

6.	SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental cash flow information is provided for the periods reported:

	2008	2007	2006

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$93,121	$105,353	$80,230
Income taxes paid, net of refunds	3,995	34,961	16,610
Non-cash investing activities:
(Decrease) increase in accrued property, fixtures and equipment included in accounts payable and accrued expenses	$(4,608)	$(2,428)	$5,768
Assets acquired under capital leases	629	—	—

7.	INTEGRATION ACTIVITIES

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

Liabilities recognized in connection with the acquisition and integration activities are as follows:

	Termination	Lease
	Benefits	Termination	Total

Balance at January 28, 2006	$—	$1,075	$1,075
Charges during 2006	4,760	—	4,760
Payments during 2006	(4,427)	(88)	(4,515)

Balance at February 3, 2007	333	987	1,320
Charges during 2007	(17)	—	(17)
Payments during 2007	(316)	(92)	(408)

Balance at February 2, 2008	—	895	895
Payments during 2008	—	(88)	(88)

Balance at January 31, 2009	$—	$807	$807

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

8.	EXIT OR DISPOSAL ACTIVITIES

On January 29, 2009, the Company announced a cost savings plan to reduce operating expenses that included reducing corporate and store personnel by approximately 1,150 positions. Charges related to involuntary associate termination costs were $2,100, which were included in SG&A expense. The Company expects to pay these costs in 2009.

On January 13, 2009, the Company announced it would close its Elder-Beerman store in Hamilton, Ohio. In connection with the closing of this store, the Company developed plans resulting in involuntary associate termination costs and other closing costs of $222 and $83, respectively, which were included in SG&A expense. The Company expects to pay these costs in 2009.

In February 2008, the Company closed its Elder-Beerman Morgantown East store located in Morgantown, West Virginia. Charges related to involuntary associate termination costs and other costs associated with the closing of this store were $20 and $33, respectively. The Company recognized $20 of the involuntary associate termination costs and $10 of the other closing costs during 2007. The remaining other closings costs of $23 were incurred during 2008. These charges are reflected in SG&A expense.

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

In March 2007, the Company closed its distribution center located in Ankeny, Iowa. Charges related to involuntary associate termination costs and other costs associated with the closing of this distribution center were $711 and $145, respectively. The Company recognized $233 of the involuntary associate termination costs during 2006. The remaining involuntary associate termination costs and other costs of $478 and $145, respectively, were incurred during 2007. These charges are reflected within SG&A expense. The Company entered into a sublease agreement with a third party in August 2007 and anticipates the income from such agreement will approximate the remaining rent obligation.

In February 2007, the Company closed its Younkers store located in the Town Square Shopping Center in downtown Sioux City, Iowa. The Company developed plans resulting in involuntary associate termination costs and other closing costs of $68 and $85, respectively. During 2006, the Company recognized $46 of the involuntary associate termination costs. The Company recorded the remaining involuntary associate termination costs and other costs of $22 and $85, respectively, during 2007. These charges are reflected within SG&A expense.

In February 2007, the Company closed its Carson Pirie Scott store at One South State Street in Chicago, Illinois. In connection with the closing of this store, the Company developed plans resulting in involuntary associate termination costs and other closing costs of $2,914 and $1,383, respectively. During 2006, the Company recognized $2,436 of the involuntary associate termination costs and $273 of other costs. The Company recorded the remaining involuntary associate termination costs and closing costs of $478 and $1,110, respectively, during 2007. These charges are reflected within SG&A expense.

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

Following is a reconciliation of accruals related to the Company’s closing activities:

	2008	2007	2006

Beginning balance	$20	$3,384	$1,240
Provisions:
Lease termination fee	—	(4)	—
Contract termination	—	(11)	—
Associate termination benefits	2,322	1,107	2,721
Other closing costs	106	1,495	1,428

Total	2,428	2,587	4,149
Payments:
Lease termination fee	—	(340)	(439)
Contract termination	—	(21)	(136)
Associate termination benefits	(18)	(3,864)	(233)
Other closing costs	(36)	(1,726)	(1,197)

Total	(54)	(5,951)	(2,005)

Balance at year-end	$2,394	$20	$3,384

9.	EMPLOYEE BENEFIT PLANS

The Company provides eligible employees with retirement benefits under a 401(k) salary reduction and retirement contribution plan (the “Plan”). Employees become eligible to receive company contributions after they reach the age of 18, complete one year of service and have worked 1,000 hours in their first year of service or, if not, in any calendar year thereafter. Participants are eligible to receive a company contribution in the Plan if they have worked 1,000 hours in the calendar year and are employed on the last day of the Plan year. Participants are also eligible to receive a company matching contribution if they have contributed eligible pre-tax dollars to the Plan and are employed on the last day of the Plan year. Under the Plan provisions, the majority of eligible employees are permitted to contribute up to 50% of their compensation to the Plan. Employees are permitted to begin non-matching contributions to the Plan after three months of service in a benefit status position. Employees are automatically enrolled to contribute 3% of pay unless the employee actively modifies or declines the election. Company matching contributions, not to exceed 6% of eligible employees’ compensation, are at the discretion of the Company’s Board of Directors. Company matching contributions under the Plan become fully vested for eligible employees after three years of service. Contributions to the Plan under the retirement contribution provisions are at the discretion of the Company’s Board of Directors. Retirement contributions made through 2007 become fully vested after five years of service; retirement contributions made during 2008 and beyond become fully vested after three years of service.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

Effective with the Carson’s acquisition (see Note 13), employees of Carson’s who met the eligibility requirements described above were immediately eligible to participate in the Plan. Vesting credits under Saks’ plan earned prior to the acquisition were carried over to the Plan. Loans and rollovers were also permitted. The Company’s matching contribution for Carson’s employees for 2006 was based on employee contributions to the Plan and salary earned commencing March 5, 2006.

Pursuant to the provisions of the Plan, the Company’s Board of Directors determined that no Company matching contribution or retirement contribution would be made for 2008. The Company’s 2008, 2007 and 2006 expense under the 401(k) Plan was $0, $9,239 and $10,382, respectively.

The Company provides a supplementary pension plan to certain key executives. Employees become 100% vested in the plan benefits after achieving a specific age as defined in each employee’s agreement. The benefits from this unfunded plan are paid upon retirement, providing the employee is age 60.

In addition, as a result of the acquisition of Elder-Beerman, the Company assumed a liability for a supplementary pension plan. The benefits from this unfunded plan are paid upon retirement, provided that the participant is age 65 or older. All participants in this plan are fully vested.

As part of the Carson’s acquisition, the Company acquired a defined benefit pension plan and unfunded supplemental pension plans. In connection with the acquisition, all future benefit accruals in the defined benefit plan were frozen, the effect of which was treated as a purchase accounting adjustment. The defined benefit pension plan is also closed to new participants. On December 31, 2008, one of the unfunded supplemental pension plans was terminated and a related curtailment gain of $218 was recorded. A payment of $5,658 for settlement of this plan will occur during the thirteen-week period ending May 2, 2009.

The Company also acquired an unfunded postretirement benefit plan as part of the Carson’s acquisition. The unfunded postretirement plan provides medical and life insurance benefits. The medical portion of the plan is contributory, and contains cost-sharing features such as deductibles and co-insurance. The life insurance benefits of this plan are noncontributory.

Effective February 3, 2007, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires employers to recognize the funded status of defined benefit pension and other postretirement benefit plans on the balance sheet and to recognize, in other comprehensive income (loss), changes in the funded status that arise during the period but have not been recognized as a component of net periodic cost. SFAS No. 158 revises the disclosures required for pension and other postretirement plans. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end balance sheet. The Company has historically measured plan assets and benefit obligations as of its balance sheet date.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

Benefit obligations, fair value of plan assets and funded status of the plans are as follows:

			Medical and
			Life Insurance
	Pension Benefits		Benefits
	2008	2007	2008	2007

Change in benefit obligation:
Benefit obligation at beginning of year	$200,709	$223,153	$6,585	$7,599
Service cost	154	130	—	—
Interest cost	11,741	12,166	379	411
Participant contributions	—	—	339	347
Benefits paid	(19,731)	(23,902)	(970)	(916)
Curtailment gain	(1,710)	—	—	—
Actuarial gain	(4,807)	(10,838)	(539)	(856)

Benefit obligation at end of year	$186,356	$200,709	$5,794	$6,585

Change in the fair value of plan assets:
Plan assets at beginning of year	$188,938	$204,153	$—	$—
Actual return on plan assets	(56,355)	7,889	—	—
Company contributions	822	798	631	569
Participant contributions	—	—	339	347
Benefits paid	(19,731)	(23,902)	(970)	(916)

Plan assets at end of year	$113,674	$188,938	$—	$—

Funded status	$(72,682)	$(11,771)	$(5,794)	$(6,585)

Amounts recognized in the Consolidated Balance Sheets consist of:

			Medical and
			Life Insurance
	Pension Benefits		Benefits
	2008	2007	2008	2007

Other long-term assets	$—	$2,560	$—	$—
Accrued expenses	(6,397)	(1,397)	(829)	(931)
Other long-term liabilities	(66,285)	(12,934)	(4,965)	(5,654)

Net amount recognized	$(72,682)	$(11,771)	$(5,794)	$(6,585)

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

Amounts recognized in accumulated other comprehensive loss (income) consist of:

			Medical and
			Life Insurance
	Pension Benefits		Benefits
	2008	2007	2008	2007

Net prior service cost	$—	$14	$—	$—
Net actuarial loss (gain)	54,003	(7,859)	(1,158)	(619)

Gross amount recognized	54,003	(7,845)	(1,158)	(619)
Deferred tax expense	3,903	2,933	232	232

Net amount recognized	$57,906	$(4,912)	$(926)	$(387)

The accumulated benefit obligation for all of the defined benefit and supplemental pension plans was $186,356 and $198,823 at January 31, 2009 and February 2, 2008, respectively.

Amounts of pension benefit plans with benefit obligations or accumulated benefit obligations in excess of plan assets are as follows:

	2008	2007

Pension benefit plans with benefit obligations in excess of plan assets
Aggregate benefit obligation	$186,356	$14,331
Fair value of plan assets	113,674	—
Pension benefit plans with accumulated benefit obligations in excess of plan assets
Aggregate benefit obligation	$186,356	$12,445
Fair value of plan assets	113,674	—

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

Components of net periodic benefit (income) expense and other amounts recognized in other comprehensive loss (income) before income taxes are as follows:

				Medical and
				Life Insurance
	Pension Benefits			Benefits
	2008	2007	2006	2008	2007	2006

Net periodic benefit (income) expense:
Service cost	$154	$130	$125	$—	$—	$—
Interest cost	11,741	12,166	11,329	379	411	378
Expected return on plan assets	(12,302)	(14,673)	(13,074)	—	—	—
Recognition of prior service cost	4	4	—	—	—	—
Recognition of net actuarial loss	505	316	—	—	—	—
Curtailment gain	(218)	—	—	—	—	—

Net periodic benefit (income) expense	$(116)	$(2,057)	$(1,620)	$379	$411	$378

Other changes in plan assets and benefit
obligations recognized in other comprehensive loss (income), before taxes:
Prior service cost	$—	$—	$18	$—	$—	$—
Actuarial net loss (gain)	62,140	(4,054)	480	(539)	(856)	—
Recognition of prior service cost	(14)	(4)	—	—	—	—
Recognition of net actuarial loss	(277)	(316)	—	—	—	—

Total recognized in other comprehensive loss (income), before taxes	$61,849	$(4,374)	$498	$(539)	$(856)	$—

Total recognized in net periodic cost and other comprehensive loss (income), before taxes	$61,733	$(6,431)	$(1,122)	$(160)	$(445)	$378

The Company estimates the following amounts will be amortized from accumulated other comprehensive loss (income) to net periodic cost during 2009:

		Medical and
	Pension	Life Insurance
	Benefits	Benefits

Net actuarial loss (gain)	$4,876	$(91)

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

Weighted average assumptions used to determine benefit obligations are as follows:

			Medical and
			Life Insurance
	Pension Benefits		Benefits
	2008	2007	2008	2007

Discount rate	6.50%	6.20%	6.50%	6.20%
Rate of compensation increase	N/A	3.00%	N/A	N/A

For measurement of the medical and life insurance benefits plan, the Company assumed a 9% annual rate of increase in the per capita cost of covered health care benefits for 2009, grading down to 5% by 2017.

Weighted average assumptions used to determine net periodic benefit (income) expense are as follows:

				Medical and
				Life Insurance
	Pension Benefits			Benefits
	2008	2007	2006	2008	2007	2006

Discount rate	6.20%	5.75%	5.75%	6.20%	5.75%	5.75%
Expected long-term return on plan assets	6.90%	7.60%	7.50%	N/A	N/A	N/A
Rate of compensation increase	3.00%	3.00%	3.00%	N/A	N/A	N/A

The Company’s discount rate assumption is evaluated annually. The Company utilizes the Citibank Pension Discount Curve (“CPDC”) to develop its discount rate assumption. The CPDC is developed from a U.S. Treasury par curve that reflects the Treasury Coupon and Strips market. Option-adjusted spreads drawn from the double-A corporate bond sector are layered in to develop a double-A corporate par curve, from which the CPDC spot rates are developed. The CPDC spot rates are applied to expected benefit payments, from which a single constant discount rate can then be developed based on the expected timing of these benefit payments.

The Company bases its asset return assumption on current and expected allocations of assets, as well as a long-term view of expected returns on the plan asset categories. The Company assesses the appropriateness of the expected rate of return on an annual basis and, when necessary, revises the assumption.

In 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) became law. Among other things, the Act introduced a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company has not evaluated whether the postretirement benefit plan drug benefit is at least actuarially equivalent to Medicare Part D. Consequently, the postretirement benefit obligation and net periodic postretirement benefit expense do not reflect any amount associated with the subsidy.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

Assumed health care cost trend rate can have a significant effect on the amounts reported for the postretirement health care plan. A one-percentage point change in assumed health care costs would have the following effects:

	One-	One-
	Percentage	Percentage
	Point	Point
	Increase	Decrease

Effect on total service and interest cost components	$17	$(16)
Effect on postretirement benefit obligation	268	(247)

The weighted average pension plan asset allocation is as follows:

	2008	2007

Equity securities	61%	63%
Fixed income	31%	31%
Real estate	8%	6%

The Company’s target pension plan asset allocation of equity securities, fixed income and real estate at January 31, 2009 and February 2, 2008 was 65%, 30% and 5%, respectively. Investment objectives for the pension plan assets include:

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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

Information about the expected cash flows related to the pension and other postretirement benefit plans is as follows:

		Medical and
	Pension	Life Insurance
	Benefits	Benefits

Expected Company contributions in 2009	$6,397	$829
Expected plan benefit payments (net of expected participant contributions) for year:
2009	$19,831	$829
2010	13,634	799
2011	13,204	764
2012	13,128	724
2013	13,019	679
2014-2018	81,919	2,400

10.	LONG-TERM DEBT

Long-term debt consisted of the following:

	January 31,	February 2,
	2009	2008

Senior secured credit facility — expires March 6, 2011; interest payable periodically at varying rates (4.46% weighted average for 2008)	$320,059	$310,844
Senior notes — mature on March 15, 2014; interest payable each March 15 and September 15 at 10.25%	510,000	510,000
Mortgage loan facility — principal payable in varying monthly installments, with balance due March 6, 2016; interest payable monthly at 6.21%; secured by land and buildings	247,743	252,086
Mortgage notes payable — principal payable in varying monthly installments through June 2016; interest payable monthly at 9.62%; secured by land and buildings	10,719	11,567
Mortgage note payable — principal payable January 1, 2011; interest payable monthly at 5.00%; secured by a building and fixtures	1,000	1,000

Total debt	$1,089,521	$1,085,497
Less: current maturities	(6,072)	(5,656)

Long-term debt	$1,083,449	$1,079,841

On March 6, 2006, The Bon-Ton Department Stores, Inc., a wholly owned subsidiary of The Bon-Ton Stores, Inc., and certain of its subsidiaries, Bank of America, N.A. (“Bank of America”) and certain other lenders entered into a Loan and Security Agreement (“Senior Secured Credit Facility”) that provides for up to $1,000,000 of revolver borrowings. The Senior Secured Credit Facility includes a last-in, first-out revolving credit facility of up to $900,000 and a first-in, last-out revolving credit

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

facility of up to $100,000 and has a sub-limit of $150,000 for the issuance of standby and documentary letters of credit. All borrowings under the Senior Secured Credit Facility are limited by amounts available pursuant to a borrowing base calculation, which is based on percentages of eligible inventory, real estate and fixed assets, with a reduction for applicable reserves. The Senior Secured Credit Facility is guaranteed by The Bon-Ton Stores, Inc. and certain of its subsidiaries. The Senior Secured Credit Facility is secured by substantially all of the assets of the Company, except for leasehold interests and certain mortgaged real property. As part of the Senior Secured Credit Facility, Bank of America and the other lenders will make available certain swing line loans in an aggregate amount not to exceed $75,000 outstanding at any one time. Borrowings under the Senior Secured Credit Facility bear interest at either (i) the prime rate established by Bank of America, from time to time, plus the applicable margin (the “Prime Rate”) or (ii) the LIBOR rate from time to time, plus the applicable margin. The applicable margin will be determined based upon the excess availability under the Senior Secured Credit Facility. The swing line loans bear interest at the same rate applicable to last in, first out Prime Rate loans. The Company is required to pay a commitment fee to the lenders for unused commitments at a rate of 0.25% to 0.30% per annum, based upon the unused portion of the total commitment under the Senior Secured Credit Facility. The Senior Secured Credit Facility expires March 6, 2011. The financial covenant contained in the Senior Secured Credit Facility requires that the minimum excess availability be greater than $75,000 at all times. In addition, there are certain restrictions against the incurrence of additional indebtedness, pledge or sale of assets, payment of dividends and distributions, and other similar restrictions. Per the November 20, 2007 amendment of the Senior Secured Credit Facility, dividends paid by the Company may not exceed $20,000 over the life of the agreement ($7,740 of which has been paid out through January 31, 2009), or $5,000 in any single year, and capital expenditures are limited to $150,000 per year, with a one-year carryover of any prior year unused amount. The Senior Secured Credit Facility also provides that it is a condition precedent to borrowing that no event has occurred that could reasonably be expected to have a material adverse effect, as defined in the agreement, on the Company. If the Company fails to comply with the financial covenant or the other restrictions contained in its Senior Secured Credit Facility, mortgage loan facility or the indenture that governs its senior unsecured notes, an event of default would occur. An event of default could result in the acceleration of the Company’s debt due to the cross-default provisions within the debt agreements. The available borrowing capacity under the Senior Secured Credit Facility will be used in the future for general corporate purposes. As of January 31, 2009, the Company had borrowings of $320,059, with $268,670 of borrowing availability (before taking into account the minimum borrowing availability covenant of $75,000) and letter-of-credit commitments of $33,161. The borrowing base calculation under the Senior Secured Credit Facility contains an inventory advance rate subject to periodic review at the lender’s discretion. Based upon the most recent inventory appraisal in February 2009, the advance rate decreased. Had the new advance rate been applied to the calculation at January 31, 2009, borrowing availability would have been reduced by $31,418.

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

On March 6, 2006, certain bankruptcy remote special purpose entities (each an “SPE” and, collectively, the “SPEs”) that are indirect wholly owned subsidiaries of The Bon-Ton Stores, Inc. entered into loan agreements with Bank of America, pursuant to which Bank of America provided a mortgage loan facility in the aggregate principal amount of $260,000 (the “Mortgage Loan Facility”). The Mortgage Loan Facility has a term of ten years and is secured by mortgages on twenty-three retail stores and one distribution center owned by the SPEs. Each SPE entered into a lease with each of The Bon-Ton Stores, Inc. subsidiaries operating on such SPE’s properties. A portion of the rental income received under these leases will be used to pay the debt service under the Mortgage Loan Facility. The Mortgage Loan Facility requires level monthly payments of principal and interest based on an amortization period of twenty-five years and the balance outstanding at the end of ten years will then become due and payable. The interest rate for the Mortgage Loan Facility is a fixed rate of 6.2125%. Financial covenants contained in the Mortgage Loan Facility require that the SPEs maintain certain financial thresholds, as defined in the agreements. In addition, the SPEs are required to establish lease shortfall reserve accounts pursuant to the terms of the Mortgage Loan Facility. If the SPEs’ EBITDA (earnings before interest, taxes, depreciation and amortization) falls below prescribed levels, excess cash, as defined in the agreement, shall be deposited in the lease shortfall reserve account and access to these funds is restricted.

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

The Company was in compliance with all loan agreement restrictions and covenants during 2008.

The fair value of the Company’s debt, excluding interest rate swaps, was estimated at $605,813 and $953,363 at January 31, 2009 and February 2, 2008, respectively, and is based on quoted market rates available to the Company for debt with similar features.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

Debt maturities by year at January 31, 2009 are as follows:

2009	$6,072
2010	7,510
2011	327,037
2012	7,441
2013	8,024
2014 and thereafter	733,437

$1,089,521

11.	INTEREST RATE DERIVATIVES

In accordance with SFAS No. 133, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 157, the Company recognizes all derivatives on the balance sheet at fair value (see Note 4). On the date the derivative instrument is entered into, the Company generally designates the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”). Changes in the fair value of a derivative that is designated as, and meets all required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. The portion of the change in fair value of a derivative associated with hedge ineffectiveness or the component of a derivative instrument excluded from the assessment of hedge effectiveness is recorded in current earnings. Also, changes in the entire fair value of a derivative that is not designated as a hedge are recorded in earnings. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as cash flow hedges to specific balance sheet liabilities.

The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively for the respective derivative. In addition, if the forecasted transaction is no longer likely to occur, any amounts in accumulated other comprehensive income (loss) related to the derivative are recorded in the statement of operations for the current period.

It is the policy of the Company to identify on a continuing basis the need for debt capital and evaluate financial risks inherent in funding the Company with debt capital. Reflecting the result of this ongoing review, the debt portfolio and hedging program of the Company is managed to (1) reduce funding risk with respect to borrowings made or to be made by the Company to preserve the Company’s access to debt capital and provide debt capital as required for funding and liquidity purposes, and (2) reduce the aggregate interest rate risk of the debt portfolio in accordance with certain debt management parameters. The Company enters into interest rate swap agreements to change the fixed/variable interest rate mix of the debt portfolio in order to maintain the percentage of fixed-rate and variable-rate debt within parameters set by management. In accordance with these parameters, swap agreements are used to reduce interest rate risks and costs inherent in the Company’s debt portfolio. At January 31, 2009 and February 2, 2008, the Company had interest rate swap contracts outstanding to effectively convert a portion of its variable-rate debt to fixed-rate debt. These contracts entailed the exchange of fixed-rate and floating-rate interest payments periodically

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

over the agreement life. The following table indicates the notional amounts as of January 31, 2009 and February 2, 2008 and the range of interest rates paid and received by the Company during the years ended on those respective dates:

	January 31,	February 2,
	2009	2008

Fixed swaps (notional amount)	$100,000	$100,000
Range of receive rate	1.16%-4.82%	4.38%-5.36%
Range of pay rate	5.48%-5.49%	5.48%-5.49%

The two $50,000 interest rate swaps held at January 31, 2009 and February 2, 2008 were entered into on July 14, 2006 and expire on July 14, 2011. The net income or expense from the exchange of interest rate payments associated with these swaps is included in interest expense. The estimated fair value of the interest rate swap agreements, derived from discounted cash flow analyses, at January 31, 2009 and February 2, 2008, was an unrealized loss of $5,708 and $7,725, respectively. At January 31, 2009 and February 2, 2008, the Company reflected other long-term liabilities of $5,708 and $7,725, respectively, to recognize the fair value of its interest rate swaps.

Changes in the fair value of derivatives qualifying as cash flow hedges are reported in accumulated other comprehensive income (loss). Gains and losses are reclassified into earnings as the underlying hedged item affects earnings, such as when quarterly settlements are made on the hedged forecasted transaction.

At January 31, 2009, it is expected that approximately $2,362 of losses in accumulated other comprehensive income (loss) will be reclassified into earnings within the next twelve months. As of January 31, 2009, the maximum time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is 29 months.

12.	INTEREST COSTS

Interest costs for the Company are as follows:

	2008	2007	2006

Interest costs incurred	$98,813	$109,028	$107,538
Interest income	(556)	(606)	(324)
Capitalized interest, net	(410)	(257)	(71)

Interest expense, net	$97,847	$108,165	$107,143

13.	CARSON’S ACQUISITION

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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

Under the terms of the purchase agreement, the Company paid $1,040,188 in cash. The Company financed the Carson’s acquisition, payment of related fees and expenses and the payoff of its existing indebtedness through the issuance of 10 1/4% Senior Notes due 2014 in the aggregate principal amount of $510,000, entry into a $1,000,000 senior secured revolving credit facility led by Bank of America as agent, and entry into a $260,000 mortgage loan facility with Bank of America as lender (see Note 10).

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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The following unaudited pro forma consolidated financial data give effect to the Carson’s acquisition as if it had occurred as of the beginning of 2006:

2006

Net sales	$3,543,886
Other income	94,558
Costs and expenses:
Costs of merchandise sold	2,251,416
Selling, general and administrative	1,115,313
Depreciation and amortization	107,139
Amortization of lease-related interests	3,546
Other impairment charges	2,923

Income from operations	158,107
Interest expense, net	116,960

Income before income taxes	41,147
Income tax provision	12,155

Net income	$28,992

Net income per share:
Basic	$1.76
Diluted	$1.72

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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

At January 31, 2009, future minimum lease payments for the fixed, noncancelable terms of operating leases and the present value of net minimum lease payments under capital leases are as follows:

Year	Capital Leases	Operating Leases

2009	$7,722	$93,935
2010	7,722	86,610
2011	7,722	75,606
2012	7,500	65,452
2013	7,500	57,265
2014 and thereafter	75,000	184,858

Total net minimum rentals	$113,166	$563,726

Less: Amount representing interest	(45,117)

Present value of net minimum lease payments, of which $2,730 is due within one year	$68,049

Minimum rental commitments under operating leases are reflected without reduction for rental income due in future years under noncancelable subleases since income under these subleases is immaterial. Some of the store leases contain renewal options ranging from two to 59 years. Included in the minimum lease payments under operating leases are leased vehicles, copiers, fax machines, computer equipment and a related-party commitment with an entity associated with the Company’s majority shareholder of $224 for years 2009 and 2010 and $112 for 2011.

Rental expense consisted of the following:

	2008	2007	2006

Operating leases:
Buildings:
Rental expense	$89,119	$87,659	$80,739
Contingent rentals	7,034	8,918	9,794
Fixtures and equipment	3,628	3,256	3,408

Totals	$99,781	$99,833	$93,941

Rental expense includes amounts paid to an entity related to the Company’s majority shareholder of $224 for each of 2008, 2007 and 2006.

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

In addition, the Company is party to legal proceedings and claims that arise during the ordinary course of business. In the opinion of management, the ultimate outcome of any such litigation and claims will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

15.	SHAREHOLDERS’ EQUITY

The Company’s capital structure consists of common stock with one vote per share and Class A common stock with ten votes per share. Transfers of the Company’s Class A common stock are restricted. Upon sale or transfer of ownership or voting rights of Class A common stock to other than permitted transferees, such shares will convert to an equal number of common stock shares. Additionally, the Company has authorized 5,000,000 shares of preferred stock; however, no preferred shares have been issued. Treasury stock, which consists of the Company’s common stock, is accounted for using the cost method.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

16.	COMPREHENSIVE INCOME (LOSS)

The accumulated balances for each classification of other comprehensive income (loss) are as follows:

			Accumulated
	Pension and		Other
	Postretirement	Cash Flow	Comprehensive
	Benefit Plans	Hedges	Income (Loss)

Balance at January 28, 2006	$—	$(5)	$(5)
Net current period change	(313)	(839)	(1,152)
Adjustment for the initial application of SFAS No. 158	2,346	—	2,346

Balance at February 3, 2007	2,033	(844)	1,189
Net current period change	3,266	(3,656)	(390)

Balance at February 2, 2008	5,299	(4,500)	799
Net current period change	(62,279)	2,016	(60,263)

Balance at January 31, 2009	$(56,980)	$(2,484)	$(59,464)

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The related tax effects allocated to each component of accumulated other comprehensive income (loss) are as follows:

	Before-Tax	Tax Benefit	Net-of-Tax
	Amount	(Expense)	Amount

2006:
Pension and postretirement benefit plans:
Prior service cost during the period	$(18)	$7	$(11)
Actuarial net loss	(480)	178	(302)

	(498)	185	(313)
Cash flow hedges:
Derivative loss	(1,483)	621	(862)
Reclassification adjustments for losses realized in income	39	(16)	23

	(1,444)	605	(839)

Other comprehensive loss	(1,942)	790	(1,152)

2007:
Pension and postretirement benefit plans:
Reclassification adjustments for prior service cost	4	(1)	3
Reclassification adjustments for prior net actuarial loss	316	(118)	198
Actuarial net gain	4,910	(1,845)	3,065

	5,230	(1,964)	3,266
Cash flow hedges:
Derivative loss	(6,492)	2,713	(3,779)
Reclassification adjustments for losses realized in income	212	(89)	123

	(6,280)	2,624	(3,656)

Other comprehensive loss	(1,050)	660	(390)

2008:
Pension and postretirement benefit plans:
Reclassification adjustments for prior service cost	14	—	14
Reclassification adjustments for prior net actuarial loss	277	—	277
Actuarial net loss	(61,601)	(969)	(62,570)

	(61,310)	(969)	(62,279)
Cash flow hedges:
Derivative income	20	—	20
Reclassification adjustments for losses realized in income (loss)	1,996	—	1,996

	2,016	—	2,016

Other comprehensive loss	$(59,294)	$(969)	$(60,263)

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

As a result of the additional deferred tax asset valuation allowance recognition in 2008 under the provisions of SFAS No. 109, the changes recognized within other comprehensive income (loss) for 2008 were recorded on a gross basis, with the exception of the tax benefit of $969 related to a post retirement benefit plan termination.

17.	SHARE-BASED COMPENSATION

The Company’s Amended and Restated 2000 Stock Incentive and Performance-Based Award Plan (“2000 Stock Plan”), as amended through June 17, 2008, provides for the granting of common stock options, restricted shares and restricted stock units to certain employees, officers, directors, consultants and advisors. A maximum of 3,600,000 shares may be granted under the 2000 Stock Plan, of which 1,130,252 shares remained available as of January 31, 2009. Vesting periods for the awards are at the discretion of the Company’s Board of Directors.

The Company’s Amended and Restated 1991 Stock Option and Restricted Stock Plan (“1991 Stock Plan”), as amended through June 17, 1997, provided for the granting of restricted shares, common stock options and performance-based common stock options as part of a long-term incentive plan for selected officers. A maximum of 1,900,000 shares were available under the 1991 Stock Plan; no shares remain available as of January 31, 2009.

Stock options granted during 2008, 2007 and 2006 were granted with an exercise price equal to the market value of the underlying stock on the grant date, vest over two to four years and have a contractual term of seven years.

Restricted shares granted during 2008, 2007 and 2006 vest over one to four years. Employees granted restricted shares are not required to pay for the shares; however, they must remain employed with the Company until the restrictions on the shares lapse. In addition, vesting of certain restricted shares awarded during 2008 and 2007 was subject to the achievement of specified criteria based on Company performance.

Restricted stock units granted during 2008, 2007 and 2006 vest over one to two years. Employees and directors who are granted restricted stock units are not required to pay for the shares but must remain employed by the Company, or continue to serve as a member of its Board of Directors, until the restricted stock units vest. In addition, vesting of certain restricted stock units awarded during 2007 and 2006 was subject to the achievement of specified criteria based on Company performance.

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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The compensation cost that has been recorded within SG&A expense for the Company’s share-based award plans was $5,272, $7,965 and $5,779 for 2008, 2007 and 2006, respectively. The income tax expense recognized in the statement of operations for share-based award compensation was $4,135 for 2008, due in large part to the establishment of a full valuation allowance on all net deferred tax assets related to share-based award compensation at January 31, 2009. The income tax benefit recognized in the statements of operations for share-based award compensation was $2,235 and $1,900 for 2007 and 2006, respectively.

Cash received from exercise under all share-based payment arrangements was $0, $604 and $1,086 for 2008, 2007 and 2006, respectively. Actual tax benefits realized from exercised stock options and vested restricted shares totaled $113, $1,077 and $1,105 for 2008, 2007 and 2006, respectively.

Awards with graded vesting are recognized using graded amortization.

Based upon an examination of forfeiture rates for the various classes of stock options, restricted stock units and restricted shares, Company management does not believe the total number of options or shares that are vested and expected to vest as of January 31, 2009 are materially different from the respective number of options or shares outstanding as of January 31, 2009.

Stock Options

The fair value of each option award was estimated on the grant date using the Black-Scholes option valuation model and the assumptions noted in the following table:

	2008	2007	2006

Weighted average grant date fair value	$1.99	$22.83	$13.75
Weighted average risk-free interest rate	2.7%	4.4%	4.9%
Weighted average expected volatility	57.9%	50.5%	51.7%
Weighted average expected dividend yield	3.9%	0.5%	0.3%
Weighted average expected term (years)	5.0	4.9	4.6

The risk-free interest rates used in 2008, 2007 and 2006 were based on the zero-coupon U.S. Treasury bond, with a term equal to the expected term of the stock options. The volatility used in 2008, 2007 and 2006 represents the historical volatility of the Company’s common shares over a period that approximates the expected term of the stock options. The expected dividend yields used in 2008, 2007 and 2006 were estimated based on historical dividend yields.

The expected terms of options granted in 2008, 2007 and 2006 were estimated using the average of the vesting period and the contractual term, in accordance with the simplified method as provided within SEC Staff Accounting Bulletin No. 107, “Share-Based Payment.” The SEC issued Staff Accounting Bulletin No. 110, “Share-Based Payment,” on December 21, 2007, which provided for continued application of the simplified method in certain circumstances. The Company has continued to apply the simplified method, given a significant change in stock option contractual terms that precludes adequate historical exercise data providing a reasonable basis for estimating expected term.

The Company’s stock options include stock options granted under the 2000 Stock Plan and the 1991 Stock Plan.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

A summary of the stock options under the Company’s stock option plans as of January 31, 2009 and changes during 2008 are presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Shares Under	Average per-Share	Contractual Term	Intrinsic
	Option	Exercise Price	(Years)	Value

Outstanding as of February 2, 2008	700,558	$27.03
Granted	541,300	5.15
Forfeited	(107,752)	21.04

Outstanding as of January 31, 2009	1,134,106	17.16	5.31	$—

Exercisable as of January 31, 2009	392,006	$20.65	4.50	$—

The total intrinsic value of options exercised was $0, $1,231 and $2,987 during 2008, 2007 and 2006, respectively. As of January 31, 2009, there was $1,939 of total unrecognized compensation cost related to unvested stock options; that cost is expected to be recognized over a weighted average period of 0.88 years.

Restricted Stock Units

Restricted stock units consist of units granted under the 2000 Stock Plan. The fair value of each restricted stock unit award is calculated using the stock price at the date of grant. A summary of the restricted stock units as of January 31, 2009 and changes during 2008 are presented below:

			Weighted Average Grant-
	Restricted Stock Units		Date Fair Value
	Performance and		Performance and
	Service Required	Service Required	Service Required	Service Required

Outstanding as of February 2, 2008	20,259	82,266	$21.90	$19.08
Granted	—	122,760	—	3.91
Exercised	—	(9,032)	—	17.71

Outstanding as of January 31, 2009	20,259	195,994	21.90	9.64

As of January 31, 2009, all outstanding restricted stock units in the above table were vested, and there was no unrecognized compensation cost related to restricted stock units. Vested awards will be settled in shares after certain events and time periods occur, as defined within the terms of the restricted stock unit grant agreements.

The total fair value of restricted stock units vested during 2008, 2007 and 2006 was $168, $145 and $1,385, respectively.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The weighted-average grant date fair value of restricted stock units granted during 2008, 2007 and 2006 was $3.91 per unit, $40.47 per unit and $23.27 per unit, respectively.

The Company pays cash dividend equivalents on most outstanding restricted stock units.

Restricted Shares

The Company’s restricted shares consist of shares granted under the 2000 Stock Plan. The fair value of each restricted share award is calculated using the stock price at the date of grant. A summary of the restricted share awards as of January 31, 2009 and changes during 2008 are presented below:

			Weighted Average Grant-
	Restricted Shares		Date Fair Value
	Performance and		Performance and
	Service Required	Service Required	Service Required	Service Required

Nonvested as of February 2, 2008	—	594,658	—	$23.20
Granted	203,576	97,450	$6.32	5.16
Vested	—	(119,973)	—	27.46
Forfeited	(203,576)	(23,347)	6.32	22.75

Nonvested as of January 31, 2009	—	548,788	—	19.08

As of January 31, 2009, there was $2,658 of total unrecognized compensation cost related to restricted shares that is expected to be recognized over a weighted average period of 1.18 years.

The total fair value of shares vested during 2008 and 2007 was $540 and $1,628, respectively. No restricted shares vested during 2006.

The Company pays cash dividends on all outstanding restricted shares.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

18.	INCOME TAXES

Components of the income tax provision were as follows:

	2008	2007	2006

Current:
Federal	$(39,179)	$4,316	$31,915
State	1,019	251	3,730

Total current	(38,160)	4,567	35,645

Deferred:
Federal	83,279	2,529	(8,838)
State	17,974	(1,151)	(7,166)

Total deferred	101,253	1,378	(16,004)

Income tax provision	$63,093	$5,945	$19,641

Components of gross deferred tax assets and liabilities were as follows:

	January 31,	February 2,
	2009	2008

Deferred tax assets:
Net operating losses	$49,962	$49,780
Alternative minimum tax credits	8,020	5,244
Property, fixtures and equipment	—	7,879
Pension obligations	22,785	—
Accrued expenses	6,627	6,048
Inventories	14,349	14,420
Equity compensation	6,463	5,863
Rent amortization	22,909	14,368
Other	26,424	21,491

Gross deferred tax assets	157,539	125,093
Less: Valuation allowance	(145,468)	(14,260)

Total gross deferred tax assets	12,071	110,833

Deferred tax liabilities:
Property, fixtures and equipment	(7,276)	—
Pension obligations	—	(3,616)
Other	(2,129)	(2,324)

Total gross deferred tax liabilities	(9,405)	(5,940)

Net deferred tax assets	$2,666	$104,893

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

SFAS No. 109 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. In assessing the realizability of its deferred tax assets, the Company considered whether it was more likely than not that the deferred tax assets will be realized based upon all available evidence, including the scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability, and limitations pursuant to Section 382 of the Internal Revenue Code (“Section 382”), among others. Pursuant to SFAS No. 109, significant weight is to be given to evidence that can be objectively verified. As a result, a company’s current or previous losses are given more weight than any projected future taxable income. In addition, a recent three-year historical cumulative loss is considered a significant element of negative evidence that is difficult to overcome.

The Company has evaluated its deferred tax assets each reporting period, including assessment of its cumulative income over the prior three-year period, to determine if valuation allowances were required. The Company’s three-year historical cumulative loss as of the fourth quarter of 2008 was a significant element of negative evidence. This, combined with uncertain near-term economic conditions, reduced the Company’s ability to rely on its projections of future taxable income in establishing its deferred tax assets valuation allowance at January 31, 2009. Accordingly, a full valuation allowance was established during the fourth quarter of 2008 on nearly all the Company’s net deferred tax assets, resulting in a tax expense adjustment of $108,495.

The Company recorded a deferred tax asset valuation allowance of $145,468 and $14,260 at January 31, 2009 and February 2, 2008, respectively, reflecting an increase of $131,208. The increase consists of the $108,495 tax expense adjustment in the fourth quarter of 2008 and $27,810 primarily related to deferred tax assets within other comprehensive income (loss), offset by a $5,097 tax benefit related to expiration of certain FIN No. 48 exposures in the third quarter of 2008. If actual results differ from the Company’s underlying estimates, or these estimates are adjusted in future periods, the Company may need to adjust its valuation allowance — which could materially impact its financial position and results of operations.

As a result of the additional deferred tax asset valuation allowance recognition in 2008 under the provisions of SFAS No. 109, the changes recognized within other comprehensive income (loss) for 2008 were recorded on a gross basis, with the exception of the tax benefit of $969 related to a post retirement benefit plan termination.

If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard under SFAS No. 109, the valuation allowance would be reversed accordingly in the period that such a conclusion is reached.

At January 31, 2009, the Company had federal and state net operating loss carry-forwards of $99,679 and $243,847, respectively, which are available to offset future federal and state taxable income, subject to certain limitations imposed by Section 382. These net operating losses will expire at various dates from 2009 through 2029.

The Company has alternative minimum tax credits of $8,020 and $5,244 as of January 31, 2009 and February 2, 2008, respectively. The Company acquired $2,064 of these credits in connection with the acquisition of Elder-Beerman; their use is subject to the limitations imposed by Section 382. These credits can be carried-forward indefinitely.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	2008	2007	2006

Tax at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.8	0.6	0.8
Valuation allowance changes, net	(96.8)	3.0	(6.7)
Changes in state deferred tax rate	(0.2)	(4.5)	(0.6)
Other, net	(0.9)	(0.1)	1.0

Effective tax rate	(59.1)%	34.0%	29.5%

The Company plans to file a federal net operating loss carryback claim during 2009. Accordingly, the Company expects to receive a federal income tax refund of approximately $30,000 during 2009, which is reflected within prepaid expenses and other current assets at January 31, 2009.

Effective February 4, 2007, the Company adopted FIN No. 48, which prescribes a recognition and derecognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires the Company to recognize, in the financial statements, the impact of a tax position if that position is more likely than not of being sustained under audit, based on the technical merits of the position. The initial adoption of FIN No. 48 did not result in adjustments to the Company’s pre-existing reserves for uncertain tax positions.

A reconciliation of the beginning and ending gross unrecognized tax benefits is as follows:

	2008	2007

Balance at beginning of year	$17,234	$18,275
Increases related to prior year tax positions	—	252
Decreases related to prior year tax positions	—	(351)
Increases related to current year tax positions	98	643
Lapse of statute	(10,058)	(1,585)

Balance at end of year	$7,274	$17,234

The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $5,376 and $11,148 as of January 31, 2009 and February 2, 2008, respectively.

During the twelve months subsequent to January 31, 2009, it is reasonably possible that the gross unrecognized tax benefits will decrease by up to $3,030, of which $3,030 could affect the income tax provision. This potential decrease is due to expiration of certain statute of limitations and potential favorable resolution of audits with respect to state tax positions relating to basis differences from prior acquisitions and state issues relating to expense disallowances.

It is the Company’s policy to record interest on unrecognized tax benefits as income tax provision. The Company believes that penalties are not applicable to any of its uncertain tax positions. For 2008, the Company recorded $705 as income tax provision to reflect additional interest on unrecognized tax benefits, offset by a $2,322 reduction of accrued interest pursuant to lapses of statutes primarily during the third quarter of 2008. For 2007, the Company recorded

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

$1,189 as income tax provision to reflect additional interest on unrecognized tax benefits. At January 31, 2009 and February 2, 2008, the Company had accruals of $1,621 and $3,238, respectively, for interest on unrecognized tax benefits.

The Company’s federal tax returns for the years ended January 31, 2006 through the present are open to examination, as are the Company’s various state tax returns for the tax years ended January 31, 2005 through the present.

19.	QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended
	May 3,	August 2,	November 1,	January 31,
2008:	2008	2008	2008	2009

Net sales	$700,248	$673,384	$724,927	$1,031,408
Other income	22,775	21,513	22,742	28,418

	723,023	694,897	747,669	1,059,826

Costs and expenses:
Costs of merchandise sold	462,500	431,962	466,791	673,707
Selling, general and administrative	255,774	246,394	261,916	269,441
Depreciation and amortization	29,018	29,892	29,770	28,702
Amortization of lease-related interests	1,208	1,206	1,220	1,232
Goodwill impairment	—	17,767	—	—
Other impairment charges	—	—	—	25,905

(Loss) income from operations	(25,477)	(32,324)	(12,028)	60,839
Interest expense, net	24,362	24,376	24,681	24,428

(Loss) income before income taxes	(49,839)	(56,700)	(36,709)	36,411
Income tax (benefit) provision	(15,776)	(22,874)	(22,375)	124,118

Net loss	$(34,063)	$(33,826)	$(14,334)	$(87,707)

Per Share Amounts — Basic:
Net loss	$(2.03)	$(2.01)	$(0.85)	$(5.22)

Basic weighted average shares outstanding	16,777,587	16,796,187	16,805,600	16,809,727
Per Share Amounts — Diluted:
Net loss	$(2.03)	$(2.01)	$(0.85)	$(5.22)

Diluted weighted average shares outstanding	16,777,587	16,796,187	16,805,600	16,809,727

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The quarter ended August 2, 2008 includes an asset impairment charge of $17,767 to write-off the value of goodwill.

The quarter ended November 1, 2008 includes a tax benefit adjustment of $7,038 resulting from a statute-of-limitations expiration pursuant to the provisions of FIN No. 48; the adjustment was recorded within the income tax benefit.

The quarter ended January 31, 2009 includes impairment charges of $17,853 and $8,052 resulting in a reduction in the carrying amount of certain store properties and intangible assets (trade names and private label brand names) not subject to amortization, respectively. In addition, a charge of $108,495 relating to a deferred tax asset valuation allowance was recorded in the income tax provision.

	Quarter Ended
	May 5,	August 4,	November 3,	February 2,
2007:	2007	2007	2007	2008

Net sales	$737,561	$708,620	$780,839	$1,138,892
Other income	22,861	22,288	24,797	32,711

	760,422	730,908	805,636	1,171,603

Costs and expenses:
Costs of merchandise sold	490,672	439,198	508,802	711,459
Selling, general and administrative	260,347	255,651	265,430	285,235
Depreciation and amortization	26,960	30,239	30,107	29,749
Amortization of lease-related interests	1,229	1,332	1,280	1,137
Other impairment charges	—	—	—	4,070

(Loss) income from operations	(18,786)	4,488	17	139,953
Interest expense, net	27,469	27,429	27,383	25,884

(Loss) income before income taxes	(46,255)	(22,941)	(27,366)	114,069
Income tax (benefit) provision	(16,956)	(7,966)	(8,004)	38,871

Net (loss) income	$(29,299)	$(14,975)	$(19,362)	$75,198

Per Share Amounts — Basic:
Net (loss) income	$(1.78)	$(0.91)	$(1.17)	$4.51

Basic weighted average shares outstanding	16,481,756	16,498,320	16,533,957	16,666,370
Per Share Amounts — Diluted:
Net (loss) income	$(1.78)	$(0.91)	$(1.17)	$4.43

Diluted weighted average shares outstanding	16,481,756	16,498,320	16,533,957	16,972,704

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The quarter ended February 2, 2008 includes impairment charges of $2,747 and $1,323 resulting in a reduction in the carrying amount of certain store properties and private label brand names not subject to amortization, respectively.

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

The condensed consolidating financial information for the Company, the Issuer and the Company’s guarantor and non-guarantor subsidiaries as of January 31, 2009 and February 2, 2008 and for 2008, 2007 and 2006 as presented below has been prepared from the books and records maintained by the Company, the Issuer and the guarantor and non-guarantor subsidiaries. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the guarantor and non-guarantor subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from affiliates will exist at any time.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The Bon-Ton Stores, Inc.
Condensed Consolidating Balance Sheet
January 31, 2009

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$10,769	$8,949	$—	$—	$19,719
Merchandise inventories	—	329,808	336,273	—	—	666,081
Prepaid expenses and other current assets	—	91,644	21,797	606	(606)	113,441

Total current assets	1	432,221	367,019	606	(606)	799,241

Property, fixtures and equipment at cost, net	—	261,922	269,357	301,484	—	832,763
Deferred income taxes	—	5,214	4,780	—	—	9,994
Intangible assets, net	—	63,981	84,190	—	—	148,171
Investment in and advances to (from) affiliates	135,042	558,968	58,476	317	(752,803)	—
Other long-term assets	—	19,729	6,714	4,709	—	31,152

Total assets	$135,043	$1,342,035	$790,536	$307,116	$(753,409)	$1,821,321

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$143,423	$—	$—	$—	$143,423
Accrued payroll and benefits	—	24,676	11,440	—	—	36,116
Accrued expenses	866	93,342	84,921	1,416	(1,472)	179,073
Current maturities of long-term debt and obligations under capital leases	—	495	2,236	6,071	—	8,802
Deferred income taxes	—	2,548	4,780	—	—	7,328
Income taxes payable	—	16	46	—	—	62

Total current liabilities	866	264,500	103,423	7,487	(1,472)	374,804
Long-term debt and obligations under capital leases, less current maturities	—	839,020	57,358	252,390	—	1,148,768
Other long-term liabilities	—	123,351	39,032	1,189	—	163,572

Total liabilities	866	1,226,871	199,813	261,066	(1,472)	1,687,144

Shareholders’ equity	134,177	115,164	590,723	46,050	(751,937)	134,177

Total liabilities and shareholders’ equity	$135,043	$1,342,035	$790,536	$307,116	$(753,409)	$1,821,321

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The Bon-Ton Stores, Inc.
Condensed Consolidating Balance Sheet
February 2, 2008

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$9,604	$11,633	$—	$—	$21,238
Merchandise inventories	—	375,162	379,640	—	—	754,802
Prepaid expenses and other current assets	—	75,188	9,605	578	(7,039)	78,332
Deferred income taxes	—	—	21,566	—	(4,030)	17,536

Total current assets	1	459,954	422,444	578	(11,069)	871,908

Property, fixtures and equipment at cost, net	—	304,128	265,250	316,077	—	885,455
Deferred income taxes	—	22,136	65,221	—	—	87,357
Goodwill	—	8,488	9,279	—	—	17,767
Intangible assets, net	—	69,772	96,100	—	—	165,872
Investment in and advances to (from) affiliates	365,267	700,704	5,710	318	(1,071,999)	—
Other long-term assets	—	28,518	7,948	2,806	—	39,272

Total assets	$365,268	$1,593,700	$871,952	$319,779	$(1,083,068)	$2,067,631

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$220,158	$—	$—	$—	$220,158
Accrued payroll and benefits	—	37,037	12,865	—	—	49,902
Accrued expenses	—	86,586	80,508	87	(578)	166,603
Current maturities of long-term debt and obligations under capital leases	—	260	1,979	5,656	—	7,895
Deferred income taxes	—	4,030	—	—	(4,030)	—
Income taxes payable	—	—	7,360	—	(6,461)	899

Total current liabilities	—	348,071	102,712	5,743	(11,069)	445,457
Long-term debt and obligations under capital leases, less current maturities	—	829,648	59,413	257,997	—	1,147,058
Other long-term liabilities	2,207	66,660	42,082	1,106	—	112,055

Total liabilities	2,207	1,244,379	204,207	264,846	(11,069)	1,704,570

Shareholders’ equity	363,061	349,321	667,745	54,933	(1,071,999)	363,061

Total liabilities and shareholders’ equity	$365,268	$1,593,700	$871,952	$319,779	$(1,083,068)	$2,067,631

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
2008

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,343,824	$1,786,143	$—	$—	$3,129,967
Other income	—	39,792	55,656	—	—	95,448

	—	1,383,616	1,841,799	—	—	3,225,415
Costs and expenses:
Costs of merchandise sold	—	878,704	1,156,256	—	—	2,034,960
Selling, general and administrative	—	462,950	606,745	83	(36,253)	1,033,525
Depreciation and amortization	—	44,717	60,917	11,748	—	117,382
Amortization of lease-related interests	—	2,858	2,008	—	—	4,866
Goodwill impairment		8,488	9,279			17,767
Other impairment charges		11,634	11,425	2,846		25,905

Loss from operations	—	(25,735)	(4,831)	(14,677)	36,253	(8,990)
Other income (expense):
Intercompany rental and royalty income	—	—	7,937	28,316	(36,253)	—
Equity in losses of subsidiaries	(106,837)	(6,956)	—	—	113,793	—
Interest expense, net	—	(74,146)	(6,566)	(17,135)	—	(97,847)

Loss before income taxes	(106,837)	(106,837)	(3,460)	(3,496)	113,793	(106,837)
Income tax provision	63,093	63,093	62,537	—	(125,630)	63,093

Net loss	$(169,930)	$(169,930)	$(65,997)	$(3,496)	$239,423	$(169,930)

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
2007

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$662,913	$2,702,999	$—	$—	$3,365,912
Other income	—	21,731	80,926	—	—	102,657

	—	684,644	2,783,925	—	—	3,468,569
Costs and expenses:
Costs of merchandise sold	—	424,667	1,725,464	—	—	2,150,131
Selling, general and administrative	—	236,394	868,444	(597)	(37,578)	1,066,663
Depreciation and amortization	—	18,976	86,215	11,864	—	117,055
Amortization of lease-related interests	—	384	4,594	—	—	4,978
Other impairment charges	—	2,348	1,722	—	—	4,070

Income (loss) from operations	—	1,875	97,486	(11,267)	37,578	125,672
Other income (expense):
Intercompany rental and royalty income	—	—	9,142	28,436	(37,578)	—
Equity in earnings (losses) of subsidiaries	17,507	93,647	—	—	(111,154)	—
Interest expense, net	—	(78,015)	(11,572)	(18,578)	—	(108,165)

Income (loss) before income taxes	17,507	17,507	95,056	(1,409)	(111,154)	17,507
Income tax provision	5,945	5,945	15,769	—	(21,714)	5,945

Net income (loss)	$11,562	$11,562	$79,287	$(1,409)	$(89,440)	$11,562

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
2006

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$669,927	$2,692,352	$—	$—	$3,362,279
Other income	—	21,418	72,113	—	—	93,531

	—	691,345	2,764,465	—	—	3,455,810
Costs and expenses:
Costs of merchandise sold	—	442,499	1,676,263	—	—	2,118,762
Selling, general and administrative	2	227,967	865,837	93	(37,427)	1,056,472
Depreciation and amortization	—	24,596	64,842	10,828	—	100,266
Amortization of lease-related interests	—	470	3,250	—	—	3,720
Other impairment charges	—	2,923	—	—	—	2,923

(Loss) income from operations	(2)	(7,110)	154,273	(10,921)	37,427	173,667
Other income (expense):
Intercompany interest income	1,700	—	—	—	(1,700)	—
Intercompany rental and royalty income	—	—	10,606	26,821	(37,427)	—
Equity in earnings (losses) of subsidiaries	64,826	152,026	—	—	(216,852)	—
Interest expense, net	—	(80,090)	(11,949)	(16,804)	1,700	(107,143)

Income (loss) before income taxes	66,524	64,826	152,930	(904)	(216,852)	66,524
Income tax provision	19,641	18,936	28,086	—	(47,022)	19,641

Net income (loss)	$46,883	$45,890	$124,844	$(904)	$(169,830)	$46,883

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Cash Flows
2008

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:	$2,600	$48,507	$49,149	$10,586	$(16,636)	$94,206

Cash flows from investing activities:
Capital expenditures	—	(43,350)	(41,460)	—	—	(84,810)
Proceeds from sale of property, fixtures and equipment	—	275	73	—	—	348

Net cash used in investing activities	—	(43,075)	(41,387)	—	—	(84,462)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(798,490)	(1,798)	(5,192)	—	(805,480)
Proceeds from issuance of long-term debt	—	807,467	—	—	—	807,467
Intercompany financing activity	—	(2,600)	(8,648)	(5,388)	16,636	—
Cash dividends paid	(2,600)	—	—	—	—	(2,600)
Deferred financing costs paid	—	(262)	—	(6)	—	(268)
Decrease in bank overdraft balances	—	(10,382)	—	—	—	(10,382)

Net cash used in financing activities	(2,600)	(4,267)	(10,446)	(10,586)	16,636	(11,263)

Net increase (decrease) in cash and cash equivalents	—	1,165	(2,684)	—	—	(1,519)

Cash and cash equivalents at beginning of period	1	9,604	11,633	—	—	21,238

Cash and cash equivalents at end of period	$1	$10,769	$8,949	$—	$—	$19,719

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Cash Flows
2007

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:	$2,834	$88,088	$50,846	$12,168	$(18,372)	$135,564

Cash flows from investing activities:
Capital expenditures	—	(64,416)	(45,243)	—	—	(109,659)
Acquisitions, net of cash acquired	—	(62)	—	—	—	(62)
Proceeds from sale of property, fixtures and equipment	—	259	53	2,495	—	2,807

Net cash (used in) provided by investing activities	—	(64,219)	(45,190)	2,495	—	(106,914)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(882,987)	(1,714)	(8,772)	—	(893,473)
Proceeds from issuance of long-term debt	—	851,309	—	—	—	851,309
Intercompany financing activity	—	(2,834)	(9,657)	(5,881)	18,372	—
Cash dividends paid	(3,438)	—	—	—	—	(3,438)
Proceeds from stock options exercised	604	—	—	—	—	604
Excess tax benefit from stock-based compensation	—	366	—	—	—	366
Deferred financing costs paid	—	(297)	—	(10)	—	(307)
Increase in bank overdraft balances	—	12,794	—	—	—	12,794

Net cash used in financing activities	(2,834)	(21,649)	(11,371)	(14,663)	18,372	(32,145)

Net increase (decrease) in cash and cash equivalents	—	2,220	(5,715)	—	—	(3,495)

Cash and cash equivalents at beginning of period	1	7,384	17,348	—	—	24,733

Cash and cash equivalents at end of period	$1	$9,604	$11,633	$—	$—	$21,238

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

On April 8, 2009, the Company elected to reduce its commitment under its Senior Secured Credit Facility to $800,000 from the previous $1,000,000, which will reduce interest expense associated with the unused commitment fee.

Schedule II: VALUATION AND QUALIFYING ACCOUNTS
THE BON-TON STORES, INC. AND SUBSIDIARIES

	Balance at	Charged to				Balance at
	Beginning	Costs &				End of
Classification	of Period	Expenses	Deductions	Other		Period

Year ended February 3, 2007:
Accrual for sales returns	$4,080,000	$—	$(2,605,000)	$10,044,000	(1)	$11,519,000
Year ended February 2, 2008:
Accrual for sales returns	$11,519,000	$6,460,000	$—	$—		$17,979,000
Year ended January 31, 2009:
Accrual for sales returns	$17,979,000	$333,000	$—	$—		$18,312,000

NOTES:

(1) Adjustment represents acquisition purchase accounting.

EXHIBIT INDEX

Exhibit		Description

10	.5(e)	Restricted Stock Agreement with Byron L. Bergren
10	.5(f)	Restricted Stock Agreement — Performance Shares with Byron L. Bergren
10	.16(c)	Renewal of Consulting Arrangement with Michael L. Gleim
21		Subsidiaries of the Registrant
23		Consent of KPMG LLP
31.1		Certification of Byron L. Bergren
31.2		Certification of Keith E. Plowman
32		Certification Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934