Form 10-Q
period 2009-05-02
BON TON STORES INC
filed 2009-06-10
CIK 878079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarter ended May 2, 2009
Commission File Number 0-19517
THE BON-TON STORES, INC.
2801 East Market Street
York, Pennsylvania 17402
(717) 757-7660

Incorporated in Pennsylvania	IRS No. 23-2835229

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 29, 2009, there were 15,600,271 shares of Common Stock, $.01 par value, and 2,951,490 shares of Class A Common Stock, $.01 par value, outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE BON-TON STORES, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)	May 2,	January 31,
(Unaudited)	2009	2009
Assets
Current assets:
Cash and cash equivalents	$18,379	$19,719
Merchandise inventories	691,403	666,081
Prepaid expenses and other current assets	108,041	113,441

Total current assets	817,823	799,241

Property, fixtures and equipment at cost, net of accumulated depreciation and amortization of $523,914 and $498,556 at May 2, 2009 and January 31, 2009, respectively	814,662	832,763
Deferred income taxes	6,871	9,994
Intangible assets, net of accumulated amortization of $32,691 and $30,611 at May 2, 2009 and January 31, 2009, respectively	145,848	148,171
Other long-term assets	25,819	31,152

Total assets	$1,811,023	$1,821,321

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$173,490	$143,423
Accrued payroll and benefits	31,625	36,116
Accrued expenses	153,804	179,073
Current maturities of long-term debt	6,211	6,072
Current maturities of obligations under capital leases	4,193	2,730
Deferred income taxes	7,240	7,328
Income taxes payable	166	62

Total current liabilities	376,729	374,804

Long-term debt, less current maturities	1,113,781	1,083,449
Obligations under capital leases, less current maturities	67,632	65,319
Other long-term liabilities	162,663	163,572

Total liabilities	1,720,805	1,687,144

Contingencies (Note 10)

Shareholders’ equity:
Preferred Stock — authorized 5,000,000 shares at $0.01 par value; no shares issued	—	—
Common Stock — authorized 40,000,000 shares at $0.01 par value; issued shares of 15,931,071 and 14,880,173 at May 2, 2009 and January 31, 2009, respectively	159	149
Class A Common Stock — authorized 20,000,000 shares at $0.01 par value; issued and outstanding shares of 2,951,490 at May 2, 2009 and January 31, 2009	30	30
Treasury stock, at cost - 337,800 shares at May 2, 2009 and January 31, 2009	(1,387)	(1,387)
Additional paid-in-capital	145,684	144,577
Accumulated other comprehensive loss	(59,099)	(59,464)
Retained earnings	4,831	50,272

Total shareholders’ equity	90,218	134,177

Total liabilities and shareholders’ equity	$1,811,023	$1,821,321

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	THIRTEEN
	WEEKS ENDED
(In thousands except share and per share data)	May 2,	May 3,
(Unaudited)	2009	2008

Net sales	$644,531	$700,248
Other income	18,392	22,775

	662,923	723,023

Costs and expenses:
Costs of merchandise sold	420,366	462,500
Selling, general and administrative	236,827	255,774
Depreciation and amortization	28,098	29,018
Amortization of lease-related interests	1,227	1,208

Loss from operations	(23,595)	(25,477)
Interest expense, net	22,926	24,362

Loss before income taxes	(46,521)	(49,839)
Income tax benefit	(1,080)	(15,776)

Net loss	$(45,441)	$(34,063)

Per share amounts —
Basic:
Net loss	$(2.67)	$(2.03)

Basic weighted average shares outstanding	16,987,939	16,777,587

Diluted:
Net loss	$(2.67)	$(2.03)

Diluted weighted average shares outstanding	16,987,939	16,777,587
The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	THIRTEEN
	WEEKS ENDED
(In thousands)	May 2,	May 3,
(Unaudited)	2009	2008
Cash flows from operating activities:
Net loss	$(45,441)	$(34,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,098	29,018
Amortization of lease-related interests	1,227	1,208
Share-based compensation expense	1,117	1,627
Loss on sale of property, fixtures and equipment	65	138
Amortization of deferred financing costs	1,022	1,033
Amortization of deferred gain on sale of proprietary credit card portfolio	(603)	(603)
Deferred income taxes	3,035	(1,467)
Changes in operating assets and liabilities
Increase in merchandise inventories	(25,322)	(19,492)
Decrease (increase) in prepaid expenses and other current assets	5,401	(8,414)
Decrease in other long-term assets	4,311	1,524
Increase in accounts payable	32,122	15,745
Decrease in accrued payroll and benefits and accrued expenses	(24,340)	(19,168)
Increase (decrease) in income taxes payable	104	(899)
Increase in other long-term liabilities	545	1,747

Net cash used in operating activities	(18,659)	(32,066)

Cash flows from investing activities:
Capital expenditures	(6,146)	(25,538)
Proceeds from sale of property, fixtures and equipment	56	39

Net cash used in investing activities	(6,090)	(25,499)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(154,662)	(151,692)
Proceeds from issuance of long-term debt	184,308	214,305
Cash dividends paid	(866)	(866)
Deferred financing costs paid	—	(261)
Decrease in bank overdraft balances	(5,371)	(6,400)

Net cash provided by financing activities	23,409	55,086

Net decrease in cash and cash equivalents	(1,340)	(2,479)

Cash and cash equivalents at beginning of period	19,719	21,238

Cash and cash equivalents at end of period	$18,379	$18,759

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other
		Class A		Additional	Compre-
(In thousands except per share data)	Common	Common	Treasury	Paid-in	hensive	Retained
(Unaudited)	Stock	Stock	Stock	Capital	Loss	Earnings	Total

BALANCE AT JANUARY 31, 2009	$149	$30	$(1,387)	$144,577	$(59,464)	$50,272	$134,177

Comprehensive loss (Note 11):
Net loss	—	—	—	—	—	(45,441)	(45,441)
Pension and postretirement benefit plans					1,196		1,196
Change in fair value of cash flow hedges	—	—	—	—	(831)	—	(831)

Total comprehensive loss							(45,076)

Share-based compensation expense	10	—	—	1,107	—	—	1,117

BALANCE AT MAY 2, 2009	$159	$30	$(1,387)	$145,684	$(59,099)	$4,831	$90,218

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
1. BASIS OF PRESENTATION
The Bon-Ton Stores, Inc., a Pennsylvania corporation, was incorporated on January 31, 1996 as the successor of a company incorporated on January 31, 1929. The Bon-Ton Stores, Inc. operates, through its subsidiaries, 280 department stores, including 12 furniture galleries, in 23 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson Pirie Scott, Elder-Beerman, Herberger’s and Younkers nameplates and, under the Parisian nameplate, stores in the Detroit, Michigan area. The Bon-Ton Stores, Inc. conducts its operations through one business segment.
The accompanying unaudited consolidated financial statements include the accounts of The Bon-Ton Stores, Inc. and all of its wholly owned subsidiaries (collectively, “the Company”). All intercompany transactions and balances have been eliminated in consolidation.
The unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all information and footnotes required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of interim periods have been included. The Company’s business is seasonal in nature and results of operations for the interim periods presented are not necessarily indicative of results for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.
All references to the “first quarter of 2009” and the “first quarter of 2008” are to the thirteen weeks ended May 2, 2009 and May 3, 2008, respectively. References to the “fourth quarter of 2008” are to the thirteen weeks ended January 31, 2009. All references to “2009” are to the fifty-two weeks ending January 30, 2010.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions about future events. These estimates and assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and the reported amounts of revenue and expenses. Such estimates include the valuation of inventories, long-lived assets, intangible assets, insurance reserves, legal contingencies and assumptions used in the calculation of income taxes and retirement and other post-employment benefits, among others. These estimates and assumptions are based on management’s best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from further changes in the economic environment will be reflected in the financial statements in future periods.
Future Accounting Changes
In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments” and APB No. 28, “Interim Financial Reporting.” FSP FAS 107-1 and APB 28-1 requires fair value disclosures on an interim basis for financial instruments that are not reflected in an entity’s consolidated financial statements at fair value. Prior to the issuance of FSP FAS 107-1 and APB 28-1, the fair values of those financial instruments were disclosed on an annual basis only. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009; accordingly, the Company will include the required disclosures in its Form 10-Q for the period ending August 1, 2009 and otherwise does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP No. 132(R)-1”). FSP No. 132(R)-1 requires entities to provide enhanced disclosures about investment allocation decisions, the major categories of plan assets, the inputs and valuation techniques used to measure fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The enhanced disclosures about plan assets required by FSP No. 132(R)-1 must be provided in the Company’s Annual Report on Form 10-K for 2009. The Company is currently assessing the potential impacts, if any, on its consolidated financial statements.
2. PER-SHARE AMOUNTS
Effective February 1, 2009, the Company adopted FSP Emerging Issues Task Force No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”). Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method as described in SFAS No. 128, “Earnings Per Share.” The Company’s unvested restricted shares and restricted stock units are considered participating securities. All prior-period EPS data presented is required to be adjusted retrospectively to conform to the provisions of FSP EITF No. 03-6-1. However, in the event of a net loss, participating securities are to be excluded from the calculation of both basic and diluted EPS.
Due to the Company’s net loss, approximately 812,512 and 583,444 unvested restricted shares (participating securities) were excluded from the calculation of both basic and diluted EPS for the first quarter of 2009 and the first quarter of 2008, respectively.
In addition, approximately 1,120,111 and 927,239 stock option shares (non-participating securities) were excluded from the calculation of diluted EPS for the first quarter of 2009 and the first quarter of 2008, respectively, as they would have been antidilutive. Certain of these stock option shares were excluded solely due to the Company’s net loss position in the first quarter of 2008. Had the Company reported a profit for the first quarter of 2009, these shares would have had no effect on dilutive shares for purposes of calculating diluted EPS. Had the Company reported a profit for the first quarter of 2008, these shares would have had an approximate effect of 4,729 dilutive shares for purposes of calculating diluted EPS.
3. FAIR VALUE MEASUREMENTS
SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), defines fair value and establishes a framework for measuring fair value; however, it does not require any new fair value measurements. Effective February 3, 2008, the Company adopted the provisions of SFAS No. 157 for financial assets and liabilities that are measured at fair value on a recurring basis. Effective February 1, 2009, the Company adopted the provisions of SFAS No. 157 for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Company did not have any material fair value measurements required for its non-financial assets and liabilities during the first quarter of 2009.
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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The following tables present the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis based on the fair value hierarchy:

Significant
		Quoted Prices	Other	Significant
	Total Carrying	in Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	May 2, 2009	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liability	$6,539	$—	$6,539	$—

Significant
	Total Carrying		Other	Significant
	Value at	Quoted Prices	Observable	Unobservable
	January 31,	in Active Markets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liability	$5,708	$—	$5,708	$—
4. INTEREST RATE DERIVATIVES
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 enhances disclosures for derivative instruments and hedging activities, including: (1) how and why a company uses derivative instruments; (2) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”); and (3) the effect of derivative instruments and related hedged items on a company’s financial position, financial performance and cash flows. The Company adopted SFAS No. 161 as of February 1, 2009. As SFAS No. 161 relates specifically to disclosures, this standard had no impact on the Company’s financial condition, results of operations or cash flows.
The Company enters into interest rate swap agreements to manage the fixed/variable interest rate mix of its debt portfolio. These derivatives are accounted for in accordance with SFAS No. 133, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” SFAS No. 157 and SFAS No. 161.
It is the policy of the Company to identify on a continuing basis the need for debt capital and evaluate financial risks inherent in funding the Company with debt capital. In conjunction with this ongoing review, the debt portfolio and hedging program of the Company is managed to: (1) reduce funding risk with respect to borrowings made or to be made by the Company to preserve the Company’s access to debt capital and provide debt capital as required for funding and liquidity purposes, and (2) control the aggregate interest rate risk of the debt portfolio. The Company enters into interest rate swap agreements to change the fixed/variable interest rate mix of the debt portfolio in order to maintain an appropriate balance of fixed-rate and variable-rate debt.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
On the date the derivative instrument is entered into, the Company designates the derivative as a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”). Changes in the fair value of a derivative that is designated as, and meets all required criteria for, a cash flow hedge are recorded in other comprehensive income or loss (“OCI”) and reclassified into the statement of operations as the underlying hedged item affects earnings, such as when quarterly settlements are made on the hedged forecasted transaction. The portion of the change in fair value of a derivative associated with hedge ineffectiveness or the component of a derivative instrument excluded from the assessment of hedge effectiveness, if any, is recorded in the current statement of operations. Also, changes in the fair value of a derivative that is not designated as a hedge, if any, are entirely recorded in the statement of operations. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions; this process includes relating all derivatives that are designated as cash flow hedges to specific balance sheet assets or liabilities. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively for the respective derivative. In addition, if the forecasted transaction is no longer likely to occur, any amounts in accumulated other comprehensive income or loss (“AOCI”) related to the derivative are recorded in the statement of operations for the current period.
At May 2, 2009, the Company had two interest rate swap contracts to effectively convert a portion of its variable-rate debt to fixed-rate debt, both of which were entered into on July 14, 2006 and expire on July 14, 2011. These contracts entail the exchange of fixed-rate and floating-rate interest payments periodically over the life of the agreement. The floating-rate interest payments are based on three-month LIBOR rates. The following indicates the notional amounts of these interest rate swap contracts as of May 2, 2009 and the range of fixed-rates associated with these contracts:

Interest rate swaps (notional amount)	$100,000
Range of fixed pay rates	5.48% – 5.49%
The following table summarizes the fair value and presentation in the consolidated balance sheet of the interest rate swaps designated as cash flow hedging instruments under SFAS No. 133 as of May 2, 2009:

Balance Sheet Location	Derivative Assets	Derivative Liabilities

Other Long-Term Liabilities	$—	$6,539
The following table summarizes the effect of the interest rate swaps on the consolidated statement of operations and AOCI for the first quarter of 2009:

	Location of Loss	Amount of Loss		Amount of
	Reclassified from	Reclassified from	Location of Loss	Loss
Amount of Loss	AOCI to the	AOCI to the	Recognized in the	Recognized in
Recognized in	Statement of	Statement of	Statement of	the Statement
OCI	Operations	Operations	Operations	of Operations
(effective portion)	(effective portion)	(effective portion)	(ineffective portion)	(ineffective portion)
$1,925	Interest Expense, Net	$1,094	Interest Expense, Net	$—

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
At May 2, 2009, it is expected that approximately $3,018 of losses in AOCI related to interest rate swaps will be reclassified into the statement of operations within the next 12 months. As of May 2, 2009, the maximum time over which the Company is hedging its exposure to the variability in future cash flows related to forecasted transactions is 26 months.
5. SUPPLEMENTAL BALANCE SHEET INFORMATION
Prepaid expenses and other current assets were comprised of the following:

	May 2,	January 31,
	2009	2009
Prepaid expenses	$36,042	$32,822
Other receivables	38,055	49,473
Income tax receivables	33,944	31,146

Total	$108,041	$113,441

6. SUPPLEMENTAL CASH FLOW INFORMATION
The following supplemental cash flow information is provided for the periods reported:

	THIRTEEN
	WEEKS ENDED
	May 2,	May 3,
	2009	2008

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$36,629	$36,754
Income taxes paid, net of refunds	176	4,760

Non-cash investing activities:
Decrease in accrued property, fixtures and equipment included in accounts payable and accrued expenses	$(1,241)	$(2,088)
Assets acquired under capital leases	4,602	—

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
7. EXIT OR DISPOSAL ACTIVITIES
The following table summarizes exit or disposal activities during the first quarter of 2009 related to involuntary associate termination costs associated with the Company’s cost reductions implemented in January 2009 and the first quarter of 2009, and the closing of its Elder-Beerman store in Hamilton, Ohio in March 2009:

	Termination	Other
	Benefits	Costs	Total
Balance as of January 31, 2009	$2,324	$70	$2,394
Provision	1,641	—	1,641
Payments	(3,845)	—	(3,845)

Balance as of May 2, 2009	$120	$70	$190

The above provision was included within selling, general and administrative expense.
In connection with the acquisition of The Elder-Beerman Stores Corp. in October 2003, the Company incurred expenses related to the termination of a lease. The Company made payments of $20 in the first quarter of 2009 related to the lease termination. The liability for the lease termination was $787 as of May 2, 2009 and will be paid over the remaining contract period ending in 2030.
8. EMPLOYEE DEFINED AND POSTRETIREMENT BENEFIT PLANS
The Company provides benefits to certain current and former associates who are eligible under a defined benefit pension plan and various supplemental pension plans (collectively, the “Pension Plans”). Net periodic benefit expense for the Pension Plans includes the following (income) and expense components:

	THIRTEEN
	WEEKS ENDED
	May 2,	May 3,
	2009	2008
Service cost	$—	$39
Interest cost	2,822	2,935
Expected return on plan assets	(1,765)	(3,076)
Recognition of prior service cost	—	1
Recognition of net actuarial loss	1,219	126

Net periodic benefit expense	$2,276	$25

During the first quarter of 2009, contributions of $5,844 were made to the Pension Plans. Included in those contributions was a payment of $5,658 for the settlement of a previously terminated supplemental pension plan. No gain or loss was recognized in connection with that settlement. The Company anticipates contributing an additional $553 to fund the Pension Plans in 2009 for an annual total of $6,397.
The Company also provides medical and life insurance benefits to certain former associates under a postretirement benefit plan (“Postretirement Benefit Plan”). Net periodic benefit expense of $64, comprised of interest expense of $87 and recognition of net actuarial gain of $23, was recorded in the first quarter of 2009. Net periodic interest expense of $95 was recorded in the first quarter of 2008. During the first quarter of 2009, participant premiums received under the plan exceeded payments by $8. The Company anticipates contributing an additional $837 to fund the Postretirement Benefit Plan in 2009 for a net annual total of $829.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
9. INCOME TAXES
SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) requires companies to assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. In accordance with SFAS No. 109, a full valuation allowance was established during the fourth quarter of 2008, and maintained throughout the first quarter of 2009, on nearly all the Company’s net deferred tax assets. The Company’s deferred tax asset valuation allowance totaled $162,349 and $145,468 at May 2, 2009 and January 31, 2009, respectively.
Given the Company’s valuation allowance position, no tax benefit was recognized on the Company’s loss before income taxes for the first quarter of 2009. The tax benefit of $1,080 recorded for the first quarter of 2009 reflects a $1,633 tax benefit related to a statute of limitations expiration recorded pursuant to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” partially offset by certain state income tax expense.
10. CONTINGENCIES
In connection with the 2006 sale of a store lease, the Company instituted legal proceedings against the purchaser, and its guarantor, to collect $1,654 due. As of May 2, 2009, the Company is owed $6,503 from this sale, of which $1,654 is past due. The Company believes it will collect all amounts owed.
The Company is party to other legal proceedings and claims that arise during the ordinary course of business. In the opinion of management, the ultimate outcome of any such litigation and claims will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.
11. COMPREHENSIVE LOSS
Comprehensive loss was determined as follows:

	THIRTEEN
	WEEKS ENDED
	May 2,	May 3,
	2009	2008

Net loss	$(45,441)	$(34,063)
Other comprehensive income (loss):
Amortization of pension and postretirement benefit plans	1,196	80
Cash flow hedge derivative (loss) income	(831)	936

Comprehensive loss	$(45,076)	$(33,047)

As a result of the additional deferred tax asset valuation allowance established in the fourth quarter of 2008 and maintained throughout the first quarter of 2009, the changes recognized within other comprehensive income (loss) in the first quarter of 2009 were recorded on a gross basis. In the first quarter of 2008, these changes were recorded net of tax.
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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The condensed consolidating financial information for the Company, the Issuer and the Company’s guarantor and non-guarantor subsidiaries as of May 2, 2009 and January 31, 2009 and for the first quarter of 2009 and the first quarter of 2008 as presented below has been prepared from the books and records maintained by the Company, the Issuer and the guarantor and non-guarantor subsidiaries. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the guarantor and non-guarantor subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from affiliates will exist at any time.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Balance Sheet
May 2, 2009

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$7,831	$10,547	$—	$—	$18,379
Merchandise inventories	—	338,262	353,141	—	—	691,403
Prepaid expenses and other current assets	—	82,966	23,739	1,842	(506)	108,041

Total current assets	1	429,059	387,427	1,842	(506)	817,823

Property, fixtures and equipment at cost, net	—	254,578	261,593	298,491	—	814,662
Deferred income taxes	—	2,199	4,672	—	—	6,871
Intangible assets, net	—	62,808	83,040	—	—	145,848
Investment in and advances to (from) affiliates	90,217	578,291	21,111	316	(689,935)	—
Other long-term assets	—	18,314	5,068	2,437	—	25,819

Total assets	$90,218	$1,345,249	$762,911	$303,086	$(690,441)	$1,811,023

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$173,490	$—	$—	$—	$173,490
Accrued payroll and benefits	—	22,069	9,556	—	—	31,625
Accrued expenses	—	78,428	75,797	85	(506)	153,804
Current maturities of long-term debt and obligations under capital leases	—	1,915	2,278	6,211	—	10,404
Deferred income taxes	—	2,518	4,722	—	—	7,240
Income taxes payable	—	100	66	—	—	166

Total current liabilities	—	278,520	92,419	6,296	(506)	376,729

Long-term debt and obligations under capital leases, less current maturities	—	874,438	56,772	250,203	—	1,181,413
Other long-term liabilities	—	122,202	39,250	1,211	—	162,663

Total liabilities	—	1,275,160	188,441	257,710	(506)	1,720,805

Shareholders’ equity	90,218	70,089	574,470	45,376	(689,935)	90,218

Total liabilities and shareholders’ equity	$90,218	$1,345,249	$762,911	$303,086	$(690,441)	$1,811,023

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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
Thirteen Weeks Ended May 2, 2009

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$278,415	$366,116	$—	$—	$644,531
Other income	—	7,459	10,933	—	—	18,392

	—	285,874	377,049	—	—	662,923

Costs and expenses:
Costs of merchandise sold	—	181,659	238,707	—	—	420,366
Selling, general and administrative	—	107,932	137,625	22	(8,752)	236,827
Depreciation and amortization	—	11,261	13,844	2,993	—	28,098
Amortization of lease-related interests	—	709	518	—	—	1,227

Loss from operations	—	(15,687)	(13,645)	(3,015)	8,752	(23,595)

Other income (expense):
Intercompany rental and royalty income	—	—	1,565	7,187	(8,752)	—
Equity in losses of subsidiaries	(46,521)	(13,248)	—	—	59,769	—
Interest expense, net	—	(17,586)	(1,118)	(4,222)	—	(22,926)

Loss before income taxes	(46,521)	(46,521)	(13,198)	(50)	59,769	(46,521)
Income tax (benefit) provision	(1,080)	(1,080)	169	—	911	(1,080)

Net loss	$(45,441)	$(45,441)	$(13,367)	$(50)	$58,858	$(45,441)

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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Cash Flows
Thirteen Weeks Ended May 2, 2009

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$866	$(22,892)	$5,884	$2,672	$(5,189)	$(18,659)

Cash flows from investing activities:
Capital expenditures	—	(5,253)	(893)	—	—	(6,146)
Intercompany investing activity	—	(814)	—	—	814	—
Proceeds from sale of property, fixtures and equipment	—	21	35	—	—	56

Net cash used in investing activities	—	(6,046)	(858)	—	814	(6,090)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(152,071)	(543)	(2,048)	—	(154,662)
Proceeds from issuance of long-term debt	—	184,308	—	—	—	184,308
Intercompany financing activity	—	(866)	(2,885)	(624)	4,375	—
Cash dividends paid	(866)	—	—	—	—	(866)
Decrease in bank overdraft balances	—	(5,371)	—	—	—	(5,371)

Net cash (used in) provided by financing activities	(866)	26,000	(3,428)	(2,672)	4,375	23,409

Net (decrease) increase in cash and cash equivalents	—	(2,938)	1,598	—	—	(1,340)

Cash and cash equivalents at beginning of period	1	10,769	8,949	—	—	19,719

Cash and cash equivalents at end of period	$1	$7,831	$10,547	$—	$—	$18,379

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Cash Flows
Thirteen Weeks Ended May 3, 2008

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$866	$(39,398)	$9,149	$2,914	$(5,597)	$(32,066)

Cash flows from investing activities:
Capital expenditures	—	(18,390)	(7,148)	—	—	(25,538)
Proceeds from sale of property, fixtures and equipment	—	—	39	—	—	39

Net cash used in investing activities	—	(18,390)	(7,109)	—	—	(25,499)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(149,806)	(443)	(1,443)	—	(151,692)
Proceeds from issuance of long-term debt	—	214,305	—	—	—	214,305
Intercompany financing activity	—	(866)	(3,265)	(1,466)	5,597	—
Cash dividends paid	(866)	—	—	—	—	(866)
Deferred financing costs paid	—	(256)	—	(5)	—	(261)
Decrease in bank overdraft balances	—	(6,400)	—	—	—	(6,400)

Net cash (used in) provided by financing activities	(866)	56,977	(3,708)	(2,914)	5,597	55,086

Net decrease in cash and cash equivalents	—	(811)	(1,668)	—	—	(2,479)

Cash and cash equivalents at beginning of period	1	9,604	11,633	—	—	21,238

Cash and cash equivalents at end of period	$1	$8,793	$9,965	$—	$—	$18,759

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For purposes of the following discussion, references to the “first quarter of 2009” and the “first quarter of 2008” are to the thirteen-week periods ended May 2, 2009 and May 3, 2008, respectively. References to the “fourth quarter of 2008” are to the thirteen-week period ended January 31, 2009. References to “2009” are to the fifty-two week period ending January 30, 2010; references to “2008” are to the fifty-two week period ended January 31, 2009. References to “the Company,” “we,” “us,” and “our” refer to The Bon-Ton Stores, Inc. and its subsidiaries.
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
We operate in the department store segment of the U.S. retail industry, which is a highly competitive and fragmented environment. The department store industry continues to evolve in response to consolidation among merchandise vendors as well as the evolution of competitive retail formats — mass merchandisers, national chain retailers, specialty retailers and online retailers.
Our operating results and performance, and that of our competitors, depend significantly on economic conditions and their impact on consumer spending. During 2008 and the first quarter of 2009, a combination of economic factors created an extremely adverse environment for the retail industry, including the department store sector. Given the outlook of continued recessionary factors, we anticipate another difficult year in 2009. As such, in 2009 we expect:
•	a comparable store sales decrease in the range of 6.5% to 9.0%;
•	a reduction in other income;
•	a gross margin rate of 35.5% to 36.0%;
•	a reduction of $70.0 million in our selling, general and administrative (“SG&A”) expenses; and
•	an effective tax rate of 0%.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Results of Operations
The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

	THIRTEEN
	WEEKS ENDED
	May 2,	May 3,
	2009	2008
Net sales	100.0%	100.0%
Other income	2.9	3.3
	102.9	103.3

Costs and expenses:
Costs of merchandise sold	65.2	66.0
Selling, general and administrative	36.7	36.5
Depreciation and amortization	4.4	4.1
Amortization of lease-related interests	0.2	0.2

Loss from operations	(3.7)	(3.6)
Interest expense, net	3.6	3.5

Loss before income taxes	(7.2)	(7.1)
Income tax benefit	(0.2)	(2.3)

Net loss	(7.1)%	(4.9)%

First Quarter of 2009 Compared with First Quarter of 2008
Net sales: Net sales for the first quarter of 2009 were $644.5 million, compared with $700.2 million for the first quarter of 2008, a decrease of $55.7 million or 8.0%. Comparable store net sales decreased 8.6% in the period. We believe the comparable store net sales decline was due to the continued challenging economic environment, which has pressured consumer spending.
Our customers’ spending patterns have shifted as a result of the current economic situation. Sales trends indicate movement toward a value-orientation, with decided emphasis on price. Sales in Moderate Sportswear (included in Women’s Apparel), the best performing category in the period, have benefited from this shift as our moderate zone provides the value our customers are seeking. In addition, the poor performances, conversely, of Better Sportswear (included in Women’s Apparel) and Furniture (included in Home) suggest our customers are spending their limited discretionary dollars on more moderately-priced merchandise. Better Sportswear is the most difficult business in Women’s Apparel at this time as, we believe, customers are choosing price over brand. Furniture sales continue to be adversely impacted by the difficult housing market and continued deterioration in consumer spending for more expensive items.
Other income: Other income, which includes income from revenues received under a credit card program agreement with HSBC Bank Nevada, N.A., leased departments and other customer revenues, was $18.4 million, or 2.9% of net sales, in the first quarter of 2009 as compared with $22.8 million, or 3.3% of net sales, in the first quarter of 2008. This decrease primarily reflects reduced sales volume and reduced income associated with our proprietary credit card program.
Costs and expenses: Gross margin in the first quarter of 2009 was $224.2 million as compared with $237.7 million in the comparable prior year period, a decrease of $13.6 million. The decrease in gross margin dollars is attributable to the decreased sales volume. Gross margin as a percentage of net sales increased 80 basis points to 34.8% in the first quarter of 2009 from 34.0% in the same period last year. The increase in the gross margin rate primarily reflects decreased net markdowns.
SG&A expense in the first quarter of 2009 was $236.8 million compared with $255.8 million in the first quarter of 2008, a decrease of $18.9 million. The reduction is largely the result of our cost saving initiatives in response to the difficult economic environment. However, due to the reduced sales volume in the period, the current year expense rate increased to 36.7% of net sales, compared with 36.5% for the same period last year.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Depreciation and amortization expense and amortization of lease-related interests decreased $0.9 million, to $29.3 million, in the first quarter of 2009 from $30.2 million in the first quarter of 2008, primarily due to significant asset impairments recorded in the fourth quarter of 2008.
Loss from operations: Operating loss was reduced in the first quarter of 2009 to $23.6 million, or 3.7% of net sales, as compared with an operating loss of $25.5 million, or 3.6% of net sales, in the comparable prior year period.
Interest expense, net: Net interest expense was $22.9 million, or 3.6% of net sales, in the first quarter of 2009 compared with $24.4 million, or 3.5% of net sales, in the first quarter of 2008. The $1.4 million decrease is primarily due to reduced interest rates in the current period.
Income tax benefit: The income tax benefit reflects an effective tax rate of 2.3%, or $1.1 million, in the first quarter of 2009, compared with 31.7%, or $15.8 million, in the comparable prior year period. The current year decrease principally reflects the continuation in the first quarter of 2009 of a full valuation allowance established during the fourth quarter of 2008 on nearly all the Company’s net deferred tax assets.
Net loss: Net loss in the first quarter of 2009 was $45.4 million, or 7.1% of net sales, compared with a net loss of $34.1 million, or 4.9% of net sales, in the first quarter of 2008.
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
Liquidity and Capital Resources
At May 2, 2009, we had $18.4 million in cash and cash equivalents and $164.6 million available under our asset-based revolving credit facility (before taking into account the minimum borrowing availability covenant under such facility of $75.0 million). In anticipation of continued recessionary pressures in 2009, we heightened our focus on maximizing cash flow by reducing operating expenses and significantly curtailing our planned capital expenditures. Additionally, we are continuing to control inventory levels in order to benefit our working capital needs. We anticipate that these actions, together with projected cash benefits from our cost savings initiatives, will positively impact our 2009 cash flow.
Typically, cash flows from operations are impacted by the effect on sales of (1) consumer confidence, (2) weather in the geographic markets served by the Company, (3) general economic conditions and (4) competitive conditions existing in the retail industry; a downturn in any single factor or a combination of factors could have a material adverse impact upon our ability to generate sufficient cash flows to operate our business. Currently, our business model is adversely impacted by additional economic drivers reflective of the global recession. While difficult economic conditions affect our assessment of short-term liquidity, and while there can be no assurances, we consider our resources, including cash flows from operations supplemented by borrowings under our revolving credit facility, adequate to satisfy our cash needs for at least the next twelve months.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The following table summarizes material measures of the Company’s liquidity and capital resources:

	May 2,	May 3,
(Dollars in millions)	2009	2008

Working capital	$441.1	$464.3
Current ratio	2.17:1	2.07:1
Debt to total capitalization (1)	0.93:1	0.79:1
Unused availability under lines of credit (2)	$164.6	$273.8

(1)	Debt includes obligations under capital leases. Total capitalization includes shareholders’ equity, debt and obligations under capital leases.

(2)	Subject to a minimum borrowing availability covenant of $75.
Our primary sources of working capital are cash flows from operations and borrowings under our revolving credit facility, which provides for up to $800.0 million in borrowings. In the first quarter of 2009, we elected to reduce the previous $1.0 billion commitment under our revolving credit facility by $200.0 million, which will reduce interest expense associated with the unused commitment fee.
The decrease in working capital primarily reflects decreased levels of merchandise inventories due to inventory management efforts in response to sales trends, partially offset by an income tax receivable relating to an anticipated refund in the thirteen weeks ending August 1, 2009. The increase in the current ratio as of May 2, 2009, as compared with May 3, 2008, primarily reflects proportionately larger decreases in current liabilities as compared with current assets, principally due to reduced accounts payable as a result of the reduction in merchandise inventories, reduced vendor/factor support and accelerated discounted vendor payments. The increase in debt to total capitalization is largely due to the significant decrease in shareholders’ equity in 2008 and the first quarter of 2009, the result of the net loss in the respective periods, which in 2008 includes the charges for asset impairments and deferred tax valuation allowances, as well as the decline in the funded status of the Company’s defined benefit pension plans. The decrease in unused availability under lines of credit as compared with the prior year reflects reduced availability primarily due to decreased inventory levels, operating losses, and increases in trade and standby letters of credit.
Cash provided by (used in) our operating, investing and financing activities is summarized as follows:

	THIRTEEN
	WEEKS ENDED
	May 2,	May 3,
(Dollars in millions)	2009	2008

Operating activities	$(18.7)	$(32.1)
Investing activities	(6.1)	(25.5)
Financing activities	23.4	55.1
Net cash used in operating activities was $18.7 million and $32.1 million in the first quarter of 2009 and the first quarter of 2008, respectively. The decrease in net cash used in the current year primarily reflects reduced working capital requirements, partially offset by an increased net loss in the period.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Net cash used in investing activities was $6.1 million in the first quarter of 2009, compared with $25.5 million in the first quarter of 2008, as capital expenditures were significantly reduced in the current year in response to economic conditions.
Net cash provided by financing activities was $23.4 million in the first quarter of 2009, compared with $55.1 million in the comparable prior year period. The change primarily reflects reduced net borrowings due to decreased cash requirements for current year operating activities and reduced capital expenditures.
Our capital expenditures in the first quarter of 2009, which do not reflect reductions for landlord contributions of $1.9 million, totaled $6.1 million. Capital expenditures for 2009, net of approximately $7 million of landlord contributions, are planned at approximately $40 million, a significant reduction from the prior year’s capital expenditures of $84.8 million (which do not reflect reductions for landlord contributions of $18.9 million), as we are limiting store expansion and remodel activities in the near term. Included in 2009 planned capital expenditures is continued investment in information technology.
Critical Accounting Policies
Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Preparation of these financial statements required us to make estimates and judgments that affected reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. On an ongoing basis, we evaluate our estimates, including those related to merchandise returns, inventories, intangible assets, income taxes, financings, contingencies, insurance reserves, litigation, and pension and supplementary retirement plans. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
As of January 31, 2009, approximately 32% of our inventories were valued using a first-in, first-out cost basis and approximately 68% of our inventories were valued using a last-in, first-out (“LIFO”) cost basis. As is currently the case with many companies in the retail industry, our LIFO calculations yielded inventory increases in recent prior years due to deflation reflected in price indices used. The LIFO method values merchandise sold at the cost of more recent inventory purchases (which the deflationary indices indicated to be lower), resulting in the general inventory on-hand being carried at the older, higher costs. Given these higher values and the promotional retail environment, we have reduced the carrying value of our LIFO inventories to an estimated realizable value. These reductions totaled $41.6 million as of May 2, 2009 and January 31, 2009. Inherent in the valuation of inventories are significant management judgments and estimates regarding future merchandise selling costs and pricing. Should these estimates prove to be inaccurate, we may have overstated or understated our inventory carrying value. In such cases, operating results would ultimately be impacted.
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

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Income Taxes
Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against net deferred tax assets. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), the process involves summarizing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. In addition, SFAS No. 109 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. To the extent a valuation allowance is established in a period, an expense must be recorded within the income tax provision in the statement of operations.
We reported net deferred tax liabilities of $0.4 million at May 2, 2009 and net deferred tax assets of $2.7 million at January 31, 2009. In assessing the realizability of our deferred tax assets, we considered whether it is more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Pursuant to SFAS No. 109, significant weight is to be given to evidence that can be objectively verified. As a result, a company’s current or previous losses are given more weight than any projected future taxable income. In addition, a recent three-year historical cumulative loss is considered a significant element of negative evidence that is difficult to overcome.
We evaluate our deferred tax assets each reporting period, including assessment of the Company’s cumulative income over the prior three-year period, to determine if valuation allowances are required. With respect to our review for the fourth quarter of 2008, a significant element of negative evidence considered was our three-year historical cumulative loss as of the fourth quarter of 2008. This, combined with uncertain near-term economic conditions, reduced our ability to rely on our projections of future taxable income in establishing the deferred tax assets valuation allowance at January 31, 2009. Accordingly, a nearly full valuation allowance was established on our net deferred tax assets during the fourth quarter of 2008. With respect to our review for the first quarter of 2009, we concluded that it was necessary to continue the position of a nearly full valuation allowance on our net deferred tax assets.
Our deferred tax asset valuation allowance totaled $162.3 million and $145.5 million at May 2, 2009 and January 31, 2009, respectively. If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may need to be adjusted, which could materially impact our financial position and results of operations. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard under SFAS No. 109, the valuation allowance would be reversed accordingly in the period that such a conclusion is reached.
Long-lived Assets
Property, fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in our business model or capital strategy can result in the actual useful lives differing from estimates. In cases where we determined that the useful life of property, fixtures and equipment should be shortened, we depreciated the net book value in excess of the salvage value over the revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or leasehold improvements could also result in shortened useful lives. Our net property, fixtures and equipment amounted to $814.7 million and $832.8 million at May 2, 2009 and January 31, 2009, respectively.
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
Intangible Assets
Net intangible assets totaled $145.8 million and $148.2 million at May 2, 2009 and January 31, 2009, respectively. Our intangible assets at May 2, 2009 are principally comprised of $75.6 million of lease interests that relate to below-market-rate leases and $70.2 million associated with trade names, private label brand names and customer lists. The lease-related interests are being amortized using a straight-line method. The customer lists are being amortized using a declining-balance method. At May 2, 2009, trade names and private label brand names of $54.1 million have been deemed as having indefinite lives.
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” intangible assets that have indefinite lives are reviewed for impairment at least annually or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Our policy is to conduct impairment testing based on our most current business plans, which reflect anticipated changes in the economy and the industry. If actual results prove inconsistent with our assumptions and judgments, we could be exposed to a material impairment charge.
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
Pension and Supplementary Retirement Plans
We provide an unfunded supplementary pension plan to certain key executives. Through acquisitions, we acquired a defined benefit pension plan and assumed the liabilities of supplementary pension plans and a postretirement benefit plan. Major assumptions used in accounting for these plans include the discount rate and the expected long-term rate of return on the defined benefit plan’s assets.
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
Future Accounting Changes
In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and APB No. 28, “Interim Financial Reporting.” FSP FAS 107-1 and APB 28-1 requires fair value disclosures on an interim basis for financial instruments that are not reflected in an entity’s consolidated financial statements at fair value. Prior to the issuance of FSP FAS 107-1 and APB 28-1, the fair values of those financial instruments were disclosed on an annual basis only. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009; accordingly, we will include the required disclosures in our Form 10-Q for the period ending August 1, 2009 and otherwise do not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on our consolidated financial statements.
In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP No. 132(R)-1”). FSP No. 132(R)-1 requires entities to provide enhanced disclosures about investment allocation decisions, the major categories of plan assets, the inputs and valuation techniques used to measure fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The enhanced disclosures about plan assets required by FSP No. 132(R)-1 must be provided in our Annual Report on Form 10-K for 2009. We are currently assessing the potential impacts, if any, on the consolidated financial statements.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Forward-Looking Statements
Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission contain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which may be identified by words such as “may,” “could,” “will,” “plan,” “expect,” “anticipate,” “estimate,” “project,” “intend” or other similar expressions, involve important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. Factors that could cause such differences include, but are not limited to, risks related to retail businesses generally; a significant and prolonged deterioration of general economic conditions which could negatively impact the Company, including the potential write-down of the current valuation of intangible assets and deferred taxes; changes in the terms of our proprietary credit card program; potential increase in pension obligations; consumer spending patterns, debt levels, and the availability and cost of consumer credit; additional competition from existing and new competitors; inflation; changes in the costs of fuel and other energy and transportation costs; weather conditions that could negatively impact sales; uncertainties associated with expanding or remodeling existing stores; the ability to attract and retain qualified management; the dependence upon relationships with vendors and their factors; a security breach; the ability to reduce SG&A expenses; the incurrence of unplanned capital expenditures; the ability to realize the expected benefits from our planned changes in operating structure and the ability to obtain financing for working capital, capital expenditures and general corporate purposes. Additional factors that could cause the Company’s actual results to differ from those contained in these forward-looking statements are discussed in greater detail under Item 1A of the Company’s Form 10-K filed with the Securities and Exchange Commission.

THE BON-TON STORES, INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk and Financial Instruments
Refer to disclosures contained on page 36 of our 2008 Annual Report on Form 10-K. There have been no material changes in our exposures, risk management strategies, or hedging positions since January 31, 2009.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal controls over financial reporting that occurred during the thirteen weeks ended May 2, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

THE BON-TON STORES, INC.
PART II: OTHER INFORMATION
ITEM 6. EXHIBITS
(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

Exhibit	Description	Document Location

10.1	Fourth Amendment to Employment Agreement with Byron L. Bergren	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 20, 2009

10.2	Restricted Stock Agreement with Byron L. Bergren	Incorporated by reference to Exhibit 10.5(e) to the Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (“2008 Form 10-K”)

10.3	Restricted Stock Agreement — Performance Shares with Byron L. Bergren	Incorporated by reference to Exhibit 10.5(f) to the 2008 Form 10-K

31.1	Certification of Byron L. Bergren	Filed herewith

31.2	Certification of Keith E. Plowman	Filed herewith

32.1	Certification Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934	Furnished herewith
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BON-TON STORES, INC.

DATE: June 10, 2009	BY:	/s/ Byron L. Bergren Byron L. Bergren
President and
Chief Executive Officer

DATE: June 10, 2009	BY:	/s/ Keith E. Plowman Keith E. Plowman
Executive Vice President,
Chief Financial Officer and
Principal Accounting Officer