Form 10-Q
period 2009-08-01
BON TON STORES INC
filed 2009-09-09
CIK 878079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarter ended August 1, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 28, 2009, there were 15,609,459 shares of Common Stock, $.01 par value, and 2,951,490 shares of Class A Common Stock, $.01 par value, outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
THE BON-TON STORES, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)	August 1,	January 31,
(Unaudited)	2009	2009
Assets
Current assets:
Cash and cash equivalents	$15,591	$19,719
Merchandise inventories	675,321	666,081
Prepaid expenses and other current assets	80,408	113,441

Total current assets	771,320	799,241

Property, fixtures and equipment at cost, net of accumulated depreciation and amortization of $551,261 and $498,556 at August 1, 2009 and January 31, 2009, respectively	793,591	832,763
Deferred income taxes	9,662	9,994
Intangible assets, net of accumulated amortization of $34,991 and $30,611 at August 1, 2009 and January 31, 2009, respectively	143,548	148,171
Other long-term assets	27,695	31,152

Total assets	$1,745,816	$1,821,321

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$178,318	$143,423
Accrued payroll and benefits	29,311	36,116
Accrued expenses	164,597	179,073
Current maturities of long-term debt	6,283	6,072
Current maturities of obligations under capital leases	4,272	2,730
Deferred income taxes	10,247	7,328
Income taxes payable	384	62

Total current liabilities	393,412	374,804

Long-term debt, less current maturities	1,065,332	1,083,449
Obligations under capital leases, less current maturities	66,534	65,319
Other long-term liabilities	162,723	163,572

Total liabilities	1,688,001	1,687,144

Contingencies (Note 11)

Shareholders’ equity:
Preferred Stock — authorized 5,000,000 shares at $0.01 par value; no shares issued	—	—
Common Stock — authorized 40,000,000 shares at $0.01 par value; issued shares of 15,949,652 and 14,880,173 at August 1, 2009 and January 31, 2009, respectively	159	149
Class A Common Stock — authorized 20,000,000 shares at $0.01 par value; issued and outstanding shares of 2,951,490 at August 1, 2009 and January 31, 2009	30	30
Treasury stock, at cost - 337,800 shares at August 1, 2009 and January 31, 2009	(1,387)	(1,387)
Additional paid-in-capital	146,915	144,577
Accumulated other comprehensive loss	(57,971)	(59,464)
(Accumulated deficit) retained earnings	(29,931)	50,272

Total shareholders’ equity	57,815	134,177

Total liabilities and shareholders’ equity	$1,745,816	$1,821,321

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
(In thousands except share and per share data)	August 1,	August 2,	August 1,	August 2,
(Unaudited)	2009	2008	2009	2008

Net sales	$609,228	$673,384	$1,253,759	$1,373,632
Other income	16,076	21,513	34,468	44,288

	625,304	694,897	1,288,227	1,417,920

Costs and expenses:
Costs of merchandise sold	383,097	431,962	803,463	894,462
Selling, general and administrative	222,923	246,394	459,750	502,168
Depreciation and amortization	28,696	29,892	56,794	58,910
Amortization of lease-related interests	1,217	1,206	2,444	2,414
Goodwill impairment	—	17,767	—	17,767

Loss from operations	(10,629)	(32,324)	(34,224)	(57,801)
Interest expense, net	23,194	24,376	46,120	48,738

Loss before income taxes	(33,823)	(56,700)	(80,344)	(106,539)
Income tax provision (benefit)	939	(22,874)	(141)	(38,650)

Net loss	$(34,762)	$(33,826)	$(80,203)	$(67,889)

Per share amounts —
Basic:
Net loss	$(2.04)	$(2.01)	$(4.72)	$(4.04)

Basic weighted average shares outstanding	17,006,401	16,796,187	16,997,170	16,786,887

Diluted:
Net loss	$(2.04)	$(2.01)	$(4.72)	$(4.04)

Diluted weighted average shares outstanding	17,006,401	16,796,187	16,997,170	16,786,887
The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	TWENTY-SIX
	WEEKS ENDED
(In thousands)	August 1,	August 2,
(Unaudited)	2009	2008
Cash flows from operating activities:
Net loss	$(80,203)	$(67,889)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	56,794	58,910
Amortization of lease-related interests	2,444	2,414
Goodwill impairment	—	17,767
Share-based compensation expense	2,348	2,692
Loss on sale of property, fixtures and equipment	115	644
Amortization of deferred financing costs	2,021	2,074
Amortization of deferred gain on sale of proprietary credit card portfolio	(1,207)	(1,207)
Deferred income taxes	3,251	(4,889)
Changes in operating assets and liabilities:
(Increase) decrease in merchandise inventories	(9,240)	44,099
Decrease (increase) in prepaid expenses and other current assets	33,033	(43,252)
Decrease in other long-term assets	1,435	3,409
Increase in accounts payable	39,513	21,593
Decrease in accrued payroll and benefits and accrued expenses	(18,637)	(16,061)
Increase (decrease) in income taxes payable	322	(899)
Increase in other long-term liabilities	2,821	8,146

Net cash provided by operating activities	34,810	27,551

Cash flows from investing activities:
Capital expenditures	(12,976)	(52,759)
Proceeds from sale of property, fixtures and equipment	67	83

Net cash used in investing activities	(12,909)	(52,676)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(336,157)	(346,697)
Proceeds from issuance of long-term debt	316,406	381,530
Cash dividends paid	(866)	(1,733)
Deferred financing costs paid	—	(266)
Decrease in bank overdraft balances	(5,412)	(10,867)

Net cash (used in) provided by financing activities	(26,029)	21,967

Net decrease in cash and cash equivalents	(4,128)	(3,158)

Cash and cash equivalents at beginning of period	19,719	21,238

Cash and cash equivalents at end of period	$15,591	$18,080

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other	(Accumulated
		Class A		Additional	Compre-	Deficit)
(In thousands)	Common	Common	Treasury	Paid-in	hensive	Retained
(Unaudited)	Stock	Stock	Stock	Capital	Loss	Earnings	Total

BALANCE AT JANUARY 31, 2009	$149	$30	$(1,387)	$144,577	$(59,464)	$50,272	$134,177

Comprehensive loss (Note 12):
Net loss	—	—	—	—	—	(80,203)	(80,203)
Pension and postretirement benefit plans	—	—	—	—	2,393	—	2,393
Change in fair value of cash flow hedges	—	—	—	—	(900)	—	(900)

Total comprehensive loss							(78,710)

Share-based compensation expense	10	—	—	2,338	—	—	2,348

BALANCE AT AUGUST 1, 2009	$159	$30	$(1,387)	$146,915	$(57,971)	$(29,931)	$57,815

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
1. BASIS OF PRESENTATION
The Bon-Ton Stores, Inc., a Pennsylvania corporation, was incorporated on January 31, 1996 as the successor of a company incorporated on January 31, 1929. As of August 1, 2009, The Bon-Ton Stores, Inc. operated, through its subsidiaries, 280 department stores in 23 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson Pirie Scott, Elder-Beerman, Herberger’s and Younkers nameplates and, in the Detroit, Michigan area, the Parisian nameplate. The Bon-Ton Stores, Inc. conducts its operations through one business segment.
The accompanying unaudited consolidated financial statements include the accounts of The Bon-Ton Stores, Inc. and all of its wholly owned subsidiaries (collectively, “the Company”). All intercompany transactions and balances have been eliminated in consolidation.
The unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all information and footnotes required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS No. 165”), the Company performed an evaluation of subsequent events for the accompanying consolidated financial statements and notes through September 9, 2009, the date this report was issued. In the opinion of management, all adjustments and disclosures considered necessary for a fair presentation of interim periods have been included. The Company’s business is seasonal in nature and results of operations for the interim periods presented are not necessarily indicative of results for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.
For purposes of the following discussion, references to the “fourth quarter of 2008” are to the 13 weeks ended January 31, 2009. References to the “second quarter of 2009” and the “second quarter of 2008” are to the 13 weeks ended August 1, 2009 and August 2, 2008, respectively. References to “fiscal 2009” are to the 52 weeks ending January 30, 2010.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions about future events. These estimates and assumptions affect the reported amounts of assets and liabilities, disclosures about contingent assets and liabilities, and the reported amounts of revenue and expenses. Such estimates include the valuation of inventories, long-lived assets, intangible assets, insurance reserves, legal contingencies and assumptions used in the calculation of income taxes and retirement and other post-employment benefits, among others. These estimates and assumptions are based on management’s best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from further changes in the economic environment will be reflected in the financial statements in future periods.
Recently Issued Accounting Standards
In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 prescribes the Accounting Standards Codification (“Codification”) as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. The Codification is effective for interim and annual periods ending after September 15, 2009; accordingly, references to authoritative accounting literature in the Company’s consolidated financial statements in its Form 10-Q for the period ending October 31, 2009 and future periodic filings will be in accordance with the Codification. The Company does not expect the adoption of SFAS No. 168 to have a material impact on its consolidated financial statements.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
In May 2009, the FASB issued SFAS No. 165, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The Company adopted this standard, as required, for the period ended August 1, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial statements.
In December 2008, the FASB issued FASB Staff Position (“FSP”) No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP No. 132(R)-1”). FSP No. 132(R)-1 requires entities to provide enhanced disclosures about investment allocation decisions, the major categories of plan assets, the inputs and valuation techniques used to measure fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The enhanced disclosures required by FSP No. 132(R)-1 must be provided in the Company’s Annual Report on Form 10-K for fiscal 2009. The Company does not expect the adoption of FSP No. 132(R)-1 to have a material impact on its consolidated financial statements.
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
Due to the Company’s net loss position, unvested restricted shares (participating securities) totaling approximately 1,207,994 and 607,602 for the second quarter of 2009 and 2008, respectively, and approximately 1,010,253 and 595,523 for the 26 weeks ended August 1, 2009 and August 2, 2008, respectively, were excluded from the calculation of both basic and diluted EPS.
In addition, stock option shares (non-participating securities) totaling approximately 1,098,412 and 1,145,663 for the second quarter of 2009 and 2008, respectively, and approximately 1,109,262 and 1,036,451 for the 26 weeks ended August 1, 2009 and August 2, 2008, respectively, were excluded from the calculation of diluted EPS as they would have been antidilutive. Certain of these stock option shares were excluded solely due to the Company’s net loss position. Had the Company reported a profit for the second quarter of 2009 and 2008, these shares would have had an approximate effect of 1,549 and 4,698 dilutive shares, respectively, for purposes of calculating diluted EPS. Had the Company reported a profit for the 26 weeks ended August 1, 2009 and August 2, 2008, these shares would have had an approximate effect of 775 and 4,714 dilutive shares, respectively, for purposes of calculating diluted EPS.
3. FAIR VALUE OF FINANCIAL INSTRUMENTS
SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), defines fair value and establishes a framework for measuring fair value. Effective February 3, 2008, the Company adopted the provisions of SFAS No. 157 for financial assets and liabilities that are measured at fair value on a recurring basis. Effective February 1, 2009, the Company adopted the provisions of SFAS No. 157 for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. There were no material fair value measurements required for the Company’s non-financial assets and liabilities during the second quarter of 2009 and the 26 weeks ended August 1, 2009.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
SFAS No. 157 establishes fair value hierarchy levels that prioritize the inputs used in valuations that determine fair value. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are primarily quoted prices for similar assets or liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs based on the Company’s own assumptions.
As of August 1, 2009 and January 31, 2009, the Company held two interest rate swap contracts required to be measured at fair value on a recurring basis. The fair values of these interest rate swap contracts are derived from discounted cash flow analysis utilizing an interest rate yield curve that is readily available to the public or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized these interest rate swap contracts as a Level 2 fair value measurement.
The interest rate swap liability comprises the entirety of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis. The carrying value of the interest rate swap liability as of August 1, 2009 and January 31, 2009 is as follows:

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	Total Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
August 1, 2009	$6,608	$—	$6,608	$—

January 31, 2009	$5,708	$—	$5,708	$—

In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting.” FSP FAS 107-1 and APB 28-1 requires disclosures about the fair value of the Company’s financial instruments on an interim basis. Effective May 3, 2009, the Company adopted the provisions of FSP FAS 107-1 and APB 28-1.
The carrying values of the Company’s cash and cash equivalents, accounts payable and financial instruments reported within prepaid expenses and other current assets and other long-term assets approximate fair value. The carrying value of the Company’s long-term debt, including current maturities but excluding capital leases, was $1,071,615 and $1,089,520 at August 1, 2009 and January 31, 2009, respectively, and the estimated fair value was $769,135 and $605,813 at August 1, 2009 and January 31, 2009, respectively. The fair value estimate of the Company’s long-term debt was based on quoted market prices or, where applicable, derived from discounted cash flow analysis.
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
(In thousands except share data)
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
At August 1, 2009, the Company had two interest rate swap contracts to effectively convert a portion of its variable-rate debt to fixed-rate debt, both of which were entered into on July 14, 2006 and expire on July 14, 2011. These contracts entail the exchange of fixed-rate and floating-rate interest payments periodically over the life of the agreement. The floating-rate interest payments are based on three-month LIBOR rates. The following indicates the notional amounts of these interest rate swap contracts as of August 1, 2009 and the range of fixed-rates associated with these contracts:

Interest rate swaps (notional amount)	$100,000
Range of fixed pay rates	5.48% – 5.49%
The following table summarizes the fair value and presentation in the consolidated balance sheet of the interest rate swaps designated as cash flow hedging instruments under SFAS No. 133 as of August 1, 2009:

Balance Sheet Location	Derivative Assets	Derivative Liabilities
Other Long-Term Liabilities	$—	$6,608

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
The following table summarizes the effect of the interest rate swaps on the consolidated statement of operations and AOCI:

Amount of
			Amount of Loss	Location of	Loss
	Amount of	Location of Loss	Reclassified	Loss	Recognized
	Loss	Reclassified from	from AOCI to	Recognized in	in the
	Recognized	AOCI to the	the Statement	the Statement	Statement of
	in OCI	Statement of	of Operations	of Operations	Operations
	(effective	Operations	(effective	(ineffective	(ineffective
	portion)	(effective portion)	portion)	portion)	portion)

Second Quarter of 2009	$1,201	Interest Expense, Net	$1,132	Interest Expense, Net	$—

26 Weeks Ended August 1, 2009	$3,126	Interest Expense, Net	$2,226	Interest Expense, Net	$—

At August 1, 2009, it is expected that approximately $3,827 of losses in AOCI related to interest rate swaps will be reclassified into the statement of operations within the next 12 months. As of August 1, 2009, the maximum time over which the Company is hedging its exposure to the variability in future cash flows related to forecasted transactions is 23 months.
5. SUPPLEMENTAL BALANCE SHEET INFORMATION
Prepaid expenses and other current assets were comprised of the following:

	August 1,	January 31,
	2009	2009
Prepaid expenses	$38,664	$32,822
Other receivables	40,482	49,473
Income tax receivables	1,262	31,146

Total	$80,408	$113,441

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
6. SUPPLEMENTAL CASH FLOW INFORMATION
The following supplemental cash flow information is provided for the periods reported:

	TWENTY-SIX
	WEEKS ENDED
	August 1,	August 2,
	2009	2008
Cash paid for:
Interest, net of amounts capitalized	$44,340	$47,429
Income taxes, net of refunds received	(32,538)	5,626

Non-cash investing activities:
(Decrease) increase in accrued property, fixtures and equipment included in accounts payable and accrued expenses	$(982)	$545
Assets acquired under capital leases	4,602	—
7. EXIT OR DISPOSAL ACTIVITIES
The following table summarizes exit or disposal activities during the 26 weeks ended August 1, 2009 related to involuntary associate termination costs associated with the Company’s cost reductions implemented in January 2009 and the 26 weeks ended August 1, 2009, the closing of its Elder-Beerman store in Hamilton, Ohio in March 2009 and the announced closing of its Elder-Beerman store in Northwood, Ohio in September 2009:

	Termination	Other
	Benefits	Costs	Total
Balance as of January 31, 2009	$2,324	$70	$2,394
Provisions:

Thirteen weeks ended May 2, 2009	1,641	—	1,641
Thirteen weeks ended August 1, 2009	294	—	294
Payments:

Thirteen weeks ended May 2, 2009	(3,845)	—	(3,845)
Thirteen weeks ended August 1, 2009	(283)	(70)	(353)

Balance as of August 1, 2009	$131	$—	$131

The above provisions were included within selling, general and administrative expense.
In connection with the acquisition of The Elder-Beerman Stores Corp. in October 2003, the Company incurred expenses related to the termination of a lease. The Company made payments of $30 in the second quarter of 2009 and payments of $50 during the 26 weeks ended August 1, 2009 related to this termination. The liability for the lease termination was $757 as of August 1, 2009 and will be paid over the remaining contract period ending in 2030.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
8. EMPLOYEE DEFINED AND POSTRETIREMENT BENEFIT PLANS
The Company provides benefits to certain current and former associates who are eligible under a defined benefit pension plan and various supplemental pension plans (collectively, the “Pension Plans”). Net periodic benefit expense for the Pension Plans includes the following (income) and expense components:

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Service cost	$—	$39	$—	$78
Interest cost	2,820	2,935	5,642	5,870
Expected return on plan assets	(1,765)	(3,075)	(3,530)	(6,151)
Recognition of prior service cost	—	1	—	2
Recognition of net actuarial loss	1,219	126	2,438	252

Net periodic benefit expense	$2,274	$26	$4,550	$51

During the 26 weeks ended August 1, 2009, contributions of $6,063 were made to the Pension Plans. Included in those contributions was a payment of $5,658 for the settlement of a previously terminated supplemental pension plan. No gain or loss was recognized in connection with that settlement. The Company anticipates contributing an additional $334 to fund the Pension Plans in fiscal 2009, for an annual total of $6,397.
The Company also provides medical and life insurance benefits to certain former associates under a postretirement benefit plan (“Postretirement Benefit Plan”). Net periodic benefit expense of $66, comprised of interest expense of $88 and recognition of net actuarial gain of $22, was recorded in the second quarter of 2009. Net periodic benefit expense of $95, comprised solely of interest expense, was recorded in the second quarter of 2008. During the 26 weeks ended August 1, 2009, net periodic benefit expense of $130, comprised of interest expense of $175 and recognition of net actuarial gain of $45, was recorded. During the 26 weeks ended August 2, 2008, the Company recorded net periodic benefit expense of $190, comprised solely of interest expense. During the 26 weeks ended August 1, 2009, payments under the Postretirement Benefit Plan exceeded participant premiums received by $121. The Company anticipates contributing an additional $708 to fund the Postretirement Benefit Plan in fiscal 2009, for a net annual total of $829.
9. INCOME TAXES
SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) requires companies to assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. In accordance with SFAS No. 109, a full valuation allowance was established during the fourth quarter of 2008, and maintained throughout the 26 weeks ending August 1, 2009, on nearly all the Company’s net deferred tax assets. The Company’s deferred tax asset valuation allowance totaled $174,938 and $145,468 at August 1, 2009 and January 31, 2009, respectively.
Given the Company’s valuation allowance position, no tax benefit was recognized on the Company’s loss before income taxes for the 26 weeks ending August 1, 2009. The tax benefit of $141 recorded for the 26 weeks ending August 1, 2009 reflects a $1,633 tax benefit related to statute of limitations expiration recorded pursuant to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), largely offset by certain state income tax expense and FIN 48 related expense accruals.
For the second quarter of 2008 and the 26 weeks ended August 2, 2008, the effective income tax rate was calculated utilizing a methodology based on year-to-date actual results rather than projected full fiscal-year results, pursuant to provisions of FIN 18, “Accounting for Income Taxes in Interim Periods.”

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
10. GOODWILL IMPAIRMENT
The Company recorded a goodwill impairment charge of $17,767 in the second quarter of 2008 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The economic environment at the end of the second quarter of 2008 had depressed stock values for many companies, including that of the Company. This factor, coupled with the expectation that the economic challenges at that time would impede recovery in the retail sector, led the Company to determine that its goodwill should be reviewed for impairment. The fair value of the Company’s single reporting unit was estimated using a combination of its common stock trading value at the end of the second quarter of 2008, a discounted cash flow analysis and other generally accepted valuation methodologies. As a result of the impairment review, the Company determined its goodwill was fully impaired.
11. CONTINGENCIES
In April 2009, in connection with the 2006 sale of a store lease, the Company instituted legal proceedings against the purchaser, and its guarantor, to collect $1,654 due. As of August 1, 2009, the Company is owed $6,503 from this sale, of which $1,654 is past due. The Company believes it will collect all amounts owed.
The Company is party to other legal proceedings and claims that arise during the ordinary course of business. In the opinion of management, the ultimate outcome of any such litigation and claims will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.
12. COMPREHENSIVE LOSS
Comprehensive loss was determined as follows:

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008

Net loss	$(34,762)	$(33,826)	$(80,203)	$(67,889)
Other comprehensive income (loss):
Amortization of pension and postretirement benefit plans	1,197	79	2,393	159
Cash flow hedge derivative (loss) income	(69)	605	(900)	1,541

Comprehensive loss	$(33,634)	$(33,142)	$(78,710)	$(66,189)

As a result of the additional deferred tax asset valuation allowance established in the fourth quarter of 2008 and maintained throughout the 26 weeks ended August 1, 2009, the changes recognized within other comprehensive income (loss) in the second quarter of 2009 and the 26-week period ended August 1, 2009 were recorded on a gross basis. In the second quarter of 2008 and the 26 weeks ended August 2, 2008, these changes were recorded net of tax.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
13. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
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
The condensed consolidating financial information for the Company, the Issuer and the Company’s guarantor and non-guarantor subsidiaries as of August 1, 2009 and January 31, 2009 and for the second quarter of 2009 and 2008 and the 26 weeks ended August 1, 2009 and August 2, 2008 as presented below has been prepared from the books and records maintained by the Company, the Issuer and the guarantor and non-guarantor subsidiaries. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the guarantor and non-guarantor subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from affiliates will exist at any time.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Balance Sheet
August 1, 2009

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$7,814	$7,776	$—	$—	$15,591
Merchandise inventories	—	352,919	322,402	—	—	675,321
Prepaid expenses and other current assets	—	67,308	11,826	1,953	(679)	80,408

Total current assets	1	428,041	342,004	1,953	(679)	771,320

Property, fixtures and equipment at cost, net	—	244,785	253,242	295,564	—	793,591
Deferred income taxes	—	1,713	7,949	—	—	9,662
Intangible assets, net	—	61,649	81,899	—	—	143,548
Investment in and advances to (from) affiliates	57,814	524,006	61,597	315	(643,732)	—
Other long-term assets	—	18,680	4,429	4,586	—	27,695

Total assets	$57,815	$1,278,874	$751,120	$302,418	$(644,411)	$1,745,816

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$178,318	$—	$—	$—	$178,318
Accrued payroll and benefits	—	21,667	7,644	—	—	29,311
Accrued expenses	—	89,276	74,559	1,441	(679)	164,597
Current maturities of long-term debt and obligations under capital leases	—	1,951	2,321	6,283	—	10,555
Deferred income taxes	—	2,199	8,048	—	—	10,247
Income taxes payable	—	230	154	—	—	384

Total current liabilities	—	293,641	92,726	7,724	(679)	393,412

Long-term debt and obligations under capital leases, less current maturities	—	826,558	56,177	249,131	—	1,131,866
Other long-term liabilities	—	122,221	39,269	1,233	—	162,723

Total liabilities	—	1,242,420	188,172	258,088	(679)	1,688,001

Shareholders’ equity	57,815	36,454	562,948	44,330	(643,732)	57,815

Total liabilities and shareholders’ equity	$57,815	$1,278,874	$751,120	$302,418	$(644,411)	$1,745,816

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
Thirteen Weeks Ended August 1, 2009

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$262,320	$346,908	$—	$—	$609,228
Other income	—	10,018	6,058	—	—	16,076

	—	272,338	352,966	—	—	625,304

Costs and expenses:
Costs of merchandise sold	—	165,536	217,561	—	—	383,097
Selling, general and administrative	—	101,167	130,435	23	(8,702)	222,923
Depreciation and amortization	—	11,528	14,241	2,927	—	28,696
Amortization of lease-related interests	—	699	518	—	—	1,217

Loss from operations	—	(6,592)	(9,789)	(2,950)	8,702	(10,629)

Other income (expense):
Intercompany rental and royalty income	—	—	1,586	7,116	(8,702)	—
Equity in losses of subsidiaries	(33,823)	(9,351)	—	—	43,174	—
Interest expense, net	—	(17,880)	(1,117)	(4,197)	—	(23,194)

Loss before income taxes	(33,823)	(33,823)	(9,320)	(31)	43,174	(33,823)
Income tax provision	939	939	643	—	(1,582)	939

Net loss	$(34,762)	$(34,762)	$(9,963)	$(31)	$44,756	$(34,762)

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
Twenty-Six Weeks Ended August 1, 2009

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$540,735	$713,024	$—	$—	$1,253,759
Other income	—	17,477	16,991	—	—	34,468

	—	558,212	730,015	—	—	1,288,227

Costs and expenses:
Costs of merchandise sold	—	347,195	456,268	—	—	803,463
Selling, general and administrative	—	209,099	268,060	45	(17,454)	459,750
Depreciation and amortization	—	22,789	28,085	5,920	—	56,794
Amortization of lease-related interests	—	1,408	1,036	—	—	2,444

Loss from operations	—	(22,279)	(23,434)	(5,965)	17,454	(34,224)

Other income (expense):
Intercompany rental and royalty income	—	—	3,151	14,303	(17,454)	—
Equity in losses of subsidiaries	(80,344)	(22,599)	—	—	102,943	—
Interest expense, net	—	(35,466)	(2,235)	(8,419)	—	(46,120)

Loss before income taxes	(80,344)	(80,344)	(22,518)	(81)	102,943	(80,344)
Income tax (benefit) provision	(141)	(141)	812	—	(671)	(141)

Net loss	$(80,203)	$(80,203)	$(23,330)	$(81)	$103,614	$(80,203)

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Cash Flows
Twenty-Six Weeks Ended August 1, 2009

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$866	$30,755	$6,349	$4,685	$(7,845)	$34,810

Cash flows from investing activities:
Capital expenditures	—	(10,952)	(2,024)	—	—	(12,976)
Intercompany Investing activity	—	(896)	—	—	896	—
Proceeds from sale of property, fixtures and equipment	—	23	44	—	—	67

Net cash used in investing activities	—	(11,825)	(1,980)	—	896	(12,909)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(332,013)	(1,097)	(3,047)	—	(336,157)
Proceeds from issuance of long-term debt	—	316,406	—	—	—	316,406
Intercompany financing activity	—	(866)	(4,445)	(1,638)	6,949	—
Cash dividends paid	(866)	—	—	—	—	(866)
Decrease in bank overdraft balances	—	(5,412)	—	—	—	(5,412)

Net cash used in financing activities	(866)	(21,885)	(5,542)	(4,685)	6,949	(26,029)

Net decrease in cash and cash equivalents	—	(2,955)	(1,173)	—	—	(4,128)

Cash and cash equivalents at beginning of period	1	10,769	8,949	—	—	19,719

Cash and cash equivalents at end of period	$1	$7,814	$7,776	$—	$—	$15,591

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
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

14. THIRD AMENDMENT TO THE CREDIT CARD PROGRAM AGREEMENT
On August 4, 2009, the Company entered into a Third Amendment to the Credit Card Program Agreement (the “Third Amendment”) with HSBC Bank Nevada, N.A. (“HSBC”), effective as of January 1, 2009. Under the agreement, which is in effect through June 20, 2012, the Company continues to participate in the revenue generated by credit sales. The Third Amendment defines additional protection for the credit lines of certain of the Company’s credit card customers, revises the compensation the Company will receive for certain types of sales made on the credit cards and provides that the Company and HSBC will share certain losses associated with the credit card program. Either party may terminate the Third Amendment between April 1, 2010 and July 31, 2010 and revert back to the terms and conditions of the agreement prior to the Third Amendment upon providing notice and making a prescribed cash payment to the other party. Pursuant to the terms of the Third Amendment, the Company reduced other income by $3,099 and $6,162 in the second quarter of 2009 and the 26 weeks ended August 1, 2009, respectively. The impact of the Third Amendment on the Company’s financial results is estimated to be a reduction of other income of $9,000 in fiscal 2009.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For purposes of the following discussion, references to the “fourth quarter of 2008” are to the 13 weeks ended January 31, 2009. References to the “first quarter of 2009” are to the 13 weeks ended May 2, 2009. References to the “second quarter of 2009” and the “second quarter of 2008” are to the 13-week periods ended August 1, 2009 and August 2, 2008, respectively. References to “2009” and “2008” are to the 26 weeks ended August 1, 2009 and August 2, 2008, respectively. References to “fiscal 2009” and “fiscal 2008” are to the 52 weeks ending January 30, 2010 and the 52 weeks ended January 31, 2009, respectively. References to “the Company,” “we,” “us,” and “our” refer to The Bon-Ton Stores, Inc. and its subsidiaries.
Overview
We are one of the largest regional department store operators in the United States, offering a broad assortment of brand-name fashion apparel and accessories for women, men and children. Our merchandise offerings also include cosmetics, home furnishings and other goods. We currently operate 279 stores in mid-size and metropolitan markets in 23 Northeastern, Midwestern and upper Great Plains states under the Bon-Ton, Bergner’s, Boston Store, Carson Pirie Scott, Elder-Beerman, Herberger’s and Younkers nameplates and, in the Detroit, Michigan area, the Parisian nameplate, encompassing a total of approximately 26 million square feet.
We operate in the department store segment of the U.S. retail industry, which is a highly competitive and fragmented environment. The department store industry continues to evolve in response to consolidation among merchandise vendors as well as the evolution of competitive retail formats — mass merchandisers, national chain retailers, specialty retailers and online retailers.
Our operating performance, and that of our competitors, depends significantly on economic conditions and the resulting impact on consumer spending. Many of the economic indicators associated with consumer discretionary spending were challenged in fiscal 2008 and remain weak in 2009. Given the outlook of continued recessionary factors, we anticipate another difficult year in fiscal 2009. As such, in fiscal 2009 we expect:
•	a comparable store sales decrease in the range of 7.0% to 9.0%;
•	a reduction in other income;
•	a gross margin rate of 36.0%;
•	a reduction of approximately $80.0 million in our selling, general and administrative (“SG&A”) expenses; and
•	an effective tax rate of 0%.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Other income	2.6	3.2	2.7	3.2

	102.6	103.2	102.7	103.2

Costs and expenses:
Costs of merchandise sold	62.9	64.1	64.1	65.1
Selling, general and administrative	36.6	36.6	36.7	36.6
Depreciation and amortization	4.7	4.4	4.5	4.3
Amortization of lease-related interests	0.2	0.2	0.2	0.2
Goodwill impairment	—	2.6	—	1.3

Loss from operations	(1.7)	(4.8)	(2.7)	(4.2)
Interest expense, net	3.8	3.6	3.7	3.5

Loss before income taxes	(5.6)	(8.4)	(6.4)	(7.8)
Income tax provision (benefit)	0.2	(3.4)	—	(2.8)

Net loss	(5.7)%	(5.0)%	(6.4)%	(4.9)%

Second Quarter of 2009 Compared with Second Quarter of 2008
Net sales: Net sales in the second quarter of 2009 were $609.2 million, compared with $673.4 million in the second quarter of 2008, reflecting a decrease of $64.2 million, or 9.5%. Comparable store sales decreased 9.8% in the second quarter of 2009. We believe the comparable store sales decline was due to the continued challenging economic environment, with consumer spending negatively impacted. Additionally, due to inventory management efforts, there was significantly less clearance inventory throughout the second quarter of 2009 compared with the prior year, further challenging sales.
The best performing merchandise categories in the second quarter of 2009 were Soft Home (included in Home), Children’s Apparel and Moderate Sportswear (included in Women’s Apparel). Soft Home sales benefited from a successful semi-annual home event and a well-managed in-stock inventory position throughout the period on all basic textiles. Sales of moderately-priced branded goods as well as the expansion of basics and introduction of new private brand categories were key in the performance in Children’s Apparel. Sales in Moderate Sportswear continue to benefit from a shift by our customers toward a value-orientation that we believe is in response to the current economic situation; our moderate zone provides the value and price-points our customers are seeking.
Better Sportswear (included in Women’s Apparel) and Furniture (included in Home) performed poorly in the second quarter of 2009, continuing a trend from the prior 13 weeks. We believe discretionary spending for more expensive items is under significant pressure, as evidenced by the poor performance of this merchandise throughout our families of business.
Other income: Other income, which includes income from revenues received under a credit card program agreement with HSBC Bank Nevada, N.A. (“HSBC”), leased departments and other customer revenues, was $16.1 million, or 2.6% of net sales, in the second quarter of 2009 as compared with $21.5 million, or 3.2% of net sales, in the second quarter of 2008. The decrease was primarily due to reduced sales volume and reduced income associated with our proprietary credit card program. Proprietary credit card income decreased as a result of lower sales volume as well as an amendment to the credit card program agreement with HSBC. Other income was reduced by $3.1 million in the second quarter of 2009 pursuant to the amended agreement with HSBC which revises the compensation the Company will receive for certain types of credit sales and provides that the Company and HSBC will share certain losses associated with the credit card program. See Note 14 in the Notes to Consolidated Financial Statements.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Costs and expenses: Gross margin in the second quarter of 2009 decreased $15.3 million to $226.1 million as compared with $241.4 million in the comparable prior year period. The decrease is attributable to decreased sales volume. Gross margin as a percentage of net sales increased approximately 130 basis points to 37.1% in the second quarter of 2009 from 35.9% in the same period last year, primarily due to disciplined inventory management efforts that resulted in decreased net markdowns.
SG&A expense in the second quarter of 2009 was $222.9 million as compared with $246.4 million in the second quarter of 2008, a decrease of $23.5 million. The reduction is largely the result of our cost savings initiatives in response to the difficult economic environment. While SG&A expenses decreased significantly, the current year expense rate remained consistent with the prior year at 36.6% of net sales due to the shortfall in sales.
Depreciation and amortization expense and amortization of lease-related interests decreased $1.2 million, to $29.9 million in the second quarter of 2009 from $31.1 million in the second quarter of 2008, primarily due to the reduced asset base resulting from significant asset impairments recorded in the fourth quarter of 2008.
The Company recorded a non-cash goodwill impairment charge of $17.8 million in the second quarter of 2008 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) as, based upon our review, the fair value of the Company’s single reporting unit, estimated using a combination of our common stock trading value as of the end of the second quarter of 2008, a discounted cash flow analysis and other generally accepted valuation methodologies, was less than the carrying amount. See Note 10 in the Notes to Consolidated Financial Statements.
Loss from operations: The loss from operations in the second quarter of 2009 was $10.6 million, or 1.7% of net sales, compared with a loss from operations of $32.3 million, or 4.8% of net sales, in the comparable prior year period.
Interest expense, net: Net interest expense was $23.2 million, or 3.8% of net sales, in the second quarter of 2009 as compared with $24.4 million, or 3.6% of net sales, in the second quarter of 2008. The $1.2 million decrease primarily reflects decreased borrowing levels and reduced interest rates.
Income tax provision (benefit): The income tax provision of $0.9 million in the second quarter of 2009 reflects an effective tax rate of (2.8)%, compared with an income tax benefit of $22.9 million in the second quarter of 2008 reflecting an effective tax rate of 40.3%. The current year results principally reflect the fact that the Company maintained a nearly full valuation allowance position against all net deferred tax assets throughout 2009.
Net loss: Net loss in the second quarter of 2009 was $34.8 million, or 5.7% of net sales, compared with a net loss of $33.8 million, or 5.0% of net sales, in the second quarter of 2008.
2009 Compared with 2008
Net sales: Net sales in 2009 were $1,253.8 million, compared with $1,373.6 million in 2008, reflecting a decrease of $119.9 million, or 8.7%. Comparable store sales decreased 9.2% in 2009. We believe the comparable store sales decline reflects the continuation of the difficult economic environment, which has pressured consumer spending. Additionally, due to inventory management efforts, there was significantly less clearance inventory throughout 2009 compared with the prior year, further challenging sales.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our customers’ spending patterns have shifted as a result of the current economic situation. Sales trends indicate movement toward a value-orientation, with decided emphasis on price. Sales in Moderate Sportswear (included in Women’s Apparel), the best performing category in the period, have benefited from this shift as our moderate zone provides the value our customers are seeking. We are seeing similar success in sales of moderate goods throughout our families of business. Conversely, the poor performances of Better Sportswear (included in Women’s Apparel) and Furniture (included in Home) suggest our customers are spending their limited discretionary dollars on more moderately-priced merchandise. Better Sportswear is the most difficult business in Women’s Apparel at this time. Furniture sales continue to be adversely impacted by the difficult housing market and continued deterioration in consumer spending for bigger ticket items.
Other income: Other income was $34.5 million, or 2.7% of net sales, in 2009 as compared with $44.3 million, or 3.2% of net sales, in 2008. The decrease primarily reflects reduced sales volume and reduced income associated with our proprietary credit card program. Proprietary credit card income decreased as a result of lower sales volume as well as an amendment to the credit card program agreement with HSBC. Other income was reduced by $6.2 million in 2009 pursuant to the amended agreement with HSBC, which revises the compensation the Company will receive for certain types of credit sales and provides that the Company and HSBC will share certain losses associated with the credit card program. See Note 14 in the Notes to Consolidated Financial Statements.
Costs and expenses: Gross margin in 2009 was $450.3 million as compared with $479.2 million in 2008, reflecting a decrease of $28.9 million. The decrease in gross margin dollars was due to the decreased sales volume in the period. Gross margin as a percentage of net sales increased approximately 100 basis points to 35.9% in the current year from 34.9% last year, primarily due to decreased net markdowns.
SG&A expense in 2009 was $459.8 million as compared with $502.2 million in 2008, a decrease of $42.4 million, evidencing that initiatives targeting an annualized $80 million of expense reductions in the Company’s cost structure are proceeding as planned. Despite the expense savings, the expense rate in 2009 marginally increased to 36.7% of net sales, compared with 36.6% in 2008, due to the reduced sales volume.
Depreciation and amortization expense and amortization of lease-related interests decreased $2.1 million, to $59.2 million in 2009 from $61.3 million in 2008, primarily due to the reduced asset base resulting from significant asset impairments recorded in the fourth quarter of 2008.
The Company recorded a non-cash goodwill impairment charge of $17.8 million in 2008 in accordance with SFAS No. 142 as, upon review in the second quarter of 2008, the fair value of the Company’s single reporting unit, estimated using a combination of our common stock trading value as of the end of the second quarter of 2008, a discounted cash flow analysis and other generally accepted valuation methodologies, was less than the carrying amount. See Note 10 in the Notes to Consolidated Financial Statements.
Loss from operations: The loss from operations in 2009 was $34.2 million, or 2.7% of net sales, compared with $57.8 million, or 4.2% of net sales, in 2008.
Interest expense, net: Net interest expense was $46.1 million, or 3.7% of net sales, in 2009 as compared with $48.7 million, or 3.5% of net sales, in 2008. The $2.6 million decrease principally reflects decreased borrowing levels and reduced interest rates in 2009.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Income tax benefit: The income tax benefit of $0.1 million in 2009 reflects an effective tax rate of 0.2%, compared with an income tax benefit of $38.7 million in 2008 reflecting an effective tax rate of 36.3%. The current year results principally reflect the fact that the Company maintained a nearly full valuation allowance position against all net deferred tax assets throughout 2009.
Net loss: Net loss in 2009 was $80.2 million, or 6.4% of net sales, compared with a net loss of $67.9 million, or 4.9% of net sales, in 2008.
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
Liquidity and Capital Resources
At August 1, 2009, we had $15.6 million in cash and cash equivalents and $173.7 million available under our asset-based revolving credit facility (before taking into account the minimum borrowing availability covenant under such facility of $75.0 million). In anticipation of continued recessionary pressures in fiscal 2009, we heightened our focus on maximizing cash flow by reducing operating expenses and significantly curtailing our planned capital expenditures. Additionally, we are continuing to control inventory levels in order to benefit our working capital needs. We anticipate that these actions, together with projected cash benefits from our cost savings initiatives, will positively impact our fiscal 2009 cash flow.
Typically, cash flows from operations are impacted by the effect on sales of (1) consumer confidence, (2) weather in the geographic markets served by the Company, (3) general economic conditions and (4) competitive conditions existing in the retail industry; a downturn in any single factor or a combination of factors could have a material adverse impact upon our ability to generate sufficient cash flows to operate our business. Currently, our business model is adversely impacted by additional economic drivers reflective of the global recession. While difficult economic conditions affect our assessment of short-term liquidity, and while there can be no assurances, we consider our resources, including cash flows from operations supplemented by borrowings under our revolving credit facility, adequate to satisfy our cash needs for at least the next 12 months.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table summarizes material measures of the Company’s liquidity and capital resources:

	August 1,	August 2,
(Dollars in millions)	2009	2008

Working capital	$377.9	$427.4
Current ratio	1.96:1	1.97:1
Debt to total capitalization (1)	0.95:1	0.80:1
Unused availability under lines of credit (2)	$173.7	$238.0

(1)	Debt includes obligations under capital leases. Total capitalization includes shareholders’ equity, debt and obligations under capital leases.

(2)	Subject to a minimum borrowing availability covenant of $75.
Our primary sources of working capital are cash flows from operations and borrowings under our revolving credit facility, which provides for up to $800.0 million in borrowings. In the first quarter of 2009, we elected to reduce the previous $1.0 billion commitment under our revolving credit facility by $200.0 million in order to reduce interest expense associated with the unused commitment fee.
Decreases in working capital and the current ratio are primarily the result of decreased levels of merchandise inventories due to our inventory management efforts in response to sales trends, and decreased prepaid and deferred income taxes as a result of the Company’s recent net losses and valuation allowance position. The increase in debt to total capitalization is largely due to the significant decrease in shareholders’ equity in fiscal 2008 and 2009, the result of the net loss in the respective periods, which in fiscal 2008 includes the charges for asset impairments and deferred tax valuation allowances, as well as the decline in the funded status of the Company’s defined benefit pension plans. These unfavorable factors are partially mitigated by reduced debt levels in 2009. The decrease in unused availability under lines of credit as compared with the prior year reflects reduced availability primarily due to decreased inventory levels and increases in trade and standby letters of credit, partially offset by reduced borrowings.
Cash provided by (used in) our operating, investing and financing activities is summarized as follows:

	TWENTY-SIX
	WEEKS ENDED
	August 1,	August 2,
(Dollars in millions)	2009	2008

Operating activities	$34.8	$27.6
Investing activities	(12.9)	(52.7)
Financing activities	(26.0)	22.0
Net cash provided by operating activities amounted to $34.8 million and $27.6 million in 2009 and 2008, respectively. The increase in net cash provided in the current year primarily reflects reduced working capital requirements, most notably funded through the receipt of an approximate $30 million tax refund and increased accounts payable, partially offset by increased merchandise inventories. Additionally, the increase in cash provided in the current year was partially offset by an increased net loss in the period.
Net cash used in investing activities amounted to $12.9 million in 2009, compared with $52.7 million in 2008, as capital expenditures were significantly reduced in the current year in response to economic conditions.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net cash used in financing activities amounted to $26.0 million in 2009, compared with net cash provided by financing activities of $22.0 million in the prior year. The change primarily reflects net debt reduction due to decreased cash requirements for current year operating activities and reduced capital expenditures.
Our capital expenditures in 2009, which do not reflect reductions for landlord contributions of $2.0 million, totaled $13.0 million. Capital expenditures for fiscal 2009, net of approximately $7 million of landlord contributions, are not expected to exceed $40 million, a significant reduction from the prior year’s capital expenditures of $84.8 million (which do not reflect reductions for landlord contributions of $18.9 million), as we are limiting store expansion and remodel activities in the near term. Included in fiscal 2009 planned capital expenditures is continued investment in information technology.
Critical Accounting Policies
Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these financial statements required us to make estimates and judgments that affected reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. On an ongoing basis, we evaluate our estimates, including those related to merchandise returns, inventories, intangible assets, income taxes, financings, contingencies, insurance reserves, litigation, and pension and supplementary retirement plans. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Inherent in the retail inventory method calculation are certain significant management judgments and estimates including, among others, merchandise markups, markdowns and shrinkage, which significantly impact both the ending inventory valuation at cost and the resulting gross margin. These significant estimates, coupled with the fact that the retail inventory method is an averaging process, can, under certain circumstances, result in individual inventory components with cost above related net realizable value. Factors that can lead to this result include applying the retail inventory method to a group of products that is not fairly uniform in terms of its cost, selling price relationship and turnover; or applying the retail inventory method to transactions over a period of time that include different rates of gross profit, such as those relating to seasonal merchandise. In addition, failure to take timely markdowns can result in an overstatement of inventory under the lower of cost or market principle. We believe the retail inventory method we use provides an inventory valuation that approximates cost and results in carrying inventory in the aggregate at the lower of cost or market.

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
As of January 31, 2009, approximately 32% of our inventories were valued using a first-in, first-out cost basis and approximately 68% of our inventories were valued using a last-in, first-out (“LIFO”) cost basis. As is currently the case with many companies in the retail industry, our LIFO calculations yielded inventory increases in recent prior years due to deflation reflected in price indices used. The LIFO method values merchandise sold at the cost of more recent inventory purchases (which the deflationary indices indicated to be lower), resulting in the general inventory on-hand being carried at the older, higher costs. Given these higher values and the promotional retail environment, we have reduced the carrying value of our LIFO inventories to an estimated realizable value. These reductions totaled $41.6 million as of August 1, 2009 and January 31, 2009. Inherent in the valuation of inventories are significant management judgments and estimates regarding future merchandise selling costs and pricing. Should these estimates prove to be inaccurate, we may have overstated or understated our inventory carrying value. In such cases, operating results would ultimately be impacted.
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
Additionally, allowances are received from vendors in connection with cooperative advertising programs and for reimbursement of certain payroll expenses. These allowances are reviewed to ensure reimbursements are for specific, incremental and identifiable advertising or payroll costs incurred to sell the vendor’s products. If a vendor reimbursement exceeds the costs incurred, the excess reimbursement is recorded as a reduction of cost purchases from the vendor and reflected as a reduction of costs of merchandise sold when the related merchandise is sold. All other amounts are recognized as a reduction of the related advertising or payroll costs that have been incurred and reflected in SG&A expense.
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

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We reported net deferred tax liabilities of $0.6 million at August 1, 2009 and net deferred tax assets of $2.7 million at January 31, 2009. In assessing the realizability of our deferred tax assets, we considered whether it is more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Pursuant to SFAS No. 109, significant weight is to be given to evidence that can be objectively verified. As a result, a company’s current or previous losses are given more weight than any projected future taxable income. In addition, a recent three-year historical cumulative loss is considered a significant element of negative evidence that is difficult to overcome.
We evaluate our deferred tax assets each reporting period, including assessment of the Company’s cumulative income over the prior three-year period, to determine if valuation allowances are required. With respect to our review for the fourth quarter of 2008, a significant element of negative evidence considered was our three-year historical cumulative loss as of the fourth quarter of 2008. This, combined with uncertain near-term economic conditions, reduced our ability to rely on our projections of future taxable income in establishing the deferred tax assets valuation allowance at January 31, 2009. Accordingly, a nearly full valuation allowance was established on our net deferred tax assets during the fourth quarter of 2008. With respect to our reviews for the first and second quarters of 2009, we concluded that it was necessary to continue the position of a nearly full valuation allowance on our net deferred tax assets.
Our deferred tax asset valuation allowance totaled $174.9 million and $145.5 million at August 1, 2009 and January 31, 2009, respectively. If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may need to be adjusted, which could materially impact our financial position and results of operations. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard under SFAS No. 109, the valuation allowance would be reversed accordingly in the period that such a conclusion is reached.
Long-lived Assets
Property, fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in our business model or capital strategy can result in the actual useful lives differing from estimates. In cases where we determined the useful life of property, fixtures and equipment should be shortened, we depreciated the net book value in excess of the salvage value over the revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or leasehold improvements could also result in shortened useful lives. Our net property, fixtures and equipment amounted to $793.6 million and $832.8 million at August 1, 2009 and January 31, 2009, respectively.
SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires us to test a long-lived asset for recoverability whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Factors that could trigger an impairment review include the following:
•	Significant underperformance of stores relative to historical or projected future operating results,
•	Significant changes in the manner of our use of assets or overall business strategy, and
•	Significant negative industry or economic trends for a sustained period.

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
Intangible Assets
Net intangible assets totaled $143.5 million and $148.2 million at August 1, 2009 and January 31, 2009, respectively. Our intangible assets at August 1, 2009 are principally comprised of $73.9 million of lease interests that relate to below-market-rate leases and $69.6 million associated with trade names, private label brand names and customer lists. The lease-related interests are being amortized using a straight-line method. The customer lists are being amortized using a declining-balance method. At August 1, 2009, trade names and private label brand names of $54.1 million have been deemed as having indefinite lives.
In accordance with SFAS No. 142, intangible assets that have indefinite lives are reviewed for impairment at least annually or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Fair value is determined using quoted market prices and/or a discounted cash flow analysis, which requires certain assumptions and estimates regarding industry economic factors. Our policy is to conduct impairment testing based on our most current business plans, which reflect anticipated changes in the economy and the industry.
Insurance Reserve Estimates
We use a combination of insurance and self-insurance for a number of risks including workers’ compensation; general liability; and employee-related health care benefits, a portion of which is paid by our associates. We determine the estimates for the liabilities associated with these risks by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. A change in claims frequency and severity of claims from historical experience or changes in state statutes and the mix of states in which we operate could result in a change to the required reserve levels.
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
The discount rate assumption is evaluated annually. We utilize the Citibank Pension Discount Curve (“CPDC”) to develop the discount rate assumption. The CPDC is developed from a U.S. Treasury par curve that reflects the Treasury Coupon and Strips market. Option-adjusted spreads drawn from the double-A corporate bond sector are layered-in to develop a double-A corporate par curve, from which the CPDC spot rates are developed. The CPDC spot rates are applied to expected benefit payments, from which a single constant discount rate can then be developed based on the expected timing of these benefit payments.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We base our asset return assumption on current and expected allocations of assets, as well as a long-term view of expected returns on the plan asset categories. We assess the appropriateness of the expected rate of return on an annual basis and, when necessary, revise the assumption.
Changes in the assumptions regarding the discount rate and expected return on plan assets may result in materially different expense and liability amounts. Actuarial estimations may differ materially from actual results, reflecting many factors including changing market and economic conditions, changes in investment strategies, higher or lower withdrawal rates and longer or shorter life-spans of participants. In addition, while we are not required to make any mandatory contributions to the defined benefit pension plan in fiscal 2009, the funded status of this plan and the related cost reflected in our financial statements are affected by various factors that are subject to an inherent degree of uncertainty, particularly in the current economic environment. Under the Pension Protection Act of 2006, continued losses of asset values may necessitate increased funding of the defined benefit pension plan in the future to meet minimum federal government requirements. The continued downward pressure on the asset values of the defined benefit pension plan may require us to fund obligations earlier than we forecasted, which would have a negative impact on cash flows from operations.
Recently Issued Accounting Standards
In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 prescribes the Accounting Standards Codification (“Codification”) as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. The Codification is effective for interim and annual periods ending after September 15, 2009; accordingly, references to authoritative accounting literature in our consolidated financial statements in our Form 10-Q for the period ending October 31, 2009 and future periodic filings will be in accordance with the Codification. We do not expect the adoption of SFAS No. 168 to have a material impact on our consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. We adopted this standard, as required, for the period ended August 1, 2009. The adoption of SFAS No. 165 did not have a material impact on our consolidated financial statements.
In December 2008, the FASB issued FASB Staff Position (“FSP”) No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP No. 132(R)-1”). FSP No. 132(R)-1 requires entities to provide enhanced disclosures about investment allocation decisions, the major categories of plan assets, the inputs and valuation techniques used to measure fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The enhanced disclosures required by FSP No. 132(R)-1 must be provided in our Annual Report on Form 10-K for fiscal 2009. We do not expect the adoption of FSP No. 132(R)-1 to have a material impact on our consolidated financial statements.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission contain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which may be identified by words such as “may,” “could,” “will,” “plan,” “expect,” “anticipate,” “estimate,” “project,” “intend” or other similar expressions, involve important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. Factors that could cause such differences include, but are not limited to, risks related to retail businesses generally; a significant and prolonged deterioration of general economic conditions which could negatively impact the Company, including the potential write-down of the current valuation of intangible assets and deferred taxes; changes in the terms of our proprietary credit card program; potential increase in pension obligations; consumer spending patterns, debt levels, and the availability and cost of consumer credit; additional competition from existing and new competitors; inflation; changes in the costs of fuel and other energy and transportation costs; weather conditions that could negatively impact sales; uncertainties associated with expanding or remodeling existing stores; the ability to attract and retain qualified management; the dependence upon relationships with vendors and their factors; a security breach; the ability to reduce SG&A expenses; the incurrence of unplanned capital expenditures and the ability to obtain financing for working capital, capital expenditures and general corporate purposes. Additional factors that could cause the Company’s actual results to differ from those contained in these forward-looking statements are discussed in greater detail under Item 1A of the Company’s Form 10-K filed with the Securities and Exchange Commission.

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
Changes in Internal Control over Financial Reporting
There were no changes to our internal controls over financial reporting that occurred during the 13 weeks ended August 1, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

THE BON-TON STORES, INC.
PART II: OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On June 16, 2009, the Company held its Annual Meeting of Shareholders. The following matters were submitted for vote:
1.	The following individuals were nominated and elected by the votes set forth opposite his or her name to serve as the directors of the Company:

Lucinda M. Baier	For:	41,099,900
	Withhold Authority:	200,228

Byron L. Bergren	For:	41,014,208
	Withhold Authority:	285,920

Philip M. Browne	For:	41,108,489
	Withhold Authority:	191,639

Shirley A. Dawe	For:	40,439,993
	Withhold Authority:	860,135

Marsha M. Everton	For:	40,417,140
	Withhold Authority:	882,988

Michael L. Gleim	For:	40,268,340
	Withhold Authority:	1,031,788

M. Thomas Grumbacher	For:	41,106,211
	Withhold Authority:	193,917

Todd C. McCarty	For:	40,442,086
	Withhold Authority:	858,042
2.	With respect to the proposal to approve The Bon-Ton Stores, Inc. 2009 Omnibus Incentive Plan, 35,852,433 votes were cast in favor, 1,751,945 votes were cast against and 34,521 votes abstained.
3.
With respect to the proposal to ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for 2009, 41,215,580 votes were cast in favor, 48,141 votes were cast against and 36,407 votes abstained.

THE BON-TON STORES, INC.

ITEM 6.	EXHIBITS
(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

Exhibit	Description	Document Location

10.1	Third Amendment to the Credit Card Program Agreement	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 10, 2009

31.1	Certification of Byron L. Bergren	Filed herewith.

31.2	Certification of Keith E. Plowman	Filed herewith.

32.1	Certification Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934	Furnished herewith.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BON-TON STORES, INC.

DATE: September 9, 2009	BY:	/s/ Byron L. Bergren Byron L. Bergren
President and
Chief Executive Officer

DATE: September 9, 2009	BY:	/s/ Keith E. Plowman Keith E. Plowman
Executive Vice President,
Chief Financial Officer and
Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description	Document Location

10.1	Third Amendment to the Credit Card Program Agreement	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 10, 2009

31.1	Certification of Byron L. Bergren	Filed herewith.

31.2	Certification of Keith E. Plowman	Filed herewith.

32.1	Certification Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934	Furnished herewith.