Form 10-Q
period 2009-10-31
BON TON STORES INC
filed 2009-12-10
CIK 878079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter ended October 31, 2009	Commission File Number
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 27, 2009, there were 15,607,066 shares of Common Stock, $.01 par value, and 2,951,490 shares of Class A Common Stock, $.01 par value, outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
THE BON-TON STORES, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)	October 31,	January 31,
(Unaudited)	2009	2009
Assets
Current assets:
Cash and cash equivalents	$15,661	$19,719
Merchandise inventories	900,669	666,081
Prepaid expenses and other current assets	71,716	113,441

Total current assets	988,046	799,241

Property, fixtures and equipment at cost, net of accumulated depreciation and amortization of $578,211 and $498,556 at October 31, 2009 and January 31, 2009, respectively	778,132	832,763
Deferred income taxes	9,340	9,994
Intangible assets, net of accumulated amortization of $37,282 and $30,611 at October 31, 2009 and January 31, 2009, respectively	141,249	148,171
Other long-term assets	26,633	31,152

Total assets	$1,943,400	$1,821,321

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$297,717	$143,423
Accrued payroll and benefits	34,833	36,116
Accrued expenses	151,741	179,073
Current maturities of long-term debt	6,396	6,072
Current maturities of obligations under capital leases	4,949	2,730
Deferred income taxes	10,132	7,328
Income taxes payable	184	62

Total current liabilities	505,952	374,804

Long-term debt, less current maturities	1,149,456	1,083,449
Obligations under capital leases, less current maturities	66,703	65,319
Other long-term liabilities	165,539	163,572

Total liabilities	1,887,650	1,687,144

Contingencies (Note 11)

Shareholders’ equity:
Preferred Stock — authorized 5,000,000 shares at $0.01 par value; no shares issued	—	—
Common Stock — authorized 40,000,000 shares at $0.01 par value; issued shares of 15,944,866 and 14,880,173 at October 31, 2009 and January 31, 2009, respectively	159	149
Class A Common Stock — authorized 20,000,000 shares at $0.01 par value; issued and outstanding shares of 2,951,490 at October 31, 2009 and January 31, 2009	30	30
Treasury stock, at cost — 337,800 shares at October 31, 2009 and January 31, 2009	(1,387)	(1,387)
Additional paid-in-capital	148,052	144,577
Accumulated other comprehensive loss	(57,020)	(59,464)
(Accumulated deficit) retained earnings	(34,084)	50,272

Total shareholders’ equity	55,750	134,177

Total liabilities and shareholders’ equity	$1,943,400	$1,821,321

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
(In thousands except share and per share data)	October 31,	November 1,	October 31,	November 1,
(Unaudited)	2009	2008	2009	2008

Net sales	$703,946	$724,927	$1,957,705	$2,098,559
Other income	18,667	22,742	53,135	67,030

	722,613	747,669	2,010,840	2,165,589

Costs and expenses:
Costs of merchandise sold	439,029	466,791	1,242,492	1,361,253
Selling, general and administrative	234,798	261,916	694,548	764,084
Depreciation and amortization	28,016	29,770	84,810	88,680
Amortization of lease-related interests	1,216	1,220	3,660	3,634
Goodwill impairment	—	—	—	17,767

Income (loss) from operations	19,554	(12,028)	(14,670)	(69,829)
Interest expense, net	23,201	24,681	69,321	73,419

Loss before income taxes	(3,647)	(36,709)	(83,991)	(143,248)
Income tax provision (benefit)	506	(22,375)	365	(61,025)

Net loss	$(4,153)	$(14,334)	$(84,356)	$(82,223)

Per share amounts –
Basic:
Net loss	$(0.24)	$(0.85)	$(4.96)	$(4.90)

Basic weighted average shares outstanding	17,008,132	16,805,600	17,000,824	16,793,125

Diluted:
Net loss	$(0.24)	$(0.85)	$(4.96)	$(4.90)

Diluted weighted average shares outstanding	17,008,132	16,805,600	17,000,824	16,793,125
The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	THIRTY-NINE
	WEEKS ENDED
(In thousands)	October 31,	November 1,
(Unaudited)	2009	2008
Cash flows from operating activities:
Net loss	$(84,356)	$(82,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	84,810	88,680
Amortization of lease-related interests	3,660	3,634
Goodwill impairment	—	17,767
Share-based compensation expense	3,485	4,021
Loss on sale of property, fixtures and equipment	103	644
Amortization of deferred financing costs	3,054	3,124
Amortization of deferred gain on sale of proprietary credit card portfolio	(1,810)	(1,810)
Deferred income taxes	3,458	(3,522)
Changes in operating assets and liabilities:
Increase in merchandise inventories	(234,588)	(223,887)
Decrease (increase) in prepaid expenses and other current assets	41,726	(52,074)
Decrease in other long-term assets	1,786	1,263
Increase in accounts payable	152,945	149,440
Decrease in accrued payroll and benefits and accrued expenses	(24,101)	(14,668)
Increase (decrease) in income taxes payable	122	(899)
Increase in other long-term liabilities	7,678	12,367

Net cash used in operating activities	(42,028)	(98,143)

Cash flows from investing activities:
Capital expenditures	(22,210)	(76,639)
Proceeds from sale of property, fixtures and equipment	86	322

Net cash used in investing activities	(22,124)	(76,317)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(476,142)	(458,345)
Proceeds from issuance of long-term debt	539,531	626,364
Cash dividends paid	(866)	(1,882)
Deferred financing costs paid	(322)	(268)
(Decrease) increase in bank overdraft balances	(2,107)	4,148

Net cash provided by financing activities	60,094	170,017

Net decrease in cash and cash equivalents	(4,058)	(4,443)

Cash and cash equivalents at beginning of period	19,719	21,238

Cash and cash equivalents at end of period	$15,661	$16,795

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other	(Accumulated
		Class A		Additional	Compre-	Deficit)
(In thousands)	Common	Common	Treasury	Paid-in	hensive	Retained
(Unaudited)	Stock	Stock	Stock	Capital	Loss	Earnings	Total

BALANCE AT JANUARY 31, 2009	$149	$30	$(1,387)	$144,577	$(59,464)	$50,272	$134,177

Comprehensive loss (Note 12):
Net loss	—	—	—	—	—	(84,356)	(84,356)
Pension and postretirement benefit plans	—	—	—	—	3,589	—	3,589
Change in fair value of cash flow hedges	—	—	—	—	(1,145)	—	(1,145)

Total comprehensive loss							(81,912)

Share-based compensation expense	10	—	—	3,475	—	—	3,485

BALANCE AT OCTOBER 31, 2009	$159	$30	$(1,387)	$148,052	$(57,020)	$(34,084)	$55,750

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
1. BASIS OF PRESENTATION
The Bon-Ton Stores, Inc., a Pennsylvania corporation, was incorporated on January 31, 1996 as the successor of a company incorporated on January 31, 1929. As of October 31, 2009, The Bon-Ton Stores, Inc. operated, through its subsidiaries, 279 department stores in 23 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson Pirie Scott, Elder-Beerman, Herberger’s and Younkers nameplates and, in the Detroit, Michigan area, the Parisian nameplate. The Bon-Ton Stores, Inc. conducts its operations through one business segment.
The accompanying unaudited consolidated financial statements include the accounts of The Bon-Ton Stores, Inc. and all of its wholly owned subsidiaries (collectively, “the Company”). All intercompany transactions and balances have been eliminated in consolidation.
The unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all information and footnotes required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events, the Company performed an evaluation of subsequent events for the accompanying consolidated financial statements and notes through December 10, 2009, the date this report was issued; required subsequent event disclosures have been made in Note 15. In the opinion of management, all adjustments and disclosures considered necessary for a fair presentation of interim periods have been included. The Company’s business is seasonal in nature and results of operations for the interim periods presented are not necessarily indicative of results for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.
For purposes of the following discussion, references to the “second quarter of 2008” are to the 13 weeks ended August 2, 2008. References to the “fourth quarter of 2008” are to the 13 weeks ended January 31, 2009. References to the “third quarter of 2009” and the “third quarter of 2008” are to the 13 weeks ended October 31, 2009 and November 1, 2008, respectively. References to “fiscal 2009” are to the 52 weeks ending January 30, 2010.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions about future events. These estimates and assumptions affect the reported amounts of assets and liabilities, disclosures about contingent assets and liabilities, and the reported amounts of revenues and expenses. Such estimates include the valuation of inventories, long-lived assets, intangible assets, insurance reserves, legal contingencies and assumptions used in the calculation of income taxes and retirement and other post-employment benefits, among others. These estimates and assumptions are based on management’s best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from further changes in the economic environment will be reflected in the financial statements in future periods.
Recently Issued Accounting Standards
In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value (“ASU 2009-05”), which provides amendments to ASC Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available. The amendments are intended to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. The Company adopted the provisions of this update, as required, for the period ended October 31, 2009. The adoption of ASU 2009-05 did not have a material impact on the Company’s consolidated financial statements.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
In June 2009, the FASB issued guidance now codified as ASC Topic 105, Generally Accepted Accounting Principles (“ASC 105”), which established the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. The Codification superseded all existing accounting standard documents; all other accounting literature not included in the Codification is considered non-authoritative. The Company adopted this standard, as required, for the period ended October 31, 2009. The adoption of ASC 105 did not have an impact on the Company’s financial condition or results of operations, but has impacted certain disclosures by requiring all accounting literature references to be updated with ASC references and by eliminating all references to pre-Codification standards.
ASC Subtopic 715-20, Compensation — Retirement Benefits — Defined Benefit Plans (“ASC 715-20”), requires entities to provide enhanced disclosures about investment allocation decisions, the major categories of plan assets, the inputs and valuation techniques used to measure fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The enhanced disclosures required by ASC 715-20 must be provided in the Company’s Annual Report on Form 10-K for fiscal 2009. The Company does not expect the adoption of the enhanced disclosures required by ASC 715-20 to have a material impact on its consolidated financial statements.
2. PER-SHARE AMOUNTS
Effective February 1, 2009, the Company adopted certain new provisions now codified within ASC Topic 260, Earnings Per Share (“ASC 260”), pursuant to which unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of earnings per share (“EPS”) according to the two-class method. The Company’s unvested restricted shares and restricted stock units are considered participating securities. All prior-period EPS data presented is required to be adjusted retrospectively to conform to these provisions of ASC 260. However, in the event of a net loss, participating securities are to be excluded from the calculation of both basic and diluted EPS.
Due to the Company’s net loss position, unvested restricted shares (participating securities) totaling 1,261,004 and 688,903 for the third quarter of 2009 and 2008, respectively, and 1,093,837 and 626,650 for the 39 weeks ended October 31, 2009 and November 1, 2008, respectively, were excluded from the calculation of both basic and diluted EPS.
In addition, stock option shares (non-participating securities) totaling 1,084,306 and 1,150,142 for the third quarter of 2009 and 2008, respectively, and 1,100,943 and 1,074,348 for the 39 weeks ended October 31, 2009 and November 1, 2008, respectively, were excluded from the calculation of diluted EPS as they would have been antidilutive. Certain of these stock option shares were excluded solely due to the Company’s net loss position. Had the Company reported a profit for the third quarter of 2009 and 2008, these shares would have had an effect of 73,614 and 1,195 dilutive shares, respectively, for purposes of calculating diluted EPS. Had the Company reported a profit for the 39 weeks ended October 31, 2009 and November 1, 2008, these shares would have had an effect of 25,054 and 3,541 dilutive shares, respectively, for purposes of calculating diluted EPS.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
3. FAIR VALUE OF FINANCIAL INSTRUMENTS
ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value and establishes a framework for measuring fair value. Effective February 3, 2008, the Company adopted the provisions codified within ASC 820 for financial assets and liabilities that are measured at fair value on a recurring basis. Effective February 1, 2009, the Company adopted the provisions of ASC 820 for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. There were no material fair value measurements required for the Company’s non-financial assets and liabilities during the third quarter of 2009 and the 39 weeks ended October 31, 2009.
ASC 820 establishes fair value hierarchy levels that prioritize the inputs used in valuations that determine fair value. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are primarily quoted prices for similar assets or liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs based on the Company’s own assumptions.
As of October 31, 2009 and January 31, 2009, the Company held two interest rate swap contracts required to be measured at fair value on a recurring basis. The fair values of these interest rate swap contracts are derived from discounted cash flow analysis utilizing an interest rate yield curve that is readily available to the public or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized these interest rate swap contracts as a Level 2 fair value measurement.
The interest rate swap liability comprises the entirety of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis. The carrying value of the interest rate swap liability as of October 31, 2009 and January 31, 2009 is as follows:

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	Total Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

October 31, 2009	$6,853	$—	$6,853	$—

January 31, 2009	$5,708	$—	$5,708	$—

Effective May 3, 2009, the Company adopted the provisions codified within ASC Topic 825, Financial Instruments, which require disclosures about the fair value of the Company’s financial instruments on an interim basis.
The carrying values of the Company’s cash and cash equivalents, accounts payable and financial instruments reported within prepaid expenses and other current assets and other long-term assets approximate fair value. The carrying value of the Company’s long-term debt, including current maturities but excluding capital leases, was $1,155,852 and $1,089,521 at October 31, 2009 and January 31, 2009, respectively, and the estimated fair value was $999,785 and $605,813 at October 31, 2009 and January 31, 2009, respectively. The fair value estimate of the Company’s long-term debt was based on quoted market prices or, where applicable, derived from discounted cash flow analysis.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
4. INTEREST RATE DERIVATIVES
As of February 1, 2009, the Company adopted certain provisions codified within ASC Topic 815, Derivatives and Hedging (“ASC 815”), which enhance disclosures for derivative instruments and hedging activities, including: (1) how and why a company uses derivative instruments; (2) the manner in which derivative instruments and related hedged items are accounted for; and (3) the effect of derivative instruments and related hedged items on a company’s financial position, financial performance and cash flows. The adoption of the enhanced disclosures required by ASC 815 had no impact on the Company’s financial condition, results of operations or cash flows.
The Company enters into interest rate swap agreements to manage the fixed/variable interest rate mix of its debt portfolio. These derivatives are accounted for in accordance with ASC Topic 815.
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
At October 31, 2009, the Company had two interest rate swap contracts to effectively convert a portion of its variable-rate debt to fixed-rate debt, both of which were entered into on July 14, 2006 and expire on July 14, 2011. These contracts entail the exchange of fixed-rate and floating-rate interest payments periodically over the life of the agreement. The floating-rate interest payments are based on three-month LIBOR rates. The following indicates the notional amounts of these interest rate swap contracts as of October 31, 2009 and the range of fixed-rates associated with these contracts:

Interest rate swaps (notional amount)	$100,000
Range of fixed pay rates	5.48% - 5.49%

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
The following table summarizes the fair value and presentation in the consolidated balance sheet of the interest rate swaps designated as cash flow hedging instruments under ASC 815 as of October 31, 2009:

Balance Sheet Location	Derivative Assets	Derivative Liabilities

Other Long-Term Liabilities	$—	$6,853
The following table summarizes the effect of the interest rate swaps on the consolidated statement of operations and AOCI:

		Location of	Amount of	Location of	Amount of
		Loss	Loss	Loss	Loss
	Amount of	Reclassified	Reclassified	Recognized	Recognized
	Loss	from AOCI to	from AOCI to	in the	in the
	Recognized	the Statement of	the Statement of	Statement of	Statement of
	in OCI	Operations	Operations	Operations	Operations
	(effective	(effective	(effective	(ineffective	(ineffective
	portion)	portion)	portion)	portion)	portion)

Third Quarter of 2009	$1,515	Interest Expense, Net	$1,270	Interest Expense, Net	$—

39 Weeks Ended October 31, 2009	$4,641	Interest Expense, Net	$3,496	Interest Expense, Net	$—
At October 31, 2009, it is expected that approximately $4,190 of losses in AOCI related to interest rate swaps will be reclassified into the statement of operations within the next 12 months. As of October 31, 2009, the maximum time over which the Company is hedging its exposure to the variability in future cash flows related to forecasted transactions is 20 months.
5. SUPPLEMENTAL BALANCE SHEET INFORMATION
Prepaid expenses and other current assets were comprised of the following:

	October 31,	January 31,
	2009	2009
Prepaid expenses	$40,353	$32,822
Other receivables	30,101	49,473
Income tax receivables	1,262	31,146

Total	$71,716	$113,441

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
6. SUPPLEMENTAL CASH FLOW INFORMATION
The following supplemental cash flow information is provided for the periods reported:

	THIRTY-NINE
	WEEKS ENDED
	October 31,	November 1,
	2009	2008

Cash paid for:
Interest, net of amounts capitalized	$79,452	$82,134
Income taxes, net of refunds received	(32,088)	5,516

Non-cash investing activities:
Decrease in accrued property, fixtures and equipment included in accounts payable and accrued expenses	$(194)	$(4,087)
Assets acquired under capital leases	6,546	—
7. EXIT OR DISPOSAL ACTIVITIES
The following table summarizes exit or disposal activities during the 39 weeks ended October 31, 2009 related to involuntary associate termination costs associated with the Company’s cost reductions implemented in January 2009 and the 39 weeks ended October 31, 2009, the closing of its Elder-Beerman store in Hamilton, Ohio in March 2009 and the closing of its Elder-Beerman store in Northwood, Ohio in September 2009:

	Termination	Other
	Benefits	Costs	Total
Balance as of January 31, 2009	$2,324	$70	$2,394
Provisions:
Thirteen weeks ended May 2, 2009	1,641	—	1,641
Thirteen weeks ended August 1, 2009	294	—	294
Thirteen weeks ended October 31, 2009	874	104	978
Payments:
Thirteen weeks ended May 2, 2009	(3,845)	—	(3,845)
Thirteen weeks ended August 1, 2009	(283)	(70)	(353)
Thirteen weeks ended October 31, 2009	(928)	(35)	(963)

Balance as of October 31, 2009	$77	$69	$146

The above provisions were included within selling, general and administrative expense.
In connection with the acquisition of The Elder-Beerman Stores Corp. in October 2003, the Company incurred expenses related to the termination of a lease. The Company made payments of $20 in the third quarter of 2009 and payments of $70 during the 39 weeks ended October 31, 2009 related to this termination. The liability for the lease termination was $737 as of October 31, 2009 and will be paid over the remaining contract period ending in 2030.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
8. EMPLOYEE DEFINED AND POSTRETIREMENT BENEFIT PLANS
The Company provides benefits to certain current and former associates who are eligible under a defined benefit pension plan and various supplemental pension plans (collectively, the “Pension Plans”). Net periodic benefit expense for the Pension Plans includes the following (income) and expense components:

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Service cost	$—	$38	$—	$116
Interest cost	2,822	2,935	8,464	8,805
Expected return on plan assets	(1,764)	(3,076)	(5,294)	(9,227)
Recognition of prior service cost	—	1	—	3
Recognition of net actuarial loss	1,219	127	3,657	379

Net periodic benefit expense	$2,277	$25	$6,827	$76

During the 39 weeks ended October 31, 2009, contributions of $6,249 were made to the Pension Plans. Included in those contributions was a payment of $5,658 for the settlement of a previously terminated supplemental pension plan. No gain or loss was recognized in connection with that settlement. The Company anticipates contributing an additional $148 to fund the Pension Plans in fiscal 2009, for an annual total of $6,397.
The Company also provides medical and life insurance benefits to certain former associates under a postretirement benefit plan (“Postretirement Benefit Plan”). Net periodic benefit expense of $64, comprised of interest expense of $87 and recognition of net actuarial gain of $23, was recorded in the third quarter of 2009. Net periodic benefit expense of $95, comprised solely of interest expense, was recorded in the third quarter of 2008. During the 39 weeks ended October 31, 2009, net periodic benefit expense of $194, comprised of interest expense of $262 and recognition of net actuarial gain of $68, was recorded. During the 39 weeks ended November 1, 2008, the Company recorded net periodic benefit expense of $285, comprised solely of interest expense. During the 39 weeks ended October 31, 2009, payments under the Postretirement Benefit Plan exceeded participant premiums received by $188. The Company anticipates contributing an additional $641 to fund the Postretirement Benefit Plan in fiscal 2009, for a net annual total of $829.
9. INCOME TAXES
The provisions codified within ASC Topic 740, Income Taxes (“ASC 740”), require companies to assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. In accordance with ASC 740, a full valuation allowance was established during the fourth quarter of 2008, and maintained throughout the 39 weeks ending October 31, 2009, on nearly all the Company’s net deferred tax assets. The Company’s deferred tax asset valuation allowance totaled $172,656 and $145,468 at October 31, 2009 and January 31, 2009, respectively.
Given the Company’s valuation allowance position, no tax benefit was recognized on the Company’s loss before income taxes for the 39 weeks ending October 31, 2009. The tax expense of $365 recorded for the 39 weeks ending October 31, 2009 reflects a $1,633 tax benefit recorded in the first quarter of 2009 related to the statute-of-limitations expiration of certain tax position exposures, offset by certain state income tax expense and tax position exposure related expense accruals.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
The income tax benefit in the third quarter of 2008 and the 39 weeks ended November 1, 2008 includes a tax benefit adjustment of $7,038 resulting from a statute-of-limitations expiration of certain tax position exposures.
Within the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, the Company disclosed that it was reasonably possible that gross unrecognized tax benefits could decrease by $3,030 within the next twelve months. Of this, $1,223 was recognized in the first quarter of 2009, $22 was recognized in the third quarter of 2009, and the remaining $1,785 could be recognized in the fourth quarter of 2009. As of October 31, 2009, it is reasonably possible that gross unrecognized tax benefits could decrease by $2,955 within the next twelve months due to the expiration of certain statute-of-limitations.
10. GOODWILL IMPAIRMENT
The Company recorded a goodwill impairment charge of $17,767 in the second quarter of 2008 in accordance with ASC Subtopic 350-20, Intangibles — Goodwill and Other — Goodwill. The economic environment at the end of the second quarter of 2008 had depressed stock values for many companies, including that of the Company. This factor, coupled with the expectation that the economic challenges at that time would impede recovery in the retail sector, led the Company to determine that its goodwill should be reviewed for impairment. The fair value of the Company’s single reporting unit was estimated using a combination of its common stock trading value at the end of the second quarter of 2008, a discounted cash flow analysis and other generally accepted valuation methodologies. As a result of the impairment review, the Company determined its goodwill was fully impaired.
11. CONTINGENCIES
In April 2009, in connection with the 2006 sale of a store lease, the Company instituted legal proceedings against the purchaser, and its guarantor, to collect $1,654 due. As of October 31, 2009, the Company is owed $6,730 from this sale, of which $1,654 is past due. The Company believes it will collect all amounts owed.
The Company is party to other legal proceedings and claims that arise during the ordinary course of business. In the opinion of management, the ultimate outcome of any such litigation and claims will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.
12. COMPREHENSIVE LOSS
Comprehensive loss was determined as follows:

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008

Net loss	$(4,153)	$(14,334)	$(84,356)	$(82,223)

Other comprehensive income (loss):
Amortization of pension and postretirement benefit plans	1,196	79	3,589	238
Cash flow hedge derivative (loss) income	(245)	679	(1,145)	2,220

Comprehensive loss	$(3,202)	$(13,576)	$(81,912)	$(79,765)

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
As a result of the additional deferred tax asset valuation allowance established in the fourth quarter of 2008 and maintained throughout the 39 weeks ended October 31, 2009, the changes recognized within other comprehensive income (loss) in the third quarter of 2009 and the 39-week period ended October 31, 2009 were recorded on a gross basis. In the third quarter of 2008 and the 39 weeks ended November 1, 2008, these changes were recorded net of tax.
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
The condensed consolidating financial information for the Company, the Issuer and the Company’s guarantor and non-guarantor subsidiaries as of October 31, 2009 and January 31, 2009 and for the third quarter of 2009 and 2008 and the 39 weeks ended October 31, 2009 and November 1, 2008 as presented below has been prepared from the books and records maintained by the Company, the Issuer and the guarantor and non-guarantor subsidiaries. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the guarantor and non-guarantor subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from affiliates will exist at any time.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Balance Sheet
October 31, 2009

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$8,076	$7,584	$—	$—	$15,661
Merchandise inventories	—	470,532	430,137	—	—	900,669
Prepaid expenses and other current assets	—	58,088	11,799	2,435	(606)	71,716

Total current assets	1	536,696	449,520	2,435	(606)	988,046

Property, fixtures and equipment at cost, net	—	236,884	248,554	292,694	—	778,132
Deferred income taxes	—	1,531	7,809	—	—	9,340
Intangible assets, net	—	60,490	80,759	—	—	141,249
Investment in and advances to (from) affiliates	55,749	614,992	(23,415)	316	(647,642)	—
Other long-term assets	—	17,878	4,223	4,532	—	26,633

Total assets	$55,750	$1,468,471	$767,450	$299,977	$(648,248)	$1,943,400

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$297,717	$—	$—	$—	$297,717
Accrued payroll and benefits	—	24,429	10,404	—	—	34,833
Accrued expenses	—	71,698	79,259	1,390	(606)	151,741
Current maturities of long-term debt and obligations under capital leases	—	2,585	2,364	6,396	—	11,345
Deferred income taxes	—	2,174	7,958	—	—	10,132
Income taxes payable	—	110	74	—	—	184

Total current liabilities	—	398,713	100,059	7,786	(606)	505,952

Long-term debt and obligations under capital leases, less current maturities	—	913,071	55,569	247,519	—	1,216,159
Other long-term liabilities	—	123,435	40,848	1,256	—	165,539

Total liabilities	—	1,435,219	196,476	256,561	(606)	1,887,650

Shareholders’ equity	55,750	33,252	570,974	43,416	(647,642)	55,750

Total liabilities and shareholders’ equity	$55,750	$1,468,471	$767,450	$299,977	$(648,248)	$1,943,400

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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
Thirteen Weeks Ended October 31, 2009

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$307,443	$396,503	$—	$—	$703,946
Other income	—	7,780	10,887	—	—	18,667

	—	315,223	407,390	—	—	722,613

Costs and expenses:
Costs of merchandise sold	—	192,046	246,983	—	—	439,029
Selling, general and administrative	—	106,786	136,826	22	(8,836)	234,798
Depreciation and amortization	—	11,222	13,924	2,870	—	28,016
Amortization of lease-related interests	—	698	518	—	—	1,216

Income (loss) from operations	—	4,471	9,139	(2,892)	8,836	19,554

Other income (expense):
Intercompany rental and royalty income	—	—	1,793	7,043	(8,836)	—
Equity in (losses) earnings of subsidiaries	(3,647)	9,725	—	—	(6,078)	—
Interest expense, net	—	(17,843)	(1,187)	(4,171)	—	(23,201)

(Loss) income before income taxes	(3,647)	(3,647)	9,745	(20)	(6,078)	(3,647)
Income tax provision	506	506	153	—	(659)	506

Net (loss) income	$(4,153)	$(4,153)	$9,592	$(20)	$(5,419)	$(4,153)

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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
Thirty-Nine Weeks Ended October 31, 2009

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$848,178	$1,109,527	$—	$—	$1,957,705
Other income	—	25,257	27,878	—	—	53,135

	—	873,435	1,137,405	—	—	2,010,840

Costs and expenses:
Costs of merchandise sold	—	539,241	703,251	—	—	1,242,492
Selling, general and administrative	—	315,885	404,886	67	(26,290)	694,548
Depreciation and amortization	—	34,011	42,009	8,790	—	84,810
Amortization of lease-related interests	—	2,106	1,554	—	—	3,660

Loss from operations	—	(17,808)	(14,295)	(8,857)	26,290	(14,670)

Other income (expense):
Intercompany rental and royalty income	—	—	4,944	21,346	(26,290)	—
Equity in losses of subsidiaries	(83,991)	(12,874)	—	—	96,865	—
Interest expense, net	—	(53,309)	(3,422)	(12,590)	—	(69,321)

Loss before income taxes	(83,991)	(83,991)	(12,773)	(101)	96,865	(83,991)
Income tax provision	365	365	965	—	(1,330)	365

Net loss	$(84,356)	$(84,356)	$(13,738)	$(101)	$98,195	$(84,356)

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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Cash Flows
Thirty-Nine Weeks Ended October 31, 2009

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$866	$(51,174)	$12,323	$7,079	$(11,122)	$(42,028)

Cash flows from investing activities:
Capital expenditures	—	(16,131)	(6,079)	—	—	(22,210)
Intercompany Investing activity	—	(1,713)	—	—	1,713	—
Proceeds from sale of property, fixtures and equipment	—	24	62	—	—	86

Net cash used in investing activities	—	(17,820)	(6,017)	—	1,713	(22,124)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(469,935)	(1,661)	(4,546)	—	(476,142)
Proceeds from issuance of long-term debt	—	539,531	—	—	—	539,531
Intercompany financing activity	—	(866)	(6,010)	(2,533)	9,409	—
Cash dividends paid	(866)	—	—	—	—	(866)
Deferred financing costs paid	—	(322)	—	—	—	(322)
Decrease in bank overdraft balances	—	(2,107)	—	—	—	(2,107)

Net cash (used in) provided by financing activities	(866)	66,301	(7,671)	(7,079)	9,409	60,094

Net decrease in cash and cash equivalents	—	(2,693)	(1,365)	—	—	(4,058)

Cash and cash equivalents at beginning of period	1	10,769	8,949	—	—	19,719

Cash and cash equivalents at end of period	$1	$8,076	$7,584	$—	$—	$15,661

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

14. THIRD AMENDMENT TO THE CREDIT CARD PROGRAM AGREEMENT
On August 4, 2009, the Company entered into a Third Amendment to the Credit Card Program Agreement (the “Third Amendment”) with HSBC Bank Nevada, N.A. (“HSBC”), effective as of January 1, 2009. Under the agreement, which is in effect through June 20, 2012, the Company continues to participate in the revenue generated by credit sales. The Third Amendment defines additional protection for the credit lines of certain of the Company’s credit card customers, revises the compensation the Company will receive for certain types of sales made on the credit cards and provides that the Company and HSBC will share certain losses associated with the credit card program. Either party may terminate the Third Amendment between April 1, 2010 and July 31, 2010 and revert back to the terms and conditions of the agreement prior to the Third Amendment upon providing notice and making a prescribed cash payment to the other party. Pursuant to the terms of the Third Amendment, other income was reduced by $1,424 and $7,586 in the third quarter of 2009 and the 39 weeks ended October 31, 2009, respectively. The impact of the Third Amendment on the Company’s financial results is estimated to be a reduction of other income of $9,000 in fiscal 2009.
15. SUBSEQUENT EVENTS
The Worker, Homeownership, and Business Assistance Act of 2009 (the “2009 Act”) was enacted on November 6, 2009. Among other provisions, the 2009 Act increases the carry-back period for net operating losses arising in either 2008 or 2009 to five years for most companies, with certain limitations. While the full impact of the 2009 Act on the Company is not yet known, the Company anticipates a favorable tax expense adjustment during the 13 weeks ending January 30, 2010. The Company anticipates a related income tax carry-back refund approximating the amount of the favorable tax adjustment, to be received during fiscal 2010.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
On December 4, 2009, the Company entered into a $675,000 3.5-year senior secured asset-based revolving credit facility (the “New Credit Facility”), which will expire on June 4, 2013. The New Credit Facility replaces the Company’s existing $800,000 asset-based revolving credit facility (the “Existing Credit Facility”) scheduled to mature on March 6, 2011. The proceeds of the New Credit Facility were used to pay the outstanding balance under the Existing Credit Facility and will be used for other general corporate purposes.
The financial covenant contained in the New Credit Facility requires that the minimum excess availability be at least $75,000 at all times. Other covenants continue the requirements of the Existing Credit Facility and require that the Company provide the lenders with certain financial statements, forecasts and other reports, borrowing base certificates and notices and comply with various federal, state and local rules and regulations.
Borrowings under the New Credit Facility will be at either (A) Adjusted LIBOR (based on the highest of (i) the British Bankers Association LIBOR Rate based on an interest period selected by the Borrowers, (ii) the British Bankers Association LIBOR Rate based on an interest period of three months and (iii) 1.25%) plus the applicable margin or (B) a base rate (based on the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Bank of America prime rate, and (iii) Adjusted LIBOR based on an interest period of one month plus 1.0%) plus the applicable margin. The applicable margin is determined based upon the excess availability under the New Credit Facility.
The New Credit Facility is secured by a first priority security position on substantially all of the current and future assets of the Company, including, but not limited to, inventory, general intangibles, trademarks, equipment, certain real estate and proceeds from any of the foregoing, subject to certain exceptions and liens.
On November 18, 2009, the Company entered into a $75,000 Second Lien Term Loan Credit Facility (the “Term Loan Facility”), which will mature on November 18, 2013. Proceeds from the transaction were used to pay a portion of the outstanding borrowings under the Company’s Existing Credit Facility and to pay related fees and expenses. The Existing Credit Facility was amended to permit the Term Loan Facility.
The financial covenant contained in the Term Loan Facility requires that the minimum excess availability under the New Credit Facility be at least $75,000 at all times. Other covenants substantially mirror the requirements of the New Credit Facility and require that the Company provide the lenders with certain financial statements, forecasts and other reports, borrowing base certificates and notices and comply with various federal, state and local rules and regulations.
Borrowings under the Term Loan Facility will be at either (A) Adjusted LIBOR (based on the highest of (i) the British Bankers Association LIBOR Rate for the two business days prior to the borrowing, (ii) the British Bankers Association LIBOR Rate based on an interest period of three months and (iii) 3.00%) plus the applicable margin or (B) a base rate (based on the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Bank of America prime rate, (iii) Adjusted LIBOR based on an interest period of one month and (iv) 3.0%) plus the applicable margin. The applicable margin is 12.75%.
The Term Loan Facility is secured by a second priority security position on substantially all of the current and future assets of the Company, including, but not limited to, inventory, general intangibles, trademarks, equipment, certain real estate and proceeds from any of the foregoing, subject to certain exceptions and liens.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For purposes of the following discussion, references to the “second quarter of 2008” and the “fourth quarter of 2008” are to the 13 weeks ended August 2, 2008 and January 31, 2009, respectively. References to the “first quarter of 2009” are to the 13 weeks ended May 2, 2009. References to the “third quarter of 2009” and the “third quarter of 2008” are to the 13-week periods ended October 31, 2009 and November 1, 2008, respectively. References to “2009” and “2008” are to the 39 weeks ended October 31, 2009 and November 1, 2008, respectively. References to the “fourth quarter of 2009” are to the 13 weeks ending January 30, 2010. References to “fiscal 2009” and “fiscal 2008” are to the 52 weeks ending January 30, 2010 and the 52 weeks ended January 31, 2009, respectively. References to “the Company,” “we,” “us,” and “our” refer to The Bon-Ton Stores, Inc. and its subsidiaries.
Overview
We are one of the largest regional department store operators in the United States, offering a broad assortment of brand-name fashion apparel and accessories for women, men and children. Our merchandise offerings also include cosmetics, home furnishings and other goods. We currently operate 278 stores in mid-size and metropolitan markets in 23 Northeastern, Midwestern and upper Great Plains states under the Bon-Ton, Bergner’s, Boston Store, Carson Pirie Scott, Elder-Beerman, Herberger’s and Younkers nameplates and, in the Detroit, Michigan area, the Parisian nameplate, encompassing a total of approximately 26 million square feet.
We operate in the department store segment of the U.S. retail industry, which is a highly competitive and fragmented environment. The department store industry continues to evolve in response to consolidation among merchandise vendors as well as the evolution of competitive retail formats — mass merchandisers, national chain retailers, specialty retailers and online retailers.
Our operating performance, and that of our competitors, depends significantly on economic conditions and the resulting impact on consumer spending. Many of the economic indicators associated with consumer discretionary spending presented challenges to the retail industry in fiscal 2008 and remain weak in 2009. While the Company’s financial results improved in the third quarter of 2009, there remains much uncertainty as to future economic conditions and consumer confidence. As such, on November 19, 2009 we provided expectations of the following in fiscal 2009:
•	a comparable store sales decrease in the range of 5.0% to 6.5%;
•	a gross margin rate of 36.5%;
•	a reduction of approximately $70.0 million to $75.0 million in our selling, general and administrative (“SG&A”) expenses; and
•
an effective tax rate of 0% (exclusive of the potential favorable impact in the fourth quarter of 2009 of recently enacted income tax legislation as discussed in Note 15 in the Notes to Consolidated Financial Statements).

On December 4, 2009, we entered into a $675.0 million 3.5-year senior secured asset-based revolving credit facility (the “New Credit Facility”), which will expire on June 4, 2013. The New Credit Facility replaces our existing $800.0 million asset-based revolving credit facility (the “Existing Credit Facility”) scheduled to mature on March 6, 2011. The proceeds of the New Credit Facility were used to pay the outstanding balance under the Existing Credit Facility and will be used for other general corporate purposes. See Note 15 in the Notes to Consolidated Financial Statements.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
On November 18, 2009, we entered into a $75.0 million Second Lien Term Loan Credit Facility (the “Term Loan Facility”), which will mature on November 18, 2013. Proceeds from the transaction were used to increase liquidity by paying a portion of the outstanding borrowings under the Existing Credit Facility and to pay related fees and expenses. The Existing Credit Facility was amended to permit the Term Loan Facility. See Note 15 in the Notes to Consolidated Financial Statements.
Results of Operations
The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Other income	2.7	3.1	2.7	3.2

	102.7	103.1	102.7	103.2

Costs and expenses:
Costs of merchandise sold	62.4	64.4	63.5	64.9
Selling, general and administrative	33.4	36.1	35.5	36.4
Depreciation and amortization	4.0	4.1	4.3	4.2
Amortization of lease-related interests	0.2	0.2	0.2	0.2
Goodwill impairment	—	—	—	0.8

Income (loss) from operations	2.8	(1.7)	(0.7)	(3.3)
Interest expense, net	3.3	3.4	3.5	3.5

Loss before income taxes	(0.5)	(5.1)	(4.3)	(6.8)
Income tax provision (benefit)	0.1	(3.1)	—	(2.9)

Net loss	(0.6)%	(2.0)%	(4.3)%	(3.9)%

Third Quarter of 2009 Compared with Third Quarter of 2008
Net sales: Net sales in the third quarter of 2009 were $703.9 million, compared with $724.9 million in the third quarter of 2008, reflecting a decrease of $21.0 million, or 2.9%. Comparable store sales decreased 2.6% in the third quarter of 2009. We believe the comparable store sales decline was due to the continued challenging economic environment, with consumer spending negatively impacted. Additionally, due to inventory management efforts, there was significantly less clearance inventory throughout the third quarter of 2009 compared with the prior year, further challenging sales.
While our sales experienced continued weakness in the third quarter of 2009, we realized monthly improvement in our sales trend throughout the period and some merchandise categories exhibited relative strength. The best performing merchandise categories were Coats and Moderate Sportswear (both included in Women’s Apparel) and Accessories. Coats benefited from the arrival of colder weather in our markets as well as the expansion of value-priced offerings and popular brands. Sales in Moderate Sportswear continue to be favorably impacted by a customer shift toward a value-orientation; we believe this shift is in response to the current economic situation and that our moderate offerings provide the value and price-points our customers are seeking. Accessories benefited from increased inventory investment in the period and favorable customer response to new and expanded offerings in cold-weather items and trend jewelry.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Furniture and Hard Home (both included in Home) performed poorly in the third quarter of 2009. We believe discretionary spending for more expensive items is under significant pressure, as evidenced by the poor performance of higher-priced merchandise throughout our families of business; sales of mattresses (included in Furniture) remain particularly difficult. Hard Home sales comparisons to the prior year were unfavorably impacted by the shifting of a major promotional event from the third quarter of 2008 into the fourth quarter of 2009 and continued difficult sales in novelty electronic gift items.
Other income: Other income, which includes income from revenues received under a credit card program agreement with HSBC Bank Nevada, N.A. (“HSBC”), leased departments and other customer revenues, was $18.7 million, or 2.7% of net sales, in the third quarter of 2009 as compared with $22.7 million, or 3.1% of net sales, in the third quarter of 2008. The decrease was primarily due to reduced sales volume and reduced income associated with our proprietary credit card program. Proprietary credit card income decreased as a result of lower sales volume as well as an amendment to the credit card program agreement with HSBC. Other income was reduced by $1.4 million in the third quarter of 2009 pursuant to the amended agreement with HSBC which revises the compensation the Company will receive for certain types of credit sales and provides that the Company and HSBC will share certain losses associated with the credit card program. See Note 14 in the Notes to Consolidated Financial Statements.
Costs and expenses: Gross margin in the third quarter of 2009 increased $6.8 million to $264.9 million as compared with $258.1 million in the comparable prior year period. The increase is attributable to an increased margin rate; gross margin as a percentage of net sales increased approximately 200 basis points to 37.6% in the third quarter of 2009 from 35.6% in the same period last year, primarily due to disciplined inventory management efforts that resulted in decreased net markdowns as well as an increased net markup percentage and reduced distribution costs.
SG&A expense in the third quarter of 2009 was $234.8 million as compared with $261.9 million in the third quarter of 2008, a decrease of $27.1 million. The expense reduction, largely the result of our cost savings initiatives in response to the difficult economic environment, allowed us to reduce our current year expense rate approximately 280 basis points to 33.4% of net sales despite the sales decline in the period.
Depreciation and amortization expense and amortization of lease-related interests decreased $1.8 million, to $29.2 million in the third quarter of 2009 from $31.0 million in the third quarter of 2008, primarily due to the reduced asset base resulting from significant asset impairments recorded in the fourth quarter of 2008 and reduced capital expenditures.
Income (loss) from operations: Income from operations in the third quarter of 2009 was $19.6 million, or 2.8% of net sales, compared with a loss from operations of $(12.0) million, or (1.7)% of net sales, in the comparable prior year period.
Interest expense, net: Net interest expense was $23.2 million, or 3.3% of net sales, in the third quarter of 2009 as compared with $24.7 million, or 3.4% of net sales, in the third quarter of 2008. The $1.5 million decrease primarily reflects decreased borrowing levels and reduced interest rates.
Income tax provision (benefit): The income tax provision of $0.5 million in the third quarter of 2009 reflects an effective tax rate of (13.9)%, compared with an income tax benefit of $22.4 million in the third quarter of 2008, reflecting an effective tax rate of 61.0%. The current year results principally reflect the fact that the Company maintained a nearly full valuation allowance position against all net deferred tax assets throughout 2009. The prior year results primarily reflect a favorable adjustment of $7.0 million resulting from a statute-of-limitations expiration.
Net loss: Net loss in the third quarter of 2009 was $4.2 million, or 0.6% of net sales, compared with a net loss of $14.3 million, or 2.0% of net sales, in the third quarter of 2008.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
2009 Compared with 2008
Net sales: Net sales in 2009 were $1,957.7 million, compared with $2,098.6 million in 2008, reflecting a decrease of $140.9 million, or 6.7%. Comparable store sales decreased 6.9% in 2009. We believe the comparable store sales decline reflects the continuation of the difficult economic environment, which has pressured consumer spending. Additionally, due to inventory management efforts, there was significantly less clearance inventory throughout 2009 compared with the prior year, further challenging sales.
The best performing merchandise categories in 2009 were Coats and Moderate Sportswear (both included in Women’s Apparel). Coats benefited from the arrival of colder weather in our markets as well as the expansion of value-priced offerings and popular brands. Sales in Moderate Sportswear have benefited from what we believe is a shift in our customers’ spending patterns in response to the economic situation in 2009 as our moderate offerings provide the value our customers are seeking. We are seeing similar success in sales of moderate goods throughout all families of business.
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
Other income: Other income was $53.1 million, or 2.7% of net sales, in 2009 as compared with $67.0 million, or 3.2% of net sales, in 2008. The decrease primarily reflects reduced sales volume and reduced income associated with our proprietary credit card program. Proprietary credit card income decreased as a result of lower sales volume as well as an amendment to the credit card program agreement with HSBC. Other income was reduced by $7.6 million in 2009 pursuant to the amended agreement with HSBC, which revises the compensation the Company will receive for certain types of credit sales and provides that the Company and HSBC will share certain losses associated with the credit card program. See Note 14 in the Notes to Consolidated Financial Statements.
Costs and expenses: Gross margin in 2009 was $715.2 million as compared with $737.3 million in 2008, reflecting a decrease of $22.1 million. The decrease in gross margin dollars was due to the decreased sales volume in the period. Gross margin as a percentage of net sales increased approximately 140 basis points to 36.5% in the current year from 35.1% last year, primarily due to decreased net markdowns and reduced distribution costs.
SG&A expense in 2009 was $694.5 million as compared with $764.1 million in 2008, a decrease of $69.5 million, reflecting the continued successful execution of our cost savings initiatives. The expense rate in 2009 decreased approximately 90 basis points to 35.5% of net sales, compared with 36.4% in 2008.
Depreciation and amortization expense and amortization of lease-related interests decreased $3.8 million, to $88.5 million in 2009 from $92.3 million in 2008, primarily due to the reduced asset base resulting from significant asset impairments recorded in the fourth quarter of 2008 and reduced capital expenditures.
The Company recorded a non-cash goodwill impairment charge of $17.8 million in 2008 as, upon review in the second quarter of 2008, the fair value of the Company’s single reporting unit, estimated using a combination of our common stock trading value as of the end of the second quarter of 2008, a discounted cash flow analysis and other generally accepted valuation methodologies, was less than the carrying amount. See Note 10 in the Notes to Consolidated Financial Statements.
Loss from operations: The loss from operations in 2009 was $14.7 million, or 0.7% of net sales, compared with $69.8 million, or 3.3% of net sales, in 2008.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Interest expense, net: Net interest expense was $69.3 million, or 3.5% of net sales, in 2009 as compared with $73.4 million, or 3.5% of net sales, in 2008. The $4.1 million decrease principally reflects decreased borrowing levels and reduced interest rates in 2009.
Income tax provision (benefit): The income tax provision of $0.4 million in 2009 reflects an effective tax rate of (0.4)%, compared with an income tax benefit of $61.0 million in 2008, reflecting an effective tax rate of 42.6%. The current year results principally reflect the fact that the Company maintained a nearly full valuation allowance position against all net deferred tax assets throughout 2009.
Net loss: Net loss in 2009 was $84.4 million, or 4.3% of net sales, compared with a net loss of $82.2 million, or 3.9% of net sales, in 2008.
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
Liquidity and Capital Resources
At October 31, 2009, we had $15.7 million in cash and cash equivalents and $245.6 million available under our Existing Credit Facility (before taking into account the minimum borrowing availability covenant under such facility of $75.0 million). In anticipation of continued recessionary pressures in fiscal 2009, we heightened our focus on maximizing cash flow by reducing operating expenses and significantly curtailing our planned capital expenditures. Additionally, we are continuing to control inventory levels in order to benefit working capital. We anticipate that these actions, together with projected cash benefits from our cost savings initiatives, will positively impact our fiscal 2009 cash flow.
Typically, cash flows from operations are impacted by the effect on sales of (1) consumer confidence, (2) weather in the geographic markets served by the Company, (3) general economic conditions and (4) competitive conditions existing in the retail industry; a downturn in any single factor or a combination of factors could have a material adverse impact upon our ability to generate sufficient cash flows to operate our business. In 2009, our business model has been adversely impacted by additional economic drivers reflective of the global recession. While difficult economic conditions affect our assessment of short-term liquidity, and while there can be no assurances, we consider our resources, including cash flows from operations supplemented by borrowings under our revolving credit facility and term loan, adequate to satisfy our cash needs for at least the next 12 months.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The following table summarizes material measures of the Company’s liquidity and capital resources:

	October 31,	November 1,
(Dollars in millions)	2009	2008

Working capital	$482.1	$555.0
Current ratio	1.95:1	1.96:1
Debt to total capitalization (1)	0.96:1	0.82:1
Unused availability under lines of credit (2)	$245.6	$213.7

(1)	Debt includes obligations under capital leases. Total capitalization includes shareholders’ equity, debt and obligations under capital leases.

(2)	Subject to a minimum borrowing availability covenant of $75.
Our primary sources of working capital are cash flows from operations and borrowings under our New Credit Facility, which provides for up to $675.0 million in borrowings and replaces our $800.0 million Existing Credit Facility. In the first quarter of 2009, we elected to reduce the previous $1.0 billion commitment under our Existing Credit Facility by $200.0 million in order to reduce interest expense associated with the unused commitment fee.
On December 4, 2009, we entered into a $675.0 million 3.5-year senior secured asset-based revolving credit facility, which will expire on June 4, 2013. This New Credit Facility replaces our Existing Credit Facility scheduled to mature on March 6, 2011. The proceeds of the New Credit Facility were used to pay the outstanding balance under the Existing Credit Facility and will be used for other general corporate purposes.
The financial covenant contained in the New Credit Facility requires that the minimum excess availability be at least $75.0 million at all times. Other covenants continue the requirements of the Existing Credit Facility and require that we provide the lenders with certain financial statements, forecasts and other reports, borrowing base certificates and notices and comply with various federal, state and local rules and regulations.
Borrowings under the New Credit Facility will be at either (A) Adjusted LIBOR (based on the highest of (i) the British Bankers Association LIBOR Rate based on an interest period selected by the Borrowers, (ii) the British Bankers Association LIBOR Rate based on an interest period of three months and (iii) 1.25%) plus the applicable margin or (B) a base rate (based on the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Bank of America prime rate, and (iii) Adjusted LIBOR based on an interest period of one month plus 1.0%) plus the applicable margin. The applicable margin is determined based upon the excess availability under the New Credit Facility.
The New Credit Facility is secured by a first priority security position on substantially all of our current and future assets, including, but not limited to, inventory, general intangibles, trademarks, equipment, certain real estate and proceeds from any of the foregoing, subject to certain exceptions and liens. See Note 15 in the Notes to Consolidated Financial Statements.
On November 18, 2009, we entered into a $75.0 million Term Loan Facility, which will mature on November 18, 2013. Proceeds from the transaction were used to increase liquidity by paying a portion of the outstanding borrowings under the Existing Credit Facility and to pay related fees and expenses. The Existing Credit Facility was amended to permit the Term Loan Facility.
The financial covenant contained in the Term Loan Facility requires that the minimum excess availability under the New Credit Facility be at least $75.0 million at all times. Other covenants substantially mirror the requirements of the New Credit Facility and require that we provide the lenders with certain financial statements, forecasts and other reports, borrowing base certificates and notices and comply with various federal, state and local rules and regulations.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Borrowings under the Term Loan Facility will be at either (A) Adjusted LIBOR (based on the highest of (i) the British Bankers Association LIBOR Rate for the two business days prior to the borrowing, (ii) the British Bankers Association LIBOR Rate based on an interest period of three months and (iii) 3.00%) plus the applicable margin or (B) a base rate (based on the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Bank of America prime rate, (iii) Adjusted LIBOR based on an interest period of one month and (iv) 3.0%) plus the applicable margin. The applicable margin is 12.75%.
The Term Loan Facility is secured by a second priority security position on substantially all of our current and future assets, including, but not limited to, inventory, general intangibles, trademarks, equipment, certain real estate and proceeds from any of the foregoing, subject to certain exceptions and liens. See Note 15 in the Notes to Consolidated Financial Statements.
Decreases in working capital and the current ratio are primarily the result of decreased levels of merchandise inventories due to our inventory management efforts in response to sales trends, the current year receipt of an income tax refund, and decreased prepaid and deferred income taxes as a result of the Company’s recent net losses and valuation allowance position. The increase in debt to total capitalization is largely due to the significant decrease in shareholders’ equity in fiscal 2008 and 2009, the result of the net loss in the respective periods, which in fiscal 2008 includes the charges for asset impairments and deferred tax valuation allowances, as well as the decline in the funded status of the Company’s defined benefit pension plans. These unfavorable factors are partially mitigated by reduced debt levels in 2009. The increase in unused availability under lines of credit as compared with the prior year reflects reduced direct borrowings, partially offset by reduced availability due to decreased inventory levels and increases in trade and standby letters of credit. In addition, unused availability at October 31, 2009 was favorably impacted by a change in the reporting process under our Existing Credit Facility. At the Company’s request, the borrowing base certificate reporting frequency was changed to weekly during the period of October through December to better align borrowing availability with the fluctuations in the Company’s inventory, as seasonal inventory builds in October and November and is subsequently converted to cash to reduce borrowings in late November and December.
Cash provided by (used in) our operating, investing and financing activities is summarized as follows:

	THIRTY-NINE
	WEEKS ENDED
	October 31,	November 1,
(Dollars in millions)	2009	2008

Operating activities	$(42.0)	$(98.1)
Investing activities	(22.1)	(76.3)
Financing activities	60.1	170.0
Net cash used in operating activities was $42.0 million and $98.1 million in 2009 and 2008, respectively. The decrease in net cash used in the current year primarily reflects reduced working capital requirements, principally due to the current year receipt of an income tax refund. Prior year working capital changes were negatively impacted by a significant income tax receivable due to the tax benefit recorded; by comparison, there is no income tax receivable in the current year as a result of the reduced effective tax rate due to the valuation allowance recorded in the fourth quarter of 2008 and maintained throughout 2009.
Net cash used in investing activities was $22.1 million in 2009, compared with $76.3 million in 2008, as capital expenditures were significantly reduced in the current year in response to economic conditions.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Net cash provided by financing activities was $60.1 million and $170.0 million in 2009 and 2008, respectively. The change primarily reflects reduced net borrowings due to decreased cash requirements for current year operating activities and reduced capital expenditures.
Our capital expenditures in 2009, which do not reflect reductions for landlord contributions of $5.5 million, totaled $22.2 million. Capital expenditures for fiscal 2009, net of approximately $7 million of landlord contributions, are not expected to exceed $35 million, a significant reduction from the prior year’s capital expenditures of $84.8 million (which do not reflect reductions for landlord contributions of $18.9 million), as we are limiting store expansion and major remodel activities in the near term. Included in fiscal 2009 planned capital expenditures is continued investment in information technology.
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
As of January 31, 2009, approximately 32% of our inventories were valued using a first-in, first-out cost basis and approximately 68% of our inventories were valued using a last-in, first-out (“LIFO”) cost basis. As is currently the case with many companies in the retail industry, our LIFO calculations yielded inventory increases in recent prior years due to deflation reflected in price indices used. The LIFO method values merchandise sold at the cost of more recent inventory purchases (which the deflationary indices indicated to be lower), resulting in the general inventory on-hand being carried at the older, higher costs. Given these higher values and the promotional retail environment, we have reduced the carrying value of our LIFO inventories to an estimated realizable value. These reductions totaled $41.6 million as of October 31, 2009 and January 31, 2009. Inherent in the valuation of inventories are significant management judgments and estimates regarding future merchandise selling costs and pricing. Should these estimates prove to be inaccurate, we may have overstated or understated our inventory carrying value. In such cases, operating results would ultimately be impacted.
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
Income Taxes
Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against net deferred tax assets. The process involves summarizing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. In addition, we are required to assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. To the extent a valuation allowance is established in a period, an expense must be recorded within the income tax provision in the statement of operations.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
We reported net deferred tax liabilities of $0.8 million at October 31, 2009 and net deferred tax assets of $2.7 million at January 31, 2009. In assessing the realizability of our deferred tax assets, we considered whether it is more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Significant weight is to be given to evidence that can be objectively verified. As a result, a company’s current or previous losses are given more weight than any projected future taxable income. In addition, a recent three-year historical cumulative loss is considered a significant element of negative evidence that is difficult to overcome.
We evaluate our deferred tax assets each reporting period, including assessment of the Company’s cumulative income over the prior three-year period, to determine if valuation allowances are required. With respect to our review for the fourth quarter of 2008, a significant element of negative evidence considered was our three-year historical cumulative loss as of the fourth quarter of 2008. This, combined with uncertain near-term economic conditions, reduced our ability to rely on our projections of future taxable income in establishing the deferred tax assets valuation allowance at January 31, 2009. Accordingly, a nearly full valuation allowance was established on our net deferred tax assets during the fourth quarter of 2008. With respect to our reviews for the first three quarters of 2009, we concluded that it was necessary to continue the position of a nearly full valuation allowance on our net deferred tax assets.
Our deferred tax asset valuation allowance totaled $172.7 million and $145.5 million at October 31, 2009 and January 31, 2009, respectively. If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may need to be adjusted, which could materially impact our financial position and results of operations. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard, the valuation allowance would be reversed accordingly in the period that such a conclusion is reached.
We follow a prescribed recognition and derecognition threshold and measurement element for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Accordingly, we establish reserves for certain tax positions that we believe are supportable, but are potentially subject to challenge by applicable taxing authorities. However, interpretations and guidance surrounding income tax laws and regulations change over time. Changes in our assumptions and judgments could materially impact our financial position and results of operations.
Long-lived Assets
Property, fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in our business model or capital strategy can result in the actual useful lives differing from estimates. In cases where we determined the useful life of property, fixtures and equipment should be shortened, we depreciated the net book value in excess of the salvage value over the revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or leasehold improvements could also result in shortened useful lives. Our net property, fixtures and equipment amounted to $778.1 million and $832.8 million at October 31, 2009 and January 31, 2009, respectively.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
We are required to test a long-lived asset for recoverability whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Factors that could trigger an impairment review include the following:
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
Intangible Assets
Net intangible assets totaled $141.2 million and $148.2 million at October 31, 2009 and January 31, 2009, respectively. Our intangible assets at October 31, 2009 are principally comprised of $72.2 million of lease interests that relate to below-market-rate leases and $69.0 million associated with trade names, private label brand names and customer lists. The lease-related interests are being amortized using a straight-line method. The customer lists are being amortized using a declining-balance method. At October 31, 2009, trade names and private label brand names of $54.1 million have been deemed as having indefinite lives.
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
Recently Issued Accounting Standards
In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value (“ASU 2009-05”), which provides amendments to Accounting Standards Codification (“ASC”) Subtopic 820-10, Fair Value Measurements and Disclosures — Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available. The amendments are intended to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. We adopted the provisions of this update, as required, for the period ended October 31, 2009. The adoption of ASU 2009-05 did not have a material impact on our consolidated financial statements.
In June 2009, the FASB issued guidance now codified as ASC Topic 105, Generally Accepted Accounting Principles (“ASC 105”), which established the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. The Codification superseded all existing accounting standard documents; all other accounting literature not included in the Codification is considered non-authoritative. We adopted this standard, as required, for the period ended October 31, 2009. The adoption of ASC 105 did not have an impact on our financial condition or results of operations, but has impacted certain disclosures by requiring all accounting literature references to be updated with ASC references and by eliminating all references to pre-codification standards.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
ASC Subtopic 715-20, Compensation — Retirement Benefits — Defined Benefit Plans (“ASC 715-20”), requires entities to provide enhanced disclosures about investment allocation decisions, the major categories of plan assets, the inputs and valuation techniques used to measure fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The enhanced disclosures required by ASC 715-20 must be provided in our Annual Report on Form 10-K for fiscal 2009. We do not expect the adoption of the enhanced disclosures required by ASC 715-20 to have a material impact on our consolidated financial statements.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal controls over financial reporting that occurred during the 13 weeks ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

THE BON-TON STORES, INC.

PART II:	OTHER INFORMATION

ITEM 6.	EXHIBITS
(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

Exhibit	Description	Document Location

10.1	Third Amendment to the Credit Card Program Agreement	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 10, 2009

10.2	Second Lien Loan and Security Agreement	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 24, 2009 (“11/24/09 Form 8-K”)

10.3	Intercreditor Agreement	Incorporated by reference to Exhibit 10.2 to the 11/24/09 Form 8-K

10.4	Amendment No. 2 to Loan and Security Agreement	Incorporated by reference to Exhibit 10.3 to the 11/24/09 Form 8-K

10.5	Amended and Restated Loan and Security Agreement	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 9, 2009

31.1	Certification of Byron L. Bergren	Filed herewith.

31.2	Certification of Keith E. Plowman	Filed herewith.

32.1	Certification Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934	Furnished herewith.

THE BON-TON STORES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BON-TON STORES, INC.

DATE: December 10, 2009	BY:	/s/ Byron L. Bergren
Byron L. Bergren
President and Chief Executive Officer

DATE: December 10, 2009	BY:	/s/ Keith E. Plowman
Keith E. Plowman
Executive Vice President, Chief Financial Officer and Principal Accounting Officer