Form 10-K
period 2010-01-30
BON TON STORES INC
filed 2010-04-16
CIK 878079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	Commission File Number
January 30, 2010	0-19517

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $40.5 million as of the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation only, the registrant has excluded all shares held in the treasury or that may be deemed to be beneficially owned by executive officers and directors of the registrant. By doing so, the registrant does not concede that such persons are affiliates for purposes of the federal securities laws.

As of March 26, 2010, there were 15,578,327 shares of Common Stock, $.01 par value, and 2,951,490 shares of Class A Common Stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2010 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference in Part III to the extent described in Part III.

The Bon-Ton Stores, Inc. operates on a fiscal year, consisting of the 52 or 53 week period ending on the Saturday nearer January 31 of the following calendar year. References to “2009,” “2008” and “2007” represent the 2009 fiscal year ended January 30, 2010, the 2008 fiscal year ended January 31, 2009 and the 2007 fiscal year ended February 2, 2008, respectively. References to “2010” represent the 2010 fiscal year ending January 29, 2011.

References to “the Company,” “we,” “us,” and “our” refer to The Bon-Ton Stores, Inc. and its subsidiaries.

PART I

Item 1.	Business

Overview

The Company was founded in 1898 and is one of the largest regional department store operators in the United States, offering a broad assortment of brand-name fashion apparel and accessories for women, men and children as well as cosmetics, home furnishings and other goods. We currently operate 278 stores in mid-size and metropolitan markets in 23 Northeastern, Midwestern and upper Great Plains states under the Bon-Ton, Bergner’s, Boston Store, Carson Pirie Scott, Elder-Beerman, Herberger’s and Younkers nameplates and, in the Detroit, Michigan area, under the Parisian nameplate, encompassing a total of approximately 26 million square feet.

Industry Overview

We compete in the department store segment of the U.S. retail industry. Department stores have historically dominated apparel and accessories retailing, occupying a cornerstone in the U.S. retail landscape for more than 100 years. Over time, department stores have evolved from single-unit, family-owned, urban locations to regional and national chains serving communities of all sizes. Today, we operate in a highly competitive, highly fragmented and rapidly changing environment as the department store industry continues to evolve in response to consolidation among merchandise vendors as well as the evolution of competitive retail formats — mass merchandisers, national chain retailers, specialty retailers and online retailers.

Our operating results and performance, and that of our competitors, depend significantly on economic conditions and their impact on consumer spending. During 2009, the economic downturn that began in 2008 continued, resulting in an extremely adverse environment for the retail industry, including the department store sector. We believe the economic factors included volatility in the capital markets, with limited or no access to credit for many companies and consumers. These credit market conditions, the general downturn in the U.S. economy and weakening consumer sentiment contributed to the continued significant reduction in consumer spending as compared with 2007 and prior years.

Merchandise

Merchandise Assortment

Our stores offer a broad assortment of quality fashion apparel and accessories for women, men and children, as well as cosmetics, home furnishings and other goods at moderate and better price points. Our comprehensive merchandise assortment includes nationally distributed brands at competitive prices and unique products at compelling values through our private brands. We further differentiate our merchandise assortment with exclusive products from nationally distributed brands. The following table illustrates our net sales by product category for the last three years:

Merchandise Category	2009	2008	2007

Women’s Apparel	25.7%	25.6%	26.2%
Home	16.8	17.6	17.8
Cosmetics	13.2	13.1	12.6
Men’s Apparel	12.3	12.8	13.1
Accessories	8.9	8.0	7.9
Footwear	8.2	8.1	8.0
Children’s Apparel	7.2	6.9	6.4
Intimate Apparel	4.3	4.3	4.2
Juniors’ Apparel	3.4	3.6	3.8

Total	100.0%	100.0%	100.0%

Nationally Distributed Brands

Our nationally distributed brand assortment includes many of the most well-known and popular labels in the apparel, accessories, footwear, cosmetics and home furnishings industries such as Børn, Calvin Klein, Carters, Clarks, Clinique, Columbia, Estée Lauder, Fossil, Izod, Jessica Simpson, Jones New York, Lancôme, Levis, Nine West and Polo. We believe these brands enable us to position our stores as headquarters for fashion, offering both newness and wardrobe staples at competitive prices. We believe that we maintain excellent relationships with our merchandise vendors, working collaboratively to select the most compelling assortments for our customers.

Private Brands

Our exclusive private brands complement our offerings of nationally distributed brands and are a key component of our overall merchandising strategy. Our private brand portfolio includes popular brands such as Laura Ashley, Victor by Victor Alfaro, Ruff Hewn, Relativity, Studio Works, Breckenridge, Karen Neuberger Home, Consensus, Kenneth Roberts and Cuddle Bear. By providing exclusive fashion products at price points that are more attractive than nationally distributed brand alternatives, our private brand program creates value for our customers and increases our brand exclusiveness, competitive differentiation and customer loyalty. Our private brand program also presents the opportunity to increase our overall gross margin by virtue of the more efficient cost structure inherent in the design and sourcing of in-house brands.

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

Proprietary Credit Card

Evidencing our customer satisfaction and loyalty is the high penetration rate of our proprietary credit card program that is administered by HSBC Bank Nevada, N.A. (“HSBC”). We have over 4.1 million active proprietary credit card holders.

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

Customer Service

We maintain a sales force of knowledgeable and well-trained sales associates to deliver excellent service to our customers. Sales associates are trained in the areas of customer service, selling skills and product knowledge. We employ a two-tiered strategy to achieve effective customer service. In selected areas, we offer one-on-one selling with dedicated associates to assist customers with merchandise selections. Our customers also appreciate the convenience of self-service formats in many departments and efficient service centers to expedite their purchases. Our new associates receive computer-based training for an effective, efficient and uniform training experience. We actively monitor and analyze, through our scheduling program, the service levels in our stores in order to maximize sales associate productivity and store profitability.

Competition

The retail industry is highly competitive and fragmented. We face competition for customers from traditional department store operators such as Belk, Inc., Dillard’s, Inc., Macy’s, Inc., Boscov’s Department Store LLC and Von Maur Inc.; national chain retailers such as J. C. Penney Company, Inc., Kohl’s Corporation and Sears Holdings Corporation; mass merchandisers such as Target Corporation and Wal-Mart Stores, Inc.; specialty stores; and catalogue and online retailers. In addition, we face competition for suitable store locations from other department stores, national chain retailers, mass merchandisers and other large-format retailers. In a number of our markets, we compete for customers with national department store chains which offer a similar mix of branded merchandise as we do. In other markets, we face potential competition from national chains that, to date, have not entered such markets and from national chains that have stores in our markets but currently do not carry similar branded goods. In all markets, we generally compete for customers with stores offering moderately-priced goods. Many of our competitors have substantially greater financial and other resources than we do, and many of those competitors have significantly less debt than we do and may thus have greater flexibility to respond to changes in our industry.

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

Trademarks and Trade Names

We own or license various trademarks and trade names, including our store nameplates and private brands. We believe our trademarks and trade names are important and that the loss of certain of our trademarks or trade names, particularly our store nameplates, could have a material adverse effect on us. We are not aware of any claims of infringement or other challenges to our right to use our trademarks in the United States that would have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Information Technology and Systems

During 2009, we continued our investment in technology infrastructure equipment and software. Our initiatives focused on (1) updating systems and business processes with emphasis on customer service, (2) accelerating the growth of our ecommerce business, (3) improving associate productivity, and (4) reducing operating costs. Advanced warehouse management and order fulfillment systems were implemented at the Company’s three merchandise distribution centers, increasing supply chain visibility, improving productivity and reducing operating costs. We completed the implementation of labor scheduling and automated store signing systems, and completed upgrades to our merchandising, private brand and sales promotion systems. In 2009, additional stores were updated with an advanced point-of-sale system; we expect to install this advanced point-of-sale system in the remaining stores prior to the 2010 holiday selling season. A merchandise returns management system was implemented in 204 stores, reducing fraudulent return activity and providing additional insight into customer return behavior. The Company completed the upgrade and consolidation of its telecommunications network, improving capacity, incorporating advanced cellular backup communications capability and reducing overall costs. We continued our investments in security systems and maintained our compliance certification with Payment Card Industry (PCI) Data Security Standards for the protection of customer information.

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

We utilize electronic data interchange (EDI) technology with most vendors, which is designed to move merchandise onto the selling floor quickly and cost-effectively by allowing vendors to deliver merchandise pre-labeled for individual store locations. In addition, we utilize high-speed automated conveyor systems in our distribution facilities to scan bar coded labels on incoming cartons of merchandise and direct cartons to the proper processing areas. Most of our merchandise is unloaded in the receiving area and immediately “cross-docked” to the shipping dock for delivery to the stores. Certain processing areas are staffed with personnel equipped with hand-held radio frequency terminals that can scan a vendor’s bar code and transmit the necessary information to a computer to record merchandise on hand. We utilize third-party carriers to distribute our merchandise to our stores.

The majority of our merchandise is held in our stores. We closely monitor the inventory levels and assortments in our stores to facilitate reorder and replenishment decisions, satisfy customer demand and maximize sales. Our business follows a seasonal pattern; merchandise inventories fluctuate with seasonal variations, reaching their highest level in October or November in advance of the holiday season.

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

In 2010, we expect capital expenditures to total approximately $50 million, net of approximately $7 million of landlord contributions. As part of our focus on continually improving our store base, capital will be employed for remodels of certain stores and on-going store upgrades. We are focused on maintaining the quality of our stores and our brand equity while prudently limiting expenditures in response to current economic conditions. In 2010, we do not plan to open any new stores.

We believe capital investments for information technology are necessary to support our business strategies. We are continually upgrading our information systems to improve efficiency and productivity. Included in the 2010 capital budget are expenditures for numerous information technology projects, most notably efforts to implement an advanced point-of-sale system in all of our stores.

Associates

As of March 26, 2010, we had approximately 27,600 full-time and part-time associates. We employ additional part-time associates during peak selling periods. We believe that our relationship with our associates is good.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available without charge on our website, www.bonton.com, as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission (“SEC”).

We also make available on our website, free of charge, the following documents:

•	Audit Committee Charter

•	Human Resources and Compensation Committee Charter

•	Governance and Nominating Committee Charter

•	Code of Ethical Standards and Business Practices

Executive Officers

The following table sets forth certain information regarding our executive officers as of March 26, 2010:

NAME	AGE	POSITION

Tim Grumbacher	70	Executive Chairman of the Board of Directors
Byron L. Bergren	63	President and Chief Executive Officer and Director
Anthony J. Buccina	59	Vice Chairman, President — Merchandising
Stephen R. Byers	56	Vice Chairman — Stores, Visual, Construction, Real Estate, Distribution & Logistics, Loss Prevention
Dennis R. Clouser	57	Executive Vice President — Human Resources, Corporate Procurement & Operations and Information Services
Keith E. Plowman	52	Executive Vice President — Finance; Chief Financial Officer and Principal Accounting Officer
Barbara J. Schrantz	51	Executive Vice President — Sales Promotion and Marketing

Mr. Grumbacher has been Executive Chairman of the Board of Directors since February 2005. He served as Chairman of the Board of Directors from August 1991 to February 2005. He was Chief Executive Officer from 1985 to 1995 and from June 2000 to August 2004. From 1977 to 1989 he was President.

Mr. Bergren has been President and Chief Executive Officer since August 2004. He joined the Company in November 2003 in conjunction with our acquisition of The Elder-Beerman Stores Corp. (“Elder-Beerman”), and served as Vice Chairman and President and Chief Executive Officer of Elder-Beerman from February 2002 through August 2004.

Mr. Buccina was appointed Vice Chairman, President — Merchandising in June 2006. He joined the Company in April 2006 in conjunction with our acquisition of the 142 stores which comprised the Northern Department Store Group (“NDSG”) from Saks Incorporated, serving as President and Chief Merchandising Officer of NDSG from April 2006 to June 2006. Prior to that time, he had served as President — Head Merchant of NDSG for more than five years.

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

Ms. Schrantz has been Executive Vice President — Sales Promotion and Marketing since March 2009. Prior to that, she served as Executive Vice President — Stores and Visual since March 2008. She served as Senior Vice President — Merchandise Planning and Internet Marketing from September 2006 to February 2008, and as Senior Vice President — Product Development and Private Brand from September 2005 to August 2006. Before joining the Company, Ms. Schrantz held various merchandising posts of increasing responsibility, including Senior Vice President/General Merchandise Manager, at the 53-store Proffitts/McRae’s division of Saks Incorporated for more than five years.

Item 1A.	Risk Factors

Cautionary Statements Relating to Forward-Looking Information

We have made, in this Annual Report on Form 10-K, forward-looking statements relating to developments, results, conditions or other events we expect or anticipate will occur. These statements may relate to revenues, earnings, store openings, business strategy, general economic conditions, market conditions and the competitive environment. The words “believe,” “may,” “might,” “will,” “estimate,” “intend,” “expect,” “anticipate,” “plan” and similar expressions as they relate to the Company, or future or conditional verbs, such as “will,” “should,” “would,” “may” and “could,” are intended to identify forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s then-current views and assumptions and we undertake no obligation to update them. Forward-looking statements are subject to risks and uncertainties, and actual results may differ materially from those projected. The reader is cautioned not to place undue reliance on any such forward-looking statements.

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

In addition, given the weak global markets, vendors and factors may seek assurances to protect against non-payment of amounts due them. If we experience declining operating performance, and if we experience severe liquidity challenges, vendors and factors may demand that we accelerate our payment for their products. These demands could have a significant adverse impact on our operating cash flow and result in a severe diminishment of our liquidity. Under such circumstances, borrowings under our existing credit facility could reach maximum levels, in which case we would take actions to obtain additional liquidity. However, there can be no assurance that we would be successful in obtaining such additional liquidity. As a result, we may not be able to meet our obligations as they become due. In addition, if our vendors are unable to access liquidity or become insolvent, they could be unable to supply us with product or continue with their support of our advertising and promotional programs. Any such disruptions could negatively impact our ability to acquire merchandise or obtain vendor allowances in support of our advertising and promotional programs, which in turn could have a material adverse impact on our business, operating results, financial condition or cash flow.

Our substantial debt could adversely affect our financial condition.

As of January 30, 2010, we had total debt of approximately $1.0 billion, which is subject to restrictions and financial covenants. This could have important consequences to our investors. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to borrow money or sell equity to fund future working capital requirements, capital expenditures, debt service requirements and other general corporate requirements;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing our ability to use our cash flow for other purposes, including capital expenditures;

•	limit our flexibility in planning for, or reacting to, changes in our business and the retail industry;

•	make it more difficult for us to meet our debt service obligations in the event there is a substantial increase in interest rates because the debt under our senior secured credit facility and term loan bear interest at fluctuating rates;

•	restrict our ability to make certain types of investments, pay dividends, or sell all of our assets or merge or consolidate with another company; and

•	place us at a competitive disadvantage compared with our competitors that have less debt.

Our ability to service our debt depends upon, among other things, our ability to replenish inventory at competitive prices and terms, generate sales and maintain our stores. If we do not generate sufficient cash from our operations to service our debt obligations, we will need to take one or more actions, including refinancing our debt, obtaining additional financing, selling assets, obtaining additional equity capital, or reducing or delaying capital expenditures. We cannot be certain that our cash flow will be sufficient to allow us to pay the principal and interest on our debt and meet our other obligations. Debt under our senior secured credit facility and term loan bear interest at a floating rate, a portion of which is offset by fixed-rate swap derivatives. Accordingly, changes in prevailing interest rates may affect our ability to meet our debt service obligations. A higher interest rate on our debt would adversely affect our operating results. If we are unable to meet our debt service obligations or if we default under our credit facilities, our lenders could elect to declare all borrowings outstanding, together with accumulated and unpaid interest and other fees, immediately due and payable, which would have a material adverse effect on our business, financial condition and results of operations.

Our discretion in some matters is limited by the restrictions contained in our senior secured credit facility, term loan and mortgage loan facility agreements and in the indenture that governs our senior unsecured notes, and any default on our senior secured credit facility, term loan, mortgage loan facility or the indenture that governs the senior unsecured notes could harm our business, profitability and growth prospects.

The agreements that govern our senior secured credit facility, term loan and mortgage loan facility, and the indenture that governs our senior unsecured notes, contain a number of covenants that limit the discretion of our management with respect to certain business matters and may impair our ability to respond to changing business and economic conditions. The senior secured credit facility, the term loan, the mortgage loan facility and the indenture, among other things, restrict our ability to:

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

Our senior secured credit facility and term loan contain a financial covenant that requires the minimum excess availability under the senior secured credit facility be at least $75.0 million at all times. Our ability to borrow funds for any purpose depends on our satisfying this requirement.

If we fail to comply with the financial covenant or the other restrictions contained in our senior secured credit facility, term loan, mortgage loan facility or the indenture that governs our senior unsecured notes, an event of default would occur. An event of default could result in the acceleration of our debt due to the cross-default provisions within our debt agreements. If the debt is accelerated, we would not have, and may not be able to obtain, sufficient funds to repay our debt, which could have a material adverse effect on our business, financial condition and results of operations.

Changes in the terms of our proprietary credit card program, including as a result of the CARD Act, could have an adverse effect on our operations.

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

The Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) mandates fundamental changes to many credit card business practices, including marketing, underwriting, pricing and billing. At this time, it is difficult to assess the impact of the provisions of the CARD Act on our agreement with HSBC. The changes could make it more difficult for HSBC to extend credit to our customers and collect payments, which could have a material adverse effect on our results of operations.

Our pension costs could increase at a higher than anticipated rate.

Significant changes in interest rates, decreases in the fair value of plan assets and investment losses on plan assets have affected and could further affect the funded status of our plans and could increase future funding requirements of the pension plans. A significant increase in future funding requirements could have a negative impact on our cash flow, financial condition and results of operations.

While we are not required to make any mandatory contributions to the defined benefit pension plan in 2010, the funded status of this plan and the related cost reflected in our financial statements are affected by various factors that are subject to an inherent degree of uncertainty, particularly in the current economic environment. Under the Pension Protection Act of 2006, losses of asset values may necessitate increased funding of the defined benefit pension plan in the future to meet minimum federal government requirements. Downward pressure on the asset values of the defined benefit pension plan may require us to fund obligations earlier than we forecasted, which would have a negative impact on cash flows from operations.

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

A majority of our merchandise is manufactured outside of the United States. Political instability or other events resulting in the disruption of trade from the countries where our merchandise is manufactured or the imposition of additional regulations relating to, or duties upon, the merchandise we import could cause significant delays or interruptions in the supply of our merchandise or increase our costs. If we are forced to source merchandise from other countries, those goods may be more expensive than, or of inferior quality to, the merchandise we now sell. If we are unable to adequately replace the merchandise we currently source with merchandise produced elsewhere, our business, financial condition and results of operations could be adversely affected.

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

Our success depends to a significant degree upon the continued contributions of our executive officers and other key personnel, both individually and as a group. Our future performance will be substantially dependent on our ability to retain or replace our executive officers and key personnel and our inability to retain or replace our executive officers and key personnel could prevent us from executing our business strategy.

The ownership and leasing of significant amounts of real estate expose us to possible liabilities.

We currently own or lease 278 stores, which subjects us to the risks associated with owning and leasing real estate. In particular, because of changes in the investment climate for real estate, the value of a property could decrease, and its operating costs could increase. Store leases generally require us to pay a fixed minimum rent and a variable amount based on a percentage of sales at that location. These leases generally do not allow for termination prior to the end of the lease term without economic consequences. If a store is not profitable and we make the decision to close it, we may remain committed to perform certain obligations under the lease, including the payment of rent, for the balance of the lease term. In addition, as each of the leases expires, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. If an existing owned store is not profitable and we make the decision to close it, we may be required to record an impairment charge and/or exit costs associated with the closing of that store. In addition, lease or other obligations may restrict our right to cease operations of an unprofitable owned or leased store, which may cause us to continue to operate the location at a loss. A decline in real estate values could also have an adverse effect on our borrowing availability under our senior secured credit facility.

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

The declining financial condition of some shopping mall operators could adversely impact our stores.

Many shopping mall operators have been severely impacted by the global economic downturn. As the great majority of our stores are located in malls, we are dependent upon the continued popularity of malls as a shopping destination for our customers. The continuation of the economic slowdown in the United States could impact shopping mall operators’ financial ability to develop new shopping malls and properly maintain existing shopping malls, which could adversely affect our sales. In addition, the consolidation of ownership of shopping malls through the merger or acquisition of large shopping mall operators may give landlords increased leverage in lease negotiations and adversely affect our ability to control our lease costs.

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

mandatory or voluntary product recalls related to our private brand offerings; our ability to successfully protect our proprietary rights in our exclusive offerings; and risks associated with overseas sourcing and manufacturing. In addition, damage to the reputation of our private brand trade names may generate negative customer sentiment. Our failure to adequately address some or all of these risks could have a material adverse effect on our business, results of operations and financial condition.

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

New legal requirements could make our business operations more costly.

Our results of operations could be adversely affected by new legal requirements, including the newly enacted U.S. health care law and potential global and domestic greenhouse gas emission requirements and other environmental legislation and regulations. The financial impact of these new legal requirements cannot be determined with certainty. New laws or regulations may result in increased direct costs to us for compliance or may cause our vendors to raise prices to us because of increased compliance costs or reduced availability of raw materials.

Failure to successfully maintain and update information technology systems and enhance existing systems may adversely affect our business.

To keep pace with changing technology, we must continuously provide for the design and implementation of new information technology systems and enhancements of our existing systems. Any failure to adequately maintain and update the information technology systems supporting our sales operations or inventory control could prevent us from processing and delivering merchandise, which could adversely affect our business, financial condition and results of operations.

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

We currently operate 278 stores in 23 states, encompassing approximately 26 million square feet. We own 32 stores, have ground leases on eight stores, and lease 238 stores.

We operate under eight nameplates, as follows:

Nameplate	Stores	States

Bon-Ton	69	Connecticut, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, West Virginia
Elder-Beerman	56	Illinois, Indiana, Kentucky, Michigan, Ohio, West Virginia, Wisconsin
Younkers	49	Illinois, Iowa, Michigan, Minnesota, Nebraska, South Dakota, Wisconsin
Herberger’s	40	Colorado, Iowa, Minnesota, Montana, Nebraska, North Dakota, South Dakota, Wisconsin, Wyoming
Carson Pirie Scott	34	Illinois, Indiana
Boston Store	14	Wisconsin
Bergner’s	13	Illinois
Parisian	3	Michigan

Our corporate headquarters are located in York, Pennsylvania where the majority of our administrative and sales support functions reside and in Milwaukee, Wisconsin where our merchandising and marketing functions are located. We own a distribution center located in Rockford, Illinois, and we lease two distribution centers located in Allentown, Pennsylvania and Fairborn, Ohio. We have a furniture warehouse attached to each of our Naperville, Illinois and Dayton, Ohio stores.

Item 3.	Legal Proceedings

We are party to legal proceedings and claims that arise during the ordinary course of business. In the opinion of management, the ultimate outcome of any such litigation and claims will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Item 4.	Reserved

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	2009		2008
	High	Low	High	Low

1st Quarter	$3.25	$1.00	$10.50	$4.85
2nd Quarter	5.11	2.30	10.11	4.57
3rd Quarter	9.62	3.47	6.28	1.52
4th Quarter	14.47	8.15	2.49	0.76

On March 26, 2010, we had 247 shareholders of record of common stock and four shareholders of record of Class A common stock.

Pursuant to our senior secured credit facility agreement, as amended December 4, 2009, any dividends paid may not exceed $5.0 million in any year or $20.0 million during the term of the agreement, which expires June 4, 2013; however, additional dividends may be paid subject to meeting other requirements. Pursuant to our term loan agreement dated November 18, 2009, any dividends paid may not exceed $5.75 million in any year or $23.0 million during the term of the agreement, which expires November 18, 2013; however, additional dividends may be paid subject to meeting other requirements. In addition, pursuant to the indenture that governs our senior unsecured notes, any dividends paid may not exceed $0.24 per share in any year. No dividends were declared in 2009. We paid $0.05 per share on Class A common stock and common stock in the first three quarters of 2008. The dividend of $0.05 per share on Class A common stock and common stock declared in the fourth quarter of 2008 was paid in the first quarter of 2009. While a dividend was not declared at its last meeting on March 15, 2010, our Board of Directors may consider dividends in subsequent periods as it deems appropriate.

STOCK PERFORMANCE GRAPH

The following graph compares the yearly percentage change in the cumulative total shareholder return on the Company’s common stock from January 29, 2005 through January 30, 2010, and the cumulative total return on the Center for Research in Security Prices Total Return Index for The NASDAQ Stock Market (U.S. Companies) and the NASDAQ Retail Trade Stocks Index during such period. The comparison assumes $100 was invested on January 29, 2005 in the Company’s common stock and in each of the foregoing indices and assumes the reinvestment of any dividends.

DATE	NASDAQ	NASDAQ RETAIL	BON-TON
1/29/05	100.00	100.00	100.00
1/28/06	113.92	108.43	137.79
2/3/07	122.80	119.14	243.53
2/2/08	118.58	105.40	50.35
1/31/09	58.40	67.81	9.41
1/30/10	84.43	100.58	62.32

Item 6.	Selected Financial Data

	2009		2008		2007		2006		2005

	(In thousands except share, per share, comparable stores data and number of stores)
Statement of Operations Data (1) (2) (3):		%		%		%		%		%

Net sales	$2,959,824	100.0	$3,129,967	100.0	$3,365,912	100.0	$3,362,279	100.0	$1,287,170	100.0

Other income	75,113	2.5	95,448	3.0	102,657	3.0	93,531	2.8	20,425	1.6

Gross profit	1,097,632	37.1	1,095,007	35.0	1,215,781	36.1	1,243,517	37.0	464,999	36.1

Selling, general and administrative expenses	963,639	32.6	1,033,525	33.0	1,066,663	31.7	1,056,472	31.4	407,145	31.6

Depreciation and amortization	111,635	3.8	117,382	3.8	117,055	3.5	100,266	3.0	27,245	2.1

Amortization of lease-related interests	4,866	0.2	4,866	0.2	4,978	0.1	3,720	0.1	839	0.1

Goodwill impairment	—	—	17,767	0.6	—	—	—	—	—	—

Other impairment charges	5,883	0.2	25,905	0.8	4,070	0.1	2,923	0.1	—	—

Income (loss) from operations	86,722	2.9	(8,990)	(0.3)	125,672	3.7	173,667	5.2	50,195	3.9

Interest expense, net	98,808	3.3	97,847	3.1	108,165	3.2	107,143	3.2	12,052	0.9

(Loss) income before taxes	(12,086)	(0.4)	(106,837)	(3.4)	17,507	0.5	66,524	2.0	38,143	3.0

Income tax (benefit) provision(4)	(8,031)	(0.3)	63,093	2.0	5,945	0.2	19,641	0.6	12,129	0.9

Net (loss) income	(4,055)	(0.1)	(169,930)	(5.4)	11,562	0.3	46,883	1.4	26,014	2.0

Per share amounts -

Basic:

Net (loss) income	$(0.24)		$(10.12)		$0.67		$2.75		$1.56

Diluted:

Net (loss) income	$(0.24)		$(10.12)		$0.67		$2.73		$1.54

Cash dividends declared per share	$—		$0.20		$0.20		$0.10		$0.10

Balance Sheet Data (at end of period)(3):

Working capital	$365,933		$424,437		$426,451		$402,414		$143,119

Total assets	1,722,007		1,821,321		2,067,631		2,134,799		561,343

Long-term debt, including capital leases	1,016,720		1,148,768		1,147,058		1,189,625		42,515

Shareholders’ equity	141,756		134,177		363,061		346,396		292,094

Selected Operating Data:

Total sales change	(5.4)%		(7.0)%		0.1%		161.0%		(1.8)%

Comparable stores sales change(5)	(5.4)%		(7.4)%		(6.5)%		(2.7)%		(1.6)%

Comparable stores data(5):

Sales per selling square foot	$135		$141		$117		$125		$128

Selling square footage	21,763,000		21,829,000		9,478,000		9,819,000		10,069,000

Capital expenditures	$32,346		$84,810		$109,659		$95,209		$28,159

Number of stores:

Beginning of year	281		280		283		137		141

Additions(6)	—		2		2		147		—

Closings	(3)		(1)		(5)		(1)		(4)

End of year	278		281		280		283		137

(1)	2006 includes operations of NDSG for the period from March 5, 2006 through February 3, 2007.

(2)	2006 reflects the 53 weeks ended February 3, 2007. All other periods presented include 52 weeks.

(3)	Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications did not impact the Company’s net income for any of the years presented.

(4)	2009 reflects an income tax benefit adjustment of $6,340 related to a deferred tax asset valuation allowance release associated with implementation of tax carry-back provisions available under legislation enacted in 2009, partially offset by certain other valuation allowance increases; 2008 reflects an increase to the provision of $108,495 for a charge relating to a deferred tax valuation allowance and a decrease to the provision of $7,038 resulting from a statute-of-limitations expiration.

(5)	Comparable stores data (sales change, sales per selling square foot and selling square footage) reflects stores open for the entire current and prior fiscal year. 2007 and prior years’ comparable stores data do not include NDSG.

(6)	Includes the addition of 142 stores pursuant to the acquisition of NDSG and four stores from Belk, Inc. during 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

We compete in the department store segment of the U.S. retail industry. Founded in 1898, the Company is one of the largest regional department store operators, offering a broad assortment of brand-name fashion apparel and accessories for women, men and children as well as cosmetics, home furnishings and other goods. We currently operate 278 stores in 23 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson Pirie Scott, Elder-Beerman, Herberger’s and Younkers nameplates and, in the Detroit, Michigan area, under the Parisian nameplate, encompassing a total of approximately 26 million square feet. The Company had net sales of $3.0 billion in 2009.

Economic Factors and Company Performance

Since September 2008, the U.S. economy has experienced, among other things, significant increases in unemployment, flat-to-falling consumer income levels, a tightening of credit availability and general reduction in household wealth. The challenging credit markets and economic weakness and uncertainty have led to a substantial deterioration in consumer confidence and, we believe, consumer spending, impacting us as well as most other companies in our industry.

During 2009, in light of the macroeconomic decline that adversely impacted our sales, we continued to focus on adjusting our cost structure and improving liquidity. We implemented inventory management and cost-reduction initiatives to appropriately size our business and improve our financial performance; benefits realized from these measures included increased gross profit dollars and decreased SG&A expenses. Our improved performance contributed to increased cash flows from operations, which enabled us to significantly reduce our debt.

We are cautiously optimistic about the economic environment for 2010. We will continue to focus on sales and marketing initiatives to positively impact our sales performance, particularly when economic conditions improve, as well as assessing options to further reduce our cost structure. Assumptions in our 2010 projections include:

•	a comparable store sales performance ranging from flat to a 2.0% increase;

•	a gross margin rate of 37.1%, consistent with the 2009 rate;

•	a reduction of $20.0 million to $25.0 million in our SG&A expenses; and

•	an effective tax rate of 0%.

New and Amended Credit Facilities

In an effort to provide the Company with increased liquidity to support our growth, on November 18, 2009, we entered into a $75.0 million Second Lien Term Loan Credit Facility (the “Term Loan Facility”), which will mature on November 18, 2013. Proceeds from the transaction were used to increase liquidity by paying a portion of the outstanding borrowings under our Loan and Security Agreement (the “2006 Revolving Credit Facility”) and to pay related fees and expenses. See “Liquidity and Capital Resources,” below, and Note 9 in the Notes to Consolidated Financial Statements for further discussion.

On December 4, 2009, we entered into a $675.0 million 3.5-year senior secured Amended and Restated Loan and Security Agreement (the “Amended Revolving Credit Facility”), which will expire on June 4, 2013. The Amended Revolving Credit Facility replaced our existing $800.0 million asset-based 2006 Revolving Credit Facility, which was scheduled to mature on March 6, 2011. The proceeds of the Amended Revolving Credit Facility were used to pay the outstanding balance under the 2006 Revolving Credit Facility and will be used for other general corporate purposes. See “Liquidity and Capital Resources,” below, and Note 9 in the Notes to Consolidated Financial Statements for further discussion.

Results of Operations

The following table summarizes changes in our selected operating indicators, illustrating the relationship of various income and expense items to net sales for each year presented (components may not add or subtract to totals because of rounding):

	Percent of Net Sales
	2009	2008	2007

Net sales	100.0%	100.0%	100.0%

Other income	2.5	3.0	3.0

	102.5	103.0	103.0

Costs and expenses:
Costs of merchandise sold	62.9	65.0	63.9
Selling, general and administrative	32.6	33.0	31.7
Depreciation and amortization	3.8	3.8	3.5
Amortization of lease-related interests	0.2	0.2	0.1
Goodwill impairment	—	0.6	—
Other impairment charges	0.2	0.8	0.1

Income (loss) from operations	2.9	(0.3)	3.7
Interest expense, net	3.3	3.1	3.2

(Loss) income before income taxes	(0.4)	(3.4)	0.5
Income tax (benefit) provision	(0.3)	2.0	0.2

Net (loss) income	(0.1)%	(5.4)%	0.3%

2009 Compared with 2008

Net sales:  Net sales in 2009 were $2,959.8 million, a decrease of 5.4% from $3,130.0 million in 2008. Comparable store sales decreased 5.4% from the prior year. We believe sales were depressed throughout the year primarily due to wavering consumer confidence and numerous economic factors that negatively impacted consumers’ discretionary spending. Additionally, due to inventory management efforts, there was significantly less clearance inventory throughout 2009 compared with the prior year, further challenging sales.

The best performing merchandise categories in the period were Moderate Sportswear (included in Women’s Apparel) and Accessories. Sales in Moderate Sportswear have benefited from what we believe is a shift in our customers’ spending patterns in response to the economic situation in 2009 as our moderate offerings provide the value our customers are seeking. Sales increases in Accessories also reflect favorable customer response to trend-right, value-priced private brand and branded product. Similar success in sales of moderate goods was achieved throughout all families of business.

The poor performances of Better Sportswear (included in Women’s Apparel) and Furniture (included in Home) also suggest our customers are spending their limited discretionary dollars on more moderately-priced merchandise. Better Sportswear was the most difficult business in

Women’s Apparel in 2009, as economic conditions and the loss of several key branded vendors challenged sales. Furniture sales continue to be adversely impacted by the difficult housing market and continued deterioration in consumer spending for bigger ticket items.

Other income:  Other income, which includes income from revenues received under our credit card program agreement with HSBC, leased departments and other customer revenues, was $75.1 million, or 2.5% of net sales, in 2009 as compared with $95.4 million, or 3.0% of net sales, in 2008. The decrease was primarily due to reduced sales volume and reduced income associated with our proprietary credit card program. Proprietary credit card income decreased as a result of lower sales volume as well as an amendment to the credit card program agreement with HSBC. Other income was reduced by $9.0 million in 2009 pursuant to the amended agreement with HSBC which revises the compensation the Company receives for certain types of credit sales and provides that the Company and HSBC will share certain losses associated with the credit card program. See Note 19 in the Notes to Consolidated Financial Statements.

Costs and expenses:  Despite the decrease in sales volume, we effectively managed our inventory throughout the year such that gross margin dollars increased $2.6 million to $1,097.6 million in 2009, compared with $1,095.0 million in 2008. The increase in gross margin dollars reflects an improvement in the gross margin rate of 210 basis points, primarily due to a reduction in the net markdown rate. Gross margin as a percentage of sales increased to 37.1% in the current year from 35.0% in the prior year.

SG&A expense decreased $69.9 million to $963.6 million in 2009 as compared with $1,033.5 million in 2008, reflecting the successful execution of our cost savings initiatives. The decrease primarily resulted from expense reductions in payroll and advertising in response to our sales trend. The expense rate in 2009 decreased 50 basis points to 32.6% of net sales, compared with 33.0% in 2008.

Depreciation and amortization expense and amortization of lease-related interests decreased $5.7 million, to $116.5 million in 2009 from $122.2 million in 2008, primarily due to the reduced asset base resulting from significant asset impairment charges recorded in the fourth quarter of 2008 and reduced capital expenditures.

In the second quarter of 2008, we recorded a non-cash charge of $17.8 million to fully impair our goodwill. See Notes 1 and 3 in the Notes to Consolidated Financial Statements.

In 2009, we recorded $5.7 million of non-cash asset impairment charges which resulted in a reduction in the carrying amount of certain store and distribution center properties. We recorded charges of $17.9 million for similar asset impairments in 2008. See Notes 1 and 2 in the Notes to Consolidated Financial Statements.

In 2009, we recorded non-cash impairment charges of $0.2 million related to the reduction in the value of two indefinite-lived private label brand names. In 2008, we recorded impairment charges of $8.1 million related to the reduction in the value of four indefinite-lived trade names and two indefinite-lived private label brand names. See Notes 1 and 3 in the Notes to Consolidated Financial Statements.

Income (loss) from operations:  Income from operations in 2009 was $86.7 million, or 2.9% of net sales, as compared with a loss from operations of $(9.0) million, or (0.3)% of net sales, in 2008.

Interest expense, net:  Net interest expense in 2009 was $98.8 million, or 3.3% of net sales, as compared with $97.8 million, or 3.1% of net sales, in 2008. The $1.0 million increase primarily reflects interest expense associated with interest rate swaps and the new term loan, deferred fees as a result of the amended and new credit facilities and the ineffectiveness of the interest rate swaps, partially offset by decreased borrowing levels and reduced interest rates in the first three quarters of 2009.

Income tax (benefit) provision:  An income tax benefit of $(8.0) million was recorded in 2009, primarily due to deferred tax asset valuation allowance releases associated with implementation of the carry-back provisions of The Worker, Homeownership, and Business Assistance Act of 2009. This compares favorably with an income tax provision of $63.1 million in 2008. The 2008 income tax provision includes an unfavorable $108.5 million tax expense adjustment in the fourth quarter of 2008 pursuant to establishment of an additional valuation allowance against our deferred tax assets and a favorable $7.0 million tax benefit adjustment in the third quarter of 2008 related to expiration of certain exposures.

Net loss:  The net loss in 2009 was $4.1 million, or 0.1% of net sales, as compared with a net loss of $169.9 million, or 5.4% of net sales, in 2008.

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

Other income:  Other income, which includes income from revenues received under our credit card program agreement with HSBC, leased departments and other customer revenues, was $95.4 million, or 3.0% of net sales, in 2008 as compared with $102.7 million, or 3.0% of net sales, in 2007. The decrease primarily reflects reduced sales volume in 2008.

Costs and expenses:  Gross margin dollars in 2008 were $1,095.0 million as compared with $1,215.8 million in 2007, a decrease of $120.8 million. The decrease in gross margin dollars reflects the reduced sales volume and a decrease in the gross margin rate. Gross margin as a percentage of sales decreased 110 basis points to 35.0% in 2008 from 36.1% in 2007. The decrease in the gross margin rate primarily reflects an increased net markdown rate in response to the challenging economic environment.

SG&A expense in 2008 was $1,033.5 million as compared with $1,066.7 million in 2007, a decrease of $33.1 million. The decrease primarily resulted from expense reductions in payroll, benefits and advertising in response to our sales trend. Other expense reductions were due to increased efficiencies in operations and 2007 store closing expenses. Despite the expense savings, the expense rate in 2008 increased 130 basis points to 33.0% of net sales, compared with 31.7% in 2007, due to the reduced sales volume.

In 2008, depreciation and amortization expense and amortization of lease-related interests increased $0.2 million, to $122.2 million, from $122.0 million in 2007.

We recorded a non-cash goodwill impairment charge of $17.8 million in the second quarter of 2008. Based upon our review, the fair value of our single reporting unit, estimated using a combination of our common stock trading value as of the end of the second quarter of 2008, a discounted cash flow analysis and other generally accepted valuation methodologies, was less than the carrying amount. There was no such charge in 2007. See Notes 1 and 3 in the Notes to Consolidated Financial Statements.

In the fourth quarter of 2008, we recorded $17.9 million of non-cash asset impairment charges which resulted in a reduction in the carrying amount of certain store properties. We recorded charges of $2.7 million for asset impairments in 2007. See Notes 1 and 2 in the Notes to Consolidated Financial Statements.

In the fourth quarter of 2008, a review was completed of the value of certain intangible assets. As a result of our assessment, we recorded non-cash asset impairment charges of $8.1 million related to the reduction in the value of four indefinite-lived trade names and two indefinite-lived private label brand names. In 2007, we recorded impairment charges of $1.3 million related to the reduction in the value of two indefinite-lived private label brand names. See Notes 1 and 3 in the Notes to Consolidated Financial Statements.

(Loss) income from operations:  The loss from operations in 2008 was $(9.0) million, or (0.3)% of net sales, as compared with income from operations of $125.7 million, or 3.7% of net sales, in 2007.

Interest expense, net:  Net interest expense in 2008 was $97.8 million, or 3.1% of net sales, as compared with $108.2 million, or 3.2% of net sales, in 2007. The $10.3 million decrease primarily reflects decreased borrowing levels and reduced interest rates in 2008 and $1.0 million of expense incurred for the early extinguishment of debt in 2007.

Income tax provision:  The income tax provision reflects an effective tax rate of (59.1)% in 2008, compared with 34.0% in 2007. The 2008 income tax provision includes an unfavorable $108.5 million tax expense adjustment in the fourth quarter of 2008 pursuant to establishment of an additional valuation allowance against our deferred tax assets and a favorable $7.0 million tax benefit adjustment in the third quarter of 2008 related to expiration of certain exposures.

Net (loss) income:  Net loss in 2008 was $(169.9) million, or (5.4)% of net sales, as compared with net income of $11.6 million, or 0.3% of net sales, in 2007.

Liquidity and Capital Resources

At January 30, 2010, we had $18.9 million in cash and cash equivalents and $358.2 million available under our Amended Revolving Credit Facility (before taking into account the minimum borrowing availability of $75.0 million). We generated significant operating cash flow in 2009, allowing us to reduce our debt by $128.3 million, or 11.1%, and invest in business initiatives.

In anticipation of economic uncertainty in 2010, we will continue our focus on effective cash management and maintaining a strong balance sheet with ample liquidity. We have identified further opportunities for expense reductions and will continue to control inventory levels in order to benefit our working capital needs. We anticipate these actions will positively impact our 2010 cash flow.

Typically, cash flows from operations are impacted by consumer confidence, weather in the geographic markets served by the Company, and economic and competitive conditions existing in the retail industry; a downturn in any single factor or a combination of factors could have a material adverse impact upon our ability to generate sufficient cash flows to operate our business. While the current economic uncertainty affects our assessment of short-term liquidity, we consider our resources (cash flows from operations supplemented by borrowings under the credit facility) adequate to satisfy our 2010 cash needs. While there can be no assurances, management believes there should be sufficient liquidity to cover our short-term funding needs.

The following table summarizes material measures of our liquidity and capital resources:

	January 30,	January 31,	February 2,
(Dollars in millions)	2010	2009	2008

Working capital	$365.9	$424.4	$426.5
Current ratio	1.91:1	2.13:1	1.96:1
Debt to total capitalization(1)	0.88:1	0.90:1	0.76:1
Unused availability under lines of credit(2)	$358.2	$268.7	$351.0

(1)	Debt includes obligations under capital leases. Total capitalization includes shareholders’ equity and debt.

(2)	Subject to a minimum borrowing availability covenant of $75.0 million.

Our primary sources of working capital are cash flows from operations and borrowings under our revolving credit facility. Our business follows a seasonal pattern; working capital fluctuates with seasonal variations, reaching its highest level in October or November to fund the purchase of merchandise inventories prior to the holiday season. The seasonality of our business historically provides greatest cash flow from operations during the holiday season, with fourth fiscal quarter net sales generating the strongest profits of our fiscal year. As holiday sales significantly reduce inventory levels, this reduction, combined with net income, historically provides us with strong cash flow from operations at the end of our fiscal year.

Decreases in working capital and the current ratio in 2009, as compared with 2008, largely reflect a prior year federal income tax receivable of $32.7 million included within prepaid expenses and other current assets as well as current year increases in accounts payable (as a result of the timing of merchandise receipts) and accrued payroll and benefits (due to 2009 accruals for performance incentives and company matching retirement contributions). The decrease in debt to total capitalization reflects cash flow generated in 2009 utilized to reduce debt levels. The increase in unused availability under lines of credit as compared with the prior year primarily reflects decreases in direct borrowings and letters of credit. Borrowings under our revolving credit facility have decreased due to our improved operating performance, reduced capital expenditures and the impact of the Term Loan Facility entered into in 2009, which enabled us to increase liquidity by paying a portion of the outstanding borrowings under the 2006 Revolving Credit Facility.

Working capital levels decreased minimally between 2008 and 2007. The increase in the current ratio in 2008, as compared with 2007, primarily reflects proportionately larger decreases in current liabilities as compared with current assets, principally due to reduced accrued liabilities relating to benefits. The increase in debt to total capitalization is largely due to the significant decrease in shareholders’ equity in 2008, the result of the net loss for the period and a decline in the funded status of the Company’s defined benefit pension plans. The decrease in unused availability under lines of credit as compared with 2007 reflects decreased availability primarily due to reduced inventory levels and increased documentary letters of credit to support the purchasing of inventory.

Cash provided by (used in) our operating, investing and financing activities is summarized as follows:

(Dollars in millions)	2009	2008	2007

Operating activities	$194.0	$94.2	$135.6
Investing activities	(32.2)	(84.5)	(106.9)
Financing activities	(162.6)	(11.3)	(32.1)

The increase in net cash provided by operating activities in 2009, as compared with 2008, primarily reflects improvement in our business performance, resulting in the significant reduction to the current year loss, partially offset by decreased non-cash charges. Additionally, analysis of working capital changes in the periods is impacted by the current year cash receipt of a prior year $32.7 million income tax receivable. The decrease in net cash provided by operating activities in 2008, as compared with 2007, largely reflects a decrease in business performance, resulting in the 2008 loss (compared with 2007 income), partially offset by increased non-cash charges such as depreciation and amortization; impairment charges for long-lived assets, intangible assets and goodwill; and the increase in the valuation allowance against deferred tax assets.

We invested $32.3 million, $84.8 million and $109.7 million in capital expenditures (not reduced by landlord contributions) in 2009, 2008 and 2007, respectively. These investments were for the opening, expanding and remodeling of stores and investments in information technology. In 2009 and 2008, we significantly reduced our capital expenditures in response to economic conditions. In light of the continued uncertainty about the extent or continuation of these conditions, we remain focused on limiting capital expenditures to those projects that are either necessary for business operations or have an attractive expected rate of return. We expect capital expenditures to total approximately $50 million (net of approximately $7 million of landlord contributions) in 2010. Continued investment in information technology represents a significant portion of our planned capital expenditures.

The increase in net cash used in financing activities in 2009, as compared with 2008, primarily reflects utilization of cash flow to reduce debt in 2009. The decrease in net cash used in financing activities in 2008, as compared with 2007, primarily reflects net payments made to reduce debt in 2007, the result of increased operating cash flows in that year.

Credit Arrangements

On December 4, 2009, The Bon-Ton Department Stores, Inc. and The Elder-Beerman Stores Corp. as borrowers (the “Borrowers”), and the Company and certain other subsidiaries as obligors (together with the Borrowers and the Company, the “Obligors”) entered into an Amended Revolving Credit Facility with Bank of America, N.A., as Agent, and certain financial institutions as lenders that amends and restates the 2006 Revolving Credit Facility entered into on March 6, 2006, and provides for a revolving credit facility of $675.0 million expiring June 4, 2013. All borrowings under the Amended Revolving Credit Facility are limited by amounts available pursuant to a borrowing base calculation, which is based on percentages of eligible inventory, real estate and credit card receivables, in each case subject to reductions for applicable reserves. The terms of the Amended Revolving Credit Facility are substantially based on the terms of the 2006 Revolving Credit Facility. The Borrowers are jointly and severally liable for all of the obligations incurred under the Amended Revolving Credit Facility and the other loan documents, which obligations are guaranteed on a joint and several basis by the Company, the other Obligors and all future domestic subsidiaries of the Obligors (subject to certain exceptions). The proceeds of the Amended Revolving Credit Facility were used to pay the outstanding balance under the 2006 Revolving Credit Facility and will be used for other general corporate purposes. Commitments for loans under the Amended Revolving Credit Facility are in two tranches: Tranche A revolving commitments of $625.0 million (which includes a $150.0 million subline for letters of credit and $75.0 million for swing line loans) and Tranche A-1 revolving commitments of $50.0 million. The Amended Revolving Credit Facility provides that the Borrowers may make requests to increase the Tranche A revolving commitments up to $800.0 million in the aggregate upon the satisfaction of certain conditions, provided that the lenders are under no obligation to provide any such increases. On December 31, 2010, the Tranche A-1 revolving commitments will be reduced by $20.0 million and such amount will be reallocated to the Tranche A revolving commitments. Borrowings under the Amended Revolving Credit Facility will be at either (A) Adjusted LIBOR (based on the highest of (i) the British Bankers Association LIBOR Rate based on an interest period selected by the Borrowers, (ii) the British Bankers Association LIBOR Rate based on an interest period of three months and (iii) 1.25%) plus the applicable margin or (B) a base rate (based on the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Bank of America prime rate, and (iii) Adjusted LIBOR based on an interest period of one month plus 1.0%) plus the applicable margin.

The applicable margin is based upon the excess availability under the Amended Revolving Credit Facility. The Borrowers are required to pay a commitment fee to the lenders for unused commitments at a rate of 0.5% to 1.0% per annum, based upon the unused portion of the total commitment under the Amended Revolving Credit Facility. The Amended Revolving Credit Facility is secured by a first priority security position on substantially all of the current and future assets of the Borrowers and the other Obligors, including, but not limited to, inventory, general intangibles, trademarks, equipment, certain real estate and proceeds from any of the foregoing, subject to certain exceptions and liens. The financial covenant contained in the Amended Revolving Credit Facility requires that the minimum excess availability be at least $75.0 million at all times. Other covenants continue the requirements of the 2006 Revolving Credit Facility (with the exception that the limitation on capital expenditures no longer applies) and require that the Obligors provide the lenders with certain financial statements, forecasts and other reports and borrowing base certificates. In addition, there are certain limitations, including limitations on any debt the Obligors may have in addition to the existing debt, and the terms of that debt; acquisitions, joint ventures and investments; mergers and consolidations; dispositions of property; dividends by the Obligors or their subsidiaries (dividends paid may not exceed $5.0 million in any year or $20.0 million during the term of the agreement; however, additional dividends may be paid subject to meeting other requirements); transactions with affiliates; changes in the business or corporate structure of the Obligors or their subsidiaries; prepaying, redeeming or repurchasing certain debt; changes in accounting policies or reporting practices; and speculative transactions. The Amended Revolving Credit Facility also provides that it is a condition precedent to borrowing that no event has occurred that could reasonably be expected to have a material adverse effect, as defined in the agreement, on the Company. If we fail to comply with the financial covenant or the other restrictions contained in the Amended Revolving Credit Facility, Term Loan Facility, mortgage loan facility or the indenture that governs our senior unsecured notes, an event of default would occur. An event of default could result in the acceleration of our debt due to the cross-default provisions within the debt agreements. As of January 30, 2010, we had borrowings of $120.4 million, with $358.2 million of borrowing availability (before taking into account the minimum borrowing availability covenant of $75.0 million) and letter-of-credit commitments of $18.1 million. The borrowing base calculation under the Amended Revolving Credit Facility contains an inventory advance rate subject to periodic review at the lenders’ discretion.

On November 18, 2009, The Bon-Ton Department Stores, Inc. and The Elder-Beerman Stores Corp. as Borrowers, and the Company and certain other subsidiaries as Obligors entered into a Term Loan Facility with Sankaty Advisors, LLC; GB Merchant Partners, LLC and GA Capital, LLC as Agents that provides for $75.0 million of term loans expiring November 18, 2013. The terms of the Term Loan Facility are primarily based on the terms of the Company’s Amended Revolving Credit Facility. The Borrowers and other Obligors under the Term Loan Facility will be jointly and severally liable for all of the obligations incurred under the Term Loan Facility. The proceeds of the Term Loan Facility were used to pay part of the outstanding balance under the 2006 Revolving Credit Facility and will be used for other general corporate purposes. Borrowings under the Term Loan Facility will be at either (A) Adjusted LIBOR (based on the highest of (i) the British Bankers Association LIBOR Rate for the two business days prior to the borrowing, (ii) the British Bankers Association LIBOR Rate based on an interest period of three months and (iii) 3.00%) plus the applicable margin or (B) a base rate (based on the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Bank of America prime rate, (iii) Adjusted LIBOR based on an interest period of one month and (iv) 3.0%) plus the applicable margin. The applicable margin is 12.75%. The Term Loan Facility is secured by a second priority security position on substantially all of the current and future assets of the Borrowers and the other Obligors, including, but not limited to, inventory, general intangibles, trademarks, equipment, certain real estate and proceeds from any of the foregoing, subject to certain exceptions and liens. The financial covenant contained in the Term Loan Facility requires that the minimum excess availability under the Amended Revolving Credit Facility be at least $75.0 million at all times. Other covenants substantially mirror the requirements of the Amended Revolving Credit Facility. Dividends paid may not exceed $5.75 million in any year or $23.0 million during the term of the agreement; however, additional dividends may be paid subject to meeting other requirements.

Aside from planned capital expenditures, our primary cash requirements will be to service debt and finance working capital increases during peak selling seasons.

There were no cash dividends declared in 2009. Our Board of Directors may consider dividends in subsequent periods as it deems appropriate.

Contractual Obligations and Commitments

The following tables reflect our contractual obligations and commitments as of January 30, 2010:

Contractual Obligations

	Payment due by period
(Dollars in thousands)	Total	Within 1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt(1)	$1,285,993	$75,900	$149,700	$828,997	$231,396
Capital leases(1)	111,091	10,169	18,422	15,000	67,500
Service agreements	12,138	5,461	5,731	946	—
Operating leases	534,131	95,303	162,391	117,835	158,602
Private Brand agreements	26,280	11,355	12,839	2,086	—

Totals	$1,969,633	$198,188	$349,083	$964,864	$457,498

(1)	Includes interest, except for interest under long-term debt obligations where such interest is calculated on a variable basis. Debt within the “3-5 Years” category includes $120.4 million in variable rate debt under the Amended Revolving Credit Facility, which is scheduled to expire in June 2013, and $75.0 million in variable rate debt under the Term Loan Facility, which becomes due in November 2013.

In addition, we expect to make cash contributions to our supplementary pension plans and the postretirement medical and life insurance benefit plan in the amount of $1.7 million, $1.6 million, $1.6 million, $1.5 million and $1.3 million in 2010, 2011, 2012, 2013 and 2014, respectively, and $5.2 million in the aggregate for the five years thereafter.

We do not anticipate making a contribution to the defined benefit pension plan in 2010. Funding requirements will depend on changes in the discount rate, the actual performance of plan assets, and the impact of The Pension Protection Act of 2006.

Note 8 in the Notes to Consolidated Financial Statements provides a more complete description of our benefit plans.

Commitments

	Amount of expiration per period
(Dollars in thousands)	Total	Within 1 Year	1-3 Years	3-5 Years	After 5 Years

Documentary letters of credit	$6,801	$6,801	$—	$—	$—
Standby letters of credit	11,267	11,267	—	—	—
Surety bonds	500	500	—	—	—

Totals	$18,568	$18,568	$—	$—	$—

Documentary letters of credit are primarily issued to support the purchasing of merchandise, which includes our private brand goods. Standby letters of credit are primarily issued as collateral for obligations related to general liability and workers’ compensation insurance and to support the purchasing of merchandise. Surety bonds are for potential obligations related to workers’ compensation.

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

As of January 30, 2010 and January 31, 2009, approximately 32% of our inventories were valued using a first-in, first-out cost basis and approximately 68% of our inventories were valued using a last-in, first-out (“LIFO”) cost basis. As is currently the case with many companies in the retail industry, our LIFO calculations yielded inventory increases due to deflation reflected in price indices used. The LIFO method values merchandise sold at the cost of more recent inventory purchases (which the deflationary indices indicated to be lower), resulting in the general inventory on-hand being carried at the older, higher costs. Given these higher values and the promotional retail environment, we have reduced the carrying value of our LIFO inventories to an estimated realizable value. These reductions totaled $41.7 million and $41.6 million as of January 30, 2010 and January 31, 2009, respectively. Inherent in the valuation of inventories are significant management judgments and estimates regarding future merchandise selling costs and pricing. Should these estimates prove to be inaccurate, we may have overstated or understated our inventory carrying value. In such cases, operating results would ultimately be impacted.

Vendor Allowances

As is standard industry practice, allowances from merchandise vendors are received as reimbursement for charges incurred on marked-down merchandise. Vendor allowances are generally credited to costs of goods sold, provided the allowance is: (1) collectable, (2) for merchandise either permanently marked down or sold, (3) not predicated on a future purchase, (4) not predicated on a future increase in the purchase price from the vendor, and (5) authorized by internal management. If the aforementioned criteria are not met, the allowances are recorded as an adjustment to the cost of merchandise capitalized in inventory and reflected as a reduction of costs of merchandise sold when the related merchandise is sold.

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

Income Taxes

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against net deferred tax assets. The process involves summarizing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. In addition, we are required to assess whether valuation allowances should be established against our deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. To the extent a valuation allowance is established in a period, an expense must be recorded within the income tax provision in the statement of operations.

We reported net deferred tax liabilities of $1.5 million at January 30, 2010 and net deferred tax assets of $2.7 million at January 31, 2009. In assessing the realizability of our deferred tax assets, we considered whether it is more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Significant weight is given to evidence that can be objectively verified. As a result, current or previous losses are given more weight than any projected future taxable income. In addition, a recent three-year historical cumulative loss is considered a significant element of negative evidence that is difficult to overcome.

We evaluate our deferred tax assets each reporting period, including assessment of the Company’s cumulative income or loss over the prior three-year period, to determine if valuation allowances are required. With respect to our review for the fourth quarter of 2008, a significant element of negative evidence considered was our three-year historical cumulative loss as of the fourth quarter of 2008. This, combined with uncertain near-term economic conditions, impeded our ability to rely on our projections of future taxable income in establishing the deferred tax assets valuation allowance at January 31, 2009. Accordingly, a nearly full valuation allowance was established on our net deferred tax assets during the fourth quarter of 2008. With respect to our reviews during 2009, our three-year historical cumulative loss and the continuation of uncertain near-term economic conditions again impeded our ability to rely on our projections of future taxable income in assessing valuation allowance requirements. As such, we concluded that it was necessary to maintain a full valuation allowance on our net deferred tax assets.

Our deferred tax asset valuation allowance totaled $140.5 million and $145.5 million at January 30, 2010 and January 31, 2009, respectively. If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may need to be adjusted, which could materially impact our financial position and results of operations. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard, the valuation allowance would be reversed accordingly in the period that such a conclusion is reached.

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Interpretations and guidance surrounding income tax laws and regulations change over time, and changes to our assumptions and judgments could materially impact our financial position and results of operations.

Long-lived Assets

Property, fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in our business model or capital strategy can result in the actual useful lives differing from estimates. In cases where we determined that the useful life of property, fixtures and equipment should be shortened, we depreciated the net book value in excess of the salvage value over the revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or leasehold improvements could also result in shortened useful lives. Our net property, fixtures and equipment amounted to $756.6 million and $832.8 million at January 30, 2010 and January 31, 2009, respectively.

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

We evaluated the recoverability of our long-lived assets and, as a result, in 2009 we recognized a $5.7 million asset impairment charge which resulted in a reduction in the carrying amount of certain store and distribution center properties. These 2009 analyses anticipate continued difficult economic conditions. Should economic conditions be worse than anticipated, additional impairment charges could result. In 2008 and 2007, we recorded asset impairment charges which resulted in a reduction in the carrying amount of certain store properties of $17.9 million and $2.7 million, respectively.

Goodwill and Intangible Assets

Net intangible assets totaled $138.8 million and $148.2 million at January 30, 2010 and January 31, 2009, respectively. Our intangible assets at January 30, 2010 are principally comprised of $70.5 million of lease interests that relate to below-market-rate leases and $68.3 million associated with trade names, private label brand names and customer lists. The lease-related interests are being amortized using a straight-line method. The customer lists are being amortized using a declining-balance method. At January 30, 2010, lease-related interests and customer lists had average remaining lives of thirteen years and nine years, respectively, for amortization purposes. At January 30, 2010, trade names and private label brand names of $54.0 million have been deemed as having indefinite lives.

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

We recorded a goodwill impairment charge of $17.8 million in the second quarter of 2008. Based upon our review, the fair value of our single reporting unit, estimated using a combination of our common stock trading value as of the end of the second quarter of 2008, a discounted cash flow analysis and other generally accepted valuation methodologies, was less than the carrying amount. The charge reduced the balance of goodwill to zero at January 31, 2009. No such charge was recorded in 2007.

As a result of our review of the carrying amount of intangible assets in 2009, we recorded an asset impairment charge of $0.2 million related to a reduction in the value of two indefinite-lived private label brand names. In 2008, we recognized asset impairment charges of $8.0 million and $0.1 million on indefinite-lived trade names and private label brand names, respectively. In 2007, we recorded an asset impairment charge of $1.3 million related to the reduction in the value of two indefinite-lived private label brand names.

While the carrying value of intangible assets has been substantially reduced, should future results or economic events cause a change in our projected cash flows, future estimates of fair value may not support the carrying amount of these assets. If actual results prove inconsistent with our assumptions and judgments, we could be exposed to a material impairment charge.

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

We base our asset return assumption on current and expected allocations of assets, as well as a long-term view of expected returns on the plan asset categories. We assess the appropriateness of the expected rate of return on an annual basis and, when necessary, revise the assumption. Our target pension plan asset allocation of equity securities, fixed income and real estate at January 30, 2010 and January 31, 2009 was 65%, 30% and 5%, respectively.

Changes in the assumptions regarding the discount rate and expected return on plan assets may result in materially different expense and liability amounts. Actuarial estimations may differ materially from actual results, reflecting many factors including changing market and economic conditions, changes in investment strategies, higher or lower withdrawal rates and longer or shorter life-spans of participants. In addition, while we are not required to make any mandatory contributions to the defined benefit pension plan in 2010, the funded status of this plan and the related cost reflected in our financial statements are affected by various factors that are subject to an inherent degree of uncertainty, particularly in the current economic environment. Under the Pension Protection Act of 2006, losses of asset values may necessitate increased funding of the defined benefit pension plan in the future to meet minimum federal government requirements. Downward pressure on the asset values of the defined benefit pension plan may require us to fund obligations earlier than we forecasted, which would have a negative impact on cash flows from operations.

In the first quarter of 2009, we paid $5.7 million pursuant to the termination of one of our unfunded supplemental pension plans.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which requires new disclosures regarding recurring or nonrecurring fair value measurements. Entities will be required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and the reasons for the transfers and provide information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. In addition, entities must provide fair value measurement disclosures for each class of assets and liabilities and, for Level 2 or Level 3 measurements, disclose the valuation technique and inputs used in determining fair value for each class. The enhanced fair value measurement disclosures required by ASU 2010-06 are effective for fiscal years beginning after December 15, 2009. The Company does not anticipate the adoption of the disclosure requirements of ASU 2010-06 will have a material impact on its consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value (“ASU 2009-05”), which provides amendments to Accounting Standards Codification (“ASC”) Subtopic 820-10, Fair Value Measurements and Disclosures — Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available. The amendments are intended to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. The Company adopted the provisions of this update, as required, in 2009. The adoption of ASU 2009-05 did not have an impact on the Company’s consolidated financial statements.

ASC Subtopic 715-20, Compensation — Retirement Benefits — Defined Benefit Plans (“ASC 715-20”), requires entities to provide enhanced disclosures about investment allocation decisions, the major categories of plan assets, the inputs and valuation techniques used to measure fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The enhanced disclosures required by ASC 715-20 are provided in Note 8 in Notes to Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Financial Instruments

We are exposed to market risk associated with changes in interest rates. To provide some protection against potential rate increases associated with our variable-rate facilities, we enter into derivative financial transactions in the form of interest rate swaps. The interest rate swaps are used to reduce or eliminate the variability of interest payments on the underlying variable-rate facilities. The swaps interest rate differential is reflected as an adjustment to interest expense over the life of the swaps.

At January 30, 2010, we held two “variable-to-fixed” rate swaps with a notional amount of $50.0 million each. The notional amount does not represent amounts exchanged by the parties; rather, it is used as the basis to calculate amounts due and to be received under the rate swap. During 2009 and 2008, we did not enter into or hold derivative financial instruments for trading purposes.

The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including debt obligations and the interest rate swaps. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates at January 30, 2010. For the interest rate swaps, the table presents the notional amount and weighted average pay and receive interest rates by expected maturity date. For additional discussion of our interest rate swaps, see Note 10 in the Notes to Consolidated Financial Statements.

	Expected Maturity Date By Year

(Dollars in						There-
thousands)	2010	2011	2012	2013	2014	After	Total	Fair Value

Debt:
Fixed-rate debt	$7,509	$6,978	$7,441	$8,024	$518,609	$214,829	$763,390	$693,213
Average fixed rate	6.56%	6.82%	6.85%	6.86%	10.19%	6.26%	8.95%
Variable-rate debt	—	—	—	$195,434	—	—	$195,434	$195,434
Average variable rate	—	—	—	7.69%	—	—	7.69%
Interest Rate Derivatives:
Interest rate swap
Variable-to-fixed	—	$100,000	—	—	—	—	$100,000	$(6,319)
Average pay rate	—	5.49%	—	—	—	—	5.49%
Average receive rate	—	0.73%	—	—	—	—	0.73%

Seasonality and Inflation

Our business, like that of most retailers, is subject to seasonal fluctuations, with the major portion of sales and income realized during the second half of each fiscal year, which includes the holiday season. See Note 17 in the Notes to Consolidated Financial Statements for the Company’s quarterly results for 2009 and 2008. Due to the fixed nature of certain costs, SG&A expense is typically higher as a percentage of net sales during the first half of each year. Working capital requirements fluctuate during the year as well and generally reach their highest levels during the third and fourth quarters.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report and, based on this evaluation, concluded that our disclosure controls and procedures are effective.

Management Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of its assets that could have a material effect on the financial statements.

Management assessed the Company’s internal control over financial reporting as of January 30, 2010, the end of the 2009 fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and the Company’s overall control environment.

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

We have audited The Bon-Ton Stores, Inc. internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bon-Ton Stores, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The Bon-Ton Stores, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Bon-Ton Stores, Inc. and subsidiaries as of January 30, 2010 and January 31, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 30, 2010, and the related financial statement schedule, and our report dated April 16, 2010 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/  KPMG LLP

Harrisburg, Pennsylvania
April 16, 2010

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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting that occurred during the thirteen weeks ended January 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Exhibit No.			Description	Document Location

3.1			Articles of Incorporation	Exhibit 3.1 to the Report on Form 8-B, File No. 0-19517 (“Form 8-B”)
3.2			Bylaws	Exhibit 3.2 to Form 8-B
4.1			Indenture with The Bank of New York	Exhibit 4.1 to the Current Report on Form 8-K filed on March 10, 2006 (“3/10/06 Form 8-K”)
10.1			Shareholders’ Agreement among The Bon-Ton Stores, Inc. and the shareholders named therein	Exhibit 10.3 to Amendment No. 2 to the Registration Statement on Form S-1, File No. 33-42142 (“1991 Form S-1”)
10	.2*	(a)	Employment Agreement with Anthony Buccina	Exhibit 10.1 to the Current Report on Form 8-K filed on January 28, 2009 (“1/28/09 Form 8-K”)
		(b)	Restricted Stock Agreement with Anthony Buccina	Exhibit 10.2 to the 1/28/09 Form 8-K
		(c)	Restricted Stock Agreement — Performance Shares with Anthony Buccina	Exhibit 10.3 to the 1/28/09 Form 8-K
10	.3*	(a)	Employment Agreement with Stephen Byers	Exhibit 10.4 to the 1/28/09 Form 8-K
		(b)	Restricted Stock Agreement with Stephen Byers	Exhibit 10.5 to the 1/28/09 Form 8-K
		(c)	Restricted Stock Agreement — Performance Shares with Stephen Byers	Exhibit 10.6 to the 1/28/09 Form 8-K
10	.4*	(a)	Employment Agreement with Byron L. Bergren	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended July 31, 2004
		(b)	Amendment No. 1 to Employment Agreement with Byron L. Bergren	Exhibit 10.5(b) to the Annual Report on Form 10-K for the fiscal year ended January 29, 2005
		(c)	Amendment No. 2 to Employment Agreement with Byron L. Bergren	Exhibit 99.1 to the Current Report on Form 8-K filed on May 26, 2006
		(d)	Amendment No. 3 to Employment Agreement with Byron L. Bergren	Exhibit 10.1 to the Current Report on Form 8-K filed on July 19, 2007
		(e)	Amendment No. 4 to Employment Agreement with Byron L. Bergren	Exhibit 10.1 to the Current Report on Form 8-K filed on March 20, 2009

Exhibit No.			Description	Document Location

10	.5*	(a)	Restricted Stock Unit Agreement with Byron L. Bergren	Exhibit 10.2 to the Current Report on Form 8-K filed on June 26, 2006 (“6/26/06 Form 8-K”)
		(b)	Restricted Stock Agreement with Byron L. Bergren	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended August 4, 2007 (“8/4/07 Form 10-Q”)
		(c)	Restricted Stock Agreement with Byron L. Bergren	Exhibit 10.3 to the 8/4/07 Form 10-Q
		(d)	Restricted Stock Agreement with Byron L. Bergren	Exhibit 10.1 to the Current Report on Form 8-K filed on March 27, 2008
		(e)	Restricted Stock Agreement with Byron L. Bergren	Exhibit 10.5(e) to the Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (“2008 Form 10-K”)
		(f)	Restricted Stock Agreement with Byron L. Bergren	Exhibit 10.5(f) to the 2008 Form 10-K
10	.6*	(a)	Executive Transition Agreement with M. Thomas Grumbacher	Exhibit 10.1 to the Current Report on Form 8-K filed on March 11, 2005
		(b)	Amendment to Executive Transition Agreement with M. Thomas Grumbacher	Exhibit 10.1 to the Current Report on Form 8-K filed on December 10, 2007
		(c)	Amendment No. 2 to Executive Transition Agreement with M. Thomas Grumbacher	Exhibit 10.1 to the Current Report on Form 8-K filed on February 1, 2010
10	.7*		Form of severance agreement with certain executive officers	Exhibit 10.14 to Form 8-B
10	.8*	(a)	Supplemental Executive Retirement Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended August 4, 2001
		(b)	Amendment No. 1 to Supplemental Executive Retirement Plan	Filed Herewith
10	.9*	(a)	2009 Omnibus Incentive Plan	Appendix A to Other Definitive Proxy Statements on Form DEF 14A filed on May 4, 2009
		(b)	Form of Restricted Stock Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on April 16, 2010 (“4/16/10 Form 8-K”)
		(c)	Form of Restricted Stock Agreement-Performance Shares	Exhibit 10.2 to the 4/16/10 Form 8-K
		(d)	Form of Restricted Stock Unit Agreement	Exhibit 10.3 to the 4/16/10 Form 8-K
		(e)	Form of Non-Qualified Stock Option Agreement	Exhibit 10.4 to the 4/16/10 Form 8-K
10	.10*		Amended and Restated Cash Bonus Plan	Appendix A to Other Definitive Proxy Statements on Form DEF 14A filed on May 4, 2007
10	.11*		The Bon-Ton Stores, Inc. Deferred Compensation Plan	Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended February 3, 2007 (“2006 Form 10-K”)
10	.12*		The Bon-Ton Stores, Inc. Severance Pay Plan	Exhibit 10.1 to the Current Report on Form 8-K filed on August 8, 2006

Exhibit No.			Description	Document Location

10	.13*		The Bon-Ton Stores, Inc. Change of Control and Material Transaction Severance Plan for Certain Employees of Acquired Employers	Exhibit 10.16 to the 2006 Form 10-K
10.14			Registration Rights Agreement between The Bon-Ton Stores, Inc. and Tim Grumbacher	Exhibit 99.3 to the Current Report on Form 8-K filed on November 7, 2003
10.15		(a)	Summary of Consulting Arrangement with Michael L. Gleim	Exhibit 10.1 to the Current Report on Form 8-K filed on December 1, 2005
		(b)	Renewal of Consulting Arrangement with Michael L. Gleim	Exhibit 10.18(b) to the Annual Report on Form 10-K for the fiscal year ended February 2, 2008 (“2007 Form 10-K”)
		(c)	Renewal of Consulting Arrangement with Michael L. Gleim	Exhibit 10.16(c) to the 2008 Form 10-K
10.16		(a)	Sublease of Oil City, Pennsylvania store between The Bon-Ton Stores, Inc. and Nancy T. Grumbacher, Trustee	Exhibit 10.16 to the 1991 Form S-1
		(b)	First Amendment to Oil City, Pennsylvania sublease	Exhibit 10.22 to Amendment No. 1 to the 1991 Form S-1
		(c)	Corporate Guarantee with respect to Oil City, Pennsylvania lease	Exhibit 10.26 to Amendment No. 1 to the 1991 Form S-1
10.17		(a)	Credit Card Program Agreement between The Bon-Ton Stores, Inc. and HSBC Bank Nevada, N.A.	Exhibit 10.3 to the Current Report on Form 8-K filed on June 23, 2005
		(b)	First Amendment to the Credit Card Program Agreement	Exhibit 10.5 to the 3/10/06 Form 8-K
		(c)	Second Amendment to the Credit Card Program Agreement	Exhibit 10.22(c) to the 2006 Form 10-K
		(d)	Third Amendment to the Credit Card Program Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on August 10, 2009
		(e)	Exhibits and Schedules to the Credit Card Program Agreement	Filed Herewith**
10.18			Registration Rights Agreement between The Bon-Ton Department Stores, Inc., The Bon-Ton Stores, Inc., other guarantors listed on Schedule I of the Agreement, Banc of America Securities LLC and Citigroup Global Markets Inc.	Exhibit 10.1 to the 3/10/06 Form 8-K

Exhibit No.		Description	Document Location

10.19	(a)	Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp., Carson Pirie Scott, Inc. (f/k/a Parisian, Inc.), Herberger’s Department Stores, LLC and the other credit parties and lender parties thereto	Exhibit 10.2 to the 3/10/06 Form 8-K
	(b)	Amendment No. 1 to Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp., Carson Pirie Scott, Inc. (f/k/a Parisian, Inc.), Herberger’s Department Stores, LLC and the other credit parties and lender parties thereto	Exhibit 10.24(b) to the 2007 Form 10-K
	(c)	Amendment No. 2 to Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp., Carson Pirie Scott, Inc. (f/k/a Parisian, Inc.), Herberger’s Department Stores, LLC and the other credit parties and lender parties thereto	Exhibit 10.3 to the Current Report on Form 8-K filed on November 24, 2009 (“11/24/09 Form 8-K”)
	(d)	Amended and Restated Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp. and the other credit parties and lender parties thereto	Exhibit 10.1 to the Current Report on Form 8-K filed on December 9, 2009
	(e)	Exhibits and Schedules to the Amended and Restated Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp. and the other credit parties and lender parties thereto	Filed Herewith**
10.20	(a)	Loan Agreement between Bonstores Realty One, LLP and Bank of America, N.A.	Exhibit 10.3 to the 3/10/06 Form 8-K
	(b)	Exhibits and Schedules to Loan Agreement between Bonstores Realty One, LLP and Bank of America, N.A.	Filed Herewith
10.21	(a)	Loan Agreement between Bonstores Realty Two, LLP and Bank of America, N.A.	Exhibit 10.4 to the 3/10/06 Form 8-K
	(b)	Exhibits and Schedules to Loan Agreement between Bonstores Realty Two, LLP and Bank of America, N.A.	Filed Herewith

Exhibit No.			Description	Document Location

10	.22*	(a)	Carson Pirie Scott & Co. Supplemental Executive Retirement Plan	Exhibit 10.29(a) to the 2006 Form 10-K
		(b)	First Amendment to the Carson Pirie Scott & Co. Supplemental Executive Retirement Plan	Exhibit 10.29(b) to the 2006 Form 10-K
10.23		(a)	Second Lien Loan and Security Agreement among Sankaty Advisors, LLC, The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp. and the other credit parties and lender parties thereto	Exhibit 10.1 to the 11/24/09 Form 8-K
		(b)	Exhibits and Schedules to Second Lien Loan and Security Agreement among Sankaty Advisors, LLC, The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp. and the other credit parties and lender parties thereto	Filed Herewith**
10.24			Intercreditor Agreement among Bank of America, N.A., Sankaty Advisors, LLC and the other Revolving Credit Lenders and Term Loan Lenders	Exhibit 10.2 to the 11/24/09 Form 8-K
16.1			Letter from ParenteBeard LLC	Exhibit 16.1 to the Current Report on Form 8-K filed on February 5, 2010
21			Subsidiaries of the Registrant	Filed Herewith
23			Consent of KPMG LLP	Filed Herewith
31.1			Certification of Byron L. Bergren	Filed Herewith
31.2			Certification of Keith E. Plowman	Filed Herewith
32			Certifications Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934	Filed Herewith

*	Constitutes a management contract or compensatory plan or arrangement.

**	Portions of the document have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BON-TON STORES, INC.

By:	/s/ Keith E. Plowman

Keith E. Plowman
Executive Vice President, Chief
Financial Officer and Principal
Accounting Officer

Dated: April 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Tim Grumbacher Tim Grumbacher	Executive Chairman of the Board	April 16, 2010

/s/ Byron L. Bergren Byron L. Bergren	President and Chief Executive Officer and Director	April 16, 2010

/s/ Keith E. Plowman Keith E. Plowman	Executive Vice President, Chief Financial Officer and Principal Accounting Officer	April 16, 2010

/s/ Lucinda M. Baier Lucinda M. Baier	Director	April 16, 2010

/s/ Philip M. Browne Philip M. Browne	Director	April 16, 2010

/s/ Shirley A. Dawe Shirley A. Dawe	Director	April 16, 2010

/s/ Marsha M. Everton Marsha M. Everton	Director	April 16, 2010

/s/ Michael L. Gleim Michael L. Gleim	Director	April 16, 2010

/s/ Todd C. McCarty Todd C. McCarty	Director	April 16, 2010

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
The Bon-Ton Stores, Inc.:

We have audited the accompanying consolidated balance sheets of The Bon-Ton Stores, Inc. and subsidiaries as of January 30, 2010 and January 31, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 30, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bon-Ton Stores, Inc. and subsidiaries as of January 30, 2010 and January 31, 2009, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 30, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Bon-Ton Stores, Inc.’s internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 16, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Harrisburg, Pennsylvania
April 16, 2010

THE BON-TON STORES, INC.
CONSOLIDATED BALANCE SHEETS

	January 30,	January 31,
(In thousands except share and per share data)	2010	2009

Assets
Current assets:
Cash and cash equivalents	$18,922	$19,719
Merchandise inventories	659,399	666,081
Prepaid expenses and other current assets	87,690	113,441

Total current assets	766,011	799,241

Property, fixtures and equipment at cost, net of accumulated depreciation and amortization of $594,020 and $498,556 at January 30, 2010 and January 31, 2009, respectively	756,618	832,763
Deferred income taxes	13,303	9,994
Intangible assets, net of accumulated amortization of $38,477 and $30,611 at January 30, 2010 and January 31, 2009, respectively	138,794	148,171
Other long-term assets	47,281	31,152

Total assets	$1,722,007	$1,821,321

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$163,671	$143,423
Accrued payroll and benefits	48,297	36,116
Accrued expenses	160,737	179,073
Current maturities of long-term debt	7,509	6,072
Current maturities of obligations under capital leases	5,044	2,730
Deferred income taxes	14,820	7,328
Income taxes payable	—	62

Total current liabilities	400,078	374,804

Long-term debt, less current maturities	951,315	1,083,449
Obligations under capital leases, less current maturities	65,405	65,319
Other long-term liabilities	163,453	163,572

Total liabilities	1,580,251	1,687,144

Commitments and contingencies (Note 12)
Shareholders’ equity
Preferred Stock — authorized 5,000,000 shares at $0.01 par value; no shares issued	—	—
Common Stock — authorized 40,000,000 shares at $0.01 par value; issued shares of 15,942,348 and 14,880,173 at January 30, 2010 and January 31, 2009, respectively	159	149
Class A Common Stock — authorized 20,000,000 shares at $0.01 par value; issued and outstanding shares of 2,951,490 at January 30, 2010 and January 31, 2009	30	30
Treasury stock, at cost — 337,800 shares at January 30, 2010 and January 31, 2009	(1,387)	(1,387)
Additional paid-in capital	149,649	144,577
Accumulated other comprehensive loss	(52,912)	(59,464)
Retained earnings	46,217	50,272

Total shareholders’ equity	141,756	134,177

Total liabilities and shareholders’ equity	$1,722,007	$1,821,321

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	January 30,	January 31,	February 2,
(In thousands except share and per share data)	2010	2009	2008

Net sales	$2,959,824	$3,129,967	$3,365,912
Other income	75,113	95,448	102,657

	3,034,937	3,225,415	3,468,569

Costs and expenses:
Costs of merchandise sold	1,862,192	2,034,960	2,150,131
Selling, general and administrative	963,639	1,033,525	1,066,663
Depreciation and amortization	111,635	117,382	117,055
Amortization of lease-related interests	4,866	4,866	4,978
Goodwill impairment	—	17,767	—
Other impairment charges	5,883	25,905	4,070

Income (loss) from operations	86,722	(8,990)	125,672
Interest expense, net	98,808	97,847	108,165

(Loss) income before income taxes	(12,086)	(106,837)	17,507
Income tax (benefit) provision	(8,031)	63,093	5,945

Net (loss) income	$(4,055)	$(169,930)	$11,562

Per share amounts —
Basic:
Net (loss) income	$(0.24)	$(10.12)	$0.67

Diluted:
Net (loss) income	$(0.24)	$(10.12)	$0.67

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other
		Class A		Additional	Compre-
	Common	Common	Treasury	Paid-in	hensive	Retained
(In thousands except per share data)	Stock	Stock	Stock	Capital	Income (Loss)	Earnings	Total

BALANCE AT FEBRUARY 3, 2007	$145	$30	$(1,387)	$130,875	$1,189	$215,544	$346,396

Comprehensive income (Note 14):
Net income	—	—	—	—	—	11,562	11,562
Pension and postretirement benefit plans, net of tax	—	—	—	—	3,266	—	3,266
Change in fair value of cash flow hedges, net of tax	—	—	—	—	(3,656)	—	(3,656)

Comprehensive income							11,172
Dividends to shareholders, $0.20 per share	—	—	—	—	—	(3,438)	(3,438)
Proceeds from stock options exercised	1	—	—	603	—	—	604
Share-based compensation expense	—	—	—	7,965	—	—	7,965
Excess tax benefit from share-based compensation	—	—	—	366	—	—	366
Cancellation of restricted shares	—	—	—	(4)	—	—	(4)

BALANCE AT FEBRUARY 2, 2008	146	30	(1,387)	139,805	799	223,668	363,061

Comprehensive loss (Note 14):
Net loss	—	—	—	—	—	(169,930)	(169,930)
Pension and postretirement benefit plans	—	—	—	—	(62,279)	—	(62,279)
Change in fair value of cash flow hedges	—	—	—	—	2,016	—	2,016

Comprehensive loss							(230,193)
Dividends to shareholders, $0.20 per share	—	—	—	—	—	(3,466)	(3,466)
Share-based compensation expense	3	—	—	5,269	—	—	5,272
Tax shortfall from share-based compensation	—	—	—	(497)	—	—	(497)

BALANCE AT JANUARY 31, 2009	149	30	(1,387)	144,577	(59,464)	50,272	134,177

Comprehensive income (Note 14):
Net loss	—	—	—	—	—	(4,055)	(4,055)
Pension and postretirement benefit plans	—	—	—	—	5,639	—	5,639
Change in fair value of cash flow hedges	—	—	—	—	913	—	913

Comprehensive income							2,497
Share-based compensation expense	10	—	—	5,072	—	—	5,082

BALANCE AT JANUARY 30, 2010	$159	$30	$(1,387)	$149,649	$(52,912)	$46,217	$141,756

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	January 30,	January 31,	February 2,
(In thousands)	2010	2009	2008

Cash flows from operating activities:
Net (loss) income	$(4,055)	$(169,930)	$11,562
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	111,635	117,382	117,055
Amortization of lease-related interests	4,866	4,866	4,978
Goodwill impairment	—	17,767	—
Other impairment charges	5,883	25,905	4,070
Share-based compensation expense	5,082	5,272	7,965
Excess tax benefit from share-based compensation	—	—	(366)
Loss on sale of property, fixtures and equipment	101	715	281
Reclassifications of other comprehensive loss	10,651	2,287	532
Amortization of deferred financing costs	5,551	4,184	4,143
Amortization of deferred gain on sale of proprietary credit card portfolio	(2,414)	(2,414)	(2,414)
Deferred income tax provision	4,183	101,253	1,378
Changes in operating assets and liabilities, net of effect of acquisitions:
Decrease in merchandise inventories	6,683	88,721	32,844
Decrease (increase) in prepaid expenses and other current assets	25,751	(35,607)	6,395
Decrease in other long-term assets	2,333	239	892
Increase (decrease) in accounts payable	22,655	(62,888)	(5,808)
Decrease in accrued payroll and benefits and accrued expenses	(5,071)	(6,148)	(25,112)
Decrease in income taxes payable	(62)	(837)	(33,067)
Increase in other long-term liabilities	262	3,439	10,236

Net cash provided by operating activities	194,034	94,206	135,564

Cash flows from investing activities:
Capital expenditures	(32,346)	(84,810)	(109,659)
Acquisitions, net of cash acquired	—	—	(62)
Proceeds from sale of property, fixtures and equipment	110	348	2,807

Net cash used in investing activities	(32,236)	(84,462)	(106,914)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(899,894)	(805,480)	(893,473)
Proceeds from issuance of long-term debt	765,051	807,467	851,309
Cash dividends paid	(866)	(2,600)	(3,438)
Proceeds from stock options exercised	—	—	604
Excess tax benefit from share-based compensation	—	—	366
Deferred financing costs paid	(24,013)	(268)	(307)
(Decrease) increase in bank overdraft balances	(2,873)	(10,382)	12,794

Net cash used in financing activities	(162,595)	(11,263)	(32,145)

Net decrease in cash and cash equivalents	(797)	(1,519)	(3,495)
Cash and cash equivalents at beginning of period	19,719	21,238	24,733

Cash and cash equivalents at end of period	$18,922	$19,719	$21,238

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The Bon-Ton Stores, Inc. is a Pennsylvania corporation incorporated on January 31, 1996 as the successor of a company incorporated on January 31, 1929. As of January 30, 2010, The Bon-Ton Stores, Inc. operated, through its subsidiaries, 278 stores in 23 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson Pirie Scott, Elder-Beerman, Herberger’s and Younkers nameplates and, in the Detroit, Michigan area, under the Parisian nameplate.

References to “the Company” refer to The Bon-Ton Stores, Inc. and its subsidiaries.

The Company’s fiscal year ends on the Saturday nearer January 31, and consisted of fifty-two weeks for each of 2009, 2008 and 2007. References to “2009,” “2008” and “2007” represent the Company’s fiscal 2009 year ended January 30, 2010, fiscal 2008 year ended January 31, 2009 and fiscal 2007 year ended February 2, 2008, respectively. References to “2010” represent the Company’s fiscal 2010 year ending January 29, 2011.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of The Bon-Ton Stores, Inc. and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

The Company conducts its operations through one business segment.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions about future events. These estimates and assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and the reported amounts of revenues and expenses. Such estimates include the valuation of inventories, long-lived assets, intangible assets, insurance reserves, legal contingencies and assumptions used in the calculation of income taxes and retirement and other post-employment benefits, among others. These estimates and assumptions are based on management’s best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Reclassifications

Certain prior year balances presented in the consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation. These reclassifications did not impact the Company’s net (loss) income for 2009, 2008 or 2007.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents are generally overnight money market investments.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

Merchandise Inventories

For financial reporting and tax purposes, merchandise inventories are determined by the retail method. As of January 30, 2010 and January 31, 2009, approximately 32% of the Company’s merchandise inventories were valued using a first-in, first-out (“FIFO”) cost basis and approximately 68% of merchandise inventories were valued using a last-in, first-out (“LIFO”) cost basis. There was no effect on costs of merchandise sold for LIFO valuations in 2009, 2008 and 2007. If the FIFO method of inventory valuation had been used for all inventories, the Company’s merchandise inventories would have been lower by $6,837 at January 30, 2010 and January 31, 2009.

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

No depreciation is recorded until property, fixtures and equipment are placed into service. The Company capitalizes interest incurred during the construction of new facilities or major improvements to existing facilities and development projects that exceed one month. The amount of interest costs capitalized is limited to the costs incurred during the construction period. Interest of $196, $410 and $257 was capitalized in 2009, 2008 and 2007, respectively.

Repair and maintenance costs are charged to selling, general and administrative (“SG&A”) expense as incurred. Property retired or sold is removed from asset and accumulated depreciation accounts and the resulting gain or loss is reflected in SG&A expense.

Costs of major remodeling and improvements on leased stores are capitalized as leasehold improvements. Leasehold improvements are amortized over the shorter of the accounting lease term or the useful life of the asset. Capital leases are recorded at the lower of fair market value or the present value of future minimum lease payments. Capital leases are amortized in accordance with the provisions codified within ASC Subtopic 840-30, Leases — Capital Leases.

ASC Section 360-10-35, Property, Plant and Equipment — Overall — Subsequent Measurement (“ASC 360-10-35”), requires the Company to test a long-lived asset for recoverability whenever events or changes in circumstances indicate that its carrying value may not be recoverable. If the undiscounted cash flows associated with the asset are insufficient to support the recorded asset, an impairment loss is recognized for the amount (if any) by which the carrying amount of the asset exceeds the fair value of the asset. Cash flow estimates are based on historical results, adjusted to reflect the Company’s best estimate of future market and operating conditions. Estimates of fair value are determined through various techniques, including discounted cash flow models and market approaches, as considered necessary. As a result of this evaluation, asset impairment charges, which resulted in a reduction in the carrying amount of certain store and distribution center properties of $5,717, $17,853 and $2,747, were recorded in 2009, 2008 and 2007, respectively (see Note 2).

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

Goodwill and Intangible Assets

In accordance with the provisions codified within ASC Section 350-20-35, Intangibles — Goodwill and Other — Goodwill — Subsequent Measurement (“ASC 350-20-35”), and ASC Section 350-30-35, Intangibles — Goodwill and Other — General Intangibles Other than Goodwill — Subsequent Measurement (“ASC 350-30-35”), goodwill and other intangible assets that have indefinite lives, respectively, are reviewed for impairment at the reporting unit level at least annually or when events or changes in circumstances indicate it is more likely than not that the carrying value of these assets exceeds their implied fair values. Intangible assets subject to amortization are reviewed for impairment in accordance with ASC 360-10-35. Based on its reporting structure, management has determined the Company has one reporting unit for purposes of applying ASC 350-20-35 and ASC 350-30-35. Fair value is determined using quoted market prices and/or a discounted cash flow analysis and other generally accepted valuation methodologies, which requires certain assumptions and estimates regarding industry economic factors and future profitability of acquired businesses. The Company’s policy is to conduct impairment testing based on its most current business plans, which reflect anticipated changes in the economy and the industry.

As a result of its impairment review in the second quarter of 2008, the Company determined its goodwill was fully impaired and, accordingly, recorded a charge of $17,767. Based upon the Company’s review, the fair value of its single reporting unit, estimated using a combination of the Company’s common stock trading value as of the end of the second quarter of 2008, a discounted cash flow analysis and other generally accepted valuation methodologies, was less than the carrying amount (see Note 3). No such charge was recorded in 2007. As a result of its review of the carrying value of intangible assets in 2009, the Company recorded an asset impairment charge of $166 related to the reduction in the value of two indefinite-lived private label brand names (see Note 3). In 2008, the Company recorded an asset impairment charge of $8,052 primarily related to the reduction in the value of four indefinite-lived trade names. In 2007, the Company recorded an asset impairment charge of $1,323 related to the reduction in the value of two indefinite-lived private label brand names.

Deferred Financing Fees

Amounts paid by the Company to secure financing agreements are reflected in other long-term assets and are amortized over the term of the related facility. Amortization of credit facility costs are classified as interest expense. Unamortized amounts at January 30, 2010 and January 31, 2009 were $36,265 and $17,812, respectively. Deferred financing fees amortized to expense for 2009, 2008 and 2007 were $5,551, $4,184 and $4,143, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method, pursuant to ASC Topic 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. ASC 740 requires an assessment of whether valuation allowances are needed against deferred tax assets based upon consideration of all available evidence using a “more likely than not” standard. The Company reported

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

valuation allowances of $140,452 and $145,468 at January 30, 2010 and January 31, 2009, respectively (see Note 16).

In accordance with ASC 740, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

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

Other Income

The Company receives revenues under a credit card program agreement with HSBC Bank Nevada, N.A. (“HSBC”), as amended (see Note 19), in which the Company is paid a percentage of net credit sales for its proprietary credit card sales. The aforementioned revenues are recorded within other income. The Company also licenses space to third parties in its stores and receives compensation based on a percentage of sales made in these departments and receives revenues from customers for delivery of certain items and services (primarily associated with its furniture operations). In addition, the Company recovers a portion of its cost from the disposal of damaged or otherwise distressed merchandise; this recovery is recorded within other income.

Advertising

Advertising production costs are expensed the first time the advertisement is run. Media placement costs are expensed in the period the advertising appears. Total advertising expenses, net of vendor allowances, included in SG&A expense for 2009, 2008 and 2007 were $129,685, $140,301 and $144,260, respectively. Prepaid expenses and other current assets include prepaid advertising costs of $6,241 and $7,599 at January 30, 2010 and January 31, 2009, respectively.

Vendor Allowances

As is standard industry practice, the Company receives allowances from merchandise vendors as reimbursement for charges incurred on marked-down merchandise. Vendor allowances are credited to costs of merchandise sold, provided the allowance is: (1) collectable, (2) for merchandise either permanently marked down or sold, (3) not predicated on a future purchase, (4) not predicated on a future increase in the purchase price from the vendor, and (5) authorized by internal management. If the aforementioned criteria are not met, the allowances are recorded as an adjustment to the cost of merchandise capitalized in inventory and reflected as a reduction of costs of merchandise sold when the related merchandise is sold.

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

Gift and Merchandise Cards

The Company sells gift cards to customers at its stores and through its website, and issues merchandise cards as credit for merchandise returned to its stores. These cards do not have expiration dates. Revenues from these cards are recognized when (i) the card is redeemed by the customer, or (ii) the likelihood of the card being redeemed by the customer is remote (card “breakage”) and it is determined that the Company does not have a legal obligation to remit the value of the unredeemed card to relevant jurisdictions. It is the Company’s historical experience that the likelihood of redemption after 60 months from issuance is remote. Should cards become aged 60 months and the Company determines that it is probable that it has no legal obligation to remit the value to relevant jurisdictions, the corresponding liability would be relieved. The Company has recognized no card breakage in 2009, 2008 or 2007. Gift and merchandise card liabilities are included within accrued expenses.

Self-Insurance Liabilities

The Company is self-insured for certain losses related to workers’ compensation and health insurance, although it maintains stop-loss coverage with third party insurers to limit exposure. The estimate of its self-insurance liability contains uncertainty since the Company must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and claims for incidents incurred but not reported as of the balance sheet date. When estimating its self-insurance liability, the Company considers a number of factors which include, but are not limited to, historical claims experience, demographic factors, severity factors and information provided by independent third-party advisors.

Fair Value of Financial Instruments

The carrying values of the Company’s cash and cash equivalents, accounts payable and financial instruments reported within prepaid expenses and other current assets and other long-term assets approximate fair value. The Company discloses the fair value of its long-term debt and derivative financial instruments in Notes 9 and 10, respectively. Fair value estimates of the Company’s long-term debt are based on market prices or derived from discounted cash flow analyses and fair value estimates of the Company’s derivative financial instruments are derived from discounted cash flow analyses.

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

Share-Based Compensation

The Company recognizes share-based compensation pursuant to ASC Topic 718, Compensation — Stock Compensation (“ASC 718”). The Company measures the cost of grantee services received in exchange for an award of equity instruments based on the grant date fair value of the award, and recognizes that cost over the period that the grantee is required to provide service in exchange for the award. For stock option awards, the Company estimates grant date fair value using the Black-Scholes option valuation model.

Earnings Per Share

Effective February 1, 2009, the Company adopted certain new provisions now codified within ASC Topic 260, Earnings Per Share (“ASC 260”), pursuant to which unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities and are included in the computation of earnings per share (“EPS”) according to the two-class method if the impact is dilutive. The Company’s unvested restricted shares and restricted stock units are considered participating securities. However, in the event of a net loss, participating securities are excluded from the calculation of both basic and diluted EPS. All prior-period EPS data presented was adjusted retrospectively to conform to these provisions of ASC 260, which, in 2007, had the effect of reducing the previously reported basic earnings per share from $0.70 to $0.67 and diluted earnings per share from $0.68 to $0.67.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The following table presents a reconciliation of net (loss) income and weighted average shares outstanding used in basic and diluted EPS calculations for each of 2009, 2008 and 2007:

	2009	2008	2007

Basic (Loss) Earnings Per Common Share
Net (loss) income	$(4,055)	$(169,930)	$11,562
Less: Income allocated to participating securities	—	—	(465)

Net (loss) income available to common shareholders	$(4,055)	$(169,930)	$11,097

Weighted average common shares outstanding	17,003,734	16,797,275	16,545,101

Basic (loss) earnings per common share	$(0.24)	$(10.12)	$0.67

Diluted (Loss) Earnings Per Common Share
Net (loss) income	$(4,055)	$(169,930)	$11,562
Less: Income allocated to participating securities	—	—	(462)

Net (loss) income available to common shareholders	$(4,055)	$(169,930)	$11,100

Average common shares outstanding	17,003,734	16,797,275	16,545,101
Common shares issuable — stock options	—	—	140,870

Weighted average common shares outstanding assuming dilution	17,003,734	16,797,275	16,685,971

Diluted (loss) earnings per common share	$(0.24)	$(10.12)	$0.67

Due to the Company’s net loss position, unvested restricted shares (participating securities) totaling 1,138,091 and 649,897 for 2009 and 2008, respectively, were excluded from the calculation of both basic and diluted EPS.

In addition, stock option shares (non-participating securities) totaling 1,096,390 and 1,089,536 for 2009 and 2008, respectively, were excluded from the calculation of diluted EPS as they would have been antidilutive. Certain of these stock option shares were excluded solely due to the Company’s net loss position. Had the Company reported a profit for 2009 and 2008, these shares would have had an effect of 75,971 and 2,656 dilutive shares, respectively, for purposes of calculating diluted EPS. Stock option shares totaling 304,696 were excluded from the computation of 2007 diluted weighted average common shares outstanding, as their effect would have been antidilutive.

Risks and Uncertainties

The Company is a regional department store operator offering a broad assortment of brand-name fashion apparel and accessories for women, men and children as well as cosmetics, home furnishings and other goods. As of January 30, 2010, the Company operated 278 stores in 23 states in the Northeastern, Midwestern and upper Great Plains areas of the United States. The diversity of

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

the Company’s products, customers and geographic operations reduces the risk that a severe impact will occur in the near term as a result of changes in its customer base, competition or markets.

In response to the current global economic conditions and the recent decline in consumer spending, the Company has considered the impact of such factors on its liquidity and has performed an analysis of the key assumptions in its forecast such as sales, gross margin and SG&A expenses; an evaluation of its relationships with vendors and their factors, including availability of vendor credit; and an analysis of cash requirements, including the Company’s inventory and other working capital requirements, capital expenditures and borrowing availability under its credit facility. Based upon these analyses and evaluations, the Company expects its anticipated sources of liquidity will be sufficient to meet its obligations without significant revisions to its planned operations through 2010.

Recently Issued Accounting Standards

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value (“ASU 2009-05”), which provides amendments to ASC Subtopic 820-10, Fair Value Measurements and Disclosures — Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available. The amendments are intended to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. The Company adopted the provisions of this update, as required, in 2009. The adoption of ASU 2009-05 did not have an impact on the Company’s consolidated financial statements.

ASC Subtopic 715-20, Compensation — Retirement Benefits — Defined Benefit Plans (“ASC 715-20”), requires entities to provide enhanced disclosures about investment allocation decisions, the major categories of plan assets, the inputs and valuation techniques used to measure fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The enhanced disclosures required by ASC 715-20 are provided in Note 8.

2.	PROPERTY, FIXTURES AND EQUIPMENT

Property, fixtures and equipment and related accumulated depreciation and amortization consisted of:

	January 30,	January 31,
	2010	2009

Land and improvements	$121,967	$122,212
Buildings and leasehold improvements	640,888	637,959
Furniture and equipment	513,136	503,047
Buildings and equipment under capital leases	74,647	68,101

	1,350,638	1,331,319
Less: Accumulated depreciation and amortization	(594,020)	(498,556)

Net property, fixtures and equipment	$756,618	$832,763

Accumulated depreciation and amortization includes $15,593 and $11,471 at January 30, 2010 and January 31, 2009, respectively, related to buildings and equipment under capital leases.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

Amortization of buildings and equipment under capital leases is included within depreciation and amortization expense.

Depreciation and amortization expense related to property, fixtures and equipment of $109,233, $114,622 and $114,098 was included in depreciation and amortization expense for 2009, 2008 and 2007, respectively.

Asset impairment charges of $5,717, $17,853 and $2,747, which resulted in a reduction in the carrying amount of certain store and distribution center properties, were recorded in 2009, 2008 and 2007, respectively. The expenses are included in other impairment charges.

3.	GOODWILL AND INTANGIBLES

The changes in the carrying amount of goodwill for the years ended January 30, 2010 and January 31, 2009 are as follows:

	January 30,	January 31,
	2010	2009

Balance at beginning of year
Goodwill	$17,767	$17,767
Accumulated impairment losses	(17,767)	—

	—	17,767

Impairment loss	—	(17,767)

Balance at end of year
Goodwill	17,767	17,767
Accumulated impairment losses	(17,767)	(17,767)

	$—	$—

In accordance with ASC 350-20-35, the Company is required to review goodwill for impairment at the reporting unit level at least annually or when events or changes in circumstances indicate it is more likely than not that the carrying value of goodwill exceeds its implied fair value. Based on its reporting structure, management has determined the Company has one reporting unit for purposes of applying ASC 350-20-35. The economic environment as of the second quarter of 2008 depressed stock values for many companies, including that of the Company. This factor, coupled with the expectation that the economic challenges would impede near-term recovery in the retail sector, led the Company to determine that its goodwill should be reviewed for impairment during the second quarter of 2008.

In evaluating goodwill for impairment, the estimated fair value of the Company’s single reporting unit is compared to its carrying amount. If the estimated fair value is less than its carrying amount, an impairment loss is recorded to the extent that the implied fair value of the goodwill is less than its carrying amount. The fair value of the Company’s single reporting unit was estimated using a combination of its common stock trading value as of the end of the second quarter of 2008, a discounted cash flow analysis and other generally accepted valuation methodologies.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

As a result of the goodwill impairment review, the Company determined that its goodwill was fully impaired and, accordingly, recorded a goodwill impairment charge of $17,767 during the second quarter of 2008.

Intangible assets consist of the following:

	January 30,	January 31,
	2010	2009

Intangible assets subject to amortization
Gross amount
Lease-related interests	$100,388	$101,720
Customer lists and relationships	22,926	22,926

Total gross amount	123,314	124,646
Accumulated amortization
Lease-related interests	(29,870)	(24,395)
Customer lists and relationships	(8,607)	(6,216)

Total accumulated amortization	(38,477)	(30,611)

Net intangible assets subject to amortization	$84,837	$94,035

Intangible assets not subject to amortization
Trade names	42,700	42,700
Private label brand names	11,257	11,423
Other intangibles	—	13

Total intangible assets not subject to amortization	53,957	54,136

Net intangible assets	$138,794	$148,171

Private label brand names not subject to amortization were reduced by $166 in 2009 as a result of an impairment charge. In 2008, the Company recorded an asset impairment charge of $8,052 primarily related to the reduction in the value of trade names not subject to amortization. Private label brand names not subject to amortization were reduced by $1,323 in 2007 as a result of an impairment charge. The expenses are included in other impairment charges.

Lease-related interests reflect below-market-rate leases purchased in store acquisitions completed in 1992 through 2006 that were adjusted to reflect fair market value. The lease-related interests, including the unfavorable lease-related interests included in other long-term liabilities, are being amortized on a straight-line method and reported as “amortization of lease-related interests” in the consolidated statements of operations. At January 30, 2010, these lease-related interests have weighted-average remaining lives of 13 years for amortization purposes.

At January 30, 2010, customer lists and relationships are being amortized on a declining-balance method over the remaining lives of nine years. The amortization from the customer lists and relationships is included within depreciation and amortization expense.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

During 2009, 2008 and 2007, amortization of $2,402, $2,760 and $2,957, respectively, was recorded on customer lists and relationships and private label brand names (which were fully amortized as of January 31, 2009). Amortization of $4,866, $4,866 and $4,978 was recorded for favorable and unfavorable lease-related interests during 2009, 2008 and 2007, respectively. The Company anticipates amortization associated with customer lists and relationships of approximately $2,216 in 2010, $2,042 in 2011, $1,890 in 2012, $1,759 in 2013 and $1,629 in 2014. The Company anticipates amortization associated with favorable and unfavorable lease-related interests of approximately $4,555 in 2010, $4,747 in 2011, $4,698 in 2012, $4,553 in 2013 and $4,935 in 2014.

4.	FAIR VALUE MEASUREMENTS

ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) defines fair value and establishes a framework for measuring fair value. Effective February 3, 2008, the Company adopted the provisions codified within ASC 820 for financial assets and liabilities that are measured at fair value on a recurring basis.

ASC 820 establishes fair value hierarchy levels that prioritize the inputs used in valuations determining fair value. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are primarily quoted prices for similar assets or liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs based on the Company’s own assumptions.

As of January 30, 2010 and January 31, 2009, the Company held two interest rate swap contracts required to be measured at fair value on a recurring basis (see Note 10). The fair values of these interest rate swap contracts are derived from discounted cash flow analysis utilizing an interest rate yield curve that is readily available to the public or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized these interest rate swap contracts as a Level 2 fair value measurement.

The interest rate swap liability comprises the entirety of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis. The carrying value of the interest rate swap liability as of January 30, 2010 and January 31, 2009 is as follows:

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	Total Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

January 30, 2010	$6,319	$—	$6,319	$—

January 31, 2009	$5,708	$—	$5,708	$—

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

Effective February 1, 2009, the Company adopted the provisions of ASC 820 for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The following table represents the fair value measurements for assets measured at fair value on a nonrecurring basis:

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	January 30,	Markets	Inputs	Inputs	Total
	2010	(Level 1)	(Level 2)	(Level 3)	Losses

Property, fixtures and equipment	$3,300	$—	$—	$3,300	$(5,717)
Intangible assets	$—	$—	$—	$—	$(166)

In accordance with ASC 360-10-35, property, fixtures and equipment with a carrying amount of $9,017 were written down to their fair value of $3,300 as determined by a discounted cash flow analysis utilizing a discount rate the Company believes is appropriate and would be used by market participants and a market approach using data that includes recent sales of comparable properties with similar characteristics, resulting in an impairment charge of $5,717, which is reflected in other impairment charges.

In accordance with ASC 350-30-35, intangible assets not subject to amortization with a carrying amount of $166 were written down to their fair value of zero as determined by a Level 3 discounted cash flow analysis utilizing a discount rate the Company believes is appropriate and would be used by market participants, resulting in an impairment charge of $166, which is reflected in other impairment charges.

5.	SUPPLEMENTAL BALANCE SHEET INFORMATION

Prepaid expenses and other current assets were comprised of the following:

	January 30,	January 31,
	2010	2009

Income tax receivables	$8,288	$31,146
Other receivables	48,624	49,473
Prepaid expenses	30,778	32,822

Total	$87,690	$113,441

Accrued expenses were comprised of the following:

	January 30,	January 31,
	2010	2009

Customer liabilities	$50,203	$50,047
Interest	23,206	22,852
Taxes	37,625	39,191
Other	49,703	66,983

Total	$160,737	$179,073

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

Other long-term liabilities were comprised of the following:

	January 30,	January 31,
	2010	2009

Deferred income	$47,001	$47,765
Other	116,452	115,807

Total	$163,453	$163,572

6.	SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental cash flow information is provided for the periods reported:

	2009	2008	2007

Cash paid for:
Interest, net of amounts capitalized	$91,364	$93,121	$105,353
Income taxes, net of refunds received	(31,902)	3,995	34,961
Non-cash investing activities:
Increase (decrease) in accrued property, fixtures and equipment included in accounts payable and accrued expenses	$122	$(4,608)	$(2,428)
Assets acquired under capital leases	6,546	629	—

7.	EXIT OR DISPOSAL ACTIVITIES

In January 2010, the Company implemented a plan to reduce corporate and store personnel. Charges related to involuntary associate termination costs were $1,600 in 2009; these charges are reflected in SG&A expense. The Company expects to pay these costs in 2010.

In January 2009, the Company began implementing a cost savings plan to reduce operating expenses that included reducing corporate and store personnel by approximately 4,000 positions. Charges related to involuntary associate termination costs were $2,100 in 2008 and $2,976 in 2009; these charges are reflected in SG&A expense. The Company paid $4,988 of these costs in 2009.

In 2009, the Company closed three stores. In connection with the closing of these stores, the Company developed plans resulting in involuntary associate termination costs and other closing costs of $348 and $282, respectively, of which $305 was included in SG&A expense in 2008 and $325 in 2009. The Company paid these costs in 2009.

In 2008, the Company closed one store. Charges related to involuntary associate termination costs and other costs associated with the closing of this store were $20 and $33, respectively. The Company recognized $20 of the involuntary associate termination costs and $10 of the other closing costs during 2007. The remaining other closings costs of $23 were incurred during 2008. These charges are reflected in SG&A expense.

In March 2007, the Company closed its distribution center located in Ankeny, Iowa. Charges related to involuntary associate termination costs and other costs associated with the closing of this distribution center were $711 and $145, respectively. The Company recognized $233 of the involuntary associate termination costs during 2006. The remaining involuntary associate termination costs and other costs of $478 and $145, respectively, were incurred during 2007. These

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

charges are reflected in SG&A expense. The Company entered into a sublease agreement with a third party in August 2007 and anticipates the income from such agreement will approximate the remaining rent obligation.

In February 2007, the Company closed its Carson Pirie Scott store at One South State Street in Chicago, Illinois. In connection with the closing of this store, the Company developed plans resulting in involuntary associate termination costs and other closing costs of $2,914 and $1,383, respectively. During 2006, the Company recognized $2,436 of the involuntary associate termination costs and $273 of other costs. The Company recorded the remaining involuntary associate termination costs and closing costs of $478 and $1,110, respectively, during 2007. These charges are reflected in SG&A expense.

In 2007, the Company closed three additional stores. In connection with the closing of these stores, the Company developed plans resulting in involuntary associate termination costs and other closing costs of $223 and $230, respectively, of which $46 was included in SG&A expense in 2006 and $407 in 2007. In addition, the Company sold an owned property in conjunction with the closing of one of its stores and paid, in full, the related mortgage. The Company recognized a $510 gain on the building sale within SG&A expense and a $1,019 loss on the mortgage payoff within interest expense, net.

Following is a reconciliation of accruals related to the Company’s closing activities:

	2009	2008	2007

Beginning balance	$2,394	$20	$3,384
Provisions:
Lease termination fee	—	—	(4)
Contract termination	—	—	(11)
Associate termination benefits	4,703	2,322	1,107
Other closing costs	198	106	1,495

Total	4,901	2,428	2,587
Payments:
Lease termination fee	—	—	(340)
Contract termination	—	—	(21)
Associate termination benefits	(5,337)	(18)	(3,864)
Other closing costs	(270)	(36)	(1,726)

Total	(5,607)	(54)	(5,951)

Balance at year-end	$1,688	$2,394	$20

8.	EMPLOYEE BENEFIT PLANS

The Company provides eligible employees with retirement benefits under a 401(k) salary reduction and retirement contribution plan (the “Plan”). Employees become eligible to receive company contributions after they reach the age of 18, complete one year of service and have worked 1,000 hours in their first year of service or, if not, in any calendar year thereafter. Participants are eligible to receive a company contribution in the Plan if they have worked 1,000 hours in the calendar year and are employed on the last day of the Plan year. Participants are also eligible to receive a

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

company matching contribution if they have contributed eligible pre-tax dollars to the Plan and are employed on the last day of the Plan year. Under the Plan provisions, the majority of eligible employees are permitted to contribute up to 50% of their compensation to the Plan. Employees are permitted to begin non-matching contributions to the Plan after three months of service in a benefit status position. Employees are automatically enrolled to contribute 3% of pay unless the employee actively modifies or declines the election. Company matching contributions, not to exceed 6% of eligible employees’ compensation, are at the discretion of the Company’s Board of Directors. Company matching contributions under the Plan become fully vested for eligible employees after three years of service in which the employee works 1,000 hours annually. Contributions to the Plan under the retirement contribution provisions are at the discretion of the Company’s Board of Directors. Retirement contributions made through 2007 become fully vested after five years of service; retirement contributions made during 2008 and beyond become fully vested after three years of service.

The Company’s 2009, 2008 and 2007 expense under the 401(k) Plan was $4,050, $0 and $9,239, respectively. Pursuant to the provisions of the Plan, the Company’s Board of Directors determined that no retirement contribution would be made for 2009, and that no company matching contribution or retirement contribution would be made for 2008.

The Company provides a supplementary pension plan to certain key executives. Employees become 100% vested in the plan benefits after achieving a specific age as defined in each employee’s agreement. The benefits from this unfunded plan are paid upon retirement, providing the employee is age 60.

In addition, as a result of an acquisition, the Company assumed a liability for a supplementary pension plan. The benefits from this unfunded plan are paid upon retirement, provided that the participant is age 65 or older. All participants in this plan are fully vested.

As part of an acquisition, the Company acquired a defined benefit pension plan and unfunded supplemental pension plans. In connection with the acquisition, all future benefit accruals in the defined benefit plan were frozen. The defined benefit pension plan is also closed to new participants. On December 31, 2008, one of the unfunded supplemental pension plans was terminated and a related curtailment gain of $218 was recorded. A payment of $5,658 for settlement of this plan occurred during the first quarter of 2009. No settlement gain or loss was required to be recognized.

The Company also acquired an unfunded postretirement benefit plan as part of an acquisition. The unfunded postretirement plan provides medical and life insurance benefits. The medical portion of the plan is contributory, and contains cost-sharing features such as deductibles and co-insurance. The life insurance benefits of this plan are noncontributory.

On January 30, 2010, the Company adopted a new accounting standard codified within ASC 715-20. The new standard requires entities to provide enhanced disclosures about investment allocation decisions, the major categories of plan assets, the inputs and valuation techniques used to measure fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

Benefit obligations, fair value of plan assets and funded status of the plans are as follows:

			Medical and
			Life Insurance
	Pension Benefits		Benefits
	2009	2008	2009	2008

Change in benefit obligation:
Benefit obligation at beginning of year	$186,356	$200,709	$5,794	$6,585
Service cost	—	154	—	—
Interest cost	11,285	11,741	350	379
Participant contributions	—	—	351	339
Benefits paid	(23,495)	(19,731)	(683)	(970)
Curtailment gain	—	(1,710)	—	—
Actuarial loss (gain)	19,378	(4,807)	564	(539)

Benefit obligation at end of year	$193,524	$186,356	$6,376	$5,794

Change in the fair value of plan assets:
Plan assets at beginning of year	$113,674	$188,938	$—	$—
Actual return on plan assets	27,855	(56,355)	—	—
Company contributions	6,465	822	332	631
Participant contributions	—	—	351	339
Benefits paid	(23,495)	(19,731)	(683)	(970)

Plan assets at end of year	$124,499	$113,674	$—	$—

Funded status	$(69,025)	$(72,682)	$(6,376)	$(5,794)

Amounts recognized in the consolidated balance sheets consist of:

			Medical and
			Life Insurance
	Pension Benefits		Benefits
	2009	2008	2009	2008

Accrued expenses	$(765)	$(6,397)	$(928)	$(829)
Other long-term liabilities	(68,260)	(66,285)	(5,448)	(4,965)

Net amount recognized	$(69,025)	$(72,682)	$(6,376)	$(5,794)

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

Amounts recognized in accumulated other comprehensive loss (income) consist of:

			Medical and
			Life Insurance
	Pension Benefits		Benefits
	2009	2008	2009	2008

Net actuarial loss (gain)	$47,709	$54,003	$(503)	$(1,158)

Gross amount recognized	47,709	54,003	(503)	(1,158)
Deferred tax expense	3,903	3,903	232	232

Net amount recognized	$51,612	$57,906	$(271)	$(926)

The accumulated benefit obligation for all of the defined benefit and supplemental pension plans was $193,524 and $186,356 at January 30, 2010 and January 31, 2009, respectively. The benefit obligation and the accumulated benefit obligation for each of the pension benefit plans exceeded its assets at January 30, 2010 and January 31, 2009.

Components of net periodic benefit expense (income) and other amounts recognized in other comprehensive (income) loss before income taxes are as follows:

				Medical and
				Life Insurance
	Pension Benefits			Benefits
	2009	2008	2007	2009	2008	2007

Net periodic benefit expense (income):
Service cost	$—	$154	$130	$—	$—	$—
Interest cost	11,285	11,741	12,166	350	379	411
Expected return on plan assets	(7,059)	(12,302)	(14,673)	—	—	—
Recognition of prior service cost	—	4	4	—	—	—
Recognition of net actuarial loss (gain)	4,876	505	316	(91)	—	—
Curtailment gain	—	(218)	—	—	—	—

Net periodic benefit expense (income)	$9,102	$(116)	$(2,057)	$259	$379	$411

Other changes in plan assets and benefit
obligations recognized in other
comprehensive loss (income), before taxes:
Actuarial net (gain) loss	$(1,418)	$62,140	$(4,054)	$564	$(539)	$(856)
Recognition of prior service cost	—	(14)	(4)	—	—	—
Recognition of net actuarial (loss) gain	(4,876)	(277)	(316)	91	—	—

Total recognized in other comprehensive (income) loss, before taxes	$(6,294)	$61,849	$(4,374)	$655	$(539)	$(856)

Total recognized in net periodic cost and other comprehensive loss (income), before taxes	$2,808	$61,733	$(6,431)	$914	$(160)	$(445)

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The Company estimates the following amounts will be amortized from accumulated other comprehensive (income) loss to net periodic cost during 2010:

		Medical and
	Pension	Life Insurance
	Benefits	Benefits

Net actuarial loss	$3,880	$—

Weighted average assumptions used to determine benefit obligations are as follows:

			Medical and
			Life Insurance
	Pension Benefits		Benefits
	2009	2008	2009	2008

Discount rate	5.50%	6.50%	5.50%	6.50%
Rate of compensation increase	N/A	N/A	N/A	N/A

For measurement of the medical and life insurance benefits plan, the Company assumed a 9% annual rate of increase in the per capita cost of covered health care benefits for 2010, grading down to 5% by 2018.

Weighted average assumptions used to determine net periodic benefit expense (income) are as follows:

				Medical and
				Life Insurance
	Pension Benefits			Benefits
	2009	2008	2007	2009	2008	2007

Discount rate	6.50%	6.20%	5.75%	6.50%	6.20%	5.75%
Expected long-term return on plan assets	6.60%	6.90%	7.60%	N/A	N/A	N/A
Rate of compensation increase	N/A	3.00%	3.00%	N/A	N/A	N/A

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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

Assumed health care cost trend rate can have a significant effect on the amounts reported for the postretirement health care plan. A one-percentage point change in assumed health care costs would have the following effects:

	One-	One-
	Percentage	Percentage
	Point	Point
	Increase	Decrease

Effect on total service and interest cost components	$16	$(15)
Effect on postretirement benefit obligation	297	(274)

The weighted average pension plan asset allocation is as follows:

	2009	2008

Equity securities	65%	61%
Fixed income	31%	31%
Real estate	4%	8%

The Company’s target pension plan asset allocation of equity securities, fixed income and real estate at January 30, 2010 and January 31, 2009 was 65%, 30% and 5%, respectively. Investment objectives for the pension plan assets include:

•	Providing a long-term return on plan assets that provides sufficient assets to fund pension plan liabilities at an acceptable level of risk.

•	Maximizing the long-term return on plan assets by investing primarily in equity securities. The inclusion of additional asset classes with differing rates of return, volatility and correlation are utilized to reduce risk by providing diversification relative to equity securities.

•	Diversifying investments within asset classes to reduce the impact of losses in a single investment.

The fair value of the major categories of the pension plan assets as of January 30, 2010 is as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Equity securities common/collective trust funds:
U.S. large-cap	$—	$49,793	$—	$49,793
U.S. small/mid-cap		6,302		6,302
International developed economies		21,891		21,891
International emerging market economies		2,466		2,466
Fixed income common/collective trust fund		37,756		37,756
Real estate common/collective trust fund			5,441	5,441
Receivable for investments sold	850			850

Total	$850	$118,208	$5,441	$124,499

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

Changes in the Level 3 real estate common/collective trust fund are as follows:

2009

Fair value at beginning of year	$9,439
Realized gain	216
Unrealized loss	(3,351)
Purchases, sales, settlements, net	(863)

Fair value at end of year	$5,441

The common/collective trust funds are valued using the net asset value (“NAV”) provided by the administrator of the funds. The NAV is a quoted transactional price for participants in the fund, based on the underlying investments of the fund. The carrying value of the receivable for investments sold approximates fair value. The pension plan assets are invested in compliance with the Employee Retirement Income Security Act, as amended, and any subsequent regulations and laws. The Company does not permit direct purchases of its securities by the Plan.

Information about the expected cash flows related to the pension and other postretirement benefit plans is as follows:

		Medical and
	Pension	Life Insurance
	Benefits	Benefits

Expected Company contributions in 2010	$765	$928
Expected plan benefit payments (net of expected participant contributions) for year:
2010	$17,175	$928
2011	16,417	882
2012	15,950	832
2013	15,525	777
2014	14,921	718
2015-2019	66,594	2,622

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

9.	LONG-TERM DEBT

Long-term debt consisted of the following:

	January 30,	January 31,
	2010	2009

Senior secured credit facility — expires June 4, 2013; interest payable periodically at varying rates (2.67% weighted average for 2009)	$120,434	$320,059
Term loan — expires November 18, 2013; interest payable periodically at varying rates (15.75% weighted average for 2009)	75,000	—
Senior notes — mature on March 15, 2014; interest payable each March 15 and September 15 at 10.25%	510,000	510,000
Mortgage loan facility — principal payable in varying monthly installments, with balance due March 6, 2016; interest payable monthly at 6.21%; secured by land and buildings	242,690	247,743
Mortgage notes payable — principal payable in varying monthly installments through June 2016; interest payable monthly at 9.62%; secured by land and buildings	9,700	10,719
Mortgage note payable — principal payable January 1, 2011; interest payable monthly at 5.00%; secured by a building and fixtures	1,000	1,000

Total debt	$958,824	$1,089,521
Less: current maturities	(7,509)	(6,072)

Long-term debt	$951,315	$1,083,449

On December 4, 2009, The Bon-Ton Department Stores, Inc. and The Elder-Beerman Stores Corp. as borrowers (the “Borrowers”), and the Company and certain other subsidiaries as obligors (together with the Borrowers and the Company, the “Obligors”) entered into an Amended and Restated Loan and Security Agreement with Bank of America, N.A., as Agent, and certain financial institutions as lenders that amends and restates the Loan and Security Agreement entered into on March 6, 2006 (as amended prior to December 4, 2009, the “2006 Revolving Credit Facility”), and provides for a revolving credit facility of $675,000 expiring June 4, 2013 (the “Amended Revolving Credit Facility”). All borrowings under the Amended Revolving Credit Facility are limited by amounts available pursuant to a borrowing base calculation, which is based on percentages of eligible inventory, real estate and credit card receivables, in each case subject to reductions for applicable reserves. The terms of the Amended Revolving Credit Facility are substantially based on the terms of the 2006 Revolving Credit Facility. The Borrowers are jointly and severally liable for all of the obligations incurred under the Amended Revolving Credit Facility and the other loan documents, which obligations are guaranteed on a joint and several basis by the Company, the other Obligors and all future domestic subsidiaries of the Obligors (subject to certain exceptions). The proceeds of the Amended Revolving Credit Facility were used to pay the outstanding balance under the 2006 Revolving Credit Facility and will be used for other general corporate purposes. Commitments for loans under the Amended Revolving Credit Facility are in two tranches: Tranche A revolving commitments of $625,000 (which includes a $150,000 subline for letters of credit and $75,000 for swing line loans) and Tranche A-1 revolving commitments of $50,000. The Amended Revolving Credit Facility provides that the Borrowers may make requests to increase the Tranche A revolving

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

commitments up to $800,000 in the aggregate upon the satisfaction of certain conditions, provided that the lenders are under no obligation to provide any such increases. On December 31, 2010, the Tranche A-1 revolving commitments will be reduced by $20,000 and such amount will be reallocated to the Tranche A revolving commitments. Borrowings under the Amended Revolving Credit Facility will be at either (A) Adjusted LIBOR (based on the highest of (i) the British Bankers Association LIBOR Rate based on an interest period selected by the Borrowers, (ii) the British Bankers Association LIBOR Rate based on an interest period of three months and (iii) 1.25%) plus the applicable margin or (B) a base rate (based on the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Bank of America prime rate, and (iii) Adjusted LIBOR based on an interest period of one month plus 1.0%) plus the applicable margin. The applicable margin is based upon the excess availability under the Amended Revolving Credit Facility. The Borrowers are required to pay a commitment fee to the lenders for unused commitments at a rate of 0.5% to 1.0% per annum, based upon the unused portion of the total commitment under the Amended Revolving Credit Facility. The Amended Revolving Credit Facility is secured by a first priority security position on substantially all of the current and future assets of the Borrowers and the other Obligors, including, but not limited to, inventory, general intangibles, trademarks, equipment, certain real estate and proceeds from any of the foregoing, subject to certain exceptions and liens. The financial covenant contained in the Amended Revolving Credit Facility requires that the minimum excess availability be at least $75,000 at all times. Other covenants continue the requirements of the 2006 Revolving Credit Facility (with the exception that the limitation on capital expenditures no longer applies) and require that the Obligors provide the lenders with certain financial statements, forecasts and other reports and borrowing base certificates. In addition, there are certain limitations, including limitations on any debt the Obligors may have in addition to the existing debt, and the terms of that debt; acquisitions, joint ventures and investments; mergers and consolidations; dispositions of property; dividends by the Obligors or their subsidiaries (dividends paid may not exceed $5,000 in any year or $20,000 during the term of the agreement; however, additional dividends may be paid subject to meeting other requirements); transactions with affiliates; changes in the business or corporate structure of the Obligors or their subsidiaries; prepaying, redeeming or repurchasing certain debt; changes in accounting policies or reporting practices; and speculative transactions. The Amended Revolving Credit Facility also provides that it is a condition precedent to borrowing that no event has occurred that could reasonably be expected to have a material adverse effect, as defined in the agreement, on the Company. If the Company fails to comply with the financial covenant or the other restrictions contained in its Amended Revolving Credit Facility, term loan facility, mortgage loan facility or the indenture that governs its senior unsecured notes, an event of default would occur. An event of default could result in the acceleration of the Company’s debt due to the cross-default provisions within the debt agreements. As of January 30, 2010, the Company had borrowings of $120,434, with $358,177 of borrowing availability (before taking into account the minimum borrowing availability covenant of $75,000) and letter-of-credit commitments of $18,068. The borrowing base calculation under the Amended Revolving Credit Facility contains an inventory advance rate subject to periodic review at the lender’s discretion.

On November 18, 2009, The Bon-Ton Department Stores, Inc. and The Elder-Beerman Stores Corp. as Borrowers, and the Company and certain other subsidiaries as Obligors entered into a Second Lien Loan and Security Agreement with Sankaty Advisors, LLC; GB Merchant Partners, LLC and GA Capital, LLC as Agents that provides for $75,000 of term loans expiring November 18, 2013 (the “Term Loan Facility”). The terms of the Term Loan Facility are primarily based on the terms of the Company’s Amended Revolving Credit Facility. The Borrowers and other Obligors under the Term Loan Facility will be jointly and severally liable for all of the obligations incurred under the Term Loan Facility. The proceeds of the Term Loan Facility were used to pay part of the outstanding balance

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

under the 2006 Revolving Credit Facility and will be used for other general corporate purposes. Borrowings under the Term Loan Facility will be at either (A) Adjusted LIBOR (based on the highest of (i) the British Bankers Association LIBOR Rate for the two business days prior to the borrowing, (ii) the British Bankers Association LIBOR Rate based on an interest period of three months and (iii) 3.00%) plus the applicable margin or (B) a base rate (based on the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Bank of America prime rate, (iii) Adjusted LIBOR based on an interest period of one month and (iv) 3.0%) plus the applicable margin. The applicable margin is 12.75%. The Term Loan Facility is secured by a second priority security position on substantially all of the current and future assets of the Borrowers and the other Obligors, including, but not limited to, inventory, general intangibles, trademarks, equipment, certain real estate and proceeds from any of the foregoing, subject to certain exceptions and liens. The financial covenant contained in the Term Loan Facility requires that the minimum excess availability under the Amended Revolving Credit Facility be at least $75,000 at all times. Other covenants substantially mirror the requirements of the Amended Revolving Credit Facility. Dividends paid may not exceed $5,750 in any year or $23,000 during the term of the agreement; however, additional dividends may be paid subject to meeting other requirements.

On March 6, 2006, The Bon-Ton Department Stores, Inc. entered into an indenture (the “Indenture”) with The Bank of New York, as trustee, under which The Bon-Ton Department Stores, Inc. issued $510,000 aggregate principal amount of its 10 1/4% Senior Notes due 2014 (the “Notes”). The Notes are guaranteed on a senior unsecured basis by The Bon-Ton Stores, Inc. and by each of its subsidiaries that is an obligor under the Amended Revolving Credit Facility. The Notes mature on March 15, 2014. The Notes may not be redeemed prior to March 15, 2010. The interest rate of the Notes is fixed at 10 1/4% per year. Interest on the Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2006. The Indenture includes covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional debt, pay dividends (not to exceed $0.24 per share in any year) and make distributions, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions, and sell certain assets or merge with or into other companies.

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

The Company was in compliance with all loan agreement restrictions and covenants during 2009.

The fair value of the Company’s debt, excluding interest rate swaps, was estimated at $888,647 and $605,813 at January 30, 2010 and January 31, 2009, respectively, and is based on quoted market rates available to the Company or discounted cash flow analysis as appropriate.

Debt maturities by year at January 30, 2010 are as follows:

2010	$7,509
2011	6,978
2012	7,441
2013	203,458
2014	518,609
2015 and thereafter	214,829

$958,824

10.	INTEREST RATE DERIVATIVES

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

The Company enters into interest rate swap agreements to manage the fixed/variable interest rate mix of its debt portfolio. These derivatives are accounted for in accordance with ASC 815.

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

At January 30, 2010, the Company had two interest rate swap contracts to effectively convert a portion of its variable-rate debt to fixed-rate debt, both of which were entered into on July 14, 2006 and expire on July 14, 2011. These contracts entail the exchange of fixed-rate and floating-rate interest payments periodically over the life of the agreement. The floating-rate interest payments are based on three-month LIBOR rates. The following indicates the notional amounts of these interest rate swap contracts and the range of fixed-rates associated with these contracts:

	January 30,	January 31,
	2010	2009

Fixed swaps (notional amount)	$100,000	$100,000
Range of receive rate	0.25%-1.16%	1.16%-4.82%
Range of pay rate	5.48%-5.49%	5.48%-5.49%

On December 4, 2009, the Company amended and restated its senior secured credit facility (see Note 9), at which time the Company de-designated and re-measured its two interest rate swaps and discontinued hedge accounting prospectively in accordance with ASC 815. Specifically, ASC 815 requires the immediate recognition of the expected cumulative ineffectiveness, with the remaining amount to remain in AOCI and be reclassified into the statement of operations as the originally hedged forecasted transactions affect the statement of operations. As of December 4, 2009, the re-measured value of these swaps within AOCI was $6,688, of which $1,437 in expected cumulative ineffectiveness was immediately recognized in interest expense. Of the $5,251 remaining in AOCI as of December 4, 2009, $456 was reclassified to interest expense in 2009. The Company has not re-designated the two interest rate swaps to a new hedging relationship. Accordingly, the change in fair value after December 4, 2009 was recognized in interest expense.

The following table summarizes the fair value (see Note 4) and presentation in the consolidated balance sheet of the de-designated interest rate swaps as of January 30, 2010:

Balance Sheet Location	Derivative Assets	Derivative Liabilities

Other Long-Term Liabilities	$—	$6,319

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The following table summarizes the effect of the interest rate swaps on the 2009 consolidated statement of operations and OCI or AOCI prior to being de-designated on December 4, 2009:

			Amount of	Location of	Amount of
			Loss	Loss	Loss
	Amount of	Location of Loss	Reclassified	Recognized	Recognized
	Loss	Reclassified from	from AOCI to	in the	in the
	Recognized	AOCI to the	the Statement	Statement of	Statement of
	in OCI	Statement of	of Operations	Operations	Operations
	(effective	Operations	(effective	(ineffective	(ineffective
	portion)	(effective portion)	portion)	portion)	portion)

2009	$4,953	Interest Expense, Net	$3,973	Interest Expense, Net	$—

The following table summarizes the effect of the interest rate swaps on the 2009 consolidated statement of operations and AOCI after being de-designated on December 4, 2009:

	Loss			Location of
	Reclassified	Location of Loss		Loss
	from AOCI	Reclassified from	Loss	Recognized
	to the	AOCI to the	Recognized in	in the
	Statement of	Statement of	the Statement	Statement of
	Operations	Operations	of Operations	Operations

2009	$1,893	Interest Expense, Net	$470	Interest Expense, Net

At January 30, 2010, it is expected that approximately $3,590 of losses in AOCI related to interest rate swaps will be reclassified into the statement of operations within the next 12 months.

11.	INTEREST COSTS

Interest costs for the Company are as follows:

	2009	2008	2007

Interest costs incurred	$99,468	$98,813	$109,028
Interest income	(464)	(556)	(606)
Capitalized interest, net	(196)	(410)	(257)

Interest expense, net	$98,808	$97,847	$108,165

12.	COMMITMENTS AND CONTINGENCIES

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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

At January 30, 2010, future minimum lease payments for the fixed, noncancelable terms of operating leases and the present value of net minimum lease payments under capital leases are as follows:

Year	Capital Leases	Operating Leases

2010	$10,169	$95,303
2011	10,151	86,966
2012	8,271	75,425
2013	7,500	66,642
2014	7,500	51,193
2015 and thereafter	67,500	158,602

Total net minimum rentals	$111,091	$534,131

Less: Amount representing interest	(40,642)

Present value of net minimum lease payments, of which $5,044 is due within one year	$70,449

Minimum rental commitments under operating leases are reflected without reduction for rental income due in future years under noncancelable subleases since income under these subleases is immaterial. Some of the store leases contain renewal options ranging from two to 59 years. Included in the minimum lease payments under operating leases are leased vehicles, copiers, fax machines, computer equipment and a related-party commitment with an entity associated with the Company’s majority shareholder of $224 for 2010 and $112 for 2011.

Rental expense consisted of the following:

	2009	2008	2007

Operating leases:
Buildings:
Rental expense	$88,615	$89,119	$87,659
Contingent rentals	7,237	7,034	8,918
Fixtures and equipment	5,011	3,628	3,256

Totals	$100,863	$99,781	$99,833

Rental expense includes amounts paid to an entity related to the Company’s majority shareholder of $224 for each of 2009, 2008 and 2007.

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

13.	SHAREHOLDERS’ EQUITY

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

14.	COMPREHENSIVE INCOME (LOSS)

The accumulated balances for each classification of other comprehensive income (loss) are as follows:

	Pension and		Other
	Postretirement	Cash Flow	Comprehensive
	Benefit Plans	Hedges	Income (Loss)

Balance at February 3, 2007	$2,033	$(844)	$1,189
Net current period change	3,266	(3,656)	(390)

Balance at February 2, 2008	5,299	(4,500)	799
Net current period change	(62,279)	2,016	(60,263)

Balance at January 31, 2009	(56,980)	(2,484)	(59,464)
Net current period change	5,639	913	6,552

Balance at January 30, 2010	$(51,341)	$(1,571)	$(52,912)

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The related tax effects allocated to each component of accumulated other comprehensive income (loss) are as follows:

	Before-Tax	Tax Benefit	Net-of-Tax
	Amount	(Expense)	Amount

2007:
Pension and postretirement benefit plans:
Reclassification adjustments for prior service cost	$4	$(1)	$3
Reclassification adjustments for prior net actuarial loss	316	(118)	198
Actuarial net gain	4,910	(1,845)	3,065

	5,230	(1,964)	3,266
Cash flow hedges:
Derivative loss	(6,492)	2,713	(3,779)
Reclassification adjustments for losses realized in net income	212	(89)	123

	(6,280)	2,624	(3,656)

Other comprehensive loss	$(1,050)	$660	$(390)

2008:
Pension and postretirement benefit plans:
Reclassification adjustments for prior service cost	$14	$—	$14
Reclassification adjustments for prior net actuarial loss	277	—	277
Actuarial net loss	(61,601)	(969)	(62,570)

	(61,310)	(969)	(62,279)
Cash flow hedges:
Derivative income	20	—	20
Reclassification adjustments for losses realized in net loss	1,996	—	1,996

	2,016	—	2,016

Other comprehensive loss	$(59,294)	$(969)	$(60,263)

2009:
Pension and postretirement benefit plans:
Reclassification adjustments for prior net actuarial loss	$4,785	$—	$4,785
Actuarial net gain	854	—	854

	5,639	—	5,639
Cash flow hedges:
Derivative loss	(4,953)	—	(4,953)
Reclassification adjustments for losses realized in net loss	5,866	—	5,866

	913	—	913

Other comprehensive income	$6,552	$—	$6,552

As a result of the additional deferred tax asset valuation allowance established in the fourth quarter of 2008 and maintained throughout 2009, the changes recognized within other

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

comprehensive income (loss) for 2009 and 2008 were recorded on a gross basis, with the exception of the tax expense of $969 related to a supplemental pension plan termination in 2008.

15.	SHARE-BASED COMPENSATION

The Company’s 2009 Omnibus Incentive Plan (“2009 Omnibus Plan”), as approved by shareholders on June 16, 2009, provides for the granting of common stock options, restricted shares, restricted stock units, performance shares, stock appreciation rights, phantom stock and dividend equivalent rights to certain employees, executive officers, directors, consultants and advisors. A maximum of 2,500,000 shares may be granted under the 2009 Omnibus Plan, in addition to available shares transferring from the Company’s Amended and Restated 2000 Stock Incentive and Performance-Based Award Plan (“2000 Stock Plan”) between June 16, 2009 and March 2, 2010. At January 30, 2010, 2,557,986 shares were available within the 2009 Omnibus Plan. Vesting periods for the awards are at the discretion of the Company’s Board of Directors.

The 2000 Stock Plan, as amended through June 17, 2008, provided for the granting of common stock options, restricted shares, restricted stock units and performance-based awards to certain employees, officers, directors, consultants and advisors. A maximum of 3,600,000 shares were available under the 2000 Stock Plan; no shares remain available as of January 30, 2010.

The Company’s Amended and Restated 1991 Stock Option and Restricted Stock Plan (“1991 Stock Plan”), as amended through June 17, 1997, provided for the granting of restricted shares, common stock options and performance-based common stock options as part of a long-term incentive plan for selected officers. A maximum of 1,900,000 shares were available under the 1991 Stock Plan; no shares remain available as of January 30, 2010.

Stock options granted during 2008 and 2007 were granted with an exercise price equal to the market value of the underlying stock on the grant date, vest over one to four years and had a contractual term of seven years. No stock options were granted during 2009.

Restricted shares granted during 2009, 2008 and 2007 vest over one to three years. Employees granted restricted shares are not required to pay for the shares; however, they must remain employed with the Company until the restrictions on the shares lapse. In addition, vesting of certain restricted shares awarded during 2009, 2008 and 2007 was subject to the achievement of specified criteria based on Company performance.

Restricted stock units granted during 2009, 2008 and 2007 vest over one year. Employees and directors who are granted restricted stock units are not required to pay for the shares but must remain employed by the Company, or continue to serve as a member of its Board of Directors, until the restricted stock units vest. In addition, vesting of certain restricted stock units awarded during 2007 was subject to the achievement of specified criteria based on Company performance.

The Company recognizes share-based compensation pursuant to ASC 718. The Company measures the cost of grantee services received in exchange for an award of equity instruments based on the grant date fair value of the award, and recognizes that cost over the period that the grantee is required to provide service in exchange for the award. For the stock option awards, the Company estimates grant date fair value using the Black-Scholes option valuation model. For restricted share and restricted stock unit grants, grant date fair value is determined based upon the closing trading value of the Company’s stock on the day of the grant. The Company generally issues new stock to satisfy share-based awards.

The compensation cost that has been recorded within SG&A expense for the Company’s share-based award plans was $5,083, $5,272 and $7,965 for 2009, 2008 and 2007, respectively.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

There was no income tax benefit or expense recognized in the 2009 statement of operations for share-based award compensation due to continuation of a full valuation allowance on all net deferred tax assets related to share-based award compensation. Income tax expense of $4,135 was recognized in the 2008 statement of operations for share-based award compensation, due in large part to the establishment of a full valuation allowance on all net deferred tax assets related to share-based award compensation at January 31, 2009. An income tax benefit of $2,235 was recognized in the 2007 statement of operations for share-based compensation.

Cash received from exercised stock options was $0, $0 and $604 for 2009, 2008 and 2007, respectively. Actual tax deduction benefits from exercised stock options and vested restricted shares totaled $46, $113 and $1,077 for 2009, 2008 and 2007, respectively.

Awards with graded vesting are recognized using graded amortization.

Based upon an examination of forfeiture rates for the various classes of stock options, restricted stock units and restricted shares, Company management does not believe the total number of options or shares that are vested and expected to vest as of January 30, 2010 are materially different from the respective number of options or shares outstanding as of January 30, 2010.

Stock Options

The fair value of each option award was estimated on the grant date using the Black-Scholes option valuation model and the assumptions noted in the following table (no stock options were awarded in 2009):

	2009	2008	2007

Weighted average grant date fair value	—	$1.99	$22.83
Weighted average risk-free interest rate	—	2.7%	4.4%
Weighted average expected volatility	—	57.9%	50.5%
Weighted average expected dividend yield	—	3.9%	0.5%
Weighted average expected term (years)	—	5.0	4.9

The risk-free interest rates used in 2008 and 2007 were based on the zero-coupon U.S. Treasury bond, with a term equal to the expected term of the stock options. The volatility used in 2008 and 2007 represents the historical volatility of the Company’s common shares over a period that approximates the expected term of the stock options. The expected dividend yields used in 2008 and 2007 were estimated based on historical dividend yields.

The expected terms of options granted in 2008 and 2007 were estimated using the average of the vesting period and the contractual term, in accordance with the simplified method as provided within SEC Staff Accounting Bulletin No. 107, “Share-Based Payment.” The SEC issued Staff Accounting Bulletin No. 110, “Share-Based Payment,” on December 21, 2007, which provided for continued application of the simplified method in certain circumstances. The Company has continued to apply the simplified method, given a significant change in stock option contractual terms that precludes adequate historical exercise data to provide a reasonable basis for estimating expected term.

The Company’s stock options include stock options granted from the 2000 Stock Plan and the 1991 Stock Plan.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

A summary of the stock options as of January 30, 2010 and changes during 2009 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Shares Under	Average per-Share	Contractual Term	Intrinsic
	Option	Exercise Price	(Years)	Value

Outstanding as of January 31, 2009	1,134,106	$17.16
Forfeited	(52,248)	21.85

Outstanding as of January 30, 2010	1,081,858	16.93	4.32	$1,861

Exercisable as of January 30, 2010	455,666	$20.95	3.40	$50

The total intrinsic value of options exercised was $0, $0 and $1,231 during 2009, 2008 and 2007, respectively. As of January 30, 2010, there was $540 of total unrecognized compensation cost related to unvested stock options; that cost is expected to be recognized over a weighted average period of 0.56 years.

Restricted Stock Units

Restricted stock units consist of units granted from the 2009 Omnibus Plan and the 2000 Stock Plan. The fair value of each restricted stock unit award is determined based upon the closing trading value of the Company’s stock on the day of the grant. A summary of the restricted stock units as of January 30, 2010 and changes during 2009 is presented below:

			Weighted Average Grant-
	Restricted Stock Units		Date Fair Value
	Performance		Performance
	and Service	Service	and Service	Service
	Required	Required	Required	Required

Outstanding as of January 31, 2009	20,259	195,994	$21.90	$9.64
Granted	—	73,920	—	4.87
Exercised	—	(11,581)	—	18.99

Outstanding as of January 30, 2010	20,259	258,333	21.90	7.86

As of January 30, 2010, all outstanding restricted stock units in the above table were vested, and there was no unrecognized compensation cost related to restricted stock units. Vested awards will be settled in shares after certain events and time periods occur, as defined within the terms of the restricted stock unit grant agreements.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The total fair value of restricted stock units vested during 2009, 2008 and 2007 was $647, $168 and $145, respectively.

The weighted-average grant date fair value of restricted stock units granted during 2009, 2008 and 2007 was $4.87 per unit, $3.91 per unit and $40.47 per unit, respectively.

The Company pays cash dividend equivalents on all outstanding restricted stock units.

Restricted Shares

The Company’s restricted shares consist of shares granted from the 2000 Stock Plan. The fair value of each restricted share award is determined based upon the closing trading value of the Company’s stock on the day of the grant. A summary of the restricted share awards as of January 30, 2010 and changes during 2009 is presented below:

			Weighted Average Grant-
	Restricted Shares		Date Fair Value
	Performance		Performance
	and Service	Service	and Service	Service
	Required	Required	Required	Required

Nonvested as of January 31, 2009	—	548,788	—	$19.08
Granted	467,927	692,000	$1.32	1.78
Vested	(421,134)	(33,250)	1.32	31.53
Forfeited	(46,793)	(11,406)	1.32	10.67

Nonvested as of January 30, 2010	—	1,196,132	—	8.81

As of January 30, 2010, there was $983 of total unrecognized compensation cost related to restricted shares that is expected to be recognized over a weighted average period of 0.96 years.

The total fair value of shares vested during 2009, 2008 and 2007 was $3,765, $540 and $1,628, respectively.

The Company pays cash dividends on all outstanding restricted shares.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

16.	INCOME TAXES

Components of the income tax (benefit) provision were as follows:

	2009	2008	2007

Current:
Federal	$(9,767)	$(39,179)	$4,316
State	(2,447)	1,019	251

Total current	(12,214)	(38,160)	4,567

Deferred:
Federal	4,019	83,279	2,529
State	164	17,974	(1,151)

Total deferred	$4,183	$101,253	$1,378

Income tax (benefit) provision	$(8,031)	$63,093	$5,945

Components of gross deferred tax assets and liabilities were as follows:

	January 30,	January 31,
	2010	2009

Deferred tax assets:
Net operating losses	$47,692	$49,962
Alternative minimum tax credits	5,806	8,020
Defined benefit pension obligations	23,401	22,785
Accrued expenses	8,375	6,627
Inventories	4,790	14,349
Equity compensation	7,852	6,463
Rent amortization	24,594	22,909
Other	26,748	26,424

Gross deferred tax assets	149,258	157,539
Less: Valuation allowance	(140,452)	(145,468)

Total gross deferred tax assets	8,806	12,071

Deferred tax liabilities:
Property, fixtures and equipment	(5,262)	(7,276)
Other	(5,061)	(2,129)

Total gross deferred tax liabilities	(10,323)	(9,405)

Net deferred tax (liabilities) assets	$(1,517)	$2,666

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. In assessing the realizability of its deferred tax assets, the Company considered whether it was more likely than not that its deferred tax assets will be realized based upon all available evidence, including the scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability, and limitations pursuant to Section 382 of the Internal Revenue Code (“Section 382”), among others. Pursuant to ASC 740, significant weight is to be given to evidence that can be objectively verified. As a result, a company’s current or previous losses are given more weight than any projected future taxable income. In addition, a recent three-year historical cumulative loss is considered a significant element of negative evidence that is difficult to overcome.

The Company has evaluated its deferred tax assets each reporting period, including assessment of its cumulative income or loss over the prior three-year period, to determine if valuation allowances were required. The Company’s three-year historical cumulative loss as of the fourth quarter of 2008 was a significant element of negative evidence. This, combined with uncertain near-term economic conditions, impeded the Company’s ability to rely on its projections of future taxable income in establishing its deferred tax assets valuation allowance at January 31, 2009. Accordingly, a full valuation allowance was established during the fourth quarter of 2008 on nearly all of the Company’s net deferred tax assets, resulting in a tax expense adjustment of $108,495. With respect to reviews during 2009, the Company’s three-year historical cumulative loss and the continuation of uncertain near-term economic conditions again impeded the Company’s ability to rely on its projections of future taxable income in assessing valuation allowance requirements. As such, the Company concluded that it was necessary to maintain a full valuation allowance on its net deferred tax assets.

The Company reported deferred tax asset valuation allowances of $140,452 and $145,468 at January 30, 2010 and January 31, 2009, respectively. If actual results differ from the Company’s underlying estimates, or these estimates are adjusted in future periods, the Company may need to adjust its valuation allowance — which could materially impact its financial position and results of operations.

As a result of the additional deferred tax asset valuation allowance recognition in 2008, the changes recognized within other comprehensive income (loss) for 2009 were recorded on a gross basis, as were the changes recognized in 2008 with the exception of a tax expense of $969 related to a post-retirement benefit plan termination.

If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard under ASC 740, the valuation allowance would be reversed accordingly in the period that such a conclusion is reached.

At January 30, 2010, the Company had federal and state net operating loss carry-forwards of $88,209 and $365,781, respectively, which are available to offset future federal and state taxable income, subject to certain limitations imposed by Section 382. These net operating losses will expire at various dates from 2010 through 2030.

The Company has alternative minimum tax credits of $5,806 and $8,020 as of January 30, 2010 and January 31, 2009, respectively. The Company acquired $2,064 of these credits in connection with an acquisition; their use is subject to the limitations imposed by Section 382. These credits can be carried-forward indefinitely.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	2009	2008	2007

Tax at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	25.7	3.8	0.6
Valuation allowance changes, net	2.9	(96.8)	3.0
Changes in state deferred tax rate	2.9	(0.2)	(4.5)
Other, net	—	(0.9)	(0.1)

Effective tax rate	66.5%	(59.1)%	34.0%

The Company elected to use the extended carry-back for its 2008 net operating loss, as allowed by The Worker, Homeownership, and Business Assistance Act of 2009 (“2009 Act”). The 2009 Act allowed the Company to carry back federal net operating losses for up to five years, instead of the general two-year carry-back. This election resulted in a reduction to the Company’s valuation allowance of $6,920 during the fourth quarter of 2009. The Company plans to file this carry-back claim during 2010, and expects to receive a corresponding federal income tax refund of approximately $6,920 as reflected within prepaid expenses and other current assets at January 30, 2010.

In accordance with ASC 740, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. A reconciliation of the beginning and ending gross unrecognized tax benefits is as follows:

	2009	2008	2007

Balance at beginning of year	$7,274	$17,234	$18,275
Increases related to prior year tax positions	7,504	—	252
Decreases related to prior year tax positions	—	—	(351)
Increases related to current year tax positions	118	98	643
Lapse of statute	(2,912)	(10,058)	(1,585)

Balance at end of year	$11,984	$7,274	$17,234

The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $2,870 and $5,376 as of January 30, 2010 and January 31, 2009, respectively.

During the twelve months subsequent to January 30, 2010, it is reasonably possible that the gross unrecognized tax benefits will decrease by up to $1,236, of which $1,236 could affect the income tax provision. This potential decrease is due to expiration of certain statute of limitations and potential favorable resolution of audits with respect to state tax positions relating to basis differences from prior acquisitions and state issues relating to expense disallowances.

It is the Company’s policy to record interest on unrecognized tax benefits as an income tax provision. The Company believes that penalties are not applicable to any of its uncertain tax positions. For 2009, the Company recorded $444 as an income tax provision to reflect additional interest on unrecognized tax benefits, offset by a $913 reduction of accrued interest pursuant to lapses of statutes during 2009. For 2008, the Company recorded $705 as an income tax provision to

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

reflect additional interest on unrecognized tax benefits, offset by a $2,322 reduction of accrued interest pursuant to lapses of statutes during 2008. For 2007, the Company recorded $1,189 as an income tax provision to reflect additional interest on unrecognized tax benefits. At January 30, 2010 and January 31, 2009, the Company had accruals of $1,152 and $1,621, respectively, for interest on unrecognized tax benefits.

The Company’s federal tax returns for the years ended January 31, 2006 through the present are open to examination, as are the Company’s various state tax returns for the tax years ended January 31, 2005 through the present.

17.	QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended
	May 2,	August 1,	October 31,	January 30,
2009:	2009	2009	2009	2010

Net sales	$644,531	$609,228	$703,946	$1,002,119
Other income	18,392	16,076	18,667	21,978

	662,923	625,304	722,613	1,024,097

Costs and expenses:
Costs of merchandise sold	420,366	383,097	439,029	619,700
Selling, general and administrative	236,827	222,923	234,798	269,091
Depreciation and amortization	28,098	28,611	27,622	27,304
Amortization of lease-related interests	1,227	1,217	1,216	1,206
Other impairment charges	—	85	394	5,404

(Loss) income from operations	(23,595)	(10,629)	19,554	101,392
Interest expense, net	22,926	23,194	23,201	29,487

(Loss) income before income taxes	(46,521)	(33,823)	(3,647)	71,905
Income tax (benefit) provision	(1,080)	939	506	(8,396)

Net (loss) income	$(45,441)	$(34,762)	$(4,153)	$80,301

Per Share Amounts — Basic:
Net (loss) income	$(2.67)	$(2.04)	$(0.24)	$4.39
Per Share Amounts — Diluted:
Net (loss) income	$(2.67)	$(2.04)	$(0.24)	$4.34

The quarter ended January 30, 2010 includes impairment charges of $5,238 and $166 resulting in a reduction in the carrying amount of certain store and distribution center properties and intangible assets (private label brand names) not subject to amortization, respectively. In addition, an income tax benefit adjustment of $6,340 was recorded to reflect a deferred tax asset valuation allowance release associated with implementation of the carry-back provisions of the 2009 Act, partially offset by certain other valuation allowance increases.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

	Quarter Ended
	May 3,	August 2,	November 1,	January 31,
2008:	2008	2008	2008	2009

Net sales	$700,248	$673,384	$724,927	$1,031,408
Other income	22,775	21,513	22,742	28,418

	723,023	694,897	747,669	1,059,826

Costs and expenses:
Costs of merchandise sold	462,500	431,962	466,791	673,707
Selling, general and administrative	255,774	246,394	261,916	269,441
Depreciation and amortization	29,018	29,892	29,770	28,702
Amortization of lease-related interests	1,208	1,206	1,220	1,232
Goodwill impairment	—	17,767	—	—
Other impairment charges	—	—	—	25,905

(Loss) income from operations	(25,477)	(32,324)	(12,028)	60,839
Interest expense, net	24,362	24,376	24,681	24,428

(Loss) income before income taxes	(49,839)	(56,700)	(36,709)	36,411
Income tax (benefit) provision	(15,776)	(22,874)	(22,375)	124,118

Net loss	$(34,063)	$(33,826)	$(14,334)	$(87,707)

Per Share Amounts — Basic:
Net loss	$(2.03)	$(2.01)	$(0.85)	$(5.22)
Per Share Amounts — Diluted:
Net loss	$(2.03)	$(2.01)	$(0.85)	$(5.22)

The quarter ended August 2, 2008 includes an asset impairment charge of $17,767 to write-off the value of goodwill.

The quarter ended November 1, 2008 includes a tax benefit adjustment of $7,038 resulting from a statute-of-limitations expiration; the adjustment was recorded within the income tax benefit.

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

18.	GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

On March 6, 2006, The Bon-Ton Department Stores, Inc. (the “Issuer”), a wholly owned subsidiary of the Company, entered into an Indenture with The Bank of New York, as trustee, under which the Issuer issued $510,000 aggregate principal amount of its 10 1/4% Senior Notes due 2014 (see Note 9). The Notes are guaranteed on a senior unsecured basis by the Company and by each of

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

the Company’s subsidiaries, other than the Issuer, that is an obligor under the Company’s Amended Revolving Credit Facility. The guarantees are full and unconditional and joint and several.

The condensed consolidating financial information for the Company, the Issuer and the Company’s guarantor and non-guarantor subsidiaries as of January 30, 2010 and January 31, 2009 and for 2009, 2008 and 2007 as presented below has been prepared from the books and records maintained by the Company, the Issuer and the guarantor and non-guarantor subsidiaries. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the guarantor and non-guarantor subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from affiliates will exist at any time.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The Bon-Ton Stores, Inc.
Condensed Consolidating Balance Sheet
January 30, 2010

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$9,962	$8,959	$—	$—	$18,922
Merchandise inventories	—	339,616	319,783	—	—	659,399
Prepaid expenses and other current assets	—	73,640	11,549	3,035	(534)	87,690

Total current assets	1	423,218	340,291	3,035	(534)	766,011

Property, fixtures and equipment at cost, net	—	226,915	239,850	289,853	—	756,618
Deferred income taxes	—	4,277	9,026	—	—	13,303
Intangible assets, net	—	59,332	79,462	—	—	138,794
Investment in and advances to (from) affiliates	141,755	489,259	153,717	316	(785,047)	—
Other long-term assets	—	38,561	4,263	4,457	—	47,281

Total assets	$141,756	$1,241,562	$826,609	$297,661	$(785,581)	$1,722,007

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$163,671	$—	$—	$—	$163,671
Accrued payroll and benefits	—	40,632	7,665	—	—	48,297
Accrued expenses	—	73,953	85,979	1,339	(534)	160,737
Current maturities of long-term debt and obligations under capital leases	—	3,635	2,409	6,509	—	12,553
Deferred income taxes	—	5,650	9,170	—	—	14,820

Total current liabilities	—	287,541	105,223	7,848	(534)	400,078
Long-term debt and obligations under capital leases, less current maturities	—	715,891	54,948	245,881	—	1,016,720
Other long-term liabilities	—	120,469	41,706	1,278	—	163,453

Total liabilities	—	1,123,901	201,877	255,007	(534)	1,580,251

Shareholders’ equity	141,756	117,661	624,732	42,654	(785,047)	141,756

Total liabilities and shareholders’ equity	$141,756	$1,241,562	$826,609	$297,661	$(785,581)	$1,722,007

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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
2009

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,288,825	$1,670,999	$—	$—	$2,959,824
Other income	—	34,395	40,718	—	—	75,113

	—	1,323,220	1,711,717	—	—	3,034,937
Costs and expenses:
Costs of merchandise sold	—	810,479	1,051,713	—	—	1,862,192
Selling, general and administrative	—	439,870	559,811	95	(36,137)	963,639
Depreciation and amortization	—	45,021	54,984	11,630	—	111,635
Amortization of lease-related interests	—	2,805	2,061	—	—	4,866
Other impairment charges	—	1,359	4,524	—	—	5,883

Income (loss) from operations	—	23,686	38,624	(11,725)	36,137	86,722
Other income (expense):
Intercompany rental and royalty income	—	—	7,749	28,388	(36,137)	—
Equity in (losses) earnings of subsidiaries	(12,086)	41,830	—	—	(29,744)	—
Interest expense, net	—	(77,602)	(4,460)	(16,746)	—	(98,808)

(Loss) income before income taxes	(12,086)	(12,086)	41,913	(83)	(29,744)	(12,086)
Income tax benefit	(8,031)	(8,031)	(55)	—	8,086	(8,031)

Net (loss) income	$(4,055)	$(4,055)	$41,968	$(83)	$(37,830)	$(4,055)

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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Cash Flows
2009

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:	$866	$176,908	$20,823	$9,385	$(13,948)	$194,034

Cash flows from investing activities:
Capital expenditures	—	(21,471)	(10,875)	—	—	(32,346)
Intercompany investing activity	—	(1,982)	—	—	1,982	—
Proceeds from sale of property, fixtures and equipment	—	25	85	—	—	110

Net cash used in investing activities	—	(23,428)	(10,790)	—	1,982	(32,236)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(891,586)	(2,236)	(6,072)	—	(899,894)
Proceeds from issuance of long-term debt	—	765,051	—	—	—	765,051
Intercompany financing activity	—	(866)	(7,787)	(3,313)	11,966	—
Cash dividends paid	(866)	—	—	—	—	(866)
Deferred financing costs paid	—	(24,013)	—	—	—	(24,013)
Decrease in bank overdraft balances	—	(2,873)	—	—	—	(2,873)

Net cash used in financing activities	(866)	(154,287)	(10,023)	(9,385)	11,966	(162,595)

Net (decrease) increase in cash and cash equivalents	—	(807)	10	—	—	(797)

Cash and cash equivalents at beginning of period	1	10,769	8,949	—	—	19,719

Cash and cash equivalents at end of period	$1	$9,962	$8,959	$—	$—	$18,922

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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Cash Flows
2007

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:	$2,834	$88,088	$50,846	$12,168	$(18,372)	$135,564

Cash flows from investing activities:
Capital expenditures	—	(64,416)	(45,243)	—	—	(109,659)
Acquisitions, net of cash acquired	—	(62)	—	—	—	(62)
Proceeds from sale of property, fixtures and equipment	—	259	53	2,495	—	2,807

Net cash (used in) provided by investing activities	—	(64,219)	(45,190)	2,495	—	(106,914)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(882,987)	(1,714)	(8,772)	—	(893,473)
Proceeds from issuance of long-term debt	—	851,309	—	—	—	851,309
Intercompany financing activity	—	(2,834)	(9,657)	(5,881)	18,372	—
Cash dividends paid	(3,438)	—	—	—	—	(3,438)
Proceeds from stock options exercised	604	—	—	—	—	604
Excess tax benefit from stock-based compensation	—	366	—	—	—	366
Deferred financing costs paid	—	(297)	—	(10)	—	(307)
Increase in bank overdraft balances	—	12,794	—	—	—	12,794

Net cash used in financing activities	(2,834)	(21,649)	(11,371)	(14,663)	18,372	(32,145)

Net increase (decrease) in cash and cash equivalents	—	2,220	(5,715)	—	—	(3,495)

Cash and cash equivalents at beginning of period	1	7,384	17,348	—	—	24,733

Cash and cash equivalents at end of period	$1	$9,604	$11,633	$—	$—	$21,238

19.	THIRD AMENDMENT TO CREDIT CARD PROGRAM AGREEMENT

On August 4, 2009, the Company entered into a Third Amendment to the Credit Card Program Agreement (the “Third Amendment”) with HSBC, effective as of January 1, 2009. Under the agreement, which is in effect through June 20, 2012, the Company continues to participate in the revenue generated by credit sales. The Third Amendment defines additional protection for the credit lines of certain of the Company’s credit card customers, revises the compensation the Company will

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

receive for certain types of sales made on the credit cards and provides that the Company and HSBC will share certain losses associated with the credit card program. Either party may terminate the Third Amendment between April 1, 2010 and July 31, 2010 and revert back to the terms and conditions of the agreement prior to the Third Amendment upon providing notice and making a prescribed cash payment to the other party. Pursuant to the terms of the Third Amendment, revenue received under the credit card program agreement was reduced by $8,983 in 2009.

Schedule II: VALUATION AND QUALIFYING ACCOUNTS
THE BON-TON STORES, INC. AND SUBSIDIARIES

	Balance at	Charged to		Balance at
	Beginning	Costs &		End of
Classification	of Period	Expenses	Deductions	Period

Year ended February 2, 2008:
Accrual for sales returns	$11,519,000	$6,460,000	$—	$17,979,000
Accrual for purchase order violations reserve	$1,332,000	$3,338,000	$(2,834,000)	$1,836,000
Year ended January 31, 2009:
Accrual for sales returns	$17,979,000	$333,000	$—	$18,312,000
Accrual for purchase order violations reserve	$1,836,000	$2,278,000	$(2,515,000)	$1,599,000
Year ended January 30, 2010:
Accrual for sales returns	$18,312,000	$—	$(10,000)	$18,302,000
Accrual for purchase order violations reserve	$1,599,000	$1,969,000	$(2,206,000)	$1,362,000

EXHIBIT INDEX

Exhibit	Description

10.8(b)	Amendment No. 1 to Supplemental Executive Retirement Plan
10.17(e)	Exhibits and Schedules to the Credit Card Program Agreement
10.19(e)	Exhibits and Schedules to the Amended and Restated Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp. and the other credit parties and lender parties thereto
10.20(b)	Exhibits and Schedules to Loan Agreement between Bonstores Realty One, LLP and Bank of America, N.A.
10.21(b)	Exhibits and Schedules to Loan Agreement between Bonstores Realty Two, LLP and Bank of America, N.A.
10.23(b)	Exhibits and Schedules to Second Lien Loan and Security Agreement among Sankaty Advisors, LLC, The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp. and the other credit parties and lender parties thereto
21	Subsidiaries of the Registrant
23	Consent of KPMG LLP
31.1	Certification of Byron L. Bergren
31.2	Certification of Keith E. Plowman
32	Certification Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934