Form 10-Q
period 2010-05-01
BON TON STORES INC
filed 2010-06-10
CIK 878079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter ended May 1, 2010	Commission File Number 0-19517
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 28, 2010, there were 16,068,223 shares of Common Stock, $.01 par value, and 2,951,490 shares of Class A Common Stock, $.01 par value, outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
THE BON-TON STORES, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)	May 1,	January 30,
(Unaudited)	2010	2010

Assets
Current assets:
Cash and cash equivalents	$16,466	$18,922
Merchandise inventories	676,085	659,399
Prepaid expenses and other current assets	73,970	87,690

Total current assets	766,521	766,011

Property, fixtures and equipment at cost, net of accumulated depreciation and amortization of $618,200 and $594,020 at May 1, 2010 and January 30, 2010, respectively	736,762	756,618
Deferred income taxes	13,423	13,303
Intangible assets, net of accumulated amortization of $40,663 and $38,477 at May 1, 2010 and January 30, 2010, respectively	136,608	138,794
Other long-term assets	42,013	47,281

Total assets	$1,695,327	$1,722,007

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$189,736	$163,671
Accrued payroll and benefits	34,917	48,297
Accrued expenses	140,189	160,737
Current maturities of long-term debt	7,621	7,509
Current maturities of obligations under capital leases	5,140	5,044
Deferred income taxes	15,346	14,820
Income taxes payable	128	—

Total current liabilities	393,077	400,078

Long-term debt, less current maturities	957,604	951,315
Obligations under capital leases, less current maturities	64,084	65,405
Other long-term liabilities	163,143	163,453

Total liabilities	1,577,908	1,580,251

Contingencies (Note 10)

Shareholders’ equity
Preferred Stock — authorized 5,000,000 shares at $0.01 par value; no shares issued	—	—
Common Stock — authorized 40,000,000 shares at $0.01 par value; issued shares of 16,403,023 and 15,942,348 at May 1, 2010 and January 30, 2010, respectively	164	159
Class A Common Stock — authorized 20,000,000 shares at $0.01 par value; issued and outstanding shares of 2,951,490 at May 1, 2010 and January 30, 2010	30	30
Treasury stock, at cost — 337,800 shares at May 1, 2010 and January 30, 2010	(1,387)	(1,387)
Additional paid-in capital	146,908	149,649
Accumulated other comprehensive loss	(50,971)	(52,912)
Retained earnings	22,675	46,217

Total shareholders’ equity	117,419	141,756

Total liabilities and shareholders’ equity	$1,695,327	$1,722,007

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	THIRTEEN
	WEEKS ENDED
(In thousands except per share data)	May 1,	May 2,
(Unaudited)	2010	2009

Net sales	$661,373	$644,531
Other income	13,838	18,392

	675,211	662,923

Costs and expenses:
Costs of merchandise sold	414,340	420,366
Selling, general and administrative	227,913	236,827
Depreciation and amortization	26,224	28,098
Amortization of lease-related interests	1,146	1,227

Income (loss) from operations	5,588	(23,595)
Interest expense, net	28,513	22,926

Loss before income taxes	(22,925)	(46,521)
Income tax provision (benefit)	617	(1,080)

Net loss	$(23,542)	$(45,441)

Per share amounts —
Basic:
Net loss	$(1.33)	$(2.67)

Diluted:
Net loss	$(1.33)	$(2.67)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	THIRTEEN
	WEEKS ENDED
(In thousands)	May 1,	May 2,
(Unaudited)	2010	2009
Cash flows from operating activities:
Net loss	$(23,542)	$(45,441)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	26,224	28,098
Amortization of lease-related interests	1,146	1,227
Share-based compensation expense	1,347	1,117
(Gain) loss on sale of property, fixtures and equipment	(11)	65
Reclassifications of other comprehensive loss	1,941	2,290
Amortization of deferred financing costs	2,287	1,022
Amortization of deferred gain on sale of proprietary credit card portfolio	(603)	(603)
Deferred income taxes	405	3,035
Changes in operating assets and liabilities
Increase in merchandise inventories	(16,687)	(25,322)
Decrease in prepaid expenses and other current assets	13,720	5,401
Decrease in other long-term assets	3,495	4,311
Increase in accounts payable	28,802	32,122
Decrease in accrued payroll and benefits and accrued expenses	(30,270)	(24,340)
Increase in income taxes payable	128	104
Increase (decrease) in other long-term liabilities	779	(1,745)

Net cash provided by (used in) operating activities	9,161	(18,659)

Cash flows from investing activities:
Capital expenditures	(6,592)	(6,146)
Proceeds from sale of property, fixtures and equipment	15	56

Net cash used in investing activities	(6,577)	(6,090)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(144,889)	(154,662)
Proceeds from issuance of long-term debt	150,065	184,308
Cash dividends paid	—	(866)
Restricted shares forfeited in lieu of payroll taxes	(4,083)	—
Deferred financing costs paid	(515)	—
Decrease in bank overdraft balances	(5,618)	(5,371)

Net cash (used in) provided by financing activities	(5,040)	23,409

Net decrease in cash and cash equivalents	(2,456)	(1,340)

Cash and cash equivalents at beginning of period	18,922	19,719

Cash and cash equivalents at end of period	$16,466	$18,379

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other
		Class A		Additional	Compre-
(In thousands)	Common	Common	Treasury	Paid-in	hensive	Retained
(Unaudited)	Stock	Stock	Stock	Capital	Loss	Earnings	Total

BALANCE AT JANUARY 30, 2010	$159	$30	$(1,387)	$149,649	$(52,912)	$46,217	$141,756

Comprehensive loss (Note 11):
Net loss	—	—	—	—	—	(23,542)	(23,542)
Pension and postretirement benefit plans	—	—	—	—	970	—	970
Cash flow hedges	—	—	—	—	971	—	971

Total comprehensive loss							(21,601)

Resticted shares forfeited in lieu of payroll taxes	(4)	—	—	(4,079)	—	—	(4,083)
Share-based compensation expense	9	—	—	1,338	—	—	1,347

BALANCE AT MAY 1, 2010	$164	$30	$(1,387)	$146,908	$(50,971)	$22,675	$117,419

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
1. BASIS OF PRESENTATION
The Bon-Ton Stores, Inc., a Pennsylvania corporation, was incorporated on January 31, 1996 as the successor of a company incorporated on January 31, 1929. The Bon-Ton Stores, Inc. operates, through its subsidiaries, 278 stores in 23 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson Pirie Scott, Elder-Beerman, Herberger’s and Younkers nameplates and, in the Detroit, Michigan area, under the Parisian nameplate. The Bon-Ton Stores, Inc. conducts its operations through one business segment.
The accompanying unaudited consolidated financial statements include the accounts of The Bon-Ton Stores, Inc. and its wholly owned subsidiaries (collectively, “the Company”). All intercompany transactions and balances have been eliminated in consolidation.
The unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all information and footnotes required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of interim periods have been included. The Company’s business is seasonal in nature and results of operations for the interim periods presented are not necessarily indicative of results for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.
All references to the “first quarter of 2010” and the “first quarter of 2009” are to the thirteen weeks ended May 1, 2010 and May 2, 2009, respectively. All references to “2010” are to the fifty-two weeks ending January 29, 2011; references to “2009” are to the fifty-two weeks ended January 30, 2010.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions about future events. These estimates and assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and the reported amounts of revenues and expenses. Such estimates include the valuation of inventories, long-lived assets, intangible assets, insurance reserves, legal contingencies and assumptions used in the calculation of income taxes and retirement and other post-employment benefits, among others. These estimates and assumptions are based on management’s best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from further changes in the economic environment will be reflected in the financial statements in future periods.
Certain prior year balances presented in the consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation. These reclassifications did not impact the Company’s net loss for the periods presented.
Recently Issued Accounting Standards
In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which requires new disclosures regarding recurring or nonrecurring fair value measurements. Entities are required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and the reasons for the transfers, and to provide information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. In addition, entities must provide fair value measurement disclosures for each class of assets and liabilities and, for Level 2 or Level 3 measurements, disclose the valuation technique and inputs used in determining fair value for each class. ASU 2010-06 impacts disclosure requirements only. The Company adopted ASU 2010-06 in the first quarter of 2010, with the exception of the additional information in the reconciliation of Level 3 assets and liabilities, which will be effective in fiscal 2011. There were no transfers into or out of Level 1 or 2 of the fair value hierarchy during the first quarter of 2010. See Note 3.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
2. PER-SHARE AMOUNTS
The following table presents a reconciliation of net loss and weighted average shares outstanding used in basic and diluted earnings (loss) per share (“EPS”) calculations in the first quarter of 2010 and the first quarter of 2009:

	THIRTEEN
	WEEKS ENDED
	May 1,	May 2,
	2010	2009

Basic Loss Per Common Share
Net loss	$(23,542)	$(45,441)
Less: Income allocated to participating securities	—	—

Net loss available to common shareholders	$(23,542)	$(45,441)

Weighted average common shares outstanding	17,683,005	16,987,939

Basic loss per common share	$(1.33)	$(2.67)

Diluted Loss Per Common Share
Net loss	$(23,542)	$(45,441)
Less: Income allocated to participating securities	—	—

Net loss available to common shareholders	$(23,542)	$(45,441)

Average common shares outstanding	17,683,005	16,987,939
Common shares issuable — stock options	—	—

Weighted average common shares outstanding assuming dilution	17,683,005	16,987,939

Diluted loss per common share	$(1.33)	$(2.67)

Due to the Company’s net loss position, 1,008,889 and 812,512 unvested restricted shares (participating securities) were excluded from the calculation of both basic and diluted EPS for the first quarter of 2010 and the first quarter of 2009, respectively.
In addition, 1,065,727 and 1,120,111 stock option shares (non-participating securities) were excluded from the calculation of diluted EPS for the first quarter of 2010 and the first quarter of 2009, respectively, as they would have been antidilutive. Certain of these stock option shares were excluded solely due to the Company’s net loss position in the first quarter of 2010 and the first quarter of 2009. Had the Company reported a profit for the first quarter of 2010, these shares would have had an effect of 273,256 dilutive shares for purposes of calculating diluted EPS. Had the Company reported a profit for the first quarter of 2009, these shares would have had no effect on dilutive shares for purposes of calculating diluted EPS.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
3. FAIR VALUE MEASUREMENTS
Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) defines fair value and establishes a framework for measuring fair value. ASC 820 establishes fair value hierarchy levels that prioritize the inputs used in valuations determining fair value. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are primarily quoted prices for similar assets or liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs based on the Company’s own assumptions.
As of May 1, 2010 and January 30, 2010, the Company held two interest rate swap contracts required to be measured at fair value on a recurring basis (see Note 4). The fair values of these interest rate swap contracts are derived from discounted cash flow analysis utilizing an interest rate yield curve that is readily available to the public or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized these interest rate swap contracts as a Level 2 fair value measurement. There has been no change in the valuation technique used to determine the fair value of the interest rate swap contracts.
The interest rate swap liability comprises the entirety of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis. The carrying value of the interest rate swap liability as of May 1, 2010 and January 30, 2010 is as follows:

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	Total Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
May 1, 2010	$5,404	$—	$5,404	$—

January 30, 2010	$6,319	$—	$6,319	$—

The carrying values of the Company’s cash and cash equivalents, accounts payable and financial instruments reported within prepaid expenses and other current assets and other long-term assets approximate fair value. The carrying value of the Company’s long-term debt, including current maturities but excluding capital leases, was $965,225 and $958,824 at May 1, 2010 and January 30, 2010, respectively, and the estimated fair value was $956,529 and $888,647 at May 1, 2010 and January 30, 2010, respectively. The fair value estimate of the Company’s long-term debt is based on quoted market rates available to the Company or discounted cash flow analysis as appropriate.
The Company did not have any material fair value measurements for its assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis during the first quarter of 2010 or the first quarter of 2009.
4. INTEREST RATE DERIVATIVES
The Company enters into interest rate swap agreements to manage the fixed/variable interest rate mix of its debt portfolio. These derivatives are accounted for in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”).
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
The Company has two interest rate swap contracts to effectively convert a portion of its variable-rate debt to fixed-rate debt, both of which were entered into on July 14, 2006 and expire on July 14, 2011. These contracts entail the exchange of fixed-rate and floating-rate interest payments periodically over the life of the agreement. The floating-rate interest payments are based on three-month LIBOR rates. The following indicates the notional amounts of these interest rate swap contracts and the range of fixed-rates associated with these contracts:

	May 1,	May 2,
	2010	2009
Fixed swaps (notional amount)	$100,000	$100,000
Range of pay rate	5.48%-5.49%	5.48%-5.49%
On December 4, 2009, the Company amended and restated its senior secured credit facility, at which time the Company de-designated and re-measured its two interest rate swaps and discontinued hedge accounting prospectively in accordance with ASC 815. Specifically, ASC 815 requires the immediate recognition of the expected cumulative ineffectiveness, with the remaining amount to remain in AOCI and be reclassified into the statement of operations as the originally hedged forecasted transactions affect the statement of operations. All changes in fair value after December 4, 2009 are recognized in interest expense.
The following table summarizes the fair value (see Note 3) and presentation in the consolidated balance sheet:

	Balance Sheet Location	Derivative Assets	Derivative Liabilities
May 1, 2010	Other Long-Term Liabilities	$—	$5,404
January 30, 2010	Other Long-Term Liabilities	$—	$6,319

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The following table summarizes the effect of the interest rate swaps on the consolidated statement of operations and OCI or AOCI, prior to being de-designated on December 4, 2009:

			Amount of	Location of	Amount of
			Loss	Loss	Loss
	Amount of	Location of Loss	Reclassified	Recognized	Recognized
	Loss	Reclassified from	from AOCI to	in the	in the
	Recognized	AOCI to the	the Statement	Statement of	Statement of
	in OCI	Statement of	of Operations	Operations	Operations
	(effective	Operations	(effective	(ineffective	(ineffective
	portion)	(effective portion)	portion)	portion)	portion)
13 Weeks Ended May 2, 2009	$1,925	Interest Expense, Net	$1,094	Interest Expense, Net	$—
The following table summarizes the effect of the interest rate swaps on the consolidated statement of operations and AOCI, after being de-designated on December 4, 2009:

		Amount of		Amount of
	Location of Loss	Loss	Location of	Loss
	Reclassified from	Reclassified	Loss	Recognized
	AOCI to the	from AOCI to	Recognized in	in the
	Statement of	the Statement	the Statement	Statement of
	Operations	of Operations	of Operations	Operations
13 Weeks Ended May 1, 2010	Interest Expense, Net	$971	Interest Expense, Net	$406
At May 1, 2010, it is expected that approximately $3,071 of losses in AOCI related to interest rate swaps will be reclassified into the statement of operations within the next 12 months.
5. SUPPLEMENTAL BALANCE SHEET INFORMATION
Prepaid expenses and other current assets were comprised of the following:

	May 1,	January 30,
	2010	2010
Prepaid expenses	$37,807	$30,778
Other receivables	27,994	48,624
Income tax receivables	8,169	8,288

Total	$73,970	$87,690

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
6. SUPPLEMENTAL CASH FLOW INFORMATION
The following supplemental cash flow information is provided for the periods reported:

	THIRTEEN
	WEEKS ENDED
	May 1,	May 2,
	2010	2009

Cash paid for:
Interest, net of amounts capitalized	$39,661	$36,629
Income taxes, net of refunds received	(75)	176

Non-cash investing activities:
Decrease in accrued property, fixtures and equipment included in accounts payable and accrued expenses	$(774)	$(1,241)
Assets acquired under capital leases	—	4,602
7. EXIT OR DISPOSAL ACTIVITIES
The following table summarizes exit or disposal activities during the first quarter of 2010 related to involuntary associate termination costs associated with the Company’s cost reductions in corporate and store personnel implemented in January 2010 and the first quarter of 2010:

Termination
Benefits
Balance as of January 30, 2010	$1,688
Provision	473
Payments	(1,980)

Balance as of May 1, 2010	$181

The above provision was included within selling, general and administrative expense.
8. EMPLOYEE DEFINED AND POSTRETIREMENT BENEFIT PLANS
The Company provides benefits to certain current and former associates who are eligible under a defined benefit pension plan and various supplemental pension plans (collectively, the “Pension Plans”). Net periodic benefit expense for the Pension Plans includes the following (income) and expense components:

	THIRTEEN
	WEEKS ENDED
	May 1,	May 2,
	2010	2009
Interest cost	$2,543	$2,822
Expected return on plan assets	(1,977)	(1,765)
Recognition of net actuarial loss	970	1,219

Net periodic benefit expense	$1,536	$2,276

During the first quarter of 2010, contributions of $185 were made to the Pension Plans. The Company anticipates contributing an additional $580 to fund the Pension Plans in 2010 for an annual total of $765.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Company also provides medical and life insurance benefits to certain former associates under a postretirement benefit plan (“Postretirement Benefit Plan”). Net periodic benefit expense of $81, comprised solely of interest expense, was recorded in the first quarter of 2010. Net periodic benefit expense of $64, comprised of interest expense of $87 and recognition of net actuarial gain of $23, was recorded in the first quarter of 2009. During the first quarter of 2010, payments under the Postretirement Benefit Plan exceeded premiums received by $126. The Company anticipates contributing an additional $802 to fund the Postretirement Benefit Plan in 2010 for a net annual total of $928.
9. INCOME TAXES
The provisions codified within ASC Topic 740, Income Taxes (“ASC 740”), require companies to assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. In accordance with ASC 740, the Company maintained a full valuation allowance throughout 2009 and the first quarter of 2010 on all the Company’s net deferred tax assets. The Company’s deferred tax asset valuation allowance totaled $148,760 and $140,452 at May 1, 2010 and January 30, 2010, respectively.
Given the Company’s valuation allowance position, no tax benefit was recognized on the Company’s loss before income taxes in the first quarter of 2010. The tax expense of $617 recorded in the first quarter of 2010 reflects certain state income tax expense and recognition of deferred tax liabilities associated with indefinite-lived assets. Likewise, no tax benefit was recognized on the Company’s loss before income taxes in the first quarter of 2009. The tax benefit of $1,080 recorded in the first quarter of 2009 includes a $1,633 tax benefit resulting from recognition of uncertain tax positions due to a statute of limitations expiration, partially offset by certain state income tax expense.
Within the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010, the Company disclosed it was reasonably possible that gross unrecognized tax benefits could decrease by $1,236 within the next 12 months. As of May 1, 2010, it is reasonably possible that gross unrecognized tax benefits could decrease by $1,216 within the next 12 months due to the expiration of certain statute of limitations.
10. CONTINGENCIES
The Company is party to legal proceedings and claims that arise during the ordinary course of business. In the opinion of management, the ultimate outcome of any such litigation and claims will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.
11. COMPREHENSIVE LOSS
Comprehensive loss was determined as follows:

	THIRTEEN
	WEEKS ENDED
	May 1,	May 2,
	2010	2009
Net loss	$(23,542)	$(45,441)
Other comprehensive income (loss):
Amortization of pension and postretirement benefit plans	970	1,196
Cash flow hedge derivative income (loss)	971	(831)

Comprehensive loss	$(21,601)	$(45,076)

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
As a result of the deferred tax asset valuation allowance maintained throughout 2009 and the first quarter of 2010, the changes recognized within other comprehensive income (loss) in the first quarter of 2010 and the first quarter of 2009 were recorded on a gross basis.
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
The condensed consolidating financial information for the Company, the Issuer and the Company’s guarantor and non-guarantor subsidiaries as of May 1, 2010 and January 30, 2010 and for the first quarter of 2010 and the first quarter of 2009 as presented below has been prepared from the books and records maintained by the Company, the Issuer and the guarantor and non-guarantor subsidiaries. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the guarantor and non-guarantor subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from affiliates will exist at any time.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Balance Sheet
May 1, 2010

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$8,336	$8,129	$—	$—	$16,466
Merchandise inventories	—	328,980	347,105	—	—	676,085
Prepaid expenses and other current assets	—	60,468	12,032	2,076	(606)	73,970

Total current assets	1	397,784	367,266	2,076	(606)	766,521

Property, fixtures and equipment at cost, net	—	216,533	233,297	286,932	—	736,762
Deferred income taxes	—	4,303	9,120	—	—	13,423
Intangible assets, net	—	58,230	78,378	—	—	136,608
Investment in and advances to (from) affiliates	117,418	508,314	131,667	316	(757,715)	—
Other long-term assets	—	36,806	838	4,369	—	42,013

Total assets	$117,419	$1,221,970	$820,566	$293,693	$(758,321)	$1,695,327

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$189,736	$—	$—	$—	$189,736
Accrued payroll and benefits	—	25,057	9,860	—	—	34,917
Accrued expenses	—	59,481	79,943	1,371	(606)	140,189
Current maturities of long-term debt and obligations under capital leases	—	3,686	2,454	6,621	—	12,761
Deferred income taxes	—	5,851	9,495	—	—	15,346
Income taxes payable	—	80	48	—	—	128

Total current liabilities	—	283,891	101,800	7,992	(606)	393,077

Long-term debt and obligations under capital leases, less current maturities	—	723,239	54,318	244,131	—	1,021,688
Other long-term liabilities	—	118,780	43,061	1,302	—	163,143

Total liabilities	—	1,125,910	199,179	253,425	(606)	1,577,908

Shareholders’ equity	117,419	96,060	621,387	40,268	(757,715)	117,419

Total liabilities and shareholders’ equity	$117,419	$1,221,970	$820,566	$293,693	$(758,321)	$1,695,327

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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
Thirteen Weeks Ended May 1, 2010

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$287,111	$374,262	$—	$—	$661,373
Other income	—	5,591	8,247	—	—	13,838

	—	292,702	382,509	—	—	675,211

Costs and expenses:
Costs of merchandise sold	—	179,070	235,270	—	—	414,340
Selling, general and administrative	—	104,597	132,131	24	(8,839)	227,913
Depreciation and amortization	—	10,422	12,881	2,921	—	26,224
Amortization of lease-related interests	—	662	484	—	—	1,146

(Loss) income from operations	—	(2,049)	1,743	(2,945)	8,839	5,588

Other income (expense):
Intercompany rental and royalty income	—	—	1,652	7,187	(8,839)	—
Equity in losses of subsidiaries	(22,925)	(112)	—	—	23,037	—
Interest expense, net	—	(20,764)	(3,625)	(4,124)	—	(28,513)

(Loss) income before income taxes	(22,925)	(22,925)	(230)	118	23,037	(22,925)
Income tax provision	617	617	314	—	(931)	617

Net (loss) income	$(23,542)	$(23,542)	$(544)	$118	$23,968	$(23,542)

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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Cash Flows
Thirteen Weeks Ended May 1, 2010

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$4,083	$1,488	$4,783	$4,141	$(5,334)	$9,161

Cash flows from investing activities:
Capital expenditures	—	(4,355)	(2,237)	—	—	(6,592)
Intercompany investing activity	—	(29)	—	—	29	—
Proceeds from sale of property, fixtures and equipment	—	4	11	—	—	15

Net cash used in investing activities	—	(4,380)	(2,226)	—	29	(6,577)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(142,666)	(586)	(1,637)	—	(144,889)
Proceeds from issuance of long-term debt	—	150,065	—	—	—	150,065
Intercompany financing activity	—	—	(2,801)	(2,504)	5,305	—
Restricted shares forfeited in lieu of payroll taxes	(4,083)	—	—	—	—	(4,083)
Deferred financing costs paid	—	(515)	—	—	—	(515)
Decrease in bank overdraft balances	—	(5,618)	—	—	—	(5,618)

Net cash (used in) provided by financing activities	(4,083)	1,266	(3,387)	(4,141)	5,305	(5,040)

Net decrease in cash and cash equivalents	—	(1,626)	(830)	—	—	(2,456)

Cash and cash equivalents at beginning of period	1	9,962	8,959	—	—	18,922

Cash and cash equivalents at end of period	$1	$8,336	$8,129	$—	$—	$16,466

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
For purposes of the following discussion, references to the “first quarter of 2010” and the “first quarter of 2009” are to the thirteen-week periods ended May 1, 2010 and May 2, 2009, respectively. References to “2010” are to the fifty-two week period ending January 29, 2011; references to “2009” are to the fifty-two week period ended January 30, 2010. References to “the Company,” “we,” “us,” and “our” refer to The Bon-Ton Stores, Inc. and its subsidiaries.
Overview
General
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
Economic Factors and Company Performance
Our operating results and performance, and that of our competitors, depend significantly on economic conditions and their impact on consumer spending. We are cautiously optimistic about the economic environment for 2010. We will continue to focus on sales and marketing initiatives to positively impact our sales performance, particularly when economic conditions improve, and assess options to further reduce our cost structure. On May 20, 2010, we provided the following assumptions with respect to 2010:
•	a comparable store sales increase in the range of 1.0% to 3.0%;

•	a gross margin rate in the range of 37.2% to 37.3%, an improvement over the 2009 rate of 37.1%;

•	a reduction of $20.0 million to $25.0 million in our selling, general and administrative (“SG&A”) expenses; and

•	an effective tax rate of 0%.
Recent Legislation
In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (together, the “2010 Act”) were signed into law. The two measures make sweeping and fundamental changes to the United States health care system, with reform provisions taking effect over the next four years. The 2010 Act changed the tax treatment related to an existing retiree drug subsidy available to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D. As a result of the 2010 Act, retiree drug subsidy payments will effectively become taxable in tax years beginning in 2013 by requiring the amount of the subsidy received to be offset against a company’s deduction for health care expenses. As we have not evaluated whether our postretirement benefit plan drug benefit is at least actuarially equivalent to Medicare Part D, our postretirement benefit expense and income tax expense heretofore have not reflected any amount associated with the subsidy. Consequently, the results of our operations will not be affected by this specific application of the 2010 Act. We are currently evaluating the longer-term impacts of the new legislation on our health care expenses.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Results of Operations
The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

	THIRTEEN
	WEEKS ENDED
	May 1,	May 2,
	2010	2009
Net sales	100.0%	100.0%
Other income	2.1	2.9

	102.1	102.9

Costs and expenses:
Costs of merchandise sold	62.6	65.2
Selling, general and administrative	34.5	36.7
Depreciation and amortization	4.0	4.4
Amortization of lease-related interests	0.2	0.2

Income (loss) from operations	0.8	(3.7)
Interest expense, net	4.3	3.6

Loss before income taxes	(3.5)	(7.2)
Income tax provision (benefit)	0.1	(0.2)

Net loss	(3.6)%	(7.1)%

First Quarter of 2010 Compared with First Quarter of 2009
Net sales: Net sales in the first quarter of 2010 were $661.4 million, an increase of $16.8 million or 2.6% as compared with $644.5 million in the first quarter of 2009. Comparable store net sales increased 3.0% in the period as our customers responded favorably to our merchandise assortment. We believe our value message is resonating with our customers as sales in Coats and Moderate Sportswear (both included in Women’s Apparel), Footwear and Accessories, the best performing merchandise categories in the period, benefited from successful private brand strategies and expanded moderate offerings.
Furniture and Hard Home (both included in Home) performed poorly in the first quarter of 2010 as sales in these merchandise categories continue to be adversely impacted by the challenging housing market. Additionally, Furniture sales have been hampered by what we believe is a continued reluctance by our customer to spend limited discretionary dollars on bigger ticket items. Hard Home sales were particularly impacted by the Company’s decision to reduce its inventory investment in novelty electronic gifts and difficult sales in decorative housewares.
Other income: Other income, which includes income from revenues received under a credit card program agreement with HSBC Bank Nevada, N.A., leased departments and other customer revenues, was $13.8 million, or 2.1% of net sales, in the first quarter of 2010 as compared with $18.4 million, or 2.9% of net sales, in the first quarter of 2009. This decrease primarily reflects reduced leased department income, the result of the conversion in late 2009 of Fine Jewelry to an owned department, and, to a lesser extent, reduced income associated with our proprietary credit card program.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Costs and expenses: Gross margin in the first quarter of 2010 was $247.0 million as compared with $224.2 million in the comparable prior year period. The $22.9 million increase reflects both the increased sales volume and an increased gross margin rate. Gross margin as a percentage of net sales increased 260 basis points to 37.4% in the first quarter of 2010 from 34.8% in the same period last year. We improved our merchandise margins primarily through strong inventory management, resulting in decreased net markdowns, and increased sales penetration of private brand and value-priced offerings, both of which typically generate higher net markup and gross margins.
SG&A expense in the first quarter of 2010 was $227.9 million compared with $236.8 million in the first quarter of 2009, a decrease of $8.9 million. The reduction is largely the result of continued cost saving initiatives to promote efficiencies in operations, and primarily reflects decreases in payroll and advertising expenses. The current year expense rate decreased 230 basis points to 34.5% of net sales, compared with 36.7% in the same period last year.
Depreciation and amortization expense and amortization of lease-related interests decreased $2.0 million, to $27.4 million, in the first quarter of 2010 from $29.3 million in the first quarter of 2009, primarily due to the reduced asset base resulting from significant 2009 reductions in capital expenditures (whereby 2009 depreciation expense greatly exceeded asset additions) and, to a lesser extent, asset impairments recorded in 2009.
Income (loss) from operations: Income from operations was $5.6 million in the first quarter of 2010 as compared with a net operating loss of ($23.6) million in the first quarter of 2009.
Interest expense, net: Net interest expense was $28.5 million, or 4.3% of net sales, in the first quarter of 2010, compared with $22.9 million, or 3.6% of net sales, in the first quarter of 2009. The $5.6 million increase is primarily due to increased interest rates and deferred financing fees under our amended and new credit facilities, partially offset by reduced borrowings in the first quarter of 2010.
Income tax provision (benefit): The effective income tax rate in the first quarter of 2010 and the first quarter of 2009 largely reflects the Company’s valuation allowance position against all net deferred tax assets. The $0.6 million net income tax provision in the first quarter of 2010 was primarily due to certain state income tax expense and recognition of deferred tax liabilities associated with indefinite-lived assets. The ($1.1) million benefit in the first quarter of 2009 reflects a ($1.6) million tax benefit resulting from recognition of uncertain tax positions due to a statute of limitations expiration, partially offset by certain state income tax expense.
Net loss: The net loss in the first quarter of 2010 was $23.5 million, or 3.6% of net sales, compared with a net loss of $45.4 million, or 7.1% of net sales, in the first quarter of 2009.
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
Liquidity and Capital Resources
At May 1, 2010, we had $16.5 million in cash and cash equivalents and $407.3 million available under our asset-based revolving credit facility (before taking into account the minimum borrowing availability covenant under such facility of $75.0 million). In anticipation of continued economic uncertainty in 2010, we heightened our focus on maximizing cash flow by reducing operating expenses and continuing to control inventory levels in order to benefit our working capital needs. We anticipate that these actions will positively impact our 2010 cash flow.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Typically, cash flows from operations are impacted by the effect on sales of (1) consumer confidence, (2) weather in the geographic markets served by the Company, (3) general economic conditions and (4) competitive conditions existing in the retail industry; a downturn in any single factor or a combination of factors could have a material adverse impact upon our ability to generate sufficient cash flows to operate our business. While uncertain economic conditions affect our assessment of short-term liquidity, and while there can be no assurances, we consider our resources, including cash flows from operations supplemented by borrowings under our revolving credit facility, adequate to satisfy our cash needs for at least the next 12 months.
The following table summarizes material measures of the Company’s liquidity and capital resources:

	May 1,	May 2,
(Dollars in millions)	2010	2009

Working capital	$373.4	$441.1
Current ratio	1.95:1	2.17:1
Debt to total capitalization (1)	0.90:1	0.93:1
Unused availability under lines of credit (2)	$407.3	$164.6

(1)	Debt includes obligations under capital leases. Total capitalization includes shareholders’ equity and debt.

(2)	Subject to a minimum borrowing availability covenant of $75.0 million.
Our primary sources of working capital are cash flows from operations and borrowings under our revolving credit facility, which provides for up to $675.0 million in borrowings (limited by amounts available pursuant to a borrowing base calculation). Our business follows a seasonal pattern; working capital fluctuates with seasonal variations, reaching its highest level in October or November to fund the purchase of merchandise inventories prior to the holiday season. The seasonality of our business historically provides the greatest cash flow from operations during the holiday season, with fourth fiscal quarter net sales generating the strongest profits of our fiscal year. As holiday sales significantly reduce inventory levels, this reduction, combined with net income, historically provides us with strong cash flow from operations at the end of our fiscal year.
Decreases in working capital and the current ratio are primarily the result of the cash receipt in July 2009 (subsequently employed for debt reduction) of a first quarter 2009 income tax receivable relating to a carry-back refund, partially offset by a current year income tax receivable due to deferred tax asset valuation allowance releases associated with implementation of the carry-back provisions of 2009 tax legislation. Working capital and the current ratio were further reduced by an increase in the current year accounts payable balance. The decrease in debt to total capitalization is primarily the result of current year debt reductions due to cash flow generated in 2009 utilized to reduce debt. The increase in unused availability under lines of credit as compared with the prior year largely reflects reduced direct borrowings, the result of our improved operating performance and increased liquidity afforded us by the term loan facility entered into in 2009, which enabled us to pay a portion of the outstanding borrowings under our revolving credit facility.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Cash provided by (used in) our operating, investing and financing activities is summarized as follows:

	THIRTEEN
	WEEKS ENDED
	May 1,	May 2,
(Dollars in millions)	2010	2009

Operating activities	$9.2	$(18.7)
Investing activities	(6.6)	(6.1)
Financing activities	(5.0)	23.4
Net cash provided by operating activities was $9.2 million in the first quarter of 2010; net cash used in operating activities was ($18.7) in the first quarter of 2009. The increase in cash provided in the current year primarily reflects an improvement in business performance, resulting in the significant reduction in the current year loss. The current year cash increase also reflects reduced working capital requirements.
Net cash used in investing activities primarily reflects capital expenditures for store remodels and information technology. Capital expenditures totaled $6.6 million and $6.1 million in the first quarter of 2010 and the first quarter of 2009, respectively; these expenditures do not reflect reductions for external contributions of $2.3 million and $1.9 million in the first quarter of 2010 and the first quarter of 2009, respectively. We anticipate our 2010 capital expenditures will not exceed $50.0 million (net of external contributions of $7.0 million), an increase over our 2009 capital investments of $32.3 million (which do not reflect reductions for external contributions of $7.6 million).
Net cash used in financing activities was ($5.0) million in the first quarter of 2010, compared with net cash provided by financing activities of $23.4 million in the comparable prior year period. The change primarily reflects reduced net borrowings due to decreased cash requirements for current year operating activities and the effect of forfeitures of common stock shares by employees in lieu of tax payments.
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
As of January 30, 2010, approximately 32% of our inventories were valued using a first-in, first-out cost basis and approximately 68% of our inventories were valued using a last-in, first-out (“LIFO”) cost basis. As is currently the case with many companies in the retail industry, our LIFO calculations yielded inventory increases in recent prior years due to deflation reflected in price indices used. The LIFO method values merchandise sold at the cost of more recent inventory purchases (which the deflationary indices indicated to be lower), resulting in the general inventory on-hand being carried at the older, higher costs. Given these higher values and the promotional retail environment, we have reduced the carrying value of our LIFO inventories to an estimated realizable value. These reductions totaled $41.7 million as of May 1, 2010 and January 30, 2010. Inherent in the valuation of inventories are significant management judgments and estimates regarding future merchandise selling costs and pricing. Should these estimates prove to be inaccurate, we may have overstated or understated our inventory carrying value. In such cases, operating results would ultimately be impacted.
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
We reported net deferred tax liabilities of $1.9 million and $1.5 million at May 1, 2010 and January 30, 2010, respectively. In assessing the realizability of our deferred tax assets, we considered whether it is more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Significant weight is given to evidence that can be objectively verified. As a result, current or previous losses are given more weight than any projected future taxable income. In addition, a recent three-year historical cumulative loss is considered a significant element of negative evidence that is difficult to overcome.
We evaluate our deferred tax assets each reporting period, including assessment of the Company’s cumulative income or loss over the prior three-year period, to determine if valuation allowances are required. With respect to our reviews during 2009, our three-year historical cumulative loss and the continuation of uncertain near-term economic conditions impeded our ability to rely on our projections of future taxable income in assessing valuation allowance requirements. As such, we concluded that it was necessary to maintain a full valuation allowance on our net deferred tax assets. With respect to our review in the first quarter of 2010, we concluded it was necessary to continue the position of a full valuation allowance on our net deferred tax assets.
Our deferred tax asset valuation allowance totaled $148.8 and $140.5 million at May 1, 2010 and January 30, 2010, respectively. If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may need to be adjusted, which could materially impact our financial position and results of operations. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard, the valuation allowance would be reversed accordingly in the period that such a conclusion is reached.
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
Long-lived Assets
Property, fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in our business model or capital strategy can result in the actual useful lives differing from estimates. In cases where we determined that the useful life of property, fixtures and equipment should be shortened, we depreciated the net book value in excess of the salvage value over the revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or leasehold improvements could also result in shortened useful lives. Our net property, fixtures and equipment amounted to $736.8 million and $756.6 million at May 1, 2010 and January 30, 2010, respectively.

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
Intangible Assets
Net intangible assets totaled $136.6 million and $138.8 million at May 1, 2010 and January 30, 2010, respectively. Our intangible assets at May 1, 2010 are principally comprised of $68.9 million of lease interests that relate to below-market-rate leases and $67.7 million associated with trade names, private label brand names and customer lists. The lease-related interests are being amortized using a straight-line method. The customer lists are being amortized using a declining-balance method. At May 1, 2010, trade names and private label brand names of $54.0 million have been deemed as having indefinite lives.
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
Forward-Looking Statements
Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission contain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which may be identified by words such as “may,” “could,” “will,” “plan,” “expect,” “anticipate,” “estimate,” “project,” “intend” or other similar expressions, involve important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. Factors that could cause such differences include, but are not limited to, risks related to retail businesses generally; a significant and prolonged deterioration of general economic conditions which could negatively impact the Company, including the potential write-down of the current valuation of intangible assets and deferred taxes; changes in the terms of the Company’s proprietary credit card program; potential increase in pension obligations; consumer spending patterns, debt levels, and the availability and cost of consumer credit; additional competition from existing and new competitors; inflation; changes in the costs of fuel and other energy and transportation costs; weather conditions that could negatively impact sales; uncertainties associated with expanding or remodeling existing stores; the ability to attract and retain qualified management; the dependence upon relationships with vendors and their factors; a security breach; the ability to reduce SG&A expenses; the incurrence of unplanned capital expenditures; the ability to obtain financing for working capital, capital expenditures and general corporate purposes; the impact of new regulatory requirements including the changes mandated in 2009 to many credit card business practices and the health care legislation enacted in 2010; and the financial condition of mall operators. Additional factors that could cause the Company’s actual results to differ from those contained in these forward-looking statements are discussed in greater detail under Item 1A of the Company’s Form 10-K filed with the Securities and Exchange Commission.

THE BON-TON STORES, INC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk and Financial Instruments
Refer to disclosures contained on page 35 of our 2009 Annual Report on Form 10-K. There have been no material changes in our exposures, risk management strategies, or hedging positions since January 30, 2010.

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
Changes in Internal Control over Financial Reporting
There were no changes to our internal controls over financial reporting that occurred during the thirteen weeks ended May 1, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

THE BON-TON STORES, INC.
PART II: OTHER INFORMATION

ITEM 6.	EXHIBITS
(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

Exhibit	Description	Document Location

10.1	Amendment No. 2 to Executive Transition Agreement with M. Thomas Grumbacher	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 1, 2010

10.2	Form of Restricted Stock Agreement	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 16, 2010 (“4/16/10 Form 8-K”)

10.3	Form of Restricted Stock Agreement — Performance Shares	Incorporated by reference to Exhibit 10.2 to the 4/16/10 Form 8-K

10.4	Form of Restricted Stock Unit Agreement	Incorporated by reference to Exhibit 10.3 to the 4/16/10 Form 8-K

10.5	Form of Non-Qualified Stock Option Agreement	Incorporated by reference to Exhibit 10.4 to the 4/16/10 Form 8-K

31.1	Certification of Byron L. Bergren	Filed herewith

31.2	Certification of Keith E. Plowman	Filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

THE BON-TON STORES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BON-TON STORES, INC.
DATE: June 10, 2010	BY:	/s/ Byron L. Bergren
Byron L. Bergren
President and Chief Executive Officer

DATE: June 10, 2010	BY:	/s/ Keith E. Plowman
Keith E. Plowman
Executive Vice President, Chief Financial Officer and Principal Accounting Officer