Form 10-Q
period 2010-07-31
BON TON STORES INC
filed 2010-09-09
CIK 878079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter ended July 31, 2010	Commission File Number
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 27, 2010, there were 16,111,769 shares of Common Stock, $.01 par value, and 2,951,490 shares of Class A Common Stock, $.01 par value, outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE BON-TON STORES, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)	July 31,	January 30,
(Unaudited)	2010	2010
Assets
Current assets:
Cash and cash equivalents	$15,282	$18,922
Merchandise inventories	675,636	659,399
Prepaid expenses and other current assets	69,100	87,690

Total current assets	760,018	766,011

Property, fixtures and equipment at cost, net of accumulated depreciation and amortization of $642,815 and $594,020 at July 31, 2010 and January 30, 2010, respectively	724,634	756,618
Deferred income taxes	12,274	13,303
Intangible assets, net of accumulated amortization of $42,570 and $38,477 at July 31, 2010 and January 30, 2010, respectively	134,422	138,794
Other long-term assets	39,805	47,281

Total assets	$1,671,153	$1,722,007

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$219,811	$163,671
Accrued payroll and benefits	35,656	48,297
Accrued expenses	149,900	160,737
Current maturities of long-term debt	7,738	7,509
Current maturities of obligations under capital leases	5,239	5,044
Deferred income taxes	14,601	14,820
Income taxes payable	193	—

Total current liabilities	433,138	400,078

Long-term debt, less current maturities	928,259	951,315
Obligations under capital leases, less current maturities	62,737	65,405
Other long-term liabilities	159,305	163,453

Total liabilities	1,583,439	1,580,251

Contingencies (Note 10)

Shareholders’ equity:
Preferred Stock — authorized 5,000,000 shares at $0.01 par value; no shares issued	—	—
Common Stock — authorized 40,000,000 shares at $0.01 par value; issued shares of 16,449,569 and 15,942,348 at July 31, 2010 and January 30, 2010, respectively	164	159
Class A Common Stock — authorized 20,000,000 shares at $0.01 par value; issued and outstanding shares of 2,951,490 at July 31, 2010 and January 30, 2010	30	30
Treasury stock, at cost — 337,800 shares at July 31, 2010 and January 30, 2010	(1,387)	(1,387)
Additional paid-in-capital	148,968	149,649
Accumulated other comprehensive loss	(49,006)	(52,912)
(Accumulated deficit) retained earnings	(11,055)	46,217

Total shareholders’ equity	87,714	141,756

Total liabilities and shareholders’ equity	$1,671,153	$1,722,007

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
(In thousands except per share data)	July 31,	August 1,	July 31,	August 1,
(Unaudited)	2010	2009	2010	2009

Net sales	$608,596	$609,228	$1,269,969	$1,253,759
Other income	14,024	16,076	27,862	34,468

	622,620	625,304	1,297,831	1,288,227

Costs and expenses:
Costs of merchandise sold	377,151	383,097	791,491	803,463
Selling, general and administrative	224,163	222,923	452,076	459,750
Depreciation and amortization	26,516	28,696	52,740	56,794
Amortization of lease-related interests	1,147	1,217	2,293	2,444

Loss from operations	(6,357)	(10,629)	(769)	(34,224)
Interest expense, net	28,177	23,194	56,690	46,120

Loss before income taxes	(34,534)	(33,823)	(57,459)	(80,344)
Income tax (benefit) provision	(804)	939	(187)	(141)

Net loss	$(33,730)	$(34,762)	$(57,272)	$(80,203)

Per share amounts —
Basic:
Net loss	$(1.91)	$(2.04)	$(3.24)	$(4.72)

Diluted:
Net loss	$(1.91)	$(2.04)	$(3.24)	$(4.72)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	TWENTY-SIX
	WEEKS ENDED
(In thousands)	July 31,	August 1,
(Unaudited)	2010	2009
Cash flows from operating activities:
Net loss	$(57,272)	$(80,203)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	52,740	56,794
Amortization of lease-related interests	2,293	2,444
Share-based compensation expense	3,406	2,348
Loss on sale of property, fixtures and equipment	151	115
Reclassification of other comprehensive loss	3,906	4,619
Amortization of deferred financing costs	4,622	2,021
Amortization of deferred gain on sale of proprietary credit card portfolio	(1,207)	(1,207)
Deferred income taxes	810	3,251
Changes in operating assets and liabilities:
Increase in merchandise inventories	(16,237)	(9,240)
Decrease in prepaid expenses and other current assets	18,588	33,033
Decrease in other long-term assets	3,569	1,435
Increase in accounts payable	54,141	39,513
Decrease in accrued payroll and benefits and accrued expenses	(22,552)	(18,637)
Increase in income taxes payable	193	322
Decrease in other long-term liabilities	(1,969)	(1,798)

Net cash provided by operating activities	45,182	34,810

Cash flows from investing activities:
Capital expenditures	(20,105)	(12,976)
Proceeds from sale of property, fixtures and equipment	23	67

Net cash used in investing activities	(20,082)	(12,909)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(305,395)	(336,157)
Proceeds from issuance of long-term debt	280,094	316,406
Cash dividends paid	—	(866)
Restricted shares forfeited in lieu of payroll taxes	(4,082)	—
Deferred financing costs paid	(714)	—
Increase (decrease) in bank overdraft balances	1,357	(5,412)

Net cash used in financing activities	(28,740)	(26,029)

Net decrease in cash and cash equivalents	(3,640)	(4,128)

Cash and cash equivalents at beginning of period	18,922	19,719

Cash and cash equivalents at end of period	$15,282	$15,591

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other	(Accumulated
		Class A		Additional	Compre-	Deficit)
(In thousands)	Common	Common	Treasury	Paid-in	hensive	Retained
(Unaudited)	Stock	Stock	Stock	Capital	Loss	Earnings	Total

BALANCE AT JANUARY 30, 2010	$159	$30	$(1,387)	$149,649	$(52,912)	$46,217	$141,756

Comprehensive loss (Note 11):
Net loss	—	—	—	—	—	(57,272)	(57,272)
Pension and postretirement benefit plans	—	—	—	—	1,940	—	1,940
Cash flow hedges	—	—	—	—	1,966	—	1,966

Total comprehensive loss							(53,366)

Restricted shares forfeited in lieu of payroll taxes	(4)	—	—	(4,078)	—	—	(4,082)
Share-based compensation expense	9	—	—	3,397	—	—	3,406

BALANCE AT JULY 31, 2010	$164	$30	$(1,387)	$148,968	$(49,006)	$(11,055)	$87,714

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
For purposes of the following discussion, references to the “first quarter of 2010” are to the 13 weeks ended May 1, 2010. References to the “second quarter of 2010” and the “second quarter of 2009” are to the 13 weeks ended July 31, 2010 and August 1, 2009, respectively. References to “fiscal 2010” are to the 52 weeks ending January 29, 2011; references to “fiscal 2009” are to the 52 weeks ended January 30, 2010.
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
Recently Issued Accounting Standards
In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which requires new disclosures regarding recurring or nonrecurring fair value measurements. Entities are required to separately disclose significant transfers into and out of Level 1 and Level 2

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
measurements in the fair value hierarchy and the reasons for the transfers, and to provide information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. In addition, entities must provide fair value measurement disclosures for each class of assets and liabilities and, for Level 2 or Level 3 measurements, disclose the valuation technique and inputs used in determining fair value for each class. ASU 2010-06 impacts disclosure requirements only. The Company adopted ASU 2010-06 in the first quarter of 2010, with the exception of the additional information in the reconciliation of Level 3 assets and liabilities, which will be effective in fiscal 2011. There were no transfers into or out of Level 1 or 2 of the fair value hierarchy during the first or second quarters of 2010. See Note 3.
2. PER-SHARE AMOUNTS
The following table presents a reconciliation of net loss and weighted average shares outstanding used in basic and diluted earnings (loss) per share (“EPS”) calculations for each period presented:

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009

Basic Loss Per Common Share
Net loss	$(33,730)	$(34,762)	$(57,272)	$(80,203)
Less: Income allocated to participating securities	—	—	—	—

Net loss available to common shareholders	$(33,730)	$(34,762)	$(57,272)	$(80,203)

Weighted average common shares outstanding	17,627,530	17,006,401	17,655,268	16,997,170

Basic loss per common share	$(1.91)	$(2.04)	$(3.24)	$(4.72)

Diluted Loss Per Common Share
Net loss	$(33,730)	$(34,762)	$(57,272)	$(80,203)
Less: Income allocated to participating securities	—	—	—	—

Net loss available to common shareholders	$(33,730)	$(34,762)	$(57,272)	$(80,203)

Weighted average common shares outstanding	17,627,530	17,006,401	17,655,268	16,997,170
Common shares issuable — stock options	—	—	—	—

Weighted average common shares outstanding assuming dilution	17,627,530	17,006,401	17,655,268	16,997,170

Diluted loss per common share	$(1.91)	$(2.04)	$(3.24)	$(4.72)

Due to the Company’s net loss position, weighted average unvested restricted shares (participating securities) of 1,341,944 and 1,207,994 for the second quarter of 2010 and 2009, respectively, and 1,175,417 and 1,010,253 for the 26 weeks ended July 31, 2010 and August 1, 2009, respectively, were excluded from the calculation of both basic and diluted EPS.
In addition, weighted average stock option shares (non-participating securities) of 1,057,201 and 1,098,412 for the second quarter of 2010 and 2009, respectively, and 1,061,464 and 1,109,262 for the 26 weeks ended July 31, 2010 and August 1, 2009, respectively, were excluded from the calculation of diluted EPS as they would have been antidilutive. Certain of these stock option shares were excluded solely due to the Company’s net loss position. Had the Company reported net income for the second quarter of 2010 and 2009, these shares would have had an effect of 252,552 and 1,549 dilutive shares, respectively, for purposes of calculating diluted EPS. Had the Company reported net income for the 26 weeks ended July 31, 2010 and August 1, 2009, these shares would have had an effect of 262,905 and 775 dilutive shares, respectively, for purposes of calculating diluted EPS.

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
As of July 31, 2010 and January 30, 2010, the Company held two interest rate swap contracts required to be measured at fair value on a recurring basis (see Note 4). The fair values of these interest rate swap contracts are derived from discounted cash flow analysis utilizing an interest rate yield curve that is readily available to the public or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized these interest rate swap contracts as a Level 2 fair value measurement. There has been no change in the valuation technique used to determine the fair value of the interest rate swap contracts.
The interest rate swap liability comprises the entirety of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis. The carrying value of the interest rate swap liability as of July 31, 2010 and January 30, 2010 is as follows:

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	Total Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

July 31, 2010	$4,543	$—	$4,543	$—

January 30, 2010	$6,319	$—	$6,319	$—

The carrying values of the Company’s cash and cash equivalents, accounts payable and financial instruments reported within prepaid expenses and other current assets and other long-term assets approximate fair value. The carrying value of the Company’s long-term debt, including current maturities but excluding capital leases, was $935,997 and $958,824 at July 31, 2010 and January 30, 2010, respectively, and the estimated fair value was $917,277 and $888,647 at July 31, 2010 and January 30, 2010, respectively. The fair value estimate of the Company’s long-term debt is based on quoted market rates available to the Company or discounted cash flow analysis as appropriate.
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
The Company has two interest rate swap contracts to effectively convert a portion of its variable-rate debt to fixed-rate debt, both of which were entered into on July 14, 2006 and expire on July 14, 2011. These contracts entail the exchange of fixed-rate and floating-rate interest payments periodically over the life of the agreement. The floating-rate interest payments are based on three-month LIBOR rates. The following indicates the notional amount of these interest rate swap contracts and the range of fixed-rates associated with these contracts:

	July 31,	August 1,
	2010	2009
Fixed swaps (notional amount)	$100,000	$100,000
Range of pay rate	5.48%-5.49%	5.48%-5.49%
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
The following table summarizes the fair value (see Note 3) and presentation in the consolidated balance sheet:

	Balance Sheet Location	Derivative Assets	Derivative Liabilities
July 31, 2010	Other Long-Term Liabilities	$—	$4,543
January 30, 2010	Other Long-Term Liabilities	$—	$6,319

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
The following table summarizes the effect of the interest rate swaps on the consolidated statement of operations and OCI or AOCI, prior to being de-designated on December 4, 2009:

			Amount of	Location of	Amount of
			Loss	Loss	Loss
	Amount of	Location of Loss	Reclassified	Recognized	Recognized
	Loss	Reclassified from	from AOCI to	in the	in the
	Recognized	AOCI to the	the Statement	Statement of	Statement of
	in OCI	Statement of	of Operations	Operations	Operations
	(effective	Operations	(effective	(ineffective	(ineffective
	portion)	(effective portion)	portion)	portion)	portion)
13 Weeks Ended August 1, 2009	$1,201	Interest Expense, Net	$1,132	Interest Expense, Net	$—
26 Weeks Ended August 1, 2009	$3,126	Interest Expense, Net	$2,226	Interest Expense, Net	$—
The following table summarizes the effect of the interest rate swaps on the consolidated statement of operations and AOCI, after being de-designated on December 4, 2009:

		Amount of		Amount of
	Location of Loss	Loss	Location of	Loss
	Reclassified from	Reclassified	Loss	Recognized
	AOCI to the	from AOCI to	Recognized in	in the
	Statement of	the Statement	the Statement	Statement of
	Operations	of Operations	of Operations	Operations
13 Weeks Ended July 31, 2010	Interest Expense, Net	$995	Interest Expense, Net	$437
26 Weeks Ended July 31, 2010	Interest Expense, Net	$1,966	Interest Expense, Net	$843
At July 31, 2010, it is expected that approximately $2,830 of losses in AOCI related to interest rate swaps will be reclassified into the statement of operations within the next 12 months.
5. SUPPLEMENTAL BALANCE SHEET INFORMATION
Prepaid expenses and other current assets were comprised of the following:

	July 31,	January 30,
	2010	2010
Prepaid expenses	$37,138	$30,778
Other receivables	30,759	48,624
Income tax receivables	1,203	8,288

Total	$69,100	$87,690

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
6. SUPPLEMENTAL CASH FLOW INFORMATION
The following supplemental cash flow information is provided for the periods reported:

	TWENTY-SIX
	WEEKS ENDED
	July 31,	August 1,
	2010	2009

Cash paid for:
Interest, net of amounts capitalized	$52,014	$44,340
Income taxes, net of refunds received	(6,861)	(32,538)

Non-cash investing activities:
Decrease in accrued property, fixtures and equipment included in accounts payable and accrued expenses	$(283)	$(982)
Assets acquired under capital leases	—	4,602
7. EXIT OR DISPOSAL ACTIVITIES
The following table summarizes exit or disposal activities during the 26 weeks ended July 31, 2010 related to involuntary associate termination costs associated with the Company’s cost reductions in corporate and store personnel implemented in January 2010 and the 26 weeks ended July 31, 2010 and the announced September 2010 closing of its Bon-Ton store in Latham, New York:

	Termination	Other
	Benefits	Costs	Total
Balance as of January 30, 2010	$1,688	$—	$1,688
Provisions:
Thirteen weeks ended May 1, 2010	473	—	473
Thirteen weeks ended July 31, 2010	11	279	290
Payments:
Thirteen weeks ended May 1, 2010	(1,980)	—	(1,980)
Thirteen weeks ended July 31, 2010	(160)	—	(160)

Balance as of July 31, 2010	$32	$279	$311

The above provisions were included within selling, general and administrative expense.
8. EMPLOYEE DEFINED AND POSTRETIREMENT BENEFIT PLANS
The Company provides benefits to certain current and former associates who are eligible under a defined benefit pension plan and various supplemental pension plans (collectively, the “Pension Plans”). Net periodic benefit expense for the Pension Plans includes the following (income) and expense components:

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Interest cost	$2,543	$2,820	$5,086	$5,642
Expected return on plan assets	(1,977)	(1,765)	(3,954)	(3,530)
Recognition of net actuarial loss	970	1,219	1,940	2,438

Net periodic benefit expense	$1,536	$2,274	$3,072	$4,550

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
During the 26 weeks ended July 31, 2010, contributions of $394 were made to the Pension Plans. The Company anticipates contributing an additional $371 to fund the Pension Plans in fiscal 2010 for an annual total of $765.
The Company also provides medical and life insurance benefits to certain former associates under a postretirement benefit plan (“Postretirement Benefit Plan”). Net periodic benefit expense of $82, comprised solely of interest expense, was recorded in the second quarter of 2010. Net periodic benefit expense of $66, comprised of interest expense of $88 and recognition of net actuarial gain of $22, was recorded in the second quarter of 2009. During the 26 weeks ended July 31, 2010, the Company recorded net periodic benefit expense of $163, comprised solely of interest expense. During the 26 weeks ended August 1, 2009, net periodic benefit expense of $130, comprised of interest expense of $175 and recognition of net actuarial gain of $45, was recorded. During the 26 weeks ended July 31, 2010, payments under the Postretirement Benefit Plan exceeded participant premiums received by $255. The Company anticipates contributing an additional $673 to fund the Postretirement Benefit Plan in fiscal 2010 for a net annual total of $928.
9. INCOME TAXES
The provisions codified within ASC Topic 740, Income Taxes (“ASC 740”), require companies to assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. In accordance with ASC 740, the Company maintained a full valuation allowance throughout fiscal 2009 and the 26 weeks ended July 31, 2010 on all the Company’s net deferred tax assets. The Company’s deferred tax asset valuation allowance totaled $160,996 and $140,452 at July 31, 2010 and January 30, 2010, respectively.
Given the Company’s valuation allowance position, no tax benefit was recognized on the Company’s loss before income taxes in the 13 and 26 weeks ended July 31, 2010 and August 1, 2009. The tax benefit of $187 recorded in the 26 weeks ended July 31, 2010 includes a $1,496 tax benefit resulting from recognition of uncertain tax positions due to a statute of limitations expiration, partially offset by certain state income tax expense and recognition of deferred tax liabilities associated with indefinite-lived assets. The tax benefit of $141 recorded in the 26 weeks ended August 1, 2009 includes a $1,633 tax benefit resulting from recognition of uncertain tax positions due to a statute of limitations expiration, partially offset by certain state income tax expense and recognition of deferred tax liabilities associated with indefinite-lived assets.
Within the Company’s Annual Report on Form 10-K for fiscal 2009, the Company disclosed it was reasonably possible that gross unrecognized tax benefits could decrease by $1,236 within the next 12 months. As of July 31, 2010, it is reasonably possible that gross unrecognized tax benefits could decrease by $47 within the next 12 months due to the expiration of certain statutes of limitations.
10. CONTINGENCIES
The Company is party to legal proceedings and claims that arise during the ordinary course of business. In the opinion of management, the ultimate outcome of any such litigation and claims will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
11. COMPREHENSIVE LOSS
Comprehensive loss was determined as follows:

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009

Net loss	$(33,730)	$(34,762)	$(57,272)	$(80,203)
Other comprehensive income (loss):
Amortization of pension and postretirement benefit plans	970	1,197	1,940	2,393
Cash flow hedge derivative income (loss)	995	(69)	1,966	(900)

Comprehensive loss	$(31,765)	$(33,634)	$(53,366)	$(78,710)

As a result of the deferred tax asset valuation allowance maintained throughout fiscal 2009 and the 26 weeks ended July 31, 2010, the changes recognized within other comprehensive income (loss) in all periods presented were recorded on a gross basis.
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
The condensed consolidating financial information for the Company, the Issuer and the Company’s guarantor and non-guarantor subsidiaries as of July 31, 2010 and January 30, 2010 and for the second quarter of 2010 and 2009 and the 26 weeks ended July 31, 2010 and August 1, 2009 as presented below has been prepared from the books and records maintained by the Company, the Issuer and the guarantor and non-guarantor subsidiaries. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the guarantor and non-guarantor subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from affiliates will exist at any time.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Balance Sheet
July 31, 2010

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$7,043	$8,238	$—	$—	$15,282
Merchandise inventories	—	357,286	318,350	—	—	675,636
Prepaid expenses and other current assets	—	57,273	11,443	990	(606)	69,100

Total current assets	1	421,602	338,031	990	(606)	760,018

Property, fixtures and equipment at cost, net	—	207,084	233,540	284,010	—	724,634
Deferred income taxes	—	4,310	7,964	—	—	12,274
Intangible assets, net	—	57,128	77,294	—	—	134,422
Investment in and advances to affiliates	87,713	477,847	148,553	316	(714,429)	—
Other long-term assets	—	34,622	896	4,287	—	39,805

Total assets	$87,714	$1,202,593	$806,278	$289,603	$(715,035)	$1,671,153

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$219,811	$—	$—	$—	$219,811
Accrued payroll and benefits	—	27,956	7,700	—	—	35,656
Accrued expenses	—	70,192	78,953	1,361	(606)	149,900
Current maturities of long-term debt and obligations under capital leases	—	3,738	2,501	6,738	—	12,977
Deferred income taxes	—	6,032	8,569	—	—	14,601
Income taxes payable	—	119	74	—	—	193

Total current liabilities	—	327,848	97,797	8,099	(606)	433,138

Long-term debt and obligations under capital leases, less current maturities	—	694,930	53,675	242,391	—	990,996
Other long-term liabilities	—	115,520	42,459	1,326	—	159,305

Total liabilities	—	1,138,298	193,931	251,816	(606)	1,583,439

Shareholders’ equity	87,714	64,295	612,347	37,787	(714,429)	87,714

Total liabilities and shareholders’ equity	$87,714	$1,202,593	$806,278	$289,603	$(715,035)	$1,671,153

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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
Thirteen Weeks Ended July 31, 2010

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$264,055	$344,541	$—	$—	$608,596
Other income	—	5,732	8,292	—	—	14,024

	—	269,787	352,833	—	—	622,620

Costs and expenses:
Costs of merchandise sold	—	163,335	213,816	—	—	377,151
Selling, general and administrative	—	102,465	130,370	25	(8,697)	224,163
Depreciation and amortization	—	10,425	13,168	2,923	—	26,516
Amortization of lease-related interests	—	661	486	—	—	1,147

Loss from operations	—	(7,099)	(5,007)	(2,948)	8,697	(6,357)

Other income (expense):
Intercompany rental and royalty income	—	—	1,581	7,116	(8,697)	—
Equity in losses of subsidiaries	(34,534)	(6,978)	—	—	41,512	—
Interest expense, net	—	(20,457)	(3,626)	(4,094)	—	(28,177)

(Loss) income before income taxes	(34,534)	(34,534)	(7,052)	74	41,512	(34,534)
Income tax (benefit) provision	(804)	(804)	340	—	464	(804)

Net (loss) income	$(33,730)	$(33,730)	$(7,392)	$74	$41,048	$(33,730)

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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
Twenty-Six Weeks Ended July 31, 2010

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$551,166	$718,803	$—	$—	$1,269,969
Other income	—	11,323	16,539	—	—	27,862

	—	562,489	735,342	—	—	1,297,831

Costs and expenses:
Costs of merchandise sold	—	342,405	449,086	—	—	791,491
Selling, general and administrative	—	207,062	262,501	49	(17,536)	452,076
Depreciation and amortization	—	20,847	26,049	5,844	—	52,740
Amortization of lease-related interests	—	1,323	970	—	—	2,293

Loss from operations	—	(9,148)	(3,264)	(5,893)	17,536	(769)

Other income (expense):
Intercompany rental and royalty income	—	—	3,233	14,303	(17,536)	—
Equity in losses of subsidiaries	(57,459)	(7,090)	—	—	64,549	—
Interest expense, net	—	(41,221)	(7,251)	(8,218)	—	(56,690)

(Loss) income before income taxes	(57,459)	(57,459)	(7,282)	192	64,549	(57,459)
Income tax (benefit) provision	(187)	(187)	654	—	(467)	(187)

Net (loss) income	$(57,272)	$(57,272)	$(7,936)	$192	$65,016	$(57,272)

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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Cash Flows
Twenty-Six Weeks Ended July 31, 2010

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$4,082	$26,969	$15,349	$8,320	$(9,538)	$45,182

Cash flows from investing activities:
Capital expenditures	—	(9,652)	(10,453)	—	—	(20,105)
Intercompany Investing activity	—	(29)	—	—	29	—
Proceeds from sale of property, fixtures and equipment	—	9	14	—	—	23

Net cash used in investing activities	—	(9,672)	(10,439)	—	29	(20,082)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(300,953)	(1,182)	(3,260)	—	(305,395)
Proceeds from issuance of long-term debt	—	280,094	—	—	—	280,094
Intercompany financing activity	—	—	(4,449)	(5,060)	9,509	—
Restricted shares forfeited in lieu of payroll taxes	(4,082)	—	—	—	—	(4,082)
Deferred financing costs paid	—	(714)	—	—	—	(714)
Increase in bank overdraft balances	—	1,357	—	—	—	1,357

Net cash used in financing activities	(4,082)	(20,216)	(5,631)	(8,320)	9,509	(28,740)

Net decrease in cash and cash equivalents	—	(2,919)	(721)	—	—	(3,640)

Cash and cash equivalents at beginning of period	1	9,962	8,959	—	—	18,922

Cash and cash equivalents at end of period	$1	$7,043	$8,238	$—	$—	$15,282

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

13. AMENDMENTS TO CREDIT CARD PROGRAM AGREEMENT
Effective July 30, 2010, the Company and HSBC Bank Nevada, N.A. (“HSBC”) entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Card Program Agreement (the “CCPA”). Under the Fourth Amendment, the right of either party to terminate the Third Amendment to the CCPA (the “Opt Out Right”) was extended to August 31, 2010. Prior provisions regarding notice and prescribed cash payment to the other party remained in effect.
Effective August 31, 2010, the Company and HSBC entered into a Fifth Amendment (the “Fifth Amendment”) to the CCPA. Under the Fifth Amendment, either party may exercise its Opt Out Right by providing written notice to the other party no earlier than January 1, 2011 and not later than January 31, 2011. Prior provisions regarding prescribed cash payment to the other party remain effective.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For purposes of the following discussion, references to the “second quarter of 2010” and the “second quarter of 2009” are to the 13 weeks ended July 31, 2010 and August 1, 2009, respectively. References to “2010” and “2009” are to the 26 weeks ended July 31, 2010 and August 1, 2009, respectively. References to “fiscal 2010” and “fiscal 2009” are to the 52 weeks ending January 29, 2011 and the 52 weeks ended January 30, 2010, respectively. References to “the Company,” “we,” “us,” and “our” refer to The Bon-Ton Stores, Inc. and its subsidiaries.
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
Economic Factors and Company Performance
Our operating results and performance, and that of our competitors, depend significantly on economic conditions and their impact on consumer spending. We are cautiously optimistic about the economic environment for fiscal 2010. We will continue to focus on sales and marketing initiatives to positively impact our sales performance, particularly when economic conditions improve, and assess options to further reduce our cost structure. On August 19, 2010, we provided the following assumptions with respect to fiscal 2010:
•	a comparable store sales increase in the range of 1.0% to 2.0%;

•	a gross margin rate in the range of 37.6% to 37.7%, an improvement over the fiscal 2009 rate of 37.1%;

•	a reduction of $15.0 million to $20.0 million in our selling, general and administrative (“SG&A”) expenses; and

•	an effective tax rate of 0%.
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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Results of Operations
The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Other income	2.3	2.6	2.2	2.7

	102.3	102.6	102.2	102.7

Costs and expenses:
Costs of merchandise sold	62.0	62.9	62.3	64.1
Selling, general and administrative	36.8	36.6	35.6	36.7
Depreciation and amortization	4.4	4.7	4.2	4.5
Amortization of lease-related interests	0.2	0.2	0.2	0.2

Loss from operations	(1.0)	(1.7)	(0.1)	(2.7)
Interest expense, net	4.6	3.8	4.5	3.7

Loss before income taxes	(5.7)	(5.6)	(4.5)	(6.4)
Income tax (benefit) provision	(0.1)	0.2	—	—

Net loss	(5.5)%	(5.7)%	(4.5)%	(6.4)%

Second Quarter of 2010 Compared with Second Quarter of 2009
Net sales: Net sales in the second quarter of 2010 were $608.6 million, compared with $609.2 million in the second quarter of 2009, reflecting a decrease of 0.1%. Comparable store sales increased 0.2%. Our sales performance in the second quarter was not as strong as in the first quarter of the year; we believe the ongoing economic malaise has heightened consumer uncertainty and contributed to the weakened sales trend during the period. Additionally, due to inventory management efforts, there was significantly less clearance inventory throughout the second quarter of 2010 compared with the prior year, further challenging sales.
Our customer has responded to our value message, as evidenced by the relative strength of sales of moderately-priced merchandise in Petites and Moderate Sportswear (both included in Women’s Apparel) and Footwear. These merchandise categories have benefited from the strategic addition or expansion of moderate branded goods in all stores as well as increased penetration of private brands and key items.
Juniors’ Apparel and Furniture (included in Home) performed poorly in the second quarter of 2010, mirroring, we believe, national sales trends. In addition, our junior customer did not respond to certain merchandise initiatives. Sales in Furniture continue to be adversely impacted by the challenging housing market and sluggish economy. Mattress sales were particularly disappointing in light of our promotional efforts.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Other income: Other income, which includes income from revenues received under a credit card program agreement with HSBC Bank Nevada, N.A., leased departments and other customer revenues, was $14.0 million, or 2.3% of net sales, in the second quarter of 2010 as compared with $16.1 million, or 2.6% of net sales, in the second quarter of 2009. The decrease primarily reflects reduced leased department income, the result of the conversion in late fiscal 2009 of Fine Jewelry to an owned department.
Costs and expenses: Gross margin in the second quarter of 2010 increased $5.3 million to $231.4 million as compared with $226.1 million in the comparable prior year period. The increase is attributable to an improved gross margin rate. Gross margin as a percentage of net sales increased 90 basis points to 38.0% in the second quarter of 2010 from 37.1% in the same period last year. We improved our merchandise margins primarily through strong inventory management and increased sales penetration of private brand and value-priced offerings, both of which typically generate higher net markup and gross margins.
SG&A expense in the second quarter of 2010 was $224.2 million as compared with $222.9 million in the second quarter of 2009, an increase of $1.2 million. The increase is primarily due to incentive compensation and retirement accruals in the current year, partially offset by ongoing cost control efforts. The current year SG&A expense rate increased slightly to 36.8% of net sales from 36.6% in the comparable prior year period.
Depreciation and amortization expense and amortization of lease-related interests decreased $2.3 million, to $27.7 million in the second quarter of 2010 from $29.9 million in the second quarter of 2009, primarily due to the reduced asset base resulting from significant reductions in capital expenditures in fiscal 2009 (whereby depreciation expense greatly exceeded asset additions) and, to a lesser extent, asset impairments recorded in fiscal 2009.
Loss from operations: The loss from operations in the second quarter of 2010 was $6.4 million, or 1.0% of net sales, compared with a loss from operations of $10.6 million, or 1.7% of net sales, in the comparable prior year period.
Interest expense, net: Net interest expense was $28.2 million, or 4.6% of net sales, in the second quarter of 2010 as compared with $23.2 million, or 3.8% of net sales, in the second quarter of 2009. The $5.0 million increase is primarily due to increased borrowing rates and deferred financing fees under our amended and new credit facilities, partially offset by reduced borrowings.
Income tax (benefit) provision: The effective tax rate in the second quarter of 2010 and 2009 largely reflects the Company’s valuation allowance position against all net deferred tax assets. The $0.8 million income tax benefit in the second quarter of 2010 includes a $1.5 million tax benefit resulting from recognition of uncertain tax positions due to a statute of limitations expiration, partially offset by certain state income tax expense and recognition of deferred tax liabilities associated with indefinite-lived assets. The $0.9 million income tax provision in the second quarter of 2009 includes certain state income tax expense and recognition of deferred tax liabilities associated with indefinite-lived assets.
Net loss: Net loss in the second quarter of 2010 was $33.7 million, or 5.5% of net sales, compared with a net loss of $34.8 million, or 5.7% of net sales, in the second quarter of 2009.
2010 Compared with 2009
Net sales: Net sales in 2010 were $1,270.0 million, compared with $1,253.8 million in 2009, reflecting an increase of $16.2 million, or 1.3%. Comparable store sales increased 1.6%, largely due to a strong first quarter performance. We believe our value message has resonated with our customers as sales in Footwear, Moderate Sportswear and Petites (both included in Women’s Apparel) and Accessories, the best performing merchandise categories in the period, benefited from successful private brand strategies and expanded moderate offerings.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Juniors’ Apparel has performed poorly in 2010 as our customer has not responded to current merchandise offerings. Sales in Furniture and Hard Home (both included in Home) continue to be adversely impacted by the challenging housing market and slow economy. Additionally, Furniture sales have been hampered by what we believe is a continued reluctance by our customer to spend limited discretionary dollars on bigger ticket items. Hard Home sales were particularly impacted by the Company’s decision to reduce its inventory investment in novelty electronic gifts and poor sales in decorative housewares.
Other income: Other income was $27.9 million, or 2.2% of net sales, in 2010 as compared with $34.5 million, or 2.7% of net sales, in 2009. The decrease primarily reflects reduced leased department income, the result of the conversion in late fiscal 2009 of Fine Jewelry to an owned department.
Costs and expenses: Gross margin in 2010 was $478.5 million as compared with $450.3 million in 2009, reflecting an increase of $28.2 million. The increase in gross margin dollars was due to the increased sales volume and an increased margin rate in the period. Gross margin as a percentage of net sales increased 180 basis points to 37.7% in the current year from 35.9% last year, primarily due to increased sales penetration of private brand and value-priced offerings, both of which typically generate higher net markup and gross margins, and decreased net markdowns.
SG&A expense in 2010 was $452.1 million as compared with $459.8 million in 2009. The $7.7 million decrease was the result of continued cost control efforts, partially offset by incentive compensation and retirement accruals. The expense rate in 2010 decreased 110 basis points to 35.6%, reflecting both the decreased expense dollars and higher sales volume in the current year.
Depreciation and amortization expense and amortization of lease-related interests decreased $4.2 million to $55.0 million in 2010, primarily due to the reduced asset base resulting from significant reductions in capital expenditures in fiscal 2009 (whereby depreciation expense greatly exceeded asset additions) and, to a lesser extent, asset impairments recorded in fiscal 2009.
Loss from operations: The loss from operations in 2010 was $0.8 million, an improvement of $33.5 million over 2009 results.
Interest expense, net: Net interest expense was $56.7 million, or 4.5% of net sales, in 2010 as compared with $46.1 million, or 3.7% of net sales, in 2009. The $10.6 million increase principally reflects higher borrowing rates and deferred financing fees under our amended and new credit facilities, partially offset by reduced borrowings.
Income tax benefit: The effective tax rate in 2010 and 2009 largely reflects the Company’s valuation allowance position against all net deferred tax assets. The $0.2 million income tax benefit in 2010 includes a $1.5 million tax benefit resulting from recognition of uncertain tax positions due to a statute of limitations expiration, partially offset by certain state income tax expense and recognition of deferred tax liabilities associated with indefinite-lived assets. The $0.1 million income tax benefit in 2009 includes a $1.6 million tax benefit resulting from recognition of uncertain tax positions due to a statute of limitations expiration, partially offset by certain state income tax expense and recognition of deferred tax liabilities associated with indefinite-lived assets.
Net loss: Net loss in 2010 was $57.3 million, or 4.5% of net sales, compared with a net loss of $80.2 million, or 6.4% of net sales, in 2009.

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
Liquidity and Capital Resources
At July 31, 2010, we had $15.3 million in cash and cash equivalents and $390.5 million available under our asset-based revolving credit facility (before taking into account the minimum borrowing availability covenant under such facility of $75.0 million). In anticipation of continued economic uncertainty in fiscal 2010, we heightened our focus on maximizing cash flow by reducing operating expenses and continuing to control inventory levels in order to benefit our working capital needs. We anticipate that these actions will positively impact our fiscal 2010 cash flow.
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
The following table summarizes material measures of the Company’s liquidity and capital resources:

	July 31,	August 1,
(Dollars in millions)	2010	2009

Working capital	$326.9	$377.9
Current ratio	1.75:1	1.96:1
Debt to total capitalization (1)	0.92:1	0.95:1
Unused availability under lines of credit (2)	$390.5	$173.7

(1)	Debt includes obligations under capital leases. Total capitalization includes shareholders’ equity and debt.

(2)	Subject to a minimum borrowing availability covenant of $75.0 million.
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

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Decreases in working capital and the current ratio are primarily the result of an increase in the current year accounts payable balance, reflecting the timing of merchandise receipts and increased vendor and factor support, an indication, we believe, of increased vendor confidence due to our new debt structure implemented in the fourth quarter of fiscal 2009 and the resultant increase in excess borrowing capacity. The decrease in debt to total capitalization is largely due to current year debt reductions due to cash flow generated in fiscal 2009 and 2010 utilized to reduce debt. The increase in unused availability under lines of credit as compared with the prior year largely reflects reduced direct borrowings, the result of our improved operating performance and increased liquidity afforded us by the term loan facility entered into in fiscal 2009, which enabled us to pay a portion of the outstanding borrowings under our revolving credit facility.
Cash provided by (used in) our operating, investing and financing activities is summarized as follows:

	TWENTY-SIX
	WEEKS ENDED
	July 31,	August 1,
(Dollars in millions)	2010	2009

Operating activities	$45.2	$34.8
Investing activities	(20.1)	(12.9)
Financing activities	(28.7)	(26.0)
Net cash provided by operating activities amounted to $45.2 million and $34.8 million in 2010 and 2009, respectively. The increase in net cash provided in the current year primarily reflects an improvement in business performance, resulting in the significant reduction in the current year loss. This improvement was partially offset by a reduced working capital benefit in the current year.
Net cash used in investing activities primarily reflects capital expenditures for store remodels and information technology. Capital expenditures totaled $20.1 million and $13.0 million in 2010 and 2009, respectively; these expenditures do not reflect reductions for external contributions of $2.6 million and $2.0 million in 2010 and 2009, respectively. We anticipate our fiscal 2010 capital expenditures will not exceed $50.0 million (net of external contributions of $7.0 million), an increase over our fiscal 2009 capital investments of $32.3 million (which do not reflect reductions for external contributions of $7.6 million).
Net cash used in financing activities amounted to $28.7 million and $26.0 million in 2010 and 2009, respectively. The marginal increase in net cash used in the current year primarily reflects increased net debt reduction due to decreased cash requirements for current year operating activities, increased capital expenditures and the effect of forfeitures of common stock shares by employees in lieu of tax payments, partially offset by a year-over-year change in bank overdraft balances.
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
As of January 30, 2010, approximately 32% of our inventories were valued using a first-in, first-out cost basis and approximately 68% of our inventories were valued using a last-in, first-out (“LIFO”) cost basis. As is currently the case with many companies in the retail industry, our LIFO calculations yielded inventory increases in recent prior years due to deflation reflected in price indices used. The LIFO method values merchandise sold at the cost of more recent inventory purchases (which the deflationary indices indicated to be lower), resulting in the general inventory on-hand being carried at the older, higher costs. Given these higher values and the promotional retail environment, we have reduced the carrying value of our LIFO inventories to an estimated realizable value. These reductions totaled $41.7 million as of July 31, 2010 and January 30, 2010. Inherent in the valuation of inventories are significant management judgments and estimates regarding future merchandise selling costs and pricing. Should these estimates prove to be inaccurate, we may have overstated or understated our inventory carrying value. In such cases, operating results would ultimately be impacted.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Vendor Allowances
As is standard industry practice, allowances from merchandise vendors are received as reimbursement for charges incurred on marked-down merchandise. Vendor allowances are recorded when determined to be collectable and authorized by internal management. Allowances are generally credited to costs of goods sold, provided the allowance is: (1) for merchandise either permanently marked down or sold, (2) not predicated on a future purchase, and (3) not predicated on a future increase in the purchase price from the vendor. If the aforementioned criteria are not met, the allowances are recorded as an adjustment to the cost of merchandise capitalized in inventory and reflected as a reduction of costs of merchandise sold when the related merchandise is sold.
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
Income Taxes
Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against net deferred tax assets. The process involves summarizing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. In addition, we are required to assess whether valuation allowances should be established against our deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. To the extent a valuation allowance is established in a period, an expense must be recorded within the income tax provision in the statement of operations or as an adjustment to accumulated other comprehensive income in the balance sheet and the statement of shareholders’ equity.
We reported net deferred tax liabilities of $2.3 million and $1.5 million at July 31, 2010 and January 30, 2010, respectively. In assessing the realizability of our deferred tax assets, we considered whether it is more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Significant weight is given to evidence that can be objectively verified. As a result, current or previous losses are given more weight than any projected future taxable income. In addition, a recent three-year historical cumulative loss is considered a significant element of negative evidence that is difficult to overcome.
We evaluate our deferred tax assets each reporting period, including assessment of the Company’s cumulative income or loss over the prior three-year period, to determine if valuation allowances are required.   With respect to our reviews during fiscal 2009, our three-year historical cumulative loss and the continuation of uncertain near-term economic conditions impeded our ability to rely on our projections of future taxable income in assessing valuation allowance requirements.  As such, we concluded that it was necessary to maintain a full valuation allowance on our net deferred tax assets. With respect to our reviews in the first and second quarters of 2010, we concluded it was necessary to continue the position of a full valuation allowance on our net deferred tax assets.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Our deferred tax asset valuation allowance totaled $161.0 and $140.5 million at July 31, 2010 and January 30, 2010, respectively. If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may need to be adjusted, which could materially impact our financial position and results of operations. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard, the valuation allowance would be reversed accordingly in the period that such a conclusion is reached.
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
Long-lived Assets
Property, fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in our business model or capital strategy can result in the actual useful lives differing from estimates. In cases where we determined that the useful life of property, fixtures and equipment should be shortened, we depreciated the net book value in excess of the salvage value over the revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or leasehold improvements could also result in shortened useful lives. Our net property, fixtures and equipment amounted to $724.6 million and $756.6 million at July 31, 2010 and January 30, 2010, respectively.
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

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Intangible Assets
Net intangible assets totaled $134.4 million and $138.8 million at July 31, 2010 and January 30, 2010, respectively. Our intangible assets at July 31, 2010 are principally comprised of $67.3 million of lease interests that relate to below-market-rate leases and $67.2 million associated with trade names, private label brand names and customer lists. The lease-related interests are being amortized using a straight-line method. The customer lists are being amortized using a declining-balance method. At July 31, 2010, trade names and private label brand names of $54.0 million have been deemed as having indefinite lives.
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
Changes in the assumptions regarding the discount rate and expected return on plan assets may result in materially different expense and liability amounts. Actuarial estimations may differ materially from actual results, reflecting many factors including changing market and economic conditions, changes in investment strategies, higher or lower withdrawal rates and longer or shorter life-spans of participants. In addition, while we are not required to make any mandatory contributions to the defined benefit pension plan in fiscal 2010, the funded status of this plan and the related cost reflected in our financial statements are affected by various factors that are subject to an inherent degree of uncertainty, particularly in the current economic environment. Under the Pension Protection Act of 2006, losses of asset values may necessitate increased funding of the defined benefit pension plan in the future to meet minimum federal government requirements. Downward pressure on the asset values of the defined benefit pension plan may require us to fund obligations earlier than we forecasted, which would have a negative impact on cash flows from operations.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Forward-Looking Statements
Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission contain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which may be identified by words such as “may,” “could,” “would,” “will,” “plan,” “expect,” “believe,” “anticipate,” “estimate,” “project,” “intend” or other similar expressions, involve important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. Factors that could cause such differences include, but are not limited to, risks related to retail businesses generally; a significant and prolonged deterioration of general economic conditions which could negatively impact the Company, including the potential write-down of the current valuation of intangible assets and deferred taxes; changes in the terms of the Company’s proprietary credit card program; potential increase in pension obligations; consumer spending patterns, debt levels, and the availability and cost of consumer credit; additional competition from existing and new competitors; inflation; deflation; changes in the costs of fuel and other energy and transportation costs; weather conditions that could negatively impact sales; uncertainties associated with expanding or remodeling existing stores; the ability to attract and retain qualified management; the dependence upon relationships with vendors and their factors; a security breach; the ability to reduce SG&A expenses; the incurrence of unplanned capital expenditures; the ability to obtain financing for working capital, capital expenditures and general corporate purposes; the impact of new regulatory requirements including the changes mandated in 2009 to many credit card business practices and the health care legislation enacted in 2010; and the financial condition of mall operators. Additional factors that could cause the Company’s actual results to differ from those contained in these forward-looking statements are discussed in greater detail under Item 1A of the Company’s Form 10-K filed with the Securities and Exchange Commission.

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
Changes in Internal Control over Financial Reporting
There were no changes to our internal controls over financial reporting that occurred during the 13 weeks ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

THE BON-TON STORES, INC.
PART II: OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
From October 2008 to August 2010, approximately 860,000 shares of common stock were purchased by participants in the Company’s Retirement Contribution Plan (the “401(k) Plan”) in transactions that were not registered with the Securities and Exchange Commission. The aggregate price paid by such participants for such shares was $2,243,600. No underwriter was involved in such transactions; thus, there were no underwriting commissions. The Company believed that it had a valid registration statement covering the shares issued in such transactions when they were completed. However, as a result of a miscalculation with respect to the aggregate number of shares issued under the 401(k) Plan, shares were purchased under the 401(k) Plan in excess of the number of shares covered by the registration statement. Notwithstanding the foregoing, the Company believes that it may be able to rely on the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, based on the nature of the transactions and because purchasers were limited to current employees of the Company who had access to information regarding the Company and did receive a prospectus prior to such purchases. Because the shares purchased by participants in the 401(k) Plan are first purchased in the open market by the trustee of the 401(k) Plan prior to allocation to the participants’ respective accounts, the Company did not receive any proceeds from such transactions. A new registration statement on Form S-8 covering additional shares to be issued in connection with the 401(k) Plan was filed with the Securities and Exchange Commission on August 26, 2010.
ITEM 6. EXHIBITS
(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

Exhibit	Description	Document Location

10.1	Fourth Amendment to the Credit Card Program Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on August 4, 2010

10.2	Fifth Amendment to the Credit Card Program Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on September 7, 2010

31.1	Certification of Byron L. Bergren	Filed herewith.

31.2	Certification of Keith E. Plowman	Filed herewith.

32.1	Certification Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934	Furnished herewith.

THE BON-TON STORES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BON-TON STORES, INC.
DATE: September 9, 2010	BY:	/s/ Byron L. Bergren
Byron L. Bergren
President and Chief Executive Officer

DATE: September 9, 2010	BY:	/s/ Keith E. Plowman
Keith E. Plowman
Executive Vice President, Chief Financial Officer and Principal Accounting Officer