Form 10-Q
period 2010-10-30
BON TON STORES INC
filed 2010-12-09
CIK 878079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarter ended October 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 26, 2010, there were 16,111,769 shares of Common Stock, $.01 par value, and 2,951,490 shares of Class A Common Stock, $.01 par value, outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
THE BON-TON STORES, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)	October 30,	January 30,
(Unaudited)	2010	2010
Assets
Current assets:
Cash and cash equivalents	$18,366	$18,922
Merchandise inventories	920,600	659,399
Prepaid expenses and other current assets	74,482	87,690

Total current assets	1,013,448	766,011

Property, fixtures and equipment at cost, net of accumulated depreciation and amortization of $663,077 and $594,020 at October 30, 2010 and January 30, 2010, respectively	717,943	756,618
Deferred income taxes	12,673	13,303
Intangible assets, net of accumulated amortization of $44,741 and $38,477 at October 30, 2010 and January 30, 2010, respectively	132,251	138,794
Other long-term assets	38,371	47,281

Total assets	$1,914,686	$1,722,007

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$348,533	$163,671
Accrued payroll and benefits	43,542	48,297
Accrued expenses	156,104	160,737
Current maturities of long-term debt	7,857	7,509
Current maturities of obligations under capital leases	5,725	5,044
Deferred income taxes	15,371	14,820
Income taxes payable	193	—

Total current liabilities	577,325	400,078

Long-term debt, less current maturities	1,033,662	951,315
Obligations under capital leases, less current maturities	62,504	65,405
Other long-term liabilities	155,639	163,453

Total liabilities	1,829,130	1,580,251

Commitments and contingencies

Shareholders’ equity:
Preferred Stock — authorized 5,000,000 shares at $0.01 par value; no shares issued	—	—
Common Stock — authorized 40,000,000 shares at $0.01 par value; issued shares of 16,449,569 and 15,942,348 at October 30, 2010 and January 30, 2010, respectively	164	159
Class A Common Stock — authorized 20,000,000 shares at $0.01 par value; issued and outstanding shares of 2,951,490 at October 30, 2010 and January 30, 2010	30	30
Treasury stock, at cost — 337,800 shares at October 30, 2010 and January 30, 2010	(1,387)	(1,387)
Additional paid-in-capital	151,132	149,649
Accumulated other comprehensive loss	(47,054)	(52,912)
(Accumulated deficit) retained earnings	(17,329)	46,217

Total shareholders’ equity	85,556	141,756

Total liabilities and shareholders’ equity	$1,914,686	$1,722,007

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
(In thousands except per share data)	October 30,	October 31,	October 30,	October 31,
(Unaudited)	2010	2009	2010	2009

Net sales	$700,514	$703,946	$1,970,483	$1,957,705
Other income	16,423	18,667	44,285	53,135

	716,937	722,613	2,014,768	2,010,840

Costs and expenses:
Costs of merchandise sold	432,852	439,029	1,224,343	1,242,492
Selling, general and administrative	235,422	234,798	687,498	694,548
Depreciation and amortization	24,798	28,016	77,538	84,810
Amortization of lease-related interests	1,131	1,216	3,424	3,660

Income (loss) from operations	22,734	19,554	21,965	(14,670)
Interest expense, net	28,347	23,201	85,037	69,321

Loss before income taxes	(5,613)	(3,647)	(63,072)	(83,991)
Income tax provision	661	506	474	365

Net loss	$(6,274)	$(4,153)	$(63,546)	$(84,356)

Per share amounts —
Basic:
Net loss	$(0.36)	$(0.24)	$(3.60)	$(4.96)

Diluted:
Net loss	$(0.36)	$(0.24)	$(3.60)	$(4.96)
The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	THIRTY-NINE
	WEEKS ENDED
(In thousands)	October 30,	October 31,
(Unaudited)	2010	2009
Cash flows from operating activities:
Net loss	$(63,546)	$(84,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	77,538	84,810
Amortization of lease-related interests	3,424	3,660
Share-based compensation expense	5,570	3,485
Loss on sale of property, fixtures and equipment	208	103
Reclassification of other comprehensive loss	5,858	7,085
Amortization of deferred financing costs	6,959	3,054
Amortization of deferred gain on sale of proprietary credit card portfolio	(1,811)	(1,810)
Deferred income taxes	1,181	3,458
Changes in operating assets and liabilities:
Increase in merchandise inventories	(261,201)	(234,588)
Decrease in prepaid expenses and other current assets	13,208	41,726
Decrease in other long-term assets	2,669	1,786
Increase in accounts payable	177,341	152,945
Decrease in accrued payroll and benefits and accrued expenses	(10,577)	(24,101)
Increase in income taxes payable	193	122
(Decrease) increase in other long-term liabilities	(4)	593

Net cash used in operating activities	(42,990)	(42,028)

Cash flows from investing activities:
Capital expenditures	(36,048)	(22,210)
Proceeds from sale of property, fixtures and equipment	77	86

Net cash used in investing activities	(35,971)	(22,124)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(433,534)	(476,142)
Proceeds from issuance of long-term debt	512,285	539,531
Cash dividends paid	—	(866)
Restricted shares forfeited in lieu of payroll taxes	(4,082)	—
Deferred financing costs paid	(717)	(322)
Increase (decrease) in bank overdraft balances	4,453	(2,107)

Net cash provided by financing activities	78,405	60,094

Net decrease in cash and cash equivalents	(556)	(4,058)

Cash and cash equivalents at beginning of period	18,922	19,719

Cash and cash equivalents at end of period	$18,366	$15,661

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other	(Accumulated
		Class A		Additional	Compre-	Deficit)
(In thousands)	Common	Common	Treasury	Paid-in	hensive	Retained
(Unaudited)	Stock	Stock	Stock	Capital	Loss	Earnings	Total

BALANCE AT JANUARY 30, 2010	$159	$30	$(1,387)	$149,649	$(52,912)	$46,217	$141,756

Comprehensive loss (Note 11):
Net loss	—	—	—	—	—	(63,546)	(63,546)
Pension and postretirement benefit plans	—	—	—	—	2,910	—	2,910
Cash flow hedges	—	—	—	—	2,948	—	2,948

Total comprehensive loss							(57,688)

Restricted shares forfeited in lieu of payroll taxes	(4)	—	—	(4,078)	—	—	(4,082)
Share-based compensation expense	9	—	—	5,561	—	—	5,570

BALANCE AT OCTOBER 30, 2010	$164	$30	$(1,387)	$151,132	$(47,054)	$(17,329)	$85,556

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
1. BASIS OF PRESENTATION
The Bon-Ton Stores, Inc., a Pennsylvania corporation, was incorporated on January 31, 1996 as the successor of a company incorporated on January 31, 1929. The Bon-Ton Stores, Inc. operates, through its subsidiaries, 277 stores in 23 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson Pirie Scott, Elder-Beerman, Herberger’s and Younkers nameplates and, in the Detroit, Michigan area, under the Parisian nameplate. The Bon-Ton Stores, Inc. conducts its operations through one business segment.
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
For purposes of the following discussion, references to the “first quarter of 2010” are to the 13 weeks ended May 1, 2010. References to the “third quarter of 2010” and the “third quarter of 2009” are to the 13 weeks ended October 30, 2010 and October 31, 2009, respectively. References to “fiscal 2010” are to the 52 weeks ending January 29, 2011; references to “fiscal 2009” are to the 52 weeks ended January 30, 2010.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions about future events. These estimates and assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and the reported amounts of revenues and expenses. Such estimates include those related to merchandise returns, the valuation of inventories, long-lived assets, intangible assets, insurance reserves, contingencies, litigation and assumptions used in the calculation of income taxes and retirement and other post-employment benefits, among others. These estimates and assumptions are based on management’s best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from further changes in the economic environment will be reflected in the financial statements in future periods.
Certain prior year balances presented in the consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation. These reclassifications did not impact the Company’s net loss for the periods presented.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
Recently Issued Accounting Standards
In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which requires new disclosures regarding recurring or nonrecurring fair value measurements. Entities are required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and the reasons for the transfers, and to provide information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. In addition, entities must provide fair value measurement disclosures for each class of assets and liabilities and, for Level 2 or Level 3 measurements, disclose the valuation technique and inputs used in determining fair value for each class. ASU 2010-06 impacts disclosure requirements only. The Company adopted ASU 2010-06 in the first quarter of 2010, with the exception of the additional information in the reconciliation of Level 3 assets and liabilities, which will be effective in fiscal 2011. There were no transfers into or out of Level 1 or 2 of the fair value hierarchy during the 39 weeks ended October 30, 2010.
2. PER-SHARE AMOUNTS
The following table presents a reconciliation of net loss and weighted average shares outstanding used in basic and diluted earnings (loss) per share (“EPS”) calculations for each period presented:

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009

Basic Loss Per Common Share
Net loss	$(6,274)	$(4,153)	$(63,546)	$(84,356)
Less: Income allocated to participating securities	—	—	—	—

Net loss available to common shareholders	$(6,274)	$(4,153)	$(63,546)	$(84,356)

Weighted average common shares outstanding	17,627,630	17,008,132	17,646,088	17,000,824

Basic loss per common share	$(0.36)	$(0.24)	$(3.60)	$(4.96)

Diluted Loss Per Common Share
Net loss	$(6,274)	$(4,153)	$(63,546)	$(84,356)
Less: Income allocated to participating securities	—	—	—	—

Net loss available to common shareholders	$(6,274)	$(4,153)	$(63,546)	$(84,356)

Weighted average common shares outstanding	17,627,630	17,008,132	17,646,088	17,000,824
Common shares issuable — stock options	—	—	—	—

Weighted average common shares outstanding assuming dilution	17,627,630	17,008,132	17,646,088	17,000,824

Diluted loss per common share	$(0.36)	$(0.24)	$(3.60)	$(4.96)

Due to the Company’s net loss position, weighted average unvested restricted shares (participating securities) of 1,373,480 and 1,261,004 for the third quarter of 2010 and 2009, respectively, and 1,241,438 and 1,093,837 for the 39 weeks ended October 30, 2010 and October 31, 2009, respectively, were excluded from the calculation of both basic and diluted EPS.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
In addition, weighted average stock option shares (non-participating securities) of 1,056,322 and 1,084,306 for the third quarter of 2010 and 2009, respectively, and 1,059,750 and 1,100,943 for the 39 weeks ended October 30, 2010 and October 31, 2009, respectively, were excluded from the calculation of diluted EPS as they would have been antidilutive. Certain of these stock option shares were excluded solely due to the Company’s net loss position. Had the Company reported net income for the third quarter of 2010 and 2009, these shares would have had an effect of 204,653 and 73,614 dilutive shares, respectively, for purposes of calculating diluted EPS. Had the Company reported net income for the 39 weeks ended October 30, 2010 and October 31, 2009, these shares would have had an effect of 243,487 and 25,054 dilutive shares, respectively, for purposes of calculating diluted EPS.
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
As of October 30, 2010 and January 30, 2010, the Company held two interest rate swap contracts required to be measured at fair value on a recurring basis (see Note 4). The fair values of these interest rate swap contracts are derived from discounted cash flow analysis utilizing an interest rate yield curve that is readily available to the public or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized these interest rate swap contracts as a Level 2 fair value measurement. There has been no change in the valuation technique used to determine the fair value of the interest rate swap contracts.
The interest rate swap liability comprises the entirety of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis. The carrying value of the interest rate swap liability as of October 30, 2010 and January 30, 2010 is as follows:

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	Total Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
October 30, 2010	$3,520	$—	$3,520	$—

January 30, 2010	$6,319	$—	$6,319	$—

The carrying values of the Company’s cash and cash equivalents, accounts payable and financial instruments reported within prepaid expenses and other current assets and other long-term assets approximate fair value. The carrying value of the Company’s long-term debt, including current maturities but excluding capital leases, was $1,041,519 and $958,824 at October 30, 2010 and January 30, 2010, respectively, and the estimated fair value was $1,046,325 and $888,647 at October 30, 2010 and January 30, 2010, respectively. The fair value estimate of the Company’s long-term debt is based on quoted market rates available to the Company or discounted cash flow analysis as appropriate.
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

	October 30,	October 31,
	2010	2009
Fixed swaps (notional amount)	$100,000	$100,000
Range of pay rate	5.48%-5.49%	5.48%-5.49%
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
The following table summarizes the fair value (see Note 3) and presentation in the consolidated balance sheet:

	Balance Sheet Location	Derivative Assets	Derivative Liabilities
October 30, 2010	Accrued Expenses	$—	$3,520
January 30, 2010	Other Long-Term Liabilities	$—	$6,319

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
The following table summarizes the effect of the interest rate swaps on the consolidated statement of operations and OCI or AOCI, prior to being de-designated on December 4, 2009:

			Amount of	Location of	Amount of
			Loss	Loss	Loss
	Amount of	Location of Loss	Reclassified	Recognized	Recognized
	Loss	Reclassified from	from AOCI to	in the	in the
	Recognized	AOCI to the	the Statement	Statement of	Statement of
	in OCI	Statement of	of Operations	Operations	Operations
	(effective	Operations	(effective	(ineffective	(ineffective
	portion)	(effective portion)	portion)	portion)	portion)
13 Weeks Ended October 31, 2009	$1,515	Interest Expense, Net	$1,270	Interest Expense, Net	$—
39 Weeks Ended October 31, 2009	$4,641	Interest Expense, Net	$3,496	Interest Expense, Net	$—
The following table summarizes the effect of the interest rate swaps on the consolidated statement of operations and AOCI, after being de-designated on December 4, 2009:

		Amount of		Amount of
	Location of Loss	Loss	Location of	Loss
	Reclassified from	Reclassified	Loss	Recognized
	AOCI to the	from AOCI to	Recognized in	in the
	Statement of	the Statement	the Statement	Statement of
	Operations	of Operations	of Operations	Operations
13 Weeks Ended October 30, 2010	Interest Expense, Net	$982	Interest Expense, Net	$245
39 Weeks Ended October 30, 2010	Interest Expense, Net	$2,948	Interest Expense, Net	$1,088
At October 30, 2010, it is expected that $1,848 of losses in AOCI related to interest rate swaps will be reclassified into the statement of operations within the next nine months.
5. SUPPLEMENTAL BALANCE SHEET INFORMATION
Prepaid expenses and other current assets were comprised of the following:

	October 30,	January 30,
	2010	2010
Prepaid expenses	$39,046	$30,778
Other receivables	34,236	48,624
Income tax receivables	1,200	8,288

Total	$74,482	$87,690

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
6. SUPPLEMENTAL CASH FLOW INFORMATION
The following supplemental cash flow information is provided for the periods reported:

	THIRTY-NINE
	WEEKS ENDED
	October 30,	October 31,
	2010	2009

Cash paid for:
Interest, net of amounts capitalized	$91,140	$79,452
Income taxes, net of refunds received	(6,598)	(32,088)

Non-cash investing activities:
Decrease in accrued property, fixtures and equipment included in accounts payable and accrued expenses	$(285)	$(194)
Assets acquired under capital leases	1,724	6,546
7. EXIT OR DISPOSAL ACTIVITIES
The following table summarizes exit or disposal activities during the 39 weeks ended October 30, 2010 related to involuntary associate termination costs associated with the Company’s cost reductions in corporate and store personnel implemented in January 2010 and the 39 weeks ended October 30, 2010, the closing of its Bon-Ton store in Latham, New York and the announced January 2011 closings of its Elder-Beerman store in Centerville, Ohio and Bon-Ton store in Frederick, Maryland:

	Termination	Other
	Benefits	Costs	Total
Balance as of January 30, 2010	$1,688	$—	$1,688
Provisions:
Thirteen weeks ended May 1, 2010	473	—	473
Thirteen weeks ended July 31, 2010	11	279	290
Thirteen weeks ended October 30, 2010	374	—	374
Payments:
Thirteen weeks ended May 1, 2010	(1,980)	—	(1,980)
Thirteen weeks ended July 31, 2010	(160)	—	(160)
Thirteen weeks ended October 30, 2010	(177)	(259)	(436)

Balance as of October 30, 2010	$229	$20	$249

The above provisions were included within selling, general and administrative expense.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
8. EMPLOYEE DEFINED AND POSTRETIREMENT BENEFIT PLANS
The Company provides benefits to certain current and former associates who are eligible under a defined benefit pension plan and various supplemental pension plans (collectively, the “Pension Plans”). Net periodic benefit expense for the Pension Plans includes the following (income) and expense components:

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Interest cost	$2,543	$2,822	$7,629	$8,464
Expected return on plan assets	(1,977)	(1,764)	(5,931)	(5,294)
Recognition of net actuarial loss	970	1,219	2,910	3,657

Net periodic benefit expense	$1,536	$2,277	$4,608	$6,827

During the 39 weeks ended October 30, 2010, contributions of $596 were made to the Pension Plans. The Company anticipates contributing an additional $169 to fund the Pension Plans in fiscal 2010 for an annual total of $765.
The Company also provides medical and life insurance benefits to certain former associates under a postretirement benefit plan (“Postretirement Benefit Plan”). Net periodic benefit expense of $81, comprised solely of interest expense, was recorded in the third quarter of 2010. Net periodic benefit expense of $64, comprised of interest expense of $87 and recognition of net actuarial gain of $23, was recorded in the third quarter of 2009. During the 39 weeks ended October 30, 2010, the Company recorded net periodic benefit expense of $244, comprised solely of interest expense. During the 39 weeks ended October 31, 2009, net periodic benefit expense of $194, comprised of interest expense of $262 and recognition of net actuarial gain of $68, was recorded. During the 39 weeks ended October 30, 2010, payments under the Postretirement Benefit Plan exceeded participant premiums received by $353. The Company anticipates contributing an additional $575 to fund the Postretirement Benefit Plan in fiscal 2010 for a net annual total of $928.
9. INCOME TAXES
The provisions codified within ASC Topic 740, Income Taxes (“ASC 740”), require companies to assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. In accordance with ASC 740, the Company maintained a full valuation allowance throughout fiscal 2009 and the 39 weeks ended October 30, 2010 on all the Company’s net deferred tax assets. The Company’s deferred tax asset valuation allowance totaled $165,457 and $140,452 at October 30, 2010 and January 30, 2010, respectively.
Given the Company’s valuation allowance position, no tax benefit was recognized on the Company’s loss before income taxes in the 13 and 39 weeks ended October 30, 2010 and October 31, 2009. The tax provision of $474 recorded in the 39 weeks ended October 30, 2010 includes certain state income tax expense and recognition of deferred tax liabilities associated with indefinite-lived assets, partially offset by a $1,507 tax benefit resulting from recognition of uncertain tax positions due to a statute of limitations expiration. The tax provision of $365 recorded in the 39 weeks ended October 31, 2009 includes certain state income tax expense and recognition of deferred tax liabilities associated with indefinite-lived assets, partially offset by a $1,633 tax benefit resulting from recognition of uncertain tax positions due to a statute of limitations expiration.
As of October 30, 2010, it is reasonably possible that gross unrecognized tax benefits could decrease by $42 within the next 12 months due to the expiration of certain statutes of limitations.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
10. CONTINGENCIES
In October 2010, the Company became aware that a third-party it had contracted with as its agent to receive, monitor and pay utility bills for the Company’s properties became delinquent in its payment of the Company’s utility bills, despite timely receipt of funds from the Company. The Company recorded an estimated $2.9 million liability for the unpaid utility bills; this liability was offset by a $2.85 million insurance receivable through the Company’s commercial crime policy.
In addition, the Company is party to legal proceedings and claims that arise during the ordinary course of business. In the opinion of management, the ultimate outcome of any such litigation and claims will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.
11. COMPREHENSIVE LOSS
Comprehensive loss was determined as follows:

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009

Net loss	$(6,274)	$(4,153)	$(63,546)	$(84,356)

Other comprehensive income (loss):
Amortization of pension and postretirement benefit plans	970	1,196	2,910	3,589
Cash flow hedge derivative income (loss)	982	(245)	2,948	(1,145)

Comprehensive loss	$(4,322)	$(3,202)	$(57,688)	$(81,912)

As a result of the deferred tax asset valuation allowance maintained throughout fiscal 2009 and the 39 weeks ended October 30, 2010, the changes recognized within other comprehensive income (loss) in all periods presented were recorded effectively on a gross basis.
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
The condensed consolidating financial information for the Company, the Issuer and the Company’s guarantor and non-guarantor subsidiaries as of October 30, 2010 and January 30, 2010 and for the third quarter of 2010 and 2009 and the 39 weeks ended October 30, 2010 and October 31, 2009 as presented below has been prepared from the books and records maintained by the Company, the Issuer and the guarantor and non-guarantor subsidiaries. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the guarantor and non-guarantor subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from affiliates will exist at any time.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Balance Sheet
October 30, 2010

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$10,346	$8,019	$—	$—	$18,366
Merchandise inventories	—	465,806	454,794	—	—	920,600
Prepaid expenses and other current assets	—	61,910	12,406	700	(534)	74,482

Total current assets	1	538,062	475,219	700	(534)	1,013,448

Property, fixtures and equipment at cost, net	—	202,733	233,995	281,215	—	717,943
Deferred income taxes	—	4,805	7,868	—	—	12,673
Intangible assets, net	—	56,041	76,210	—	—	132,251
Investment in and advances to affiliates	85,555	603,969	26,820	316	(716,660)	—
Other long-term assets	—	32,370	1,793	4,208	—	38,371

Total assets	$85,556	$1,437,980	$821,905	$286,439	$(717,194)	$1,914,686

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$348,533	$—	$—	$—	$348,533
Accrued payroll and benefits	—	33,027	10,515	—	—	43,542
Accrued expenses	—	72,656	82,671	1,311	(534)	156,104
Current maturities of long-term debt and obligations under capital leases	—	4,177	2,548	6,857	—	13,582
Deferred income taxes	—	6,667	8,704	—	—	15,371
Income taxes payable	—	119	74	—	—	193

Total current liabilities	—	465,179	104,512	8,168	(534)	577,325

Long-term debt and obligations under capital leases, less current maturities	—	802,484	53,020	240,662	—	1,096,166
Other long-term liabilities	—	110,344	43,945	1,350	—	155,639

Total liabilities	—	1,378,007	201,477	250,180	(534)	1,829,130

Shareholders’ equity	85,556	59,973	620,428	36,259	(716,660)	85,556

Total liabilities and shareholders’ equity	$85,556	$1,437,980	$821,905	$286,439	$(717,194)	$1,914,686

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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
Thirteen Weeks Ended October 30, 2010

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$303,955	$396,559	$—	$—	$700,514
Other income	—	6,803	9,620	—	—	16,423

	—	310,758	406,179	—	—	716,937

Costs and expenses:
Costs of merchandise sold	—	187,748	245,104	—	—	432,852
Selling, general and administrative	—	107,908	136,273	24	(8,783)	235,422
Depreciation and amortization	—	9,662	12,342	2,794	—	24,798
Amortization of lease-related interests	—	647	484	—	—	1,131

Income (loss) from operations	—	4,793	11,976	(2,818)	8,783	22,734

Other income (expense):
Intercompany rental and royalty income	—	—	1,740	7,043	(8,783)	—
Equity in (losses) earnings of subsidiaries	(5,613)	10,127	—	—	(4,514)	—
Interest expense, net	—	(20,533)	(3,750)	(4,064)	—	(28,347)

(Loss) income before income taxes	(5,613)	(5,613)	9,966	161	(4,514)	(5,613)
Income tax provision	661	661	330	—	(991)	661

Net (loss) income	$(6,274)	$(6,274)	$9,636	$161	$(3,523)	$(6,274)

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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
Thirty-Nine Weeks Ended October 30, 2010

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$855,121	$1,115,362	$—	$—	$1,970,483
Other income	—	18,126	26,159	—	—	44,285

	—	873,247	1,141,521	—	—	2,014,768

Costs and expenses:
Costs of merchandise sold	—	530,153	694,190	—	—	1,224,343
Selling, general and administrative	—	314,970	398,774	73	(26,319)	687,498
Depreciation and amortization	—	30,509	38,391	8,638	—	77,538
Amortization of lease-related interests	—	1,970	1,454	—	—	3,424

(Loss) income from operations	—	(4,355)	8,712	(8,711)	26,319	21,965

Other income (expense):
Intercompany rental and royalty income	—	—	4,973	21,346	(26,319)	—
Equity in (losses) earnings of subsidiaries	(63,072)	3,037	—	—	60,035	—
Interest expense, net	—	(61,754)	(11,001)	(12,282)	—	(85,037)

(Loss) income before income taxes	(63,072)	(63,072)	2,684	353	60,035	(63,072)
Income tax provision	474	474	984	—	(1,458)	474

Net (loss) income	$(63,546)	$(63,546)	$1,700	$353	$61,493	$(63,546)

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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Cash Flows
Thirty-Nine Weeks Ended October 30, 2010

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$4,082	$(71,404)	$25,495	$11,617	$(12,780)	$(42,990)

Cash flows from investing activities:
Capital expenditures	—	(17,376)	(18,672)	—	—	(36,048)
Intercompany Investing activity	—	(29)	—	—	29	—
Proceeds from sale of property, fixtures and equipment	—	46	31	—	—	77

Net cash used in investing activities	—	(17,359)	(18,641)	—	29	(35,971)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(426,874)	(1,790)	(4,870)	—	(433,534)
Proceeds from issuance of long-term debt	—	512,285	—	—	—	512,285
Deferred financing costs paid	—	(717)	—	—	—	(717)
Intercompany financing activity	—	—	(6,004)	(6,747)	12,751	—
Restricted shares forfeited in lieu of payroll taxes	(4,082)	—	—	—	—	(4,082)
Increase in bank overdraft balances	—	4,453	—	—	—	4,453

Net cash (used in) provided by financing activities	(4,082)	89,147	(7,794)	(11,617)	12,751	78,405

Net increase (decrease) in cash and cash equivalents	—	384	(940)	—	—	(556)

Cash and cash equivalents at beginning of period	1	9,962	8,959	—	—	18,922

Cash and cash equivalents at end of period	$1	$10,346	$8,019	$—	$—	$18,366

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
For purposes of the following discussion, references to the “third quarter of 2010” and the “third quarter of 2009” are to the 13 weeks ended October 30, 2010 and October 31, 2009, respectively. References to “2010” and “2009” are to the 39 weeks ended October 30, 2010 and October 31, 2009, respectively. References to “fiscal 2010” and “fiscal 2009” are to the 52 weeks ending January 29, 2011 and the 52 weeks ended January 30, 2010, respectively. References to “the Company,” “we,” “us,” and “our” refer to The Bon-Ton Stores, Inc. and its subsidiaries.
Overview
General
We are one of the largest regional department store operators in the United States, offering a broad assortment of brand-name fashion apparel and accessories for women, men and children. Our merchandise offerings also include cosmetics, home furnishings and other goods. We currently operate 277 stores in 23 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson Pirie Scott, Elder-Beerman, Herberger’s and Younkers nameplates and, in the Detroit, Michigan area, under the Parisian nameplate, encompassing a total of approximately 26 million square feet.
We operate in the department store segment of the U.S. retail industry, which is a highly competitive and fragmented environment. The department store industry continues to evolve in response to consolidation among merchandise vendors as well as the evolution of competitive retail formats — mass merchandisers, national chain retailers, specialty retailers and online retailers — and the advent of mobile technology and social media.
Economic Factors and Company Performance
Our operating results and performance, and that of our competitors, depend significantly on economic conditions and their impact on consumer spending. We remain cautiously optimistic about the economic environment for fiscal 2010. We will continue to focus on sales and marketing initiatives to positively impact our sales performance, particularly when economic conditions improve, and assess options to further reduce our cost structure. On November 18, 2010, we provided the following assumptions with respect to fiscal 2010:
•	a comparable store sales increase in the range of 1.0% to 1.5%;

•	a gross margin rate of 37.7%, an improvement over the fiscal 2009 rate of 37.1%;

•	a reduction of $15.0 million to $20.0 million in our selling, general and administrative (“SG&A”) expenses; and

•	an effective tax rate of 0%.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Results of Operations
The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Other income	2.3	2.7	2.2	2.7

	102.3	102.7	102.2	102.7

Costs and expenses:
Costs of merchandise sold	61.8	62.4	62.1	63.5
Selling, general and administrative	33.6	33.4	34.9	35.5
Depreciation and amortization	3.5	4.0	3.9	4.3
Amortization of lease-related interests	0.2	0.2	0.2	0.2

Income (loss) from operations	3.2	2.8	1.1	(0.7)
Interest expense, net	4.0	3.3	4.3	3.5

Loss before income taxes	(0.8)	(0.5)	(3.2)	(4.3)
Income tax provision	0.1	0.1	—	—

Net loss	(0.9)%	(0.6)%	(3.2)%	(4.3)%

Third Quarter of 2010 Compared with Third Quarter of 2009
Net sales: Net sales in the third quarter of 2010 were $700.5 million, compared with $703.9 million in the third quarter of 2009, reflecting a decrease of 0.5%. Comparable store sales decreased 0.3%. Our sales performance in the third quarter was hampered by unseasonably warm weather in our markets in August and October. September sales, by contrast, unaffected by unseasonable temperatures, exhibited a solid comparable store increase. The decrease in sales of cold-weather merchandise, in fact, accounted for the entirety of the comparable sales decline in the period.
Merchandise categories with notable sales increases in the third quarter of 2010 included Footwear, Cosmetics and Better Sportswear (included in Women’s Apparel). Footwear benefited from increased inventory investment in the period and favorable customer response to new fall updated product, particularly fashion boots. The introduction of innovative treatment product and fragrance launches fueled the sales performance in Cosmetics. Better Sportswear sales increased as customers responded favorably to our assortment. Sales of better merchandise throughout our product categories significantly outperformed sales of moderately-priced traditional goods during the period.
The poorest performing categories in the period were Coats, Moderate Sportswear (both included in Women’s Apparel) and Juniors’ Apparel. Sales in Coats were significantly impacted by the unseasonable weather. The performance in Juniors’ Apparel reflects slower sweater and knit top sales.
Other income: Other income, which includes income from revenues received under a credit card program agreement with HSBC Bank Nevada, N.A., leased departments and other customer revenues, was $16.4 million, or 2.3% of net sales, in the third quarter of 2010 as compared with $18.7 million, or 2.7% of net sales, in the third quarter of 2009. The decrease primarily reflects reduced leased department income, the result of the conversion in late fiscal 2009 of Fine Jewelry to an owned department.
Costs and expenses: Gross margin in the third quarter of 2010 increased $2.7 million to $267.7 million as compared with $264.9 million in the comparable prior year period. The increase is attributable to an improved gross margin rate. Gross margin as a percentage of net sales increased 60 basis points to 38.2% in the third quarter of 2010 from 37.6% in the same period last year. We improved our merchandise margins primarily through well-executed inventory management, which resulted in decreased markdowns in the period.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
SG&A expense in the third quarter of 2010 was $235.4 million as compared with $234.8 million in the third quarter of 2009, an increase of $0.6 million. The increase is primarily due to higher advertising expenditures and targeted investment spending to support growth in our eCommerce operations, partially offset by ongoing cost control efforts. The current year SG&A expense rate increased slightly to 33.6% of net sales from 33.4% in the comparable prior year period.
Depreciation and amortization expense and amortization of lease-related interests decreased $3.3 million, to $25.9 million in the third quarter of 2010 from $29.2 million in the third quarter of 2009, primarily due to the reduced asset base resulting from significant reductions in capital expenditures in fiscal 2009 (whereby depreciation expense greatly exceeded asset additions) and, to a lesser extent, asset impairments recorded in fiscal 2009.
Income from operations: Income from operations in the third quarter of 2010 was $22.7 million, or 3.2% of net sales, compared with income from operations of $19.6 million, or 2.8% of net sales, in the comparable prior year period.
Interest expense, net: Net interest expense was $28.3 million, or 4.0% of net sales, in the third quarter of 2010 as compared with $23.2 million, or 3.3% of net sales, in the third quarter of 2009. The $5.1 million increase is primarily due to increased borrowing rates and amortization of deferred financing fees under our amended and new credit facilities, partially offset by reduced borrowings.
Income tax provision: The effective tax rate in the third quarter of 2010 and 2009 largely reflects the Company’s valuation allowance position against all net deferred tax assets. The $0.7 million income tax provision in the third quarter of 2010 includes certain state income tax expense and recognition of deferred tax liabilities associated with indefinite-lived assets, as does the $0.5 million income tax provision in the third quarter of 2009.
Net loss: Net loss in the third quarter of 2010 was $6.3 million, or 0.9% of net sales, compared with a net loss of $4.2 million, or 0.6% of net sales, in the third quarter of 2009.
2010 Compared with 2009
Net sales: Net sales in 2010 were $1,970.5 million, compared with $1,957.7 million in 2009, reflecting an increase of $12.8 million, or 0.7%. Comparable store sales increased 0.9% in the 39 weeks, largely due to a strong first quarter performance. Newness and value combined to drive sales increases in Footwear and Better Sportswear (included in Women’s Apparel) in 2010. We believe our value message continued to resonate with our customers as sales in Intimate Apparel and Accessories benefited from successful private brand strategies and expanded moderate offerings.
Sales in Coats (included in Women’s Apparel) were significantly impacted by unseasonable weather in the third quarter. Juniors’ Apparel sales have continued to underperform as compared with other merchandise categories as our customer has not responded to our merchandise offerings. Sales in Furniture (included in Home) continue to be adversely impacted by the challenging housing market and slow economy.
Other income: Other income was $44.3 million, or 2.2% of net sales, in 2010 as compared with $53.1 million, or 2.7% of net sales, in 2009. The decrease primarily reflects reduced leased department income, the result of the conversion in late fiscal 2009 of Fine Jewelry to an owned department.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Costs and expenses: Gross margin in 2010 was $746.1 million as compared with $715.2 million in 2009, reflecting an increase of $30.9 million. The increase in gross margin dollars was due to the increased sales volume and an increased margin rate in the period. Gross margin as a percentage of net sales increased 130 basis points to 37.9% in the current year from 36.5% last year, primarily due to decreased net markdowns and increased sales penetration of private brand and value-priced offerings, both of which typically generate higher net markup and gross margin.
SG&A expense in 2010 was $687.5 million as compared with $694.5 million in 2009. The $7.1 million decrease was the result of continued cost control efforts, partially offset by incentive compensation accruals. The expense rate in 2010 decreased 60 basis points to 34.9%, reflecting both the decreased expenditures and higher sales volume in the current year.
Depreciation and amortization expense and amortization of lease-related interests decreased $7.5 million to $81.0 million in 2010, primarily due to the reduced asset base resulting from significant reductions in capital expenditures in fiscal 2009 (whereby depreciation expense greatly exceeded asset additions) and, to a lesser extent, asset impairments recorded in fiscal 2009.
Income (loss) from operations: Income from operations in 2010 was $22.0 million, an improvement of $36.6 million over the loss from operations of ($14.7) million in 2009.
Interest expense, net: Net interest expense was $85.0 million, or 4.3% of net sales, in 2010 as compared with $69.3 million, or 3.5% of net sales, in 2009. The $15.7 million increase principally reflects higher borrowing rates and amortization of deferred financing fees under our amended and new credit facilities, partially offset by reduced borrowings.
Income tax provision: The effective tax rate in 2010 and 2009 largely reflects the Company’s valuation allowance position against all net deferred tax assets. The $0.5 million income tax provision in 2010 includes certain state income tax expense and recognition of deferred tax liabilities associated with indefinite-lived assets, partially offset by a $1.5 million tax benefit resulting from recognition of uncertain tax positions due to a statute of limitations expiration. The $0.4 million income tax provision in 2009 includes certain state income tax expense, a tax position exposure accrual, and recognition of deferred tax liabilities associated with indefinite-lived assets—partially offset by a $1.6 million tax benefit resulting from recognition of uncertain tax positions due to a statute of limitations expiration.
Net loss: Net loss in 2010 was $63.5 million, or 3.2% of net sales, compared with a net loss of $84.4 million, or 4.3% of net sales, in 2009.
Non-GAAP Financial Measure — EBITDA
We have prepared our condensed consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”). In addition, the non-GAAP financial performance measure of EBITDA (defined as earnings before interest, income taxes and depreciation and amortization, including amortization of lease-related interests) is as follows:

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
(In thousands)	October 30,	October 31,	October 30,	October 31,
(Unaudited)	2010	2009	2010	2009

EBITDA	$48,663	$48,786	$102,927	$73,800

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
We consider EBITDA to be an important supplemental measure of our performance. It is frequently used by securities analysts, investors and other interested parties to evaluate the performance of companies in our industry and by some investors to determine a company’s ability to service or incur debt. In addition, our management uses EBITDA internally to compare the profitability of our stores. EBITDA is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. EBITDA should not be assessed in isolation from or construed as a substitute for net income or cash flows from operations, which are prepared in accordance with GAAP. EBITDA has limitations as an analytical tool and is not intended to represent, and should not be considered to be a more meaningful measure than, or an alternative to, measures of operating performance as determined in accordance with GAAP.
The following table reconciles EBITDA to net loss as presented in our condensed consolidated statements of operations (prepared in accordance with GAAP):

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
(In thousands)	October 30,	October 31,	October 30,	October 31,
(Unaudited)	2010	2009	2010	2009

Net loss	$(6,274)	$(4,153)	$(63,546)	$(84,356)
Adjustments:
Income tax provision	661	506	474	365
Interest expense, net	28,347	23,201	85,037	69,321
Depreciation and amortization	24,798	28,016	77,538	84,810
Amortization of lease-related interests	1,131	1,216	3,424	3,660

EBITDA	$48,663	$48,786	$102,927	$73,800

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
Liquidity and Capital Resources
At October 30, 2010, we had $18.4 million in cash and cash equivalents and $461.6 million available under our asset-based revolving credit facility (before taking into account the minimum borrowing availability covenant under such facility of $75.0 million). In anticipation of continued economic uncertainty in fiscal 2010, we maintained our focus on maximizing cash flow by reducing operating expenses and continuing to control inventory levels in order to benefit our working capital needs. We anticipate that these actions will positively impact our fiscal 2010 cash flow.

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
The following table summarizes material measures of the Company’s liquidity and capital resources:

	October 30,	October 31,
(Dollars in millions)	2010	2009

Working capital	$436.1	$482.1
Current ratio	1.76:1	1.95:1
Debt to total capitalization (1)	0.93:1	0.96:1
Unused availability under lines of credit (2)	$461.6	$245.6

(1)	Debt includes obligations under capital leases. Total capitalization includes shareholders’ equity and debt.

(2)	Subject to a minimum borrowing availability covenant of $75.0 million.
Our primary sources of working capital are cash flows from operations and borrowings under our revolving credit facility, which provides for up to $675.0 million in borrowings (limited by amounts available pursuant to a borrowing base calculation and a $75.0 million minimum borrowing availability covenant). Our business follows a seasonal pattern; working capital fluctuates with seasonal variations, reaching its highest level in October or November to fund the purchase of merchandise inventories prior to the holiday season. The seasonality of our business historically provides the greatest cash flow from operations during the holiday season, with fiscal fourth quarter net sales generating the strongest profits of our fiscal year. As holiday sales significantly reduce inventory levels, this reduction, combined with net income, historically provides us with strong cash flow from operations at the end of our fiscal year.
Decreases in working capital and the current ratio are primarily the result of an increase in the current year accounts payable balance, reflecting increased vendor and factor support, an indication, we believe, of increased vendor confidence due to an increase in our excess borrowing capacity. The decrease in debt to total capitalization is largely due to cash flow generated in the fourth quarter of fiscal 2009 utilized to reduce debt. The increase in unused availability under lines of credit as compared with the prior year largely reflects reduced direct borrowings, the result of increased liquidity afforded us by the term loan facility entered into in fiscal 2009, which enabled us to pay a portion of the outstanding borrowings under our revolving credit facility, and, to a lesser extent, reduced use of letters of credit.
Cash provided by (used in) our operating, investing and financing activities is summarized as follows:

	THIRTY-NINE
	WEEKS ENDED
	October 30,	October 31,
(Dollars in millions)	2010	2009

Operating activities	$(43.0)	$(42.0)
Investing activities	(36.0)	(22.1)
Financing activities	78.4	60.1

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Net cash used in operating activities amounted to $43.0 million and $42.0 million in 2010 and 2009, respectively. Cash outflow increased marginally in the current year as the improvement in business performance, resulting in the significant reduction of our net loss in 2010, was offset by increased working capital investment and reduced non-cash expenses.
Net cash used in investing activities primarily reflects capital expenditures for store remodels and information technology. Capital expenditures totaled $36.0 million and $22.2 million in 2010 and 2009, respectively; these expenditures do not reflect reductions for external contributions of $4.6 million and $5.5 million in 2010 and 2009, respectively. We anticipate our fiscal 2010 capital expenditures will not exceed $50.0 million (net of external contributions of $6.5 million), an increase over our fiscal 2009 capital investments of $32.3 million (which does not reflect reductions for external contributions of $7.6 million).
Net cash provided by financing activities amounted to $78.4 million and $60.1 million in 2010 and 2009, respectively. The increase in net cash provided in the current year primarily reflects increased net debt proceeds to support cash requirements for increased capital expenditures and forfeitures of common stock shares by employees in lieu of tax payments, partially offset by a year-over-year change in bank overdraft balances.
Critical Accounting Policies
Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these financial statements required us to make estimates and judgments that affected reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Such estimates include those related to merchandise returns, the valuation of inventories, long-lived assets, intangible assets, insurance reserves, contingencies, litigation and assumptions used in the calculation of income taxes and retirement and other post-employment benefits, among others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
As of January 30, 2010, approximately 32% of our inventories were valued using a first-in, first-out cost basis and approximately 68% of our inventories were valued using a last-in, first-out (“LIFO”) cost basis. As is currently the case with many companies in the retail industry, our LIFO calculations yielded inventory increases in recent prior years due to deflation reflected in price indices used. The LIFO method values merchandise sold at the cost of more recent inventory purchases (which the deflationary indices indicated to be lower), resulting in the general inventory on-hand being carried at the older, higher costs. Given these higher values and the promotional retail environment, we have reduced the carrying value of our LIFO inventories to an estimated realizable value. These reductions totaled $41.7 million as of October 30, 2010 and January 30, 2010. Inherent in the valuation of inventories are significant management judgments and estimates regarding future merchandise selling costs and pricing. Should these estimates prove to be inaccurate, we may have overstated or understated our inventory carrying value. In such cases, operating results would ultimately be impacted.
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
We reported net deferred tax liabilities of $2.7 million and $1.5 million at October 30, 2010 and January 30, 2010, respectively. In assessing the realizability of our deferred tax assets, we considered whether it is more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Significant weight is given to evidence that can be objectively verified. As a result, current or previous losses are given more weight than any projected future taxable income. In addition, a recent three-year historical cumulative loss is considered a significant element of negative evidence that is difficult to overcome.
We evaluate our deferred tax assets each reporting period, including assessment of the Company’s cumulative income or loss over the prior three-year period, to determine if valuation allowances are required. With respect to our reviews during fiscal 2009, our three-year historical cumulative loss and the continuation of uncertain near-term economic conditions impeded our ability to rely on our projections of future taxable income in assessing valuation allowance requirements. As such, we concluded that it was necessary to maintain a full valuation allowance on our net deferred tax assets. With respect to our three quarterly reviews in 2010, we concluded it was necessary to continue the position of a full valuation allowance on our net deferred tax assets.
Our deferred tax asset valuation allowance totaled $165.5 million and $140.5 million at October 30, 2010 and January 30, 2010, respectively. If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may need to be adjusted, which could materially impact our financial position and results of operations. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard, the valuation allowance would be reversed accordingly in the period that such a conclusion is reached.
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
Long-lived Assets
Property, fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in our business model or capital strategy can result in the actual useful lives differing from estimates. In cases where we determined that the useful life of property, fixtures and equipment should be shortened, we depreciated the net book value in excess of the salvage value over the revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or leasehold improvements could also result in shortened useful lives. Our net property, fixtures and equipment amounted to $717.9 million and $756.6 million at October 30, 2010 and January 30, 2010, respectively.

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
Intangible Assets
Net intangible assets totaled $132.3 million and $138.8 million at October 30, 2010 and January 30, 2010, respectively. Our intangible assets at October 30, 2010 are principally comprised of $65.6 million of lease interests that relate to below-market-rate leases and $66.6 million associated with trade names, private label brand names and customer lists. The lease-related interests are being amortized using a straight-line method. The customer lists are being amortized using a declining-balance method. At October 30, 2010, trade names and private label brand names of $54.0 million have been deemed as having indefinite lives.
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
Should significant changes in the manner of our use of assets or overall business strategy, future results or economic events cause us to adjust our projected cash flows, future estimates of fair value may not support the carrying amount of these assets. If actual results prove inconsistent with our assumptions and judgments, we could be exposed to a material impairment charge.

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

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Forward-Looking Statements
Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission contain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which may be identified by words such as “may,” “could,” “would,” “will,” “plan,” “expect,” “believe,” “anticipate,” “estimate,” “project,” “intend” or other similar expressions, involve important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. Factors that could cause such differences include, but are not limited to, risks related to retail businesses generally; a significant and prolonged deterioration of general economic conditions which could negatively impact the Company, including the potential write-down of the current valuation of intangible assets and deferred taxes; changes in the terms of the Company’s proprietary credit card program; potential increase in pension obligations; consumer spending patterns, debt levels, and the availability and cost of consumer credit; additional competition from existing and new competitors; inflation; deflation; changes in the costs of fuel and other energy and transportation costs; weather conditions that could negatively impact sales; uncertainties associated with expanding or remodeling existing stores; the ability to attract and retain qualified management; the dependence upon relationships with vendors and their factors; a data security breach or system failure; the ability to reduce or control SG&A expenses; the incurrence of unplanned capital expenditures; the ability to obtain financing for working capital, capital expenditures and general corporate purposes; the impact of new regulatory requirements including the Credit Card Accountability Responsibility and Disclosure Act of 2009 and the Health Care Reform Act; and the financial condition of mall operators. Additional factors that could cause the Company’s actual results to differ from those contained in these forward-looking statements are discussed in greater detail under Item 1A of the Company’s Form 10-K filed with the Securities and Exchange Commission.

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
Changes in Internal Control over Financial Reporting
There were no changes to our internal controls over financial reporting that occurred during the 13 weeks ended October 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

THE BON-TON STORES, INC.
PART II: OTHER INFORMATION

ITEM 6.	EXHIBITS
(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

Exhibit	Description	Document Location

10.1	Fifth Amendment to the Credit Card Program Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on September 7, 2010

10.2	Amendment No. 1 to The Bon-Ton Stores, Inc. 2009 Omnibus Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K filed on November 24, 2010 (“11/24/10 Form 8-K”)

10.3	Form of Restricted Stock Agreement — Performance Shares	Exhibit 10.2 to the 11/24/10 Form 8-K

10.4	Amendment to The Bon-Ton Stores, Inc. Cash Bonus Plan	Exhibit 10.3 to the 11/24/10 Form 8-K

31.1	Certification of Byron L. Bergren	Filed herewith.

31.2	Certification of Keith E. Plowman	Filed herewith.

32.1	Certification Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934	Furnished herewith.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BON-TON STORES, INC.
DATE: December 9, 2010	BY:	/s/ Byron L. Bergren
Byron L. Bergren
President and Chief Executive Officer

DATE: December 9, 2010	BY:	/s/ Keith E. Plowman
Keith E. Plowman
Executive Vice President, Chief Financial Officer and Principal Accounting Officer