Form 10-K
period 2011-01-29
BON TON STORES INC
filed 2011-04-13
CIK 878079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	Commission File Number
January 29, 2011	0-19517

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $121.4 million as of the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation only, the registrant has excluded all shares held in the treasury or that may be deemed to be beneficially owned by executive officers and directors of the registrant. By doing so, the registrant does not concede that such persons are affiliates for purposes of the federal securities laws.

As of March 25, 2011, there were 16,079,003 shares of Common Stock, $.01 par value, and 2,951,490 shares of Class A Common Stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2011 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference in Part III to the extent described in Part III.

The Bon-Ton Stores, Inc. operates on a fiscal year, consisting of the 52 or 53 week period ending on the Saturday nearer January 31 of the following calendar year. References to “2010,” “2009” and “2008” represent the 2010 fiscal year ended January 29, 2011, the 2009 fiscal year ended January 30, 2010 and the 2008 fiscal year ended January 31, 2009, respectively. References to “2011” represent the 2011 fiscal year ending January 28, 2012.

References to “the Company,” “we,” “us,” and “our” refer to The Bon-Ton Stores, Inc. and its subsidiaries.

PART I

Item 1.	Business

Overview

The Company, a Pennsylvania corporation, was founded in 1898 and is one of the largest regional department store operators in the United States, offering a broad assortment of brand-name fashion apparel and accessories for women, men and children as well as cosmetics, home furnishings and other goods. We currently operate 275 stores in small, mid-size and metropolitan markets in 23 Northeastern, Midwestern and upper Great Plains states under the Bon-Ton, Bergner’s, Boston Store, Carson Pirie Scott, Elder-Beerman, Herberger’s and Younkers nameplates and, in the Detroit, Michigan area, under the Parisian nameplate, encompassing a total of approximately 26 million square feet.

Industry Overview

We compete in the department store segment of the U.S. retail industry. Department stores have historically dominated apparel and accessories retailing, occupying a cornerstone in the U.S. retail landscape for more than 100 years. Over time, department stores have evolved from single-unit, family-owned, urban locations to regional and national chains serving communities of all sizes. Today, we operate in a highly competitive, fragmented and rapidly changing environment as the department store industry continues to evolve in response to consolidation among merchandise vendors as well as the evolution of competitive retail formats — mass merchandisers, national chain retailers, specialty retailers and online retailers — and the advent of mobile technology and social media.

Our operating results and performance, and that of our competitors, depend significantly on economic conditions and their impact on consumer spending. Presently, there are numerous business and economic factors affecting the retail industry, including the department store sector. These factors include high levels of unemployment, a protracted economic recovery in the U.S. and around the globe, continued limited access to credit for many companies and consumers, and lingering weak consumer sentiment.

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

Merchandise Category	2010	2009	2008

Women’s Apparel	25.7%	25.7%	25.6%
Home	16.8	16.8	17.6
Cosmetics	13.1	13.2	13.1
Men’s Apparel	12.0	12.3	12.8
Accessories	9.8	8.9	8.0
Footwear	8.6	8.2	8.1
Children’s Apparel	7.0	7.2	6.9
Intimate Apparel	4.3	4.3	4.3
Juniors’ Apparel	2.7	3.4	3.6

Total	100.0%	100.0%	100.0%

Nationally Distributed Brands

Our nationally distributed brand assortment includes many of the most well-known and popular labels in the apparel, accessories, footwear, cosmetics and home furnishings industries such as Børn, Calvin Klein, Carters, Clarks, Clinique, Estée Lauder, Fossil, Izod, Jessica Simpson, Jones New York, Lancôme, Levis, Michael Kors, Nine West and Polo. We believe these brands enable us to position our stores as headquarters for fashion, offering both newness and wardrobe staples at competitive prices. We believe we maintain excellent relationships with our merchandise vendors, working collaboratively to select the most compelling assortments for our customers.

Private Brands

Our exclusive private brands complement our offerings of nationally distributed brands and are a key component of our overall merchandising strategy. Our private brand portfolio includes popular brands such as Laura Ashley, Victor by Victor Alfaro, Ruff Hewn, Relativity, Studio Works, Breckenridge, Living Quarters Loft, Paradise Collections, Kenneth Roberts and Cuddle Bear. In 2011, we look to further increase the sales penetration of our private brand offerings by expanding successful current brands into new merchandise categories and through the addition of two new brands: a line of men’s apparel and accessories created by the renowned American designer John Bartlett, and Mambo, a collection of surf wear and street wear for young men, juniors and children.

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

Vendor Relationships and Sourcing

Our highly experienced team of buyers has developed long-standing and strong relationships with many of the leading vendors in the marketplace. Our scale, geographic footprint and market position make us an important distribution channel for leading merchandise vendors to reach their target consumers. We believe our status as a key account to many of our vendors serves to strengthen our ability to negotiate for merchandise exclusive to our stores as well as better pricing terms. We monitor and evaluate the sales and profitability performance of each vendor and adjust our purchasing decisions based upon the results of this analysis.

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

Marketing and Customer Service

We are committed to providing our customers with a satisfying shopping experience by offering trend-right fashions, differentiated product, value and convenience. Critical elements of our customer service approach are:

•	multi-channel marketing programs designed to promote customer awareness of our fashion, quality and value;

•	customer targeting strategies that foster and strengthen long-term relationships;

•	frequent shopper promotions for our proprietary credit card holders; and

•	knowledgeable, friendly and well-trained sales associates.

Marketing

Our strategic marketing initiatives develop and enhance our brand equity and support our position as a leading shopping destination among our target customers. Our multi-faceted marketing program is designed to engage with our customers through multiple media channels and allows us to attract new customers and to maintain loyalty with our existing customer base. We are focused on implementing a media mix strategy that optimizes media channels and maximizes our return on investment. We anticipate a shift from traditional print media to broadcast and digital, with significant opportunities to reach new customers via enhanced email, search, mobile, social and affiliate marketing.

We use a combination of (1) advertising and sales promotion activities to build brand image and traffic and (2) customer-specific communications and purchase incentives to drive customer spending and loyalty. Both types of marketing efforts focus primarily on our target customer of women between the ages of 25 and 60 with annual household incomes of $55,000 to $125,000, with the intention of increasing visit frequency and purchases per visit. Additionally, our marketing activities attract a broader audience, including juniors, seniors and men. We seek to attract new customers and to maintain our customer loyalty by actively communicating with our customers through the execution of targeted marketing facilitated by sophisticated customer relationship management capabilities.

We are focused on important, cause-related efforts and events to enhance our connection with the communities in which we operate and with the customers we serve. These strategic initiatives garner favorable publicity, drive traffic and generate incremental sales. Additionally, these efforts serve to differentiate us from our competitors.

We maintain an active calendar of in-store events to promote our merchandise and sales efforts. These events include designer appearances, fashion shows and national makeup artist events.

Proprietary Credit Card

Evidencing our customer satisfaction and loyalty is the high penetration rate of our proprietary credit card program, which is administered by HSBC Bank Nevada, N.A. (“HSBC”). We have over 3.8 million active proprietary credit card holders.

Our proprietary credit card loyalty program is designed to cultivate long-term relationships with our customers. The loyalty program offers rewards and privileges to all members meeting annual earned points requirements. Our targeted loyalty program focuses on our most active customers and includes marketing features such as advanced sales notices and extra savings events. Included in our five-year strategic plan is the objective of developing a new customer base and rewarding our loyal customers with the launch of a new, expanded loyalty program.

Customer Service

We maintain a sales force of knowledgeable and well-trained sales associates to deliver excellent service to our customers. Sales associates are trained in the areas of customer service, selling skills and product knowledge. Our new associates receive computer-based training for an effective, efficient and uniform training experience. We view customer service as a key element of our growth strategy and have identified opportunities to enhance service and deliver meaningful results. In 2011, we will continue to conduct enhanced “Customer First” training for all managers and associates, a program designed to increase engagement with our customers on the selling floor, and use point-of-sale modules as a training tool for product knowledge, selling skills and trend updates for our sales associates.

We employ a two-tiered strategy to achieve effective customer service. First, in selected areas, we offer one-on-one selling with dedicated associates to assist customers with merchandise selections. Second, our customers also appreciate the convenience of self-service formats in many departments and efficient service centers to expedite their purchases. We actively monitor and analyze, through our scheduling program, the service levels in our stores in order to maximize sales associate productivity and store profitability. In 2011, we intend to implement new staffing models in certain pilot stores to enhance customer service in one-on-one service areas such as shoes, cosmetics and accessories.

We believe that retail customers are responding favorably to retailers that make it convenient for them to shop on their terms. State-of-the-art in-store kiosks, which will be introduced in certain pilot stores in 2011, will allow our customers access to our expanded online merchandise assortment, a virtual “endless aisle.” Technology augments our service strategy by providing functionality and fostering customer interaction, affording us an opportunity to enhance our brand and broaden our appeal to younger customers. We will continue exploring ways to use new tools and capabilities to make our sales floor more responsive to our customer.

Competition

The retail industry is highly competitive and fragmented. We face competition for customers from traditional department store operators such as Belk, Inc., Boscov’s Department Store LLC, Dillard’s, Inc., Macy’s, Inc. and Von Maur Inc.; national chain retailers such as J. C. Penney Company, Inc., Kohl’s Corporation and Sears Holdings Corporation; mass merchandisers such as Target Corporation and Wal-Mart Stores, Inc.; specialty stores; and catalogue and online retailers. In a number of our markets, we compete for customers with national department store chains which offer a similar mix of branded merchandise as we do. In other markets, we face potential competition from national chains that, to date, have not entered such markets and from national chains that have stores in our markets but currently do not carry similar branded goods. In all markets, we generally compete for customers with stores offering moderately-priced goods. In addition, we face competition for suitable store locations from other department stores, national chain retailers, mass merchandisers and other large-format retailers. Many of our competitors have substantially greater financial and other resources than we do, and many of those competitors have significantly less debt than we do and may thus have greater flexibility to respond to changes in our industry.

Success in these competitive marketplaces is based on factors such as price, product assortment and quality, service and convenience. We believe that we compare favorably with our competitors with respect to quality of product, depth and breadth of merchandise, prices for comparable quality merchandise, customer service and store environment. We also believe our knowledge of and focus on small to mid-size markets, developed over our many years of operation, give us an advantage in these markets that cannot be readily duplicated. In markets in which we face traditional department store competition, we believe that we compete effectively.

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

Information Technology and Systems

During 2010, we continued our investment in technology infrastructure equipment and software. Our initiatives focused on (1) accelerating the growth of our ecommerce business, (2) updating systems and business processes with emphasis on customer service, (3) improving associate productivity, and (4) reducing operating costs. We launched new internet sites, including social media and mobile connections, to provide our customers convenient access to our expanded on-line merchandise assortment. A new Gift Registry system was implemented and integrated into our ecommerce sites, offering our customers updated event planning services. Warehouse management and customer order fulfillment systems were upgraded to support this rapidly growing business. All remaining stores were updated with our advanced point-of-sale system, bringing us to a common set of selling floor applications. The installation of the leading merchandise returns management system was completed in all stores, reducing fraudulent return activity and providing additional insight into customer return patterns. In addition, we continued our investments in security systems.

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

In 2011, we expect capital expenditures to total approximately $80 million, net of approximately $11 million of landlord contributions. As part of our continual efforts to improve our store base, capital will be employed for remodels of certain stores and on-going store upgrades, as we remain focused on maintaining the quality of our stores and our brand equity. In 2011, we plan to open one new store.

We believe capital investments for information technology are necessary to support our business strategies. We are continually upgrading our information systems to improve efficiency and productivity. Included in the 2011 capital budget are expenditures for numerous information technology projects, most notably efforts to enhance our online presence and selling tools.

Associates

As of March 25, 2011, we had approximately 26,500 full-time and part-time associates. We employ additional part-time associates during peak selling periods. We believe that our relationship with our associates is good.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available without charge on our website, www.bonton.com, as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission (“SEC”).

We also make available on our website, free of charge, the following documents:

•	Audit Committee Charter

•	Human Resources and Compensation Committee Charter

•	Governance and Nominating Committee Charter

•	Code of Ethical Standards and Business Practices

Executive Officers

The following table sets forth certain information regarding our executive officers as of March 25, 2011:

NAME	AGE	POSITION

Tim Grumbacher	71	Executive Chairman of the Board of Directors
Byron L. Bergren	64	President and Chief Executive Officer and Director
Anthony J. Buccina	60	Vice Chairman, President — Merchandising
Stephen R. Byers	57	Vice Chairman — Stores, Visual, Construction, Distribution & Logistics, Loss Prevention
Dennis R. Clouser	58	Executive Vice President — Human Resources, Corporate Procurement & Operations and Information Services
Keith E. Plowman	53	Executive Vice President — Finance; Chief Financial Officer and Principal Accounting Officer
Barbara J. Schrantz	52	Chief Operating Officer

Mr. Grumbacher has been Executive Chairman of the Board of Directors since February 2005. He served as Chairman of the Board of Directors from August 1991 to February 2005. He was Chief Executive Officer from 1985 to 1995 and in positions of senior management since 1977.

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

Ms. Schrantz was elected as Chief Operating Officer in January 2011. She had been Executive Vice President — Sales Promotion and Marketing since March 2009. Prior to that, she served as Executive Vice President — Stores and Visual since March 2008. She served as Senior Vice President — Merchandise Planning and Internet Marketing from September 2006 to February 2008, and as Senior Vice President — Product Development and Private Brand from September 2005 to August 2006. Before joining the Company, Ms. Schrantz held various merchandising posts of increasing responsibility, including Senior Vice President/General Merchandise Manager, at the 53-store Proffitts/McRae’s division of Saks Incorporated for more than five years.

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

Historically, we have generated cash flow from operating activities and used supplemental borrowings under our credit facilities to provide the liquidity we need to operate our business. The recent downturn in the global economy and distress in the financial markets have resulted in extreme volatility in the capital markets. The potential tightening of credit markets could make it more difficult for us to access funds, to refinance our existing indebtedness, to enter into agreements for new indebtedness or to obtain funding through the issuance of securities and could potentially increase our borrowing costs. If such conditions were to persist, we would seek alternative sources of liquidity, but there can be no assurance that we would be successful in obtaining such additional liquidity. As a result, we may not be able to meet our obligations as they become due.

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

Increases in the price of merchandise, raw materials, fuel and labor or their reduced availability could increase our cost of goods and negatively impact our financial results.

We are beginning to experience increases in our merchandise, raw materials, fuel and labor costs. Fluctuations in the price and availability of fuel, labor and raw materials, such as cotton, have not materially affected our cost of goods in recent years, but an inability to mitigate these cost increases, unless sufficiently offset with retail pricing adjustments, might cause a decrease in our profitability. Related retail pricing adjustments, however, might cause a decline in our sales volume. Additionally, any decrease in the availability of raw materials could impair our ability to meet our purchasing requirements in a timely manner. Both the increased cost and lower availability of merchandise, raw materials, fuel and labor may also have an adverse impact on our cash and working capital needs as well as those of our suppliers.

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

In addition, vendors and factors may potentially seek assurances to protect against non-payment of amounts due to them. If we experience declining operating performance, and if we experience severe liquidity challenges, vendors and factors may demand that we accelerate our payment for their products. These demands could have a significant adverse impact on our operating cash flow and result in a severe diminishment of our liquidity. Under such circumstances, borrowings under our senior secured credit facility could reach maximum levels, in which case we would take actions to obtain additional liquidity. However, there can be no assurance that we would be successful in obtaining such additional liquidity. As a result, we may not be able to meet our obligations as they become due. In addition, if our vendors are unable to access liquidity or become insolvent, they could be unable to supply us with product or continue with their support of our advertising and promotional programs. Any such disruptions could negatively impact our ability to acquire merchandise or obtain vendor allowances in support of our advertising and promotional programs, which in turn could have a material adverse impact on our business, operating results, financial condition or cash flow.

Our debt could adversely affect our financial condition.

As of January 29, 2011, we had total debt of $930.5 million, which is subject to restrictions and financial covenants. This could have important consequences to our investors. For example, it could:

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

Our ability to service our debt depends upon, among other things, our ability to replenish inventory at competitive prices and terms, generate sales and maintain our stores. If we do not generate sufficient cash from our operations to service our debt obligations, we may need to take one or more actions, including refinancing our debt, obtaining additional financing, selling assets, obtaining additional equity capital, or reducing or delaying capital expenditures. We cannot be certain that our cash flow will be sufficient to allow us to pay the principal and interest on our debt and meet our other obligations. Debt under our senior secured credit facility bears interest at a floating rate. Accordingly, changes in prevailing interest rates may affect our ability to meet our debt service obligations. A higher interest rate on our debt would adversely affect our operating results. If we are unable to meet our debt service obligations or if we default under our credit facilities, our lenders could elect to declare all borrowings outstanding, together with accumulated and unpaid interest and other fees, immediately due and payable, which would have a material adverse effect on our business, financial condition and results of operations.

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

Our senior secured credit facility contains a financial covenant that requires the minimum excess availability under the facility be at least the greater of (1) 10% of the lesser of (a) the aggregate commitments under the facility and (b) the aggregate borrowing base and (2) $50.0 million at all times. Our ability to borrow funds for any purpose depends on our satisfying this requirement.

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

Changes in the terms of our proprietary credit card program, including any future regulatory requirements, could have an adverse effect on our operations.

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

Significant decreases in the fair value of plan assets, investment losses on plan assets and changes in interest rates have affected and could further affect the funded status of our plans and could increase future funding requirements of the pension plans. A significant increase in future funding requirements could have a negative impact on our cash flow, financial condition and results of operations.

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

We currently own or lease 275 stores, which subjects us to the risks associated with owning and leasing real estate. In particular, because of changes in the investment climate for real estate, the value of a property could decrease or operating costs could increase. Our store leases generally require us to pay a fixed minimum rent and a variable amount based on a percentage of sales at that location. These leases generally do not allow for termination prior to the end of the lease term without economic consequences. If a store is not profitable and we make the decision to close it, we may remain committed to perform certain obligations under the lease, including the payment of rent, for the balance of the lease term. In addition, as each of the leases expires, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. If an existing owned store is not profitable and we make the decision to close it, we may be required to record an impairment charge and/or exit costs associated with the closing of that store. In addition, lease or other obligations may restrict our right to cease operations of an unprofitable owned or leased store, which may cause us to continue to operate the location at a loss. A decline in real estate values could also have an adverse effect on our borrowing availability under our senior secured credit facility.

Current store locations may become less desirable, and desirable new locations may not be available for a reasonable price, if at all.

The success of any store depends substantially upon its location. There can be no assurance that current locations will continue to be desirable as demographic patterns change. Neighborhood or economic conditions where stores are located could decline in the future, resulting in potentially reduced sales in those locations. In addition, if we cannot obtain desirable new locations our sales will suffer, and if we cannot obtain desirable locations at reasonable prices our cost structure will increase.

The declining financial condition of some shopping mall operators could adversely impact our stores.

Many shopping mall operators were severely impacted by the recent global economic downturn. As the great majority of our stores are located in malls, we are dependent upon the continued popularity of malls as a shopping destination for our customers. The continuation of the economic slowdown in the United States could impact shopping mall operators’ financial ability to develop new shopping malls and properly maintain existing shopping malls, which could adversely affect our sales. In addition, the consolidation of ownership of shopping malls through the merger or acquisition of large shopping mall operators may give landlords increased leverage in lease negotiations and adversely affect our ability to control our lease costs.

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

While we believe our relationship with our associates is good, we cannot be assured that we will not become the subject of a unionization campaign. If some or all of our workforce were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements or work practices, it could have a material adverse effect on our business, financial condition and results of operations.

New legal requirements could make our business operations more costly.

Our results of operations could be adversely affected by new legal requirements, including the newly enacted U.S. health care law, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and potential global and domestic greenhouse gas emission requirements and other environmental legislation and regulations. The financial impact of these new legal requirements cannot be determined with certainty. New laws or regulations may result in increased direct costs to us for compliance or may cause our vendors to raise prices to us because of increased compliance costs or reduced availability of raw materials.

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

We currently operate 275 stores in 23 states, encompassing approximately 26 million square feet. We own 32 stores, have ground leases on eight stores, and lease 235 stores.

We operate under eight nameplates, as follows:

Nameplate	Stores	States

Bon-Ton	67	Connecticut, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, West Virginia
Elder-Beerman	55	Illinois, Indiana, Kentucky, Michigan, Ohio, West Virginia, Wisconsin
Younkers	49	Illinois, Iowa, Michigan, Minnesota, Nebraska, South Dakota, Wisconsin
Herberger’s	40	Colorado, Iowa, Minnesota, Montana, Nebraska, North Dakota, South Dakota, Wisconsin, Wyoming
Carson Pirie Scott	34	Illinois, Indiana
Boston Store	14	Wisconsin
Bergner’s	13	Illinois
Parisian	3	Michigan

Our corporate headquarters are located in York, Pennsylvania, where the majority of our administrative and sales support functions reside, and in Milwaukee, Wisconsin, where our merchandising and marketing functions are located. We own a distribution center located in Rockford, Illinois, and we lease two distribution centers located in Allentown, Pennsylvania and Fairborn, Ohio. We have a furniture warehouse attached to each of our Naperville, Illinois and Dayton, Ohio stores.

Item 3.	Legal Proceedings

In October 2010, we became aware that a third-party we had contracted with as our agent to receive, monitor and pay utility bills for our properties was delinquent in its payment of our utility bills, despite timely receipt of funds from us. Approximately $3.1 million was paid to the third-party agent and not properly remitted to the utility companies. On November 3, 2010, we filed suit against this third-party agent, Utility Account Billing Services, Inc. and its affiliate Synergy Energy Holdings, LLC, in Supreme Court, State of New York, County of Erie. The suit seeks damages in the amount of our loss for breach of contract, unjust enrichment, breach of fiduciary duty and conversion. Additionally, on November 3, 2010, we put our insurance carrier on notice of a claim under our commercial crime policy and on January 20, 2011, we filed a proof of loss.

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

	2010		2009
	High	Low	High	Low

1st Quarter	$18.63	$8.23	$3.25	$1.00
2nd Quarter	18.20	7.02	5.11	2.30
3rd Quarter	13.46	6.08	9.62	3.47
4th Quarter	14.50	10.63	14.47	8.15

On March 25, 2011, we had 233 shareholders of record of common stock and one shareholder of record of Class A common stock.

Pursuant to our senior secured credit facility agreement, as amended and restated on March 21, 2011, any dividends paid may not exceed $10.0 million in any year or $30.0 million during the term of the agreement, which expires March 21, 2016, subject to the maturity of the senior unsecured notes and certain other debt of the Company; however, additional dividends may be paid subject to meeting other requirements. In addition, pursuant to the indenture that governs our senior unsecured notes, any dividends paid may not exceed $0.24 per share in any year. No dividends were declared in 2009 or 2010. In the first quarter of 2011, we declared a quarterly cash dividend of $0.05 per share, payable May 2, 2011 to shareholders of record as of April 15, 2011. Our Board of Directors may consider dividends in subsequent periods as it deems appropriate.

STOCK PERFORMANCE GRAPH

The following graph compares the yearly percentage change in the cumulative total shareholder return on the Company’s common stock from January 28, 2006 through January 29, 2011, and the cumulative total return on the Center for Research in Security Prices Total Return Index for The NASDAQ Stock Market (U.S. Companies) and the NASDAQ Retail Trade Stocks Index during such period. The comparison assumes $100 was invested on January 28, 2006 in the Company’s common stock and in each of the foregoing indices and assumes the reinvestment of any dividends.

DATE	NASDAQ	NASDAQ RETAIL	BON-TON
1/28/06	100.00	100.00	100.00
2/3/07	107.79	109.87	176.73
2/2/08	104.09	97.21	36.54
1/31/09	51.26	62.54	6.83
1/30/10	74.11	92.76	45.23
1/29/11	95.02	115.65	57.58

Item 6.	Selected Financial Data

	2010		2009		2008		2007		2006

	(In thousands except per share, comparable stores data and number of stores)
Statement of Operations Data (1) (2) :		%		%		%		%		%

Net sales	$2,980,479	100.0	$2,959,824	100.0	$3,129,967	100.0	$3,365,912	100.0	$3,362,279	100.0

Other income	66,006	2.2	75,113	2.5	95,448	3.0	102,657	3.0	93,531	2.8

Gross profit	1,120,297	37.6	1,097,632	37.1	1,095,007	35.0	1,215,781	36.1	1,243,517	37.0

Selling, general and administrative expenses	942,660	31.6	963,639	32.6	1,033,525	33.0	1,066,663	31.7	1,056,472	31.4

Depreciation and amortization	102,202	3.4	111,635	3.8	117,382	3.8	117,055	3.5	100,266	3.0

Amortization of lease-related interests	4,555	0.2	4,866	0.2	4,866	0.2	4,978	0.1	3,720	0.1

Goodwill impairment	—	—	—	—	17,767	0.6	—	—	—	—

Other impairment charges	1,738	0.1	5,883	0.2	25,905	0.8	4,070	0.1	2,923	0.1

Income (loss) from operations	135,148	4.5	86,722	2.9	(8,990)	(0.3)	125,672	3.7	173,667	5.2

Interest expense, net	112,301	3.8	98,808	3.3	97,847	3.1	108,165	3.2	107,143	3.2

Income (loss) before taxes	22,847	0.8	(12,086)	(0.4)	(106,837)	(3.4)	17,507	0.5	66,524	2.0

Income tax provision (benefit)(3)	1,353	0.0	(8,031)	(0.3)	63,093	2.0	5,945	0.2	19,641	0.6

Net income (loss)	21,494	0.7	(4,055)	(0.1)	(169,930)	(5.4)	11,562	0.3	46,883	1.4

Per share amounts -

Basic:

Net income (loss)	$1.14		$(0.24)		$(10.12)		$0.67		$2.75

Diluted:

Net income (loss)	$1.12		$(0.24)		$(10.12)		$0.67		$2.73

Cash dividends declared per share	$—		$—		$0.20		$0.20		$0.10

Balance Sheet Data (at end of period) :

Working capital	$363,210		$365,933		$424,437		$426,451		$402,414

Total assets	1,656,239		1,722,007		1,821,321		2,067,631		2,134,799

Long-term debt, including capital leases	917,730		1,016,720		1,148,768		1,147,058		1,189,625

Shareholders’ equity	183,352		141,756		134,177		363,061		346,396

Selected Operating Data:

Total sales change	0.7%		(5.4)%		(7.0)%		0.1%		161.0%

Comparable stores sales change(4)	0.9%		(5.4)%		(7.4)%		(6.5)%		(2.7)%

Comparable stores data(4):

Sales per selling square foot	$136		$135		$141		$117		$125

Selling square footage	21,726,000		21,763,000		21,829,000		9,478,000		9,819,000

Capital expenditures	$46,268		$32,346		$84,810		$109,659		$95,209

Number of stores:

Beginning of year	278		281		280		283		137

Additions(5)	—		—		2		2		147

Closings	(3)		(3)		(1)		(5)		(1)

End of year	275		278		281		280		283

(1)	2006 includes operations of NDSG for the period from March 5, 2006 through February 3, 2007.

(2)	2006 reflects the 53 weeks ended February 3, 2007. All other periods presented include 52 weeks.

(3)	The effective tax rate in 2010 and 2009 largely reflects the Company’s valuation allowance position against all net deferred tax assets. Additionally, 2009 reflects an income tax benefit adjustment of $6,340 related to a deferred tax asset valuation allowance release associated with implementation of tax carry-back provisions available under legislation enacted in 2009, partially offset by certain other valuation allowance increases; 2008 reflects an increase to the provision of $108,495 for a charge relating to a deferred tax valuation allowance and a decrease to the provision of $7,038 resulting from a statute-of-limitations expiration.

(4)	Comparable stores data (sales change, sales per selling square foot and selling square footage) reflects stores open for the entire current and prior fiscal year. 2007 and prior years’ comparable stores data do not include NDSG.

(5)	Includes the addition of 142 stores pursuant to the acquisition of NDSG and four stores from Belk, Inc. during 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

We compete in the department store segment of the U.S. retail industry. Founded in 1898, the Company is one of the largest regional department store operators, offering a broad assortment of brand-name fashion apparel and accessories for women, men and children as well as cosmetics, home furnishings and other goods. We currently operate 275 stores in 23 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson Pirie Scott, Elder-Beerman, Herberger’s and Younkers nameplates and, in the Detroit, Michigan area, under the Parisian nameplate, encompassing a total of approximately 26 million square feet. The Company had net sales of $3.0 billion in 2010.

Company Performance and Guidance

In 2010, we continued our focus on improving the customer experience, creating cost and operational improvements and efficiencies, and generating cash flow. Successful execution of our initiatives enabled us to significantly reduce our debt from prior year levels and, as a result of increased excess capacity under our credit facility throughout the year, pay in full our $75 million second lien term loan on January 31, 2011.

Strategic investments and an improved performance in 2010 enable us to begin 2011 well-positioned to increase the productivity of our store portfolio and online operations through aligned, effective merchandising and marketing strategies. We have identified near-term opportunities for growth and resource optimization, as well as challenges, including general macroeconomic conditions that may affect our customers and our business. As the consumer environment remains uncertain, we are continuing to plan our business conservatively. We expect to achieve 2011 earnings per diluted share ranging from $1.00 to $1.50. Assumptions in our 2011 projections include:

•	a comparable store sales increase ranging from 1.5% to 3.5%;

•	a gross margin rate ranging from 30 basis points lower to even with the 2010 rate of 37.6%;

•	an SG&A expense rate projected to remain flat at 31.6%; and

•	an effective tax rate of 38%.

In anticipation of pricing pressures on our merchandise costs in 2011, we are leveraging our sourcing capabilities, adjusting our product mix and, where appropriate, selectively increasing prices on those goods that allow for more price elasticity, while maintaining competitive value on highly sensitive commodities. Given these challenges, we are projecting a 2011 gross margin rate ranging from 30 basis points lower to even with the 2010 rate.

Earnings per share guidance does not reflect the potential (non-cash) income tax benefit of reducing the valuation allowance currently recorded for deferred tax assets. If we achieve results within our earnings guidance, a favorable adjustment to the valuation allowance on deferred tax assets is expected.

Amended Credit Facilities

On March 21, 2011, we entered into a $625.0 million senior secured Second Amended and Restated Loan and Security Agreement which expires March 21, 2016, subject to the maturity of the senior unsecured notes and certain other debt of the Company (the “Second Amended Revolving Credit Facility”). The Second Amended Revolving Credit Facility replaced our pre-existing $675.0 million asset-based revolving credit facility (the “2009 Revolving Credit Facility”), which was scheduled to mature on June 4, 2013. The proceeds of the Second Amended Revolving Credit

Facility were used to pay the outstanding balance under the 2009 Revolving Credit Facility and will be used for other general corporate purposes. The Second Amended Revolving Credit Facility implemented interest rate reductions and generally favorable revisions regarding the facility requirements and financial covenant. See “Liquidity and Capital Resources,” below, for further discussion.

Results of Operations

The following table summarizes changes in our selected operating indicators, illustrating the relationship of various income and expense items to net sales for each year presented (components may not add or subtract to totals because of rounding):

	Percent of Net Sales
	2010	2009	2008

Net sales	100.0%	100.0%	100.0%

Other income	2.2	2.5	3.0

	102.2	102.5	103.0

Costs and expenses:
Costs of merchandise sold	62.4	62.9	65.0
Selling, general and administrative	31.6	32.6	33.0
Depreciation and amortization	3.4	3.8	3.8
Amortization of lease-related interests	0.2	0.2	0.2
Goodwill impairment	—	—	0.6
Other impairment charges	0.1	0.2	0.8

Income (loss) from operations	4.5	2.9	(0.3)
Interest expense, net	3.8	3.3	3.1

Income (loss) before income taxes	0.8	(0.4)	(3.4)
Income tax provision (benefit)	—	(0.3)	2.0

Net income (loss)	0.7%	(0.1)%	(5.4)%

2010 Compared with 2009

Net sales:  Net sales in 2010 were $2,980.5 million, an increase of 0.7% over sales of $2,959.8 million in 2009. Comparable store sales increased 0.9% as our focus on private and exclusive brands, key headquarter businesses and items, and our incredible value programs yielded positive results. Additionally, investments in our eCommerce business continued to result in higher sales. We are in the early stages of maximizing opportunities from a strong internet presence and digital marketing capabilities; expansion of multichannel investments is a strategic priority given the potential for driving sales growth both online and in store.

The best performing merchandise categories in the period were Footwear, Home and Better Sportswear (included in Women’s Apparel). Sales in Footwear benefited from the expansion of key updated vendors to an increased number of stores and the strength of incredible value programs. The Home area achieved success in sales of luggage, cold weather items and small electronics. Better Sportswear sales increased as customers responded favorably to expanded offerings of trend-right fashions from key vendors. Sales of updated, better merchandise throughout our product categories significantly outperformed sales of moderately-priced traditional goods during the latter half of 2010, reversing a prior trend.

Despite a stronger performance in the fall season of the year, Furniture sales (included in Home) were adversely impacted by the challenging housing market and slow economy in 2010. Coats (included in Women’s Apparel) achieved success in sales of updated, better merchandise, but was hampered by slower sales in traditional goods. Sales in Juniors’ Apparel were impacted by assortments that were deficient in new, novelty looks preferred by our customer, particularly in tops.

Other income:  Other income, which includes income from revenues received under our credit card program agreement with HSBC, leased departments and other customer revenues, was $66.0 million, or 2.2% of net sales, in 2010 as compared with $75.1 million, or 2.5% of net sales, in 2009. The decrease primarily reflects reduced leased department income, the result of the conversion in late 2009 of Fine Jewelry to an owned department.

Costs and expenses:  Gross margin dollars increased $22.7 million to $1,120.3 million in 2010, compared with $1,097.6 million in 2009, reflecting the increased sales volume and an improvement in the gross margin rate. The gross margin rate increased 50 basis points to 37.6% of net sales, primarily due to increased net markup and a reduction in the net markdown rate.

SG&A expense decreased $21.0 million to $942.7 million in 2010 as compared with $963.6 million in 2009, reflecting the continued execution of our cost savings initiatives as we focused on optimizing our resources and reducing expenses where appropriate. The expense rate in 2010 decreased 90 basis points to 31.6% of net sales.

Depreciation and amortization expense and amortization of lease-related interests decreased $9.7 million, to $106.8 million in 2010 from $116.5 million in 2009. The expense reduction primarily reflects the reduced asset base as a result of significant reductions in capital expenditures in 2010 and 2009 (whereby depreciation expense greatly exceeded asset additions) and, to a lesser extent, asset impairments recorded in 2009 and 2008.

In 2010, we recorded $1.7 million of non-cash asset impairment charges which resulted in a reduction in the carrying amount of certain store and distribution center properties. We recorded charges of $5.7 million for similar asset impairments in 2009. See Notes 1 and 2 in the Notes to Consolidated Financial Statements.

In 2009, we recorded non-cash impairment charges of $0.2 million related to the reduction in the value of two indefinite-lived private label brand names. See Notes 1 and 3 in the Notes to Consolidated Financial Statements.

Interest expense, net:  Net interest expense in 2010 was $112.3 million, or 3.8% of net sales, as compared with $98.8 million, or 3.3% of net sales, in 2009. The $13.5 million increase primarily reflects higher borrowing rates and amortization of deferred financing fees under our 2009 amended and new credit facilities, partially offset by reduced borrowings throughout the year and interest rate swap ineffectiveness in 2009.

Income tax provision (benefit):  The effective tax rate in 2010 largely reflects the Company’s valuation allowance position against all net deferred tax assets. The $1.4 million income tax provision in 2010 includes certain state income tax expense and recognition of deferred tax liabilities associated with indefinite-lived assets, offset in part by a favorable $1.5 million tax benefit adjustment related to expiration of certain tax exposures. An income tax benefit of $8.0 million was recorded in 2009, primarily due to deferred tax asset valuation allowance releases associated with implementation of the carry-back provisions of The Worker, Homeownership, and Business Assistance Act of 2009.

2009 Compared with 2008

Net sales:  Net sales in 2009 were $2,959.8 million, a decrease of 5.4% from $3,130.0 million in 2008. Comparable store sales decreased 5.4% from the prior year. We believe sales were depressed throughout 2009 primarily due to wavering consumer confidence and numerous economic factors that negatively impacted consumers’ discretionary spending. Additionally, due to inventory management efforts, there was significantly less clearance inventory throughout 2009 compared with the prior year, further challenging sales.

The best performing merchandise categories in the period were Moderate Sportswear (included in Women’s Apparel) and Accessories. Sales in Moderate Sportswear benefited from what we believe was a shift in our customers’ spending patterns in response to the economic situation in 2009 as our moderate offerings provided the value our customers were seeking. Sales increases in Accessories also reflect favorable customer response to trend-right, value-priced private brand and branded product. Similar success in sales of moderate goods was achieved throughout all families of business.

The poor performances of Better Sportswear (included in Women’s Apparel) and Furniture (included in Home) also suggest our customers were spending their limited discretionary dollars on more moderately-priced merchandise. Better Sportswear was the most difficult business in Women’s Apparel in 2009, as economic conditions and the loss of several key branded vendors challenged sales. Furniture sales continued to be adversely impacted by the difficult housing market and continued deterioration in consumer spending for bigger ticket items.

Other income:  Other income was $75.1 million, or 2.5% of net sales, in 2009 as compared with $95.4 million, or 3.0% of net sales, in 2008. The decrease was primarily due to reduced sales volume and reduced income associated with our proprietary credit card program. Proprietary credit card income decreased as a result of lower sales volume as well as an amendment to the credit card program agreement with HSBC. Other income was reduced by $9.0 million in 2009 pursuant to the amended agreement with HSBC, which revised the compensation the Company receives for certain types of credit sales and provided that the Company and HSBC will share certain losses associated with the credit card program.

Costs and expenses:  Despite the decrease in sales volume, we effectively managed our inventory throughout 2009 such that gross margin dollars increased $2.6 million to $1,097.6 million, compared with $1,095.0 million in 2008. The increase in gross margin dollars reflects an improvement in the gross margin rate of 210 basis points, primarily due to a reduction in the net markdown rate. Gross margin as a percentage of sales increased to 37.1% in 2009 from 35.0% in the prior year.

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

Income tax (benefit) provision:  An income tax benefit of $8.0 million was recorded in 2009, primarily due to deferred tax asset valuation allowance releases associated with implementation of the carry-back provisions of The Worker, Homeownership, and Business Assistance Act of 2009. This compares favorably with an income tax provision of $63.1 million in 2008. The 2008 income tax provision included an unfavorable $108.5 million tax expense adjustment in the fourth quarter of 2008 pursuant to establishment of an additional valuation allowance against our deferred tax assets and a favorable $7.0 million tax benefit adjustment in the third quarter of 2008 related to expiration of certain exposures.

Non-GAAP Financial Measure — EBITDA

We have prepared our consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”). In addition, the non-GAAP financial performance measure of EBITDA (defined as earnings before interest, income taxes, depreciation and amortization, including amortization of lease-related interests, goodwill and other impairment charges) is as follows:

(In thousands)	2010	2009	2008

EBITDA	$243,643	$209,106	$156,930

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

The following table reconciles net income (loss) as presented in our consolidated statements of operations (prepared in accordance with GAAP) to EBITDA:

(In thousands)	2010	2009	2008

Net income (loss)	$21,494	$(4,055)	$(169,930)
Adjustments:
Income tax provision (benefit)	1,353	(8,031)	63,093
Interest expense, net	112,301	98,808	97,847
Depreciation and amortization	102,202	111,635	117,382
Amortization of lease-related interests	4,555	4,866	4,866
Goodwill impairment	—	—	17,767
Other impairment charges	1,738	5,883	25,905

EBITDA	$243,643	$209,106	$156,930

Liquidity and Capital Resources

At January 29, 2011, we had $16.3 million in cash and cash equivalents and $472.3 million available under our 2009 Revolving Credit Facility (before taking into account the minimum borrowing availability of $75.0 million), which compares favorably with the $358.2 million available at January 30, 2010. We generated significant operating cash flow in 2010, allowing us to reduce our debt by $98.7 million, or 9.6%, and invest in business initiatives. On January 31, 2011, we utilized $75.0 million of excess availability under our 2009 Revolving Credit Facility to pay in full our second lien term loan, which was scheduled to mature on November 18, 2013. On March 21, 2011, we entered into a $625.0 million senior secured Second Amended Revolving Credit Facility which expires March 21, 2016, subject to the maturity of the senior unsecured notes and certain other debt of the Company. The Second Amended Revolving Credit Facility replaced our pre-existing $675.0 million 2009 Revolving Credit Facility, which was scheduled to mature on June 4, 2013. The proceeds of the Second Amended Revolving Credit Facility were used to pay the outstanding balance under the 2009 Revolving Credit Facility and will be used for other general corporate purposes. The Second Amended Revolving Credit Facility has interest rate reductions and generally favorable revisions regarding the facility requirements and financial covenant.

In anticipation of protracted economic uncertainty, in 2011 we will continue our focus on effective cash management and maintaining a strong balance sheet with ample liquidity. We believe these actions will positively impact our 2011 cash flow.

Typically, cash flows from operations are impacted by consumer confidence, weather in the geographic markets served by the Company, and economic and competitive conditions existing in the retail industry; a downturn in any single factor or a combination of factors could have a material adverse impact upon our ability to generate sufficient cash flows to operate our business. While the current economic uncertainty affects our assessment of short-term liquidity, we consider our resources (cash flows from operations supplemented by borrowings under the credit facility) adequate to satisfy our 2011 cash needs. While there can be no assurances, management believes there will be sufficient liquidity to cover our short-term funding needs.

Our primary sources of working capital are cash flows from operations and borrowings under our revolving credit facility. Our business follows a seasonal pattern; working capital fluctuates with seasonal variations, reaching its highest level in October or November to fund the purchase of merchandise inventories prior to the holiday season. The seasonality of our business historically provides greatest cash flow from operations during the holiday season, with fiscal fourth quarter net sales generating the strongest profits of our fiscal year. As holiday sales significantly reduce inventory levels, this reduction, combined with net income, historically provides us with strong cash flow from operations at the end of our fiscal year.

Cash provided by (used in) our operating, investing and financing activities is summarized as follows:

(Dollars in millions)	2010	2009	2008

Operating activities	$141.1	$194.0	$94.2
Investing activities	(43.7)	(32.2)	(84.5)
Financing activities	(100.1)	(162.6)	(11.3)

The decrease in net cash provided by operating activities in 2010, as compared with 2009, primarily reflects increased working capital requirements, namely, increases in merchandise inventories and a contribution to the Company’s pension plan. A year-to-year comparison of working capital is also greatly impacted by the 2010 receipt of a prior year $6.9 million income tax receivable versus the 2009 receipt of a prior year $32.7 million income tax receivable, both due to carry-back provisions. The decrease in cash provided in 2010 was partially offset by the significant improvement in the current year business performance, resulting in net income in 2010 versus the prior year’s net loss. The increase in net cash provided by operating activities in 2009, as compared with 2008, primarily reflects improvement in our business performance. Additionally, analysis of working capital changes in the periods is impacted by the 2009 cash receipt of a 2008 $32.7 million income tax receivable.

We invested $46.3 million, $32.3 million and $84.8 million in capital expenditures (not reduced by landlord contributions) in 2010, 2009 and 2008, respectively, primarily for the opening, expanding and remodeling of stores and investments in information technology. In 2010, significant investment was made in technology and infrastructure to support our growing eCommerce business. Particularly in 2010 and 2009, we restricted our capital expenditures in response to economic conditions; improvement in our operating performance has enabled us to budget capital expenditures of approximately $80 million (net of approximately $11 million of landlord contributions) in 2011. Projects include ongoing store expansions and remodels, strategic initiatives in pilot stores, and continued information technology investments to enhance our online presence and selling tools. We believe these investments will drive continued growth and profitable returns.

The decrease in net cash used in financing activities in 2010, as compared with 2009, primarily reflects reduced net debt payments as borrowing levels were lower throughout the year and cash flow generated in 2010 was used to support cash requirements for increased capital expenditures and forfeitures of common stock shares by associates in lieu of tax payments. In addition, financing fees were reduced in 2010. The increase in net cash used in financing activities in 2009, as compared with 2008, primarily reflects utilization of cash flow to reduce debt in 2009.

Credit Arrangements

On March 21, 2011, The Bon-Ton Department Stores, Inc.; The Elder-Beerman Stores Corp.; Carson Pirie Scott II, Inc.; Bon-Ton Distribution, Inc.; and McRIL, LLC, as borrowers (the “Borrowers”), and the Company and certain other subsidiaries as obligors (together with the Borrowers and the Company, the “Obligors”) entered into the Second Amended Revolving Credit Facility with Bank of America, N.A., as Agent, and certain financial institutions as lenders that amends and restates the 2009 Revolving Credit Facility entered into on December 4, 2009, which was an amendment and restatement of the Loan and Security Agreement entered into on March 6, 2006 (the “2006 Revolving Credit Facility”). The Second Amended Revolving Credit Facility provides for a revolving credit facility of $625.0 million expiring March 21, 2016, subject to the maturity of the senior unsecured notes and certain other debt of the Company. All borrowings under the Second Amended Revolving Credit Facility are limited by amounts available pursuant to a borrowing base calculation, which is based on percentages of eligible inventory, real estate and credit card receivables, in each case subject to reductions for applicable reserves.

The terms of the Second Amended Revolving Credit Facility are substantially based on the terms of the 2009 Revolving Credit Facility. The Borrowers are jointly and severally liable for all of the obligations incurred under the Second Amended Revolving Credit Facility and the other loan documents, which obligations are guaranteed on a joint and several basis by the Company, the other Obligors and all future domestic subsidiaries of the Obligors (subject to certain exceptions). The proceeds of the Second Amended Revolving Credit were used to pay all of the obligations under the 2009 Revolving Credit Facility and will be used for other general corporate purposes.

Commitments for loans under the Second Amended Revolving Credit Facility are in two tranches: Tranche A revolving commitments of $575.0 million (which includes a $150.0 million sub-line for letters of credit and $75.0 million for swing line loans) and Tranche A-1 revolving commitments of $50.0 million. The Second Amended Revolving Credit Facility provides that the Borrowers may make requests to increase the Tranche A revolving commitments up to $800.0 million in the aggregate upon the satisfaction of certain conditions, provided that the lenders are under no obligation to provide any such increases.

Borrowings under the Second Amended Revolving Credit Facility will be at either (1) Adjusted LIBOR (based on the British Bankers Association per annum LIBOR Rate for an interest period selected by the Borrowers) plus an applicable margin or (2) a base rate (based on the highest of (a) the Federal Funds Rate plus 0.5%, (b) the Bank of America prime rate, and (c) Adjusted LIBOR based on an interest period of one month plus 1.0%) plus the applicable margin. The applicable margin is based upon the excess availability under the Second Amended Revolving Credit Facility. The Borrowers are required to pay an unused line fee to the lenders for unused commitments at a rate of 0.375% to 0.50% per annum, based upon the unused portion of the total commitment under the Second Amended Revolving Credit Facility.

The Second Amended Revolving Credit Facility is secured by a first priority security position on substantially all of the current and future assets of the Borrowers and the other Obligors, including, but not limited to, inventory, general intangibles, trademarks, equipment, certain real estate and proceeds from any of the foregoing, subject to certain exceptions and permitted liens.

The financial covenant contained in the Second Amended Revolving Credit Facility requires that the minimum excess availability be an amount greater than or equal to the greater of (1) 10% of the lesser of: (a) the aggregate commitments at such time and (b) the aggregate borrowing base at such time and (2) $50.0 million. The affirmative covenants include requirements that the Obligors and their subsidiaries provide the lenders with certain financial statements, forecasts and other reports, borrowing base certificates and notices; comply with various federal, state and local rules and regulations, their organizational documents and their material contracts; maintain their properties; and take certain actions with respect to any future subsidiaries. In addition, there are certain limitations on the Obligors and their subsidiaries, including limitations on any debt the Obligors may have in addition to the existing debt, and the terms of that debt; acquisitions, joint ventures and investments; mergers and consolidations; dispositions of property; dividends by the Obligors or their subsidiaries (dividends paid may not exceed $10.0 million in any year or $30.0 million during the term of the agreement; however, additional dividends may be paid subject to meeting other requirements); transactions with affiliates; changes in the business or corporate structure of the Obligors or their subsidiaries; prepaying, redeeming or repurchasing certain debt; changes in accounting policies or reporting practices, unless required by GAAP; and speculative transactions. The Second Amended Revolving Credit Facility also provides that it is a condition precedent to borrowing that no event has occurred that could reasonably be expected to have a material adverse effect, as defined in the agreement, on the Company. If we fail to comply with the financial covenant or the other restrictions contained in the Second Amended Revolving Credit Facility, mortgage loan facility or the indenture that governs our senior unsecured notes, an event of default would occur. An event of default could result in the acceleration of our debt due to the cross-default provisions within the debt agreements. The borrowing base calculation under the Second Amended Revolving Credit Facility contains an inventory advance rate subject to periodic review at the lenders’ discretion.

As of January 29, 2011, we had borrowings under the 2009 Revolving Credit Facility of $32.8 million, with $472.3 million of borrowing availability (before taking into account the minimum borrowing availability covenant of $75.0 million) and letter-of-credit commitments of $5.5 million.

On November 18, 2009, The Bon-Ton Department Stores, Inc. and The Elder-Beerman Stores Corp. as Borrowers, and the Company and certain other subsidiaries as Obligors entered into a Term Loan Facility with Sankaty Advisors, LLC; GB Merchant Partners, LLC and GA Capital, LLC as Agents that provided for $75.0 million of term loans expiring November 18, 2013. The terms of the Term Loan Facility were primarily based on the terms of the Company’s 2009 Revolving Credit Facility. The Borrowers and other Obligors under the Term Loan Facility were jointly and severally liable for all of the obligations incurred under the Term Loan Facility. The proceeds of the Term Loan Facility were used to pay part of the outstanding balance under the 2006 Revolving Credit Facility and for other general corporate purposes. Borrowings under the Term Loan Facility were at either (1) Adjusted LIBOR (based on the highest of (a) the British Bankers Association LIBOR Rate for the two business days prior to the borrowing, (b) the British Bankers Association LIBOR Rate based on an interest period of three months and (c) 3.00%) plus the applicable margin or (2) a base rate (based on the highest of (a) the Federal Funds Rate plus 0.5%, (b) the Bank of America prime rate, (c) Adjusted LIBOR based on an interest period of one month and (d) 3.0%) plus the applicable margin. The applicable margin was 12.75%. The Term Loan Facility was secured by a second priority security position on substantially all of the current and future assets of the Borrowers and the other Obligors, including, but not limited to, inventory, general intangibles, trademarks, equipment, certain real estate and proceeds from any of the foregoing, subject to certain exceptions and liens. The financial covenant contained in the Term Loan Facility required that the minimum excess availability under the 2009 Revolving Credit Facility was at least $75.0 million at all times. Other covenants substantially mirrored the requirements of the 2009 Revolving Credit Facility. Dividends paid could not exceed $5.75 million in any year or $23.0 million during the term of the agreement; however, additional dividends could be paid subject to meeting other requirements. The Term Loan Facility principal balance was paid in full on January 31, 2011. See Note 20 to the Notes to Consolidated Financial Statements.

Aside from planned capital expenditures, our primary cash requirements will be to service debt and finance working capital increases during peak selling seasons.

There were no cash dividends declared in 2010. In the first quarter of 2011, we declared a quarterly cash dividend of $0.05 per share, payable May 2, 2011 to shareholders of record as of April 15, 2011. Our Board of Directors may consider dividends in subsequent periods as it deems appropriate.

Contractual Obligations and Commitments

The following tables reflect our contractual obligations and commitments as of January 29, 2011:

Contractual Obligations

	Payment due by period
(Dollars in thousands)	Total	Within 1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt(1)(2)	$1,122,442	$74,850	$257,485	$581,288	$208,819
Capital leases(1)	102,644	10,685	16,836	15,123	60,000
Service agreements	31,869	19,002	11,508	1,359	—
Operating leases	488,164	90,665	161,359	110,512	125,628
Private Brand agreements	25,693	13,037	10,131	2,424	101

Totals	$1,770,812	$208,239	$457,319	$710,706	$394,548

(1)	Includes interest, except for interest under long-term debt obligations where such interest is calculated on a variable basis.

(2)	Debt within the “1-3 Years” category includes $32.8 million in variable rate debt under the 2009 Revolving Credit Facility, which was scheduled to expire in June 2013; on March 21, 2011, we entered into a Second Amended Revolving Credit Facility which is scheduled to expire in March 2016, subject to the maturity of the senior unsecured notes and certain other debt of the Company. The “1-3 Years” category also includes $75.0 million in variable rate debt under the Term Loan Facility, which was scheduled to expire in November 2013; however, the Term Loan Facility was terminated and paid on January 31, 2011.

In addition, we expect to make cash contributions to our supplementary pension plans and the postretirement medical and life insurance benefit plan in the amount of $1.4 million, $1.3 million, $1.3 million, $1.1 million and $1.0 million in 2011, 2012, 2013, 2014 and 2015, respectively, and $4.1 million in the aggregate for the five years thereafter.

In 2010, we made a $6.9 million contribution to the defined benefit pension plan. We presently do not anticipate making a contribution to the defined benefit pension plan in 2011, but we may choose to do so in our discretion.

Note 8 in the Notes to Consolidated Financial Statements provides a more complete description of our benefit plans.

Commitments

	Amount of expiration per period
(Dollars in thousands)	Total	Within 1 Year	1-3 Years	3-5 Years	After 5 Years

Documentary letters of credit	$784	$784	$—	$—	$—
Standby letters of credit	4,683	4,683	—	—	—
Surety bonds	500	500	—	—	—

Totals	$5,967	$5,967	$—	$—	$—

Documentary letters of credit are primarily issued to support the purchasing of merchandise, which includes our private brand goods. Standby letters of credit are primarily issued as collateral for obligations related to general liability and workers’ compensation insurance and to support the importing of merchandise and other general corporate purposes. Surety bonds are for potential obligations related to workers’ compensation.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise up to 12 months in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon the Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Preparation of these financial statements required us to make estimates and judgments that affected reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. On an ongoing basis, we evaluate our estimates, including those related to merchandise returns, the valuation of inventories, long-lived assets, intangible assets, insurance reserves, contingencies, litigation and assumptions used in the calculation of income taxes and retirement and other post-employment benefits, among others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We regularly review inventory quantities on-hand and record an adjustment for excess or old inventory based primarily on an estimated forecast of merchandise demand for the selling season. Demand for merchandise can fluctuate greatly. A significant increase in the demand for merchandise could result in a short- term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on-hand.

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

As of January 29, 2011 and January 30, 2010, approximately 33% and 32%, respectively, of our inventories were valued using a first-in, first-out cost basis and approximately 67% and 68%, respectively, of our inventories were valued using a last-in, first-out (“LIFO”) cost basis. As is currently the case with many companies in the retail industry, our LIFO calculations yielded inventory increases due to deflation reflected in price indices used. The LIFO method values merchandise sold at the cost of more recent inventory purchases (which the deflationary indices indicated to be lower), resulting in the general inventory on-hand being carried at the older, higher costs. Given these higher values and the promotional retail environment, we have reduced the carrying value of our LIFO inventories to an estimated realizable value. These reductions totaled $46.1 million and $41.7 million as of January 29, 2011 and January 30, 2010, respectively. Inherent in the valuation of inventories are significant management judgments and estimates regarding future merchandise selling costs and pricing. Should these estimates prove to be inaccurate, we may have overstated or understated our inventory carrying value. In such cases, operating results would ultimately be impacted.

Vendor Allowances

As is standard industry practice, allowances from merchandise vendors are received as reimbursement for charges incurred on marked-down merchandise. Vendor allowances are recorded when determined to be collectable and authorized by internal management. Allowances are credited to costs of goods sold, provided the allowance is: (1) for merchandise permanently marked down or sold, (2) not predicated on a future purchase, and (3) not predicated on a future increase in the purchase price from the vendor. If the aforementioned criteria are not met, the allowances are recorded as an adjustment to the cost of merchandise capitalized in inventory and reflected as a reduction of costs of merchandise sold when the related merchandise is sold.

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

Income Taxes

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against net deferred tax assets. The process involves summarizing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. In addition, we are required to assess whether valuation allowances should be established against our deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. To the extent a valuation allowance is established in a period, an expense must generally be recorded within the income tax provision in the statement of operations.

We reported net deferred tax liabilities of $3.1 million and $1.5 million at January 29, 2011 and January 30, 2010, respectively. In assessing the realizability of our deferred tax assets, we considered whether it is more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Significant weight is given to evidence that can be objectively verified. As a result, current or previous losses are given more weight than any projected future taxable income. In addition, a recent three-year historical cumulative loss is considered a significant element of negative evidence that is difficult to overcome.

We evaluate our deferred tax assets each reporting period, including assessment of the Company’s cumulative income or loss over the prior three-year period, to determine if valuation allowances are required. With respect to our review for the fourth quarter of 2008, a significant element of negative evidence considered was our three-year historical cumulative loss as of the fourth quarter of 2008. This, combined with uncertain near-term economic conditions, impeded our ability to rely on our projections of future taxable income in establishing the deferred tax assets valuation allowance at January 31, 2009. Accordingly, a nearly full valuation allowance was established on our net deferred tax assets during the fourth quarter of 2008. With respect to our reviews during 2009 and 2010, our three-year historical cumulative loss and the continuation of uncertain near-term economic conditions impeded our ability to rely on our projections of future taxable income in assessing valuation allowance requirements. As such, we concluded it was necessary to continue the position of a full valuation allowance on our net deferred tax assets.

Our deferred tax asset valuation allowance totaled $126.3 million and $140.5 million at January 29, 2011 and January 30, 2010, respectively. If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may need to be adjusted, which could materially impact our financial position and results of operations. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard for realization, the valuation allowance would be reduced accordingly in the period that such a conclusion is reached. If reduced, a maximum of $1.6 million of the valuation allowance reduction would result in an increase to paid in capital rather than an income tax benefit.

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

Long-lived Assets

Property, fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in our business model or capital strategy can result in the actual useful lives differing from estimates. In cases where we determined the useful life of property, fixtures and equipment should be shortened, we depreciated the net book value in excess of the salvage value over the revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or leasehold improvements could also result in shortened useful lives. Our net property, fixtures and equipment amounted to $703.4 million and $756.6 million at January 29, 2011 and January 30, 2010, respectively.

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

We evaluated the recoverability of our long-lived assets and, as a result, in 2010 and 2009 we recognized asset impairment charges of $1.7 million and $5.7 million, respectively, which resulted in a reduction in the carrying amount of certain store and distribution center properties. In 2008, we recorded asset impairment charges of $17.9 million, which resulted in a reduction in the carrying amount of certain store properties. These analyses anticipate certain economic conditions. Should economic conditions be worse than anticipated, additional impairment charges could result.

Goodwill and Intangible Assets

Net intangible assets totaled $130.1 million and $138.8 million at January 29, 2011 and January 30, 2010, respectively. Our intangible assets at January 29, 2011 are principally comprised of $64.0 million of lease interests that relate to below-market-rate leases and $66.1 million associated with trade names, private label brand names and customer lists. The lease-related interests are being amortized using a straight-line method. The customer lists are being amortized using a declining-balance method. At January 29, 2011, lease-related interests and customer lists had average remaining lives of 13 years and eight years, respectively, for amortization purposes. At January 29, 2011, trade names and private label brand names of $54.0 million have been deemed as having indefinite lives.

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

No adjustment was required pursuant to our review of the carrying amount of intangible assets in 2010. As a result of our review in 2009, we recorded an asset impairment charge of $0.2 million related to a reduction in the value of two indefinite-lived private label brand names. In

2008, we recognized asset impairment charges of $8.0 million and $0.1 million on indefinite-lived trade names and private label brand names, respectively.

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

We base our asset return assumption on current and expected allocations of assets, as well as a long-term view of expected returns on the plan asset categories. We assess the appropriateness of the expected rate of return on an annual basis and, when necessary, revise the assumption. At January 29, 2011, our target pension plan asset allocation was 71% equity securities and 29% fixed income.

Changes in the assumptions regarding the discount rate and expected return on plan assets may result in materially different expense and liability amounts. Actuarial estimations may differ materially from actual results, reflecting many factors including changing market and economic conditions, changes in investment strategies, higher or lower withdrawal rates and longer or shorter life-spans of participants. In addition, while we are not required to make any mandatory contributions to the defined benefit pension plan in 2011, the funded status of this plan and the related cost reflected in our financial statements are affected by various factors that are subject to an inherent degree of uncertainty, particularly in the current economic environment. Under the Pension Protection Act of 2006, losses of asset values may necessitate increased funding of the defined benefit pension plan in the future to meet minimum federal government requirements. Downward pressure on the asset values of the defined benefit pension plan may require us to fund obligations earlier than we forecasted, which would have a negative impact on cash flows from operations.

In the first quarter of 2009, we paid $5.7 million pursuant to the termination of one of our unfunded supplemental pension plans.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Financial Instruments

We are exposed to market risk associated with changes in interest rates. To provide some protection against potential rate increases associated with our variable-rate borrowing facilities, we entered into derivative financial transactions in the form of interest rate swaps. The interest rate swaps were used to reduce or eliminate the variability of interest payments on the underlying variable-rate facilities. The swaps interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. Upon the expiration of our interest rate swaps in July 2011, we do not anticipate entering into new agreements.

At January 29, 2011, we held two “variable-to-fixed” rate swaps with a notional amount of $50.0 million each. The notional amount does not represent amounts exchanged by the parties; rather, it is used as the basis to calculate amounts due and to be received under the interest rate swap. During 2010 and 2009, we did not enter into or hold derivative financial instruments for trading purposes.

The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including debt obligations and the interest rate swaps. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates at January 29, 2011. For the interest rate swaps, the table presents the notional amount and weighted average pay and receive interest rates by expected maturity date. For additional discussion of our interest rate swaps, see Note 10 in the Notes to Consolidated Financial Statements.

	Expected Maturity Date By Year

(Dollars in						There-
thousands)	2011	2012	2013	2014	2015	After	Total	Fair Value

Debt:
Fixed-rate debt	$6,978	$8,065	$7,399	$518,608	$9,238	$205,592	$755,880	$761,754
Average fixed rate	6.82%	6.85%	6.86%	10.19%	6.90%	6.23%	8.98%
Variable-rate debt(1)	—	—	$107,785	—	—	—	$107,785	$107,785
Average variable rate	—	—	12.94%	—	—	—	12.94%
Interest Rate Derivatives:
Interest rate swap
Variable-to-fixed	$100,000	—	—	—	—	—	$100,000	$(2,288)
Average pay rate	5.49%	—	—	—	—	—	5.49%
Average receive rate	0.34%	—	—	—	—	—	0.34%

(1)	The $107,785 variable-rate debt in 2013 consists of two obligations: (1) the $75,000 Term Loan Facility, which was scheduled to expire on November 18, 2013 (the debt was paid in full on January 31, 2011), and (2) $32,785 of borrowings under the 2009 Revolving Credit Facility, which was scheduled to expire June 3, 2013 (on March 21, 2011, we entered into a Second Amended Revolving Credit Facility, which is scheduled to expire on March 21, 2016, subject to the maturity of the senior unsecured notes and certain other debt of the Company). See Note 20 in the Notes to Consolidated Financial Statements.

Seasonality and Inflation

Our business, like that of most retailers, is subject to seasonal fluctuations, with the major portion of sales and income realized during the second half of each fiscal year, which includes the holiday season. See Note 17 in the Notes to Consolidated Financial Statements for the Company’s quarterly results for 2010 and 2009. Due to the fixed nature of certain costs, SG&A expense is typically higher as a percentage of net sales during the first half of each year. Working capital requirements fluctuate during the year as well and generally reach their highest levels during the third and fourth quarters.

Because of the seasonality of our business, results for any quarter are not necessarily indicative of results that may be achieved for a full year. In addition, quarterly operating results are impacted by the timing and amount of revenues and costs associated with the opening of new stores and the closing and remodeling of existing stores.

We do not believe inflation has had a material effect on operating results during the past three years. We are, however, beginning to experience inflationary conditions in our merchandise and transportation costs. In our private brands, where we have more control over the production and manufacturing of the merchandise, we have historically been able to minimize inflationary pressures through measures such as committing earlier for merchandise purchases and shifting production to lower cost markets. Our third-party brand vendors are also facing the same inflationary pressures. We will continue to work with these vendors, as possible, to minimize the impact of inflation on our merchandise costs and our selling prices.

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

Management Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of its assets that could have a material effect on the financial statements.

Management assessed the Company’s internal control over financial reporting as of January 29, 2011, the end of its 2010 fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and the Company’s overall control environment.

Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of the end of the 2010 fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. The results of management’s assessment were reviewed with the Audit Committee of the Company’s Board of Directors.

KPMG LLP independently assessed the effectiveness of the Company’s internal control over financial reporting. KPMG LLP has issued an attestation report, which is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The Bon-Ton Stores, Inc.:

We have audited The Bon-Ton Stores, Inc.’s internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bon-Ton Stores, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The Bon-Ton Stores, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Bon-Ton Stores, Inc. and subsidiaries as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 29, 2011, and the related financial statement schedule, and our report dated April 13, 2011 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/  KPMG LLP

Harrisburg, Pennsylvania
April 13, 2011

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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting that occurred during the thirteen weeks ended January 29, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Exhibit No.		Description	Document Location

3.1		Articles of Incorporation	Exhibit 3.1 to the Report on Form 8-B, File No. 0-19517 (“Form 8-B”)
3.2		Bylaws	Exhibit 3.2 to Form 8-B
4.1		Indenture with The Bank of New York	Exhibit 4.1 to the Current Report on Form 8-K filed on March 10, 2006 (“3/10/06 Form 8-K”)
10.1		Shareholders’ Agreement among The Bon-Ton Stores, Inc. and the shareholders named therein	Exhibit 10.3 to Amendment No. 2 to the Registration Statement on Form S-1, File No. 33-42142 (“1991 Form S-1”)
10.2*	(a)	Employment Agreement with Anthony Buccina	Exhibit 10.1 to the Current Report on Form 8-K filed on January 28, 2009 (“1/28/09 Form 8-K”)
	(b)	Restricted Stock Agreement with Anthony Buccina	Exhibit 10.2 to the 1/28/09 Form 8-K
	(c)	Restricted Stock Agreement — Performance Shares with Anthony Buccina	Exhibit 10.3 to the 1/28/09 Form 8-K
10.3*	(a)	Employment Agreement with Stephen Byers	Exhibit 10.4 to the 1/28/09 Form 8-K
	(b)	Restricted Stock Agreement with Stephen Byers	Exhibit 10.5 to the 1/28/09 Form 8-K
	(c)	Restricted Stock Agreement — Performance Shares with Stephen Byers	Exhibit 10.6 to the 1/28/09 Form 8-K
10.4*	(a)	Employment Agreement with Byron L. Bergren	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended July 31, 2004
	(b)	Amendment No. 1 to Employment Agreement with Byron L. Bergren	Exhibit 10.5(b) to the Annual Report on Form 10-K for the fiscal year ended January 29, 2005
	(c)	Amendment No. 2 to Employment Agreement with Byron L. Bergren	Exhibit 99.1 to the Current Report on Form 8-K filed on May 26, 2006
	(d)	Amendment No. 3 to Employment Agreement with Byron L. Bergren	Exhibit 10.1 to the Current Report on Form 8-K filed on July 19, 2007
	(e)	Amendment No. 4 to Employment Agreement with Byron L. Bergren	Exhibit 10.1 to the Current Report on Form 8-K filed on March 20, 2009

Exhibit No.		Description	Document Location

	(f)	Amendment No. 5 to Employment Agreement with Byron L. Bergren	Exhibit 10.1 to the Current Report on Form 8-K filed on January 25, 2011
10.5*	(a)	Restricted Stock Unit Agreement with Byron L. Bergren	Exhibit 10.2 to the Current Report on Form 8-K filed on June 26, 2006 (“6/26/06 Form 8-K”)
	(b)	Restricted Stock Agreement with Byron L. Bergren	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended August 4, 2007 (“8/4/07 Form 10-Q”)
	(c)	Restricted Stock Agreement with Byron L. Bergren	Exhibit 10.3 to the 8/4/07 Form 10-Q
	(d)	Restricted Stock Agreement with Byron L. Bergren	Exhibit 10.1 to the Current Report on Form 8-K filed on March 27, 2008
	(e)	Restricted Stock Agreement with Byron L. Bergren	Exhibit 10.5(e) to the Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (“2008 Form 10-K”)
	(f)	Restricted Stock Agreement with Byron L. Bergren	Exhibit 10.5(f) to the 2008 Form 10-K
10.6*	(a)	Executive Transition Agreement with M. Thomas Grumbacher	Exhibit 10.1 to the Current Report on Form 8-K filed on March 11, 2005
	(b)	Amendment to Executive Transition Agreement with M. Thomas Grumbacher	Exhibit 10.1 to the Current Report on Form 8-K filed on December 10, 2007
	(c)	Amendment No. 2 to Executive Transition Agreement with M. Thomas Grumbacher	Exhibit 10.1 to the Current Report on Form 8-K filed on February 1, 2010
	(d)	Amendment No. 3 to Executive Transition Agreement with M. Thomas Grumbacher	Exhibit 10.1 to the Current Report on Form 8-K filed on December 21, 2010
10.7*	(a)	Employment Agreement with Barbara J. Schrantz	Filed Herewith
	(b)	Restricted Stock Agreement with Barbara J. Schrantz	Filed Herewith
10.8*		Form of severance agreement with certain executive officers	Exhibit 10.14 to Form 8-B
10.9*	(a)	Supplemental Executive Retirement Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended August 4, 2001
	(b)	Amendment No. 1 to Supplemental Executive Retirement Plan	Exhibit 10.8(b) to the Annual Report on Form 10-K for the fiscal year ended January 30, 2010 (“2009 Form 10-K”)
10.10*	(a)	2009 Omnibus Incentive Plan	Appendix A to Other Definitive Proxy Statements on Form DEF 14A filed on May 4, 2009
	(b)	Amendment No. 1 to 2009 Omnibus Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K filed on November 24, 2010 (“11/24/10 Form 8-K”)
	(c)	Form of Restricted Stock Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on April 16, 2010 (“4/16/10 Form 8-K”)

Exhibit No.		Description	Document Location

	(d)	Form of Restricted Stock Agreement — Performance Shares	Exhibit 10.2 to the 11/24/10 Form 8-K
	(e)	Form of Restricted Stock Unit Agreement	Exhibit 10.3 to the 4/16/10 Form 8-K
	(f)	Form of Non-Qualified Stock Option Agreement	Exhibit 10.4 to the 4/16/10 Form 8-K
10.11*	(a)	Amended and Restated Cash Bonus Plan	Appendix A to Other Definitive Proxy Statements on Form DEF 14A filed on May 4, 2007
	(b)	Amendment to Cash Bonus Plan	Exhibit 10.3 to the 11/24/10 Form 8-K
10.12*		The Bon-Ton Stores, Inc. Deferred Compensation Plan	Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended February 3, 2007 (“2006 Form 10-K”)
10.13*		The Bon-Ton Stores, Inc. Severance Pay Plan	Exhibit 10.1 to the Current Report on Form 8-K filed on August 28, 2006
10.14*		The Bon-Ton Stores, Inc. Change of Control and Material Transaction Severance Plan for Certain Employees of Acquired Employers	Exhibit 10.16 to the 2006 Form 10-K
10.15		Registration Rights Agreement between The Bon-Ton Stores, Inc. and Tim Grumbacher	Exhibit 99.3 to the Current Report on Form 8-K filed on November 7, 2003
10.16	(a)	Sublease of Oil City, Pennsylvania store between The Bon-Ton Stores, Inc. and Nancy T. Grumbacher, Trustee	Exhibit 10.16 to the 1991 Form S-1
	(b)	First Amendment to Oil City, Pennsylvania sublease	Exhibit 10.22 to Amendment No. 1 to the 1991 Form S-1
	(c)	Corporate Guarantee with respect to Oil City, Pennsylvania lease	Exhibit 10.26 to Amendment No. 1 to the 1991 Form S-1
10.17	(a)	Credit Card Program Agreement between The Bon-Ton Stores, Inc. and HSBC Bank Nevada, N.A.	Exhibit 10.3 to the Current Report on Form 8-K filed on June 23, 2005
	(b)	First Amendment to the Credit Card Program Agreement	Exhibit 10.5 to the 3/10/06 Form 8-K
	(c)	Second Amendment to the Credit Card Program Agreement	Exhibit 10.22(c) to the 2006 Form 10-K
	(d)	Third Amendment to the Credit Card Program Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on August 10, 2009
	(e)	Fourth Amendment to the Credit Card Program Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on August 4, 2010
	(f)	Fifth Amendment to the Credit Card Program Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on September 7, 2010
	(g)	Sixth Amendment to the Credit Card Program Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on February 3, 2011**
	(h)	Exhibits and Schedules to the Credit Card Program Agreement	Exhibit 10.17(e) to the 2009 Form 10-K**

Exhibit No.		Description	Document Location

10.18		Registration Rights Agreement between The Bon-Ton Department Stores, Inc., The Bon-Ton Stores, Inc., other guarantors listed on Schedule I of the Agreement, Banc of America Securities LLC and Citigroup Global Markets Inc.	Exhibit 10.1 to the 3/10/06 Form 8-K
10.19	(a)	Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp., Carson Pirie Scott, Inc. (f/k/a Parisian, Inc.), Herberger’s Department Stores, LLC and the other credit parties and lender parties thereto	Exhibit 10.2 to the 3/10/06 Form 8-K
	(b)	Amendment No. 1 to Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp., Carson Pirie Scott, Inc. (f/k/a Parisian, Inc.), Herberger’s Department Stores, LLC and the other credit parties and lender parties thereto	Exhibit 10.24(b) to the Annual Report on Form 10-K for the fiscal year ended February 2, 2008
	(c)	Amendment No. 2 to Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp., Carson Pirie Scott, Inc. (f/k/a Parisian, Inc.), Herberger’s Department Stores, LLC and the other credit parties and lender parties thereto	Exhibit 10.3 to the Current Report on Form 8-K filed on November 24, 2009 (“11/24/09 Form 8-K”)
	(d)	Amended and Restated Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp. and the other credit parties and lender parties thereto	Exhibit 10.1 to the Current Report on Form 8-K filed on December 9, 2009
	(e)	Exhibits and Schedules to the Amended and Restated Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp. and the other credit parties and lender parties thereto	Exhibit 10.19(e) to the 2009 Form 10-K**
	(f)	Second Amended and Restated Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp. and the other credit parties and lender parties thereto	Exhibit 10.1 to the Current Report on Form 8-K filed on March 24, 2011
10.20	(a)	Loan Agreement between Bonstores Realty One, LLP and Bank of America, N.A.	Exhibit 10.3 to the 3/10/06 Form 8-K

Exhibit No.		Description	Document Location

	(b)	Exhibits and Schedules to Loan Agreement between Bonstores Realty One, LLP and Bank of America, N.A.	Exhibit 10.20(b) to the 2009 Form 10-K**
10.21	(a)	Loan Agreement between Bonstores Realty Two, LLP and Bank of America, N.A.	Exhibit 10.4 to the 3/10/06 Form 8-K
	(b)	Exhibits and Schedules to Loan Agreement between Bonstores Realty Two, LLP and Bank of America, N.A.	Exhibit 10.21(b) to the 2009 Form 10-K**
10.22*	(a)	Carson Pirie Scott & Co. Supplemental Executive Retirement Plan	Exhibit 10.29(a) to the 2006 Form 10-K
	(b)	First Amendment to the Carson Pirie Scott & Co. Supplemental Executive Retirement Plan	Exhibit 10.29(b) to the 2006 Form 10-K
10.23	(a)	Second Lien Loan and Security Agreement among Sankaty Advisors, LLC, The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp. and the other credit parties and lender parties thereto	Exhibit 10.1 to the 11/24/09 Form 8-K
	(b)	Exhibits and Schedules to Second Lien Loan and Security Agreement among Sankaty Advisors, LLC, The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp. and the other credit parties and lender parties thereto	Exhibit 10.23(b) to the 2009 Form 10-K**
10.24		Intercreditor Agreement among Bank of America, N.A., Sankaty Advisors, LLC and the other Revolving Credit Lenders and Term Loan Lenders	Exhibit 10.2 to the 11/24/09 Form 8-K
16.1		Letter from ParenteBeard LLC	Exhibit 16.1 to the Current Report on Form 8-K filed on February 5, 2010
21		Subsidiaries of the Registrant	Filed Herewith
23		Consent of KPMG LLP	Filed Herewith
31.1		Certification of Byron L. Bergren	Filed Herewith
31.2		Certification of Keith E. Plowman	Filed Herewith
32		Certifications Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934	Filed Herewith

*	Constitutes a management contract or compensatory plan or arrangement.

**	Portions of the document have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BON-TON STORES, INC.

By:	/s/ Keith E. Plowman

Keith E. Plowman
Executive Vice President, Chief
Financial Officer and Principal
Accounting Officer

Dated: April 13, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Tim Grumbacher Tim Grumbacher	Executive Chairman of the Board	April 13, 2011

/s/ Byron L. Bergren Byron L. Bergren	President and Chief Executive Officer and Director	April 13, 2011

/s/ Keith E. Plowman Keith E. Plowman	Executive Vice President, Chief Financial Officer and Principal Accounting Officer	April 13, 2011

/s/ Lucinda M. Baier Lucinda M. Baier	Director	April 13, 2011

/s/ Philip M. Browne Philip M. Browne	Director	April 13, 2011

/s/ Shirley A. Dawe Shirley A. Dawe	Director	April 13, 2011

/s/ Marsha M. Everton Marsha M. Everton	Director	April 13, 2011

/s/ Michael L. Gleim Michael L. Gleim	Director	April 13, 2011

/s/ Todd C. McCarty Todd C. McCarty	Director	April 13, 2011

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
The Bon-Ton Stores, Inc.:

We have audited the accompanying consolidated balance sheets of The Bon-Ton Stores, Inc. and subsidiaries as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 29, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bon-Ton Stores, Inc. and subsidiaries as of January 29, 2011 and January 30, 2010, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 29, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Bon-Ton Stores, Inc.’s internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 13, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Harrisburg, Pennsylvania
April 13, 2011

THE BON-TON STORES, INC.
CONSOLIDATED BALANCE SHEETS

	January 29,	January 30,
(In thousands except share and per share data)	2011	2010

Assets
Current assets:
Cash and cash equivalents	$16,339	$18,922
Merchandise inventories	682,324	659,399
Prepaid expenses and other current assets	78,418	87,690

Total current assets	777,081	766,011

Property, fixtures and equipment at cost, net of accumulated depreciation and amortization of $657,541 and $594,020 at January 29, 2011 and January 30, 2010, respectively	703,432	756,618
Deferred income taxes	9,587	13,303
Intangible assets, net of accumulated amortization of $46,245 and $38,477 at
January 29, 2011 and January 30, 2010, respectively	130,080	138,794
Other long-term assets	36,059	47,281

Total assets	$1,656,239	$1,722,007

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$175,249	$163,671
Accrued payroll and benefits	45,769	48,297
Accrued expenses	167,204	160,737
Current maturities of long-term debt	6,978	7,509
Current maturities of obligations under capital leases	5,825	5,044
Deferred income taxes	12,709	14,820
Income taxes payable	137	—

Total current liabilities	413,871	400,078

Long-term debt, less current maturities	856,687	951,315
Obligations under capital leases, less current maturities	61,043	65,405
Other long-term liabilities	141,286	163,453

Total liabilities	1,472,887	1,580,251

Commitments and contingencies (Note 12)
Shareholders’ equity
Preferred Stock — authorized 5,000,000 shares at $0.01 par value; no shares issued	—	—
Common Stock — authorized 40,000,000 shares at $0.01 par value; issued shares of 16,520,859 and 15,942,348 at January 29, 2011 and January 30, 2010, respectively	165	159
Class A Common Stock — authorized 20,000,000 shares at $0.01 par value; issued and outstanding shares of 2,951,490 at January 29, 2011 and January 30, 2010	30	30
Treasury stock, at cost — 337,800 shares at January 29, 2011 and January 30, 2010	(1,387)	(1,387)
Additional paid-in capital	153,331	149,649
Accumulated other comprehensive loss	(36,498)	(52,912)
Retained earnings	67,711	46,217

Total shareholders’ equity	183,352	141,756

Total liabilities and shareholders’ equity	$1,656,239	$1,722,007

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	January 29,	January 30,	January 31,
(In thousands except per share data)	2011	2010	2009

Net sales	$2,980,479	$2,959,824	$3,129,967
Other income	66,006	75,113	95,448

	3,046,485	3,034,937	3,225,415

Costs and expenses:
Costs of merchandise sold	1,860,182	1,862,192	2,034,960
Selling, general and administrative	942,660	963,639	1,033,525
Depreciation and amortization	102,202	111,635	117,382
Amortization of lease-related interests	4,555	4,866	4,866
Goodwill impairment	—	—	17,767
Other impairment charges	1,738	5,883	25,905

Income (loss) from operations	135,148	86,722	(8,990)
Interest expense, net	112,301	98,808	97,847

Income (loss) before income taxes	22,847	(12,086)	(106,837)
Income tax provision (benefit)	1,353	(8,031)	63,093

Net income (loss)	$21,494	$(4,055)	$(169,930)

Per share amounts —
Basic:
Net income (loss)	$1.14	$(0.24)	$(10.12)

Diluted:
Net income (loss)	$1.12	$(0.24)	$(10.12)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other
		Class A		Additional	Compre-
	Common	Common	Treasury	Paid-in	hensive	Retained
(In thousands except per share data)	Stock	Stock	Stock	Capital	Income (Loss)	Earnings	Total

BALANCE AT FEBRUARY 2, 2008	$146	$30	$(1,387)	$139,805	$799	$223,668	$363,061

Comprehensive loss (Note 14):
Net loss	—	—	—	—	—	(169,930)	(169,930)
Pension and postretirement benefit plans	—	—	—	—	(62,279)	—	(62,279)
Cash flow derivatives	—	—	—	—	2,016	—	2,016

Comprehensive loss							(230,193)
Dividends to shareholders, $0.20 per share	—	—	—	—	—	(3,466)	(3,466)
Share-based compensation expense	3	—	—	5,269	—	—	5,272
Tax shortfall from share-based compensation	—	—	—	(497)	—	—	(497)

BALANCE AT JANUARY 31, 2009	149	30	(1,387)	144,577	(59,464)	50,272	134,177

Comprehensive income (Note 14):
Net loss	—	—	—	—	—	(4,055)	(4,055)
Pension and postretirement benefit plans	—	—	—	—	5,639	—	5,639
Cash flow derivatives	—	—	—	—	913	—	913

Comprehensive income							2,497
Share-based compensation expense	10	—	—	5,072	—	—	5,082

BALANCE AT JANUARY 30, 2010	159	30	(1,387)	149,649	(52,912)	46,217	141,756

Comprehensive income (Note 14):
Net income	—	—	—	—	—	21,494	21,494
Pension and postretirement benefit plans	—	—	—	—	12,824	—	12,824
Cash flow derivatives	—	—	—	—	3,590	—	3,590

Comprehensive income							37,908
Restricted shares forfeited in lieu of payroll taxes	(4)	—	—	(4,103)	—	—	(4,107)
Share-based compensation expense	10	—	—	7,785	—	—	7,795

BALANCE AT JANUARY 29, 2011	$165	$30	$(1,387)	$153,331	$(36,498)	$67,711	$183,352

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	January 29,	January 30,	January 31,
(In thousands)	2011	2010	2009

Cash flows from operating activities:
Net income (loss)	$21,494	$(4,055)	$(169,930)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	102,202	111,635	117,382
Amortization of lease-related interests	4,555	4,866	4,866
Goodwill impairment	—	—	17,767
Other impairment charges	1,738	5,883	25,905
Share-based compensation expense	7,795	5,082	5,272
(Gain) loss on sale of property, fixtures and equipment	(2,064)	101	715
Reclassifications of other comprehensive loss	7,470	10,651	2,287
Amortization of deferred financing costs	9,323	5,551	4,184
Amortization of deferred gain on sale of proprietary credit card portfolio	(2,414)	(2,414)	(2,414)
Deferred income tax provision	1,605	4,183	101,253
Changes in operating assets and liabilities:
(Increase) decrease in merchandise inventories	(22,926)	6,683	88,721
Decrease (increase) in prepaid expenses and other current assets	9,272	25,751	(35,607)
Decrease in other long-term assets	2,617	2,333	239
Increase (decrease) in accounts payable	6,045	22,655	(62,888)
Decrease in accrued payroll and benefits and accrued expenses	(1,391)	(5,071)	(6,148)
Increase (decrease) in income taxes payable	137	(62)	(837)
(Decrease) increase in other long-term liabilities	(4,323)	262	3,439

Net cash provided by operating activities	141,135	194,034	94,206

Cash flows from investing activities:
Capital expenditures	(46,268)	(32,346)	(84,810)
Proceeds from sale of property, fixtures and equipment	2,603	110	348

Net cash used in investing activities	(43,665)	(32,236)	(84,462)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(710,871)	(899,894)	(805,480)
Proceeds from issuance of long-term debt	610,375	765,051	807,467
Cash dividends paid	—	(866)	(2,600)
Restricted shares forfeited in lieu of payroll taxes	(4,107)	—	—
Deferred financing costs paid	(717)	(24,013)	(268)
Increase (decrease) in book overdraft balances	5,267	(2,873)	(10,382)

Net cash used in financing activities	(100,053)	(162,595)	(11,263)

Net decrease in cash and cash equivalents	(2,583)	(797)	(1,519)
Cash and cash equivalents at beginning of period	18,922	19,719	21,238

Cash and cash equivalents at end of period	$16,339	$18,922	$19,719

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The Bon-Ton Stores, Inc. is a Pennsylvania corporation incorporated on January 31, 1996 as the successor of a company incorporated on January 31, 1929. As of January 29, 2011, The Bon-Ton Stores, Inc. operated, through its subsidiaries, 275 stores in 23 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson Pirie Scott, Elder-Beerman, Herberger’s and Younkers nameplates and, in the Detroit, Michigan area, under the Parisian nameplate.

References to “the Company” refer to The Bon-Ton Stores, Inc. and its subsidiaries.

The Company’s fiscal year ends on the Saturday nearer January 31, and consisted of fifty-two weeks for each of 2010, 2009 and 2008. References to “2010,” “2009” and “2008” represent the Company’s fiscal 2010 year ended January 29, 2011, fiscal 2009 year ended January 30, 2010 and fiscal 2008 year ended January 31, 2009, respectively. References to “2011” represent the Company’s fiscal 2011 year ending January 28, 2012.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of The Bon-Ton Stores, Inc. and its wholly owned subsidiaries. Variable interest entities are consolidated where it has been determined the Company is the primary beneficiary of those entities’ operations. All intercompany transactions have been eliminated in consolidation.

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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

Merchandise Inventories

Merchandise inventories are determined by the retail method. As of January 29, 2011 and January 30, 2010, approximately 33% and 32%, respectively, of the Company’s merchandise inventories were valued using a first-in, first-out (“FIFO”) cost basis and approximately 67% and 68%, respectively, of merchandise inventories were valued using a last-in, first-out (“LIFO”) cost basis. There was no effect on costs of merchandise sold for LIFO valuations in 2010, 2009 and 2008. If the FIFO method of inventory valuation had been used for all inventories, the Company’s merchandise inventories would have been lower by $6,837 at January 29, 2011 and January 30, 2010.

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

No depreciation is recorded until property, fixtures and equipment are placed into service. The Company capitalizes interest incurred during the construction of new facilities or major improvements to existing facilities and development projects that exceed one month. The amount of interest costs capitalized is limited to the costs incurred during the construction period. Interest of $381, $196 and $410 was capitalized in 2010, 2009 and 2008, respectively.

Repair and maintenance costs are charged to selling, general and administrative (“SG&A”) expense as incurred. Property retired or sold is removed from asset and accumulated depreciation accounts and the resulting gain or loss is reflected in SG&A expense.

Costs of major remodeling and improvements on leased stores are capitalized as leasehold improvements. Leasehold improvements are amortized over the shorter of the accounting lease term or the useful life of the asset. Capital leases are recorded at the lower of fair market value or the present value of future minimum lease payments. Capital leases are amortized in accordance with the provisions codified within Accounting Standards Codification (“ASC”) Subtopic 840-30, Leases — Capital Leases.

ASC Section 360-10-35, Property, Plant and Equipment — Overall — Subsequent Measurement (“ASC 360-10-35”), requires the Company to test a long-lived asset for recoverability whenever events or changes in circumstances indicate that its carrying value may not be recoverable. If the undiscounted cash flows associated with the asset are insufficient to support the recorded asset, an impairment loss is recognized for the amount (if any) by which the carrying amount of the asset exceeds the fair value of the asset. Cash flow estimates are based on historical results, adjusted to reflect the Company’s best estimate of future market and operating conditions. Estimates of fair value are determined through various techniques, including discounted cash flow models and market approaches, as considered necessary. As a result of this evaluation, asset impairment charges, which resulted in a reduction in the carrying amount of certain store and distribution center properties of $1,738, $5,717 and $17,853, were recorded in 2010, 2009 and 2008, respectively (see Note 2).

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

As a result of its impairment review in the second quarter of 2008, the Company determined its goodwill was fully impaired and, accordingly, recorded a charge of $17,767. Based upon the Company’s review, the fair value of its single reporting unit, estimated using a combination of the Company’s common stock trading value as of the end of the second quarter of 2008, a discounted cash flow analysis and other generally accepted valuation methodologies, was less than the carrying amount (see Note 3). No adjustments were required pursuant to the Company’s review of the carrying amount of intangible assets in 2010. As a result of its review of the carrying value of intangible assets in 2009, the Company recorded an asset impairment charge of $166 related to the reduction in the value of two indefinite-lived private label brand names (see Note 3). In 2008, the Company recorded an asset impairment charge of $8,052 primarily related to the reduction in the value of four indefinite-lived trade names.

Deferred Financing Fees

Amounts paid by the Company to secure financing agreements are reflected in other long-term assets and are amortized over the term of the related facility. Amortization of credit facility costs are classified as interest expense. Unamortized amounts at January 29, 2011 and January 30, 2010 were $27,659 and $36,265, respectively. Deferred financing fees amortized to expense for 2010, 2009 and 2008 were $9,323, $5,551 and $4,184, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method, pursuant to ASC Topic 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. ASC 740 requires an assessment of whether valuation allowances are needed against deferred tax assets based upon consideration of all available evidence using a “more likely than not” standard. The Company reported valuation allowances of $126,333 and $140,452 at January 29, 2011 and January 30, 2010, respectively (see Note 16).

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

Other Income

The Company receives revenues under a credit card program agreement with HSBC Bank Nevada, N.A. (“HSBC”), as amended (see Note 19), in which the Company is paid a percentage of net credit sales for its proprietary credit card sales. The aforementioned revenues are recorded within other income. The Company also licenses space to third parties in its stores and receives compensation based on a percentage of sales made in these departments and receives revenues from customers for delivery of certain items and services. In addition, the Company recovers a portion of its cost from the disposal of damaged or otherwise distressed merchandise; this recovery is recorded within other income.

Advertising

Advertising production costs are expensed the first time the advertisement is run. Media placement costs are expensed in the period the advertising appears. Total advertising expenses, net of vendor allowances, included in SG&A expense for 2010, 2009 and 2008 were $138,805, $131,369 and $141,671, respectively. Prepaid expenses and other current assets include prepaid advertising costs of $6,774 and $6,241 at January 29, 2011 and January 30, 2010, respectively.

Vendor Allowances

As is standard industry practice, allowances from merchandise vendors are received as reimbursement for charges incurred on marked-down merchandise. Vendor allowances are recorded when determined to be collectable and authorized by internal management. Allowances are credited to costs of goods sold, provided the allowance is: (1) for merchandise permanently marked down or sold, (2) not predicated on a future purchase, and (3) not predicated on a future increase in the purchase price from the vendor. If the aforementioned criteria are not met, the allowances are recorded as an adjustment to the cost of merchandise capitalized in inventory and reflected as a reduction of costs of merchandise sold when the related merchandise is sold.

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

Gift and Merchandise Cards

The Company sells gift cards to customers at its stores and through its website, and issues merchandise cards as credit for merchandise returned to its stores. These cards do not have expiration dates. Revenues from these cards are recognized when (1) the card is redeemed by the customer, or (2) the likelihood of the card being redeemed by the customer is remote (card “breakage”) and it is determined that the Company does not have a legal obligation to remit the value of the unredeemed card to relevant jurisdictions. It is the Company’s historical experience that the likelihood of redemption after 60 months from issuance is remote. Should cards become aged 60 months and the Company determines that it is probable that it has no legal obligation to remit the value to relevant jurisdictions, the corresponding liability would be relieved. The Company has recognized no card breakage in 2010, 2009 or 2008. Gift and merchandise card liabilities are included within accrued expenses.

Self-Insurance Liabilities

The Company is self-insured for certain losses related to workers’ compensation and health insurance, although it maintains stop-loss coverage with third party insurers to limit exposure. The estimate of its self- insurance liability contains uncertainty since the Company must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and claims for incidents incurred but not reported as of the balance sheet date. When estimating its self-insurance liability, the Company considers a number of factors which include, but are not limited to, historical claims experience, demographic factors, severity factors and information provided by independent third-party advisors.

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

Earnings Per Share

Effective February 1, 2009, the Company adopted certain new provisions now codified within ASC Topic 260, Earnings Per Share (“ASC 260”), pursuant to which unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities and are included in the computation of earnings per share (“EPS”) according to the two-class method if the impact is dilutive. The Company’s unvested restricted shares and restricted stock units are considered participating securities. However, in the event of a net loss, participating securities are excluded from the calculation of both basic and diluted EPS. All prior-period EPS data presented was adjusted retrospectively to conform to these provisions of ASC 260, which, for 2008, had no effect on the previously reported basic and diluted earnings per share.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The following table presents a reconciliation of net income (loss) and weighted average shares outstanding used in basic and diluted EPS calculations for each of 2010, 2009 and 2008:

	2010	2009	2008

Basic Earnings (Loss) Per Common Share
Net income (loss)	$21,494	$(4,055)	$(169,930)
Less: Income allocated to participating securities	(1,447)	—	—

Net income (loss) available to common shareholders	$20,047	$(4,055)	$(169,930)

Weighted average common shares outstanding	17,642,061	17,003,734	16,797,275

Basic earnings (loss) per common share	$1.14	$(0.24)	$(10.12)

Diluted Earnings (Loss) Per Common Share
Net income (loss)	$21,494	$(4,055)	$(169,930)
Less: Income allocated to participating securities	(1,428)	—	—

Net income (loss) available to common shareholders	$20,066	$(4,055)	$(169,930)

Average common shares outstanding	17,642,061	17,003,734	16,797,275
Common shares issuable — stock options	255,807	—	—

Weighted average common shares outstanding assuming dilution	17,897,868	17,003,734	16,797,275

Diluted earnings (loss) per common share	$1.12	$(0.24)	$(10.12)

Stock option shares totaling 554,162 were excluded from the computation of 2010 diluted weighted average common shares outstanding, as their effect would have been antidilutive.

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

Risks and Uncertainties

The Company is a regional department store operator offering a broad assortment of brand-name fashion apparel and accessories for women, men and children as well as cosmetics, home furnishings and other goods. As of January 29, 2011, the Company operated 275 stores in 23 states

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

in the Northeastern, Midwestern and upper Great Plains areas of the United States. The diversity of the Company’s products, customers and geographic operations reduces the risk that a severe impact will occur in the near term as a result of changes in its customer base, competition or markets.

In response to the recent global economic conditions and decline in consumer spending, the Company has considered the impact of such factors on its liquidity and has performed an analysis of the key assumptions in its forecast such as sales, gross margin and SG&A expenses; an evaluation of its relationships with vendors and their factors, including availability of vendor credit; and an analysis of cash requirements, including the Company’s inventory and other working capital requirements, capital expenditures and borrowing availability under its credit facility. Based upon these analyses and evaluations, the Company expects its anticipated sources of liquidity will be sufficient to meet its obligations without significant revisions to its planned operations through 2011.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which requires new disclosures regarding recurring or nonrecurring fair value measurements. Entities are required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and the reasons for the transfers, and to provide information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. In addition, entities must provide fair value measurement disclosures for each class of assets and liabilities and, for Level 2 or Level 3 measurements, disclose the valuation technique and inputs used in determining fair value for each class. ASU 2010-06 impacts disclosure requirements only. The Company adopted ASU 2010-06 in the first quarter of 2010, with the exception of the additional information in the reconciliation of Level 3 assets and liabilities, which will be effective in 2011. There were no transfers into or out of Level 1 or 2 of the fair value hierarchy in 2010.

In December 2009, the FASB issued ASU No. 2009-17, Consolidation (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), which changed the accounting for variable interest entities (“VIEs”). These changes require an entity to (1) perform an analysis to determine if the entity has a variable interest in a VIE; (2) initially determine and reassess, on an ongoing basis, whether an entity is the primary beneficiary of a VIE; (3) eliminate the solely quantitative approach previously required in determining the primary beneficiary of a VIE in favor of a qualitatively focused analysis; and (4) provide enhanced disclosures regarding an entity’s involvement in a VIE. The Company adopted the provisions of this update in 2010. The adoption of ASU 2009-17 did not have a material impact on the Company’s consolidated financial statements.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

2.	PROPERTY, FIXTURES AND EQUIPMENT

Property, fixtures and equipment and related accumulated depreciation and amortization consisted of:

	January 29,	January 30,
	2011	2010

Land and improvements	$121,570	$121,967
Buildings and leasehold improvements	653,244	640,888
Furniture and equipment	509,756	513,136
Buildings and equipment under capital leases	76,403	74,647

	1,360,973	1,350,638
Less: Accumulated depreciation and amortization	(657,541)	(594,020)

Net property, fixtures and equipment	$703,432	$756,618

Accumulated depreciation and amortization includes $20,416 and $15,593 at January 29, 2011 and January 30, 2010, respectively, related to buildings and equipment under capital leases. Amortization of buildings and equipment under capital leases is included within depreciation and amortization expense.

Depreciation and amortization expense of $99,986, $109,233 and $114,622 related to property, fixtures and equipment was included in depreciation and amortization expense for 2010, 2009 and 2008, respectively.

Asset impairment charges of $1,738, $5,717 and $17,853, which resulted in a reduction in the carrying amount of certain store and distribution center properties, were recorded in 2010, 2009 and 2008, respectively. The expenses are included in other impairment charges.

3.	GOODWILL AND INTANGIBLES

The changes in the carrying amount of goodwill for the years ended January 29, 2011 and January 30, 2010 are as follows:

	January 29,	January 30,
	2011	2010

Balance at beginning of year
Goodwill	$17,767	$17,767
Accumulated impairment losses	(17,767)	(17,767)

	—	—

Impairment loss	—	—

Balance at end of year
Goodwill	17,767	17,767
Accumulated impairment losses	(17,767)	(17,767)

	$—	$—

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

In accordance with ASC 350-20-35, the Company is required to review goodwill for impairment at the reporting unit level at least annually or when events or changes in circumstances indicate it is more likely than not that the carrying value of goodwill exceeds its implied fair value. Based on its reporting structure, management has determined the Company has one reporting unit for purposes of applying ASC 350-20-35. The economic environment as of the second quarter of 2008 depressed stock values for many companies, including that of the Company. This factor, coupled with the expectation that economic challenges would impede near-term recovery in the retail sector, led the Company to determine that its goodwill should be reviewed for impairment during the second quarter of 2008.

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

Intangible assets consist of the following:

	January 29,	January 30,
	2011	2010

Intangible assets subject to amortization
Gross amount
Lease-related interests	$99,442	$100,388
Customer lists and relationships	22,926	22,926

Total gross amount	122,368	123,314
Accumulated amortization
Lease-related interests	(35,423)	(29,870)
Customer lists and relationships	(10,822)	(8,607)

Total accumulated amortization	(46,245)	(38,477)

Net intangible assets subject to amortization	$76,123	$84,837

Intangible assets not subject to amortization
Trade names	42,700	42,700
Private label brand names	11,257	11,257

Total intangible assets not subject to amortization	53,957	53,957

Net intangible assets	$130,080	$138,794

Lease-related interests reflect below-market-rate leases purchased in store acquisitions completed in 1992 through 2006 that were adjusted to reflect fair market value. The lease-related

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

interests, including the unfavorable lease-related interests included in other long-term liabilities, are being amortized on a straight-line method and reported as “amortization of lease-related interests” in the consolidated statements of operations. At January 29, 2011, these lease-related interests have weighted-average remaining lives of 13 years for amortization purposes.

At January 29, 2011, customer lists and relationships are being amortized on a declining-balance method over the remaining lives of eight years. The amortization from the customer lists and relationships is included within depreciation and amortization expense.

During 2010, 2009 and 2008, amortization of $2,215, $2,402 and $2,760, respectively, was recorded on customer lists and relationships and private label brand names (which were fully amortized as of January 31, 2009). Amortization of $4,555, $4,866 and $4,866 was recorded for favorable and unfavorable lease-related interests during 2010, 2009 and 2008, respectively. The Company anticipates amortization associated with customer lists and relationships of approximately $2,042 in 2011, $1,890 in 2012, $1,759 in 2013, $1,629 in 2014 and $1,500 in 2015. The Company anticipates amortization associated with favorable and unfavorable lease-related interests of approximately $4,747 in 2011, $4,698 in 2012, $4,553 in 2013, $4,935 in 2014 and $4,543 in 2015.

Private label brand names not subject to amortization were reduced by $166 in 2009 as a result of an impairment charge. In 2008, the Company recorded an asset impairment charge of $8,052 primarily related to the reduction in the value of trade names not subject to amortization. The expenses are included in other impairment charges.

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

As of January 29, 2011 and January 30, 2010, the Company held two interest rate swap contracts required to be measured at fair value on a recurring basis (see Note 10). The fair values of these interest rate swap contracts are derived from discounted cash flow analysis utilizing an interest rate yield curve that is readily available to the public or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized these interest rate swap contracts as a Level 2 fair value measurement. There has been no change in the valuation technique used to determine the fair value of the interest rate swap contracts.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The interest rate swap liability comprises the entirety of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis. The carrying value of the interest rate swap liability as of January 29, 2011 and January 30, 2010 is as follows:

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	Total Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

January 29, 2011	$2,288	$—	$2,288	$—

January 30, 2010	$6,319	$—	$6,319	$—

The following table presents the fair value measurement for assets measured at fair value on a nonrecurring basis as of January 29, 2011:

Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	January 29,	Markets	Inputs	Inputs	Total
	2011	(Level 1)	(Level 2)	(Level 3)	Losses

Property, fixtures and equipment	$3,588	$—	$—	$3,588	$(1,738)

In 2010, in accordance with ASC 360-10-35, property, fixtures and equipment with a carrying amount of $5,326 were written down to their fair value of $3,588 as determined by a discounted cash flow analysis utilizing a discount rate the Company believes is appropriate and would be used by market participants, resulting in an impairment charge of $1,738, which is reflected in other impairment charges.

The following table presents the fair value measurements for assets measured at fair value on a nonrecurring basis as of January 30, 2010:

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	January 30,	Markets	Inputs	Inputs	Total
	2010	(Level 1)	(Level 2)	(Level 3)	Losses

Property, fixtures and equipment	$3,300	$—	$—	$3,300	$(5,717)
Intangible assets	$—	$—	$—	$—	$(166)

In 2009, in accordance with ASC 360-10-35, property, fixtures and equipment with a carrying amount of $9,017 were written down to their fair value of $3,300 as determined by a discounted cash flow analysis utilizing a discount rate the Company believes is appropriate and would be used by market participants and a market approach using data that includes recent sales of comparable properties with similar characteristics, resulting in an impairment charge of $5,717, which is reflected in other impairment charges.

Additionally in 2009, in accordance with ASC 350-30-35, intangible assets not subject to amortization with a carrying amount of $166 were written down to their fair value of zero as determined by a Level 3 discounted cash flow analysis utilizing a discount rate the Company

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

believes is appropriate and would be used by market participants, resulting in an impairment charge of $166, which is reflected in other impairment charges.

5.	SUPPLEMENTAL BALANCE SHEET INFORMATION

Prepaid expenses and other current assets were comprised of the following:

	January 29,	January 30,
	2011	2010

Income tax receivables	$1,188	$8,288
Other receivables	48,863	48,624
Prepaid expenses	28,367	30,778

Total	$78,418	$87,690

Accrued expenses were comprised of the following:

	January 29,	January 30,
	2011	2010

Customer liabilities	$50,984	$50,203
Interest	27,051	23,206
Taxes	36,554	37,625
Other	52,615	49,703

Total	$167,204	$160,737

Other long-term liabilities were comprised of the following:

	January 29,	January 30,
	2011	2010

Deferred income	$46,121	$47,001
Other	95,165	116,452

Total	$141,286	$163,453

6.	SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental cash flow information is provided for the periods reported:

	2010	2009	2008

Cash paid for:
Interest, net of amounts capitalized	$102,102	$91,364	$93,121
Income taxes, net of refunds received	(6,373)	(31,902)	3,995
Non-cash investing activities:
Increase (decrease) in accrued property, fixtures and equipment included in accounts payable and accrued expenses	$1,052	$122	$(4,608)
Assets acquired under capital leases	1,756	6,546	629

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

7.	EXIT OR DISPOSAL ACTIVITIES

In 2010, the Company closed three stores. In connection with the closing of these stores, the Company developed plans resulting in involuntary associate termination costs and other closing costs of $248 and $419, respectively, all of which are included in SG&A expense in 2010. The Company paid $470 of these costs in 2010 and expects to pay the remaining costs in 2011.

In January 2010, the Company implemented a plan to reduce corporate and store personnel. Charges related to involuntary associate termination costs were $1,600 in 2009 and $453 in 2010; these charges are reflected in SG&A expense. The Company paid these costs in 2010.

In January 2009, the Company began implementing a cost savings plan to reduce operating expenses that included reducing corporate and store personnel by approximately 4,000 positions. Charges related to involuntary associate termination costs were $2,100 in 2008 and $2,976 in 2009; these charges are reflected in SG&A expense. The Company paid $4,988 and $87 of these costs in 2009 and 2010, respectively.

In 2009, the Company closed three stores. In connection with the closing of these stores, the Company developed plans resulting in involuntary associate termination costs and other closing costs of $348 and $282, respectively, of which $305 was included in SG&A expense in 2008 and $325 in 2009. The Company paid these costs in 2009.

In 2008, the Company closed one store. Charges related to involuntary associate termination costs and other costs associated with the closing of this store were $20 and $33, respectively. The Company recognized $20 of the involuntary associate termination costs and $10 of the other closing costs during the 52 weeks ended February 2, 2008. The remaining other closings costs of $23 were incurred during 2008. These charges are reflected in SG&A expense.

Following is a reconciliation of accruals related to the Company’s closing activities:

	2010	2009	2008

Beginning balance	$1,688	$2,394	$20
Provisions:
Associate termination benefits	701	4,703	2,322
Other closing costs	419	198	106

Total	1,120	4,901	2,428
Payments:
Associate termination benefits	(2,280)	(5,337)	(18)
Other closing costs	(331)	(270)	(36)

Total	(2,611)	(5,607)	(54)

Balance at year-end	$197	$1,688	$2,394

8.	EMPLOYEE BENEFIT PLANS

The Company provides eligible employees with retirement benefits under a 401(k) salary reduction and employer contribution plan (the “Plan”). Employees become eligible to receive company contributions after they reach the age of 18, complete one year of service and have worked 1,000 hours in their first year of service or, if not, in any calendar year thereafter. Participants

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

are eligible to receive a company matching contribution if they have contributed eligible pre-tax dollars to the Plan and are employed on the last day of the Plan year. The company matching contributions consist of two parts: a match based on an employee’s years of service and a profit sharing match. Under the Plan provisions, the majority of eligible employees are permitted to contribute up to 50% of their compensation to the Plan. Employees are permitted to begin non-matching contributions to the Plan after three months of service in a benefit status position. Employees are automatically enrolled to contribute 3% of pay unless the employee actively modifies or declines the election. Company matching contributions, not to exceed 6% of eligible employees’ compensation, are at the discretion of the Company. Company matching contributions under the Plan become fully vested for eligible employees after three years of service in which the employee works 1,000 hours annually.

The Plan also allows for a Company retirement contribution. Participants are eligible to receive a Company retirement contribution in the Plan if they have worked 1,000 hours in the calendar year and are employed on the last day of the Plan year. Company retirement contributions made during 2008 and beyond become fully vested after three years of service.

The Company’s 2010, 2009 and 2008 expense under the Plan was $4,450, $4,050 and $0, respectively. Pursuant to the provisions of the Plan, the Company determined that only a company matching contribution would be made for 2010 and 2009, and that neither a company matching contribution nor retirement contribution would be made for 2008.

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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

Benefit obligations, fair value of plan assets and funded status of the plans are as follows:

			Medical and
			Life Insurance
	Pension Benefits		Benefits
	2010	2009	2010	2009

Change in benefit obligation:
Benefit obligation at beginning of year	$193,524	$186,356	$6,376	$5,794
Interest cost	10,171	11,285	325	350
Participant contributions	—	—	117	351
Benefits paid	(18,386)	(23,495)	(510)	(683)
Actuarial loss (gain)	4,404	19,378	(2,515)	564

Benefit obligation at end of year	$189,713	$193,524	$3,793	$6,376

Change in the fair value of plan assets:
Plan assets at beginning of year	$124,499	$113,674	$—	$—
Actual return on plan assets	18,741	27,855	—	—
Company contributions	7,681	6,465	393	332
Participant contributions	—	—	117	351
Benefits paid	(18,386)	(23,495)	(510)	(683)

Plan assets at end of year	$132,535	$124,499	$—	$—

Funded status	$(57,178)	$(69,025)	$(3,793)	$(6,376)

Amounts recognized in the consolidated balance sheets consist of:

			Medical and
			Life Insurance
	Pension Benefits		Benefits
	2010	2009	2010	2009

Accrued expenses	$(818)	$(765)	$(606)	$(928)
Other long-term liabilities	(56,360)	(68,260)	(3,187)	(5,448)

Net amount recognized	$(57,178)	$(69,025)	$(3,793)	$(6,376)

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

Amounts recognized in accumulated other comprehensive loss (income) consist of:

			Medical and
			Life Insurance
	Pension Benefits		Benefits
	2010	2009	2010	2009

Net actuarial loss (gain)	$37,400	$47,709	$(3,018)	$(503)

Gross amount recognized	37,400	47,709	(3,018)	(503)
Deferred tax expense	3,903	3,903	232	232

Net amount recognized	$41,303	$51,612	$(2,786)	$(271)

The accumulated benefit obligation for all of the defined benefit and supplemental pension plans was $189,713 and $193,524 at January 29, 2011 and January 30, 2010, respectively. The benefit obligation and the accumulated benefit obligation for each of the pension benefit plans exceeded its assets at January 29, 2011 and January 30, 2010.

Components of net periodic benefit expense (income) and other amounts recognized in other comprehensive (income) loss before income taxes are as follows:

				Medical and
				Life Insurance
	Pension Benefits			Benefits
	2010	2009	2008	2010	2009	2008

Net periodic benefit expense (income):
Service cost	$—	$—	$154	$—	$—	$—
Interest cost	10,171	11,285	11,741	325	350	379
Expected return on plan assets	(7,907)	(7,059)	(12,302)	—	—	—
Recognition of prior service cost	—	—	4	—	—	—
Recognition of net actuarial loss (gain)	3,880	4,876	505	—	(91)	—
Curtailment gain	—	—	(218)	—	—	—

Net periodic benefit expense (income)	$6,144	$9,102	$(116)	$325	$259	$379

Other changes in plan assets and benefit
obligations recognized in other
comprehensive loss (income), before taxes:
Actuarial net (gain) loss	$(6,429)	$(1,418)	$62,140	$(2,515)	$564	$(539)
Recognition of prior service cost	—	—	(14)	—	—	—
Recognition of net actuarial (loss) gain	(3,880)	(4,876)	(277)	—	91	—

Total recognized in other comprehensive (income) loss, before taxes	$(10,309)	$(6,294)	$61,849	$(2,515)	$655	$(539)

Total recognized in net periodic cost and other comprehensive (income) loss, before taxes	$(4,165)	$2,808	$61,733	$(2,190)	$914	$(160)

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The Company estimates the following amounts will be amortized from accumulated other comprehensive (income) loss to net periodic cost during 2011:

		Medical and
	Pension	Life Insurance
	Benefits	Benefits

Net actuarial loss (gain)	$2,510	$(500)

Weighted average assumptions used to determine benefit obligations are as follows:

			Medical and
			Life Insurance
	Pension Benefits		Benefits
	2010	2009	2010	2009

Discount rate	5.20%	5.50%	5.20%	5.50%
Rate of compensation increase	N/A	N/A	N/A	N/A

For measurement of the medical and life insurance benefits plan, the Company assumed an 8.5% annual rate of increase in the per capita cost of covered health care benefits for 2011, grading down to 5% by 2018.

Weighted average assumptions used to determine net periodic benefit expense (income) are as follows:

				Medical and
				Life Insurance
	Pension Benefits			Benefits
	2010	2009	2008	2010	2009	2008

Discount rate	5.50%	6.50%	6.20%	5.50%	6.50%	6.20%
Expected long-term return on plan assets	6.80%	6.60%	6.90%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	3.00%	N/A	N/A	N/A

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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

Assumed health care cost trend rate can have a significant effect on the amounts reported for the postretirement health care plan. A one-percentage point change in assumed health care costs would have the following effects:

	One-	One-
	Percentage	Percentage
	Point	Point
	Increase	Decrease

Effect on total service and interest cost components	$7	$(7)
Effect on postretirement benefit obligation	136	(127)

The weighted average pension plan asset allocation is as follows:

	2010	2009

Equity securities	71%	65%
Fixed income	29%	31%
Real estate	—	4%

At January 29, 2011, the Company’s target pension plan asset allocation was 71% equity securities and 29% fixed income. Investment objectives for the pension plan assets include:

•	Providing a long-term return on plan assets that provides sufficient assets to fund pension plan liabilities at an acceptable level of risk.

•	Maximizing the long-term return on plan assets by investing primarily in equity securities. The inclusion of additional asset classes with differing rates of return, volatility and correlation are utilized to reduce risk by providing diversification relative to equity securities.

•	Diversifying investments within asset classes to reduce the impact of losses in a single investment.

The fair value of the major categories of the pension plan assets as of January 29, 2011 is as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Equity securities common/collective trust funds:
U.S. large-cap	$—	$54,270	$—	$54,270
U.S. small/mid-cap	—	7,117	—	7,117
International developed economies	—	27,524	—	27,524
International emerging market economies	—	5,153	—	5,153
Fixed income common/collective trust fund(1)	—	37,121	—	37,121
Cash equivalent common/collective trust fund	—	504	—	504
Receivable for investments sold	846	—	—	846

Total	$846	$131,689	$—	$132,535

(1)	Primarily invested in U.S. government securities, mortgage-backed securities, and corporate bonds.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The fair value of the major categories of the pension plan assets as of January 30, 2010 is as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Equity securities common/collective trust funds:
U.S. large-cap	$—	$49,793	$—	$49,793
U.S. small/mid-cap	—	6,302	—	6,302
International developed economies	—	21,891	—	21,891
International emerging market economies	—	2,466	—	2,466
Fixed income common/collective trust fund(1)	—	37,756	—	37,756
Real estate common/collective trust fund	—	—	5,441	5,441
Receivable for investments sold	850	—	—	850

Total	$850	$118,208	$5,441	$124,499

(1)	Primarily invested in U.S. government securities, mortgage-backed securities, and corporate bonds.

Changes in the Level 3 real estate common/collective trust fund are as follows:

	2010	2009

Fair value at beginning of year	$5,441	$9,439
Realized gain	874	216
Unrealized loss	(433)	(3,351)
Purchases, sales, settlements, net	(5,882)	(863)

Fair value at end of year	$—	$5,441

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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

Information about the expected cash flows related to the pension and other postretirement benefit plans is as follows:

		Medical and
	Pension	Life Insurance
	Benefits	Benefits

Expected Company contributions in 2011	$818	$606
Expected plan benefit payments (net of expected participant contributions) for year:
2011	$14,305	$606
2012	14,065	560
2013	14,157	516
2014	15,563	472
2015	15,075	427
2016-2020	66,358	1,486

9.	LONG-TERM DEBT

Long-term debt consisted of the following:

	January 29,	January 30,
	2011	2010

Senior secured credit facility — expires June 4, 2013; amended and extended through March 21, 2016, subject to the maturity of the senior unsecured notes and certain other debt of the Company (see Note 20); interest payable periodically at varying rates (6.41% weighted average for 2010)	$32,785	$120,434
Term loan — expires November 18, 2013; paid in full January 31, 2011 (see Note 20); interest payable periodically at varying rates (15.80% weighted average for 2010)	75,000	75,000
Senior notes — mature on March 15, 2014; interest payable each March 15 and September 15 at 10.25%	510,000	510,000
Mortgage loan facility — principal payable in varying monthly installments, with balance due March 6, 2016; interest payable monthly at 6.21%; secured by land and buildings	237,310	242,690
Mortgage notes payable — principal payable in varying monthly installments through June 2016; interest payable monthly at 9.62%; secured by land and buildings	8,570	9,700
Mortgage note payable — principal paid January 1, 2011; interest payable monthly at 5.00%; secured by a building and fixtures	—	1,000

Total debt	$863,665	$958,824
Less: current maturities	(6,978)	(7,509)

Long-term debt	$856,687	$951,315

On December 4, 2009, The Bon-Ton Department Stores, Inc. and The Elder-Beerman Stores Corp. as borrowers (the “Borrowers”), and the Company and certain other subsidiaries as obligors

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

(together with the Borrowers and the Company, the “Obligors”) entered into an Amended and Restated Loan and Security Agreement with Bank of America, N.A., as Agent, and certain financial institutions as lenders that amends and restates the Loan and Security Agreement entered into on March 6, 2006 (as amended prior to December 4, 2009, the “2006 Revolving Credit Facility”), and provides for a revolving credit facility of $675,000 expiring June 4, 2013 (the “2009 Revolving Credit Facility”). All borrowings under the 2009 Revolving Credit Facility are limited by amounts available pursuant to a borrowing base calculation, which is based on percentages of eligible inventory, real estate and credit card receivables, in each case subject to reductions for applicable reserves. The terms of the 2009 Revolving Credit Facility are substantially based on the terms of the 2006 Revolving Credit Facility. The Borrowers are jointly and severally liable for all of the obligations incurred under the 2009 Revolving Credit Facility and the other loan documents, which obligations are guaranteed on a joint and several basis by the Company, the other Obligors and all future domestic subsidiaries of the Obligors (subject to certain exceptions). The proceeds of the 2009 Revolving Credit Facility were used to pay the outstanding balance under the 2006 Revolving Credit Facility and will be used for other general corporate purposes. As of January 29, 2011, commitments for loans under the 2009 Revolving Credit Facility are in two tranches: Tranche A revolving commitments of $645,000 (which includes a $150,000 subline for letters of credit and $75,000 for swing line loans) and Tranche A-1 revolving commitments of $30,000. The 2009 Revolving Credit Facility provides that the Borrowers may make requests to increase the Tranche A revolving commitments up to $800,000 in the aggregate upon the satisfaction of certain conditions, provided that the lenders are under no obligation to provide any such increases. On December 31, 2010, the Tranche A-1 revolving commitments were reduced by $20,000 and such amount was reallocated to the Tranche A revolving commitments. Borrowings under the 2009 Revolving Credit Facility will be at either (1) Adjusted LIBOR (based on the highest of (a) the British Bankers Association LIBOR Rate based on an interest period selected by the Borrowers, (b) the British Bankers Association LIBOR Rate based on an interest period of three months and (c) 1.25%) plus the applicable margin or (2) a base rate (based on the highest of (a) the Federal Funds Rate plus 0.5%, (b) the Bank of America prime rate, and (c) Adjusted LIBOR based on an interest period of one month plus 1.0%) plus the applicable margin. The applicable margin is based upon the excess availability under the 2009 Revolving Credit Facility. The Borrowers are required to pay a commitment fee to the lenders for unused commitments at a rate of 0.5% to 1.0% per annum, based upon the unused portion of the total commitment under the 2009 Revolving Credit Facility. The 2009 Revolving Credit Facility is secured by a first priority security position on substantially all of the current and future assets of the Borrowers and the other Obligors, including, but not limited to, inventory, general intangibles, trademarks, equipment, certain real estate and proceeds from any of the foregoing, subject to certain exceptions and liens. The financial covenant contained in the 2009 Revolving Credit Facility requires that the minimum excess availability be at least $75,000 at all times. Other covenants continue the requirements of the 2006 Revolving Credit Facility (with the exception that the limitation on capital expenditures no longer applies) and require that the Obligors provide the lenders with certain financial statements, forecasts and other reports and borrowing base certificates. In addition, there are certain limitations, including limitations on any debt the Obligors may have in addition to the existing debt, and the terms of that debt; acquisitions, joint ventures and investments; mergers and consolidations; dispositions of property; dividends by the Obligors or their subsidiaries (dividends paid may not exceed $5,000 in any year or $20,000 during the term of the agreement; however, additional dividends may be paid subject to meeting other requirements); transactions with affiliates; changes in the business or corporate structure of the Obligors or their subsidiaries; prepaying, redeeming or repurchasing certain debt; changes in accounting policies or reporting practices; and speculative transactions. The 2009 Revolving Credit Facility also provides that it is a condition precedent to borrowing that no event has occurred that could reasonably be expected to have a material adverse

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

effect, as defined in the agreement, on the Company. If the Company fails to comply with the financial covenant or the other restrictions contained in its 2009 Revolving Credit Facility, mortgage loan facility or the indenture that governs its senior unsecured notes, an event of default would occur. An event of default could result in the acceleration of the Company’s debt due to the cross-default provisions within the debt agreements. As of January 29, 2011, the Company had borrowings of $32,785, with $472,332 of borrowing availability (before taking into account the minimum borrowing availability covenant of $75,000) and letter-of-credit commitments of $5,467. The borrowing base calculation under the 2009 Revolving Credit Facility contains an inventory advance rate subject to periodic review at the lender’s discretion. On March 21, 2011, the Company entered into a $625,000 senior secured Second Amended and Restated Loan and Security Agreement with a term to March 21, 2016, subject to the maturity of the senior unsecured notes and certain other debt of the Company (the “Second Amended Revolving Credit Facility”) (see Note 20), replacing its 2009 Revolving Credit Facility.

On November 18, 2009, The Bon-Ton Department Stores, Inc. and The Elder-Beerman Stores Corp. as Borrowers, and the Company and certain other subsidiaries as Obligors entered into a Second Lien Loan and Security Agreement with Sankaty Advisors, LLC; GB Merchant Partners, LLC and GA Capital, LLC as Agents that provided for $75,000 of term loans expiring November 18, 2013 (the “Term Loan Facility”). The terms of the Term Loan Facility were primarily based on the terms of the Company’s 2009 Revolving Credit Facility. The Borrowers and other Obligors under the Term Loan Facility were jointly and severally liable for all of the obligations incurred under the Term Loan Facility. The proceeds of the Term Loan Facility were used to pay part of the outstanding balance under the 2006 Revolving Credit Facility and for other general corporate purposes. Borrowings under the Term Loan Facility were at either (1) Adjusted LIBOR (based on the highest of (a) the British Bankers Association LIBOR Rate for the two business days prior to the borrowing, (b) the British Bankers Association LIBOR Rate based on an interest period of three months and (c) 3.00%) plus the applicable margin or (2) a base rate (based on the highest of (a) the Federal Funds Rate plus 0.5%, (b) the Bank of America prime rate, (c) Adjusted LIBOR based on an interest period of one month and (d) 3.0%) plus the applicable margin. The applicable margin was 12.75%. The Term Loan Facility was secured by a second priority security position on substantially all of the current and future assets of the Borrowers and the other Obligors, including, but not limited to, inventory, general intangibles, trademarks, equipment, certain real estate and proceeds from any of the foregoing, subject to certain exceptions and liens. The financial covenant contained in the Term Loan Facility required that the minimum excess availability under the 2009 Revolving Credit Facility was at least $75,000 at all times. Other covenants substantially mirrored the requirements of the 2009 Revolving Credit Facility. Dividends paid could not exceed $5,750 in any year or $23,000 during the term of the agreement; however, additional dividends could be paid subject to meeting other requirements. The Term Loan Facility principal balance was paid in full on January 31, 2011 (see Note 20).

On March 6, 2006, The Bon-Ton Department Stores, Inc. entered into an indenture (the “Indenture”) with The Bank of New York, as trustee, under which The Bon-Ton Department Stores, Inc. issued $510,000 aggregate principal amount of its 10 1/4% Senior Notes due 2014 (the “Notes”). The Notes are guaranteed on a senior unsecured basis by The Bon-Ton Stores, Inc. and by each of its subsidiaries that is an obligor under the 2009 Revolving Credit Facility. The Notes mature on March 15, 2014. The interest rate of the Notes is fixed at 10 1/4% per year. Interest on the Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2006. The Indenture includes covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional debt, pay dividends (not to exceed $0.24 per share in any year) and make distributions, make certain investments, enter into certain types of transactions with

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

affiliates, use assets as security in other transactions, and sell certain assets or merge with or into other companies.

On March 6, 2006, certain bankruptcy remote special purpose entities (each an “SPE” and, collectively, the “SPEs”) that are indirect wholly owned subsidiaries of The Bon-Ton Stores, Inc. entered into loan agreements with Bank of America, pursuant to which Bank of America provided a mortgage loan facility in the aggregate principal amount of $260,000 (the “Mortgage Loan Facility”). The Mortgage Loan Facility has a term of ten years and is secured by mortgages on 23 retail stores and one distribution center owned by the SPEs. Each SPE entered into a lease with each of The Bon-Ton Stores, Inc. subsidiaries operating on such SPE’s properties. A portion of the rental income received under these leases will be used to pay the debt service under the Mortgage Loan Facility. The Mortgage Loan Facility requires level monthly payments of principal and interest based on an amortization period of 25 years and the balance outstanding at the end of ten years will then become due and payable. The interest rate for the Mortgage Loan Facility is a fixed rate of 6.2125%. Financial covenants contained in the Mortgage Loan Facility require that the SPEs maintain certain financial thresholds, as defined in the agreements. In addition, the SPEs are required to establish lease shortfall reserve accounts pursuant to the terms of the Mortgage Loan Facility. If the SPEs’ EBITDA (earnings before interest, taxes, depreciation and amortization) falls below prescribed levels, excess cash, as defined in the agreement, shall be deposited in the lease shortfall reserve account and access to these funds is restricted.

On May 17, 1996, the Company entered into 20-year mortgage agreements for its three stores located in Rochester, New York, totaling $18,309. The loan agreements provide for principal payable in varying monthly installments through June 2016 and for interest payments at a rate of 9.62% per annum.

The Company entered into a loan agreement with the City of Scranton, Pennsylvania on July 5, 2000; the loan was secured by the Company’s store located in Scranton. The loan provided $1,000 to be used for certain store renovations. The loan agreement provided for interest payments, which began February 1, 2006 at a rate of 5.0% per annum. The principal balance was paid in full on January 1, 2011.

The Company was in compliance with all loan agreement restrictions and covenants during 2010.

The fair value of the Company’s debt, excluding interest rate swaps, was estimated at $869,539 and $888,647 at January 29, 2011 and January 30, 2010, respectively, and is based on quoted market rates available to the Company or discounted cash flow analysis as appropriate.

Debt maturities by year at January 29, 2011 are as follows:

2011	$6,978
2012	8,065
2013	115,184
2014	518,608
2015	9,238
2016 and thereafter	205,592

$863,665

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

10.	INTEREST RATE DERIVATIVES

It is the policy of the Company to identify on a continuing basis the need for debt capital and evaluate financial risks inherent in funding the Company with debt capital. In conjunction with this ongoing review, the debt portfolio and hedging program of the Company is managed to: (1) reduce funding risk with respect to borrowings made or to be made by the Company to preserve the Company’s access to debt capital and provide debt capital as required for funding and liquidity purposes, and (2) control the aggregate interest rate risk of the debt portfolio. The Company entered into interest rate swap agreements to change the fixed/variable interest rate mix of the debt portfolio in order to maintain an appropriate balance of fixed-rate and variable-rate debt and to mitigate the impact of volatile interest rates. These derivatives are accounted for in accordance with ASC 815, Derivatives and Hedging (“ASC 815”).

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

As of February 1, 2009, the Company adopted certain provisions codified within ASC 815 that enhance disclosures for derivative instruments and hedging activities.

At January 29, 2011 and January 30, 2010, the Company had two interest rate swap contracts to effectively convert a portion of its variable-rate debt to fixed-rate debt, both of which were entered into on July 14, 2006 and expire on July 14, 2011. These contracts entail the exchange of fixed-rate and floating-rate interest payments periodically over the life of the agreement. The floating-rate interest payments are based on three-month LIBOR rates. The following indicates the notional amounts of these interest rate swap contracts and the range of fixed-rates associated with these contracts:

	January 29,	January 30,
	2011	2010

Fixed swaps (notional amount)	$100,000	$100,000
Range of receive rate	0.25%-0.53%	0.25%-1.16%
Range of pay rate	5.48%-5.49%	5.48%-5.49%

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

On December 4, 2009, the Company amended and restated its senior secured credit facility (see Note 9), at which time the Company de-designated and re-measured its two interest rate swaps and discontinued hedge accounting prospectively in accordance with ASC 815. Specifically, ASC 815 requires the immediate recognition of the expected cumulative ineffectiveness, with the remaining amount to remain in AOCI and be reclassified into the statement of operations as the originally hedged forecasted transactions affect the statement of operations. As of December 4, 2009, the re-measured value of these swaps within AOCI was $6,688, of which $1,437 in expected cumulative ineffectiveness was immediately recognized in interest expense. Of the $5,251 remaining in AOCI as of December 4, 2009, $456 was reclassified to interest expense in 2009. The Company has not re-designated the two interest rate swaps to a new hedging relationship. Accordingly, all changes in fair value after December 4, 2009 are recognized in interest expense.

The following table summarizes the fair value (see Note 4) and presentation in the consolidated balance sheet of the de-designated interest rate swaps:

	Balance Sheet Location	Derivative Assets	Derivative Liabilities

January 29, 2011	Accrued expenses	$—	$2,288
January 30, 2010	Other long-term liabilities	$—	$6,319

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

The following table summarizes the effect of the interest rate swaps on the consolidated statement of operations and AOCI after being de-designated on December 4, 2009:

Amount of
		Loss	Location of	Amount of
	Location of Loss	Reclassified	Loss	Loss
	Reclassified from	from	Recognized	Recognized
	AOCI to the	AOCI to	in the	in the
	Statement of	the Statement	Statement of	Statement of
	Operations	of Operations	Operations	Operations

2010	Interest expense, net	$3,590	Interest expense, net	$1,183
2009	Interest expense, net	$1,893	Interest expense, net	$470

At January 29, 2011, it is expected that the remaining $1,206 of losses in AOCI related to interest rate swaps will be reclassified into the statement of operations within the next six months.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

11.	INTEREST COSTS

Interest costs for the Company are as follows:

	2010	2009	2008

Interest costs incurred, including amortization of deferred financing fees	$113,026	$99,468	$98,813
Interest income	(344)	(464)	(556)
Capitalized interest, net	(381)	(196)	(410)

Interest expense, net	$112,301	$98,808	$97,847

12.	COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated under operating leases for a significant portion of its store properties. Certain leases provide for additional rental payments based on a percentage of sales in excess of a specified base (contingent rentals) and for payment by the Company of operating costs (taxes, maintenance and insurance), both of which vary by lease.

At January 29, 2011, future minimum lease payments for the fixed, noncancelable terms of operating leases and the present value of net minimum lease payments under capital leases are as follows:

Year	Capital Leases	Operating Leases

2011	$10,685	$90,665
2012	8,805	84,742
2013	8,031	76,617
2014	7,623	61,536
2015	7,500	48,976
2016 and thereafter	60,000	125,628

Total net minimum rentals	$102,644	$488,164

Less: Amount representing interest	(35,776)

Present value of net minimum lease payments, of which $5,825 is due within one year	$66,868

Minimum rental commitments under operating leases are reflected without reduction for rental income due in future years under noncancelable subleases since income under these subleases is immaterial. Some of the store leases contain renewal options ranging from two to 59 years. Included in the minimum lease payments under operating leases are leased vehicles, copiers, fax machines, computer equipment and a related-party commitment with an entity associated with the Company’s majority shareholder of $224 for years 2011, 2012, 2013, 2014 and 2015 and $112 for 2016.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

Rental expense consisted of the following:

	2010	2009	2008

Operating leases:
Buildings:
Rental expense	$87,501	$88,615	$89,119
Contingent rentals	6,469	7,237	7,034
Fixtures and equipment	1,353	5,011	3,628

Totals	$95,323	$100,863	$99,781

Rental expense includes amounts paid to an entity related to the Company’s majority shareholder of $224 for each of 2010, 2009 and 2008.

Selling space has been licensed to certain other retailers (“leased departments”) in many of the Company’s facilities. Future minimum lease payments and rental expense disclosed above are reflected without a reduction for leased departments’ license income.

Contingencies

In October 2010, the Company became aware that a third-party it had contracted with as its agent to receive, monitor and pay utility bills for the Company’s properties was delinquent in its payment of the Company’s utility bills, despite timely receipt of funds from the Company. Approximately $3.1 million was paid to the third-party agent and not properly remitted to the utility companies. On November 3, 2010, the Company filed suit against this third-party agent, Utility Account Billing Services, Inc. and its affiliate Synergy Energy Holdings, LLC, in Supreme Court, State of New York, County of Erie. The suit seeks damages in the amount of the Company’s loss for breach of contract, unjust enrichment, breach of fiduciary duty and conversion. Additionally, on November 3, 2010, the Company put its insurance carrier on notice of a claim under its commercial crime policy and on January 20, 2011, the Company filed a proof of loss.

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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

14.	COMPREHENSIVE INCOME (LOSS)

The accumulated balances for each classification of other comprehensive income (loss) are as follows:

	Pension and		Other
	Postretirement	Cash Flow	Comprehensive
	Benefit Plans	Derivatives	Income (Loss)

Balance at February 2, 2008	$5,299	$(4,500)	$799
Net current period change	(62,279)	2,016	(60,263)

Balance at January 31, 2009	(56,980)	(2,484)	(59,464)
Net current period change	5,639	913	6,552

Balance at January 30, 2010	(51,341)	(1,571)	(52,912)
Net current period change	12,824	3,590	16,414

Balance at January 29, 2011	$(38,517)	$2,019	$(36,498)

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The related tax effects allocated to each component of accumulated other comprehensive income (loss) are as follows:

	Before-Tax	Tax Benefit	Net-of-Tax
	Amount	(Expense)	Amount

2008:
Pension and postretirement benefit plans:
Reclassification adjustments for prior service cost	$14	$—	$14
Reclassification adjustments for prior net actuarial loss	277	—	277
Actuarial net loss	(61,601)	(969)	(62,570)

	(61,310)	(969)	(62,279)
Cash flow derivatives:
Derivative income	20	—	20
Reclassification adjustments for losses realized in net loss	1,996	—	1,996

	2,016	—	2,016

Other comprehensive loss	$(59,294)	$(969)	$(60,263)

2009:
Pension and postretirement benefit plans:
Reclassification adjustments for prior net actuarial loss	$4,785	$—	$4,785
Actuarial net gain	854	—	854

	5,639	—	5,639
Cash flow derivatives:
Derivative loss	(4,953)	—	(4,953)
Reclassification adjustments for losses realized in net loss	5,866	—	5,866

	913	—	913

Other comprehensive income	$6,552	$—	$6,552

2010:
Pension and postretirement benefit plans:
Reclassification adjustments for prior net actuarial loss	$3,880	$—	$3,880
Actuarial net gain	8,944	—	8,944

	12,824	—	12,824
Cash flow derivatives:
Reclassification adjustments for losses realized in net income	3,590	—	3,590

	3,590	—	3,590

Other comprehensive income	$16,414	$—	$16,414

As a result of the additional deferred tax asset valuation allowance established in the fourth quarter of 2008 and maintained throughout 2009 and 2010, the changes recognized within other comprehensive income (loss) for 2010, 2009 and 2008 were recorded on a gross basis, with the exception of the tax expense of $969 related to a supplemental pension plan termination in 2008.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

15.	SHARE-BASED COMPENSATION

The Company’s 2009 Omnibus Incentive Plan (“2009 Omnibus Plan”), as approved by shareholders on June 16, 2009, provides for the granting of common stock options, restricted shares, restricted stock units, performance shares, stock appreciation rights, phantom stock and dividend equivalent rights to certain employees, executive officers, directors, consultants and advisors. A maximum of 2,500,000 shares may be granted under the 2009 Omnibus Plan, in addition to 209,812 available shares transferred from the Company’s Amended and Restated 2000 Stock Incentive and Performance-Based Award Plan (“2000 Stock Plan”) between June 16, 2009 and March 2, 2010. At January 29, 2011, 1,590,587 shares were available within the 2009 Omnibus Plan. Vesting periods for the awards are at the discretion of the Company’s Board of Directors.

The 2000 Stock Plan, as amended through June 17, 2008, provided for the granting of common stock options, restricted shares, restricted stock units and performance-based awards to certain employees, officers, directors, consultants and advisors. A maximum of 3,600,000 shares were available under the 2000 Stock Plan; no shares remain available as of January 29, 2011.

The Company’s Amended and Restated 1991 Stock Option and Restricted Stock Plan (“1991 Stock Plan”), as amended through June 17, 1997, provided for the granting of restricted shares, common stock options and performance-based common stock options as part of a long-term incentive plan for selected officers. A maximum of 1,900,000 shares were available under the 1991 Stock Plan; no shares remain available as of January 29, 2011.

Stock options granted during 2008 were granted with an exercise price equal to the market value of the underlying stock on the grant date, vest over one to four years and had a contractual term of seven years. No stock options were granted during 2010 or 2009.

Restricted shares granted during 2010, 2009 and 2008 vest over one to three years. Employees who are granted restricted shares are not required to pay for the shares; however, the shares will be forfeited if the employees do not remain employed with the Company until the restrictions on the shares lapse. In addition, vesting of certain restricted shares awarded during 2010, 2009 and 2008 was subject to the achievement of specified criteria based on Company performance.

Restricted stock units granted during 2010, 2009 and 2008 vest over one year. Employees and directors who are granted restricted stock units are not required to pay for the shares; however, the shares will be forfeited if the employees and directors do not remain employed with the Company, or continue to serve as a member of its Board of Directors, until the restricted stock units vest.

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

The compensation cost that has been recorded within SG&A expense for the Company’s share-based award plans was $7,795, $5,083 and $5,272 for 2010, 2009 and 2008, respectively. There was no income tax benefit or expense recognized in the 2010 and 2009 statements of operations for share-based award compensation due to continuation of a full valuation allowance on

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

all net deferred tax assets related to share-based award compensation. Income tax expense of $4,135 was recognized in the 2008 statement of operations for share-based award compensation, due in large part to the establishment of a full valuation allowance on all net deferred tax assets related to share-based award compensation at January 31, 2009.

No stock options were exercised in 2010, 2009 or 2008. As such, no cash was received from exercised stock options and there were no actual tax deduction benefits from exercised stock options for 2010, 2009 or 2008. Actual tax deduction benefits from vested restricted shares totaled $3,474, $46 and $113 for 2010, 2009 and 2008, respectively.

Awards with graded vesting are recognized using graded amortization.

Based upon an examination of forfeiture rates for the various classes of stock options, restricted stock units and restricted shares, Company management does not believe the total number of options or shares that are vested and expected to vest as of January 29, 2011 are materially different from the respective number of options or shares outstanding as of January 29, 2011.

Stock Options

The fair value of each option award was estimated on the grant date using the Black-Scholes option valuation model and the assumptions noted in the following table (no stock options were awarded in 2010 and 2009):

	2010	2009	2008

Weighted average grant date fair value	—	—	$1.99
Weighted average risk-free interest rate	—	—	2.7%
Weighted average expected volatility	—	—	57.9%
Weighted average expected dividend yield	—	—	3.9%
Weighted average expected term (years)	—	—	5.0

The risk-free interest rates used in 2008 were based on the zero-coupon U.S. Treasury bond, with a term equal to the expected term of the stock options. The volatility used in 2008 represents the historical volatility of the Company’s common shares over a period that approximates the expected term of the stock options. The expected dividend yields used in 2008 were estimated based on historical dividend yields.

The expected terms of options granted in 2008 were estimated using the average of the vesting period and the contractual term, in accordance with the simplified method as provided within the Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin No. 107, “Share-Based Payment.” The SEC issued Staff Accounting Bulletin No. 110, “Share-Based Payment,” on December 21, 2007, which provided for continued application of the simplified method in certain circumstances. The Company has continued to apply the simplified method, given a significant change in stock option contractual terms that precludes adequate historical exercise data to provide a reasonable basis for estimating expected term.

The Company’s stock options include stock options granted from the 2000 Stock Plan and the 1991 Stock Plan.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

A summary of the stock options as of January 29, 2011 and changes during 2010 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Shares Under	Average per-Share	Contractual Term	Intrinsic
	Option	Exercise Price	(Years)	Value

Outstanding as of January 30, 2010	1,081,858	$16.93
Forfeited	(25,536)	28.47

Outstanding as of January 29, 2011	1,056,322	16.65	3.32	$3,030

Exercisable as of January 29, 2011	562,288	$26.73	2.57	$84

There were no options exercised, and therefore no intrinsic value realized, during 2010, 2009 or 2008. As of January 29, 2011, there was $45 of total unrecognized compensation cost related to unvested stock options; that cost is expected to be recognized over a weighted average period of 0.30 years.

Restricted Stock Units

Restricted stock units consist of units granted from the 2009 Omnibus Plan and the 2000 Stock Plan. The fair value of each restricted stock unit award is determined based upon the closing trading value of the Company’s stock on the day of the grant. A summary of the restricted stock units as of January 29, 2011 and changes during 2010 is presented below:

			Weighted Average Grant-
	Restricted Stock Units		Date Fair Value
	Performance		Performance
	and Service	Service	and Service	Service
	Required	Required	Required	Required

Outstanding as of January 30, 2010	20,259	258,333	$21.90	$7.86
Granted	—	57,805	—	10.81
Exercised	—	(43,546)	—	8.50

Outstanding as of January 29, 2011	20,259	272,592	21.90	8.38

As of January 29, 2011, there was $260 of total unrecognized compensation cost related to restricted stock units that is expected to be recognized over a weighted average period of 0.42 years. Vested awards will be settled in shares after certain events and time periods occur, as defined within the terms of the restricted stock unit grant agreements.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The total fair value of restricted stock units vested during 2009 and 2008 was $647 and $168, respectively. No restricted stock units vested during 2010.

The weighted-average grant date fair value of restricted stock units granted during 2010, 2009 and 2008 was $10.81 per unit, $4.87 per unit and $3.91 per unit, respectively.

The Company pays cash dividend equivalents on all outstanding restricted stock units.

Restricted Shares

The Company’s restricted shares consist of shares granted from the 2009 Omnibus Plan and the 2000 Stock Plan. The fair value of each restricted share award is determined based upon the closing trading value of the Company’s stock on the day of the grant. A summary of the restricted share awards as of January 29, 2011 and changes during 2010 is presented below:

			Weighted Average Grant-
	Restricted Shares		Date Fair Value
	Performance		Performance
	and Service	Service	and Service	Service
	Required	Required	Required	Required

Nonvested as of January 30, 2010	—	1,196,132	—	$8.81
Granted	255,000	719,500	$13.33	13.10
Vested	(255,000)	(517,713)	13.33	17.22
Forfeited	—	(14,244)	—	9.80

Nonvested as of January 29, 2011	—	1,383,675	—	7.89

As of January 29, 2011, there was $6,513 of total unrecognized compensation cost related to restricted shares that is expected to be recognized over a weighted average period of 2.17 years.

The total fair value of shares vested during 2010, 2009 and 2008 was $7,762, $3,765 and $540, respectively.

The Company pays cash dividends on all outstanding restricted shares, other than those that are performance-based.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

16.	INCOME TAXES

Components of the income tax provision (benefit) were as follows:

	2010	2009	2008

Current:
Federal	$11	$(9,767)	$(39,179)
State	(263)	(2,447)	1,019

Total current	(252)	(12,214)	(38,160)

Deferred:
Federal	1,300	4,019	83,279
State	305	164	17,974

Total deferred	$1,605	$4,183	$101,253

Income tax provision (benefit)	$1,353	$(8,031)	$63,093

Components of gross deferred tax assets and liabilities were as follows:

	January 29,	January 30,
	2011	2010

Deferred tax assets:
Net operating losses	$42,767	$47,692
Alternative minimum tax credits	4,720	5,806
Defined benefit pension obligations	20,991	23,401
Accrued expenses	8,932	8,375
Inventories	5,550	4,790
Equity compensation	6,988	7,852
Rent amortization	26,369	24,594
Capital leases	24,025	24,898
Other	20,637	26,748

Gross deferred tax assets	160,979	174,156
Less: Valuation allowance	(126,333)	(140,452)

Total gross deferred tax assets	34,646	33,704

Deferred tax liabilities:
Property, fixtures and equipment	(32,934)	(30,160)
Other	(4,834)	(5,061)

Total gross deferred tax liabilities	(37,768)	(35,221)

Net deferred tax liabilities	$(3,122)	$(1,517)

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

The Company has evaluated its deferred tax assets each reporting period, including assessment of its cumulative income or loss over the prior three-year period, to determine if valuation allowances were required. The Company’s three-year historical cumulative loss as of the fourth quarter of 2008 was a significant element of negative evidence. This, combined with uncertain near-term economic conditions, impeded the Company’s ability to rely on its projections of future taxable income in establishing its deferred tax assets valuation allowance at January 31, 2009. Accordingly, a full valuation allowance was established during the fourth quarter of 2008 on nearly all of the Company’s net deferred tax assets, resulting in a tax expense adjustment of $108,495. With respect to reviews during 2009 and 2010, the Company’s three-year historical cumulative loss and the continuation of uncertain near-term economic conditions again impeded the Company’s ability to rely on its projections of future taxable income in assessing valuation allowance requirements. As such, the Company concluded that it was necessary to maintain a full valuation allowance on its net deferred tax assets.

The Company reported deferred tax asset valuation allowances of $126,333 and $140,452 at January 29, 2011 and January 30, 2010, respectively. If actual results differ from the Company’s underlying estimates, or these estimates are adjusted in future periods, the Company may need to adjust its valuation allowance — which could materially impact its financial position and results of operations.

As a result of the additional deferred tax asset valuation allowance recognition in 2008, the changes recognized within other comprehensive income (loss) for 2009 and 2010 were recorded on a gross basis, as were the changes recognized in 2008 with the exception of a tax expense of $969 related to a post-retirement benefit plan termination.

If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard for realization under ASC 740, the valuation allowance would be reduced accordingly in the period that such a conclusion is reached. If reduced, a maximum of $1,601 of the valuation allowance reduction would result in an increase to paid in capital rather than an income tax benefit.

At January 29, 2011, the Company had federal and state net operating loss carry-forwards of $74,253 and $373,182 respectively, which are available to offset future federal and state taxable income, subject to certain limitations imposed by Section 382. These net operating losses will expire at various dates from 2012 through 2031.

The Company had alternative minimum tax credits of $4,720 and $5,806 as of January 29, 2011 and January 30, 2010, respectively. The Company acquired $2,064 of these credits in

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

connection with an acquisition; their use is subject to the limitations imposed by Section 382. These credits can be carried-forward indefinitely.

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	2010	2009	2008

Tax at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	(0.6)	25.7	3.8
Valuation allowance changes, net	(25.4)	2.9	(96.8)
Changes in state deferred tax rate	(2.3)	2.9	(0.2)
Other, net	(0.8)	—	(0.9)

Effective tax rate	5.9%	66.5%	(59.1)%

The Company elected to use the extended carry-back for its 2008 net operating loss, as permitted by The Worker, Homeownership, and Business Assistance Act of 2009 (“2009 Act”). The 2009 Act permitted the Company to carry back federal net operating losses for up to five years, instead of the general two-year carry-back. This election resulted in a reduction to the Company’s valuation allowance of $6,920 during the fourth quarter of 2009. The Company filed this carry-back claim during 2010, and received a corresponding federal income tax refund of $6,946 during the second quarter of 2010.

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

	2010	2009	2008

Balance at beginning of year	$11,984	$7,274	$17,234
Increases related to prior year tax positions	—	7,504	—
Decreases related to prior year tax positions	—	—	—
Increases related to current year tax positions	—	118	98
Lapse of statute	(1,235)	(2,912)	(10,058)

Balance at end of year	$10,749	$11,984	$7,274

The total amount of gross unrecognized tax benefits that, if recognized, would impact the effective tax rate was $1,634 and $2,870 as of January 29, 2011 and January 30, 2010, respectively.

During the twelve months subsequent to January 29, 2011, it is reasonably possible that the gross unrecognized tax benefits will decrease by up to $328, of which $21 could impact the income tax provision. This potential decrease is due to expiration of certain statute of limitations and potential resolution of audits with respect to state tax positions relating to expense disallowances.

It is the Company’s policy to record interest and penalties on unrecognized tax benefits as an income tax provision. For 2010, the Company recorded $459 as an income tax provision to reflect additional interest and penalties on unrecognized tax benefits, offset by a $323 reduction of accrued

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

interest pursuant to lapses of statutes during 2010. For 2009, the Company recorded $444 as an income tax provision to reflect additional interest on unrecognized tax benefits, offset by a $913 reduction of accrued interest pursuant to lapses of statutes during 2009. For 2008, the Company recorded $705 as an income tax provision to reflect additional interest on unrecognized tax benefits, offset by a $2,322 reduction of accrued interest pursuant to lapses of statutes during 2008. At January 29, 2011 and January 30, 2010, the Company had accruals of $1,287 and $1,152, respectively, for interest and penalties on unrecognized tax benefits.

The Company’s federal and state income tax returns for the years ended January 28, 2006 and later are open to examination. New York state income tax returns for the years ended January 29, 2005 through February 3, 2007 are currently under audit.

17.	QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended
	May 1,	July 31,	October 30,	January 29,
2010:	2010	2010	2010	2011

Net sales	$661,373	$608,596	$700,514	$1,009,996
Other income	13,838	14,024	16,423	21,721

	675,211	622,620	716,937	1,031,717

Costs and expenses:
Costs of merchandise sold	414,340	377,151	432,852	635,839
Selling, general and administrative	227,913	224,163	235,422	255,162
Depreciation and amortization	26,181	26,408	24,745	24,868
Amortization of lease-related interests	1,146	1,147	1,131	1,131
Other impairment charges	43	108	53	1,534

Income (loss) from operations	5,588	(6,357)	22,734	113,183
Interest expense, net	28,513	28,177	28,347	27,264

(Loss) income before income taxes	(22,925)	(34,534)	(5,613)	85,919
Income tax provision (benefit)	617	(804)	661	879

Net (loss) income	$(23,542)	$(33,730)	$(6,274)	$85,040

Per Share Amounts — Basic:
Net (loss) income	$(1.33)	$(1.91)	$(0.36)	$4.48
Per Share Amounts — Diluted:
Net (loss) income	$(1.33)	$(1.91)	$(0.36)	$4.41

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

The condensed consolidating financial information for the Company, the Issuer and the Company’s guarantor and non-guarantor subsidiaries as of January 29, 2011 and January 30, 2010 and for 2010, 2009 and 2008 as presented below has been prepared from the books and records maintained by the Company, the Issuer and the guarantor and non-guarantor subsidiaries. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the guarantor and non-guarantor subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from affiliates will exist at any time.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The Bon-Ton Stores, Inc.
Condensed Consolidating Balance Sheet
January 29, 2011

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$5,841	$10,497	$—	$—	$16,339
Merchandise inventories	—	340,649	341,675	—	—	682,324
Prepaid expenses and other current assets	—	65,500	12,752	628	(462)	78,418

Total current assets	1	411,990	364,924	628	(462)	777,081

Property, fixtures and equipment at cost, net	—	194,874	230,138	278,420	—	703,432
Deferred income taxes	—	3,705	5,882	—	—	9,587
Intangible assets, net	—	54,954	75,126	—	—	130,080
Investment in and advances to affiliates	183,351	480,419	208,096	316	(872,182)	—
Other long-term assets	—	30,337	1,594	4,128	—	36,059

Total assets	$183,352	$1,176,279	$885,760	$283,492	$(872,644)	$1,656,239

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$175,249	$—	$—	$—	$175,249
Accrued payroll and benefits	—	37,796	7,973	—	—	45,769
Accrued expenses	—	77,743	88,663	1,260	(462)	167,204
Current maturities of long-term debt and obligations under capital leases	—	3,229	2,596	6,978	—	12,803
Deferred income taxes	—	5,748	6,961	—	—	12,709
Income taxes payable	—	46	91	—	—	137

Total current liabilities	—	299,811	106,284	8,238	(462)	413,871

Long-term debt and obligations under capital leases, less current maturities	—	626,475	52,353	238,902	—	917,730
Other long-term liabilities	—	94,425	45,487	1,374	—	141,286

Total liabilities	—	1,020,711	204,124	248,514	(462)	1,472,887

Shareholders’ equity	183,352	155,568	681,636	34,978	(872,182)	183,352

Total liabilities and shareholders’ equity	$183,352	$1,176,279	$885,760	$283,492	$(872,644)	$1,656,239

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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
2010

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,300,475	$1,680,004	$—	$—	$2,980,479
Other income	—	27,323	38,683	—	—	66,006

	—	1,327,798	1,718,687	—	—	3,046,485
Costs and expenses:
Costs of merchandise sold	—	812,014	1,048,168	—	—	1,860,182
Selling, general and administrative	—	434,323	544,323	96	(36,082)	942,660
Depreciation and amortization	—	39,944	50,824	11,434	—	102,202
Amortization of lease-related interests	—	2,616	1,939	—	—	4,555
Other impairment charges	—	1,062	676	—	—	1,738

Income (loss) from operations	—	37,839	72,757	(11,530)	36,082	135,148
Other income (expense):
Intercompany rental and royalty income	—	—	7,694	28,388	(36,082)	—
Equity in earnings of subsidiaries	22,847	66,526	—	—	(89,373)	—
Interest expense, net	—	(81,518)	(14,459)	(16,324)	—	(112,301)

Income before income taxes	22,847	22,847	65,992	534	(89,373)	22,847
Income tax provision	1,353	1,353	1,301	—	(2,654)	1,353

Net income	$21,494	$21,494	$64,691	$534	$(86,719)	$21,494

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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
2008

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,343,824	$1,786,143	$—	$—	$3,129,967
Other income	—	39,792	55,656	—	—	95,448

	—	1,383,616	1,841,799	—	—	3,225,415
Costs and expenses:
Costs of merchandise sold	—	878,704	1,156,256	—	—	2,034,960
Selling, general and administrative	—	462,950	606,745	83	(36,253)	1,033,525
Depreciation and amortization	—	44,717	60,917	11,748	—	117,382
Amortization of lease-related interests	—	2,858	2,008	—	—	4,866
Goodwill impairment	—	8,488	9,279	—	—	17,767
Other impairment charges	—	11,634	11,425	2,846	—	25,905

Loss from operations	—	(25,735)	(4,831)	(14,677)	36,253	(8,990)
Other income (expense):
Intercompany rental and royalty income	—	—	7,937	28,316	(36,253)	—
Equity in losses of subsidiaries	(106,837)	(6,956)	—	—	113,793	—
Interest expense, net	—	(74,146)	(6,566)	(17,135)	—	(97,847)

Loss before income taxes	(106,837)	(106,837)	(3,460)	(3,496)	113,793	(106,837)
Income tax provision	63,093	63,093	62,537	—	(125,630)	63,093

Net loss	$(169,930)	$(169,930)	$(65,997)	$(3,496)	$239,423	$(169,930)

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Cash Flows
2010

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:	$4,107	$106,612	$31,681	$14,720	$(15,985)	$141,135

Cash flows from investing activities:
Capital expenditures	—	(23,729)	(22,539)	—	—	(46,268)
Intercompany investing activity	—	(35)	—	—	35	—
Proceeds from sale of property, fixtures and equipment	—	59	2,544	—	—	2,603

Net cash used in investing activities	—	(23,705)	(19,995)	—	35	(43,665)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(701,953)	(2,409)	(6,509)	—	(710,871)
Proceeds from issuance of long-term debt	—	610,375	—	—	—	610,375
Intercompany financing activity	—	—	(7,739)	(8,211)	15,950	—
Restricted shares forfeited in lieu of payroll taxes	(4,107)	—	—	—	—	(4,107)
Deferred financing costs paid	—	(717)	—	—	—	(717)
Increase in book overdraft balances	—	5,267	—	—	—	5,267

Net cash used in financing activities	(4,107)	(87,028)	(10,148)	(14,720)	15,950	(100,053)

Net (decrease) increase in cash and cash equivalents	—	(4,121)	1,538	—	—	(2,583)

Cash and cash equivalents at beginning of period	1	9,962	8,959	—	—	18,922

Cash and cash equivalents at end of period	$1	$5,841	$10,497	$—	$—	$16,339

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Cash Flows
2009

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:	$866	$176,908	$20,823	$9,385	$(13,948)	$194,034

Cash flows from investing activities:
Capital expenditures	—	(21,471)	(10,875)	—	—	(32,346)
Intercompany investing activity	—	(1,982)	—	—	1,982	—
Proceeds from sale of property, fixtures and equipment	—	25	85	—	—	110

Net cash used in investing activities	—	(23,428)	(10,790)	—	1,982	(32,236)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(891,586)	(2,236)	(6,072)	—	(899,894)
Proceeds from issuance of long-term debt	—	765,051	—	—	—	765,051
Intercompany financing activity	—	(866)	(7,787)	(3,313)	11,966	—
Cash dividends paid	(866)	—	—	—	—	(866)
Deferred financing costs paid	—	(24,013)	—	—	—	(24,013)
Decrease in book overdraft balances	—	(2,873)	—	—	—	(2,873)

Net cash used in financing activities	(866)	(154,287)	(10,023)	(9,385)	11,966	(162,595)

Net (decrease) increase in cash and cash equivalents	—	(807)	10	—	—	(797)

Cash and cash equivalents at beginning of period	1	10,769	8,949	—	—	19,719

Cash and cash equivalents at end of period	$1	$9,962	$8,959	$—	$—	$18,922

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Cash Flows
2008

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:	$2,600	$48,507	$49,149	$10,586	$(16,636)	$94,206

Cash flows from investing activities:
Capital expenditures	—	(43,350)	(41,460)	—	—	(84,810)
Proceeds from sale of property, fixtures and equipment	—	275	73	—	—	348

Net cash used in investing activities	—	(43,075)	(41,387)	—	—	(84,462)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(798,490)	(1,798)	(5,192)	—	(805,480)
Proceeds from issuance of long-term debt	—	807,467	—	—	—	807,467
Intercompany financing activity	—	(2,600)	(8,648)	(5,388)	16,636	—
Cash dividends paid	(2,600)	—	—	—	—	(2,600)
Deferred financing costs paid	—	(262)	—	(6)	—	(268)
Decrease in book overdraft balances	—	(10,382)	—	—	—	(10,382)

Net cash used in financing activities	(2,600)	(4,267)	(10,446)	(10,586)	16,636	(11,263)

Net increase (decrease) in cash and cash equivalents	—	1,165	(2,684)	—	—	(1,519)

Cash and cash equivalents at beginning of period	1	9,604	11,633	—	—	21,238

Cash and cash equivalents at end of period	$1	$10,769	$8,949	$—	$—	$19,719

19.	AMENDMENTS TO CREDIT CARD PROGRAM AGREEMENT

Effective July 30, 2010, the Company and HSBC entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Card Program Agreement (the “CCPA”). Under the Fourth Amendment, the right of either party to terminate the Third Amendment to the CCPA (the “Opt Out Right”) was extended to August 31, 2010. Prior provisions regarding notice and prescribed cash payment to the other party remained in effect.

Effective August 31, 2010, the Company and HSBC entered into a Fifth Amendment to the CCPA (the “Fifth Amendment”). Under the Fifth Amendment, either party could exercise its Opt Out Right by providing written notice to the other party no earlier than January 1, 2011 and not later than January 31, 2011. Prior provisions regarding prescribed cash payment to the other party remained effective.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)

On January 31, 2011, the Company and HSBC entered into a Sixth Amendment to the CCPA (the “Sixth Amendment”) effective as of January 1, 2011. Under the Sixth Amendment, the parties amended the revenue participation payment rates, terminated HSBC’s obligation to make marketing fund contributions, provided for implementation of a change in annual percentage rate for new transactions on existing accounts, provided for the outsourcing of certain HSBC functions, deleted the Opt Out Right, and provided for additional obligations of HSBC with respect to the transfer of credit card program assets if the CCPA is not renewed at the end of its term.

20.	SUBSEQUENT EVENTS

On January 31, 2011, the Company voluntarily prepaid its outstanding indebtedness under the Term Loan Facility that provided for $75,000 of term loans expiring November 18, 2013 (see Note 9). As a result of such prepayment, the Term Loan Facility was terminated. As provided in the Term Loan Facility, the Company paid an early termination fee of $3,750 (5.0% of the principal amount repaid) simultaneously with the prepayment of the outstanding indebtedness. In addition, $4,415 of unamortized deferred financing fees related to the facility was accelerated on the date of termination.

On March 15, 2011, the Company declared a quarterly cash dividend of $0.05 per share on Class A common stock and common stock, payable May 2, 2011 to shareholders of record as of April 15, 2011.

On March 21, 2011, the Company entered into a $625,000 senior secured asset-based Second Amended Revolving Credit Facility, which will expire on March 21, 2016, subject to the maturity of the senior unsecured notes and certain other debt of the Company. The Second Amended Revolving Credit Facility replaced the Company’s pre-existing $675,000 2009 Revolving Credit Facility, which was scheduled to mature on June 4, 2013. The proceeds of the Second Amended Revolving Credit Facility were used to pay the outstanding balance under the 2009 Revolving Credit Facility and will be used for other general corporate purposes. Unamortized deferred financing fees of $1,271 related to the facility were accelerated on the date of the agreement.

The financial covenant contained in the Second Amended Revolving Credit Facility requires that the minimum excess availability be an amount greater than or equal to the greater of (1) 10% of the lesser of: (a) the aggregate commitments, as defined in the agreement, at such time and (b) the aggregate borrowing base, as defined in the agreement, at such time and (2) $50,000. Other covenants continue the requirements of the 2009 Revolving Credit Facility and require that the Company provide the lenders with certain financial statements, forecasts and other reports, borrowing base certificates and notices and comply with various federal, state and local rules and regulations.

Borrowings under the Second Amended Revolving Credit Facility will be at either (1) Adjusted LIBOR (based on the British Bankers Association per annum LIBOR Rate based on an interest period selected by the Company) plus an applicable margin or (2) a base rate (based on the highest of (a) the Federal Funds Rate plus 0.5%, (b) the Bank of America prime rate, and (c) Adjusted LIBOR based on an interest period of one month plus 1.0%) plus the applicable margin. The applicable margin is determined based upon the excess availability under the Second Amended Revolving Credit Facility.

The Second Amended Revolving Credit Facility is secured by a first priority security position on substantially all of the current and future assets of the Company, including, but not limited to, inventory, general intangibles, trademarks, equipment, certain real estate and proceeds from any of the foregoing, subject to certain exceptions and liens.

Schedule II: VALUATION AND QUALIFYING ACCOUNTS
THE BON-TON STORES, INC. AND SUBSIDIARIES

	Balance at	Charged to		Balance at
	Beginning	Costs &		End of
Classification	of Period	Expenses	Deductions	Period

Year ended January 31, 2009:
Accrual for sales returns	$17,979,000	$333,000	$—	$18,312,000
Accrual for purchase order violations reserve	$1,836,000	$2,278,000	$(2,515,000)	$1,599,000
Year ended January 30, 2010:
Accrual for sales returns	$18,312,000	$—	$(10,000)	$18,302,000
Accrual for purchase order violations reserve	$1,599,000	$1,969,000	$(2,206,000)	$1,362,000
Year ended January 29, 2011:
Accrual for sales returns	$18,302,000	$749,000	$—	$19,051,000
Accrual for purchase order violations reserve	$1,362,000	$1,472,000	$(1,743,000)	$1,091,000

EXHIBIT INDEX

Exhibit	Description

10.7 (a)	Employment Agreement with Barbara J. Schrantz

10.7 (b)	Restricted Stock Agreement with Barbara J. Schrantz

21	Subsidiaries of the Registrant

23	Consent of KPMG LLP

31.1	Certification of Byron L. Bergren

31.2	Certification of Keith E. Plowman

32	Certification Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934