Form 10-Q
period 2011-04-30
BON TON STORES INC
filed 2011-06-06
CIK 878079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter ended April 30, 2011	Commission File Number 0-19517
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 27, 2011, there were 16,744,259 shares of Common Stock, $.01 par value, and 2,951,490 shares of Class A Common Stock, $.01 par value, outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
THE BON-TON STORES, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)	April 30,	January 29,
(Unaudited)	2011	2011

Assets
Current assets:
Cash and cash equivalents	$13,596	$16,339
Merchandise inventories	703,845	682,324
Prepaid expenses and other current assets	63,537	78,418

Total current assets	780,978	777,081

Property, fixtures and equipment at cost, net of accumulated depreciation and amortization of $681,281 and $657,541 at April 30, 2011 and January 29, 2011, respectively	685,698	703,432
Deferred income taxes	9,232	9,587
Intangible assets, net of accumulated amortization of $48,342 and $46,245 at April 30, 2011 and January 29, 2011, respectively	127,982	130,080
Other long-term assets	33,432	36,059

Total assets	$1,637,322	$1,656,239

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$197,494	$175,249
Accrued payroll and benefits	32,808	45,769
Accrued expenses	145,577	167,204
Current maturities of long-term debt	7,060	6,978
Current maturities of obligations under capital leases	5,773	5,825
Deferred income taxes	12,774	12,709
Income taxes payable	503	137

Total current liabilities	401,989	413,871

Long-term debt, less current maturities	891,751	856,687
Obligations under capital leases, less current maturities	59,708	61,043
Other long-term liabilities	138,475	141,286

Total liabilities	1,491,923	1,472,887

Contingencies (Note 11)

Shareholders’ equity
Preferred Stock — authorized 5,000,000 shares at $0.01 par value; no shares issued	—	—
Common Stock — authorized 40,000,000 shares at $0.01 par value; issued shares of 17,080,959 and 16,520,859 at April 30, 2011 and January 29, 2011, respectively	171	165
Class A Common Stock — authorized 20,000,000 shares at $0.01 par value; issued and outstanding shares of 2,951,490 at April 30, 2011 and January 29, 2011	30	30
Treasury stock, at cost — 337,800 shares at April 30, 2011 and January 29, 2011	(1,387)	(1,387)
Additional paid-in capital	151,352	153,331
Accumulated other comprehensive loss	(35,543)	(36,498)
Retained earnings	30,776	67,711

Total shareholders’ equity	145,399	183,352

Total liabilities and shareholders’ equity	$1,637,322	$1,656,239

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	THIRTEEN
	WEEKS ENDED
(In thousands except per share data)	April 30,	May 1,
(Unaudited)	2011	2010

Net sales	$649,881	$661,373
Other income	14,600	13,838

	664,481	675,211

Costs and expenses:
Costs of merchandise sold	419,267	414,340
Selling, general and administrative	222,039	227,913
Depreciation and amortization	24,513	26,224
Amortization of lease-related interests	1,195	1,146

(Loss) income from operations	(2,533)	5,588
Interest expense, net	23,305	28,513
Loss on extinguishment of debt	9,450	—

Loss before income taxes	(35,288)	(22,925)
Income tax provision	700	617

Net loss	$(35,988)	$(23,542)

Per share amounts —
Basic:
Net loss	$(2.01)	$(1.33)

Diluted:
Net loss	$(2.01)	$(1.33)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	THIRTEEN
	WEEKS ENDED
(In thousands)	April 30,	May 1,
(Unaudited)	2011	2010
Cash flows from operating activities:
Net loss	$(35,988)	$(23,542)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	24,513	26,224
Amortization of lease-related interests	1,195	1,146
Share-based compensation expense	1,258	1,347
Loss (gain) on sale of property, fixtures and equipment	6	(11)
Reclassifications of other comprehensive loss	955	1,941
Loss on extinguishment of debt	9,450	—
Amortization of deferred financing costs	2,124	2,287
Amortization of deferred gain on sale of proprietary credit card portfolio	(603)	(603)
Deferred income tax provision	419	405
Changes in operating assets and liabilities:
Increase in merchandise inventories	(21,520)	(16,687)
Decrease in prepaid expenses and other current assets	14,881	13,720
Decrease in other long-term assets	678	3,495
Increase in accounts payable	22,571	28,802
Decrease in accrued payroll and benefits and accrued expenses	(31,318)	(30,270)
Increase in income taxes payable	367	128
(Decrease) increase in other long-term liabilities	(1,815)	779

Net cash (used in) provided by operating activities	(12,827)	9,161

Cash flows from investing activities:
Capital expenditures	(7,843)	(6,592)
Proceeds from sale of property, fixtures and equipment	15	15

Net cash used in investing activities	(7,828)	(6,577)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(214,689)	(144,889)
Proceeds from issuance of long-term debt	244,684	150,065
Restricted shares forfeited in lieu of payroll taxes	(3,555)	(4,083)
Proceeds from stock options exercised	324	—
Deferred financing costs paid	(5,861)	(515)
Decrease in book overdraft balances	(2,991)	(5,618)

Net cash provided by (used in) financing activities	17,912	(5,040)

Net decrease in cash and cash equivalents	(2,743)	(2,456)

Cash and cash equivalents at beginning of period	16,339	18,922

Cash and cash equivalents at end of period	$13,596	$16,466

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other
		Class A		Additional	Compre-
(In thousands except per share data)	Common	Common	Treasury	Paid-in	hensive	Retained
(Unaudited)	Stock	Stock	Stock	Capital	Loss	Earnings	Total

BALANCE AT JANUARY 29, 2011	$165	$30	$(1,387)	$153,331	$(36,498)	$67,711	$183,352

Comprehensive loss (Note 12):
Net loss	—	—	—	—	—	(35,988)	(35,988)
Pension and postretirement benefit plans	—	—	—	—	503	—	503
Cash flow derivatives	—	—	—	—	452	—	452

Total comprehensive loss							(35,033)

Dividends to shareholders, $0.05 per share	—	—	—	—	—	(947)	(947)
Restricted shares forfeited in lieu of payroll taxes	(2)	—	—	(3,553)	—	—	(3,555)
Proceeds from stock options exercised	1	—	—	323	—	—	324
Share-based compensation expense	7	—	—	1,251	—	—	1,258

BALANCE AT APRIL 30, 2011	$171	$30	$(1,387)	$151,352	$(35,543)	$30,776	$145,399

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
(Unaudited)
1. BASIS OF PRESENTATION
The Bon-Ton Stores, Inc., a Pennsylvania corporation, was incorporated on January 31, 1996 as the successor of a company incorporated on January 31, 1929. The Bon-Ton Stores, Inc. operates, through its subsidiaries, 275 stores in 23 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson Pirie Scott, Elder-Beerman, Herberger’s and Younkers nameplates and, in the Detroit, Michigan area, under the Parisian nameplate. The Bon-Ton Stores, Inc. conducts its operations through one business segment.
The accompanying unaudited consolidated financial statements include the accounts of The Bon-Ton Stores, Inc. and its wholly owned subsidiaries (collectively, “the Company”). Variable interest entities are consolidated where it has been determined the Company is the primary beneficiary of those entities’ operations. All intercompany transactions have been eliminated in consolidation.
The unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all information and footnotes required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of interim periods have been included. The Company’s business is seasonal in nature and results of operations for the interim periods presented are not necessarily indicative of results for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.
All references to the “first quarter of 2011” and the “first quarter of 2010” are to the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively. All references to “2011” are to the fifty-two weeks ending January 28, 2012; references to “2010” are to the fifty-two weeks ended January 29, 2011.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions about future events. These estimates and assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and the reported amounts of revenues and expenses. Such estimates include those related to merchandise returns, inventories, long-lived assets, intangible assets, insurance reserves, contingencies, litigation and assumptions used in the calculation of income taxes and retirement and other post-employment benefits, among others. These estimates and assumptions are based on management’s best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from further changes in the economic environment will be reflected in the financial statements in future periods.
Previously Issued Accounting Standards
In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which requires disclosures regarding recurring or nonrecurring fair value measurements. The Company adopted certain required provisions of ASU 2010-06 in the first quarter of 2010. In the first quarter of 2011, the Company adopted the remaining provision of ASU 2010-06 requiring companies to provide information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. As the Company has no financial assets or liabilities carried at fair value and measured on a recurring basis categorized as a Level 3 fair value measurement, there are no additional disclosure requirements. See Note 3.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
(Unaudited)
2. PER-SHARE AMOUNTS
The following table presents a reconciliation of net loss and weighted average shares outstanding used in basic and diluted earnings (loss) per share (“EPS”) calculations in the first quarter in each of 2011 and 2010:

	THIRTEEN
	WEEKS ENDED
	April 30,	May 1,
	2011	2010

Basic Loss Per Common Share
Net loss	$(35,988)	$(23,542)
Less: Income allocated to participating securities	—	—

Net loss available to common shareholders	$(35,988)	$(23,542)

Weighted average common shares outstanding	17,943,590	17,683,005

Basic loss per common share	$(2.01)	$(1.33)

Diluted Loss Per Common Share
Net loss	$(35,988)	$(23,542)
Less: Income allocated to participating securities	—	—

Net loss available to common shareholders	$(35,988)	$(23,542)

Weighted average common shares outstanding	17,943,590	17,683,005
Common shares issuable — stock options	—	—

Weighted average common shares outstanding assuming dilution	17,943,590	17,683,005

Diluted loss per common share	$(2.01)	$(1.33)

Due to the Company’s net loss position, weighted average unvested restricted shares (participating securities) of 1,345,724 and 1,008,889 for the first quarter in each of 2011 and 2010, respectively, were excluded from the calculation of both basic and diluted EPS.
In addition, weighted average stock option shares (non-participating securities) of 1,022,812 and 1,065,727 for the first quarter in each of 2011 and 2010, respectively, were excluded from the calculation of diluted EPS as they would have been antidilutive. Certain of these stock option shares were excluded solely due to the Company’s net loss position. Had the Company reported net income for the first quarter in each of 2011 and 2010, these shares would have had an effect of 317,738 and 273,256 dilutive shares, respectively, for purposes of calculating diluted EPS.
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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
(Unaudited)
As of April 30, 2011 and January 29, 2011, the Company held two interest rate swap contracts required to be measured at fair value on a recurring basis (see Note 4). The fair values of these interest rate swap contracts are derived from discounted cash flow analysis utilizing an interest rate yield curve that is readily available to the public or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized these interest rate swap contracts as a Level 2 fair value measurement. There has been no change in the valuation technique used to determine the fair value of the interest rate swap contracts.
The interest rate swap liability comprises the entirety of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis. The carrying value of the interest rate swap liability as of April 30, 2011 and January 29, 2011 is as follows:

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
April 30, 2011	$1,049	$—	$1,049	$—

January 29, 2011	$2,288	$—	$2,288	$—

The carrying values of the Company’s cash and cash equivalents, accounts payable and financial instruments reported within prepaid expenses and other current assets and other long-term assets approximate fair value. The carrying value of the Company’s long-term debt, including current maturities but excluding capital leases, was $898,811 and $863,665 at April 30, 2011 and January 29, 2011, respectively, and the estimated fair value was $905,254 and $869,539 at April 30, 2011 and January 29, 2011, respectively. The fair value estimate of the Company’s long-term debt is based on quoted market rates available to the Company or discounted cash flow analysis as appropriate.
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
On the date the derivative instrument is entered into, the Company designates the derivative as a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”). Changes in the fair value of a derivative that is designated as, and meets all required criteria for, a cash flow hedge are recorded in other comprehensive income or loss and reclassified into the statement of operations as the underlying hedged item affects earnings, such as when quarterly settlements are made on the hedged forecasted transaction. The portion of the change in fair value of a derivative associated with hedge ineffectiveness or the component of a derivative instrument excluded from the assessment of hedge effectiveness, if any, is recorded in the current statement of operations. Also, changes in the fair value of a derivative that is not designated as a hedge, if any, are entirely recorded in the statement of operations. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions; this process includes relating all derivatives that are designated as cash flow hedges to specific balance sheet assets or liabilities. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively for the respective derivative. In addition, if the forecasted transaction is no longer probable of occurring, any amounts in accumulated other comprehensive income or loss (“AOCI”) related to the derivative are recorded in the statement of operations for the current period.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
(Unaudited)
The Company has two interest rate swap contracts to effectively convert a portion of its variable-rate debt to fixed-rate debt, both of which were entered into on July 14, 2006 and expire on July 14, 2011. These contracts entail the exchange of fixed-rate and floating-rate interest payments periodically over the life of the agreement. The floating-rate interest payments are based on three-month LIBOR rates. The following indicates the notional amounts of the interest rate swap contracts and the range of fixed-rates associated with these contracts:

Fixed swaps (notional amount)	$100,000
Range of pay rate	5.48%-5.49%
On December 4, 2009, the Company amended and restated its prior senior secured credit facility, at which time the Company de-designated and re-measured its two interest rate swaps and discontinued hedge accounting prospectively in accordance with ASC 815. Specifically, ASC 815 requires the immediate recognition of the expected cumulative ineffectiveness, with the remaining amount to remain in AOCI and be reclassified into the statement of operations as the originally hedged forecasted transactions affect the statement of operations. All changes in fair value after December 4, 2009 are recognized in interest expense.
The following table summarizes the fair value (see Note 3) and presentation in the consolidated balance sheet:

	Balance Sheet Location	Derivative Assets	Derivative Liabilities

April 30, 2011	Accrued expenses	$—	$1,049
January 29, 2011	Accrued expenses	$—	$2,288
The following table summarizes the effect of the interest rate swaps on the consolidated statement of operations and AOCI, after being de-designated on December 4, 2009:

Amount of
	Location of Loss	Amount of Loss		Loss
	Reclassified from	Reclassified	Location of Loss	Recognized
	AOCI to the	from AOCI to	Recognized in	in the
	Statement of	the Statement	the Statement of	Statement of
	Operations	of Operations	Operations	Operations
13 Weeks Ended April 30, 2011	Interest expense, net	$452	Interest expense, net	$56
13 Weeks Ended May 1, 2010	Interest expense, net	$971	Interest expense, net	$406

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
(Unaudited)
At April 30, 2011, it is expected that the remaining $754 of losses in AOCI related to interest rate swaps will be reclassified into the statement of operations within the next three months.
5. SUPPLEMENTAL BALANCE SHEET INFORMATION
Prepaid expenses and other current assets were comprised of the following:

	April 30,	January 29,
	2011	2011
Prepaid expenses	$34,829	$28,367
Other receivables	28,708	50,051

Total	$63,537	$78,418

6. SUPPLEMENTAL CASH FLOW INFORMATION
The following supplemental cash flow information is provided for the periods reported:

	THIRTEEN
	WEEKS ENDED
	April 30,	May 1,
	2011	2010

Cash paid for:
Interest, net of amounts capitalized	$37,629	$39,661
Income taxes, net of refunds received	333	(75)

Non-cash investing and financing activities:
Property, fixtures and equipment included in accrued expenses	$2,142	$1,870
Declared dividends to shareholders included in accrued expenses	947	—
7. EXIT OR DISPOSAL ACTIVITIES
The following table summarizes exit or disposal activities during the first quarter of 2011 related to involuntary associate termination costs and other closing costs associated with the Company’s store closings in 2010 and the lease termination costs associated with the relocation of a store in 2011:

	Termination	Other
	Benefits	Costs	Total
Balance as of January 29, 2011	$109	$88	$197
Provision	(10)	922	912
Payments	(99)	(83)	(182)

Balance as of April 30, 2011	$—	$927	$927

The above provision was included within selling, general and administrative expense.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
(Unaudited)
8. EMPLOYEE DEFINED AND POSTRETIREMENT BENEFIT PLANS
The Company provides benefits to certain current and former associates who are eligible under a defined benefit pension plan and various supplemental pension plans (collectively, the “Pension Plans”). Net periodic benefit expense for the Pension Plans includes the following (income) and expense components:

	THIRTEEN
	WEEKS ENDED
	April 30,	May 1,
	2011	2010
Interest cost	$2,373	$2,543
Expected return on plan assets	(2,359)	(1,977)
Recognition of net actuarial loss	628	970

Net periodic benefit expense	$642	$1,536

During the first quarter of 2011, contributions of $203 were made to the Pension Plans. The Company anticipates contributing an additional $615 to fund the Pension Plans in 2011 for an annual total of $818.
The Company also provides medical and life insurance benefits to certain former associates under a postretirement benefit plan (“Postretirement Benefit Plan”). Net periodic benefit (income) expense for the Postretirement Benefit Plan includes the following (income) and expense components:

	THIRTEEN
	WEEKS ENDED
	April 30,	May 1,
	2011	2010
Interest cost	$45	$81
Recognition of net actuarial gain	(125)	—

Net periodic benefit (income) expense	$(80)	$81

During the first quarter of 2011, the Company contributed $74 to fund the Postretirement Benefit Plan, and anticipates contributing an additional $532 in 2011 for a net annual total of $606.
9. LONG-TERM DEBT
On January 31, 2011, the Company voluntarily prepaid its outstanding indebtedness under its Second Lien Loan and Security Agreement that provided for $75,000 of term loans expiring November 18, 2013 (the “Term Loan Facility”). As a result of such prepayment, the Term Loan Facility was terminated. As provided in the Term Loan Facility, the Company paid an early termination fee of $3,750 (5.0% of the principal amount repaid) and $14 in legal fees simultaneously with the prepayment of the outstanding indebtedness. In addition, $4,415 of unamortized deferred financing fees related to the facility was accelerated on the date of termination. Fees paid and deferred financing fees accelerated were recognized in loss on extinguishment of debt.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
(Unaudited)
On March 21, 2011, The Bon-Ton Department Stores, Inc.; The Elder-Beerman Stores Corp.; Carson Pirie Scott II, Inc.; Bon-Ton Distribution, Inc.; and McRIL, LLC, as borrowers (the “Borrowers”), and the Company and certain other subsidiaries as obligors (together with the Borrowers and the Company, the “Obligors”) entered into a $625,000 senior secured asset-based Second Amended and Restated Loan and Security Agreement that expires on March 21, 2016, subject to the maturity of the senior unsecured notes and certain other debt of the Company (the “Second Amended Revolving Credit Facility”). The Second Amended Revolving Credit Facility replaced the Company’s prior $675,000 revolving credit facility, which was scheduled to mature on June 4, 2013. The proceeds of the Second Amended Revolving Credit Facility were used to pay the outstanding balance under the pre-existing revolving credit facility and will be used for other general corporate purposes. Unamortized deferred financing fees of $1,271 related to the prior facility were accelerated on the date of the agreement and recognized in loss on extinguishment of debt.
All borrowings under the Second Amended Revolving Credit Facility are limited by amounts available pursuant to a borrowing base calculation, which is based on percentages of eligible inventory, real estate and credit card receivables, in each case subject to reductions for applicable reserves. Borrowings will be at either (1) adjusted LIBOR (based on the British Bankers Association per annum LIBOR Rate for an interest period selected by the Company) plus an applicable margin or (2) a base rate (based on the highest of (a) the Federal Funds Rate plus 0.5%, (b) the Bank of America prime rate, and (c) Adjusted LIBOR based on an interest period of one month plus 1.0%) plus the applicable margin. The applicable margin is determined based upon the excess availability under the Second Amended Revolving Credit Facility. The Borrowers are required to pay an unused line fee to the lenders for unused commitments at a rate of 0.375% to 0.50% per annum, based upon the unused portion of the total commitment under the Second Amended Revolving Credit Facility.
The Second Amended Revolving Credit Facility is secured by a first priority security position on substantially all of the current and future assets of the Company, including, but not limited to, inventory, general intangibles, trademarks, equipment, certain real estate and proceeds from any of the foregoing, subject to certain exceptions and liens.
The financial covenant contained in the Second Amended Revolving Credit Facility requires that the minimum excess availability be an amount greater than or equal to the greater of (1) 10% of the lesser of: (a) the aggregate commitments at such time and (b) the aggregate borrowing base at such time and (2) $50,000. Other covenants continue the requirements of the prior revolving credit facility and require that the Company provide the lenders with certain financial statements, forecasts and other reports, borrowing base certificates and notices, and comply with various federal, state and local rules and regulations. In addition, there are certain limitations on the Obligors and their subsidiaries, including limitations on: any debt the Obligors may have in addition to the existing debt and the terms of that additional debt; acquisitions, joint ventures and investments; mergers and consolidations; dispositions of property; dividends by the Obligors or their subsidiaries (dividends paid may not exceed $10,000 in any year or $30,000 during the term of the agreement; however, additional dividends may be paid subject to meeting other requirements); transactions with affiliates; changes in the business or corporate structure of the Obligors or their subsidiaries; prepaying, redeeming or repurchasing certain debt; changes in accounting policies or reporting practices, unless required by generally accepted accounting principles; and speculative transactions.
As of April 30, 2011, the Company had borrowings of $144,680 under the Second Amended Revolving Credit Facility, with $411,257 of borrowing availability (before taking into account the minimum borrowing availability covenant).

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
(Unaudited)
10. INCOME TAXES
The provisions codified within ASC Topic 740, Income Taxes (“ASC 740”), require companies to assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. In accordance with ASC 740, the Company maintained a full valuation allowance throughout 2010 and the first quarter of 2011 on all the Company’s net deferred tax assets. The Company’s deferred tax asset valuation allowance totaled $140,972 and $126,333 at April 30, 2011 and January 29, 2011, respectively.
Given the Company’s valuation allowance position, no tax benefit was recognized on the Company’s loss before income taxes in the first quarter in each of 2011 and 2010. The income tax provision of $700 and $617 recorded in the first quarter in each of 2011 and 2010, respectively, reflects certain state income tax expense and recognition of deferred tax liabilities associated with indefinite-lived assets.
As of April 30, 2011, it is reasonably possible that gross unrecognized tax benefits could decrease by $328 within the next 12 months due to the expiration of certain statutes of limitations and potential resolution of audits with respect to state tax positions.
11. CONTINGENCIES
In October 2010, the Company became aware that a third-party it had contracted with as its agent to receive, monitor and pay utility bills for the Company’s properties was delinquent in its payment of the Company’s utility bills, despite timely receipt of funds from the Company. Approximately $3.1 million was paid to the third-party agent and not properly remitted to the utility companies. On November 3, 2010, the Company filed suit against this third-party agent, Utility Account Billing Services, Inc., and its affiliate Synergy Energy Holdings, LLC, in Supreme Court, State of New York, County of Erie. The suit seeks damages in the amount of the Company’s loss for breach of contract, unjust enrichment, breach of fiduciary duty and conversion. Additionally, on November 3, 2010, the Company put its insurance carrier on notice of a claim under its commercial crime policy and on January 20, 2011, the Company filed a proof of loss.
The Company is party to legal proceedings and claims that arise during the ordinary course of business. In the opinion of management, the ultimate outcome of any such litigation and claims will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.
12. COMPREHENSIVE LOSS
Comprehensive loss was determined as follows:

	THIRTEEN
	WEEKS ENDED
	April 30,	May 1,
	2011	2010

Net loss	$(35,988)	$(23,542)
Other comprehensive income:
Amortization of pension and postretirement benefit plans	503	970
Amortization of cash flow derivatives	452	971

Comprehensive loss	$(35,033)	$(21,601)

As a result of the deferred tax asset valuation allowance maintained throughout 2010 and the first quarter of 2011, the changes recognized within other comprehensive income (loss) in the first quarter in each of 2011 and 2010 were recorded on a gross basis.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
(Unaudited)
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
The condensed consolidating financial information for the Company, the Issuer and the Company’s guarantor and non-guarantor subsidiaries as of April 30, 2011 and January 29, 2011 and for the first quarter in each of 2011 and 2010 as presented below has been prepared from the books and records maintained by the Company, the Issuer and the guarantor and non-guarantor subsidiaries. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the guarantor and non-guarantor subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from affiliates will exist at any time.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
(Unaudited)
The Bon-Ton Stores, Inc.
Condensed Consolidating Balance Sheet
April 30, 2011

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$3,497	$10,098	$—	$—	$13,596
Merchandise inventories	—	345,244	358,601	—	—	703,845
Prepaid expenses and other current assets	—	50,612	12,879	580	(534)	63,537

Total current assets	1	399,353	381,578	580	(534)	780,978

Property, fixtures and equipment at cost, net	—	186,791	223,427	275,480	—	685,698
Deferred income taxes	—	3,639	5,593	—	—	9,232
Intangible assets, net	—	53,916	74,066	—	—	127,982
Investment in and advances to affiliates	145,398	493,333	187,404	316	(826,451)	—
Other long-term assets	—	28,332	1,539	3,561	—	33,432

Total assets	$145,399	$1,165,364	$873,607	$279,937	$(826,985)	$1,637,322

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$197,494	$—	$—	$—	$197,494
Accrued payroll and benefits	—	21,976	10,832	—	—	32,808
Accrued expenses	—	61,497	83,323	1,291	(534)	145,577
Current maturities of long-term debt and obligations under capital leases	—	3,128	2,645	7,060	—	12,833
Deferred income taxes	—	5,869	6,905	—	—	12,774
Income taxes payable	—	489	14	—	—	503

Total current liabilities	—	290,453	103,719	8,351	(534)	401,989

Long-term debt and obligations under capital leases, less current maturities	—	662,716	51,672	237,071	—	951,459
Other long-term liabilities	—	92,283	44,793	1,399	—	138,475

Total liabilities	—	1,045,452	200,184	246,821	(534)	1,491,923

Shareholders’ equity	145,399	119,912	673,423	33,116	(826,451)	145,399

Total liabilities and shareholders’ equity	$145,399	$1,165,364	$873,607	$279,937	$(826,985)	$1,637,322

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
(Unaudited)
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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
(Unaudited)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
Thirteen Weeks Ended April 30, 2011

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$282,229	$367,652	$—	$—	$649,881
Other income	—	6,030	8,570	—	—	14,600

	—	288,259	376,222	—	—	664,481

Costs and expenses:
Costs of merchandise sold	—	181,973	237,294	—	—	419,267
Selling, general and administrative	—	100,977	129,809	25	(8,772)	222,039
Depreciation and amortization	—	9,286	12,287	2,940	—	24,513
Amortization of lease-related interests	—	617	578	—	—	1,195

Loss from operations	—	(4,594)	(3,746)	(2,965)	8,772	(2,533)

Other income (expense):
Intercompany rental and royalty income	—	—	1,585	7,187	(8,772)	—
Equity in losses of subsidiaries	(35,288)	(4,918)	—	—	40,206	—
Interest expense, net	—	(16,326)	(2,975)	(4,004)	—	(23,305)
Loss on extinguishment of debt	—	(9,450)	—	—	—	(9,450)

(Loss) income before income taxes	(35,288)	(35,288)	(5,136)	218	40,206	(35,288)
Income tax provision	700	700	365	—	(1,065)	700

Net (loss) income	$(35,988)	$(35,988)	$(5,501)	$218	$41,271	$(35,988)

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
(Unaudited)
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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
(Unaudited)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Cash Flows
Thirteen Weeks Ended April 30, 2011

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$3,555	$(20,267)	$5,170	$3,831	$(5,116)	$(12,827)

Cash flows from investing activities:
Capital expenditures	—	(5,605)	(2,238)	—	—	(7,843)
Intercompany investing activity	(324)	—	—	—	324	—
Proceeds from sale of property, fixtures and equipment	—	4	11	—	—	15

Net cash used in investing activities	(324)	(5,601)	(2,227)	—	324	(7,828)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(212,308)	(631)	(1,750)	—	(214,689)
Proceeds from issuance of long-term debt	—	244,684	—	—	—	244,684
Intercompany financing activity	—	—	(2,711)	(2,081)	4,792	—
Restricted shares forfeited in lieu of payroll taxes	(3,555)	—	—	—	—	(3,555)
Proceeds from stock options exercised	324	—	—	—	—	324
Deferred financing costs paid	—	(5,861)	—	—	—	(5,861)
Decrease in book overdraft balances	—	(2,991)	—	—	—	(2,991)

Net cash (used in) provided by financing activities	(3,231)	23,524	(3,342)	(3,831)	4,792	17,912

Net decrease in cash and cash equivalents	—	(2,344)	(399)	—	—	(2,743)

Cash and cash equivalents at beginning of period	1	5,841	10,497	—	—	16,339

Cash and cash equivalents at end of period	$1	$3,497	$10,098	$—	$—	$13,596

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
(Unaudited)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Cash Flows
Thirteen Weeks Ended May 1, 2010

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$4,083	$1,488	$4,783	$4,141	$(5,334)	$9,161

Cash flows from investing activities:
Capital expenditures	—	(4,355)	(2,237)	—	—	(6,592)
Intercompany investing activity	—	(29)	—	—	29	—
Proceeds from sale of property, fixtures and equipment	—	4	11	—	—	15

Net cash used in investing activities	—	(4,380)	(2,226)	—	29	(6,577)

Cash flows from financing activities:

Payments on long-term debt and capital lease obligations	—	(142,666)	(586)	(1,637)	—	(144,889)
Proceeds from issuance of long-term debt	—	150,065	—	—	—	150,065
Intercompany financing activity	—	—	(2,801)	(2,504)	5,305	—
Restricted shares forfeited in lieu of payroll taxes	(4,083)	—	—	—	—	(4,083)
Deferred financing costs paid	—	(515)	—	—	—	(515)
Decrease in book overdraft balances	—	(5,618)	—	—	—	(5,618)

Net cash (used in) provided by financing activities	(4,083)	1,266	(3,387)	(4,141)	5,305	(5,040)

Net decrease in cash and cash equivalents	—	(1,626)	(830)	—	—	(2,456)

Cash and cash equivalents at beginning of period	1	9,962	8,959	—	—	18,922

Cash and cash equivalents at end of period	$1	$8,336	$8,129	$—	$—	$16,466

14. SUBSEQUENT EVENT
On May 24, 2011, the Company declared a quarterly cash dividend of $0.05 per share on shares of Class A common stock and common stock, payable August 1, 2011 to shareholders of record as of July 15, 2011.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For purposes of the following discussion, references to the “first quarter of 2011” and the “first quarter of 2010” are to the thirteen-week periods ended April 30, 2011 and May 1, 2010, respectively. References to “2011” are to the fifty-two week period ending January 28, 2012; references to “2010” are to the fifty-two week period ended January 29, 2011. References to “the Company,” “we,” “us,” and “our” refer to The Bon-Ton Stores, Inc. and its subsidiaries.
Overview
General
The Company, a Pennsylvania corporation, is one of the largest regional department store operators in the United States, offering a broad assortment of brand-name fashion apparel and accessories for women, men and children. Our merchandise offerings also include cosmetics, home furnishings and other goods. We currently operate 275 stores in 23 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson Pirie Scott, Elder-Beerman, Herberger’s and Younkers nameplates and, in the Detroit, Michigan area, under the Parisian nameplate, encompassing a total of approximately 26 million square feet.
We operate in the department store segment of the U.S. retail industry, a highly competitive and fragmented environment. The department store industry continues to evolve in response to consolidation among merchandise vendors as well as the evolution of competitive retail formats — mass merchandisers, national chain retailers, specialty retailers and online retailers — and the advent of mobile technology and social media.
2011 Guidance
We have identified near-term opportunities for growth and resource optimization, as well as challenges, including general macroeconomic conditions that may affect our customers and our business. As the consumer environment remains uncertain, we are continuing to plan our business conservatively. On May 19, 2011, we provided the following assumptions with respect to our revised 2011 guidance:
•	earnings per diluted share ranging from $1.00 to $1.25;
•	a comparable store sales increase ranging from 1.0% to 2.5%;
•	a gross margin rate ranging from 50 to 70 basis points lower than the 2010 rate of 37.6%;
•	an SG&A expense rate projected to remain even with, or slightly below, the 2010 rate of 31.6%; and
•	an effective tax rate of 38%.
In anticipation of pricing pressures on our merchandise costs in 2011, we are leveraging our sourcing capabilities, adjusting our product mix and, where appropriate, selectively increasing prices on those goods that allow for more price elasticity, while maintaining competitive value on highly sensitive commodities. Given these challenges, coupled with the adverse impact of increased markdowns taken in the first quarter of 2011, we are projecting a 2011 gross margin rate ranging from 50 to 70 basis points lower than the 2010 rate.
Earnings per share guidance does not reflect the potential (non-cash) income tax benefit of reducing the valuation allowance currently recorded for deferred tax assets. If we achieve results within our earnings guidance, a favorable adjustment to the valuation allowance on deferred tax assets is expected.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Terminated and Amended Credit Facilities
On January 31, 2011, we voluntarily prepaid our outstanding indebtedness under our Second Lien Loan and Security Agreement that provided for $75.0 million of term loans expiring November 18, 2013 (the “Term Loan Facility”). As a result of such prepayment, the Term Loan Facility was terminated.
On March 21, 2011, we entered into a $625.0 million senior secured Second Amended and Restated Loan and Security Agreement that expires on March 21, 2016, subject to the maturity of the senior unsecured notes and certain other debt of the Company (the “Second Amended Revolving Credit Facility”). The Second Amended Revolving Credit Facility replaced our prior $675.0 million asset-based revolving credit facility (the “2009 Revolving Credit Facility”), which was scheduled to mature on June 4, 2013. The proceeds of the Second Amended Revolving Credit Facility were used to pay the outstanding balance under the 2009 Revolving Credit Facility and will be used for other general corporate purposes. The Second Amended Revolving Credit Facility implemented interest rate reductions and generally favorable revisions regarding the facility requirements and financial covenant. See Note 9 of the Notes to Consolidated Financial Statements for further discussion of the Second Amended Revolving Credit Facility.
Results of Operations
The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

	THIRTEEN
	WEEKS ENDED
	April 30,	May 1,
	2011	2010
Net sales	100.0%	100.0%
Other income	2.2	2.1

	102.2	102.1

Costs and expenses:
Costs of merchandise sold	64.5	62.6
Selling, general and administrative	34.2	34.5
Depreciation and amortization	3.8	4.0
Amortization of lease-related interests	0.2	0.2

(Loss) income from operations	(0.4)	0.8
Interest expense, net	3.6	4.3
Loss on extinguishment of debt	1.5	—

Loss before income taxes	(5.4)	(3.5)
Income tax provision	0.1	0.1

Net loss	(5.5)%	(3.6)%

First Quarter of 2011 Compared with First Quarter of 2010
Net sales: Net sales in the first quarter of 2011 were $649.9 million, a decrease of $11.5 million or 1.7% as compared with $661.4 million in the first quarter of 2010. Comparable store net sales decreased 1.2% in the period as sustained unseasonably cold weather in our markets hampered sales of seasonal merchandise. Sales in merchandise categories with more moderate traditional goods were particularly challenged, as our customer is expressing a preference for updated styling. Investments in our eCommerce business resulted in significantly higher eCommerce sales in the period; we are supporting growth in eCommerce operations with continued website improvements, expansion of our distribution centers and increased inventory investment.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The best performing merchandise categories in the first quarter of 2011 were Home, Men’s Sportswear (included in Men’s Apparel), Cosmetics and Better Sportswear (included in Women’s Apparel). The Home area achieved success in sales of luggage, small electronics and mattresses. Men’s Sportswear benefited from sales of Super Bowl related sports apparel. Cosmetics sales increases were driven by strength in both fragrances and treatment lines, where new product and new technology in skin care and makeup yielded positive results. Better Sportswear sales increased as customers responded favorably to expanded offerings of updated, trend-right fashions from key vendors representing both national and private brands.
Moderate Sportswear and the special-size areas of Petites and Women’s (all included in Women’s Apparel) performed poorly in the first quarter of 2011 as sales in these merchandise categories were adversely impacted by substantial inventory investment in traditional product from private brand as well as domestic resources. Inventory investment in updated, modern product is being increased to better align with customer preference. In addition, due to the atypically cold weather, sales in seasonal merchandise classifications decreased considerably.
Other income: Other income, which includes net income from revenues received under our credit card program agreement with HSBC Bank Nevada, N.A., leased departments and other customer revenues, was $14.6 million, or 2.2% of net sales, in the first quarter of 2011 as compared with $13.8 million, or 2.1% of net sales, in the first quarter of 2010. The increase primarily reflects increased net income associated with our proprietary credit card program.
Costs and expenses: Gross margin in the first quarter of 2011 was $230.6 million as compared with $247.0 million in the comparable prior year period. The $16.4 million decrease reflects both reductions in sales volume and gross margin rate. Gross margin as a percentage of net sales decreased 190 basis points to 35.5% in the first quarter of 2011 from 37.4% in the same period last year. The decrease is largely due to increased net markdowns and eCommerce distribution expenses and a reduction in net markup. Net markdowns increased due to the acceleration of the markdown cadence during the current period to address slower selling spring merchandise.
SG&A expense in the first quarter of 2011 was $222.0 million as compared with $227.9 million in the first quarter of 2010, a decrease of $5.9 million. The reduction is largely the result of continued cost saving initiatives to promote efficiencies in operations, namely decreases in payroll and advertising expenses, and reduced incentive compensation accruals. The current year expense rate decreased 30 basis points to 34.2% of net sales, compared with 34.5% in the same period last year.
Depreciation and amortization expense and amortization of lease-related interests decreased $1.7 million, to $25.7 million, in the first quarter of 2011 from $27.4 million in the first quarter of 2010, primarily due to a reduced asset base.
Interest expense, net: Net interest expense was $23.3 million, or 3.6% of net sales, in the first quarter of 2011, compared with $28.5 million, or 4.3% of net sales, in the first quarter of 2010. The $5.2 million decrease primarily reflects reduced borrowing levels and lower borrowing rates pursuant to the prepayment of our Term Loan Facility and the amendment of our 2009 Revolving Credit Facility.
Loss on extinguishment of debt: In the first quarter of 2011, we recorded a $9.5 million loss on extinguishment of debt for fees associated with the voluntary prepayment of our Term Loan Facility and the amendment of our 2009 Revolving Credit Facility.
Income tax provision: The effective income tax rate in the first quarter in each of 2011 and 2010 largely reflects the Company’s valuation allowance position against all net deferred tax assets. The income tax provision of $0.7 million and $0.6 million recorded in the first quarter in each of 2011 and 2010, respectively, reflects certain state income tax expense and recognition of deferred tax liabilities associated with indefinite-lived assets.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Non-GAAP Financial Measure — EBITDA
We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). In addition, the non-GAAP financial performance measure of EBITDA (defined as earnings before interest, income taxes, depreciation and amortization, including amortization of lease-related interests, and loss on extinguishment of debt) is as follows:

	THIRTEEN
	WEEKS ENDED
(In thousands)	April 30,	May 1,
(Unaudited)	2011	2010

EBITDA	$23,175	$32,958
We consider EBITDA to be an important supplemental measure of our performance. It is frequently used by securities analysts, investors and other interested parties to evaluate the performance of companies in our industry and by some investors to determine a company’s ability to service or incur debt. In addition, our management uses EBITDA internally to compare the profitability of our stores. EBITDA is not calculated in the same manner by all companies and, accordingly, is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. EBITDA should not be assessed in isolation from or construed as a substitute for net income or cash flows from operations, which are prepared in accordance with GAAP. EBITDA has limitations as an analytical tool and is not intended to represent, and should not be considered to be a more meaningful measure than, or an alternative to, measures of operating performance as determined in accordance with GAAP.
The following table reconciles EBITDA to net loss as presented in our consolidated statements of operations (prepared in accordance with GAAP):

	THIRTEEN
	WEEKS ENDED
(In thousands)	April 30,	May 1,
(Unaudited)	2011	2010

Net loss	$(35,988)	$(23,542)
Adjustments:
Income tax provision	700	617
Loss on extinguishment of debt	9,450	—
Interest expense, net	23,305	28,513
Depreciation and amortization	24,513	26,224
Amortization of lease-related interests	1,195	1,146

EBITDA	$23,175	$32,958

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Seasonality
Our business, like that of most retailers, is subject to seasonal fluctuations, with the major portion of sales and income realized during the second half of each fiscal year, which includes the holiday season. Due to the fixed nature of certain costs, SG&A expense is typically higher as a percentage of net sales during the first half of each fiscal year. We typically finance working capital increases in the second half of each fiscal year through additional borrowings under our Second Amended Revolving Credit Facility.
Because of the seasonality of our business, results for any quarter are not necessarily indicative of results that may be achieved for a full fiscal year.
Liquidity and Capital Resources
On January 31, 2011, we utilized $75.0 million of excess availability under our 2009 Revolving Credit Facility to pay in full our second lien term loan, which was scheduled to mature on November 18, 2013. On March 21, 2011, we entered into a $625.0 million senior secured Second Amended Revolving Credit Facility that expires on March 21, 2016, subject to the maturity of the senior unsecured notes and certain other debt of the Company. The Second Amended Revolving Credit Facility replaced our prior $675.0 million 2009 Revolving Credit Facility, which was scheduled to mature on June 4, 2013. The proceeds of the Second Amended Revolving Credit Facility were used to pay the outstanding balance under the 2009 Revolving Credit Facility and will be used for other general corporate purposes. The Second Amended Revolving Credit Facility has interest rate reductions and generally favorable revisions regarding the facility requirements and financial covenant. See Note 9 of the Notes to Consolidated Financial Statements for further discussion of the Second Amended Revolving Credit Facility.
At April 30, 2011, we had $13.6 million in cash and cash equivalents and $411.3 million available under our Second Amended Revolving Credit Facility (before taking into account the minimum borrowing availability covenant under such facility). The excess availability compares favorably with the $407.3 million available as of the comparable prior year period, particularly in light of the voluntary prepayment of our second lien term loan.
In anticipation of protracted economic uncertainty, in 2011 we will continue our focus on effective cash management and maintaining a strong balance sheet with ample liquidity. We believe these actions will positively impact our 2011 cash flow.
Typically, cash flows from operations are impacted by the effect on sales of (1) consumer confidence, (2) weather in the geographic markets served by the Company, (3) general economic conditions and (4) competitive conditions existing in the retail industry. A downturn in any single factor or a combination of factors could have a material adverse impact upon our ability to generate sufficient cash flows to operate our business. While the current economic uncertainty affects our assessment of short-term liquidity, and while there can be no assurances, we consider our resources (cash flows from operations supplemented by borrowings under the Second Amended Revolving Credit Facility) adequate to satisfy our cash needs for at least the next 12 months.
Our primary sources of working capital are cash flows from operations and borrowings under our Second Amended Revolving Credit Facility, which provides for up to $625.0 million in borrowings (limited by amounts available pursuant to a borrowing base calculation). Our business follows a seasonal pattern; working capital fluctuates with seasonal variations, reaching its highest level in October or November to fund the purchase of merchandise inventories prior to the holiday season. The seasonality of our business historically provides greatest cash flow from operations during the holiday season, with fiscal fourth quarter net sales generating the strongest profits of our fiscal year. As holiday sales significantly reduce inventory levels, this reduction, combined with net income, historically provides us with strong cash flow from operations at the end of our fiscal year.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Cash provided by (used in) our operating, investing and financing activities is summarized as follows:

	THIRTEEN
	WEEKS ENDED
	April 30,	May 1,
(Dollars in millions)	2011	2010

Operating activities	$(12.8)	$9.2
Investing activities	(7.8)	(6.6)
Financing activities	17.9	(5.0)
Net cash used in operating activities was $12.8 million in the first quarter of 2011; net cash provided by operating activities was $9.2 million in the first quarter of 2010. Cash outflow in the current year reflects a decline in business performance, resulting in an increase in the current year loss; this loss was partially offset by an adjustment for the loss on the extinguishment of debt. The current year also includes increased working capital requirements, primarily due to changes in merchandise inventories and accounts payable.
Net cash used in investing activities in the current year primarily reflects capital expenditures for information technology and the expansion of a distribution center to support further growth of our eCommerce operations. Capital expenditures totaled $7.8 million and $6.6 million in the first quarter in each of 2011 and 2010, respectively; these expenditures do not reflect reductions for external contributions of $2.3 million in the first quarter of 2010. We anticipate our 2011 capital expenditures will not exceed $80.0 million (net of external contributions of $16.0 million), an increase over our 2010 capital investments of $46.3 million (which do not reflect reductions for external contributions of $6.8 million).
Net cash provided by financing activities was $17.9 million in the first quarter of 2011, compared with net cash used in financing activities of $5.0 million in the comparable prior year period. The change primarily reflects increased net borrowings due to increased cash requirements for current year operating activities, financing fees for the Second Amended Revolving Credit Facility and capital expenditures.
Aside from planned capital expenditures, the Company’s primary cash requirements will be to service debt and finance working capital increases during peak selling seasons.
On May 2, 2011, we paid a quarterly cash dividend of $0.05 per share on shares of Class A common stock and common stock to shareholders of record as of April 15, 2011. Additionally, on May 24, 2011, we declared a quarterly cash dividend of $0.05 per share, payable August 1, 2011 to shareholders of record as of July 15, 2011. Our Board of Directors will consider dividends in subsequent periods as it deems appropriate.
Critical Accounting Policies
Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these financial statements required us to make estimates and judgments that affected reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Such estimates include those related to merchandise returns, inventories, long-lived assets, intangible assets, insurance reserves, contingencies, litigation and assumptions used in the calculation of income taxes and retirement and other post-employment benefits, among others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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
As of January 29, 2011, approximately 33% of our inventories were valued using a first-in, first-out cost basis and approximately 67% of our inventories were valued using a last-in, first-out (“LIFO”) cost basis. As is currently the case with many companies in the retail industry, our LIFO calculations yielded inventory increases in recent prior years due to deflation reflected in price indices used. The LIFO method values merchandise sold at the cost of more recent inventory purchases (which the deflationary indices indicated to be lower), resulting in the general inventory on-hand being carried at the older, higher costs. Given these higher values and the promotional retail environment, we have reduced the carrying value of our LIFO inventories to an estimated realizable value. These reductions totaled $46.1 million as of April 30, 2011 and January 29, 2011. Inherent in the valuation of inventories are significant management judgments and estimates regarding future merchandise selling costs and pricing. Should these estimates prove to be inaccurate, we may have overstated or understated our inventory carrying value. In such cases, operating results would ultimately be impacted.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Vendor Allowances
As is standard industry practice, allowances from merchandise vendors are received as reimbursement for charges incurred on marked-down merchandise. Vendor allowances are recorded when determined to be collectable and authorized by management. Allowances are credited to costs of goods sold, provided the allowance is: (1) for merchandise permanently marked down or sold, (2) not predicated on a future purchase, and (3) not predicated on a future increase in the purchase price from the vendor. If the aforementioned criteria are not met, the allowances are recorded as an adjustment to the cost of merchandise capitalized in inventory and reflected as a reduction of costs of merchandise sold when the related merchandise is sold.
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
We reported net deferred tax liabilities of $3.5 million and $3.1 million at April 30, 2011 and January 29, 2011, respectively. In assessing the realizability of our deferred tax assets, we considered whether it is more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Significant weight is given to evidence that can be objectively verified. As a result, current or previous losses are given more weight than any projected future taxable income. In addition, a recent three-year historical cumulative loss is considered a significant element of negative evidence that is difficult to overcome.
We evaluate our deferred tax assets each reporting period, including assessment of the Company’s cumulative income or loss over the prior three-year period, to determine if valuation allowances are required. With respect to our reviews during 2010, our three-year historical cumulative loss and the continuation of uncertain near-term economic conditions impeded our ability to rely on our projections of future taxable income in assessing valuation allowance requirements. As such, we concluded that it was necessary to maintain a full valuation allowance on our net deferred tax assets. With respect to our review in the first quarter of 2011, we concluded it was necessary to continue the position of a full valuation allowance on our net deferred tax assets.
Our deferred tax asset valuation allowance totaled $141.0 million and $126.3 million at April 30, 2011 and January 29, 2011, respectively. If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may need to be adjusted, which could materially impact our financial position and results of operations. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard for realization, the valuation allowance would be reduced accordingly in the period that such a conclusion is reached. If reduced, a maximum of $1.6 million of the valuation allowance reduction would result in an increase to paid in capital rather than an income tax benefit.

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
Long-lived Assets
Property, fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in our business model or capital strategy can result in the actual useful lives differing from estimates. In cases where we determined that the useful life of property, fixtures and equipment should be shortened, we depreciated the net book value in excess of the salvage value over the revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or leasehold improvements could also result in shortened useful lives. Our net property, fixtures and equipment totaled $685.7 million and $703.4 million at April 30, 2011 and January 29, 2011, respectively.
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
Intangible Assets
Net intangible assets totaled $128.0 million and $130.1 million at April 30, 2011 and January 29, 2011, respectively. Our intangible assets at April 30, 2011 are principally comprised of $62.4 million of lease interests that relate to below-market-rate leases and $65.6 million associated with trade names, private label brand names and customer lists. The lease-related interests are being amortized using a straight-line method. The customer lists are being amortized using a declining-balance method. At April 30, 2011, trade names and private label brand names of $54.0 million have been deemed as having indefinite lives.

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

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Recently Issued Accounting Standards
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”), amending FASB Codification Topic 820 (“ASC 820”) on fair value measurements and disclosures. The amendments (1) clarify the Board’s intent regarding application of existing fair value measurement guidance, (2) revise certain measurement and disclosure requirements that change or modify a principle to achieve convergence with international accounting standards and (3) expand the information required to be disclosed with respect to fair value measurements categorized in Level 3 fair value measurements. The amendments to ASC 820 made by ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011. We do not expect the adoption of ASU 2011-04 to have a material impact on our consolidated financial statements.
Forward-Looking Statements
Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission contain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which may be identified by words such as “may,” “could,” “would,” “will,” “plan,” “expect,” “believe,” “anticipate,” “estimate,” “project,” “intend” or other similar expressions, involve important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. Factors that could cause such differences include, but are not limited to, risks related to retail businesses generally; a significant and prolonged deterioration of general economic conditions which could negatively impact the Company, including the potential write-down of the current valuation of intangible assets and deferred taxes; changes in the terms of the Company’s proprietary credit card program; potential increase in pension obligations; consumer spending patterns, debt levels, and the availability and cost of consumer credit; additional competition from existing and new competitors; inflation; deflation; changes in the costs of fuel and other energy and transportation costs; weather conditions that could negatively impact sales; uncertainties associated with expanding or remodeling existing stores; the ability to attract and retain qualified management; the dependence upon relationships with vendors and their factors; a data security breach or system failure; the ability to reduce or control SG&A expenses; the incurrence of unplanned capital expenditures; the ability to obtain financing for working capital, capital expenditures and general corporate purposes; the impact of new regulatory requirements including the Credit Card Accountability Responsibility and Disclosure Act of 2009 and the Health Care Reform Act; the inability or limitations on the Company’s ability to favorably adjust the valuation allowance on deferred tax assets; and the financial condition of mall operators. Additional factors that could cause the Company’s actual results to differ from those contained in these forward-looking statements are discussed in greater detail under Item 1A of the Company’s Form 10-K filed with the Securities and Exchange Commission.

THE BON-TON STORES, INC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk and Financial Instruments
Refer to disclosures contained on page 35 of our 2010 Annual Report on Form 10-K. There have been no material changes in our exposures, risk management strategies, or hedging positions since January 29, 2011.

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
Changes in Internal Control over Financial Reporting
There were no changes to our internal controls over financial reporting that occurred during the thirteen weeks ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

THE BON-TON STORES, INC.
PART II: OTHER INFORMATION

ITEM 6.	EXHIBITS
(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

Exhibit		Description	Document Location

10.1	*	Employment Agreement with Barbara J. Schrantz	Incorporated by reference to Exhibit 10.7(a) to the Annual Report on Form 10-K for the fiscal year ended January 29, 2011

10.2		Sixth Amendment to the Credit Card Program Agreement between The Bon-Ton Stores, Inc. and HSBC Bank Nevada, N.A.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 3, 2011**

10.3
Second Amended and Restated Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp. and the other credit parties and lender parties thereto
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 24, 2011

10.4	*	Amendment No. 1 to Employment Agreement with Anthony Buccina	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 15, 2011

10.5	*	Employment Agreement with Stephen Byers	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 4, 2011

31.1		Certification of Byron L. Bergren	Filed herewith

31.2		Certification of Keith E. Plowman	Filed herewith

32.1		Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

*	Constitutes a management contract or compensatory plan or arrangement.

**	Portions of the document have been omitted pursuant to a request for confidential treatment.

THE BON-TON STORES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BON-TON STORES, INC.
DATE: June 6, 2011	BY:	/s/ Byron L. Bergren
Byron L. Bergren
President and Chief Executive Officer

DATE: June 6, 2011	BY:	/s/ Keith E. Plowman
Keith E. Plowman
Executive Vice President, Chief Financial Officer and Principal Accounting Officer