Form 10-Q
period 2011-07-30
BON TON STORES INC
filed 2011-09-07
CIK 878079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarter ended July 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 26, 2011, there were 16,737,576 shares of Common Stock, $.01 par value, and 2,951,490 shares of Class A Common Stock, $.01 par value, outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 6. EXHIBITS
SIGNATURES
Exhibit 3.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
THE BON-TON STORES, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)	July 30,	January 29,
(Unaudited)	2011	2011
Assets
Current assets:
Cash and cash equivalents	$13,449	$16,339
Merchandise inventories	688,878	682,324
Prepaid expenses and other current assets	69,950	78,418

Total current assets	772,277	777,081

Property, fixtures and equipment at cost, net of accumulated depreciation and amortization of $706,626 and $657,541 at July 30, 2011 and January 29, 2011, respectively	681,268	703,432
Deferred income taxes	10,793	9,587
Intangible assets, net of accumulated amortization of $50,440 and $46,245 at July 30, 2011 and January 29, 2011, respectively	125,884	130,080
Other long-term assets	31,352	36,059

Total assets	$1,621,574	$1,656,239

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$229,456	$175,249
Accrued payroll and benefits	29,423	45,769
Accrued expenses	152,604	167,204
Current maturities of long-term debt	7,184	6,978
Current maturities of obligations under capital leases	5,364	5,825
Deferred income taxes	14,754	12,709
Income taxes payable	504	137

Total current liabilities	439,289	413,871

Long-term debt, less current maturities	869,352	856,687
Obligations under capital leases, less current maturities	58,638	61,043
Other long-term liabilities	142,713	141,286

Total liabilities	1,509,992	1,472,887

Contingencies (Note 11)

Shareholders’ equity:
Preferred Stock — authorized 5,000,000 shares at $0.01 par value; no shares issued	—	—
Common Stock — authorized 40,000,000 shares at $0.01 par value; issued shares of 17,075,376 and 16,520,859 at July 30, 2011 and January 29, 2011, respectively	171	165
Class A Common Stock — authorized 20,000,000 shares at $0.01 par value; issued and outstanding shares of 2,951,490 at July 30, 2011 and January 29, 2011	30	30
Treasury stock, at cost — 337,800 shares at July 30, 2011 and January 29, 2011	(1,387)	(1,387)
Additional paid-in-capital	152,765	153,331
Accumulated other comprehensive loss	(37,511)	(36,498)
(Accumulated deficit) retained earnings	(2,486)	67,711

Total shareholders’ equity	111,582	183,352

Total liabilities and shareholders’ equity	$1,621,574	$1,656,239

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
(In thousands except per share data)	July 30,	July 31,	July 30,	July 31,
(Unaudited)	2011	2010	2011	2010

Net sales	$595,480	$608,596	$1,245,361	$1,269,969
Other income	13,790	14,024	28,390	27,862

	609,270	622,620	1,273,751	1,297,831

Costs and expenses:
Costs of merchandise sold	373,918	377,151	793,185	791,491
Selling, general and administrative	219,786	224,163	441,825	452,076
Depreciation and amortization	26,221	26,516	50,734	52,740
Amortization of lease-related interests	1,194	1,147	2,389	2,293

Loss from operations	(11,849)	(6,357)	(14,382)	(769)
Interest expense, net	22,762	28,177	46,067	56,690
Loss on extinguishment of debt	—	—	9,450	—

Loss before income taxes	(34,611)	(34,534)	(69,899)	(57,459)
Income tax benefit	(2,311)	(804)	(1,611)	(187)

Net loss	$(32,300)	$(33,730)	$(68,288)	$(57,272)

Per share amounts —
Basic:
Net loss	$(1.78)	$(1.91)	$(3.79)	$(3.24)

Diluted:
Net loss	$(1.78)	$(1.91)	$(3.79)	$(3.24)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	TWENTY-SIX
	WEEKS ENDED
(In thousands)	July 30,	July 31,
(Unaudited)	2011	2010
Cash flows from operating activities:
Net loss	$(68,288)	$(57,272)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	50,734	52,740
Amortization of lease-related interests	2,389	2,293
Share-based compensation expense	2,639	3,406
(Gain) loss on sale of property, fixtures and equipment	(58)	151
Reclassifications of other comprehensive loss	2,211	3,906
Loss on extinguishment of debt	9,450	—
Amortization of deferred financing costs	4,301	4,622
Amortization of deferred gain on sale of proprietary credit card portfolio	(1,207)	(1,207)
Deferred income tax (benefit) provision	(2,386)	810
Changes in operating assets and liabilities:
Increase in merchandise inventories	(6,554)	(16,237)
Decrease in prepaid expenses and other current assets	8,469	18,588
Decrease in other long-term assets	589	3,569
Increase in accounts payable	65,373	54,141
Decrease in accrued payroll and benefits and accrued expenses	(32,226)	(22,552)
Increase in income taxes payable	367	193
Increase (decrease) in other long-term liabilities	3,418	(1,969)

Net cash provided by operating activities	39,221	45,182

Cash flows from investing activities:
Capital expenditures	(26,666)	(20,105)
Proceeds from sale of property, fixtures and equipment	134	23

Net cash used in investing activities	(26,532)	(20,082)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(342,157)	(305,395)
Proceeds from issuance of long-term debt	348,398	280,094
Cash dividends paid	(947)	—
Restricted shares forfeited in lieu of payroll taxes	(3,584)	(4,082)
Proceeds from stock options exercised	385	—
Deferred financing costs paid	(5,869)	(714)
(Decrease) increase in book overdraft balances	(11,805)	1,357

Net cash used in financing activities	(15,579)	(28,740)

Net decrease in cash and cash equivalents	(2,890)	(3,640)

Cash and cash equivalents at beginning of period	16,339	18,922

Cash and cash equivalents at end of period	$13,449	$15,282

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other	(Accumulated
		Class A		Additional	Compre-	Deficit)
(In thousands except per share data)	Common	Common	Treasury	Paid-in	hensive	Retained
(Unaudited)	Stock	Stock	Stock	Capital	Loss	Earnings	Total

BALANCE AT JANUARY 29, 2011	$165	$30	$(1,387)	$153,331	$(36,498)	$67,711	$183,352

Comprehensive loss (Note 12):
Net loss	—	—	—	—	—	(68,288)	(68,288)
Pension and postretirement benefit plans	—	—	—	—	1,005	—	1,005
Cash flow derivatives, net of $3,224 tax benefit	—	—	—	—	(2,018)	—	(2,018)

Total comprehensive loss							(69,301)

Dividends to shareholders, $0.10 per share	—	—	—	—	—	(1,909)	(1,909)
Restricted shares forfeited in lieu of payroll taxes	(2)	—	—	(3,582)	—	—	(3,584)
Proceeds from stock options exercised	1	—	—	384	—	—	385
Share-based compensation expense	7	—	—	2,632	—	—	2,639

BALANCE AT JULY 30, 2011	$171	$30	$(1,387)	$152,765	$(37,511)	$(2,486)	$111,582

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
For purposes of the following discussion, references to the “first quarter of 2011” and the “first quarter of 2010” are to the 13 weeks ended April 30, 2011 and May 1, 2010, respectively. References to the “second quarter of 2011” and the “second quarter of 2010” are to the 13 weeks ended July 30, 2011 and July 31, 2010, respectively. References to “fiscal 2011” are to the 52 weeks ending January 28, 2012; references to “fiscal 2010” are to the 52 weeks ended January 29, 2011.
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
Recently Adopted Accounting Standards
In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which requires disclosures regarding recurring or nonrecurring fair value measurements. The Company adopted certain required provisions of ASU 2010-06 in the first quarter of 2010. In the first quarter of 2011, the Company adopted the remaining provision of ASU 2010-06 requiring companies to provide information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. As the Company has no financial assets or liabilities carried at fair value and measured on a recurring basis categorized as a Level 3 fair value measurement, there are no additional disclosure requirements (see Note 3).

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
2. PER-SHARE AMOUNTS
The following table presents a reconciliation of net loss and weighted average shares outstanding used in basic and diluted earnings (loss) per share (“EPS”) calculations for each period presented:

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010

Basic Loss Per Common Share
Net loss	$(32,300)	$(33,730)	$(68,288)	$(57,272)
Less: Income allocated to participating securities	—	—	—	—

Net loss available to common shareholders	$(32,300)	$(33,730)	$(68,288)	$(57,272)

Weighted average common shares outstanding	18,109,681	17,627,530	18,026,635	17,655,268

Basic loss per common share	$(1.78)	$(1.91)	$(3.79)	$(3.24)

Diluted Loss Per Common Share
Net loss	$(32,300)	$(33,730)	$(68,288)	$(57,272)
Less: Income allocated to participating securities	—	—	—	—

Net loss available to common shareholders	$(32,300)	$(33,730)	$(68,288)	$(57,272)

Weighted average common shares outstanding	18,109,681	17,627,530	18,026,635	17,655,268
Common shares issuable — stock options	—	—	—	—

Weighted average common shares outstanding assuming dilution	18,109,681	17,627,530	18,026,635	17,655,268

Diluted loss per common share	$(1.78)	$(1.91)	$(3.79)	$(3.24)

Due to the Company’s net loss position, weighted average unvested restricted shares (participating securities) of 1,423,355 and 1,341,944 for the second quarter in each of 2011 and 2010, respectively, and 1,384,540 and 1,175,417 for the 26 weeks ended July 30, 2011 and July 31, 2010, respectively, were not considered in the calculation of net loss available to common shareholders used for both basic and diluted EPS.
In addition, weighted average stock option shares (non-participating securities) of 983,955 and 1,057,201 for the second quarter in each of 2011 and 2010, respectively, and 1,003,384 and 1,061,464 for the 26 weeks ended July 30, 2011 and July 31, 2010, respectively, were excluded from the calculation of diluted EPS as they would have been antidilutive. Certain of these stock option shares were excluded solely due to the Company’s net loss position. Had the Company reported net income for the second quarter in each of 2011 and 2010, these shares would have had an effect of 209,003 and 252,552 dilutive shares, respectively, for purposes of calculating diluted EPS. Had the Company reported net income for the 26 weeks ended July 30, 2011 and July 31, 2010, these shares would have had an effect of 263,371 and 262,905 dilutive shares, respectively, for purposes of calculating diluted EPS.

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
Prior to their maturity on July 14, 2011, the Company held two interest rate swap contracts required to be measured at fair value on a recurring basis (see Note 4). The fair values of these interest rate swap contracts were derived from discounted cash flow analysis utilizing an interest rate yield curve that was readily available to the public or could be derived from information available in publicly quoted markets. Therefore, the Company had categorized these interest rate swap contracts as a Level 2 fair value measurement. There was no change in the valuation technique used to determine the fair value of the interest rate swap contracts.
The interest rate swap contracts liability comprised the entirety of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis. The carrying value of the interest rate swap contracts liability prior to their maturity on July 14, 2011 is as follows:

Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)

January 29, 2011	$2,288	$—	$2,288	$—

The carrying values of the Company’s cash and cash equivalents, accounts payable and financial instruments reported within prepaid expenses and other current assets and other long-term assets approximate fair value. The carrying value of the Company’s long-term debt, including current maturities but excluding capital leases, was $876,536 and $863,665 at July 30, 2011 and January 29, 2011, respectively, and the estimated fair value was $870,840 and $869,539 at July 30, 2011 and January 29, 2011, respectively. The fair value estimate of the Company’s long-term debt is based on quoted market rates available to the Company or discounted cash flow analysis as appropriate.
4. INTEREST RATE DERIVATIVES
It is the policy of the Company to identify on a continuing basis the need for debt capital and evaluate financial risks inherent in funding the Company with debt capital. In conjunction with this ongoing review, the debt portfolio and hedging program of the Company is managed to: (1) reduce funding risk with respect to borrowings made or to be made by the Company to preserve the Company’s access to debt capital and provide debt capital as required for funding and liquidity purposes, and (2) control the aggregate interest rate risk of the debt portfolio. The Company has previously entered and may in the future enter into interest rate swap agreements to change the fixed/variable interest rate mix of the debt portfolio in order to maintain an appropriate balance of fixed-rate and variable-rate debt and to mitigate the impact of volatile interest rates. These derivatives are accounted for in accordance with ASC 815, Derivatives and Hedging (“ASC 815”).

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
The Company had two interest rate swap contracts to effectively convert a portion of its variable-rate debt to fixed-rate debt, both of which were entered into on July 14, 2006 and expired on July 14, 2011. These contracts entailed the exchange of fixed-rate and floating-rate interest payments periodically over the life of the agreement. The floating-rate interest payments were based on three-month LIBOR rates. The following indicates the notional amounts and the range of fixed-rates associated with these expired interest rate swap contracts:

Fixed swaps (notional amount)	$100,000
Range of pay rate	5.48%-5.49%
The following table summarizes the fair value (see Note 3) and presentation of the interest rate swap contracts in the consolidated balance sheet prior to their expiration on July 14, 2011:

	Balance Sheet Location	Derivative Assets	Derivative Liabilities

January 29, 2011	Accrued expenses	$—	$2,288
On December 4, 2009, the Company amended and restated its prior senior secured credit facility, at which time the Company de-designated and re-measured its two interest rate swaps and discontinued hedge accounting prospectively in accordance with ASC 815. Specifically, ASC 815 requires the immediate recognition of the expected cumulative ineffectiveness, with the remaining amount to remain in AOCI and be reclassified into the statement of operations as the originally hedged forecasted transactions affect the statement of operations. All changes in fair value after December 4, 2009 were recognized in interest expense.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
The following table summarizes the effect of the interest rate swaps on the consolidated statement of operations and AOCI, after being de-designated on December 4, 2009:

				Amount of
	Location of Loss	Amount of Loss		Loss
	Reclassified from	Reclassified	Location of Loss	Recognized
	AOCI to the	from AOCI to	Recognized in	in the
	Statement of	the Statement of	the Statement of	Statement of
	Operations	Operations	Operations	Operations
13 Weeks Ended July 30, 2011	Interest expense, net	$754	Interest expense, net	$37
13 Weeks Ended July 31, 2010	Interest expense, net	$995	Interest expense, net	$437
26 Weeks Ended July 30, 2011	Interest expense, net	$1,206	Interest expense, net	$93
26 Weeks Ended July 31, 2010	Interest expense, net	$1,966	Interest expense, net	$843
Due to the interest rate swap contracts expiring on July 14, 2011, there is no remaining balance in AOCI related to the swaps.
5. SUPPLEMENTAL BALANCE SHEET INFORMATION
Prepaid expenses and other current assets were comprised of the following:

	July 30,	January 29,
	2011	2011
Prepaid expenses	$35,973	$28,367
Other receivables	33,977	50,051

Total	$69,950	$78,418

6. SUPPLEMENTAL CASH FLOW INFORMATION
The following supplemental cash flow information is provided for the periods reported:

	TWENTY-SIX
	WEEKS ENDED
	July 30,	July 31,
	2011	2010

Cash paid for:
Interest, net of amounts capitalized	$45,820	$52,014
Income taxes, net of refunds received	546	(6,861)

Non-cash investing and financing activities:
Property, fixtures and equipment included in accrued expenses	$4,655	$2,361
Declared dividends to shareholders included in accrued expenses	962	—

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
7. EXIT OR DISPOSAL ACTIVITIES
The following table summarizes exit or disposal activities during the 26 weeks ended July 30, 2011 related to involuntary associate termination costs and other closing costs associated with the Company’s store closings in fiscal 2010 and the lease termination costs associated with the relocation of a store in fiscal 2011:

	Termination	Other
	Benefits	Costs	Total
Balance as of January 29, 2011	$109	$88	$197
Provision:
Thirteen weeks ended April 30, 2011	(10)	922	912
Thirteen weeks ended July 30, 2011	—	—	—
Payments:
Thirteen weeks ended April 30, 2011	(99)	(83)	(182)
Thirteen weeks ended July 30, 2011	—	—	—

Balance as of July 30, 2011	$—	$927	$927

The above provision was included within selling, general and administrative expense.
8. EMPLOYEE DEFINED AND POSTRETIREMENT BENEFIT PLANS
The Company provides benefits to certain current and former associates who are eligible under a defined benefit pension plan and various supplemental pension plans (collectively, the “Pension Plans”). Net periodic benefit expense for the Pension Plans includes the following (income) and expense components:

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Interest cost	$2,374	$2,543	$4,747	$5,086
Expected return on plan assets	(2,358)	(1,977)	(4,717)	(3,954)
Recognition of net actuarial loss	627	970	1,255	1,940

Net periodic benefit expense	$643	$1,536	$1,285	$3,072

During the 26 weeks ended July 30, 2011, contributions of $437 were made to the Pension Plans. The Company anticipates contributing an additional $381 to fund the Pension Plans in fiscal 2011 for an annual total of $818.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
The Company also provides medical and life insurance benefits to certain former associates under a postretirement benefit plan (“Postretirement Benefit Plan”). Net periodic benefit (income) expense for the Postretirement Benefit Plan includes the following (income) and expense components:

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Interest cost	$46	$82	$91	$163
Recognition of net actuarial gain	(125)	—	(250)	—

Net periodic benefit (income) expense	$(79)	$82	$(159)	$163

During the 26 weeks ended July 30, 2011, the Company contributed $179 to fund the Postretirement Benefit Plan, and anticipates contributing an additional $427 in fiscal 2011 for a net annual total of $606.
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
On March 21, 2011, The Bon-Ton Department Stores, Inc.; The Elder-Beerman Stores Corp.; Carson Pirie Scott II, Inc.; Bon-Ton Distribution, Inc.; and McRIL, LLC, as borrowers (the “Borrowers”), and the Company and certain other subsidiaries as obligors (together with the Borrowers and the Company, the “Obligors”) entered into a $625,000 senior secured asset-based Second Amended and Restated Loan and Security Agreement that expires on the earlier of (a) March 21, 2016 and (b) the date that is 60 days prior to the earlier of the maturity date of the senior unsecured notes and the mortgage loan facility (the “Second Amended Revolving Credit Facility”). The Second Amended Revolving Credit Facility replaced the Company’s prior $675,000 revolving credit facility, which was scheduled to mature on June 4, 2013. The proceeds of the Second Amended Revolving Credit Facility were used to pay the outstanding balance under the pre-existing revolving credit facility and will be used for other general corporate purposes. Unamortized deferred financing fees of $1,271 related to the prior facility were accelerated on the date of the agreement and recognized in loss on extinguishment of debt.
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
As of July 30, 2011, the Company had borrowings of $124,145 under the Second Amended Revolving Credit Facility, with $386,049 of borrowing availability (before taking into account the minimum borrowing availability covenant).
10. INCOME TAXES
The provisions codified within ASC Topic 740, Income Taxes (“ASC 740”), require companies to assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. In accordance with ASC 740, the Company maintained a full valuation allowance throughout fiscal 2010 and the 26 weeks ended July 30, 2011 on all the Company’s net deferred tax assets. The Company’s deferred tax asset valuation allowance totaled $155,124 and $126,333 at July 30, 2011 and January 29, 2011, respectively.
Given the Company’s valuation allowance position, no tax benefit was recognized on the Company’s loss before income taxes in the 13 and 26 weeks ended July 30, 2011 and July 31, 2010. The income tax benefit of $1,611 recorded in the 26 weeks ended July 30, 2011 reflects a $3,224 benefit resulting from reclassifying from accumulated other comprehensive loss the residual tax effect associated with certain interest rate swap contracts which expired on July 14, 2011, partially offset by certain state income tax expense and recognition of deferred tax liabilities associated with indefinite-lived assets. The income tax benefit of $187 recorded in the 26 weeks ended July 31, 2010 includes a $1,496 benefit resulting from recognition of uncertain tax positions due to a statute of limitations expiration, partially offset by certain state income tax expense and recognition of deferred tax liabilities associated with indefinite-lived assets.
As of July 30, 2011, it is reasonably possible that gross unrecognized tax benefits could decrease by $328 within the next 12 months due to the expiration of certain statutes of limitations and potential resolution of audits with respect to state tax positions.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
11. CONTINGENCIES
In October 2010, the Company became aware that a third-party it had contracted with as its agent to receive, monitor and pay utility bills for the Company’s properties was delinquent in its payment of the Company’s utility bills, despite timely receipt of funds from the Company. On November 3, 2010, the Company filed suit against this third-party agent, Utility Account Billing Services, Inc., and its affiliate Synergy Energy Holdings, LLC, in Supreme Court, State of New York, County of Erie. In June 2011, summary judgment was granted in favor of the Company for the full amount of the claim of $3,117, and the Company has initiated efforts to collect on that judgment. Additionally, the Company filed a claim with one of its insurance carriers, and in July 2011 entered into a settlement agreement with the insurance carrier, payment for which has been received. Per the settlement agreement, the insurance carrier will be reimbursed by the Company for collections from the judgment that exceed the difference between the full amount of the claim under the lawsuit and the insurance payment received.
The Company is party to legal proceedings and claims that arise during the ordinary course of business. In the opinion of management, the ultimate outcome of any such litigation and claims will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.
12. COMPREHENSIVE LOSS
Comprehensive loss was determined as follows:

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010

Net loss	$(32,300)	$(33,730)	$(68,288)	$(57,272)

Other comprehensive income (loss):
Amortization of pension and postretirement benefit plans	502	970	1,005	1,940
Amortization of cash flow derivatives, net of tax benefit in the current year	(2,470)	995	(2,018)	1,966

Comprehensive loss	$(34,268)	$(31,765)	$(69,301)	$(53,366)

As a result of the deferred tax asset valuation allowance maintained throughout fiscal 2010 and the 26 weeks ended July 30, 2011, the changes recognized within other comprehensive income were recorded on a gross basis for all periods presented with regard to the pension and postretirement benefit plans and for the 13 and 26 weeks ended July 31, 2010 with regard to the cash flow derivatives. The changes recognized within other comprehensive loss for the 13 and 26 weeks ended July 30, 2011 with regard to the cash flow derivatives are net of a $3,224 tax benefit resulting from the reclassification of the residual tax effect associated with certain interest rate swap contracts which expired on July 14, 2011 (see Note 10).
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
The condensed consolidating financial information for the Company, the Issuer and the Company’s guarantor and non-guarantor subsidiaries as of July 30, 2011 and January 29, 2011 and for the second quarter in each of 2011 and 2010 and the 26 weeks ended July 30, 2011 and July 31, 2010 as presented below has been prepared from the books and records maintained by the Company, the Issuer and the guarantor and non-guarantor subsidiaries. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the guarantor and non-guarantor subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from affiliates will exist at any time.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Balance Sheet
July 30, 2011

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$3,034	$10,414	$—	$—	$13,449
Merchandise inventories	—	368,807	320,071	—	—	688,878
Prepaid expenses and other current assets	—	57,164	12,740	580	(534)	69,950

Total current assets	1	429,005	343,225	580	(534)	772,277

Property, fixtures and equipment at cost, net	—	182,935	225,648	272,685	—	681,268
Deferred income taxes	—	4,509	6,284	—	—	10,793
Intangible assets, net	—	52,879	73,005	—	—	125,884
Investment in and advances to affiliates	111,581	454,756	212,280	316	(778,933)	—
Other long-term assets	—	26,286	1,095	3,971	—	31,352

Total assets	$111,582	$1,150,370	$861,537	$277,552	$(779,467)	$1,621,574

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$229,456	$—	$—	$—	$229,456
Accrued payroll and benefits	—	20,830	8,593	—	—	29,423
Accrued expenses	—	72,226	79,631	1,281	(534)	152,604
Current maturities of long-term debt and obligations under capital leases	—	2,669	2,695	7,184	—	12,548
Deferred income taxes	—	6,925	7,829	—	—	14,754
Income taxes payable	—	490	14	—	—	504

Total current liabilities	—	332,596	98,762	8,465	(534)	439,289

Long-term debt and obligations under capital leases, less current maturities	—	641,803	50,980	235,207	—	927,990
Other long-term liabilities	—	91,227	50,060	1,426	—	142,713

Total liabilities	—	1,065,626	199,802	245,098	(534)	1,509,992

Shareholders’ equity	111,582	84,744	661,735	32,454	(778,933)	111,582

Total liabilities and shareholders’ equity	$111,582	$1,150,370	$861,537	$277,552	$(779,467)	$1,621,574

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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
Thirteen Weeks Ended July 30, 2011

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$258,455	$337,025	$—	$—	$595,480
Other income	—	5,625	8,165	—	—	13,790

	—	264,080	345,190	—	—	609,270

Costs and expenses:
Costs of merchandise sold	—	162,496	211,422	—	—	373,918
Selling, general and administrative	—	100,187	128,178	27	(8,606)	219,786
Depreciation and amortization	—	10,119	13,307	2,795	—	26,221
Amortization of lease-related interests	—	617	577	—	—	1,194

Loss from operations	—	(9,339)	(8,294)	(2,822)	8,606	(11,849)

Other income (expense):
Intercompany rental and royalty income	—	—	1,490	7,116	(8,606)	—
Equity in losses of subsidiaries	(34,611)	(9,457)	—	—	44,068	—
Interest expense, net	—	(15,815)	(2,967)	(3,980)	—	(22,762)

(Loss) income before income taxes	(34,611)	(34,611)	(9,771)	314	44,068	(34,611)
Income tax (benefit) provision	(2,311)	(2,311)	339	—	1,972	(2,311)

Net (loss) income	$(32,300)	$(32,300)	$(10,110)	$314	$42,096	$(32,300)

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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
Twenty-Six Weeks Ended July 30, 2011

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$540,684	$704,677	$—	$—	$1,245,361
Other income	—	11,655	16,735	—	—	28,390

	—	552,339	721,412	—	—	1,273,751

Costs and expenses:
Costs of merchandise sold	—	344,469	448,716	—	—	793,185
Selling, general and administrative	—	201,164	257,987	52	(17,378)	441,825
Depreciation and amortization	—	19,405	25,594	5,735	—	50,734
Amortization of lease-related interests	—	1,234	1,155	—	—	2,389

Loss from operations	—	(13,933)	(12,040)	(5,787)	17,378	(14,382)

Other income (expense):
Intercompany rental and royalty income	—	—	3,075	14,303	(17,378)	—
Equity in losses of subsidiaries	(69,899)	(14,375)	—	—	84,274	—
Interest expense, net	—	(32,141)	(5,942)	(7,984)	—	(46,067)
Loss on extinguishment of debt	—	(9,450)	—	—	—	(9,450)

(Loss) income before income taxes	(69,899)	(69,899)	(14,907)	532	84,274	(69,899)
Income tax (benefit) provision	(1,611)	(1,611)	704	—	907	(1,611)

Net (loss) income	$(68,288)	$(68,288)	$(15,611)	$532	$83,367	$(68,288)

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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Cash Flows
Twenty-Six Weeks Ended July 30, 2011

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$4,531	$18,957	$17,869	$6,546	$(8,682)	$39,221

Cash flows from investing activities:
Capital expenditures	—	(14,266)	(12,400)	—	—	(26,666)
Intercompany investing activity	(385)	(4)	—	—	389	—
Proceeds from sale of property, fixtures and equipment	—	123	11	—	—	134

Net cash used in investing activities	(385)	(14,147)	(12,389)	—	389	(26,532)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(337,394)	(1,274)	(3,489)	—	(342,157)
Proceeds from issuance of long-term debt	—	348,398	—	—	—	348,398
Intercompany financing activity	—	(947)	(4,289)	(3,057)	8,293	—
Cash dividends paid	(947)	—	—	—	—	(947)
Restricted shares forfeited in lieu of payroll taxes	(3,584)	—	—	—	—	(3,584)
Proceeds from stock options exercised	385	—	—	—	—	385
Deferred financing costs paid	—	(5,869)	—	—	—	(5,869)
Decrease in book overdraft balances	—	(11,805)	—	—	—	(11,805)

Net cash used in financing activities	(4,146)	(7,617)	(5,563)	(6,546)	8,293	(15,579)

Net decrease in cash and cash equivalents	—	(2,807)	(83)	—	—	(2,890)

Cash and cash equivalents at beginning of period	1	5,841	10,497	—	—	16,339

Cash and cash equivalents at end of period	$1	$3,034	$10,414	$—	$—	$13,449

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Cash Flows
Twenty-Six Weeks Ended July 31, 2010

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$4,082	$26,969	$15,349	$8,320	$(9,538)	$45,182

Cash flows from investing activities:
Capital expenditures	—	(9,652)	(10,453)	—	—	(20,105)
Intercompany investing activity	—	(29)	—	—	29	—
Proceeds from sale of property, fixtures and equipment	—	9	14	—	—	23

Net cash used in investing activities	—	(9,672)	(10,439)	—	29	(20,082)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(300,953)	(1,182)	(3,260)	—	(305,395)
Proceeds from issuance of long-term debt	—	280,094	—	—	—	280,094
Intercompany financing activity	—	—	(4,449)	(5,060)	9,509	—
Restricted shares forfeited in lieu of payroll taxes	(4,082)	—	—	—	—	(4,082)
Deferred financing costs paid	—	(714)	—	—	—	(714)
Increase in book overdraft balances	—	1,357	—	—	—	1,357

Net cash used in financing activities	(4,082)	(20,216)	(5,631)	(8,320)	9,509	(28,740)

Net decrease in cash and cash equivalents	—	(2,919)	(721)	—	—	(3,640)

Cash and cash equivalents at beginning of period	1	9,962	8,959	—	—	18,922

Cash and cash equivalents at end of period	$1	$7,043	$8,238	$—	$—	$15,282

14. SUBSEQUENT EVENT
On August 23, 2011, the Company declared a quarterly cash dividend of $0.05 per share on shares of Class A common stock and common stock, payable November 1, 2011 to shareholders of record as of October 14, 2011.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For purposes of the following discussion, references to the “first quarter of 2011” are to the 13 weeks ended April 30, 2011. References to the “second quarter of 2011” and the “second quarter of 2010” are to the 13 weeks ended July 30, 2011 and July 31, 2010, respectively. References to “2011” and “2010” are to the 26 weeks ended July 30, 2011 and July 31, 2010, respectively. References to “fiscal 2011” are to the 52-week period ending January 28, 2012; references to “fiscal 2010” are to the 52-week period ended January 29, 2011. References to “the Company,” “we,” “us,” and “our” refer to The Bon-Ton Stores, Inc. and its subsidiaries.
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
Fiscal 2011 Guidance
We have identified near-term opportunities for growth and resource optimization, as well as challenges, including general macroeconomic conditions that may affect our customers and our business. As the consumer environment remains uncertain, we are continuing to plan our business conservatively. On August 18, 2011, we revised our earnings per diluted share guidance to a range of $0.70 to $1.00 and provided the following assumptions with respect to our revised fiscal 2011 guidance:
•	a comparable store sales performance ranging from even with to a 1% increase over fiscal 2010 levels;
•	a gross margin rate ranging from 70 to 80 basis points lower than the fiscal 2010 rate of 37.6%;
•	an SG&A expense rate to sales projected to remain even with, or slightly below, the fiscal 2010 rate of 31.6%;
•	an effective tax rate of 38%;
•	capital expenditures not to exceed $70 million, net of external contributions; and
•	an estimated 19.5 million to 20.0 million average diluted shares outstanding.
In anticipation of pricing pressures on our merchandise costs in fiscal 2011, we are leveraging our sourcing capabilities, adjusting our product mix and, where appropriate, selectively increasing prices on those goods that allow for more price elasticity, while maintaining competitive value on highly sensitive commodities. Given these challenges, coupled with the adverse impact of increased markdowns taken in 2011, we are projecting a fiscal 2011 gross margin rate lower than the fiscal 2010 rate.

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
On March 21, 2011, we entered into a $625.0 million senior secured Second Amended and Restated Loan and Security Agreement that expires on the earlier of (a) March 21, 2016 and (b) the date that is 60 days prior to the earlier of the maturity date of the senior unsecured notes and the mortgage loan facility (the “Second Amended Revolving Credit Facility”). The Second Amended Revolving Credit Facility replaced our prior $675.0 million asset-based revolving credit facility (the “2009 Revolving Credit Facility”), which was scheduled to mature on June 4, 2013. The proceeds of the Second Amended Revolving Credit Facility were used to pay the outstanding balance under the 2009 Revolving Credit Facility and will be used for other general corporate purposes. The Second Amended Revolving Credit Facility implemented interest rate reductions and generally favorable revisions regarding the facility requirements and financial covenant. See Note 9 of the Notes to Consolidated Financial Statements for further discussion of the Second Amended Revolving Credit Facility.
Results of Operations
The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Other income	2.3	2.3	2.3	2.2

	102.3	102.3	102.3	102.2

Costs and expenses:
Costs of merchandise sold	62.8	62.0	63.7	62.3
Selling, general and administrative	36.9	36.8	35.5	35.6
Depreciation and amortization	4.4	4.4	4.1	4.2
Amortization of lease-related interests	0.2	0.2	0.2	0.2

Loss from operations	(2.0)	(1.0)	(1.2)	(0.1)
Interest expense, net	3.8	4.6	3.7	4.5
Loss on extinguishment of debt	—	—	0.8	—

Loss before income taxes	(5.8)	(5.7)	(5.6)	(4.5)
Income tax benefit	(0.4)	(0.1)	(0.1)	—

Net loss	(5.4)%	(5.5)%	(5.5)%	(4.5)%

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Second Quarter of 2011 Compared with Second Quarter of 2010
Net sales: Net sales in the second quarter of 2011 were $595.5 million, compared with $608.6 million in the second quarter of 2010, reflecting a decrease of 2.2%. Comparable store sales decreased 1.5% as unseasonable weather in our markets hampered sales of seasonal merchandise. Sales in merchandise categories with more traditional goods were particularly challenged, as our customer is expressing a preference for updated styling. Investments in our eCommerce business resulted in significantly higher eCommerce sales in the period; we are supporting growth in eCommerce operations with continued website improvements, expansion of our distribution centers and increased inventory investment.
Merchandise categories with sales increases in the second quarter of 2011 included Hard Home (included in Home), Better Sportswear (included in Women’s Apparel) and Cosmetics. Hard Home achieved success in sales of small electronics and a strong Semi-Annual Home sale. Better Sportswear sales increased as customers responded favorably to expanded offerings of updated fashions from key vendors representing both national and private brands. Sales in Cosmetics were driven by strength in fragrances and treatment lines, where fragrance launches and new technology in skin care and makeup yielded positive results.
The poorest performing categories in the period were Men’s Furnishings (included in Men’s Apparel), Furniture (included in Home) and Juniors’ Apparel. Men’s Furnishings experienced disappointing sales in all categories, further challenged by a weak Father’s Day performance. Sales in Furniture were impacted by a weak showing in the Semi-Annual Furniture Sale. The performance in Juniors’ Apparel reflects lower sales in tops.
Other income: Other income, which includes income from revenues received under a credit card program agreement with HSBC Bank Nevada, N.A., leased departments and other customer revenues, was $13.8 million in the second quarter of 2011 as compared with $14.0 million in the second quarter of 2010.
Costs and expenses: Gross margin in the second quarter of 2011 decreased $9.9 million to $221.6 million as compared with $231.4 million in the comparable prior year period. The decrease is attributable to both reductions in sales volume and gross margin rate. Gross margin as a percentage of net sales decreased 80 basis points to 37.2% in the second quarter of 2011 from 38.0% in the same period last year, largely the result of increased net markdowns. Net markdowns increased due to the acceleration of the markdown cadence during the current period to address slower selling merchandise.
SG&A expense in the second quarter of 2011 was $219.8 million as compared with $224.2 million in the second quarter of 2010, a decrease of $4.4 million. The expense reduction is primarily due to ongoing cost control efforts, a favorable insurance receipt and reduced incentive compensation accruals, partially offset by increased marketing expenditures. The current year SG&A expense rate increased slightly to 36.9% of net sales from 36.8% in the comparable prior year period.
Depreciation and amortization expense and amortization of lease-related interests decreased $0.2 million to $27.4 million in the second quarter of 2011 from $27.7 million in the second quarter of 2010, primarily due to a reduced asset base.
Interest expense, net: Net interest expense was $22.8 million, or 3.8% of net sales, in the second quarter of 2011 as compared with $28.2 million, or 4.6% of net sales, in the second quarter of 2010. The $5.4 million decrease primarily reflects reduced borrowings and lower borrowing rates pursuant to the prepayment of our Term Loan Facility and the amendment of our 2009 Revolving Credit Facility.
Income tax benefit: The effective income tax rate in the second quarter in each of 2011 and 2010 largely reflects the Company’s valuation allowance position against all net deferred tax assets. The $2.3 million income tax benefit in the second quarter of 2011 includes a $3.2 million benefit resulting from reclassifying from accumulated other comprehensive loss the residual tax effect associated with certain interest rate swap contracts which expired on July 14, 2011, partially offset by certain state income tax expense and recognition of deferred tax liabilities associated with indefinite-lived assets. The $0.8 million income tax benefit in the second quarter of 2010 includes a $1.5 million benefit resulting from recognition of uncertain tax positions due to a statute of limitations expiration, partially offset by certain state income tax expense and recognition of deferred tax liabilities associated with indefinite-lived assets.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
2011 Compared with 2010
Net sales: Net sales in 2011 were $1,245.4 million, compared with $1,270.0 million in 2010, a decrease of 1.9%. Comparable store sales decreased 1.4% in the 26 weeks as sustained unseasonable weather in our markets hampered sales of seasonal merchandise. Sales in merchandise categories with more traditional goods were particularly challenged, as our customer is expressing a preference for updated styling. Customer response has been favorable to new fashionable receipts, and we are adjusting our merchandise mix throughout our families of business to increase representation of these goods. Investments in our eCommerce business resulted in significantly higher eCommerce sales in the period.
The best performing merchandise categories in 2011 were Hard Home (included in Home), Better Sportswear (included in Women’s Apparel) and Cosmetics. Increases in Hard Home were largely due to sales of luggage and small electronics. Better Sportswear sales increased due to favorable response to expanded offerings of trend-right fashions from key national and private brands. The introduction of innovative treatment products and new fragrances fueled the sales performance in Cosmetics.
The poorest performing categories in 2011 were Moderate Sportswear and Petites (both included in Women’s Apparel) and Juniors’ Apparel. Sales in Moderate Sportswear and Petites were adversely impacted by substantial inventory investment in traditional product from private brand as well as domestic resources. Inventory investment in updated, modern product is being increased to better align with customer preference. The performance in Juniors’ Apparel reflects lower sales in tops.
Other income: Other income was $28.4 million in 2011 as compared with $27.9 million in 2010. The increase primarily reflects increased net income associated with our proprietary credit card program.
Costs and expenses: Gross margin in 2011 was $452.2 million as compared with $478.5 million in 2010, reflecting a decrease of $26.3 million. The decrease in gross margin dollars was due to reduced sales volume and decreased margin rate in the period. Gross margin as a percentage of net sales decreased 140 basis points to 36.3% in the current year from 37.7% last year, primarily due to increased net markdowns.
SG&A expense in 2011 was $441.8 million as compared with $452.1 million in 2010. The $10.3 million decrease was the result of continued cost control efforts, a favorable insurance receipt and reduced incentive compensation accruals, partially offset by increased marketing expenditures. The expense rate in 2011 decreased 10 basis points to 35.5% of net sales.
Depreciation and amortization expense and amortization of lease-related interests decreased $1.9 million to $53.1 million in 2011, primarily due to a reduced asset base.
Interest expense, net: Net interest expense was $46.1 million, or 3.7% of net sales, in 2011 as compared with $56.7 million, or 4.5% of net sales, in 2010. The $10.6 million reduction is largely due to reduced borrowing levels and lower borrowing rates pursuant to the prepayment of our Term Loan Facility and the amendment of our 2009 Revolving Credit Facility.
Loss on extinguishment of debt: In the first quarter of 2011, we recorded a $9.5 million loss on extinguishment of debt for fees associated with the voluntary prepayment of our Term Loan Facility and the amendment of our 2009 Revolving Credit Facility.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Income tax benefit: The effective tax rate in each of 2011 and 2010 largely reflects the Company’s valuation allowance position against all net deferred tax assets. The $1.6 million income tax benefit in 2011 includes a $3.2 million benefit resulting from reclassifying from accumulated other comprehensive loss the residual tax effect associated with certain interest rate swap contracts which expired on July 14, 2011, partially offset by certain state income tax expense and recognition of deferred tax liabilities associated with indefinite-lived assets. The $0.2 million income tax benefit in 2010 includes a $1.5 million benefit resulting from recognition of uncertain tax positions due to a statute of limitations expiration, partially offset by certain state income tax expense and recognition of deferred tax liabilities associated with indefinite-lived assets.
Non-GAAP Financial Measure — EBITDA
We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). In addition, the non-GAAP financial performance measure of EBITDA (defined as earnings before interest, income taxes, depreciation and amortization, including amortization of lease-related interests, and loss on extinguishment of debt) is as follows:

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
(In thousands)	July 30,	July 31,	July 30,	July 31,
(Unaudited)	2011	2010	2011	2010

EBITDA	$15,566	$21,306	$38,741	$54,264
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

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The following table reconciles EBITDA to net loss as presented in our consolidated statements of operations (prepared in accordance with GAAP):

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
(In thousands)	July 30,	July 31,	July 30,	July 31,
(Unaudited)	2011	2010	2011	2010

Net loss	$(32,300)	$(33,730)	$(68,288)	$(57,272)
Adjustments:
Income tax benefit	(2,311)	(804)	(1,611)	(187)
Loss on extinguishment of debt	—	—	9,450	—
Interest expense, net	22,762	28,177	46,067	56,690
Depreciation and amortization	26,221	26,516	50,734	52,740
Amortization of lease-related interests	1,194	1,147	2,389	2,293

EBITDA	$15,566	$21,306	$38,741	$54,264

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
Liquidity and Capital Resources
On January 31, 2011, we utilized $75.0 million of excess availability under our 2009 Revolving Credit Facility to pay in full our Term Loan Facility, which was scheduled to mature on November 18, 2013. On March 21, 2011, we entered into a $625.0 million senior secured Second Amended Revolving Credit Facility that expires on the earlier of (a) March 21, 2016 and (b) the date that is 60 days prior to the earlier of the maturity date of the senior unsecured notes and the mortgage loan facility. The Second Amended Revolving Credit Facility replaced our prior $675.0 million 2009 Revolving Credit Facility, which was scheduled to mature on June 4, 2013. The proceeds of the Second Amended Revolving Credit Facility were used to pay the outstanding balance under the 2009 Revolving Credit Facility and will be used for other general corporate purposes. The Second Amended Revolving Credit Facility has interest rate reductions and generally favorable revisions regarding the facility requirements and financial covenant. See Note 9 of the Notes to Consolidated Financial Statements for further discussion of the Second Amended Revolving Credit Facility.
At July 30, 2011, we had $13.4 million in cash and cash equivalents and $386.0 million available under our Second Amended Revolving Credit Facility (before taking into account the minimum borrowing availability covenant under such facility). The excess availability compares well with the $390.5 million available as of the comparable prior year period, particularly in light of the voluntary prepayment of our $75.0 million Term Loan Facility.
In anticipation of protracted economic uncertainty, in fiscal 2011 we will continue our focus on effective cash management and maintaining a strong balance sheet with ample liquidity. We believe these actions will positively impact our fiscal 2011 cash flow.

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
Cash provided by (used in) our operating, investing and financing activities is summarized as follows:

	TWENTY-SIX
	WEEKS ENDED
	July 30,	July 31,
(Dollars in millions)	2011	2010

Operating activities	$39.2	$45.2
Investing activities	(26.5)	(20.1)
Financing activities	(15.6)	(28.7)
Net cash provided by operating activities was $39.2 million and $45.2 million in 2011 and 2010, respectively. The decrease in cash provided in the current year primarily reflects a decline in business performance, resulting in an increase in the current year loss; this loss was partially offset by an adjustment for the loss on the extinguishment of debt. The current year also includes an unfavorable variance in deferred income taxes due to the expiration of the two swap agreements. These decreases were partially offset by an increased working capital benefit in the current year, primarily due to a favorable change in accounts payable.
Net cash used in investing activities in the current year primarily reflects capital expenditures for store renovations, information technology and the expansion of a distribution center to support further growth of our eCommerce operations. Capital expenditures totaled $26.7 million and $20.1 million in 2011 and 2010, respectively; these expenditures do not reflect reductions for external contributions of $6.7 million and $2.6 million in 2011 and 2010, respectively. We anticipate our fiscal 2011 capital expenditures will not exceed $70.0 million (net of external contributions of $16.0 million), an increase over our fiscal 2010 capital investments of $46.3 million (which do not reflect reductions for external contributions of $6.8 million).
Net cash used in financing activities was $15.6 million and $28.7 million in 2011 and 2010, respectively. The reduction in net cash used primarily reflects current year net borrowings (compared with prior yet net payments) due to less cash generated in operating activities, increased capital expenditures, increased financing fees for the Second Amended Revolving Credit Facility and lower book overdraft balances.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Aside from planned capital expenditures, the Company’s primary cash requirements will be to service debt and finance working capital increases during peak selling seasons.
We paid a quarterly cash dividend of $0.05 per share on shares of Class A common stock and common stock on May 2, 2011 and August 1, 2011 to shareholders of record as of April 15, 2011 and July 15, 2011, respectively. Additionally, a quarterly cash dividend of $0.05 per share was declared on August 23, 2011, payable November 1, 2011 to shareholders of record as of October 14, 2011. Our Board of Directors will consider dividends in subsequent periods as it deems appropriate.
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
As of January 29, 2011, approximately 33% of our inventories were valued using a first-in, first-out cost basis and approximately 67% of our inventories were valued using a last-in, first-out (“LIFO”) cost basis. As is currently the case with many companies in the retail industry, our LIFO calculations yielded inventory increases in recent prior years due to deflation reflected in price indices used. The LIFO method values merchandise sold at the cost of more recent inventory purchases (which the deflationary indices indicated to be lower), resulting in the general inventory on-hand being carried at the older, higher costs. Given these higher values and the promotional retail environment, we have reduced the carrying value of our LIFO inventories to an estimated realizable value. These reductions totaled $46.1 million as of July 30, 2011 and January 29, 2011. Inherent in the valuation of inventories are significant management judgments and estimates regarding future merchandise selling costs and pricing. Should these estimates prove to be inaccurate, we may have overstated or understated our inventory carrying value. In such cases, operating results would ultimately be impacted.
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

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
We reported net deferred tax liabilities of $4.0 million and $3.1 million at July 30, 2011 and January 29, 2011, respectively. In assessing the realizability of our deferred tax assets, we considered whether it is more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Significant weight is given to evidence that can be objectively verified. As a result, current or previous losses are given more weight than any projected future taxable income. In addition, a recent three-year historical cumulative loss is considered a significant element of negative evidence that is difficult to overcome.
We evaluate our deferred tax assets each reporting period, including assessment of the Company’s cumulative income or loss over the prior three-year period, to determine if valuation allowances are required. With respect to our reviews during fiscal 2010, our three-year historical cumulative loss and the continuation of uncertain near-term economic conditions impeded our ability to rely on our projections of future taxable income in assessing valuation allowance requirements. As such, we concluded that it was necessary to maintain a full valuation allowance on our net deferred tax assets. With respect to our reviews in the first and second quarters of 2011, we concluded it was necessary to continue the position of a full valuation allowance on our net deferred tax assets.
Our deferred tax asset valuation allowance totaled $155.1 million and $126.3 million at July 30, 2011 and January 29, 2011, respectively. If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may need to be adjusted, which could materially impact our financial position and results of operations. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard for realization, the valuation allowance would be reduced accordingly in the period that such a conclusion is reached. If reduced, a maximum of $1.6 million of the valuation allowance reduction would result in an increase to paid in capital rather than an income tax benefit.
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
Long-lived Assets
Property, fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in our business model or capital strategy can result in the actual useful lives differing from estimates. In cases where we determined that the useful life of property, fixtures and equipment should be shortened, we depreciated the net book value in excess of the salvage value over the revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or leasehold improvements could also result in shortened useful lives. Our net property, fixtures and equipment totaled $681.3 million and $703.4 million at July 30, 2011 and January 29, 2011, respectively.

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
Intangible Assets
Net intangible assets totaled $125.9 million and $130.1 million at July 30, 2011 and January 29, 2011, respectively. Our intangible assets at July 30, 2011 are principally comprised of $60.9 million of lease interests that relate to below-market-rate leases and $65.0 million associated with trade names, private label brand names and customer lists. The lease-related interests are being amortized using a straight-line method. The customer lists are being amortized using a declining-balance method. At July 30, 2011, trade names and private label brand names of $54.0 million have been deemed as having indefinite lives.
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
Changes in the assumptions regarding the discount rate and expected return on plan assets may result in materially different expense and liability amounts. Actuarial estimations may differ materially from actual results, reflecting many factors including changing market and economic conditions, changes in investment strategies, higher or lower withdrawal rates and longer or shorter life-spans of participants. In addition, while we are not required to make any mandatory contributions to the defined benefit pension plan in fiscal 2011, the funded status of this plan and the related cost reflected in our financial statements are affected by various factors that are subject to an inherent degree of uncertainty, particularly in the current economic environment. Under the Pension Protection Act of 2006, losses of asset values may necessitate increased funding of the defined benefit pension plan in the future to meet minimum federal government requirements. Downward pressure on the asset values of the defined benefit pension plan may require us to fund obligations earlier than we forecasted, which would have a negative impact on cash flows from operations.
Recently Issued Accounting Standards
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which amends FASB Codification Topic 220 on comprehensive income disclosures. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for interim and annual periods beginning after December 15, 2011. We do not expect the adoption of ASU 2011-05 to have an impact on our consolidated financial position, results of operations or cash flows as it requires only a change in the format of presentation.
In May 2011, ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”), was issued, amending FASB Codification Topic 820 (“ASC 820”) on fair value measurements and disclosures. The amendments (1) clarify the Board’s intent regarding application of existing fair value measurement guidance, (2) revise certain measurement and disclosure requirements that change or modify a principle to achieve convergence with international accounting standards and (3) expand the information required to be disclosed with respect to fair value measurements categorized in Level 3 fair value measurements. The amendments to ASC 820 made by ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011. We do not expect the adoption of ASU 2011-04 to have a material impact on our consolidated financial statements.

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
Changes in Internal Control over Financial Reporting
There were no changes to our internal controls over financial reporting that occurred during the thirteen weeks ended July 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

THE BON-TON STORES, INC.
PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
As disclosed in the Company’s Annual Report on Form 10-K filed April 13, 2011, in October 2010, the Company became aware that a third-party it had contracted with as its agent to receive, monitor and pay utility bills for the Company’s properties was delinquent in its payment of the Company’s utility bills, despite timely receipt of funds from the Company. On November 3, 2010, the Company filed suit against this third-party agent, Utility Account Billing Services, Inc., and its affiliate Synergy Energy Holdings, LLC, in Supreme Court, State of New York, County of Erie. In June 2011, summary judgment was granted in favor of the Company for the full amount of the claim of $3.1 million, and the Company has initiated efforts to collect on that judgment. Additionally, the Company filed a claim with one of its insurance carriers, and in July 2011 entered into a settlement agreement with the insurance carrier, payment for which has been received. Per the settlement agreement, the insurance carrier will be reimbursed by the Company for collections from the judgment that exceed the difference between the full amount of the claim under the lawsuit and the insurance payment received.

ITEM 6.	EXHIBITS

3.1	*	Articles of Incorporation

10.1		Employment Agreement with Stephen Byers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 4, 2011)

31.1	*	Certification of Byron L. Bergren

31.2	*	Certification of Keith E. Plowman

32.1	**	Certification Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934

101	***
The following financial statements from The Bon-Ton Stores, Inc’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2011, filed on September 7, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Shareholders’ Equity and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

**	Furnished herewith.

***
As provided in Rule 406T of Regulation S-T, these interactive data files are deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

THE BON-TON STORES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BON-TON STORES, INC.
DATE: September 7, 2011	BY:	/s/ Byron L. Bergren
Byron L. Bergren
President and Chief Executive Officer

DATE: September 7, 2011	BY:	/s/ Keith E. Plowman
Keith E. Plowman
Executive Vice President, Chief Financial Officer and Principal Accounting Officer