Form 10-Q
period 2011-10-29
BON TON STORES INC
filed 2011-12-07
CIK 878079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter ended October 29, 2011	Commission File Number
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 25, 2011, there were 16,750,076 shares of Common Stock, $.01 par value, and 2,951,490 shares of Class A Common Stock, $.01 par value, outstanding.

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
ITEM 4. CONTROLS AND PROCEDURES
PART II: OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE BON-TON STORES, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)	October 29,	January 29,
(Unaudited)	2011	2011
Assets
Current assets:
Cash and cash equivalents	$12,808	$16,339
Merchandise inventories	956,835	682,324
Prepaid expenses and other current assets	66,483	78,418

Total current assets	1,036,126	777,081

Property, fixtures and equipment at cost, net of accumulated depreciation and amortization of $728,831 and $657,541 at October 29, 2011 and January 29, 2011, respectively	679,021	703,432
Deferred income taxes	11,086	9,587
Intangible assets, net of accumulated amortization of $51,718 and $46,245 at October 29, 2011 and January 29, 2011, respectively	123,787	130,080
Other long-term assets	29,012	36,059

Total assets	$1,879,032	$1,656,239

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$389,182	$175,249
Accrued payroll and benefits	33,272	45,769
Accrued expenses	150,758	167,204
Current maturities of long-term debt	7,311	6,978
Current maturities of obligations under capital leases	4,921	5,825
Deferred income taxes	15,465	12,709
Income taxes payable	42	137

Total current liabilities	600,951	413,871

Long-term debt, less current maturities	984,946	856,687
Obligations under capital leases, less current maturities	57,607	61,043
Other long-term liabilities	145,073	141,286

Total liabilities	1,788,577	1,472,887

Contingencies (Note 11)

Shareholders’ equity:
Preferred Stock — authorized 5,000,000 shares at $0.01 par value; no shares issued	—	—
Common Stock — authorized 40,000,000 shares at $0.01 par value; issued shares of 17,077,876 and 16,520,859 at October 29, 2011 and January 29, 2011, respectively	171	165
Class A Common Stock — authorized 20,000,000 shares at $0.01 par value; issued and outstanding shares of 2,951,490 at October 29, 2011 and January 29, 2011	30	30
Treasury stock, at cost - 337,800 shares at October 29, 2011 and January 29, 2011	(1,387)	(1,387)
Additional paid-in-capital	154,134	153,331
Accumulated other comprehensive loss	(37,009)	(36,498)
(Accumulated deficit) retained earnings	(25,484)	67,711

Total shareholders’ equity	90,455	183,352

Total liabilities and shareholders’ equity	$1,879,032	$1,656,239

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
(In thousands except per share data)	October 29,	October 30,	October 29,	October 30,
(Unaudited)	2011	2010	2011	2010
Net sales	$656,070	$700,514	$1,901,431	$1,970,483
Other income	14,498	16,423	42,888	44,285

	670,568	716,937	1,944,319	2,014,768

Costs and expenses:
Costs of merchandise sold	410,703	432,852	1,203,888	1,224,343
Selling, general and administrative	234,856	235,422	676,681	687,498
Depreciation and amortization	23,271	24,798	74,005	77,538
Amortization of lease-related interests	1,195	1,131	3,584	3,424

Income (loss) from operations	543	22,734	(13,839)	21,965
Interest expense, net	21,938	28,347	68,005	85,037
Loss on extinguishment of debt	—	—	9,450	—

Loss before income taxes	(21,395)	(5,613)	(91,294)	(63,072)
Income tax provision (benefit)	640	661	(971)	474

Net loss	$(22,035)	$(6,274)	$(90,323)	$(63,546)

Per share amounts —
Basic:
Net loss	$(1.21)	$(0.36)	$(5.00)	$(3.60)

Diluted:
Net loss	$(1.21)	$(0.36)	$(5.00)	$(3.60)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	THIRTY-NINE
	WEEKS ENDED
(In thousands)	October 29,	October 30,
(Unaudited)	2011	2010
Cash flows from operating activities:
Net loss	$(90,323)	$(63,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	74,005	77,538
Amortization of lease-related interests	3,584	3,424
Share-based compensation expense	3,995	5,570
Loss on sale of property, fixtures and equipment	7	208
Reclassifications of other comprehensive loss	2,714	5,858
Loss on extinguishment of debt	9,450	—
Amortization of deferred financing costs	6,506	6,959
Amortization of deferred gain on sale of proprietary credit card portfolio	(1,810)	(1,811)
Deferred income tax (benefit) provision	(1,968)	1,181
Changes in operating assets and liabilities:
Increase in merchandise inventories	(274,511)	(261,201)
Decrease in prepaid expenses and other current assets	11,934	13,208
Decrease in other long-term assets	786	2,669
Increase in accounts payable	201,994	177,341
Decrease in accrued payroll and benefits and accrued expenses	(25,691)	(10,577)
(Decrease) increase in income taxes payable	(95)	193
Increase (decrease) in other long-term liabilities	5,986	(4)

Net cash used in operating activities	(73,437)	(42,990)

Cash flows from investing activities:
Capital expenditures	(51,069)	(36,048)
Proceeds from sale of property, fixtures and equipment	2,386	77

Net cash used in investing activities	(48,683)	(35,971)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(469,952)	(433,534)
Proceeds from issuance of long-term debt	590,440	512,285
Cash dividends paid	(1,910)	—
Restricted shares forfeited in lieu of payroll taxes	(3,584)	(4,082)
Proceeds from stock options exercised	398	—
Deferred financing costs paid	(5,931)	(717)
Increase in book overdraft balances	9,128	4,453

Net cash provided by financing activities	118,589	78,405

Net decrease in cash and cash equivalents	(3,531)	(556)

Cash and cash equivalents at beginning of period	16,339	18,922

Cash and cash equivalents at end of period	$12,808	$18,366

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other	(Accumulated
		Class A		Additional	Compre-	Deficit)
(In thousands except per share data)	Common	Common	Treasury	Paid-in	hensive	Retained
(Unaudited)	Stock	Stock	Stock	Capital	Loss	Earnings	Total
BALANCE AT JANUARY 29, 2011	$165	$30	$(1,387)	$153,331	$(36,498)	$67,711	$183,352

Comprehensive loss (Note 12):
Net loss	—	—	—	—	—	(90,323)	(90,323)
Pension and postretirement benefit plans	—	—	—	—	1,507	—	1,507
Cash flow derivatives, net of $3,224 tax benefit	—	—	—	—	(2,018)	—	(2,018)

Total comprehensive loss							(90,834)

Dividends to shareholders, $0.15 per share	—	—	—	—	—	(2,872)	(2,872)
Restricted shares forfeited in lieu of payroll taxes	(2)	—	—	(3,582)	—	—	(3,584)
Proceeds from stock options exercised	1	—	—	397	—	—	398
Share-based compensation expense	7	—	—	3,988	—	—	3,995

BALANCE AT OCTOBER 29, 2011	$171	$30	$(1,387)	$154,134	$(37,009)	$(25,484)	$90,455

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
1. BASIS OF PRESENTATION
The Bon-Ton Stores, Inc., a Pennsylvania corporation, was incorporated on January 31, 1996 as the successor of a company incorporated on January 31, 1929. As of October 29, 2011, The Bon-Ton Stores, Inc. operated, through its subsidiaries, 275 stores in 23 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson Pirie Scott, Elder-Beerman, Herberger’s and Younkers nameplates and, in the Detroit, Michigan area, under the Parisian nameplate. The Bon-Ton Stores, Inc. conducts its operations through one business segment.
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
For purposes of the following discussion, references to the “first quarter of 2011” and the “first quarter of 2010” are to the 13 weeks ended April 30, 2011 and May 1, 2010, respectively. References to the “third quarter of 2011” and the “third quarter of 2010” are to the 13 weeks ended October 29, 2011 and October 30, 2010, respectively. References to “fiscal 2011” are to the 52 weeks ending January 28, 2012; references to “fiscal 2010” are to the 52 weeks ended January 29, 2011.
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
Recently Adopted Accounting Standards
In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which requires disclosures regarding recurring or nonrecurring fair value measurements. The Company adopted certain required provisions of ASU 2010-06 in the first quarter of 2010. In the first quarter of 2011, the Company adopted the remaining provision of ASU 2010-06 requiring companies to provide information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. As the Company has no financial assets or liabilities carried at fair value and measured on a recurring basis categorized as a Level 3 fair value measurement, there are no additional disclosure requirements applicable to the Company (see Note 3).

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
2. PER-SHARE AMOUNTS
The following table presents a reconciliation of net loss and weighted average shares outstanding used in basic and diluted earnings (loss) per share (“EPS”) calculations for each period presented:

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
Basic Loss Per Common Share
Net loss	$(22,035)	$(6,274)	$(90,323)	$(63,546)
Less: Income allocated to participating securities	—	—	—	—

Net loss available to common shareholders	$(22,035)	$(6,274)	$(90,323)	$(63,546)

Weighted average common shares outstanding	18,151,401	17,627,630	18,068,224	17,646,088

Basic loss per common share	$(1.21)	$(0.36)	$(5.00)	$(3.60)

Diluted Loss Per Common Share
Net loss	$(22,035)	$(6,274)	$(90,323)	$(63,546)
Less: Income allocated to participating securities	—	—	—	—

Net loss available to common shareholders	$(22,035)	$(6,274)	$(90,323)	$(63,546)

Weighted average common shares outstanding	18,151,401	17,627,630	18,068,224	17,646,088
Common shares issuable — stock options	—	—	—	—

Weighted average common shares outstanding assuming dilution	18,151,401	17,627,630	18,068,224	17,646,088

Diluted loss per common share	$(1.21)	$(0.36)	$(5.00)	$(3.60)

Due to the Company’s net loss position, weighted average unvested restricted shares (participating securities) of 1,409,442 and 1,373,480 for the third quarter in each of 2011 and 2010, respectively, and 1,392,840 and 1,241,438 for the 39 weeks ended October 29, 2011 and October 30, 2010, respectively, were not considered in the calculation of net loss available to common shareholders used for both basic and diluted EPS.
In addition, weighted average stock option shares (non-participating securities) of 973,659 and 1,056,322 for the third quarter in each of 2011 and 2010, respectively, and 993,475 and 1,059,750 for the 39 weeks ended October 29, 2011 and October 30, 2010, respectively, were excluded from the calculation of diluted EPS as they would have been antidilutive. Certain of these stock option shares were excluded solely due to the Company’s net loss position. Had the Company reported net income for the third quarter in each of 2011 and 2010, these shares would have had an effect of 64,413 and 204,653 dilutive shares, respectively, for purposes of calculating diluted EPS. Had the Company reported net income for the 39 weeks ended October 29, 2011 and October 30, 2010, these shares would have had an effect of 197,051 and 243,487 dilutive shares, respectively, for purposes of calculating diluted EPS.

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
The carrying values of the Company’s cash and cash equivalents, accounts payable and financial instruments reported within prepaid expenses and other current assets and other long-term assets approximate fair value. The carrying value of the Company’s long-term debt, including current maturities but excluding capital leases, was $992,257 and $863,665 at October 29, 2011 and January 29, 2011, respectively, and the estimated fair value was $940,803 and $869,539 at October 29, 2011 and January 29, 2011, respectively. The fair value estimate of the Company’s long-term debt is based on quoted market rates available to the Company or discounted cash flow analysis as appropriate.
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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
The following table summarizes the effect of the interest rate swaps on the consolidated statement of operations and AOCI, after being de-designated on December 4, 2009:

				Amount of
	Location of Loss	Amount of Loss		Loss
	Reclassified from	Reclassified	Location of Loss	Recognized
	AOCI to the	from AOCI to	Recognized in	in the
	Statement of	the Statement of	the Statement of	Statement of
	Operations	Operations	Operations	Operations
13 Weeks Ended October 29, 2011	Interest expense, net	$—	Interest expense, net	$—

13 Weeks Ended October 30, 2010	Interest expense, net	$982	Interest expense, net	$245

39 Weeks Ended October 29, 2011	Interest expense, net	$1,206	Interest expense, net	$93

39 Weeks Ended October 30, 2010	Interest expense, net	$2,948	Interest expense, net	$1,088

Due to the interest rate swap contracts expiring on July 14, 2011, there is no remaining balance in AOCI related to the swaps.
5. SUPPLEMENTAL BALANCE SHEET INFORMATION
Prepaid expenses and other current assets were comprised of the following:

	October 29,	January 29,
	2011	2011
Prepaid expenses	$39,636	$28,367
Other receivables	26,847	50,051

Total	$66,483	$78,418

6. SUPPLEMENTAL CASH FLOW INFORMATION
The following supplemental cash flow information is provided for the periods reported:

	THIRTY-NINE
	WEEKS ENDED
	October 29,	October 30,
	2011	2010
Cash paid for:
Interest, net of amounts capitalized	$78,743	$91,140
Income taxes, net of refunds received	690	(6,598)

Non-cash investing and financing activities:
Property, fixtures and equipment included in accrued expenses	$3,083	$2,358
Assets acquired under capital leases	—	1,724
Declared dividends to shareholders included in accrued expenses	962	—

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
7. EXIT OR DISPOSAL ACTIVITIES
The following table summarizes exit or disposal activities during the 39 weeks ended October 29, 2011 related to involuntary associate termination costs and other closing costs associated with the Company’s store closings in fiscal 2010; the lease termination costs associated with the relocation of a store in fiscal 2011; involuntary associate termination costs associated with the announced closings of a Bon-Ton store in York, Pennsylvania and an Elder-Beerman store in Dayton, Ohio in January 2012 and February 2012, respectively; and involuntary associate termination costs associated with the announced sale of the Company’s three Bon-Ton stores in Rochester, New York, two of which are scheduled for closing in March 2012 and the third slated for completion by March 2014:

	Termination	Other
	Benefits	Costs	Total
Balance as of January 29, 2011	$109	$88	$197
Provision:
Thirteen weeks ended April 30, 2011	(10)	922	912
Thirteen weeks ended July 30, 2011	—	—	—
Thirteen weeks ended October 29, 2011	403	—	403
Payments:
Thirteen weeks ended April 30, 2011	(99)	(83)	(182)
Thirteen weeks ended July 30, 2011	—	—	—
Thirteen weeks ended October 29, 2011	—	—	—

Balance as of October 29, 2011	$403	$927	$1,330

The above provisions were included within selling, general and administrative expense.
8. EMPLOYEE DEFINED AND POSTRETIREMENT BENEFIT PLANS
The Company provides benefits to certain current and former associates who are eligible under a defined benefit pension plan and various supplemental pension plans (collectively, the “Pension Plans”). Net periodic benefit expense for the Pension Plans includes the following (income) and expense components:

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
Interest cost	$2,373	$2,543	$7,120	$7,629
Expected return on plan assets	(2,359)	(1,977)	(7,076)	(5,931)
Recognition of net actuarial loss	628	970	1,883	2,910

Net periodic benefit expense	$642	$1,536	$1,927	$4,608

During the 39 weeks ended October 29, 2011, contributions of $636 were made to the Pension Plans. The Company anticipates contributing an additional $182 to fund the Pension Plans in fiscal 2011 for an annual total of $818.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
The Company also provides medical and life insurance benefits to certain former associates under a postretirement benefit plan (“Postretirement Benefit Plan”). Net periodic benefit (income) expense for the Postretirement Benefit Plan includes the following (income) and expense components:

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
Interest cost	$45	$81	$136	$244
Recognition of net actuarial gain	(125)	—	(375)	—

Net periodic benefit (income) expense	$(80)	$81	$(239)	$244

During the 39 weeks ended October 29, 2011, the Company contributed $253 to fund the Postretirement Benefit Plan, and anticipates contributing an additional $353 in fiscal 2011 for a net annual total of $606.
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
On March 21, 2011, The Bon-Ton Department Stores, Inc.; The Elder-Beerman Stores Corp.; Carson Pirie Scott II, Inc.; Bon-Ton Distribution, Inc.; and McRIL, LLC, as borrowers (the “Borrowers”), and the Company and certain other subsidiaries as obligors (together with the Borrowers and the Company, the “Obligors”) entered into a $625,000 senior secured asset-based Second Amended and Restated Loan and Security Agreement (the “Second Amended Revolving Credit Facility”) that expires on the earlier of (a) March 21, 2016 and (b) the date that is 60 days prior to the earlier of the maturity date of the senior unsecured notes and the mortgage loan facility. The Second Amended Revolving Credit Facility replaced the Company’s prior $675,000 revolving credit facility, which was scheduled to mature on June 4, 2013. The proceeds of the Second Amended Revolving Credit Facility were used to pay the outstanding balance under the pre-existing revolving credit facility and will be used for other general corporate purposes. Unamortized deferred financing fees of $1,271 related to the prior facility were accelerated on the date of the agreement and recognized in loss on extinguishment of debt.
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
As of October 29, 2011, the Company had borrowings of $241,595 under the Second Amended Revolving Credit Facility, with $379,514 of borrowing availability (before taking into account the minimum borrowing availability covenant).
10. INCOME TAXES
The provisions codified within ASC Topic 740, Income Taxes (“ASC 740”), require companies to assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. In accordance with ASC 740, the Company maintained a full valuation allowance throughout fiscal 2010 and the 39 weeks ended October 29, 2011 on all the Company’s net deferred tax assets. The Company’s deferred tax asset valuation allowance totaled $164,134 and $126,333 at October 29, 2011 and January 29, 2011, respectively.
Given the Company’s valuation allowance position, no tax benefit was recognized on the Company’s loss before income taxes in the 13 and 39 weeks ended October 29, 2011 and October 30, 2010. The income tax benefit of $971 recorded in the 39 weeks ended October 29, 2011 reflects a $3,224 benefit resulting from reclassifying from accumulated other comprehensive loss the residual tax effect associated with certain interest rate swap contracts which expired on July 14, 2011, partially offset by certain state income tax expense and recognition of deferred tax liabilities associated with indefinite-lived assets. The income tax provision of $474 recorded in the 39 weeks ended October 30, 2010 includes certain state income tax expense and recognition of deferred tax liabilities associated with indefinite-lived assets, partially offset by a $1,507 tax benefit resulting from recognition of uncertain tax positions due to a statute of limitations expiration.
As of October 29, 2011, it is reasonably possible that gross unrecognized tax benefits could decrease by $17 within the next 12 months due to the expiration of certain statutes of limitations.

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
12. COMPREHENSIVE LOSS
Comprehensive loss was determined as follows:

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
Net loss	$(22,035)	$(6,274)	$(90,323)	$(63,546)

Other comprehensive income (loss):
Amortization of pension and postretirement benefit plans	502	970	1,507	2,910
Amortization of cash flow derivatives, net of tax benefit in the current year	—	982	(2,018)	2,948

Comprehensive loss	$(21,533)	$(4,322)	$(90,834)	$(57,688)

As a result of the deferred tax asset valuation allowance maintained throughout fiscal 2010 and the 39 weeks ended October 29, 2011, the changes recognized within other comprehensive income were recorded on a gross basis for all periods presented with regard to the pension and postretirement benefit plans and the 13 and 39 weeks ended October 30, 2010 with regard to the cash flow derivatives. The changes recognized within other comprehensive loss for the 39 weeks ended October 29, 2011 with regard to the cash flow derivatives are net of a $3,224 tax benefit resulting from the reclassification of the residual tax effect associated with certain interest rate swap contracts which expired on July 14, 2011 (see Note 10).

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
13. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
On March 6, 2006, The Bon-Ton Department Stores, Inc. (the “Issuer”), a wholly owned subsidiary of the Company, entered into an Indenture with The Bank of New York, as trustee, under which the Issuer issued $510,000 aggregate principal amount of its 10-1/4% Senior Notes due 2014 (the “Senior Notes”). The Senior Notes are guaranteed on a senior unsecured basis by the Company and by each of the Company’s subsidiaries, other than the Issuer, that is an Obligor under the Company’s senior secured credit facility. Separate financial statements of the Company, the Issuer and such subsidiary guarantors are not presented because the guarantees by the Company and each wholly owned subsidiary guarantor are joint and several, full and unconditional, except for certain customary limitations. These customary limitations include releases of a guarantee (i) if the guarantor no longer guarantees other indebtedness of the Issuer; (ii) if there is a sale or other disposition of the capital stock of a guarantor and if such sale complies with the covenant regarding asset sales in the Indenture; and (iii) if the Company properly designates a subsidiary guarantor as an “unrestricted subsidiary” under the terms of the Indenture.
The condensed consolidating financial information for the Company, the Issuer and the Company’s guarantor and non-guarantor subsidiaries as of October 29, 2011 and January 29, 2011 and for the third quarter in each of 2011 and 2010 and the 39 weeks ended October 29, 2011 and October 30, 2010 as presented below has been prepared from the books and records maintained by the Company, the Issuer and the guarantor and non-guarantor subsidiaries. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the guarantor and non-guarantor subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from affiliates will exist at any time.

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Balance Sheet
October 29, 2011

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1	$3,396	$9,411	$—	$—	$12,808
Merchandise inventories	—	491,282	465,553	—	—	956,835
Prepaid expenses and other current assets	—	53,985	12,452	508	(462)	66,483

Total current assets	1	548,663	487,416	508	(462)	1,036,126

Property, fixtures and equipment at cost, net	—	180,418	228,711	269,892	—	679,021
Deferred income taxes	—	4,669	6,417	—	—	11,086
Intangible assets, net	—	51,842	71,945	—	—	123,787
Investment in and advances to affiliates	90,454	590,571	67,983	1,141	(750,149)	—
Other long-term assets	—	24,429	1,183	3,400	—	29,012

Total assets	$90,455	$1,400,592	$863,655	$274,941	$(750,611)	$1,879,032

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$389,182	$—	$—	$—	$389,182
Accrued payroll and benefits	—	21,920	11,352	—	—	33,272
Accrued expenses	—	68,364	80,800	2,056	(462)	150,758
Current maturities of long-term debt and obligations under capital leases	—	2,175	2,746	7,311	—	12,232
Deferred income taxes	—	7,270	8,195	—	—	15,465
Income taxes payable	—	28	14	—	—	42

Total current liabilities	—	488,939	103,107	9,367	(462)	600,951

Long-term debt and obligations under capital leases, less current maturities	—	758,928	50,274	233,351	—	1,042,553
Other long-term liabilities	—	90,463	53,158	1,452	—	145,073

Total liabilities	—	1,338,330	206,539	244,170	(462)	1,788,577

Shareholders’ equity	90,455	62,262	657,116	30,771	(750,149)	90,455

Total liabilities and shareholders’ equity	$90,455	$1,400,592	$863,655	$274,941	$(750,611)	$1,879,032

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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
Thirteen Weeks Ended October 29, 2011

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$286,513	$369,557	$—	$—	$656,070
Other income	—	6,048	8,450	—	—	14,498

	—	292,561	378,007	—	—	670,568

Costs and expenses:
Costs of merchandise sold	—	179,528	231,175	—	—	410,703
Selling, general and administrative	—	107,164	136,283	26	(8,617)	234,856
Depreciation and amortization	—	8,870	11,608	2,793	—	23,271
Amortization of lease-related interests	—	617	578	—	—	1,195

(Loss) income from operations	—	(3,618)	(1,637)	(2,819)	8,617	543

Other income (expense):
Intercompany rental and royalty income	—	—	1,574	7,043	(8,617)	—
Equity in losses of subsidiaries	(21,395)	(2,537)	—	—	23,932	—
Interest expense, net	—	(15,240)	(2,751)	(3,947)	—	(21,938)

(Loss) income before income taxes	(21,395)	(21,395)	(2,814)	277	23,932	(21,395)
Income tax provision	640	640	320	—	(960)	640

Net (loss) income	$(22,035)	$(22,035)	$(3,134)	$277	$24,892	$(22,035)

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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
Thirty-Nine Weeks Ended October 29, 2011

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$827,197	$1,074,234	$—	$—	$1,901,431
Other income	—	17,703	25,185	—	—	42,888

	—	844,900	1,099,419	—	—	1,944,319

Costs and expenses:
Costs of merchandise sold	—	523,997	679,891	—	—	1,203,888
Selling, general and administrative	—	308,328	394,270	78	(25,995)	676,681
Depreciation and amortization	—	28,275	37,202	8,528	—	74,005
Amortization of lease-related interests	—	1,851	1,733	—	—	3,584

Loss from operations	—	(17,551)	(13,677)	(8,606)	25,995	(13,839)

Other income (expense):
Intercompany rental and royalty income	—	—	4,649	21,346	(25,995)	—
Equity in losses of subsidiaries	(91,294)	(16,912)	—	—	108,206	—
Interest expense, net	—	(47,381)	(8,693)	(11,931)	—	(68,005)
Loss on extinguishment of debt	—	(9,450)	—	—	—	(9,450)

(Loss) income before income taxes	(91,294)	(91,294)	(17,721)	809	108,206	(91,294)
Income tax (benefit) provision	(971)	(971)	1,024	—	(53)	(971)

Net (loss) income	$(90,323)	$(90,323)	$(18,745)	$809	$108,259	$(90,323)

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

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Cash Flows
Thirty-Nine Weeks Ended October 29, 2011

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$5,494	$(106,126)	$30,063	$10,235	$(13,103)	$(73,437)

Cash flows from investing activities:
Capital expenditures	—	(25,368)	(25,701)	—	—	(51,069)
Intercompany investing activity	(398)	(4)	—	—	402	—
Proceeds from sale of property, fixtures and equipment	—	131	2,255	—	—	2,386

Net cash used in investing activities	(398)	(25,241)	(23,446)	—	402	(48,683)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(462,805)	(1,929)	(5,218)	—	(469,952)
Proceeds from issuance of long-term debt	—	590,440	—	—	—	590,440
Intercompany financing activity	—	(1,910)	(5,774)	(5,017)	12,701	—
Cash dividends paid	(1,910)	—	—	—	—	(1,910)
Restricted shares forfeited in lieu of payroll taxes	(3,584)	—	—	—	—	(3,584)
Proceeds from stock options exercised	398	—	—	—	—	398
Deferred financing costs paid	—	(5,931)	—	—	—	(5,931)
Increase in book overdraft balances	—	9,128	—	—	—	9,128

Net cash (used in) provided by financing activities	(5,096)	128,922	(7,703)	(10,235)	12,701	118,589

Net decrease in cash and cash equivalents	—	(2,445)	(1,086)	—	—	(3,531)

Cash and cash equivalents at beginning of period	1	5,841	10,497	—	—	16,339

Cash and cash equivalents at end of period	$1	$3,396	$9,411	$—	$—	$12,808

THE BON-TON STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)
The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Cash Flows
Thirty-Nine Weeks Ended October 30, 2010

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$4,082	$(71,404)	$25,495	$11,617	$(12,780)	$(42,990)

Cash flows from investing activities:
Capital expenditures	—	(17,376)	(18,672)	—	—	(36,048)
Intercompany Investing activity	—	(29)	—	—	29	—
Proceeds from sale of property, fixtures and equipment	—	46	31	—	—	77

Net cash used in investing activities	—	(17,359)	(18,641)	—	29	(35,971)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(426,874)	(1,790)	(4,870)	—	(433,534)
Proceeds from issuance of long-term debt	—	512,285	—	—	—	512,285
Intercompany financing activity	—	—	(6,004)	(6,747)	12,751	—
Restricted shares forfeited in lieu of payroll taxes	(4,082)	—	—	—	—	(4,082)
Deferred financing costs paid	—	(717)	—	—	—	(717)
Increase in book overdraft balances	—	4,453	—	—	—	4,453

Net cash (used in) provided by financing activities	(4,082)	89,147	(7,794)	(11,617)	12,751	78,405

Net increase (decrease) in cash and cash equivalents	—	384	(940)	—	—	(556)

Cash and cash equivalents at beginning of period	1	9,962	8,959	—	—	18,922

Cash and cash equivalents at end of period	$1	$10,346	$8,019	$—	$—	$18,366

14. SUBSEQUENT EVENTS
On November 28, 2011 and November 29, 2011, the Company repurchased, in open market transactions, a total of $30,000 principal amount of the $510,000 aggregate principal outstanding of its 10 1/4% Senior Notes. The repurchase totaled $18,675, plus accrued interest of $628. In addition, unamortized deferred financing fees totaling $334 related to the Senior Notes were accelerated on the dates of the respective repurchases.
On December 6, 2011, the Company declared a quarterly cash dividend of $0.05 per share on shares of Class A common stock and common stock, payable February 1, 2012 to shareholders of record as of January 13, 2012.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For purposes of the following discussion, references to the “first quarter of 2011” are to the 13 weeks ended April 30, 2011. References to the “third quarter of 2011” and the “third quarter of 2010” are to the 13 weeks ended October 29, 2011 and October 30, 2010, respectively. References to “2011” and “2010” are to the 39 weeks ended October 29, 2011 and October 30, 2010, respectively. References to “fiscal 2011” are to the 52-week period ending January 28, 2012; references to “fiscal 2010” are to the 52-week period ended January 29, 2011. References to “the Company,” “we,” “us,” and “our” refer to The Bon-Ton Stores, Inc. and its subsidiaries.
Overview
General
The Company, a Pennsylvania corporation, is one of the largest regional department store operators in the United States, offering a broad assortment of brand-name fashion apparel and accessories for women, men and children. Our merchandise offerings also include cosmetics, home furnishings and other goods. We currently operate 276 stores in 23 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson Pirie Scott, Elder-Beerman, Herberger’s and Younkers nameplates and, in the Detroit, Michigan area, under the Parisian nameplate, encompassing a total of approximately 26 million square feet.
We operate in the department store segment of the U.S. retail industry, a highly competitive and fragmented environment. The department store industry continues to evolve in response to the evolution of competitive retail formats — mass merchandisers, national chain retailers, specialty retailers and online retailers — and the advent of mobile technology and social media.
Fiscal 2011 Guidance
We have identified near-term opportunities for growth and resource optimization, as well as challenges, including general macroeconomic conditions that may affect our customers and our business. As the consumer environment remains uncertain, we are continuing to plan our business conservatively. On November 3, 2011, we revised our earnings per diluted share guidance to a range of $(0.65) to $0.25 and on November 17, 2011 provided the following assumptions with respect to our revised fiscal 2011 guidance:
•	a comparable store sales performance ranging from 3.3% to 1.6% below fiscal 2010 levels;
•	a gross margin rate 80 basis points lower than the fiscal 2010 rate of 37.6%;
•	a $10.0 million to $12.0 million reduction in SG&A expense from the fiscal 2010 expense of $942.7 million;
•	an immaterial tax impact;
•	capital expenditures not to exceed $70.0 million, net of external contributions; and
•	an estimated 18.0 million to 20.0 million average diluted shares outstanding.
Earnings per share guidance does not reflect the potential (non-cash) income tax benefit of reducing the valuation allowance currently recorded for deferred tax assets. The amount of adjustment, if any, cannot be determined until our fiscal 2011 results are final. Similarly, earnings per share guidance does not reflect the potential impairment of long-lived and intangible assets as, given the seasonality of our operations, impairment is not conclusive, in many cases, until the results for the fourth fiscal quarter are determined. In addition, the gain on the repurchase by the Company of $30.0 million of its 10 1/4% Senior Notes due March 15, 2014 (the “Senior Notes”) is not included in the earnings per share guidance (see Note 14).

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
Results of Operations
The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Other income	2.2	2.3	2.3	2.2

	102.2	102.3	102.3	102.2

Costs and expenses:
Costs of merchandise sold	62.6	61.8	63.3	62.1
Selling, general and administrative	35.8	33.6	35.6	34.9
Depreciation and amortization	3.5	3.5	3.9	3.9
Amortization of lease-related interests	0.2	0.2	0.2	0.2

Income (loss) from operations	0.1	3.2	(0.7)	1.1
Interest expense, net	3.3	4.0	3.6	4.3
Loss on extinguishment of debt	—	—	0.5	—

Loss before income taxes	(3.3)	(0.8)	(4.8)	(3.2)
Income tax provision (benefit)	0.1	0.1	(0.1)	—

Net loss	(3.4)%	(0.9)%	(4.8)%	(3.2)%

Third Quarter of 2011 Compared with Third Quarter of 2010
Net sales: Net sales in the third quarter of 2011 were $656.1 million, compared with $700.5 million in the third quarter of 2010, reflecting a decrease of 6.3%. Comparable store sales decreased 5.9%. Sales in merchandise categories with more traditional goods were particularly challenged, as our customer is expressing an unwillingness to accept price increases in these categories and a preference for updated styling. We have significantly expanded our stronger selling updated categories throughout our families of business to increase representation of these goods. In addition, certain changes in our marketing efforts did not drive sales as we had anticipated. Investments in our eCommerce business resulted in significantly higher eCommerce sales in the period.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Merchandise categories with sales increases in the third quarter of 2011 included Cosmetics, Hard Home (included in Home) and Footwear. Sales in Cosmetics were driven by strength in treatment lines, where new technology in skin care and makeup yielded positive results. Hard Home achieved success in sales of small electronics. Our strategic initiative of growing the update business yielded increased sales in Footwear, with favorable customer response to new vendor and style assortments. Additionally, Footwear performance at select stores in which square footage and updated assortments were recently expanded exceeded that of the Company.
The poorest performing categories in the period were Moderate Sportswear and Coats (both included in Women’s Apparel) and Furniture (included in Home). Difficult sales in Moderate Sportswear reflect our ongoing efforts to establish the proper balance of updated and traditional merchandise offerings. Unseasonably warm weather, which adversely impacted all cold-weather merchandise, and price increases in an important merchandise category contributed to the poor performance in Coats. We believe discretionary spending for big-ticket items remains under significant pressure, challenging the sales of Furniture, particularly higher-priced bedding.
Other income: Other income, which includes income from revenues received under a credit card program agreement with HSBC Bank Nevada, N.A., leased departments and other customer revenues, was $14.5 million in the third quarter of 2011 as compared with $16.4 million in the third quarter of 2010. The decrease is primarily due to reduced income associated with the Company’s proprietary credit card, which is largely a function of the reduced sales volume in the period.
Costs and expenses: Gross margin in the third quarter of 2011 decreased $22.3 million to $245.4 million as compared with $267.7 million in the comparable prior year period. The decrease is attributable to both reductions in sales volume and gross margin rate. Gross margin as a percentage of net sales decreased 80 basis points to 37.4% in the third quarter of 2011 from 38.2% in the same period last year, largely the result of an increased net markdown rate.
SG&A expense in the third quarter of 2011 was $234.9 million as compared with $235.4 million in the third quarter of 2010, a decrease of $0.6 million. The expense reduction is primarily due to ongoing cost control efforts and reduced incentive compensation accruals, partially offset by increased marketing expenditures. The current year SG&A expense rate increased 220 basis points to 35.8% of net sales from 33.6% in the comparable prior year period due to the reduced sales volume.
Depreciation and amortization expense and amortization of lease-related interests decreased $1.5 million to $24.5 million in the third quarter of 2011 from $25.9 million in the third quarter of 2010, primarily due to a reduced asset base.
Interest expense, net: Net interest expense was $21.9 million, or 3.3% of net sales, in the third quarter of 2011 as compared with $28.3 million, or 4.0% of net sales, in the third quarter of 2010. The $6.4 million decrease primarily reflects reduced borrowings and lower borrowing rates pursuant to the prepayment of our Term Loan Facility and the amendment of our 2009 Revolving Credit Facility.
Income tax provision: The effective income tax rate in the third quarter in each of 2011 and 2010 largely reflects the Company’s valuation allowance position against all net deferred tax assets. The net income tax provision of $0.6 million and $0.7 million in the third quarter in each of 2011 and 2010, respectively, was primarily due to certain state income tax expense and recognition of deferred tax liabilities associated with indefinite-lived assets.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
2011 Compared with 2010
Net sales: Net sales in 2011 were $1,901.4 million, compared with $1,970.5 million in 2010, a decrease of 3.5%. Comparable store sales decreased 3.0% in the 39 weeks. Sales in merchandise categories with more traditional goods were particularly challenged, as our customer is expressing a preference for updated styling. We have significantly expanded our stronger selling updated categories throughout our families of business to increase representation of these goods. Investments in our eCommerce business resulted in significantly higher eCommerce sales in the period.
The best performing merchandise categories in 2011 were Hard Home (included in Home), Cosmetics and Better Sportswear (included in Women’s Apparel). Increases in Hard Home were largely due to sales of luggage and small electronics. The introduction of innovative treatment products and new fragrances fueled the sales performance in Cosmetics. Better Sportswear sales increased due to favorable response to expanded offerings of trend-right fashions from key national and private brands.
The poorest performing categories in 2011 were Moderate Sportswear and Petites (both included in Women’s Apparel) and Juniors’ Apparel. Sales in Moderate Sportswear and Petites were adversely impacted by substantial inventory investment in traditional product from private brand as well as domestic resources, particularly in the spring season. Inventory investment in updated, modern product has been increased to better align with customer preference. The performance in Juniors’ Apparel reflects lower sales in tops.
Other income: Other income was $42.9 million in 2011 as compared with $44.3 million in 2010. The decrease primarily reflects reduced net income associated with our proprietary credit card program.
Costs and expenses: Gross margin in 2011 was $697.5 million as compared with $746.1 million in 2010, reflecting a decrease of $48.6 million. The decrease in gross margin dollars was due to the reduced sales volume and the decreased margin rate in the period. Gross margin as a percentage of net sales decreased 120 basis points to 36.7% in the current year from 37.9% last year, primarily due to increased net markdowns.
SG&A expense in 2011 was $676.7 million as compared with $687.5 million in 2010. The $10.8 million decrease was the result of continued cost control efforts, a favorable insurance receipt and reduced incentive compensation accruals, partially offset by increased marketing, eCommerce and private brand expenditures. The expense rate in 2011 increased 70 basis points to 35.6% of net sales due to the reduced sales volume.
Depreciation and amortization expense and amortization of lease-related interests decreased $3.4 million to $77.6 million in 2011, primarily due to a reduced asset base.
Interest expense, net: Net interest expense was $68.0 million, or 3.6% of net sales, in 2011 as compared with $85.0 million, or 4.3% of net sales, in 2010. The $17.0 million reduction is largely due to reduced borrowing levels and lower borrowing rates pursuant to the prepayment of our Term Loan Facility and the amendment of our 2009 Revolving Credit Facility.
Loss on extinguishment of debt: In the first quarter of 2011, we recorded a $9.5 million loss on extinguishment of debt for fees associated with the voluntary prepayment of our Term Loan Facility and the amendment of our 2009 Revolving Credit Facility.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Income tax (benefit) provision: The effective tax rate in each of 2011 and 2010 largely reflects the Company’s valuation allowance position against all net deferred tax assets. The $1.0 million income tax benefit in 2011 includes a $3.2 million benefit resulting from reclassifying from accumulated other comprehensive loss the residual tax effect associated with certain interest rate swap contracts which expired on July 14, 2011, partially offset by certain state income tax expense and recognition of deferred tax liabilities associated with indefinite-lived assets. The $0.5 million income tax provision in 2010 includes certain state income tax expense and recognition of deferred tax liabilities associated with indefinite-lived assets, partially offset by a $1.5 million benefit resulting from recognition of uncertain tax positions due to a statute of limitations expiration.
Non-GAAP Financial Measure — EBITDA
We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). In addition, the non-GAAP financial performance measure of EBITDA (defined as earnings before interest, income taxes, depreciation and amortization, including amortization of lease-related interests, and loss on extinguishment of debt) is as follows:

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
(In thousands)	October 29,	October 30,	October 29,	October 30,
(Unaudited)	2011	2010	2011	2010
EBITDA	$25,009	$48,663	$63,750	$102,927
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
The following table reconciles EBITDA to net loss as presented in our consolidated statements of operations (prepared in accordance with GAAP):

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
(In thousands)	October 29,	October 30,	October 29,	October 30,
(Unaudited)	2011	2010	2011	2010
Net loss	$(22,035)	$(6,274)	$(90,323)	$(63,546)
Adjustments:
Income tax provision (benefit)	640	661	(971)	474
Loss on extinguishment of debt	—	—	9,450	—
Interest expense, net	21,938	28,347	68,005	85,037
Depreciation and amortization	23,271	24,798	74,005	77,538
Amortization of lease-related interests	1,195	1,131	3,584	3,424

EBITDA	$25,009	$48,663	$63,750	$102,927

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
At October 29, 2011, we had $12.8 million in cash and cash equivalents and $379.5 million available under our Second Amended Revolving Credit Facility (before taking into account the minimum borrowing availability covenant under such facility). Excess availability was $461.6 million as of the comparable prior year period. As noted above, in early fiscal 2011 we reduced our revolving credit facility by $50.0 million (which impacts only October and November borrowing capacity) and paid in full our Term Loan Facility of $75.0 million, resulting in a planned reduction to our availability of $125.0 million.
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

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Cash provided by (used in) our operating, investing and financing activities is summarized as follows:

	THIRTY-NINE
	WEEKS ENDED
	October 29,	October 30,
(Dollars in millions)	2011	2010
Operating activities	$(73.4)	$(43.0)
Investing activities	(48.7)	(36.0)
Financing activities	118.6	78.4
Net cash used in operating activities was $73.4 million and $43.0 million in 2011 and 2010, respectively. The increase in cash used in the current year primarily reflects a decline in business performance, resulting in an increase in the current year loss; this loss was partially offset by an adjustment for the loss on extinguishment of debt.
Net cash used in investing activities in the current year primarily reflects capital expenditures for store renovations, information technology, private brand fixtures and the expansion of a distribution center to support further growth of our eCommerce operations. Capital expenditures totaled $51.1 million and $36.0 million in 2011 and 2010, respectively; these expenditures do not reflect reductions for external contributions of $11.4 million and $4.6 million in 2011 and 2010, respectively. We anticipate our fiscal 2011 capital expenditures will not exceed $86.0 million (which does not reflect external contributions of $16.0 million, reducing forecasted net capital investments to $70.0 million), an increase over our fiscal 2010 capital expenditures of $46.3 million (which does not reflect external contributions of $6.8 million, reducing fiscal 2010 net capital investments to $39.5 million).
Net cash provided by financing activities was $118.6 million and $78.4 million in 2011 and 2010, respectively. The increase in net cash provided primarily reflects an increase in current year net borrowings due to increased cash used in operating activities, increased capital expenditures and financing fees incurred for the amendment of the Second Amended Revolving Credit Facility.
Aside from planned capital expenditures, the Company’s primary cash requirements will be to service debt and finance working capital increases during peak selling seasons.
As of October 29, 2011, our long-term debt included $510.0 million aggregate principal amount of 10 1/4% Senior Notes. In November 2011, we repurchased a total of $30.0 million principal amount of the outstanding balance of the Senior Notes (see Note 14). We may from time to time seek to repurchase additional outstanding Senior Notes through cash purchases in open market transactions, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
We paid a quarterly cash dividend of $0.05 per share on shares of Class A common stock and common stock on May 2, 2011, August 1, 2011 and November 1, 2011 to shareholders of record as of April 15, 2011, July 15, 2011 and October 14, 2011, respectively. Additionally, a quarterly cash dividend of $0.05 per share was declared on December 6, 2011, payable February 1, 2012 to shareholders of record as of January 13, 2012. Our Board of Directors will consider dividends in subsequent periods as it deems appropriate.

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

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
As of January 29, 2011, approximately 33% of our inventories were valued using a first-in, first-out cost basis and approximately 67% of our inventories were valued using a last-in, first-out (“LIFO”) cost basis. As is currently the case with many companies in the retail industry, our LIFO calculations yielded inventory increases in recent prior years due to deflation reflected in price indices used. The LIFO method values merchandise sold at the cost of more recent inventory purchases (which the deflationary indices indicated to be lower), resulting in the general inventory on-hand being carried at the older, higher costs. Given these higher values and the promotional retail environment, we have reduced the carrying value of our LIFO inventories to an estimated realizable value. These reductions totaled $46.1 million as of October 29, 2011 and January 29, 2011. Inherent in the valuation of inventories are significant management judgments and estimates regarding future merchandise selling costs and pricing. Should these estimates prove to be inaccurate, we may have overstated or understated our inventory carrying value. In such cases, operating results would ultimately be impacted.
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
We reported net deferred tax liabilities of $4.4 million and $3.1 million at October 29, 2011 and January 29, 2011, respectively. In assessing the realizability of our deferred tax assets, we considered whether it is more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Significant weight is given to evidence that can be objectively verified. As a result, current or previous losses are given more weight than any projected future taxable income. In addition, a recent three-year historical cumulative loss is considered a significant element of negative evidence that is difficult to overcome.

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
We evaluate our deferred tax assets each reporting period, including assessment of the Company’s cumulative income or loss over the prior three-year period, to determine if valuation allowances are required. With respect to our reviews during fiscal 2010, our three-year historical cumulative loss and the continuation of uncertain near-term economic conditions impeded our ability to rely on our projections of future taxable income in assessing valuation allowance requirements. As such, we concluded it was necessary to maintain a full valuation allowance on our net deferred tax assets. With respect to our three quarterly reviews in 2011, we concluded it was necessary to continue the position of a full valuation allowance on our net deferred tax assets.
Our deferred tax asset valuation allowance totaled $164.1 million and $126.3 million at October 29, 2011 and January 29, 2011, respectively. If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may need to be adjusted, which could materially impact our financial position and results of operations. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard for realization, the valuation allowance would be reduced accordingly in the period that such a conclusion is reached. If reduced, a maximum of $1.6 million of the valuation allowance reduction would result in an increase to paid in capital rather than an income tax benefit.
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
Long-lived Assets
Property, fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in our business model or capital strategy can result in the actual useful lives differing from estimates. In cases where we determined that the useful life of property, fixtures and equipment should be shortened, we depreciated the net book value in excess of the salvage value over the revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or leasehold improvements could also result in shortened useful lives. Our net property, fixtures and equipment totaled $679.0 million and $703.4 million at October 29, 2011 and January 29, 2011, respectively.
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
Intangible Assets
Net intangible assets totaled $123.8 million and $130.1 million at October 29, 2011 and January 29, 2011, respectively. Our intangible assets at October 29, 2011 are principally comprised of $59.3 million of lease interests that relate to below-market-rate leases and $64.5 million associated with trade names, private label brand names and customer lists. The lease-related interests are being amortized using a straight-line method. The customer lists are being amortized using a declining-balance method. At October 29, 2011, trade names and private label brand names of $54.0 million have been deemed as having indefinite lives.
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

THE BON-TON STORES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Forward-Looking Statements
Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission contain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which may be identified by words such as “may,” “could,” “will,” “plan,” “expect,” “anticipate,” “estimate,” “project,” “intend” or other similar expressions, involve important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. Factors that could cause such differences include, but are not limited to, risks related to retail businesses generally; a significant and prolonged deterioration of general economic conditions which could negatively impact the Company, including the potential write-down of the current valuation of intangible assets and deferred taxes; changes in the terms of the Company’s proprietary credit card program; potential increase in pension obligations; consumer spending patterns, debt levels, and the availability and cost of consumer credit; additional competition from existing and new competitors; inflation; deflation; changes in the costs of fuel and other energy and transportation costs; weather conditions that could negatively impact sales; uncertainties associated with expanding or remodeling existing stores; the ability to attract and retain qualified management; the dependence upon relationships with vendors and their factors; a data security breach or system failure; the ability to reduce or control SG&A expenses; the incurrence of unplanned capital expenditures; the ability to obtain financing for working capital, capital expenditures and general corporate purpose; the impact of new regulatory requirements including the Credit Card Accountability Responsibility and Disclosure Act of 2009 and the Health Care Reform Act; the inability or limitations on the Company’s ability to favorably adjust the valuation allowance on deferred tax assets; the financial condition of mall operators; Mr. Bergren’s continued willingness to serve as chief executive officer; and the successful search for a new chief executive officer. Additional factors that could cause the Company’s actual results to differ from those contained in these forward-looking statements are discussed in greater detail under Item 1A of the Company’s Form 10-K filed with the Securities and Exchange Commission.

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
Changes in Internal Control over Financial Reporting
Except as discussed below, there were no changes to our internal control over financial reporting that occurred during the thirteen weeks ended October 29, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The Company made certain changes to its internal control over financial reporting in connection with implementation of a new merchandise accounts payable computer system, which was implemented pursuant to the Company’s ongoing technology improvements. Management believes the new controls are effective.

THE BON-TON STORES, INC.
PART II: OTHER INFORMATION
ITEM 6. EXHIBITS

10.1	Sixth Amendment to Employment Agreement with Byron L. Bergren (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 15, 2011)

31.1*	Certification of Byron L. Bergren

31.2*	Certification of Keith E. Plowman

32.1**	Certification Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934

101***	The following financial statements from The Bon-Ton Stores, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2011, filed on December 7, 2011, formatted in XBRL:
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

THE BON-TON STORES, INC.
DATE: December 7, 2011	BY:	/s/ Byron L. Bergren
Byron L. Bergren
President and Chief Executive Officer

DATE: December 7, 2011	BY:	/s/ Keith E. Plowman
Keith E. Plowman
Executive Vice President, Chief Financial Officer and Principal Accounting Officer