Form 10-K
period 2012-01-28
BON TON STORES INC
filed 2012-04-11
CIK 878079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended January 28, 2012	Commission File Number 0-19517

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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $132.4 million as of the last business day of the registrant's most recently completed second fiscal quarter. For purposes of this calculation only, the registrant has excluded all shares held in the treasury or that may be deemed to be beneficially owned by executive officers and directors of the registrant. By doing so, the registrant does not concede that such persons are affiliates for purposes of the federal securities laws.

         As of March 23, 2012, there were 16,981,176 shares of Common Stock, $.01 par value, and 2,951,490 shares of Class A Common Stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement for the 2012 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference in Part III to the extent described in Part III.

        The Bon-Ton Stores, Inc. operates on a fiscal year, consisting of the 52 or 53 week period ending on the Saturday nearer January 31 of the following calendar year. References to "2011," "2010" and "2009" represent the 2011 fiscal year ended January 28, 2012, the 2010 fiscal year ended January 29, 2011 and the 2009 fiscal year ended January 30, 2010, respectively. References to "2012" represent the 2012 fiscal year ending February 2, 2013.

        References to "the Company," "we," "us," and "our" refer to The Bon-Ton Stores, Inc. and its subsidiaries.

 PART I

Item 1.    Business

Overview

        The Company, a Pennsylvania corporation, was founded in 1898 and is one of the largest regional department store operators in the United States, offering a broad assortment of brand-name fashion apparel and accessories for women, men and children. Our merchandise offerings also include cosmetics, home furnishings and other goods. We currently operate 272 stores in 23 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner's, Boston Store, Carson Pirie Scott, Elder-Beerman, Herberger's and Younkers nameplates and, in the Detroit, Michigan area, under the Parisian nameplate, encompassing a total of approximately 25 million square feet.

Industry Overview

        We compete in the department store segment of the U.S. retail industry, a highly competitive environment. The department store industry continues to evolve in response to the evolution of competitive retail formats—mass merchandisers, national chain retailers, specialty retailers and online retailers—and the advent of mobile technology and social media.

        Our operating results and performance, and that of our competitors, depend significantly on economic conditions and their impact on consumer spending. Presently, there are numerous business and economic factors affecting the retail industry, including the department store sector. These factors include high levels of unemployment, a protracted economic recovery in the U.S. and around the globe and continued limited access to credit for many companies and consumers.

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

Merchandise Category	2011	2010	2009
Women's Apparel	24.6%	25.7%	25.7%
Home	17.6	16.8	16.8
Cosmetics	14.1	13.1	13.2
Men's Apparel	11.7	12.0	12.3
Accessories	9.7	9.8	8.9
Footwear	8.9	8.6	8.2
Children's Apparel	6.9	7.0	7.2
Intimate Apparel	4.0	4.3	4.3
Juniors' Apparel	2.5	2.7	3.4

Total	100.0%	100.0%	100.0%

Nationally Distributed Brands

        Our nationally distributed brand assortment includes many of the most well-known and popular labels in the apparel, accessories, footwear, cosmetics and home furnishings industries such as Anne Klein, Børn, Calvin Klein, Carters, Clarks, Clinique, Coach, Estée Lauder, Fossil, Frye, Jessica Simpson, Jones New York, Kenneth Cole, Lancôme, Lauren, Michael Kors, Nine West, Polo, Steve Madden and Vince Camuto. We believe these brands enable us to position our stores as headquarters for fashion, offering both newness and wardrobe staples at competitive prices. We believe we maintain excellent relationships with our merchandise vendors, working collaboratively to select the most compelling assortments for our customers.

Private Brands

        Our exclusive private brands complement our offerings of nationally distributed brands and are a key component of our overall merchandising strategy. Our private brand portfolio includes popular brands such as Laura Ashley, Victor by Victor Alfaro, Ruff Hewn, Relativity, Studio Works, Breckenridge, Living Quarters Loft, Paradise Collections, Kenneth Roberts and Cuddle Bear. Additions in 2011 included a line of men's apparel and accessories created by the renowned American designer John Bartlett, and Mambo, a collection of surf wear and street wear for young men, juniors and children.

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

        Consistent with industry practice, we receive allowances from certain of our vendors in support of the merchandise sold to us that was marked down or that did not allow us to achieve certain margins upon sale to our customers. Additionally, we receive advertising allowances and reimbursement of certain payroll expenses from some of our vendors, which primarily represent reimbursements of specific, incremental and identifiable costs incurred to promote and sell the vendors' merchandise.

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

Marketing

        Our strategic marketing initiatives develop and enhance our brand equity and support our position as a leading shopping destination among our target customers. Our multi-faceted marketing program is designed to engage with our customers through multiple media channels and allows us to attract new customers and to maintain loyalty with our existing customer base. We are focused on implementing a media mix strategy that optimizes media channels and maximizes our return on investment. We anticipate a continued shift from traditional print media to broadcast and digital, with significant opportunities to reach new customers via enhanced multi-channel marketing programs, i.e., email, search, mobile, social and affiliate marketing.

        We use a combination of (1) advertising and sales promotion activities to build brand image and increase customer traffic and (2) customer-specific communications and purchase incentives to drive customer spending and loyalty. Both types of marketing efforts focus primarily on our target customer of women between the ages of 25 and 60 with average annual household income of $55,000 to $125,000, with the intention of increasing visit frequency and purchases per visit. Additionally, our marketing activities attract a broader audience, including juniors, seniors and men. We seek to attract new customers and to maintain our customer loyalty by actively communicating with our customers through the execution of targeted marketing facilitated by sophisticated customer relationship management capabilities.

        We are focused on important charitable causes and events to enhance our connection with the communities in which we operate and with the customers we serve. These strategic initiatives garner favorable publicity, increase customer traffic and generate incremental sales. Additionally, these efforts serve to differentiate us from our competitors.

        We maintain an active calendar of in-store events to promote our merchandise and sales efforts. These events include designer appearances, fashion shows and national makeup artist events.

Proprietary Credit Card

        Evidencing our customer satisfaction and loyalty is the high penetration rate of our proprietary credit card program, which is currently administered by HSBC Bank Nevada, N.A. ("HSBC"). We have over 3.8 million active proprietary credit card holders. On December 16, 2011, we entered into a new, seven-year private label credit card program agreement with Alliance Data Systems ("ADS"). Our current proprietary credit card program with HSBC will remain in place until the accounts portfolio sale from HSBC to ADS occurs in the second quarter of 2012.

        Our proprietary credit card loyalty program is designed to cultivate long-term relationships with our customers. The loyalty program offers rewards and privileges to all members meeting annual earned points requirements. Our targeted loyalty program focuses on our most active customers and includes marketing features such as advanced sales notices and extra savings events.

Customer Service

        We maintain a sales force of knowledgeable and well-trained sales associates to deliver excellent service to our customers. Sales associates are trained in the areas of customer service, selling skills and product knowledge. Our new associates receive computer-based training for an effective, efficient and uniform training experience. We view customer service as a key element of our growth strategy and have identified opportunities to enhance service and deliver meaningful results. In 2012, we will continue to conduct enhanced "Customer First" training for all managers and associates, a program designed to increase engagement with our customers on the selling floor, and use point-of-sale modules and MP3s as training tools for selling skills, product knowledge and trend updates for our sales associates.

        We employ a two-tiered strategy to achieve effective customer service. First, in selected areas, we offer one-on-one selling with dedicated associates to assist customers with merchandise selections. Second, we offer the convenience of self-service formats in many departments and efficient service centers to expedite customer purchases. We actively monitor and analyze, through our scheduling program, the service levels in our stores in order to maximize sales associate productivity and store profitability. In 2012, based on the success of our pilot program in 2011, we intend to implement new staffing models in additional stores to enhance customer service in one-on-one service areas such as shoes, cosmetics and accessories.

        We believe that customers are responding favorably to retailers that make it convenient for them to shop on their terms. State-of-the-art in-store kiosks, introduced in certain pilot stores in 2011, allow our customers access to our expanded online merchandise assortment, creating a virtual "endless aisle." Based on favorable customer response, we will be expanding the program to additional stores in 2012. We augment our service strategy by providing functionality and fostering customer interaction through technology, affording us an opportunity to enhance our brand and broaden our appeal to younger customers. We will continue exploring ways to use new tools and capabilities to make our sales floor more responsive to our customer.

Competition

        The retail industry is highly competitive. We face competition for customers from traditional department store operators such as Belk, Inc., Boscov's Department Store LLC, Dillard's, Inc., Macy's, Inc. and Von Maur Inc.; national chain retailers such as J. C. Penney Company, Inc., Kohl's Corporation and Sears Holdings Corporation; mass merchandisers such as Target Corporation and Wal-Mart Stores, Inc.; specialty stores; and catalogue and online retailers. In a number of our markets, we compete for customers with national department store chains which offer a similar mix of branded merchandise as we do. In other markets, we face potential competition from national chains that, to date, have not entered such markets and from national chains that have stores in our markets but currently do not carry similar branded goods. In all markets, we generally compete for customers with stores offering moderately-priced goods. In addition, we face competition for suitable store locations from other department stores, national chain retailers, mass merchandisers and other large-format retailers. Many of our competitors have substantially greater financial and other resources than we do, and many of those competitors have significantly less debt than we do and may thus have greater flexibility to respond to changes in our industry.

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

Information Technology and Systems

        During 2011, we continued to invest in our technology infrastructure equipment and software. Our initiatives are focused on (1) accelerating the growth of our eCommerce business, (2) updating systems and business processes with emphasis on enhancing our customer's overall shopping experience through all channels, (3) improving associate productivity, and (4) reducing operating costs. We updated our internet sites, including social media and mobile connections, to provide our customers convenient access to our expanded online merchandise assortment. Warehouse management and customer order fulfillment systems were upgraded to support this rapidly growing business. A new self-service kiosk program was implemented in selected store locations and is fully integrated with our online sites, offering our customers products from our eCommerce assortment and leveraging common fulfillment systems. The kiosk program will be expanded to additional store locations in 2012. The Company introduced a new electronic gift card capability that allows customers to email gift cards to recipients in a fast and convenient manner for redemption in store locations or online. We continued improvements in our successful merchandise returns management program by adding additional compliance controls in order to reduce fraudulent return activity and provide additional insight into customer return patterns. In addition, we continued our investments in security systems.

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

        We utilize electronic data interchange (EDI) technology with most vendors, which is designed to move merchandise onto the selling floor quickly and cost-effectively by allowing vendors to deliver merchandise pre-labeled for individual store locations. In addition, we utilize high-speed automated conveyor systems in our distribution facilities to scan bar coded labels on incoming cartons of merchandise and direct cartons to the proper processing areas. Most of our merchandise is unloaded in the receiving area and immediately "cross-docked" to the shipping dock for delivery to the stores. Certain processing areas are staffed with personnel equipped with hand-held radio frequency devices that can scan a vendor's bar code and transmit the necessary information to a computer to record merchandise on hand. We utilize third-party carriers to distribute our merchandise to our stores.

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

        In addition to inventories to support our store operations, we maintain inventories to support our growing online business. These inventories are administered through similar procurement methods and are staged in our customer order fulfillment centers to complete customer orders received from our eCommerce sites and customer orders taken at point-of-sale in our store locations. Fulfillment centers are located within our distribution center network.

        We have a customer return policy allowing customers to return merchandise with proper documentation. A reserve is provided in our consolidated statements of operations for estimated merchandise returns, based on historical returns experience, and is reflected as an adjustment to sales and costs of merchandise sold.

Seasonality

        Our business, like that of most retailers, is subject to seasonal fluctuations, with the major portion of sales and income realized during the second half of each year, which includes the holiday season. Due to the fixed nature of certain costs, our selling, general and administrative ("SG&A") expenses are typically higher as a percentage of net sales during the first half of each year. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full year. In addition, quarterly results of operations depend upon the timing and amount of revenues and costs associated with the opening, closing and remodeling of existing stores.

Capital Investments

        We make capital investments to support our long-term business goals and objectives. We invest capital in new and existing stores, distribution and support facilities, and information technology.

        In 2012, we expect capital expenditures to total $70.0 million, net of $2.5 million of landlord contributions. As part of our continual efforts to improve our store base, capital will be employed for remodels of certain stores and on-going store upgrades, as we focus on improving the quality of our stores and our brand equity.

        We believe capital investments for information technology are necessary to support our business strategies. We are continually upgrading our information systems to improve efficiency and productivity. Included in the 2012 capital budget are expenditures for numerous information technology projects, most notably efforts to enhance our online presence and selling tools.

Associates

        As of March 23, 2012, we had approximately 27,100 full-time and part-time associates. We employ additional part-time associates during peak selling periods. We believe that our relationship with our associates is good.

Available Information

        Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available without charge on our website, www.bonton.com, as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission ("SEC").

        We also make available on our website, free of charge, the following documents:

  •
  Audit Committee Charter

  •
  Human Resources and Compensation Committee Charter

  •
  Governance and Nominating Committee Charter

  •
  Code of Ethical Standards and Business Practices

Executive Officers

        The following table sets forth certain information regarding our executive officers as of March 23, 2012:

NAME	AGE	POSITION
Tim Grumbacher	72	Chairman Emeritus and Strategic Initiatives Officer
Brendan L. Hoffman	43	President and Chief Executive Officer and Director
Anthony J. Buccina	61	Vice Chairman, President—Merchandising
Stephen R. Byers	58	Executive Vice President—Stores, Visual & Loss Prevention
Dennis R. Clouser	59	Executive Vice President—Human Resources, Information Systems, Corporate Procurement & Logistics
Keith E. Plowman	54	Executive Vice President—Chief Financial Officer and Principal Accounting Officer
Barbara J. Schrantz	53	Chief Operating Officer

        Mr. Grumbacher served as Executive Chairman of the Board of Directors from February 2005 to February 2012, when he resigned that position and was appointed Chairman Emeritus and Strategic Initiatives Officer. He served as Chairman of the Board of Directors from August 1991 to February 2005. He was Chief Executive Officer from 1985 to 1995 and in positions of senior management since 1977.

        Mr. Hoffman became President and Chief Executive Officer and Director of the Company on February 7, 2012. Mr. Hoffman served as President and Chief Executive Officer of Lord & Taylor, a division of Hudson's Bay Trading Company, from October 2008 to January 2012. Prior to that, he served six years as president and chief executive officer of Neiman Marcus Direct, where he oversaw the growth of neimanmarcus.com and the launch and growth of bergdorfgoodman.com.

        Mr. Buccina was appointed Vice Chairman, President—Merchandising in June 2006. He joined the Company in April 2006 in conjunction with our acquisition of the 142 stores which comprised the Northern Department Store Group ("NDSG") from Saks Incorporated, serving as President and Chief Merchandising Officer of NDSG from April 2006 to June 2006. Prior to that time, he had served as President—Head Merchant of NDSG for more than five years.

        Mr. Byers has served as Executive Vice President—Stores, Visual and Loss Prevention since May 2011, having served as Vice Chairman—Stores, Distribution, Real Estate and Construction from February 2008 to May 2011. He served as Vice Chairman—Stores, Operations, Private Brand, Planning & Allocation from October 2006 to February 2008, and as Executive Vice President—Stores and Visual Merchandising from April 2006 to October 2006. Prior to that time, he had served as Executive Vice President of Stores and Visual Merchandising of NDSG since August 2004.

        Mr. Clouser has been Executive Vice President—Human Resources since April 2006, and assumed additional responsibilities for Corporate Procurement and Information Services in February 2008 and Logistics in May 2011. He served as Senior Vice President—Human Resources from February 2005 to April 2006 and Vice President—Employment and Training from April 2004 to February 2005.

        Mr. Plowman has been Executive Vice President—Finance since April 2006, Chief Financial Officer since May 2005 and Principal Accounting Officer since June 2003.

        Ms. Schrantz has served as Chief Operating Officer since January 2011. She had been Executive Vice President—Sales Promotion and Marketing since March 2009. Prior to that, she served as Executive Vice President—Stores and Visual since March 2008. She served as Senior Vice President—Merchandise Planning and Internet Marketing from September 2006 to February 2008, and as Senior Vice President—Product Development and Private Brand from September 2005 to August 2006. Before joining the Company, Ms. Schrantz held various merchandising posts of increasing responsibility, including Senior Vice President/General Merchandise Manager, at the 53-store Proffitts/McRae's division of Saks Incorporated for more than five years.

Item 1A.    Risk Factors

Cautionary Statements Relating to Forward-Looking Information

        We have made, in this Annual Report on Form 10-K, forward-looking statements relating to developments, results, conditions or other events we expect or anticipate will occur. These statements may relate to revenues, earnings, store openings, business strategy, general economic conditions, market conditions and the competitive environment. The words "believe," "may," "might," "will," "estimate," "intend," "expect," "anticipate," "plan" and similar expressions as they relate to the Company, or future or conditional verbs, such as "will," "should," "would," "may" and "could," are intended to identify forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management's then-current views and assumptions and we undertake no obligation to update them. Forward-looking statements are subject to risks and uncertainties, and actual results may differ materially from those projected. The reader is cautioned not to place undue reliance on any such forward-looking statements.

        An investment in our securities carries certain risks. Investors should carefully consider the risks described below and other risks which may be disclosed in our filings with the SEC before investing in our securities.

There can be no assurance that our liquidity will not be adversely affected by changes in the Company's performance, financial markets or global economy.

        Historically, we have generated cash flow from operating activities and used supplemental borrowings under our credit facility to provide the liquidity we need to operate our business. The continued downturn in the global economy and distress in the financial markets have resulted in extreme volatility in the capital markets. Adverse changes in the Company's performance or the potential tightening of credit markets could make it more difficult for us to access funds, to refinance our existing indebtedness (including the senior notes, which mature on March 15, 2014), to enter into agreements for new indebtedness or to obtain funding through the issuance of securities and could potentially increase our borrowing costs. If such conditions were to persist, we would seek alternative sources of liquidity, but there can be no assurance that we would be successful in obtaining such additional liquidity. As a result, we may not be able to meet our obligations as they become due.

General economic conditions could have a material adverse effect on our financial condition and results of operations.

        Consumer spending habits, including spending for the merchandise that we sell, are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, prevailing interest rates and credit terms, housing costs, energy costs, income tax rates and policies, inflation, consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns may be influenced by consumers' disposable income, credit availability and debt levels. A continued or incremental slowdown in the United States' economy or an uncertain economic outlook could adversely affect consumer spending habits, resulting in lower net sales and gross margin, which would cause reduced annual net profits or increased net losses, including the potential write-down of the current valuation of long-lived assets, intangible assets and deferred tax assets.

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

        We have experienced and may continue to experience increases in our merchandise, raw materials, fuel and labor costs. Fluctuations in the price and availability of fuel, labor and raw materials have not materially affected our cost of goods in recent years, but an inability to mitigate these cost increases, unless sufficiently offset with retail pricing adjustments, might cause a decrease in our profitability. Related retail pricing adjustments, however, might cause a decline in our sales volume. Additionally, any decrease in the availability of raw materials could impair our ability to meet our purchasing requirements in a timely manner. Both the increased cost and lower availability of merchandise, raw materials, fuel and labor may also have an adverse impact on our cash and working capital needs as well as those of our suppliers.

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

        Our business is dependent to a significant degree upon close relationships with our vendors and their factors and our ability to purchase brand name merchandise at competitive prices and terms. The loss of key vendor and factor support could have a material adverse effect on our business. There can be no assurance that we will be able to acquire brand name merchandise at competitive prices or on competitive terms in the future. For example, certain merchandise that is high profile and in high demand may be allocated by vendors based upon the vendors' internal criteria, which are beyond our control.

        In addition, vendors and their factors may potentially seek assurances to protect against non-payment of amounts due to them. If we experience declining operating performance, and if we experience severe liquidity challenges, vendors and their factors may demand that we accelerate our payment for their products. These demands could have a significant adverse impact on our operating cash flow and result in a severe diminishment of our liquidity. Under such circumstances, borrowings under our senior secured credit facility could reach maximum levels, in which case we would take actions to obtain additional liquidity. However, there can be no assurance that we would be successful in obtaining such additional liquidity. As a result, we may not be able to meet our obligations as they become due. In addition, if our vendors are unable to access liquidity or become insolvent, they could be unable to supply us with product or continue with their support of our advertising and promotional programs. Any such disruptions could negatively impact our ability to acquire merchandise or obtain vendor allowances in support of our advertising and promotional programs, which in turn could have a material adverse impact on our business, operating results, financial condition or cash flow.

Our debt could adversely affect our financial condition.

        As of January 28, 2012, we had total debt, including capital leases, of $883.4 million, which is subject to restrictions and financial covenants. This could have important consequences to our investors. For example, it could:

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

Changes in the terms of our proprietary credit card program or an unsuccessful transition of service providers could have an adverse effect on our operations.

        Our current proprietary credit card program is operated, under agreement, by HSBC. HSBC issues our proprietary credit cards to our customers and we receive a percentage of the net credit sales thereunder. On December 16, 2011, we entered into a new, seven-year private label credit card program agreement with ADS under which we will receive a percentage of net credit card sales and outstanding cardholder credit balances. Our current proprietary credit card program with HSBC will remain in place until the accounts portfolio sale from HSBC to ADS occurs in the second quarter of 2012. If the efforts to complete the accounts portfolio sale are unsuccessful or if we experience difficulties in the ensuing conversion to ADS systems and support infrastructure, a disruption in credit availability or customer service may result, which could have a material adverse effect on our business and results of operations.

        The inability or unwillingness of HSBC or ADS to provide support for our proprietary credit card program under similar terms or conditions as exist today may result in a decrease in credit card sales to our customers and a loss of revenues attributable to payments from HSBC or ADS. In addition, if our agreement with HSBC or ADS is terminated under circumstances in which we are unable to quickly and adequately contract with a comparable replacement vendor, our customers who have accounts under our proprietary credit card program will be unable to use their cards. This would likely result in a decrease in sales to such customers, a loss of the revenues attributable to the payments from HSBC or ADS and an adverse effect on customer goodwill, any or all of which could have a material adverse effect on our business and results of operations.

We might not be able to successfully implement our business strategies.

        We have identified strategies to achieve sales growth and improve our financial performance in the years ahead, as noted in "Management's Discussion and Analysis — 2012 Strategies and Guidance." If we are unable to successfully execute those strategies, our operating results may suffer. Even if we are able to successfully executive our strategies, there can be no assurance that these strategies will necessarily result in our improved financial performance. In addition, the employment of any new approach involves risks and potential increased costs that may prove to be detrimental to our operating results.

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

        It is difficult to predict what and how much merchandise consumers will want. A substantial part of our business is dependent on our ability to make correct trend decisions. Failure to accurately predict constantly changing consumer tastes, spending patterns and other lifestyle decisions, particularly given the long lead times for ordering much of our merchandise, could adversely affect our long-term relationships with our customers. Our managers focus on inventory levels and balance these levels with inventory plans and reviews of trends; however, if our inventories become too large, we may have to "mark down" or decrease our sales prices, and we may be required to sell a significant amount of unsold inventory at discounted prices or even below cost.

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

Conditions in, and the United States' relationship with, the countries where we source our merchandise could adversely affect our business.

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

        We currently own or lease 272 stores, which subjects us to the risks associated with owning and leasing real estate. In particular, because of changes in the investment climate for real estate, the value of a property could decrease or operating costs could increase. Our store leases generally require us to pay a fixed minimum rent and a variable amount based on a percentage of sales at that location. These leases generally do not allow for termination prior to the end of the lease term without economic consequences. If a store is not profitable and we make the decision to close it, we may remain committed to perform certain obligations under the lease, including the payment of rent, for the balance of the lease term. In addition, as each of the leases expires, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. If an existing owned store is not profitable and we make the decision to close it, we may be required to record an impairment charge and/or exit costs associated with the closing of that store. In addition, lease or other obligations may restrict our right to cease operations of an unprofitable owned or leased store, which may cause us to continue to operate the location at a loss. A decline in real estate values could also have an adverse effect on our borrowing availability under our senior secured credit facility.

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

        Many shopping mall operators were severely impacted by the recent global economic downturn. As the great majority of our stores are located in malls, we are dependent upon the continued popularity of malls as a shopping destination for our customers. The continuation of the economic slowdown in the United States could impact shopping mall operators' financial ability to develop new shopping malls and properly maintain existing shopping malls, which could adversely affect our sales. In addition, the consolidation of ownership of shopping malls through the merger or acquisition of large shopping mall operators may give landlords increased leverage in lease negotiations and adversely affect our ability to control our lease costs.

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

An unfavorable outcome to a potential litigation claim could have a material adverse effect on our business, financial condition and results of operations.

        In the ordinary course of business, we may be involved in lawsuits and regulatory actions. We are impacted by trends in litigation, including, but not limited to, class-action allegations brought under various consumer protection and employment laws. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceeding. An unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceeding, claims brought against us could result in substantial costs and may require that we devote substantial resources to our defense.

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

Operational disruptions in our information systems may adversely affect our business.

        The efficient operation of our business is dependent on our information systems. We rely on our information systems to manage sales, distribution, merchandise planning and allocation functions. We also generate sales through the operations of our website. If our systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them and we may suffer interruptions in our operations in the interim. Any material interruption in our computer operations may have a material adverse effect on our business or results of operations.

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

If our marketing programs are not successful, our sales and profitability could be adversely affected.

        Our business depends on attracting an adequate volume of customers who are likely to purchase our merchandise. We design our marketing programs to increase awareness of our stores and our brands, which we expect will create and maintain customer loyalty, increase the number of customers that shop our stores and increase our sales. We have a significant number of marketing initiatives which we regularly review and revise as necessary. There can be no assurance as to our continued ability to effectively execute our advertising and marketing programs, and any failure to do so could adversely affect our business and results of operations.

Tim Grumbacher has voting control over matters submitted to a vote of the shareholders, and he may take actions that conflict with the interests of our other shareholders and holders of our debt securities.

        Collectively, Tim Grumbacher, trusts for the benefit of Mr. Grumbacher's grandchildren and The Grumbacher Family Foundation beneficially own shares of our outstanding common stock (which is entitled to one vote per share) and shares of our Class A common stock (which is entitled to ten votes per share) representing, in the aggregate, more than 50% of the votes eligible to be cast by shareholders in the election of directors and generally. Accordingly, Mr. Grumbacher has the power to control all matters requiring the approval of our shareholders, including the election of directors and the approval of mergers and other significant corporate transactions. The interests of Mr. Grumbacher and certain other stockholders may conflict with the interests of our other shareholders and holders of our debt securities.

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

        Subchapter F of Chapter 25 of the Pennsylvania Business Corporation Law of 1988, which is applicable to us, may have an anti-takeover effect and may delay, defer or prevent a tender offer or takeover attempt that a shareholder might consider in his or her best interest. In general, Subchapter F could delay for five years and impose conditions upon "business combinations" between an "interested shareholder" and us, unless prior approval by our Board of Directors is given. The term "business combination" is defined broadly to include various merger, consolidation, division, exchange or sale transactions, including transactions using our assets for refinancing purposes. An "interested shareholder," in general, would be a beneficial owner of shares entitling that person to cast at least 20% of the votes that all shareholders would be entitled to cast in an election of directors.

Our stock price has been and may continue to be volatile.

        The market price of our common stock has been and may continue to be volatile and may be significantly affected by:

  •
  actual or anticipated fluctuations in our operating results;

  •
  announcements of new services by us or our competitors;

  •
  our level of indebtedness and our ability to refinance and service our debt;

  •
  developments with respect to conditions and trends in our industry;

  •
  governmental regulation;

  •
  general market conditions, particularly periods of decline; and

  •
  other factors, many of which are beyond our control.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We currently operate 272 stores in 23 states, encompassing approximately 25 million square feet. We own 30 stores, have ground leases on eight stores, and lease 234 stores.

        We operate under eight nameplates, as follows:

Nameplate	Stores	States
Bon-Ton	64	Connecticut, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, West Virginia
Younkers	49	Illinois, Iowa, Michigan, Minnesota, Nebraska, South Dakota, Wisconsin
Carson Pirie Scott	46	Illinois, Indiana, Michigan
Elder-Beerman	42	Indiana, Kentucky, Michigan, Ohio, West Virginia, Wisconsin
Herberger's	41	Colorado, Iowa, Minnesota, Montana, Nebraska, North Dakota, South Dakota, Wisconsin, Wyoming
Boston Store	14	Wisconsin
Bergner's	13	Illinois
Parisian	3	Michigan

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

Item 3.    Legal Proceedings

        We are party to legal proceedings and claims that arise during the ordinary course of business. In the opinion of management, the ultimate outcome of any such litigation and claims will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Item 4.    Mine Safety Disclosures

        Not applicable.

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

	2011		2010
	High	Low	High	Low
1st Quarter	$17.49	$10.90	$18.63	$8.23
2nd Quarter	14.02	7.56	18.20	7.02
3rd Quarter	10.50	3.91	13.46	6.08
4th Quarter	5.35	2.23	14.50	10.63

        On March 23, 2012, we had 226 shareholders of record of common stock and one shareholder of record of Class A common stock.

        Pursuant to our senior secured credit facility agreement, as amended and restated on March 21, 2011, any dividends paid may not exceed $10.0 million in any year or $30.0 million during the term of the agreement, which expires on the earlier of (a) March 21, 2016 and (b) the date that is 60 days prior to the earlier of the maturity date of the senior unsecured notes and the mortgage loan facility; however, additional dividends may be paid subject to meeting other requirements. In addition, pursuant to the indenture that governs our senior unsecured notes, any dividends paid may not exceed $0.24 per share in any year. No dividends were declared in 2010. We paid $0.05 per share on Class A common stock and common stock in three quarters of 2011. The dividend of $0.05 per share declared in the fourth quarter of 2011 was paid in the first quarter of 2012. On March 13, 2012, we declared a quarterly cash dividend of $0.05 per share, payable May 1, 2012 to shareholders of record as of April 13, 2012. Our Board of Directors may consider dividends in subsequent periods as it deems appropriate.

 STOCK PERFORMANCE GRAPH

        The following graph compares the yearly percentage change in the cumulative total shareholder return on the Company's common stock from February 3, 2007 through January 28, 2012, and the cumulative total return on the Center for Research in Security Prices Total Return Index for The NASDAQ Stock Market (U.S. Companies) and the NASDAQ Retail Trade Stocks Index during such period. The comparison assumes $100 was invested on February 3, 2007 in the Company's common stock and in each of the foregoing indices and assumes the reinvestment of any dividends.

DATE	NASDAQ	NASDAQ RETAIL	BON-TON
2/3/07	100.00	100.00	100.00
2/2/08	96.56	88.47	20.68
1/31/09	47.56	56.92	3.86
1/30/10	68.75	84.42	25.59
1/29/11	88.15	105.26	32.58
1/28/12	120.03	127.48	12.15

Item 6.    Selected Financial Data

(In thousands except per share, comparable stores data and number of stores)

	2011		2010		2009		2008		2007
		%		%		%		%		%
Statement of Operations Data(1):
Net sales	$2,884,661	100.0	$2,980,479	100.0	$2,959,824	100.0	$3,129,967	100.0	$3,365,912	100.0
Other income	68,869	2.4	66,006	2.2	75,113	2.5	95,448	3.0	102,657	3.0
Gross profit	1,037,292	36.0	1,120,297	37.6	1,097,632	37.1	1,095,007	35.0	1,215,781	36.1
Selling, general and administrative expenses	936,060	32.4	942,660	31.6	963,639	32.6	1,033,525	33.0	1,066,663	31.7
Depreciation and amortization	95,033	3.3	102,202	3.4	111,635	3.8	117,382	3.8	117,055	3.5
Amortization of lease-related interests	4,747	0.2	4,555	0.2	4,866	0.2	4,866	0.2	4,978	0.1
Goodwill impairment	—	—	—	—	—	—	17,767	0.6	—	—
Other impairment charges	3,690	0.1	1,738	0.1	5,883	0.2	25,905	0.8	4,070	0.1
Income (loss) from operations	66,631	2.3	135,148	4.5	86,722	2.9	(8,990)	(0.3)	125,672	3.7
Interest expense, net	89,507	3.1	112,301	3.8	98,130	3.3	97,847	3.1	108,165	3.2
(Gain) loss on extinguishment of debt	(8,729)	(0.3)	—	—	678	0.0	—	—	—	—
(Loss) income before taxes	(14,147)	(0.5)	22,847	0.8	(12,086)	(0.4)	(106,837)	(3.4)	17,507	0.5
Income tax (benefit) provision(2)	(2,019)	(0.1)	1,353	0.0	(8,031)	(0.3)	63,093	2.0	5,945	0.2
Net (loss) income	(12,128)	(0.4)	21,494	0.7	(4,055)	(0.1)	(169,930)	(5.4)	11,562	0.3
Per share amounts—
Basic:
Net (loss) income	$(0.67)		$1.14		$(0.24)		$(10.12)		$0.67
Diluted:
Net (loss) income	$(0.67)		$1.12		$(0.24)		$(10.12)		$0.67
Cash dividends declared per share	$0.20		$—		$—		$0.20		$0.20
Balance Sheet Data (at end of period):
Working capital	$354,163		$363,210		$365,933		$424,437		$426,451
Total assets	1,618,203		1,656,239		1,722,007		1,821,321		2,067,631
Long-term debt, including capital leases	870,948		917,730		1,016,720		1,148,768		1,147,058
Shareholders' equity	131,607		183,352		141,756		134,177		363,061
Selected Operating Data:
Total sales change	(3.2)%		0.7%		(5.4)%		(7.0)%		0.1%
Comparable stores sales change(3)	(2.8)%		0.9%		(5.4)%		(7.4)%		(6.5)%
Comparable stores data(3):
Sales per selling square foot	$133		$136		$135		$141		$117
Selling square footage	21,478,700		21,726,000		21,763,000		21,829,000		9,478,000
Capital expenditures	$67,235		$46,268		$32,346		$84,810		$109,659
Number of stores:
Beginning of year	275		278		281		280		283
Additions	1		—		—		2		2
Closings	(2)		(3)		(3)		(1)		(5)
End of year	274		275		278		281		280

(1)
Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications did not impact the Company's net (loss) income for any of the years presented.

(2)
The effective tax rate in 2011, 2010 and 2009 largely reflects the Company's valuation allowance position against all net deferred tax assets. Additionally, 2009 reflects an income tax benefit adjustment of $6,340 related to a deferred tax asset valuation allowance release associated with implementation of tax carry-back provisions available under legislation enacted in 2009, partially offset by certain other valuation allowance increases; 2008 reflects an increase to the provision of $108,495 for a charge relating to a deferred tax valuation allowance and a decrease to the provision of $7,038 resulting from a statute-of-limitations expiration.

(3)
Comparable stores data (sales change, sales per selling square foot and selling square footage) reflects stores open for the entire current and prior fiscal year. 2007 comparable stores data does not include NDSG.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

        We compete in the department store segment of the U.S. retail industry. Founded in 1898, the Company is one of the largest regional department store operators, currently operating 272 stores in 23 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner's, Boston Store, Carson Pirie Scott, Elder-Beerman, Herberger's and Younkers nameplates and, in the Detroit, Michigan area, under the Parisian nameplate. Our stores are predominately located in fashion-oriented shopping malls and lifestyle centers, encompassing a total of approximately 25 million square feet and offering a broad assortment of national brand and exclusive private brand fashion apparel and accessories for women, men and children as well as cosmetics, home furnishings and other goods. The Company had net sales of $2.9 billion in 2011.

2011 Performance and Accomplishments

        Our operations are impacted by, among other things, macroeconomic conditions that affect our customers and our business, competitive pressures, and our responsiveness to the development of new technologies and social media. In 2011, we continued to make targeted investments to address these economic and competitive challenges and emerging technologies, with a concerted focus on improving our customers' experience and increasing the productivity of our store portfolio and online operations.

        During 2011, we believe our customers continued to experience economic pressures and were, in many instances, motivated by price. This difficult consumer environment, coupled with our disappointing execution of certain merchandising and marketing strategies and the adverse impact of unseasonably mild weather in the fourth quarter, resulted in decreases in both sales and margin: comparable store sales declined 2.8% from the prior year and our gross margin rate decreased 160 basis points to 36.0% of net sales. Despite expense reductions in SG&A and interest, we were unable to offset our sales and margin deficits such that we recorded a net loss of $12.1 million in 2011, as compared with net income of $21.5 million in the prior year.

        Although we did not meet our financial goals, our efforts resulted in the following accomplishments in 2011, achievements key to positioning ourselves for growth in 2012 and beyond:

  •
  We successfully implemented several merchandising initiatives in seven pilot stores, including the expansion of updated and better merchandise assortments and brands, reallocation of square footage to more productive merchandise categories, and introduction of self-service online kiosks.

  •
  We expanded our shoe business in 16 stores (including the seven pilot stores), significantly increasing both square footage and brand assortment.

  •
  We continued to grow our online and mobile properties, with significant expansion of merchandise assortment and improvement in website performance and multichannel capabilities.

  •
  We launched Mambo, a collection of surf wear and street wear for young men, juniors and children, and John Bartlett, a line of men's apparel and accessories created by the renowned American designer, adding to our exclusive portfolio of private brands.

  •
  We opened one new store and relocated a store to an improved site in an existing market.

  •
  We completed several financing transactions that further strengthened our financial position and created additional financial flexibility to support our growth plans.

        In 2011, as part of our financing strategy, we continued our focus on opportunities to improve our credit profile and deliver value to shareholders. In furtherance of our strategy, on January 31, 2011, we voluntarily prepaid our outstanding indebtedness under our Second Lien Loan and Security Agreement that provided for $75.0 million of term loans expiring November 18, 2013 (the "Term Loan Facility"). As a result of such prepayment, the Term Loan Facility was terminated.

        On March 21, 2011, we entered into a $625.0 million senior secured Second Amended and Restated Loan and Security Agreement (the "Second Amended Revolving Credit Facility") that expires on the earlier of (a) March 21, 2016 and (b) the date that is 60 days prior to the earlier of the maturity date of our 10 1/4% Senior Notes (the "Senior Notes") and the mortgage loan facility. The Second Amended Revolving Credit Facility replaced our prior $675.0 million revolving credit facility, which was scheduled to mature on June 4, 2013 (the "2009 Revolving Credit Facility").

        In the fourth quarter of 2011, we repurchased at a discount, in open market transactions, a total of $46.0 million principal amount of the $510.0 million aggregate principal outstanding of our Senior Notes.

        As a result of the aforementioned financing activity, we reduced our interest expense in 2011 and realized a net gain on the extinguishment of debt. Our interest expense decreased $22.8 million, largely the result of reduced borrowing levels and lower interest rates due to our prepayment of the Term Loan Facility and entry into the Second Amended Revolving Credit Facility. The repurchase of our Senior Notes resulted in a gain of $18.2 million. This gain was partially offset by a $9.5 million loss primarily for an early termination fee associated with the prepayment of the Term Loan Facility and accelerated deferred financing fees associated with the Term Loan Facility and the 2009 Revolving Credit Facility, resulting in a net gain on extinguishment of debt of $8.7 million. See "Results of Operations—2011 Compared with 2010" for further discussion of our interest expense and Note 9 of the Notes to Consolidated Financial Statements for further discussion of our long-term debt.

        On December 16, 2011, we entered into a new, seven-year private label credit card program agreement with ADS, which will replace our current agreement with HBSC. Our current proprietary credit card program with HSBC will remain in place until the accounts portfolio sale from HSBC to ADS occurs in the second quarter of 2012.

2012 Strategies and Guidance

        We are taking actions to address our operating performance and are focused on strategies to accelerate sales growth and improve our financial results in the years ahead, including: (i) the expansion of our successful merchandising initiatives from the seven pilot stores to 64 additional stores in 2012, (ii) the reallocation of marketing expenditures to increase effectiveness through the expanded employment of new, multi-channel technologies, (iii) the continued investment in our online and mobile platform operations, (iv) the renewed focus on our small stores in niche markets to capitalize on our competitive advantages and (v) the increased penetration of our proprietary credit card sales to total sales.

        Based on successful test results and favorable customer feedback, we will expand the merchandising initiatives implemented in our seven pilot stores to 64 additional stores in 2012. Strategic investments are being made to remodel and reallocate existing selling space with a heightened focus on productivity and return on investment. We will continue to revise our selection of updated merchandise throughout our families of business in keeping with our customer preferences.

        Our marketing expenditures incorporate a variety of media channels, both traditional and new. We are expanding our use of digital and social media and our mobile coupon program to provide increased awareness of our product. Current and future expansions of our online and mobile platforms consist of investments in inventory, marketing, fulfillment capabilities and site development, all of which complement ongoing efforts to improve customer service and drive sales.

        We believe our smaller markets provide significant growth opportunity as we generally face less competition in these niche markets for our national and private label brands. We plan to strategically expand our strongest merchandise categories in the targeted markets as we seek to maximize our return.

        Building on our established customer relationships and broad customer base, we are looking to grow our sales through the increased penetration of our proprietary credit card. To achieve this, we will target the next generation customer through focused marketing efforts including a digital marketing campaign. Additionally, our continued commitment to accelerating new account acquisitions will be aided by a renewed focus on sales promotion efforts such as targeted mailings, cardholder events and updates to our loyalty program.

        In 2012, we expect to achieve earnings per diluted share ranging from $0.15 to $0.75. On March 7, 2012, we provided the following assumptions with respect to our 2012 guidance:

  •
  a comparable store sales increase ranging from 1% to 2%;

  •
  a gross margin rate 50 to 110 basis points higher than the 2011 rate of 36.0%;

  •
  a $25 million to $30 million increase in SG&A expense from the 2011 expense of $936.1 million (a portion of which is attributable to the addition of the 53rd week in 2012);

  •
  a tax rate of 39%;

  •
  capital expenditures not to exceed $70 million, net of external contributions; and

  •
  an estimated 19 million to 20 million average diluted shares outstanding.

        We are finding cost pressures on our inventory have moderated since their peak in 2011; however, we do not expect to realize lower costs until mid-2012 due to the timing of production. In our private brands, where we have greater control over the production and manufacturing of merchandise, we will continue to diversify production to lower cost markets. Overall, we anticipate cost increases of approximately five to seven percent in the spring season of 2012 over spring 2011 levels, and cost decreases of approximately five to ten percent in fall 2012 from fall 2011.

        Earnings per share guidance does not reflect any (non-cash) income tax benefit of reducing the valuation allowance currently recorded for deferred tax assets. The amount of such adjustment cannot be determined until our 2012 results are final.

Results of Operations

        The following table summarizes changes in our selected operating indicators, illustrating the relationship of various income and expense items to net sales for each year presented (components may not add or subtract to totals because of rounding):

	Percent of Net Sales
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Other income	2.4	2.2	2.5

	102.4	102.2	102.5

Costs and expenses:
Costs of merchandise sold	64.0	62.4	62.9
Selling, general and administrative	32.4	31.6	32.6
Depreciation and amortization	3.3	3.4	3.8
Amortization of lease-related interests	0.2	0.2	0.2
Impairment charges	0.1	0.1	0.2

Income from operations	2.3	4.5	2.9
Interest expense, net	3.1	3.8	3.3
(Gain) loss on extinguishment of debt	(0.3)	—	—

(Loss) income before income taxes	(0.5)	0.8	(0.4)
Income tax (benefit) provision	(0.1)	—	(0.3)

Net (loss) income	(0.4)%	0.7%	(0.1)%

2011 Compared with 2010

        Net sales:    Net sales in 2011 were $2,884.7 million, a decrease of 3.2% from $2,980.5 million in 2010. Comparable store sales decreased 2.8% from the prior year. Sales in merchandise categories with more traditional goods were particularly challenged in 2011, as our customer is expressing a preference for updated styling. We have significantly expanded our stronger selling updated merchandise throughout our families of business to increase representation of these goods, and will continue to do so in 2012. Additionally, sales of cold-weather goods across merchandise categories suffered in the fourth quarter of 2011 due to the adverse impact of milder weather in our markets. Investments in our eCommerce business resulted in significantly higher eCommerce sales in the period.

        The best performing merchandise categories in 2011 were Hard Home (included in Home), Cosmetics, Better Sportswear (included in Women's Apparel) and Footwear. Increases in Hard Home were largely due to sales of small electronics. The introduction of innovative treatment products, new fragrances and intensified sales associate education fueled the sales performance in Cosmetics. Better Sportswear sales increased due to favorable customer response to expanded offerings of trend-right fashions from key national and private brands. Footwear sales benefited from strategic capital investment for expansion and remodels in certain stores; updated assortments and new in-store environments resulted in increased sales. Our customer service training initiatives were another factor in the success in Footwear sales.

        The poorest performing categories in 2011 were Moderate Sportswear and the special size areas, Petite Sportswear and Women's Sportswear (all included in Women's Apparel). Sales in these categories were adversely impacted by substantial inventory investment in traditional product from private brand as well as national brand resources, particularly in the spring season. Inventory investment in updated, modern product has been increased to better align with customer preference.

        Other income:    Other income, which includes income from revenues received under our credit card program agreement, leased departments and other customer revenues, was $68.9 million, or 2.4% of net sales, in 2011 as compared with $66.0 million, or 2.2% of net sales, in 2010. Fiscal 2011 results include income of $6.5 million related to the cumulative breakage on certain unused gift and merchandise return cards issued since inception of these programs; we do not anticipate a similar level of income recognition in 2012 (see Note 1 in the Notes to Consolidated Financial Statements). The breakage income was partially offset by decreased revenues from our proprietary credit card operations, largely resulting from reduced sales.

        Costs and expenses:    Gross margin dollars decreased $83.0 million to $1,037.3 million in 2011, reflecting both the decline in the sales volume and a decreased margin rate. Gross margin as a percentage of sales decreased 160 basis points to 36.0% in 2011, primarily reflecting an increased net markdown rate, a significant percentage of which is attributable to cold weather merchandise.

        SG&A expense decreased $6.6 million to $936.1 million in 2011 as compared with $942.7 million in 2010, primarily due to reduced incentive compensation accruals and a favorable insurance receipt, partially offset by increased marketing expenditures. We were not able to leverage the expense reduction due to the decreased sales; SG&A expense rate in 2011 increased 80 basis points to 32.4% of net sales.

        Depreciation and amortization expense and amortization of lease-related interests decreased $7.0 million, to $99.8 million in 2011 from $106.8 million in 2010, primarily due to a reduced asset base.

        In 2011, we recorded $1.1 million of non-cash asset impairment charges which resulted in a reduction in the carrying value of certain store properties due to their marginal operating performance. In 2010, we recorded $1.7 million of non-cash asset impairment charges which resulted in a reduction in the carrying value of certain store and distribution center properties. See Notes 1 and 2 in the Notes to Consolidated Financial Statements.

        In 2011, due to the decline in our business performance, we recorded non-cash impairment charges of $2.6 million related to the reduction in the value of three indefinite-lived trade names and one indefinite-lived private label brand name. There were no such similar charges in 2010. See Notes 1 and 3 in the Notes to Consolidated Financial Statements.

        Interest expense, net:    Net interest expense in 2011 was $89.5 million, or 3.1% of net sales, as compared with $112.3 million, or 3.8% of net sales, in 2010. The $22.8 million decrease primarily reflects reduced borrowing levels and lower interest rates as a result of the prepayment of the Term Loan Facility and the amendment of the Second Amended Revolving Credit Facility, both of which occurred in the first quarter of 2011.

        Gain on extinguishment of debt:    In the first quarter of 2011, we recorded a $9.5 million loss on the extinguishment of debt, which primarily consisted of an early termination fee of $3.8 million and accelerated deferred financing fees of $4.4 million associated with the prepayment of the Term Loan Facility and accelerated deferred financing fees of $1.3 million associated with the 2009 Revolving Credit Facility. In the fourth quarter of 2011, we repurchased at a discount, in open market transactions, $46.0 million (principal amount) of our Senior Notes. The repurchase resulted in a gain of $18.2 million. Together, the transactions resulted in a net gain on extinguishment of debt of $8.7 million.

        Income tax (benefit) provision:    The effective tax rate in each of 2011 and 2010 largely reflects the Company's valuation allowance position against all net deferred tax assets. The $2.0 million income tax benefit in 2011 includes a $3.2 million benefit resulting from reclassifying from accumulated other comprehensive loss the residual tax effect associated with certain interest rate swap contracts which expired on July 14, 2011, partially offset by certain state income tax expense and recognition of deferred tax liabilities associated with indefinite-lived assets. The $1.4 million income tax provision in 2010 includes certain state income tax expense and recognition of deferred tax liabilities associated with indefinite-lived assets, offset in part by a favorable $1.5 million tax benefit resulting from recognition of uncertain tax positions due to a statute of limitations expiration.

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

        The best performing merchandise categories in the period were Footwear, Home and Better Sportswear (included in Women's Apparel). Sales in Footwear benefited from the expansion of key updated vendors to an increased number of stores and the strength of incredible value programs. The Home area achieved success in sales of luggage, cold weather items and small electronics. Better Sportswear sales increased as customers responded favorably to expanded offerings of trend-right fashions from key vendors. Sales of updated, better merchandise throughout our product categories significantly outperformed sales of moderately-priced traditional goods during the latter half of 2010, reversing a prior trend.

        Despite a stronger performance in the fall season of the year, Furniture sales (included in Home) were adversely impacted by the challenging housing market and slow economy in 2010. Coats (included in Women's Apparel) achieved success in sales of updated, better merchandise, but was hampered by slower sales in traditional goods. Sales in Juniors' Apparel were impacted by assortments that were deficient in new, novelty looks preferred by our customer, particularly in tops.

        Other income:    Other income was $66.0 million, or 2.2% of net sales, in 2010 as compared with $75.1 million, or 2.5% of net sales, in 2009. The decrease primarily reflects reduced leased department income, the result of the conversion in late 2009 of Fine Jewelry to an owned department.

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

        Interest expense, net:    Net interest expense in 2010 was $112.3 million, or 3.8% of net sales, as compared with $98.1 million, or 3.3% of net sales, in 2009. The $14.2 million increase primarily reflects higher borrowing rates and amortization of deferred financing fees under our 2009 amended and new credit facilities, partially offset by reduced borrowings throughout the year and interest rate swap ineffectiveness in 2009.

        Loss on extinguishment of debt:    In the fourth quarter of 2009, unamortized deferred financing fees of $0.7 million associated with our previous revolving credit facility were accelerated on the date of our entry into the 2009 Revolving Credit Facility.

        Income tax provision (benefit):    The effective tax rate in 2010 largely reflects the Company's valuation allowance position against all net deferred tax assets. The $1.4 million income tax provision in 2010 includes certain state income tax expense and recognition of deferred tax liabilities associated with indefinite-lived assets, offset in part by a favorable $1.5 million tax benefit resulting from recognition of uncertain tax positions due to a statute of limitations expiration. An income tax benefit of $8.0 million was recorded in 2009, primarily due to deferred tax asset valuation allowance releases associated with implementation of the carry-back provisions of The Worker, Homeownership, and Business Assistance Act of 2009.

Non-GAAP Financial Measure—EBITDA

        We have prepared our consolidated financial statements in accordance with generally accepted accounting principles ("GAAP"). In addition, the non-GAAP financial performance measure of EBITDA (defined as earnings before interest, income taxes, depreciation and amortization, including amortization of lease-related interests, impairment charges and (gain) loss on extinguishment of debt) is as follows:

(In thousands)	2011	2010	2009
EBITDA	$170,101	$243,643	$209,106

        We consider EBITDA to be an important supplemental measure of our performance. It is frequently used by securities analysts, investors and other interested parties to evaluate the performance of companies in our industry and by some investors to determine a company's ability to service or incur debt. In addition, our management uses EBITDA internally to compare the profitability of our stores. EBITDA is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. EBITDA should not be assessed in isolation from or construed as a substitute for net income or cash flows from operations, which are prepared in accordance with GAAP. EBITDA has limitations as an analytical tool and is not intended to represent, and should not be considered to be a more meaningful measure than, or an alternative to, measures of operating performance as determined in accordance with GAAP.

        The following table reconciles net (loss) income as presented in our consolidated statements of operations (prepared in accordance with GAAP) to EBITDA:

(In thousands)	2011	2010	2009
Net (loss) income	$(12,128)	$21,494	$(4,055)
Adjustments:
Income tax (benefit) provision	(2,019)	1,353	(8,031)
(Gain) loss on extinguishment of debt	(8,729)	—	678
Interest expense, net	89,507	112,301	98,130
Depreciation and amortization	95,033	102,202	111,635
Amortization of lease-related interests	4,747	4,555	4,866
Impairment charges	3,690	1,738	5,883

EBITDA	$170,101	$243,643	$209,106

Liquidity and Capital Resources

        On January 31, 2011, we utilized $75.0 million of excess availability under our revolving credit facility to pay in full our Term Loan Facility, which was scheduled to mature on November 18, 2013. On March 21, 2011, we entered into a $625.0 million senior secured Second Amended Revolving Credit Facility that expires on the earlier of (a) March 21, 2016 and (b) the date that is 60 days prior to the earlier of the maturity date of our Senior Notes (March 15, 2014) and the mortgage loan facility (March 6, 2016). The Second Amended Revolving Credit Facility replaced our pre-existing $675.0 million 2009 Revolving Credit Facility, which was scheduled to mature on June 4, 2013. The proceeds of the Second Amended Revolving Credit Facility were used to pay the outstanding balance under the 2009 Revolving Credit Facility and will be used for other general corporate purposes. The Second Amended Revolving Credit Facility has interest rate reductions and generally favorable revisions regarding the facility requirements and financial covenant. See Note 9 of the Notes to Consolidated Financial Statements for further discussion of the Second Amended Revolving Credit Facility.

        In the fourth quarter of 2011, we repurchased at a discount, in open market transactions, a total of $46.0 million principal amount of the $510.0 million aggregate principal outstanding of our Senior Notes.

        Our operating cash flow in 2011 enabled us to reduce our debt by $47.2 million, or 5.1%, which follows the prior year debt reduction of 9.6%, further strengthening our financial position.

        At January 28, 2012, we had $14.3 million in cash and cash equivalents and $437.8 million available under our Second Amended Revolving Credit Facility (before taking into account the minimum borrowing availability covenant under such facility). Excess availability was $472.3 million as of the comparable prior year period under the 2009 Revolving Credit Facility. The decrease in excess availability primarily reflects increased direct borrowings, partially offset by an increased borrowing base availability. The year-to-year comparison of excess availability is impacted by our prepayment of the $75.0 million Term Loan Facility in the first month of the first quarter of 2011, terminating a prior year source of funding.

        Typically, cash flows from operations are impacted by consumer confidence, weather in the geographic markets served by the Company, and economic and competitive conditions existing in the retail industry; a downturn in any single factor or a combination of factors could have a material adverse impact upon our ability to generate sufficient cash flows to operate our business. While the current economic uncertainty affects our assessment of short-term liquidity, we consider our resources (cash flows from operations supplemented by borrowings under the credit facility) adequate to satisfy our 2012 cash needs. While there can be no assurances, management believes there will be sufficient liquidity to cover our short-term funding needs.

        Our primary sources of working capital are cash flows from operations and borrowings under our Second Amended Revolving Credit Facility. Our business follows a seasonal pattern; working capital fluctuates with seasonal variations, reaching its highest level in October or November to fund the purchase of merchandise inventories prior to the holiday season. The seasonality of our business historically provides greatest cash flow from operations during the holiday season, with fiscal fourth quarter net sales generating the strongest profits of our fiscal year. As holiday sales significantly reduce inventory levels, this reduction, combined with net income, historically provides us with strong cash flow from operations at the end of our fiscal year.

        Cash provided by (used in) our operating, investing and financing activities is summarized as follows:

(Dollars in millions)	2011	2010	2009
Operating activities	$99.8	$141.1	$194.0
Investing activities	(64.5)	(43.7)	(32.2)
Financing activities	(37.4)	(100.1)	(162.6)

        The decrease in net cash provided by operating activities in 2011, as compared with 2010, primarily reflects a decline in business performance, resulting in the current year net loss, partially offset by reduced working capital requirements and receipt of deferred income. The decrease in net cash provided by operating activities in 2010, as compared with 2009, primarily reflects increased working capital requirements, namely, increases in merchandise inventories and a contribution to the Company's pension plan. A year-to-year comparison of working capital is also greatly impacted by the 2010 receipt of a $6.9 million 2009 income tax receivable versus the 2009 receipt of a $32.7 million 2008 income tax receivable, both due to carry-back provisions. The decrease in cash provided in 2010 was partially offset by the significant improvement in the 2010 business performance, resulting in net income in 2010 versus the net loss in 2009.

        Capital expenditures totaled $67.2 million, $46.3 million and $32.3 million in 2011, 2010 and 2009, respectively; these expenditures do not reflect reductions for external contributions of $18.2 million, $6.8 million and $7.6 million in 2011, 2010 and 2009, respectively. In 2011, significant investment was made to support our strategic initiatives in our pilot stores; opening and remodeling of stores; information technology; and infrastructure improvements in our eCommerce business. We anticipate our 2012 capital expenditures will not exceed $72.5 million (which does not reflect external contributions of $2.5 million, reducing budgeted net capital investments to $70.0 million). Projects include the expansion of strategic initiatives from the seven pilot stores to 64 additional stores, ongoing store remodels, and continued information technology investments. We believe these investments will drive growth and profitable returns.

        The decrease in net cash used in financing activities in 2011, as compared with 2010, primarily reflects reduced net debt payments and cash flow generated in 2011 partially used to support cash requirements for increased capital expenditures. Financing fees incurred to amend the Second Amended Revolving Credit Facility increased cash requirements in 2011. The decrease in net cash used in financing activities in 2010, as compared with 2009, primarily reflects reduced net debt payments and cash flow generated in 2010 used to support cash requirements for increased capital expenditures and forfeitures of common stock shares by associates in lieu of tax payments. In addition, financing fees were reduced in 2010.

Credit Arrangements

        On March 21, 2011, The Bon-Ton Department Stores, Inc.; The Elder-Beerman Stores Corp.; Carson Pirie Scott II, Inc.; Bon-Ton Distribution, Inc.; and McRIL, LLC, as borrowers (the "Borrowers"), and the Company and certain other subsidiaries as obligors (together with the Borrowers and the Company, the "Obligors") entered into the Second Amended Revolving Credit Facility with

Bank of America, N.A., as Agent, and certain financial institutions as lenders that amends and restates the 2009 Revolving Credit Facility entered into on December 4, 2009, which was an amendment and restatement of the Loan and Security Agreement entered into on March 6, 2006. The Second Amended Revolving Credit Facility provides for a revolving credit facility of $625.0 million that expires on the earlier of (a) March 21, 2016 and (b) the date that is 60 days prior to the earlier of the maturity date of our Senior Notes and the mortgage loan facility. All borrowings under the Second Amended Revolving Credit Facility are limited by amounts available pursuant to a borrowing base calculation, which is based on percentages of eligible inventory, real estate and credit card receivables, in each case subject to reductions for applicable reserves.

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

changes in the business or corporate structure of the Obligors or their subsidiaries; prepaying, redeeming or repurchasing certain debt; changes in accounting policies or reporting practices, unless required by GAAP; and speculative transactions. The Second Amended Revolving Credit Facility also provides that it is a condition precedent to borrowing that no event has occurred that could reasonably be expected to have a material adverse effect, as defined in the agreement, on the Company. If we fail to comply with the financial covenant or the other restrictions contained in the Second Amended Revolving Credit Facility, mortgage loan facility or the indenture that governs our Senior Notes, an event of default would occur. An event of default could result in the acceleration of our debt due to the cross-default provisions within the debt agreements. The borrowing base calculation under the Second Amended Revolving Credit Facility contains an inventory advance rate subject to periodic review at the lenders' discretion.

        As of January 28, 2012, we had borrowings under the Second Amended Revolving Credit Facility of $119.4 million, with $437.8 million of borrowing availability (before taking into account the minimum borrowing availability covenant) and letter-of-credit commitments of $4.1 million. Our average and peak month-end borrowings under the Second Amended Revolving Credit Facility were $136.3 million and $288.8 million, respectively, in 2011.

        On November 18, 2009, The Bon-Ton Department Stores, Inc. and The Elder-Beerman Stores Corp. as Borrowers, and the Company and certain other subsidiaries as Obligors entered into a Term Loan Facility with Sankaty Advisors, LLC; GB Merchant Partners, LLC and GA Capital, LLC as Agents that provided for $75.0 million of term loans expiring November 18, 2013. The Term Loan Facility principal balance was voluntarily paid in full on January 31, 2011.

        As of January 28, 2012, our long-term debt included $464.0 million aggregate principal amount of our Senior Notes, reflective of $46.0 million principal amount we repurchased in the fourth quarter of 2011. We may from time to time seek to repurchase additional outstanding Senior Notes through cash purchases in open market transactions, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

        Aside from planned capital expenditures, our primary cash requirements will be to service debt and finance working capital increases during peak selling seasons.

        We paid a quarterly cash dividend of $0.05 per share on shares of Class A common stock and common stock on May 2, 2011, August 1, 2011, November 1, 2011 and February 1, 2012 to shareholders of record as of April 15, 2011, July 15, 2011, October 14, 2011 and January 13, 2012, respectively. Additionally, a quarterly cash dividend of $0.05 per share was declared on March 13, 2012, payable May 1, 2012 to shareholders of record as of April 13, 2012. Our Board of Directors may consider dividends in subsequent periods as it deems appropriate.

Contractual Obligations and Commitments

        The following tables reflect our contractual obligations and commitments as of January 28, 2012:

Contractual Obligations

	Payment due by period
(Dollars in thousands)	Total	Within 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt(1)(2)	$1,001,454	$72,016	$698,044	$231,394	$—
Capital leases(1)	91,959	8,805	15,654	15,000	52,500
Service agreements	35,052	19,204	13,348	2,500	—
Operating leases	458,857	91,211	156,350	99,070	112,226
Private Brand agreements	23,794	13,159	9,629	1,006	—

Totals	$1,611,116	$204,395	$893,025	$348,970	$164,726

(1)
Includes interest, except for interest under long-term debt obligations where such interest is calculated on a variable basis.

(2)
Debt within the "1-3 Years" category includes $119.4 million in variable rate debt under the Second Amended Revolving Credit Facility that expires on the earlier of (a) March 21, 2016 and (b) the date that is 60 days prior to the earlier of the maturity date of the senior unsecured notes and the mortgage loan facility.

        In addition, we expect to make cash contributions to our supplementary pension plans and the postretirement medical and life insurance benefit plan in the amount of $1.4 million, $1.3 million, $1.2 million, $1.1 million and $1.0 million in 2012, 2013, 2014, 2015 and 2016, respectively, and $3.8 million in the aggregate for the five years thereafter.

        In 2012, we expect to make a $17.0 million contribution to the defined benefit pension plan. We presently do not anticipate making an additional contribution to the defined benefit pension plan in 2012, but we may choose to do so in our discretion.

        Note 8 in the Notes to Consolidated Financial Statements provides a more complete description of our benefit plans.

Commitments

	Amount of expiration per period
(Dollars in thousands)	Total	Within 1 Year	1-3 Years	3-5 Years	After 5 Years
Documentary letters of credit	$1,028	$1,028	$—	$—	$—
Standby letters of credit	3,050	3,050	—	—	—
Surety bonds	524	524	—	—	—

Totals	$4,602	$4,602	$—	$—	$—

        Documentary letters of credit are primarily issued to support the purchasing of merchandise, which includes our private brand goods. Standby letters of credit are primarily issued as collateral for obligations related to general liability and workers' compensation insurance and other general corporate purposes. Surety bonds are for potential obligations related to workers' compensation.

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

        As of January 28, 2012 and January 29, 2011, approximately 32% and 33%, respectively, of our inventories were valued using a first-in, first-out cost basis and approximately 68% and 67%, respectively, of our inventories were valued using a last-in, first-out ("LIFO") cost basis. As is currently the case with many companies in the retail industry, our LIFO calculations yielded inventory increases due to deflation reflected in price indices used. The LIFO method values merchandise sold at the cost of more recent inventory purchases (which the deflationary indices indicated to be lower), resulting in the general inventory on-hand being carried at the older, higher costs. Given these higher values and the promotional retail environment, we have reduced the carrying value of our LIFO inventories to an estimated realizable value. These reductions totaled $37.2 million and $46.1 million as of January 28, 2012 and January 29, 2011, respectively. Inherent in the valuation of inventories are significant management judgments and estimates regarding future merchandise selling costs and pricing. Should these estimates prove to be inaccurate, we may have overstated or understated our inventory carrying value. In such cases, operating results would ultimately be impacted.

Vendor Allowances

        As is standard industry practice, allowances from merchandise vendors are received as reimbursement for charges incurred on marked-down merchandise. Vendor allowances are recorded when determined to be collectable. Allowances are credited to costs of goods sold, provided the allowance is: (1) for merchandise permanently marked down or sold, (2) not predicated on a future purchase, and (3) not predicated on a future increase in the purchase price from the vendor. If the aforementioned criteria are not met, the allowances are recorded as an adjustment to the cost of merchandise capitalized in inventory and reflected as a reduction of costs of merchandise sold when the related merchandise is sold.

        Additionally, allowances are received from vendors in connection with cooperative advertising programs and for reimbursement of certain payroll expenses. To the extent the reimbursements are for specific, incremental and identifiable advertising or payroll costs incurred to sell the vendor's products and do not exceed the costs incurred, they are recognized as a reduction of SG&A expense. If the aforementioned criteria are not met, the allowances are recorded as an adjustment to the cost of merchandise capitalized in inventory and reflected as a reduction of costs of merchandise sold when the related merchandise is sold.

Income Taxes

        Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against net deferred tax assets. The process involves summarizing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. In addition, we are required to assess whether valuation allowances should be established against our deferred tax assets based on consideration of all available evidence using a "more likely than not" standard. To the extent a valuation allowance is established in a period, an expense must generally be recorded within the income tax provision in the statement of operations.

        We reported net deferred tax liabilities of $3.8 million and $3.1 million at January 28, 2012 and January 29, 2011, respectively. In assessing the realizability of our deferred tax assets, we considered whether it is more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability and limitations pursuant to Section 382 of the

Internal Revenue Code, among others. Significant weight is given to evidence that can be objectively verified. As a result, current or previous losses are given more weight than any projected future taxable income. In addition, a recent three-year historical cumulative loss is considered a significant element of negative evidence that is difficult to overcome.

        We evaluate our deferred tax assets each reporting period, including assessment of the Company's cumulative income or loss over the prior three-year period, to determine if valuation allowances are required. With respect to our reviews during 2009, 2010 and 2011, our three-year historical cumulative loss and the continuation of uncertain near-term economic conditions impeded our ability to rely on our projections of future taxable income in assessing valuation allowance requirements. As such, we concluded it was necessary to continue to maintain a full valuation allowance on our net deferred tax assets.

        Our deferred tax asset valuation allowance totaled $147.1 million and $126.3 million at January 28, 2012 and January 29, 2011, respectively. If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may need to be adjusted, which could materially impact our financial position and results of operations. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard for realization, the valuation allowance would be reduced accordingly in the period that such a conclusion is reached. If reduced, a maximum of $1.6 million of the valuation allowance reduction would result in an increase to paid in capital rather than an income tax benefit.

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

Long-lived Assets

        Property, fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in our business model or capital strategy can result in the actual useful lives differing from estimates. In cases where we determined the useful life of property, fixtures and equipment should be shortened, we depreciated the net book value in excess of the salvage value over the revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or leasehold improvements could also result in shortened useful lives. Our net property, fixtures and equipment amounted to $677.1 million and $703.4 million at January 28, 2012 and January 29, 2011, respectively.

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

        We evaluated the recoverability of our long-lived assets and, as a result, in 2011 we recognized impairment charges of $1.1 million which resulted in a reduction in the carrying amount of certain marginally performing store properties. In 2010 and 2009 we recognized asset impairment charges of $1.7 million and $5.7 million, respectively, which resulted in a reduction in the carrying amount of certain store and distribution center properties. These analyses anticipate certain economic conditions. Should economic conditions be worse than anticipated, additional impairment charges could result.

Intangible Assets

        Net intangible assets totaled $119.2 million and $130.1 million at January 28, 2012 and January 29, 2011, respectively. Our intangible assets at January 28, 2012 are principally comprised of $57.7 million of lease interests that relate to below-market-rate leases and $61.5 million associated with trade names, private label brand names and customer lists. The lease-related interests are being amortized using a straight-line method. The customer lists are being amortized using a declining-balance method. At January 28, 2012, lease-related interests and customer lists had average remaining lives of 12 years and seven years, respectively, for amortization purposes. At January 28, 2012, trade names and private label brand names of $51.4 million have been deemed as having indefinite lives.

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

        As a result of the decline in our business performance in 2011, we recognized asset impairment charges of $2.4 million and $0.2 million on three indefinite-lived trade names and one private label brand name, respectively. No adjustment was required pursuant to our review of the carrying amount of intangible assets in 2010. In 2009, we recorded an asset impairment charge of $0.2 million related to a reduction in the value of two indefinite-lived private label brand names.

        Should significant changes in the manner of our use of assets or overall business strategy, future results or economic events cause us to adjust our projected cash flows, future estimates of fair value may not support the carrying amount of these assets. If actual results prove inconsistent with our assumptions and judgments, we could be exposed to a material impairment charge.

Insurance Reserve Estimates

        We use a combination of insurance and self-insurance for a number of risks, including workers' compensation, general liability and employee-related health care benefits, a portion of which is paid by our associates. We determine the estimates for the liabilities associated with these risks by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. A change in claims frequency and severity of claims from historical experience as well as changes in state statutes and the mix of states in which we operate could result in a change to the required reserve levels.

Pension and Supplementary Retirement Plans

        We provide an unfunded supplementary pension plan to certain key executives. Through acquisitions, we acquired a defined benefit pension plan and assumed the liabilities of three supplementary pension plans and a postretirement benefit plan. Major assumptions used in accounting for these plans include the discount rate and the expected long-term rate of return on the defined benefit plan's assets.

        The discount rate assumption is evaluated annually. We utilize the Citibank Pension Discount Curve to develop the discount rate assumption. A single constant discount rate is developed based on the expected timing of the benefit payments.

        We base our asset return assumption on current and expected allocations of assets, as well as a long-term view of expected returns on the plan asset categories. We assess the appropriateness of the expected rate of return on an annual basis and, when necessary, revise the assumption. At January 28, 2012, our target pension plan asset allocation was 57% equity securities, 33% fixed income and 10% hedge funds.

        Changes in the assumptions regarding the discount rate and expected return on plan assets may result in materially different expense and liability amounts. Actuarial estimations may differ materially from actual results, reflecting many factors including changing market and economic conditions, changes in investment strategies, higher or lower withdrawal rates and longer or shorter life-spans of participants. In addition, the funded status of this plan and the related cost reflected in our financial statements are affected by various factors that are subject to an inherent degree of uncertainty, particularly in the current economic environment. Losses of asset values of the defined benefit pension plan may require us to fund obligations earlier than we forecasted in order to meet minimum federal government requirements, which would have a negative impact on cash flows from operations.

        In the first quarter of 2009, we paid $5.7 million pursuant to the termination of one of our unfunded supplemental pension plans.

Recently Issued Accounting Standards

        In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"), which amends FASB Codification Topic 220 on comprehensive income disclosures. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for interim and annual periods beginning after December 15, 2011. We do not expect the adoption of ASU 2011-05 to have an impact on our consolidated financial position, results of operations or cash flows as it requires only a change in the format of presentation.

        In May 2011, ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ("ASU 2011-04"), was issued, amending FASB Codification Topic 820 ("ASC 820") on fair value measurements and disclosures. The amendments (1) clarify the FASB's intent regarding application of existing fair value measurement guidance, (2) revise certain measurement and disclosure requirements that change or modify a principle to achieve convergence with international accounting standards and (3) expand the information required to be disclosed with respect to fair value measurements categorized in Level 3 fair value measurements. The amendments to ASC 820 made by ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011. We do not expect the adoption of ASU 2011-04 to have a material impact on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Financial Instruments

        We are exposed to market risk associated with changes in interest rates. To provide some protection against potential rate increases associated with our variable-rate borrowing facilities, we have previously entered into, and may in the future enter into, interest rate swap agreements to change the fixed/variable interest rate mix of our debt portfolio in order to maintain an appropriate balance of fixed-rate and variable-rate debt and to mitigate the impact of volatile interest rates. We have not entered into new interest rate swap agreements since the expiration of our prior interest rate swaps on July 14, 2011. During 2011 and 2010, we did not enter into or hold derivative financial instruments for trading purposes.

        The following table presents principal cash flows and related weighted average interest rates by expected maturity dates at January 28, 2012:

	Expected Maturity Date By Year
(Dollars in thousands)	2012	2013	2014	2015	2016	There- After	Total	Fair Value
Debt:
Fixed-rate debt	$8,066	$7,400	$472,608	$9,238	$205,590	—	$702,902	$542,206
Average fixed rate	6.85%	6.86%	10.19%	6.90%	6.23%	—	8.91%
Variable-rate debt(1)	—	$119,435	—	—	—	—	$119,435	$119,435
Average variable rate	—	3.20%	—	—	—	—	3.20%

(1)
The variable-rate debt is the Second Amended Revolving Credit Facility that expires on the earlier of (a) March 21, 2016 and (b) the date that is 60 days prior to the earlier of the maturity date of the Senior Notes and the mortgage loan facility.

Seasonality and Inflation

        Our business, like that of most retailers, is subject to seasonal fluctuations, with the major portion of sales and income realized during the second half of each fiscal year, which includes the holiday season. See Note 17 in the Notes to Consolidated Financial Statements for the Company's quarterly results for 2011 and 2010. Due to the fixed nature of certain costs, SG&A expense is typically higher as a percentage of net sales during the first half of each year. Working capital requirements fluctuate during the year as well and generally reach their highest levels during the third and fourth quarters.

        Because of the seasonality of our business, results for any quarter are not necessarily indicative of results that may be achieved for a full year. In addition, quarterly operating results are impacted by the timing and amount of revenues and costs associated with the opening of new stores and the closing and remodeling of existing stores.

        We do not believe inflation has had a material effect on operating results during the past three years. We did, however, experience inflationary conditions in our merchandise and transportation costs in 2011. In our private brands, where we have more control over the production and manufacturing of the merchandise, we have historically been able to minimize inflationary pressures through measures such as committing earlier for merchandise purchases and shifting production to lower cost markets. Our third-party brand vendors are also facing the same inflationary pressures. We will continue to work with these vendors, as possible, to minimize the impact of inflation on our merchandise costs and our selling prices. Overall, we anticipate cost increases of approximately five to seven percent in the spring season of 2012 over spring 2011 levels, and cost decreases of approximately five to ten percent in fall 2012 from fall 2011.

Item 8.    Consolidated Financial Statements and Supplementary Data

        Information called for by this item is set forth in the Consolidated Financial Statements and Financial Statement Schedule contained in this report and is incorporated herein by this reference. See index at page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        Attached as exhibits to this Form 10-K are certifications of the Company's Chief Executive Officer and Chief Financial Officer, which are required by Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This "Controls and Procedures" section includes information concerning the controls and controls evaluation referred to in the certifications. This section should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, regulations and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report and, based on this evaluation, concluded that our disclosure controls and procedures are effective.

Management Report on Internal Control over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of its assets that could have a material effect on the financial statements.

        Management assessed the Company's internal control over financial reporting as of January 28, 2012, the end of its 2011 fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and the Company's overall control environment.

        Based on its assessment, management has concluded that the Company's internal control over financial reporting was effective as of the end of the 2011 fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. The results of management's assessment were reviewed with the Audit Committee of the Company's Board of Directors.

        KPMG LLP independently assessed the effectiveness of the Company's internal control over financial reporting. KPMG LLP has issued an attestation report, which is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The Bon-Ton Stores, Inc.:

        We have audited The Bon-Ton Stores, Inc.'s internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bon-Ton Stores, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, The Bon-Ton Stores, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Bon-Ton Stores, Inc. and subsidiaries as of January 28, 2012 and January 29, 2011, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the fiscal years in the three-year period ended January 28, 2012, and the related financial statement schedule, and our report dated April 11, 2012 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ KPMG LLP

Harrisburg, Pennsylvania
April 11, 2012

Inherent Limitations on Effectiveness of Controls

        Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements because of error or fraud will not occur or that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control Over Financial Reporting

        There were no changes to the Company's internal control over financial reporting that occurred during the thirteen weeks ended January 28, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        As part of our system of corporate governance, our Board of Directors has adopted a Code of Ethical Standards and Business Practices applicable to all directors, officers and associates. This Code is available on our website at www.bonton.com.

        The information regarding executive officers is included in Part I under the heading "Executive Officers." The remainder of the information called for by this Item is incorporated by reference to the sections entitled "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance and Board of Directors Information" of the Proxy Statement.

Item 11.    Executive Compensation

        The information called for by this Item is incorporated by reference to the section entitled "Executive Compensation" of the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information called for by this Item is incorporated by reference to the sections entitled "Security Ownership of Directors and Executive Officers" and "Equity Compensation Plan Information" of the Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information called for by this Item is incorporated by reference to the sections entitled "Related Party Transactions" and "Director Independence" of the Proxy Statement.

Item 14.    Principal Accountant Fees and Services

        The information called for by this Item is incorporated by reference to the section entitled "Fees Paid to KPMG" of the Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  The following documents are filed as part of this report:

  1.
  Consolidated Financial Statements—See the Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1.

  2.
  Financial Statement Schedule—See the Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1.

  (b)
  The following are exhibits to this Form 10-K and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Exhibit No.		Description	Document Location
3.1		Articles of Incorporation	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended July 30, 2011
3.2		Bylaws	Exhibit 3.2 to Form 8-B, File No. 0-19517 ("Form 8-B")
4.1		Indenture with The Bank of New York	Exhibit 4.1 to the Current Report on Form 8-K filed on March 10, 2006 ("3/10/06 Form 8-K")
10.1		Shareholders' Agreement among The Bon-Ton Stores, Inc. and the shareholders named therein	Exhibit 10.3 to Amendment No. 2 to the Registration Statement on Form S-1, File No. 33-42142 ("1991 Form S-1")
10.2*	(a)	Employment Agreement with Byron L. Bergren	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended July 31, 2004
	(b)	Amendment No. 1 to Employment Agreement with Byron L. Bergren	Exhibit 10.5(b) to the Annual Report on Form 10-K for the fiscal year ended January 29, 2005
	(c)	Amendment No. 2 to Employment Agreement with Byron L. Bergren	Exhibit 99.1 to the Current Report on Form 8-K filed on May 26, 2006
	(d)	Amendment No. 3 to Employment Agreement with Byron L. Bergren	Exhibit 10.1 to the Current Report on Form 8-K filed on July 19, 2007
	(e)	Amendment No. 4 to Employment Agreement with Byron L. Bergren	Exhibit 10.1 to the Current Report on Form 8-K filed on March 20, 2009
	(f)	Amendment No. 5 to Employment Agreement with Byron L. Bergren	Exhibit 10.1 to the Current Report on Form 8-K filed on January 25, 2011
	(g)	Amendment No. 6 to Employment Agreement with Byron L. Bergren	Exhibit 10.1 to the Current Report on Form 8-K filed on November 15, 2011
10.3*	(a)	Restricted Stock Unit Agreement with Byron L. Bergren	Exhibit 10.2 to the Current Report on Form 8-K filed on June 26, 2006
	(b)	Restricted Stock Agreement with Byron L. Bergren	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended August 4, 2007 ("8/4/07 Form 10-Q")
	(c)	Restricted Stock Agreement with Byron L. Bergren	Exhibit 10.3 to the 8/4/07 Form 10-Q
	(d)	Restricted Stock Agreement with Byron L. Bergren	Exhibit 10.1 to the Current Report on Form 8-K filed on March 27, 2008

Exhibit No.		Description	Document Location
	(e)	Restricted Stock Agreement with Byron L. Bergren	Exhibit 10.5(e) to the Annual Report on Form 10-K for the fiscal year ended January 31, 2009 ("2008 Form 10-K")
	(f)	Restricted Stock Agreement with Byron L. Bergren	Exhibit 10.5(f) to the 2008 Form 10-K
10.4*	(a)	Employment Agreement with Anthony Buccina	Exhibit 10.1 to the Current Report on Form 8-K filed on January 28, 2009 ("1/28/09 Form 8-K")
	(b)	Amendment No. 1 to Employment Agreement with Anthony Buccina	Exhibit 10.1 to the Current Report on Form 8-K filed on April 15, 2011
	(c)	Restricted Stock Agreement with Anthony Buccina	Exhibit 10.2 to the 1/28/09 Form 8-K
	(d)	Restricted Stock Agreement—Performance Shares with Anthony Buccina	Exhibit 10.3 to the 1/28/09 Form 8-K
10.5*	(a)	Employment Agreement with Stephen Byers	Exhibit 10.4 to the 1/28/09 Form 8-K
	(b)	Employment Agreement with Stephen Byers	Exhibit 10.1 to the Current Report on Form 8-K filed on May 4, 2011
	(c)	Restricted Stock Agreement with Stephen Byers	Exhibit 10.5 to the 1/28/09 Form 8-K
	(d)	Restricted Stock Agreement—Performance Shares with Stephen Byers	Exhibit 10.6 to the 1/28/09 Form 8-K
10.6*	(a)	Executive Transition Agreement with M. Thomas Grumbacher	Exhibit 10.1 to the Current Report on Form 8-K filed on March 11, 2005
	(b)	Amendment to Executive Transition Agreement with M. Thomas Grumbacher	Exhibit 10.1 to the Current Report on Form 8-K filed on December 10, 2007
	(c)	Amendment No. 2 to Executive Transition Agreement with M. Thomas Grumbacher	Exhibit 10.1 to the Current Report on Form 8-K filed on February 1, 2010
	(d)	Amendment No. 3 to Executive Transition Agreement with M. Thomas Grumbacher	Exhibit 10.1 to the Current Report on Form 8-K filed on December 21, 2010
10.7*	(a)	Employment Agreement with Brendan L. Hoffman	Exhibit 10.1 to the Current Report on Form 8-K filed on January 25, 2012 ("1/25/12 Form 8-K")
	(b)	Restricted Stock Agreement with Brendan L. Hoffman	Exhibit 10.2 to the 1/25/12 Form 8-K
	(c)	Restricted Stock Agreement—Performance Shares with Brendan L. Hoffman	Exhibit 10.3 to the 1/25/12 Form 8-K
10.8*	(a)	Employment Agreement with Barbara J. Schrantz	Exhibit 10.7(a) to the Annual Report on Form 10-K for the fiscal year ended January 29, 2011 ("2010 Form 10-K")
	(b)	Restricted Stock Agreement with Barbara J. Schrantz	Exhibit 10.7(b) to the 2010 Form 10-K
10.9*		Form of severance agreement with certain executive officers	Exhibit 10.14 to Form 8-B
10.10*	(a)	Supplemental Executive Retirement Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended August 4, 2001
	(b)	Amendment No. 1 to Supplemental Executive Retirement Plan	Exhibit 10.8(b) to the Annual Report on Form 10-K for the fiscal year ended January 30, 2010 ("2009 Form 10-K")

Exhibit No.		Description	Document Location
10.11*	(a)	2009 Omnibus Incentive Plan	Appendix A to Other Definitive Proxy Statements on Form DEF 14A filed on May 4, 2009
	(b)	Amendment No. 1 to 2009 Omnibus Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K filed on November 24, 2010 ("11/24/10 Form 8-K")
	(c)	Form of Restricted Stock Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on April 16, 2010 ("4/16/10 Form 8-K")
	(d)	Form of Restricted Stock Agreement—Performance Shares	Exhibit 10.2 to the 11/24/10 Form 8-K
	(e)	Form of Restricted Stock Unit Agreement	Exhibit 10.3 to the 4/16/10 Form 8-K
	(f)	Form of Non-Qualified Stock Option Agreement	Exhibit 10.4 to the 4/16/10 Form 8-K
10.12*	(a)	Amended and Restated Cash Bonus Plan	Appendix A to Other Definitive Proxy Statements on Form DEF 14A filed on May 4, 2007
	(b)	Amendment to Cash Bonus Plan	Exhibit 10.3 to the 11/24/10 Form 8-K
10.13*		The Bon-Ton Stores, Inc. Deferred Compensation Plan	Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended February 3, 2007 ("2006 Form 10-K")
10.14*		The Bon-Ton Stores, Inc. Severance Pay Plan	Exhibit 10.1 to the Current Report on Form 8-K filed on August 28, 2006
10.15*		The Bon-Ton Stores, Inc. Change of Control and Material Transaction Severance Plan for Certain Employees of Acquired Employers	Exhibit 10.16 to the 2006 Form 10-K
10.16		Registration Rights Agreement between The Bon-Ton Stores, Inc. and Tim Grumbacher	Exhibit 99.3 to the Current Report on Form 8-K filed on November 7, 2003
10.17	(a)	Sublease of Oil City, Pennsylvania store between The Bon-Ton Stores, Inc. and Nancy T. Grumbacher, Trustee	Exhibit 10.16 to the 1991 Form S-1
	(b)	First Amendment to Oil City, Pennsylvania sublease	Exhibit 10.22 to Amendment No. 1 to the 1991 Form S-1
	(c)	Corporate Guarantee with respect to Oil City, Pennsylvania lease	Exhibit 10.26 to Amendment No. 1 to the 1991 Form S-1
10.18	(a)	Credit Card Program Agreement between The Bon-Ton Stores, Inc. and HSBC Bank Nevada, N.A.	Exhibit 10.3 to the Current Report on Form 8-K filed on June 23, 2005
	(b)	First Amendment to the Credit Card Program Agreement	Exhibit 10.5 to the 3/10/06 Form 8-K
	(c)	Second Amendment to the Credit Card Program Agreement	Exhibit 10.22(c) to the 2006 Form 10-K
	(d)	Third Amendment to the Credit Card Program Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on August 10, 2009
	(e)	Fourth Amendment to the Credit Card Program Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on August 4, 2010
	(f)	Fifth Amendment to the Credit Card Program Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on September 7, 2010

Exhibit No.		Description	Document Location
	(g)	Sixth Amendment to the Credit Card Program Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on February 3, 2011**
	(h)	Exhibits and Schedules to the Credit Card Program Agreement	Exhibit 10.17(e) to the 2009 Form 10-K**
10.19		Credit Card Program Agreement between The Bon-Ton Stores, Inc. and World Financial Network Bank	Exhibit 10.1 to the Current Report on Form 8-K filed on December 22, 2011**
10.20		Registration Rights Agreement between The Bon-Ton Department Stores, Inc., The Bon-Ton Stores, Inc., other guarantors listed on Schedule I of the Agreement, Banc of America Securities LLC and Citigroup Global Markets Inc.	Exhibit 10.1 to the 3/10/06 Form 8-K
10.21	(a)	Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp., Carson Pirie Scott, Inc. (f/k/a Parisian, Inc.), Herberger's Department Stores, LLC and the other credit parties and lender parties thereto	Exhibit 10.2 to the 3/10/06 Form 8-K
	(b)	Amendment No. 1 to Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp., Carson Pirie Scott, Inc. (f/k/a Parisian, Inc.), Herberger's Department Stores, LLC and the other credit parties and lender parties thereto	Exhibit 10.24(b) to the Annual Report on Form 10-K for the fiscal year ended February 2, 2008
	(c)	Amendment No. 2 to Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp., Carson Pirie Scott, Inc. (f/k/a Parisian, Inc.), Herberger's Department Stores, LLC and the other credit parties and lender parties thereto	Exhibit 10.3 to the Current Report on Form 8-K filed on November 24, 2009 ("11/24/09 Form 8-K")
	(d)	Amended and Restated Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp. and the other credit parties and lender parties thereto	Exhibit 10.1 to the Current Report on Form 8-K filed on December 9, 2009
	(e)	Exhibits and Schedules to the Amended and Restated Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp. and the other credit parties and lender parties thereto	Exhibit 10.19(e) to the 2009 Form 10-K**

Exhibit No.		Description	Document Location
	(f)	Second Amended and Restated Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp. and the other credit parties and lender parties thereto	Exhibit 10.1 to the Current Report on Form 8-K filed on March 24, 2011
10.22	(a)	Loan Agreement between Bonstores Realty One, LLP and Bank of America, N.A.	Exhibit 10.3 to the 3/10/06 Form 8-K
	(b)	Exhibits and Schedules to Loan Agreement between Bonstores Realty One, LLP and Bank of America, N.A.	Exhibit 10.20(b) to the 2009 Form 10-K**
10.23	(a)	Loan Agreement between Bonstores Realty Two, LLP and Bank of America, N.A.	Exhibit 10.4 to the 3/10/06 Form 8-K
	(b)	Exhibits and Schedules to Loan Agreement between Bonstores Realty Two, LLP and Bank of America, N.A.	Exhibit 10.21(b) to the 2009 Form 10-K**
10.24*	(a)	Carson Pirie Scott & Co. Supplemental Executive Retirement Plan	Exhibit 10.29(a) to the 2006 Form 10-K
	(b)	First Amendment to the Carson Pirie Scott & Co. Supplemental Executive Retirement Plan	Exhibit 10.29(b) to the 2006 Form 10-K
10.25	(a)	Second Lien Loan and Security Agreement among Sankaty Advisors, LLC, The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp. and the other credit parties and lender parties thereto	Exhibit 10.1 to the 11/24/09 Form 8-K
	(b)	Exhibits and Schedules to Second Lien Loan and Security Agreement among Sankaty Advisors, LLC, The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp. and the other credit parties and lender parties thereto	Exhibit 10.23(b) to the 2009 Form 10-K**
10.26		Intercreditor Agreement among Bank of America, N.A., Sankaty Advisors, LLC and the other Revolving Credit Lenders and Term Loan Lenders	Exhibit 10.2 to the 11/24/09 Form 8-K
16.1		Letter from ParenteBeard LLC	Exhibit 16.1 to the Current Report on Form 8-K filed on February 5, 2010

Exhibit No.	Description	Document Location
21	Subsidiaries of the Registrant	Filed Herewith
23	Consent of KPMG LLP	Filed Herewith
31.1	Certification of Brendan L. Hoffman	Filed Herewith
31.2	Certification of Keith E. Plowman	Filed Herewith
32	Certifications Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934	Filed Herewith
101***	The following financial statements from The Bon-Ton Stores, Inc.'s Annual Report on Form 10-K for the year ended January 28, 2012, filed on April 11, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders' Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.	Furnished Herewith

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

THE BON-TON STORES, INC.
Dated: April 11, 2012	By:	/s/ KEITH E. PLOWMAN Keith E. Plowman Executive Vice President, Chief Financial Officer and Principal Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ TIM GRUMBACHER Tim Grumbacher	Chairman Emeritus and Strategic Initiatives Officer	April 11, 2012
/s/ BYRON L. BERGREN Byron L. Bergren	Chairman of the Board	April 11, 2012
/s/ BRENDAN L. HOFFMAN Brendan L. Hoffman	President and Chief Executive Officer and Director	April 11, 2012
/s/ KEITH E. PLOWMAN Keith E. Plowman	Executive Vice President, Chief Financial Officer and Principal Accounting Officer	April 11, 2012
/s/ LUCINDA M. BAIER Lucinda M. Baier	Director	April 11, 2012
/s/ PHILIP M. BROWNE Philip M. Browne	Director	April 11, 2012
/s/ MARSHA M. EVERTON Marsha M. Everton	Director	April 11, 2012
/s/ MICHAEL L. GLEIM Michael L. Gleim	Director	April 11, 2012
/s/ TODD C. MCCARTY Todd C. McCarty	Director	April 11, 2012

 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
The Bon-Ton Stores, Inc.:

        We have audited the accompanying consolidated balance sheets of The Bon-Ton Stores, Inc. and subsidiaries as of January 28, 2012 and January 29, 2011, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the fiscal years in the three-year period ended January 28, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bon-Ton Stores, Inc. and subsidiaries as of January 28, 2012 and January 29, 2011 and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 28, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Bon-Ton Stores, Inc.'s internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 11, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Harrisburg, Pennsylvania
April 11, 2012

THE BON-TON STORES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)	January 28, 2012	January 29, 2011
Assets
Current assets:
Cash and cash equivalents	$14,272	$16,339
Merchandise inventories	699,504	682,324
Prepaid expenses and other current assets	69,032	78,418

Total current assets	782,808	777,081

Property, fixtures and equipment at cost, net of accumulated depreciation and amortization of $743,312 and $657,541 at January 28, 2012 and January 29, 2011, respectively	677,133	703,432
Deferred income taxes	12,385	9,587
Intangible assets, net of accumulated amortization of $51,975 and $46,245 at January 28, 2012 and January 29, 2011, respectively	119,165	130,080
Other long-term assets	26,712	36,059

Total assets	$1,618,203	$1,656,239

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$205,492	$175,249
Accrued payroll and benefits	31,636	45,769
Accrued expenses	162,855	167,204
Current maturities of long-term debt	8,066	6,978
Current maturities of obligations under capital leases	4,365	5,825
Deferred income taxes	16,231	12,709
Income taxes payable	—	137

Total current liabilities	428,645	413,871

Long-term debt, less current maturities	814,271	856,687
Obligations under capital leases, less current maturities	56,677	61,043
Other long-term liabilities	187,003	141,286

Total liabilities	1,486,596	1,472,887

Commitments and contingencies (Note 12)
Shareholders' equity
Preferred Stock—authorized 5,000,000 shares at $0.01 par value; no shares issued	—	—
Common Stock—authorized 40,000,000 shares at $0.01 par value; issued shares of 17,081,376 and 16,520,859 at January 28, 2012 and January 29, 2011, respectively	171	165
Class A Common Stock—authorized 20,000,000 shares at $0.01 par value; issued and outstanding shares of 2,951,490 at January 28, 2012 and January 29, 2011	30	30
Treasury stock, at cost—337,800 shares at January 28, 2012 and January 29, 2011	(1,387)	(1,387)
Additional paid-in capital	155,400	153,331
Accumulated other comprehensive loss	(74,356)	(36,498)
Retained earnings	51,749	67,711

Total shareholders' equity	131,607	183,352

Total liabilities and shareholders' equity	$1,618,203	$1,656,239

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(In thousands except per share data)	January 28, 2012	January 29, 2011	January 30, 2010
Net sales	$2,884,661	$2,980,479	$2,959,824
Other income	68,869	66,006	75,113

	2,953,530	3,046,485	3,034,937

Costs and expenses:
Costs of merchandise sold	1,847,369	1,860,182	1,862,192
Selling, general and administrative	936,060	942,660	963,639
Depreciation and amortization	95,033	102,202	111,635
Amortization of lease-related interests	4,747	4,555	4,866
Impairment charges	3,690	1,738	5,883

Income from operations	66,631	135,148	86,722
Interest expense, net	89,507	112,301	98,130
(Gain) loss on extinguishment of debt	(8,729)	—	678

(Loss) income before income taxes	(14,147)	22,847	(12,086)
Income tax (benefit) provision	(2,019)	1,353	(8,031)

Net (loss) income	$(12,128)	$21,494	$(4,055)

Per share amounts—
Basic:
Net (loss) income	$(0.67)	$1.14	$(0.24)
Diluted:
Net (loss) income	$(0.67)	$1.12	$(0.24)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands except per share data)	Common Stock	Class A Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
BALANCE AT JANUARY 31, 2009	$149	$30	$(1,387)	$144,577	$(59,464)	$50,272	$134,177

Comprehensive income (Note 14):
Net loss	—	—	—	—	—	(4,055)	(4,055)
Pension and postretirement benefit plans	—	—	—	—	5,639	—	5,639
Cash flow derivatives	—	—	—	—	913	—	913

Comprehensive income							2,497
Share-based compensation expense	10	—	—	5,072	—	—	5,082

BALANCE AT JANUARY 30, 2010	159	30	(1,387)	149,649	(52,912)	46,217	141,756

Comprehensive income (Note 14):
Net income	—	—	—	—	—	21,494	21,494
Pension and postretirement benefit plans	—	—	—	—	12,824	—	12,824
Cash flow derivatives	—	—	—	—	3,590	—	3,590

Comprehensive income							37,908
Restricted shares forfeited in lieu of payroll taxes	(4)	—	—	(4,103)	—	—	(4,107)
Share-based compensation expense	10	—	—	7,785	—	—	7,795

BALANCE AT JANUARY 29, 2011	165	30	(1,387)	153,331	(36,498)	67,711	183,352

Comprehensive loss (Note 14):
Net loss	—	—	—	—	—	(12,128)	(12,128)
Pension and postretirement benefit plans	—	—	—	—	(35,839)	—	(35,839)
Cash flow derivatives, net of tax	—	—	—	—	(2,019)	—	(2,019)

Comprehensive loss							(49,986)
Dividends to shareholders, $0.20 per share	—	—	—	—	—	(3,834)	(3,834)
Restricted shares forfeited in lieu of payroll taxes	(2)	—	—	(3,582)	—	—	(3,584)
Proceeds from stock options exercised	1	—	—	397	—	—	398
Share-based compensation expense	7	—	—	5,254	—	—	5,261

BALANCE AT JANUARY 28, 2012	$171	$30	$(1,387)	$155,400	$(74,356)	$51,749	$131,607

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(In thousands)	January 28, 2012	January 29, 2011	January 30, 2010
Cash flows from operating activities:
Net (loss) income	$(12,128)	$21,494	$(4,055)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	95,033	102,202	111,635
Amortization of lease-related interests	4,747	4,555	4,866
Impairment charges	3,690	1,738	5,883
Share-based compensation expense	5,261	7,795	5,082
(Gain) loss on sale of property, fixtures and equipment	(91)	(2,064)	101
Reclassifications of other comprehensive loss	3,216	7,470	10,651
(Gain) loss on extinguishment of debt	(8,729)	—	678
Amortization of deferred financing costs	8,690	9,323	5,551
Amortization of deferred gain on sale of proprietary credit card portfolio	(2,414)	(2,414)	(2,414)
Deferred income tax (benefit) provision	(2,500)	1,605	4,183
Changes in operating assets and liabilities:
(Increase) decrease in merchandise inventories	(17,180)	(22,926)	6,683
Decrease in prepaid expenses and other current assets	9,386	9,272	25,751
Decrease in other long-term assets	396	2,617	1,655
Increase in accounts payable	23,405	6,045	22,655
Decrease in accrued payroll and benefits and accrued expenses	(21,307)	(1,391)	(5,071)
(Decrease) increase in income taxes payable	(137)	137	(62)
Increase (decrease) in other long-term liabilities	10,459	(4,323)	262

Net cash provided by operating activities	99,797	141,135	194,034

Cash flows from investing activities:
Capital expenditures	(67,235)	(46,268)	(32,346)
Proceeds from sale of property, fixtures and equipment	2,781	2,603	110

Net cash used in investing activities	(64,454)	(43,665)	(32,236)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(806,138)	(710,871)	(899,894)
Proceeds from issuance of long-term debt	773,906	610,375	765,051
Cash dividends paid	(2,872)	—	(866)
Restricted shares forfeited in lieu of payroll taxes	(3,584)	(4,107)	—
Proceeds from stock options exercised	398	—	—
Deferred financing costs paid	(5,931)	(717)	(24,013)
Increase (decrease) in book overdraft balances	6,811	5,267	(2,873)

Net cash used in financing activities	(37,410)	(100,053)	(162,595)

Net decrease in cash and cash equivalents	(2,067)	(2,583)	(797)
Cash and cash equivalents at beginning of period	16,339	18,922	19,719

Cash and cash equivalents at end of period	$14,272	$16,339	$18,922

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share data)

        The Bon-Ton Stores, Inc. is a Pennsylvania corporation incorporated on January 31, 1996 as the successor of a company incorporated on January 31, 1929. As of January 28, 2012, The Bon-Ton Stores, Inc. operated, through its subsidiaries, 274 stores in 23 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner's, Boston Store, Carson Pirie Scott, Elder-Beerman, Herberger's and Younkers nameplates and, in the Detroit, Michigan area, under the Parisian nameplate.

        References to "the Company" refer to The Bon-Ton Stores, Inc. and its subsidiaries.

        The Company's fiscal year ends on the Saturday nearer January 31, and consisted of fifty-two weeks for each of 2011, 2010 and 2009. References to "2011," "2010" and "2009" represent the Company's fiscal 2011 year ended January 28, 2012, fiscal 2010 year ended January 29, 2011 and fiscal 2009 year ended January 30, 2010, respectively. References to "2012" represent the Company's fiscal 2012 year ending February 2, 2013.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The consolidated financial statements include the accounts of The Bon-Ton Stores, Inc. and its wholly owned subsidiaries. Variable interest entities are consolidated where it has been determined the Company is the primary beneficiary of those entities' operations. All intercompany transactions have been eliminated in consolidation.

        The Company conducts its operations through one business segment.

Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions about future events. These estimates and assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and the reported amounts of revenues and expenses. Such estimates include those related to merchandise returns, the valuation of inventories, long-lived assets, intangible assets, insurance reserves, contingencies, litigation and assumptions used in the calculation of income taxes and retirement and other post-employment benefits, among others. These estimates and assumptions are based on management's best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Reclassifications

        Certain prior year balances presented in the consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation. These reclassifications did not impact the Company's net (loss) income for 2011, 2010 or 2009.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

        The Company considers all highly liquid short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents are generally overnight money market investments.

Merchandise Inventories

        Merchandise inventories are determined by the retail method. As of January 28, 2012 and January 29, 2011, approximately 32% and 33%, respectively, of the Company's merchandise inventories were valued using a first-in, first-out ("FIFO") cost basis and approximately 68% and 67%, respectively, of merchandise inventories were valued using a last-in, first-out ("LIFO") cost basis. There was no effect on costs of merchandise sold for LIFO valuations in 2011, 2010 and 2009. If the FIFO method of inventory valuation had been used for all inventories, the Company's merchandise inventories would have been lower by $6,837 at January 28, 2012 and January 29, 2011.

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

        No depreciation is recorded until property, fixtures and equipment are placed into service. The Company capitalizes interest incurred during the construction of new facilities or major improvements to existing facilities and development projects that exceed one month. Interest of $193, $381 and $196 was capitalized in 2011, 2010 and 2009, respectively.

        Repair and maintenance costs are charged to selling, general and administrative ("SG&A") expense as incurred. Property retired or sold is removed from asset and accumulated depreciation accounts and the resulting gain or loss is reflected in SG&A expense.

        Costs of major remodeling and improvements on leased stores are capitalized as leasehold improvements. Leasehold improvements are amortized over the shorter of the accounting lease term or the useful life of the asset. Capital leases are recorded at the lower of fair market value or the present value of future minimum lease payments. Capital leases are amortized in accordance with the provisions codified within Accounting Standards Codification ("ASC") Subtopic 840-30, Leases—Capital Leases.

        ASC Section 360-10-35, Property, Plant and Equipment—Overall—Subsequent Measurement ("ASC 360-10-35"), requires the Company to test a long-lived asset for recoverability whenever events or changes in circumstances indicate that its carrying value may not be recoverable. If the undiscounted cash flows associated with the asset are insufficient to support the recorded asset, an impairment loss is

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

recognized for the amount (if any) by which the carrying amount of the asset exceeds the fair value of the asset. Cash flow estimates are based on historical results, adjusted to reflect the Company's best estimate of future market and operating conditions. Estimates of fair value are determined through various techniques, including discounted cash flow models and market approaches, as considered necessary. As a result of this evaluation, asset impairment charges of $1,134, which resulted in a reduction in the carrying amount of certain marginally performing store properties, were recorded in 2011. Asset impairment charges of $1,738 and $5,717, which resulted in a reduction in the carrying amount of certain store and distribution center properties, were recorded in 2010 and 2009, respectively (see Note 2).

Intangible Assets

        In accordance with the provisions codified within ASC Section 350-30-35, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill—Subsequent Measurement ("ASC 350-30-35"), intangible assets that have indefinite lives, respectively, are reviewed for impairment at the reporting unit level at least annually or when events or changes in circumstances indicate it is more likely than not that the carrying value of these assets exceeds their implied fair values. Intangible assets subject to amortization are reviewed for impairment in accordance with ASC 360-10-35. Fair value is determined using a discounted cash flow analysis, which requires certain assumptions and estimates regarding industry economic factors and future profitability of acquired businesses. The Company's policy is to conduct impairment testing based on its most current business plans, which reflect anticipated changes in the economy and the industry.

        As a result of its review of the carrying value of intangible assets in 2011, the Company recorded asset impairment charges of $2,400 related to the reduction in the value of three indefinite-lived trade names and $156 related to the reduction in the value of one indefinite-lived private label brand name, primarily due to the decline in the Company's business performance. No adjustments were required pursuant to the Company's review of the carrying amount of intangible assets in 2010. As a result of its review of the carrying value of intangible assets in 2009, the Company recorded an asset impairment charge of $166 related to the reduction in the value of two indefinite-lived private label brand names (see Note 3).

Deferred Financing Fees

        Amounts paid by the Company to secure financing agreements are reflected in other long-term assets and are amortized over the term of the related facility. Amortization of credit facility costs are classified as interest expense. Unamortized amounts at January 28, 2012 and January 29, 2011 were $18,708 and $27,659, respectively. Deferred financing fees amortized to expense for 2011, 2010 and 2009 were $8,690, $9,323 and $5,551, respectively.

Income Taxes

        Income taxes are accounted for under the asset and liability method, pursuant to ASC Topic 740, Income Taxes ("ASC 740"). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. ASC 740 requires an assessment of whether valuation allowances are needed against deferred tax assets based upon consideration of all available evidence using a "more likely than not" standard. The Company reported valuation allowances of $147,148 and $126,333 at January 28, 2012 and January 29, 2011, respectively (see Note 16).

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

Other Income

        The Company currently receives revenues under a credit card program agreement with HSBC Bank Nevada, N.A. ("HSBC"), as amended, in which the Company is paid a percentage of net credit sales for its proprietary credit card sales. The aforementioned revenues are recorded within other income. On December 16, 2011, the Company entered into a new credit card program agreement with Alliance Data Systems ("ADS"). The current credit card program will remain in place until the accounts portfolio sale from HSBC to ADS occurs in the second quarter of 2012. The Company also licenses space to third parties in its stores and receives compensation based on a percentage of sales made in these departments and receives revenues from customers for delivery of certain items and services. Revenues from gift and merchandise card breakage are included in other income (see Gift and Merchandise Cards below). In addition, the Company recovers a portion of its cost from the disposal of damaged or otherwise distressed merchandise; this recovery is recorded within other income.

Advertising

        Advertising production costs are expensed the first time the advertisement is run. Media placement costs are expensed in the period the advertising appears. Total advertising expenses, net of vendor allowances, included in SG&A expense for 2011, 2010 and 2009 were $145,616, $138,805 and $131,369, respectively. Prepaid expenses and other current assets include prepaid advertising costs of $6,336 and $6,774 at January 28, 2012 and January 29, 2011, respectively.

Vendor Allowances

        As is standard industry practice, allowances from merchandise vendors are received as reimbursement for charges incurred on marked-down merchandise. Vendor allowances are recorded when determined to be collectable. Allowances are credited to costs of goods sold, provided the

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

allowance is: (1) for merchandise permanently marked down or sold, (2) not predicated on a future purchase, and (3) not predicated on a future increase in the purchase price from the vendor. If the aforementioned criteria are not met, the allowances are recorded as an adjustment to the cost of merchandise capitalized in inventory and reflected as a reduction of costs of merchandise sold when the related merchandise is sold.

        Additionally, allowances are received from vendors in connection with cooperative advertising programs and for reimbursement of certain payroll expenses. To the extent the reimbursements are for specific, incremental and identifiable advertising or payroll costs incurred to sell the vendor's products and do not exceed the costs incurred, they are recognized as a reduction of SG&A expense. If the aforementioned criteria are not met, the allowances are recorded as an adjustment to the cost of merchandise capitalized in inventory and reflected as a reduction of costs of merchandise sold when the related merchandise is sold.

Purchase Order Violations

        The Company, consistent with industry practice, mandates that vendor merchandise shipments conform to certain standards. These standards are usually defined in the purchase order and include items such as proper ticketing, security tagging, quantity, packaging, on-time delivery, etc. Failure by vendors to conform to these standards increases the Company's merchandise handling costs. Accordingly, various purchase order violation charges are billed to vendors; these charges are reflected by the Company as a reduction of costs of merchandise sold in the period in which the respective violations occur. The Company establishes reserves for purchase order violations that may become uncollectible.

Gift and Merchandise Cards

        The Company sells gift cards to customers at its stores and through its website, and issues merchandise cards as credit for merchandise returned to its stores. These cards do not have expiration dates. Revenues from these cards are recognized when (1) the card is redeemed by the customer, or (2) the likelihood of the card being redeemed by the customer is remote and it is determined that the Company does not have a legal obligation to remit the value of the unredeemed card to relevant jurisdictions ("card breakage"). It is the Company's historical experience that the likelihood of redemption after 60 months from issuance is remote. Should cards become aged 60 months and the Company determines that it is probable that it has no legal obligation to remit the value to relevant jurisdictions, the corresponding liability is relieved. Given the satisfaction of the aforementioned criteria, the Company recognized income from card breakage of $6,453 in 2011. As the aforementioned criteria were not satisfied, no card breakage was recognized in 2010 or 2009. Gift and merchandise card liabilities are included within accrued expenses.

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company considers a number of factors which include, but are not limited to, historical claims experience, demographic factors, severity factors and information provided by independent third-party advisors.

Fair Value of Financial Instruments

        The carrying values of the Company's cash and cash equivalents, accounts payable and financial instruments reported within prepaid expenses and other current assets and other long-term assets approximate fair value. The Company discloses the fair value of its long-term debt and derivative financial instruments in Notes 9 and 10, respectively. Fair value estimates of the Company's long-term debt are based on market prices or derived from discounted cash flow analyses and fair value estimates of the Company's derivative financial instruments were derived from discounted cash flow analyses.

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

Operating Leases

        The Company leases a majority of its retail stores under operating leases. Many of the lease agreements contain rent holidays, rent escalation clauses and contingent rent provisions—or some combination of these items. The Company recognizes rent expense in SG&A on a straight-line basis over the accounting lease term, which includes cancelable option periods where failure to exercise such options would result in an economic penalty. In calculating straight-line rent expense, the Company utilizes an accounting lease term that equals or exceeds the time period used for depreciation. Additionally, the commencement date of the accounting lease term reflects the earlier of the date the Company becomes legally obligated for the rent payments or the date the Company takes possession of the building for initial construction and setup. The excess of rent expense over the actual cash paid is recorded as deferred rent. Landlord improvement allowances and other lease incentives are recorded as deferred rent liabilities and are recognized in SG&A on a straight-line basis over the accounting lease term.

Share-Based Compensation

        The Company recognizes share-based compensation pursuant to ASC Topic 718, Compensation—Stock Compensation ("ASC 718"). The Company measures the cost of grantee services received in exchange for an award of equity instruments based on the grant date fair value of the award, and recognizes that cost over the period that the grantee is required to provide service in exchange for the award. For stock option awards, the Company estimates grant date fair value using the Black-Scholes option valuation model.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

        The Company follows the provisions codified within ASC Topic 260, Earnings Per Share ("ASC 260"), pursuant to which unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities and are included in the computation of earnings per share ("EPS") according to the two-class method if the impact is dilutive. The Company's unvested restricted shares and restricted stock units are considered participating securities. However, in the event of a net loss, participating securities are excluded from the calculation of both basic and diluted EPS.

        The following table presents a reconciliation of net (loss) income and weighted average shares outstanding used in basic and diluted EPS calculations for each of 2011, 2010 and 2009:

	2011	2010	2009
Basic (Loss) Earnings Per Common Share
Net (loss) income	$(12,128)	$21,494	$(4,055)
Less: Income allocated to participating securities	—	(1,447)	—

Net (loss) income available to common shareholders	$(12,128)	$20,047	$(4,055)

Weighted average common shares outstanding	18,091,286	17,642,061	17,003,734

Basic (loss) earnings per common share	$(0.67)	$1.14	$(0.24)

Diluted (Loss) Earnings Per Common Share
Net (loss) income	$(12,128)	$21,494	$(4,055)
Less: Income allocated to participating securities	—	(1,428)	—

Net (loss) income available to common shareholders	$(12,128)	$20,066	$(4,055)

Average common shares outstanding	18,091,286	17,642,061	17,003,734
Common shares issuable—stock options	—	255,807	—

Weighted average common shares outstanding assuming dilution	18,091,286	17,897,868	17,003,734

Diluted (loss) earnings per common share	$(0.67)	$1.12	$(0.24)

        Due to the Company's net loss position in 2011 and 2009, unvested restricted shares (participating securities) totaling 1,395,883 and 1,138,091 for 2011 and 2009, respectively, were excluded from the calculation of both basic and diluted EPS.

        In addition, stock option shares (non-participating securities) totaling 988,145 and 1,096,390 for 2011 and 2009, respectively, were excluded from the calculation of diluted EPS as they would have been antidilutive. Certain of these stock option shares were excluded solely due to the Company's net loss position. Had the Company reported a profit for 2011 and 2009, these shares would have had an effect of 147,789 and 75,971 dilutive shares, respectively, for purposes of calculating diluted EPS. Stock option shares totaling 554,162 were excluded from the computation of 2010 diluted weighted average common shares outstanding, as their effect would have been antidilutive.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Risks and Uncertainties

        The Company is a regional department store operator offering a broad assortment of brand-name fashion apparel and accessories for women, men and children as well as cosmetics, home furnishings and other goods. As of January 28, 2012, the Company operated 274 stores in 23 states in the Northeastern, Midwestern and upper Great Plains areas of the United States. The diversity of the Company's products, customers and geographic operations reduces the risk that a severe impact will occur in the near term as a result of changes in its customer base, competition or markets.

        In response to the recent global economic conditions and decline in consumer spending, the Company has considered the impact of such factors on its liquidity and has performed an analysis of the key assumptions in its forecast such as sales, gross margin and SG&A expenses; an evaluation of its relationships with vendors and their factors, including availability of vendor credit; and an analysis of cash requirements, including the Company's inventory and other working capital requirements, capital expenditures and borrowing availability under its credit facility. Based upon these analyses and evaluations, the Company expects its anticipated sources of liquidity will be sufficient to meet its obligations without significant revisions to its planned operations through 2012.

Recently Adopted Accounting Standards

        In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements ("ASU 2010-06"), which requires disclosures regarding recurring or nonrecurring fair value measurements. The Company adopted certain required provisions of ASU 2010-06 in the first quarter of 2010. In the first quarter of 2011, the Company adopted the remaining provision of ASU 2010-06 requiring companies to provide information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. As the Company has no financial assets or liabilities carried at fair value and measured on a recurring basis categorized as a Level 3 fair value measurement, there are no additional disclosure requirements applicable to the Company (see Note 4).

2. PROPERTY, FIXTURES AND EQUIPMENT

        Property, fixtures and equipment and related accumulated depreciation and amortization consisted of:

	January 28, 2012	January 29, 2011
Land and improvements	$121,472	$121,570
Buildings and leasehold improvements	675,113	653,244
Furniture and equipment	548,038	509,756
Buildings and equipment under capital leases	75,822	76,403

	1,420,445	1,360,973
Less: Accumulated depreciation and amortization	(743,312)	(657,541)

Net property, fixtures and equipment	$677,133	$703,432

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

2. PROPERTY, FIXTURES AND EQUIPMENT (Continued)

        Accumulated depreciation and amortization includes $25,104 and $20,416 at January 28, 2012 and January 29, 2011, respectively, related to buildings and equipment under capital leases. Amortization of buildings and equipment under capital leases is included within depreciation and amortization expense.

        Depreciation and amortization expense of $92,992, $99,986 and $109,233 related to property, fixtures and equipment was included in depreciation and amortization expense for 2011, 2010 and 2009, respectively.

        Asset impairment charges of $1,134, $1,738 and $5,717, which resulted in a reduction in the carrying amount of certain store and distribution center properties, were recorded in 2011, 2010 and 2009, respectively. The expenses are included in impairment charges.

3. INTANGIBLE ASSETS

        Intangible assets consist of the following:

	January 28, 2012	January 29, 2011
Intangible assets subject to amortization
Gross amount
Lease-related interests	$96,814	$99,442
Customer lists and relationships	22,926	22,926

Total gross amount	119,740	122,368
Accumulated amortization
Lease-related interests	(39,111)	(35,423)
Customer lists and relationships	(12,864)	(10,822)

Total accumulated amortization	(51,975)	(46,245)

Net intangible assets subject to amortization	$67,765	$76,123

Intangible assets not subject to amortization
Trade names	40,300	42,700
Private label brand names	11,100	11,257

Total intangible assets not subject to amortization	51,400	53,957

Net intangible assets	$119,165	$130,080

        Lease-related interests reflect below-market-rate leases purchased in store acquisitions completed in 1992 through 2006 that were adjusted to reflect fair market value. The lease-related interests, including the unfavorable lease-related interests included in other long-term liabilities, are being amortized on a straight-line method and reported as "amortization of lease-related interests" in the consolidated statements of operations. At January 28, 2012, these lease-related interests have weighted-average remaining lives of 12 years for amortization purposes.

        At January 28, 2012, customer lists and relationships are being amortized on a declining-balance method over the remaining lives of seven years. The amortization from the customer lists and relationships is included within depreciation and amortization expense.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

3. INTANGIBLE ASSETS (Continued)

        During 2011, 2010 and 2009, amortization of $2,042, $2,215 and $2,402, respectively, was recorded on customer lists and relationships. Amortization of $4,747, $4,555 and $4,866 was recorded for favorable and unfavorable lease-related interests during 2011, 2010 and 2009, respectively. The Company anticipates amortization associated with customer lists and relationships of approximately $1,890 in 2012, $1,759 in 2013, $1,629 in 2014, $1,500 in 2015 and $1,370 in 2016. The Company anticipates amortization associated with favorable and unfavorable lease-related interests of approximately $4,698 in 2012, $4,553 in 2013, $4,935 in 2014, $4,543 in 2015 and $4,328 in 2016.

        Trade names and private label brand names not subject to amortization were reduced by $2,400 and $156, respectively, in 2011 as a result of impairment charges. Private label brand names not subject to amortization were reduced by $166 in 2009 as a result of an impairment charge. The expense is included in impairment charges.

4. FAIR VALUE MEASUREMENTS

        ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820") defines fair value and establishes a framework for measuring fair value. ASC 820 establishes fair value hierarchy levels that prioritize the inputs used in valuations determining fair value. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are primarily quoted prices for similar assets or liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs based on the Company's own assumptions.

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

        The interest rate swap contracts liability comprised the entirety of the Company's financial assets and liabilities carried at fair value and measured on a recurring basis. The carrying value of the interest rate swap contracts liability prior to their maturity on July 14, 2011 is as follows:

	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
January 29, 2011	$2,288	$—	$2,288	$—

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

4. FAIR VALUE MEASUREMENTS (Continued)

        The following table presents the fair value measurement for assets measured at fair value on a nonrecurring basis as of January 28, 2012:

	January 28, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Property, fixtures and equipment	$1,368	$—	$—	$1,368	$(1,134)
Intangible assets	$22,061	$—	$—	$22,061	$(2,556)

        In 2011, in accordance with ASC 360-10-35, property, fixtures and equipment with a carrying amount of $2,502 were written down to their fair value of $1,368 as determined by a discounted cash flow analysis utilizing a discount rate the Company believes is appropriate and would be used by market participants, resulting in an impairment charge of $1,134, which is reflected in impairment charges.

        Additionally in 2011, in accordance with ASC 350-30-35, intangible assets not subject to amortization with a carrying amount of $24,617 were written down to their fair value of $22,061 as determined by a level 3 discounted cash flow analysis utilizing a discount rate the Company believes is appropriate and would be used by market participants, resulting in an impairment charge of $2,556, which is reflected in impairment charges.

        The following table presents the fair value measurement for assets measured at fair value on a nonrecurring basis as of January 29, 2011:

	January 29, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Property, fixtures and equipment	$3,588	$—	$—	$3,588	$(1,738)

        In 2010, in accordance with ASC 360-10-35, property, fixtures and equipment with a carrying amount of $5,326 were written down to their fair value of $3,588 as determined by a discounted cash flow analysis utilizing a discount rate the Company believes is appropriate and would be used by market participants, resulting in an impairment charge of $1,738, which is reflected in impairment charges.

5. SUPPLEMENTAL BALANCE SHEET INFORMATION

        Prepaid expenses and other current assets were comprised of the following:

	January 28, 2012	January 29, 2011
Other receivables	$41,119	$50,051
Prepaid expenses	27,913	28,367

Total	$69,032	$78,418

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

5. SUPPLEMENTAL BALANCE SHEET INFORMATION (Continued)

        Accrued expenses were comprised of the following:

	January 28, 2012	January 29, 2011
Customer liabilities	$46,706	$50,984
Interest	19,720	27,051
Taxes	35,834	36,554
Other	60,595	52,615

Total	$162,855	$167,204

        Other long-term liabilities were comprised of the following:

	January 28, 2012	January 29, 2011
Deferred income	$56,548	$46,121
Employee defined benefit plans	96,370	59,547
Other	34,085	35,618

Total	$187,003	$141,286

6. SUPPLEMENTAL CASH FLOW INFORMATION

        The following supplemental cash flow information is provided for the periods reported:

	2011	2010	2009
Cash paid for:
Interest, net of amounts capitalized	$86,821	$102,102	$91,364
Income taxes, net of refunds received	971	(6,373)	(31,902)
Non-cash investing and financing activities:
Property, fixtures and equipment included in accrued expenses	$6,981	$3,696	$2,644
Assets acquired under capital leases	—	1,756	6,546
Declared dividends to shareholders included in accrued expenses	962	—	—

7. EXIT OR DISPOSAL ACTIVITIES

        In 2011, the Company closed two stores, relocated one store to a new location and announced the closing of two stores in 2012 and one in 2014. In connection with the actual and announced closing of these stores, the Company developed plans resulting in involuntary associate termination costs and other closing costs of $463 and $952, respectively, all of which is included in SG&A expense. The Company paid $963 of these costs in 2011, with $402 to be paid in 2012 and $50 to be paid in 2014. Additionally, the Company began implementing a plan that impacted store staffing models. Charges related to involuntary associate termination costs were $235 in 2011; these charges are included in SG&A expense. The Company paid $75 of these costs in 2011 with the balance to be paid in 2012.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

7. EXIT OR DISPOSAL ACTIVITIES (Continued)

        In 2010, the Company closed three stores. In connection with the closing of these stores, the Company developed plans resulting in involuntary associate termination costs and other closing costs of $238 and $414, respectively, of which $667 is included in SG&A expense in 2010 and $(15) in 2011. The Company paid $470 and $182 of these costs in 2010 and 2011, respectively.

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

        In 2009, the Company closed three stores. In connection with the closing of these stores, the Company developed plans resulting in involuntary associate termination costs and other closing costs of $348 and $282, respectively, of which $305 is included in SG&A expense in 2008 and $325 in 2009. The Company paid these costs in 2009.

        Following is a reconciliation of accruals related to the Company's closing activities:

	2011	2010	2009
Beginning balance	$197	$1,688	$2,394
Provisions:
Associate termination benefits	688	701	4,703
Other closing costs	948	419	198

Total	1,636	1,120	4,901
Payments:
Associate termination benefits	(185)	(2,280)	(5,337)
Other closing costs	(1,036)	(331)	(270)

Total	(1,221)	(2,611)	(5,607)

Balance at year-end	$612	$197	$1,688

8. EMPLOYEE BENEFIT PLANS

        The Company provides eligible employees with retirement benefits under a 401(k) salary reduction and employer contribution plan (the "Plan"). Employees become eligible to receive company contributions after they reach the age of 18, complete one year of service and have worked 1,000 hours in their first year of service or, if not, in any calendar year thereafter. Participants are eligible to receive a company matching contribution if they have contributed eligible pre-tax dollars to the Plan and are employed on the last day of the Plan year. The company matching contributions consist of two parts: a match based on an employee's years of service and a profit sharing match. Under the Plan provisions, the majority of eligible employees are permitted to contribute up to 50% of their

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

8. EMPLOYEE BENEFIT PLANS (Continued)

compensation to the Plan. Employees are permitted to begin non-matching contributions to the Plan after three months of service in a benefit status position. Employees are permitted to begin matching contributions to the Plan after they complete one year of service and have worked 1,000 hours in their first year of service or, if not, in any calendar year thereafter. Employees are automatically enrolled to contribute 3% of pay unless the employee actively modifies or declines the election. Company matching contributions, not to exceed 6% of eligible employees' compensation, are at the discretion of the Company. Company matching contributions under the Plan become fully vested for eligible employees after three years of service in which the employee works 1,000 hours annually.

        The Plan also allows for a Company retirement contribution. Participants are eligible to receive a Company retirement contribution in the Plan if they have worked 1,000 hours in the calendar year and are employed on the last day of the Plan year. Company retirement contributions made during 2008 and beyond become fully vested after three years of service.

        The Company's 2011, 2010 and 2009 expense under the Plan was $1,383, $4,450 and $4,050, respectively. Pursuant to the provisions of the Plan, the Company determined that only a company matching contribution would be made for 2011, 2010 and 2009.

        The Company provides a non-qualified defined benefit supplementary pension plan to certain key executives. Employees become 100% vested in the plan benefits after achieving a specific age as defined in each employee's agreement. The benefits from this unfunded plan are paid upon retirement, providing the employee is age 60.

        In addition, as a result of an acquisition, the Company assumed a liability for a non-qualified defined benefit supplementary pension plan. The benefits from this unfunded plan are paid upon retirement, provided that the participant is age 65 or older. All participants in this plan are fully vested.

        As part of an acquisition, the Company acquired a qualified defined benefit pension plan and unfunded non-qualified defined benefit supplemental pension plans. In connection with the acquisition, all future benefit accruals in the qualified defined benefit plan were frozen. The qualified defined benefit pension plan is also closed to new participants. On December 31, 2008, one of the unfunded supplemental pension plans was terminated and a related curtailment gain of $218 was recorded. A payment of $5,658 for settlement of this plan occurred during the first quarter of 2009. No settlement gain or loss was required to be recognized.

        The Company also acquired an unfunded postretirement benefit plan as part of an acquisition. The unfunded postretirement plan provides medical and life insurance benefits. The medical portion of the plan is contributory, and contains cost-sharing features such as deductibles and co-insurance. The life insurance benefits of this plan are noncontributory.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

8. EMPLOYEE BENEFIT PLANS (Continued)

        Benefit obligations, fair value of plan assets and funded status of the plans are as follows:

	Pension Benefits		Medical and Life Insurance Benefits
	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$189,713	$193,524	$3,793	$6,376
Interest cost	9,493	10,171	182	325
Participant contributions	—	—	110	117
Benefits paid	(14,548)	(18,386)	(514)	(510)
Actuarial loss (gain)	29,180	4,404	190	(2,515)

Benefit obligation at end of year	$213,838	$189,713	$3,761	$3,793

Change in the fair value of plan assets:
Plan assets at beginning of year	$132,535	$124,499	$—	$—
Actual return on plan assets	955	18,741	—	—
Company contributions	870	7,681	404	393
Participant contributions	—	—	110	117
Benefits paid	(14,548)	(18,386)	(514)	(510)

Plan assets at end of year	$119,812	$132,535	$—	$—

Funded status	$(94,026)	$(57,178)	$(3,761)	$(3,793)

        Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Medical and Life Insurance Benefits
	2011	2010	2011	2010
Accrued expenses	$(806)	$(818)	$(611)	$(606)
Other long-term liabilities	(93,220)	(56,360)	(3,150)	(3,187)

Net amount recognized	$(94,026)	$(57,178)	$(3,761)	$(3,793)

        Amounts recognized in accumulated other comprehensive loss (income) consist of:

	Pension Benefits		Medical and Life Insurance Benefits
	2011	2010	2011	2010
Net actuarial loss (gain):
Gross amount recognized	$72,549	$37,400	$(2,328)	$(3,018)
Deferred tax expense	3,903	3,903	232	232

Net amount recognized	$76,452	$41,303	$(2,096)	$(2,786)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

8. EMPLOYEE BENEFIT PLANS (Continued)

        The accumulated benefit obligation for all of the defined benefit and supplemental pension plans was $213,838 and $189,713 at January 28, 2012 and January 29, 2011, respectively. The benefit obligation and the accumulated benefit obligation for each of the pension benefit plans exceeded its assets at January 28, 2012 and January 29, 2011.

        Components of net periodic benefit expense (income) and other amounts recognized in other comprehensive loss (income) before income taxes are as follows:

	Pension Benefits			Medical and Life Insurance Benefits
	2011	2010	2009	2011	2010	2009
Net periodic benefit expense (income):
Interest cost	$9,493	$10,171	$11,285	$182	$325	$350
Expected return on plan assets	(9,435)	(7,907)	(7,059)		—	—
Recognition of net actuarial loss (gain)	2,511	3,880	4,876	(500)	—	(91)

Net periodic benefit expense (income)	$2,569	$6,144	$9,102	$(318)	$325	$259

Other changes in plan assets and benefit obligations recognized in other comprehensive loss (income), before taxes:
Actuarial net loss (gain)	$37,660	$(6,429)	$(1,418)	$190	$(2,515)	$564
Recognition of net actuarial (loss) gain	(2,511)	(3,880)	(4,876)	500	—	91

Total recognized in other comprehensive loss (income), before taxes	$35,149	$(10,309)	$(6,294)	$690	$(2,515)	$655

Total recognized in net periodic cost and other comprehensive loss (income), before taxes	$37,718	$(4,165)	$2,808	$372	$(2,190)	$914

        The Company estimates the following amounts will be amortized from accumulated other comprehensive loss (income) to net periodic cost during 2012:

	Pension Benefits	Medical and Life Insurance Benefits
Net actuarial loss (gain)	$6,758	$(374)

        Weighted average assumptions used to determine benefit obligations are as follows:

	Pension Benefits		Medical and Life Insurance Benefits
	2011	2010	2011	2010
Discount rate	4.10%	5.20%	4.10%	5.20%
Rate of compensation increase	N/A	N/A	N/A	N/A

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

8. EMPLOYEE BENEFIT PLANS (Continued)

        Weighted average assumptions used to determine net periodic benefit expense (income) are as follows:

	Pension Benefits			Medical and Life Insurance Benefits
	2011	2010	2009	2011	2010	2009
Discount rate	5.20%	5.50%	6.50%	5.20%	5.50%	6.50%
Expected long-term return on plan assets	7.50%	6.80%	6.60%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

        For measurement of the medical and life insurance benefits plan, the Company assumed an 8% annual rate of increase in the per capita cost of covered health care benefits for 2012, grading down to 5% by 2018.

        Assumed health care cost trend rate can have a significant effect on the amounts reported for the postretirement health care plan. A one-percentage point change in assumed health care costs would have the following effects:

	One- Percentage Point Increase	One- Percentage Point Decrease
Effect on total service and interest cost components	$5	$(5)
Effect on postretirement benefit obligation	132	(123)

        The Company's discount rate assumption is evaluated annually. The Company utilizes the Citibank Pension Discount Curve to develop its discount rate assumption. A single constant discount rate is developed based on the expected timing of the benefit payments.

        The Company bases its asset return assumption on current and expected allocations of assets, as well as a long-term view of expected returns on the plan asset categories. The Company assesses the appropriateness of the expected rate of return on an annual basis and, when necessary, revises the assumption.

        At January 28, 2012, the Company's target pension plan asset allocation was 57% equity securities, 33% fixed income and 10% hedge funds. Investment objectives for the pension plan assets include:

  •
  Providing a long-term return on plan assets that provides sufficient assets to fund pension plan liabilities at an acceptable level of risk.

  •
  Attempting to achieve a consistent, above-average rate of return through appreciation, income and reinvestment of funds consistent with a reasonable level of growth.

  •
  Diversifying investments within asset classes to reduce the impact of losses in a single investment.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

8. EMPLOYEE BENEFIT PLANS (Continued)

        The weighted average pension plan asset allocation is as follows:

	2011	2010
Cash and cash equivalents	2%	—
Equity securities	58%	71%
Fixed income	31%	29%
Hedge funds	9%	—

        The fair value of each class of the pension plan assets as of January 28, 2012 is as follows:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$1	$2,803	$—	$2,804
Equity securities:
U.S. large-cap companies—diversified sectors	6,895	—	—	6,895
U.S. small-cap companies—diversified sectors	2,911	—	—	2,911
Real estate investment trust companies	161	—	—	161
Mutual funds:
International emerging economies equity	3,785	—	—	3,785
Fixed income(1)	18,038	—	—	18,038
Collective trusts:
U.S. large-cap equity	—	33,468	—	33,468
U.S. small-cap equity	—	1,950	—	1,950
International developed economies equity	—	20,237	—	20,237
Fixed income(1)	—	18,559	—	18,559
Multi-strategy hedge funds(2)	—	6,591	4,413	11,004

Total	$31,791	$83,608	$4,413	$119,812

(1)
Primarily invested in U.S. government securities, municipals, mortgage-backed securities, investment grade and high yield bonds.

(2)
These investments are subject to a redemption frequency restriction of quarterly, subject to advance notification requirements ranging from sixty to ninety-one days. Certain of these investments are subject to a lock-up period of one year, where no redemption is allowed.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

8. EMPLOYEE BENEFIT PLANS (Continued)

        The fair value of each class of the pension plan assets as of January 29, 2011 is as follows:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities common/collective trust funds:
U.S. large-cap	$—	$54,270	$—	$54,270
U.S. small/mid-cap	—	7,117	—	7,117
International developed economies	—	27,524	—	27,524
International emerging market economies	—	5,153	—	5,153
Fixed income common/collective trust fund(1)	—	37,121	—	37,121
Cash equivalent common/collective trust fund	—	504	—	504
Receivable for investments sold	846	—	—	846

Total	$846	$131,689	$—	$132,535

(1)
Primarily invested in U.S. government securities, mortgage-backed securities, and corporate bonds.

        Changes in the fair value of the pension plans level 3 assets are as follows:

	2011	2010
Fair value at beginning of year	$—	$5,441
Gain on plan assets:
Relating to assets still held at the reporting date	63	—
Relating to assets sold during the period	—	441
Purchases, sales, settlements, net	4,350	(5,882)

Fair value at end of year	$4,413	$—

        The collective trusts and hedge funds are valued using the net asset value ("NAV") provided by the administrator of the funds. The NAV is a quoted transactional price for participants in the fund, based on the underlying investments of the fund. The carrying value of the receivable for investments sold approximates fair value. The pension plan assets are invested in compliance with the Employee Retirement Income Security Act, as amended, and any subsequent regulations and laws. The Company does not permit direct purchases of its securities by the Plan.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

8. EMPLOYEE BENEFIT PLANS (Continued)

        Information about the expected cash flows related to the pension and other postretirement benefit plans is as follows:

	Pension Benefits	Medical and Life Insurance Benefits
Expected Company contributions in 2012	$17,787	$611
Expected plan benefit payments (net of expected participant contributions) for year:
2012	$14,622	$611
2013	14,463	557
2014	14,115	504
2015	13,872	451
2016	14,891	400
2017-2021	66,704	1,321

9. LONG-TERM DEBT

        Long-term debt consisted of the following:

	January 28, 2012	January 29, 2011
Senior secured credit facility—expires on the earlier of (a) March 21, 2016 and (b) the date that is 60 days prior to the earlier of the maturity date of the senior notes and the mortgage loan facility; interest payable periodically at varying rates (3.20% weighted average for 2011)	$119,435	$32,785
Term loan—paid in full January 31, 2011	—	75,000
Senior notes—mature on March 15, 2014; interest payable each March 15 and September 15 at 10.25%	464,000	510,000
Mortgage loan facility—principal payable in varying monthly installments, with balance due March 6, 2016; interest payable monthly at 6.21%; secured by land and buildings	231,581	237,310
Mortgage notes payable—principal payable in varying monthly installments through June 2016; interest payable monthly at 9.62%; secured by land and buildings	7,321	8,570

Total debt	$822,337	$863,665
Less: current maturities	(8,066)	(6,978)

Long-term debt	$814,271	$856,687

        On March 21, 2011, The Bon-Ton Department Stores, Inc.; The Elder-Beerman Stores Corp.; Carson Pirie Scott II, Inc.; Bon-Ton Distribution, Inc.; and McRIL, LLC, as borrowers (the "Borrowers"), and the Company and certain other subsidiaries as obligors (together with the Borrowers and the Company, the "Obligors") entered into a Second Amended and Restated Loan and Security Agreement (the "Second Amended Revolving Credit Facility") with Bank of America, N.A., as Agent,

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

9. LONG-TERM DEBT (Continued)

and certain financial institutions as lenders that amends and restates the Amended Loan and Security Agreement entered into on December 4, 2009 (as amended prior to March 21, 2011, the "2009 Revolving Credit Facility"). The Second Amended Revolving Credit Facility provides for a revolving credit facility of $625,000 that expires on the earlier of (a) March 21, 2016 and (b) the date that is 60 days prior to the earlier of the maturity date of the senior notes and the mortgage loan facility. All borrowings under the Second Amended Revolving Credit Facility are limited by amounts available pursuant to a borrowing base calculation, which is based on percentages of eligible inventory, real estate and credit card receivables, in each case subject to reductions for applicable reserves.

        Under the terms of the Second Amended Revolving Credit Facility, the Borrowers are jointly and severally liable for all of the obligations incurred under the Second Amended Revolving Credit Facility and the other loan documents, which obligations are guaranteed on a joint and several basis by the Company, the other Obligors and all future domestic subsidiaries of the Obligors (subject to certain exceptions). Proceeds from the Second Amended Revolving Credit Facility were used to pay all of the obligations under the 2009 Revolving Credit Facility and will be used for other general corporate purposes. Unamortized deferred financing fees of $1,271 related to the 2009 Revolving Credit Facility were accelerated on the date of the agreement and recognized in loss on extinguishment of debt.

        Commitments for loans under the Second Amended Revolving Credit Facility are in two tranches: Tranche A revolving commitments of $575,000 (which includes a $150,000 sub-line for letters of credit and $75,000 for swing line loans) and Tranche A-1 revolving commitments of $50,000. The Second Amended Revolving Credit Facility provides that the Borrowers may make requests to increase the Tranche A revolving commitments up to $800,000 in the aggregate upon the satisfaction of certain conditions, provided that the lenders are under no obligation to provide any such increases.

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

        The financial covenant contained in the Second Amended Revolving Credit Facility requires that the minimum excess availability be an amount greater than or equal to the greater of (1) 10% of the lesser of: (a) the aggregate commitments at such time and (b) the aggregate borrowing base at such time and (2) $50,000. The affirmative covenants include requirements that the Obligors and their subsidiaries provide the lenders with certain financial statements, forecasts and other reports, borrowing base certificates and notices; comply with various federal, state and local rules and regulations, their

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

9. LONG-TERM DEBT (Continued)

organizational documents and their material contracts; maintain their properties; and take certain actions with respect to any future subsidiaries. In addition, there are certain limitations on the Obligors and their subsidiaries, including limitations on any debt the Obligors may have in addition to the existing debt, and the terms of that debt; acquisitions, joint ventures and investments; mergers and consolidations; dispositions of property; dividends by the Obligors or their subsidiaries (dividends paid may not exceed $10,000 in any year or $30,000 during the term of the agreement; however, additional dividends may be paid subject to meeting other requirements); transactions with affiliates; changes in the business or corporate structure of the Obligors or their subsidiaries; prepaying, redeeming or repurchasing certain debt; changes in accounting policies or reporting practices, unless required by generally accepted accounting principles; and speculative transactions. The Second Amended Revolving Credit Facility also provides that it is a condition precedent to borrowing that no event has occurred that could reasonably be expected to have a material adverse effect, as defined in the agreement, on the Company. If the Company fails to comply with the financial covenant or the other restrictions contained in the Second Amended Revolving Credit Facility, mortgage loan facility or the indenture that governs the senior notes, an event of default would occur. An event of default could result in the acceleration of the Company's debt due to the cross-default provisions within the debt agreements. The borrowing base calculation under the Second Amended Revolving Credit Facility contains an inventory advance rate subject to periodic review at the lenders' discretion.

        As of January 28, 2012, the Company had borrowings of $119,435 under the Second Amended Revolving Credit Facility, with $437,821 of borrowing availability (before taking into account the minimum borrowing availability covenant under this facility) and letter-of-credit commitments of $4,078.

        On November 18, 2009, The Bon-Ton Department Stores, Inc. and The Elder-Beerman Stores Corp. as Borrowers, and the Company and certain other subsidiaries as Obligors entered into a Second Lien Loan and Security Agreement with Sankaty Advisors, LLC; GB Merchant Partners, LLC and GA Capital, LLC as Agents that provided for $75,000 of term loans expiring November 18, 2013 (the "Term Loan Facility"). The Term Loan Facility principal balance was voluntarily paid in full on January 31, 2011. As a result of such prepayment, the Company paid an early termination fee of $3,750 (5% of the principal amount repaid) and $14 in legal fees simultaneously with the prepayment of the outstanding indebtedness. In addition, $4,415 of unamortized deferred financing fees related to the facility was accelerated on the date of the termination. Fees paid and deferred financing fees accelerated were recognized in loss on extinguishment of debt.

        On March 6, 2006, The Bon-Ton Department Stores, Inc. entered into an indenture (the "Indenture") with The Bank of New York, as trustee, under which The Bon-Ton Department Stores, Inc. issued $510,000 aggregate principal amount of its 10 1/4% Senior Notes due 2014 (the "Senior Notes"). The Senior Notes are guaranteed on a senior unsecured basis by The Bon-Ton Stores, Inc. and by each of its subsidiaries that is an obligor under the Second Amended Revolving Credit Facility. The Senior Notes mature on March 15, 2014. The interest rate of the Senior Notes is fixed at 10 1/4% per year. Interest on the Senior Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2006. The Indenture includes covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional debt, pay dividends (not to exceed $0.24 per share in any year) and make distributions, make certain investments, enter

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

9. LONG-TERM DEBT (Continued)

into certain types of transactions with affiliates, use assets as security in other transactions, and sell certain assets or merge with or into other companies. In the fourth quarter of 2011, the Company repurchased, in open market transactions, $46,000 (principal amount) of the Senior Notes. As a result of such transactions, the Company realized a gain of $18,685. In addition, $506 of unamortized deferred financing fees related to the Senior Notes was accelerated on the transaction dates. The gain on repurchase, partially offset by the accelerated deferred financing fees, was recognized in gain on extinguishment of debt.

        On March 6, 2006, certain bankruptcy remote special purpose entities (each an "SPE" and, collectively, the "SPEs") that are indirect wholly owned subsidiaries of The Bon-Ton Stores, Inc. entered into loan agreements with Bank of America, pursuant to which Bank of America provided a mortgage loan facility in the aggregate principal amount of $260,000 (the "Mortgage Loan Facility"). The Mortgage Loan Facility has a term of ten years and is secured by mortgages on 23 retail stores and one distribution center owned by the SPEs. Each SPE entered into a lease with each of The Bon-Ton Stores, Inc. subsidiaries operating on such SPE's properties. A portion of the rental income received under these leases will be used to pay the debt service under the Mortgage Loan Facility. The Mortgage Loan Facility requires level monthly payments of principal and interest based on an amortization period of 25 years and the balance outstanding at the end of ten years will then become due and payable. The interest rate for the Mortgage Loan Facility is a fixed rate of 6.21%. Financial covenants contained in the Mortgage Loan Facility require that the SPEs maintain certain financial thresholds, as defined in the agreements. In addition, the SPEs are required to establish lease shortfall reserve accounts pursuant to the terms of the Mortgage Loan Facility. If the SPEs' EBITDA (earnings before interest, taxes, depreciation and amortization) falls below prescribed levels, excess cash, as defined in the agreement, shall be deposited in the lease shortfall reserve account and access to these funds is restricted.

        On May 17, 1996, the Company entered into 20-year mortgage agreements for its three stores located in Rochester, New York, totaling $18,309. The loan agreements provide for principal payable in varying monthly installments through June 2016 and for interest payments at a rate of 9.62% per annum.

        The Company was in compliance with all loan agreement restrictions and covenants during 2011.

        The fair value of the Company's debt, excluding interest rate swaps, was estimated at $661,641 and $869,539 at January 28, 2012 and January 29, 2011, respectively, and is based on quoted market rates available to the Company or discounted cash flow analysis as appropriate.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

9. LONG-TERM DEBT (Continued)

        Debt maturities by year at January 28, 2012 are as follows:

2012	$8,066
2013	126,835
2014	472,608
2015	9,238
2016	205,590
2017 and thereafter	—

$822,337

10. INTEREST RATE DERIVATIVES

        It is the policy of the Company to identify on a continuing basis the need for debt capital and evaluate financial risks inherent in funding the Company with debt capital. In conjunction with this ongoing review, the debt portfolio and hedging program of the Company is managed to: (1) reduce funding risk with respect to borrowings made or to be made by the Company to preserve the Company's access to debt capital and provide debt capital as required for funding and liquidity purposes, and (2) control the aggregate interest rate risk of the debt portfolio. The Company has previously entered and may in the future enter into interest rate swap agreements to change the fixed/variable interest rate mix of the debt portfolio in order to maintain an appropriate balance of fixed-rate and variable-rate debt and to mitigate the impact of volatile interest rates. These derivatives are accounted for in accordance with ASC 815, Derivatives and Hedging ("ASC 815").

        On the date the derivative instrument is entered into, the Company designates the derivative as a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"). Changes in the fair value of a derivative that is designated as, and meets all required criteria for, a cash flow hedge are recorded in other comprehensive income or loss ("OCI") and reclassified into the statement of operations as the underlying hedged item affects earnings, such as when quarterly settlements are made on the hedged forecasted transaction. The portion of the change in fair value of a derivative associated with hedge ineffectiveness or the component of a derivative instrument excluded from the assessment of hedge effectiveness, if any, is recorded in the current statement of operations. Also, changes in the fair value of a derivative that is not designated as a hedge, if any, are entirely recorded in the statement of operations. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions; this process includes relating all derivatives that are designated as cash flow hedges to specific balance sheet assets or liabilities. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively for the respective derivative. In addition, if the forecasted transaction is no longer probable of occurring, any amounts in accumulated other comprehensive income or loss ("AOCI") related to the derivative are recorded in the statement of operations for the current period.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

10. INTEREST RATE DERIVATIVES (Continued)

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

        The following table summarizes the fair value (see Note 4) and presentation of the interest rate swap contracts in the consolidated balance sheet prior to their expiration on July 14, 2011:

	Balance Sheet Location	Derivative Assets	Derivative Liabilities
January 29, 2011	Accrued expenses	$—	$2,288

        On December 4, 2009, the Company amended and restated its prior senior secured credit facility (see Note 9), at which time the Company de-designated and re-measured its two interest rate swaps and discontinued hedge accounting prospectively in accordance with ASC 815. Specifically, ASC 815 requires the immediate recognition of the expected cumulative ineffectiveness, with the remaining amount to remain in AOCI and be reclassified into the statement of operations as the originally hedged forecasted transactions affect the statement of operations. As of December 4, 2009, the re-measured value of these swaps within AOCI was $6,688, of which $1,437 in expected cumulative ineffectiveness was immediately recognized in interest expense. Of the $5,251 remaining in AOCI as of December 4, 2009, $456 was reclassified to interest expense in 2009. The Company has not re-designated the two interest rate swaps to a new hedging relationship. Accordingly, all changes in fair value after December 4, 2009 are recognized in interest expense.

        The following table summarizes the effect of the interest rate swaps on the 2009 consolidated statement of operations and OCI or AOCI prior to being de-designated on December 4, 2009:

	Amount of Loss Recognized in OCI (effective portion)	Location of Loss Reclassified from AOCI to the Statement of Operations (effective portion)	Amount of Loss Reclassified from AOCI to the Statement of Operations (effective portion)	Location of Loss Recognized in the Statement of Operations (ineffective portion)	Amount of Loss Recognized in the Statement of Operations (ineffective portion)
2009	$4,953	Interest Expense, Net	$3,973	Interest Expense, Net	$—

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

10. INTEREST RATE DERIVATIVES (Continued)

        The following table summarizes the effect of the interest rate swaps on the consolidated statement of operations and AOCI after being de-designated on December 4, 2009:

	Location of Loss Reclassified from AOCI to the Statement of Operations	Amount of Loss Reclassified from AOCI to the Statement of Operations	Location of Loss Recognized in the Statement of Operations	Amount of Loss Recognized in the Statement of Operations
2011	Interest expense, net	$1,205	Interest expense, net	$93
2010	Interest expense, net	$3,590	Interest expense, net	$1,183
2009	Interest expense, net	$1,893	Interest expense, net	$470

        Due to the interest rate swap contracts expiring on July 14, 2011, there is no remaining balance in AOCI related to the swaps.

11. INTEREST COSTS

        Interest costs for the Company are as follows:

	2011	2010	2009
Interest costs incurred, including amortization of deferred financing fees	$89,921	$113,026	$98,790
Interest income	(221)	(344)	(464)
Capitalized interest, net	(193)	(381)	(196)

Interest expense, net	$89,507	$112,301	$98,130

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

12. COMMITMENTS AND CONTINGENCIES (Continued)

        At January 28, 2012, future minimum lease payments for the fixed, noncancelable terms of operating leases and the present value of net minimum lease payments under capital leases are as follows:

Year	Capital Leases	Operating Leases
2012	$8,805	$91,211
2013	8,031	85,837
2014	7,623	70,513
2015	7,500	57,963
2016	7,500	41,107
2017 and thereafter	52,500	112,226

Total net minimum rentals	$91,959	$458,857

Less: Amount representing interest	(30,917)

Present value of net minimum lease payments, of which $4,365 is due within one year	$61,042

        Minimum rental commitments under operating leases are reflected without reduction for rental income due in future years under noncancelable subleases since income under these subleases is immaterial. Some of the store leases contain renewal options ranging from three to 50 years. Included in the minimum lease payments under operating leases are leased vehicles, copiers, postage meters, computer equipment and a related-party commitment with an entity associated with the Company's majority shareholder of $224 for years 2012, 2013, 2014 and 2015 and $112 for 2016.

        Rental expense consisted of the following:

	2011	2010	2009
Operating leases:
Buildings:
Rental expense	$85,743	$87,501	$88,615
Contingent rentals	5,761	6,469	7,237
Fixtures and equipment	1,505	1,353	5,011

Totals	$93,009	$95,323	$100,863

        Rental expense includes amounts paid to an entity related to the Company's majority shareholder of $224 for each of 2011, 2010 and 2009.

        Selling space has been licensed to certain other retailers ("leased departments") in many of the Company's facilities. Future minimum lease payments and rental expense disclosed above are reflected without a reduction for leased departments' license income.

Contingencies

        In October 2010, the Company became aware that a third-party it had contracted with as its agent to receive, monitor and pay utility bills for the Company's properties was delinquent in its payment of

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

12. COMMITMENTS AND CONTINGENCIES (Continued)

the Company's utility bills, despite timely receipt of funds from the Company. On November 3, 2010, the Company filed suit against this third-party agent, Utility Account Billing Services, Inc., and its affiliate Synergy Energy Holdings, LLC, in Supreme Court, State of New York, County of Erie. In June 2011, summary judgment was granted in favor of the Company for the full amount of the claim of $3,117, and the Company has initiated efforts to collect on that judgment. Additionally, the Company filed a claim with one of its insurance carriers, and in July 2011 entered into a settlement agreement with the insurance carrier, payment for which has been received. Per the settlement agreement, the insurance carrier will be reimbursed by the Company for collections from the judgment that exceed the difference between the full amount of the claim under the lawsuit and the insurance payment received.

        The Company is party to legal proceedings and claims that arise during the ordinary course of business. In the opinion of management, the ultimate outcome of any such litigation and claims will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

13. SHAREHOLDERS' EQUITY

        The Company's capital structure consists of common stock with one vote per share and Class A common stock with ten votes per share. Transfers of the Company's Class A common stock are restricted. Upon sale or transfer of ownership or voting rights of Class A common stock to other than permitted transferees, such shares will convert to an equal number of common stock shares. Additionally, the Company has authorized 5,000,000 shares of preferred stock; however, no preferred shares have been issued. Treasury stock, which consists of the Company's common stock, is accounted for using the cost method.

14. COMPREHENSIVE LOSS

        The accumulated balances for each classification of other comprehensive loss are as follows:

	Pension and Postretirement Benefit Plans	Cash Flow Derivatives	Accumulated Other Comprehensive Loss
Balance at January 31, 2009	$(56,980)	$(2,484)	$(59,464)
Net current period change	5,639	913	6,552

Balance at January 30, 2010	(51,341)	(1,571)	(52,912)
Net current period change	12,824	3,590	16,414

Balance at January 29, 2011	(38,517)	2,019	(36,498)
Net current period change	(35,839)	(2,019)	(37,858)

Balance at January 28, 2012	$(74,356)	$—	$(74,356)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

14. COMPREHENSIVE LOSS (Continued)

        The related tax effects allocated to each component of other comprehensive income (loss) are as follows:

	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
2009:
Pension and postretirement benefit plans:
Reclassification adjustments for prior net actuarial loss	$4,785	$—	$4,785
Actuarial net gain	854	—	854

	5,639	—	5,639
Cash flow derivatives:
Derivative loss	(4,953)	—	(4,953)
Reclassification adjustments for losses realized in net loss	5,866	—	5,866

	913	—	913

Other comprehensive income	$6,552	$—	$6,552

2010:
Pension and postretirement benefit plans:
Reclassification adjustments for prior net actuarial loss	$3,880	$—	$3,880
Actuarial net gain	8,944	—	8,944

	12,824	—	12,824
Cash flow derivatives:
Reclassification adjustments for losses realized in net income	3,590	—	3,590

	3,590	—	3,590

Other comprehensive income	$16,414	$—	$16,414

2011:
Pension and postretirement benefit plans:
Reclassification adjustments for prior net actuarial loss	$2,011	$—	$2,011
Actuarial net loss	(37,850)	—	(37,850)

	(35,839)	—	(35,839)
Cash flow derivatives:
Reclassification adjustments for losses realized in net loss	1,205	(3,224)	(2,019)

	1,205	(3,224)	(2,019)

Other comprehensive loss	$(34,634)	$(3,224)	$(37,858)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

14. COMPREHENSIVE LOSS (Continued)

        As a result of the full deferred tax asset valuation allowance maintained throughout 2009, 2010 and 2011, the changes recognized within other comprehensive income (loss) were recorded on a gross basis for all periods presented with regard to the pension and postretirement benefit plans and for 2009 and 2010 with regard to the cash flow derivatives. The change recognized within other comprehensive loss for 2011 with regard to the cash flow derivatives is net of a $3,224 tax expense resulting from the reclassification of the residual tax effect associated with certain interest rate swap contracts which expired on July 14, 2011.

15. SHARE-BASED COMPENSATION

        The Company's 2009 Omnibus Incentive Plan ("2009 Omnibus Plan"), as approved by shareholders on June 16, 2009, provides for the granting of common stock options, restricted shares, restricted stock units, performance shares, stock appreciation rights, phantom stock and dividend equivalent rights to certain employees, executive officers, directors, consultants and advisors. A maximum of 2,500,000 shares may be granted under the 2009 Omnibus Plan, in addition to 209,812 available shares transferred from the Company's Amended and Restated 2000 Stock Incentive and Performance-Based Award Plan ("2000 Stock Plan") between June 16, 2009 and March 2, 2010. At January 28, 2012, 1,078,425 shares were available within the 2009 Omnibus Plan. Vesting periods for the awards are at the discretion of the Company's Board of Directors.

        The 2000 Stock Plan, as amended through June 17, 2008, provided for the granting of common stock options, restricted shares, restricted stock units and performance-based awards to certain employees, officers, directors, consultants and advisors. A maximum of 3,600,000 shares were available under the 2000 Stock Plan; no shares remain available as of January 28, 2012.

        The Company's Amended and Restated 1991 Stock Option and Restricted Stock Plan ("1991 Stock Plan"), as amended through June 17, 1997, provided for the granting of restricted shares, common stock options and performance-based common stock options as part of a long-term incentive plan for selected officers. A maximum of 1,900,000 shares were available under the 1991 Stock Plan; no shares remain available as of January 28, 2012.

        Stock options are granted with an exercise price equal to the market value of the underlying stock on the grant date, and vest over one to four years with a contractual term of seven years. No stock options were granted during 2011, 2010 or 2009.

        Restricted shares granted during 2011, 2010 and 2009 vest over one to three years. Employees who are granted restricted shares are not required to pay for the shares; however, the shares will be forfeited if the employee does not remain employed with the Company until the restrictions on the shares lapse. In addition, vesting of certain restricted shares awarded during 2011, 2010 and 2009 was subject to the achievement of specified criteria based on Company performance.

        Restricted stock units granted during 2011, 2010 and 2009 vest over one year. Employees and directors who are granted restricted stock units are not required to pay for the shares; however, the shares will be forfeited if the employee or director does not remain employed with the Company, or continue to serve as a member of its Board of Directors, until the restricted stock units vest.

        The Company recognizes share-based compensation pursuant to ASC 718. The Company measures the cost of grantee services received in exchange for an award of equity instruments based on the grant date fair value of the award, and recognizes that cost over the period that the grantee is required to provide service in exchange for the award. For the stock option awards, the Company estimates grant

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

15. SHARE-BASED COMPENSATION (Continued)

date fair value using the Black-Scholes option valuation model. For restricted share and restricted stock unit grants, grant date fair value is determined based upon the closing trading value of the Company's stock on the day of the grant. The Company generally issues new stock to satisfy share-based awards.

        The compensation cost that has been recorded within SG&A expense for the Company's share-based award plans was $5,261, $7,795 and $5,083 for 2011, 2010 and 2009, respectively. There was no income tax benefit or expense recognized in the 2011, 2010 and 2009 statements of operations for share-based award compensation due to continuation of a full valuation allowance on all net deferred tax assets related to share-based award compensation.

        Cash received from exercised stock options was $398, $0 and $0 for 2011, 2010 and 2009, respectively. Actual tax deduction benefits from exercised stock options and vested restricted shares totaled $2,343, $3,474 and $46 for 2011, 2010 and 2009, respectively.

        Awards with graded vesting are recognized using graded amortization.

        Based upon an examination of forfeiture rates for the various classes of stock options, restricted stock units and restricted shares, Company management does not believe the total number of options or shares that are vested and expected to vest as of January 28, 2012 are materially different from the respective number of options or shares outstanding as of January 28, 2012.

Stock Options

        The Company's stock options include stock options granted from the 2000 Stock Plan and the 1991 Stock Plan.

        A summary of the stock options as of January 28, 2012 and changes during 2011 is presented below:

	Shares Under Option	Weighted Average Per-Share Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 29, 2011	1,056,322	$16.65
Exercised	(81,883)	4.86
Forfeited	(4,968)	32.96

Outstanding as of January 28, 2012	969,471	17.56	2.29	$2

Exercisable as of January 28, 2012	967,804	$17.59	2.28	$1

        The total intrinsic value of options exercised during 2011 was $754. There were no options exercised during 2010 and 2009. As of January 28, 2012, there was no unrecognized compensation cost related to unvested stock options.

Restricted Stock Units

        Restricted stock units consist of units granted from the 2009 Omnibus Plan and the 2000 Stock Plan. The fair value of each restricted stock unit award is determined based upon the closing trading

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

15. SHARE-BASED COMPENSATION (Continued)

value of the Company's stock on the day of the grant. A summary of the restricted stock units as of January 28, 2012 and changes during 2011 is presented below:

	Restricted Stock Units		Weighted Average Grant-Date Fair Value
	Performance and Service Required	Service Required	Performance and Service Required	Service Required
Outstanding as of January 29, 2011	20,259	272,592	$21.90	$8.38
Granted	—	51,442	—	8.65
Forfeited	—	(5,780)	—	8.65

Outstanding as of January 28, 2012	20,259	318,254	21.90	8.42

        As of January 28, 2012, there was $139 of total unrecognized compensation cost related to restricted stock units that is expected to be recognized over a weighted average period of 0.38 years. Vested awards will be settled in shares after certain events and time periods occur, as defined within the terms of the restricted stock unit grant agreements.

        The total fair value of restricted stock units vested during 2011 and 2009 was $515 and $647, respectively. No restricted stock units vested during 2010.

        The weighted-average grant date fair value of restricted stock units granted during 2011, 2010 and 2009 was $8.65 per unit, $10.81 per unit and $4.87 per unit, respectively.

        The Company pays cash dividend equivalents on all outstanding restricted stock units.

Restricted Shares

        The Company's restricted shares consist of shares granted from the 2009 Omnibus Plan and the 2000 Stock Plan. The fair value of each restricted share award is determined based upon the closing trading value of the Company's stock on the day of the grant. A summary of the restricted share awards as of January 28, 2012 and changes during 2011 is presented below:

	Restricted Shares		Weighted Average Grant-Date Fair Value
	Performance and Service Required	Service Required	Performance and Service Required	Service Required
Nonvested as of January 29, 2011	—	1,383,675	$—	$7.89
Granted	274,000	384,000	14.50	13.60
Vested	—	(403,675)	—	3.54
Forfeited	(274,000)	(25,500)	14.50	10.91

Nonvested as of January 28, 2012	—	1,338,500	—	10.78

        As of January 28, 2012, there was $6,577 of total unrecognized compensation cost related to restricted shares that is expected to be recognized over a weighted average period of 2.01 years.

        The total fair value of shares vested during 2011, 2010 and 2009 was $5,158, $7,762 and $3,756, respectively.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

15. SHARE-BASED COMPENSATION (Continued)

        The Company pays cash dividends on all outstanding restricted shares, other than those that are performance-based.

16. INCOME TAXES

        Components of the income tax (benefit) provision were as follows:

	2011	2010	2009
Current:
Federal	$(25)	$11	$(9,767)
State	506	(263)	(2,447)

Total current	481	(252)	(12,214)

Deferred:
Federal	(1,853)	1,300	4,019
State	(647)	305	164

Total deferred	$(2,500)	$1,605	$4,183

Income tax (benefit) provision	$(2,019)	$1,353	$(8,031)

        Components of gross deferred tax assets and liabilities were as follows:

	January 28, 2012	January 29, 2011
Deferred tax assets:
Net operating losses	$56,483	$42,767
Alternative minimum tax credits	4,689	4,720
Defined benefit pension obligations	36,080	20,991
Accrued expenses	7,232	8,932
Inventories	3,702	5,550
Equity compensation	7,116	6,988
Rent amortization	31,776	26,369
Capital leases	22,863	24,025
Other	18,781	20,637

Gross deferred tax assets	188,722	160,979
Less: Valuation allowance	(147,148)	(126,333)

Total gross deferred tax assets	41,574	34,646

Deferred tax liabilities:
Property, fixtures and equipment	(39,606)	(32,934)
Other	(5,814)	(4,834)

Total gross deferred tax liabilities	(45,420)	(37,768)

Net deferred tax liabilities	$(3,846)	$(3,122)

        ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence using a "more likely

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

16. INCOME TAXES (Continued)

than not" standard. In assessing the realizability of its deferred tax assets, the Company considered whether it was more likely than not that its deferred tax assets will be realized based upon all available evidence, including the scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability, and limitations pursuant to Section 382 of the Internal Revenue Code ("Section 382"), among others. Pursuant to ASC 740, significant weight is to be given to evidence that can be objectively verified. As a result, a company's current or previous losses are given more weight than any projected future taxable income. In addition, a recent three-year historical cumulative loss is considered a significant element of negative evidence that is difficult to overcome.

        The Company has evaluated its deferred tax assets each reporting period, including assessment of its cumulative income or loss over the prior three-year period, to determine if valuation allowances were required. With respect to reviews during 2009, 2010 and 2011, the Company's three-year historical cumulative loss and the continuation of uncertain near-term economic conditions impeded the Company's ability to rely on its projections of future taxable income in assessing valuation allowance requirements. As such, the Company concluded that it was necessary to maintain a full valuation allowance on its net deferred tax assets.

        The Company reported deferred tax asset valuation allowances of $147,148 and $126,333 at January 28, 2012 and January 29, 2011, respectively. If actual results differ from the Company's underlying estimates, or these estimates are adjusted in future periods, the Company may need to adjust its valuation allowance—which could materially impact its financial position and results of operations.

        As a result of the full deferred tax asset valuation allowance maintained throughout 2009, 2010 and 2011, the changes recognized within other comprehensive income (loss) for 2011, 2010 and 2009 were recorded on a gross basis, with the exception of the tax benefit of $3,224 resulting from the reclassification of the residual tax effect associated with certain interest rate swap contracts which expired on July 14, 2011.

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

        At January 28, 2012, the Company had federal and state net operating loss carry-forwards of $110,734 and $312,827, respectively, which are available to offset future federal and state taxable income, subject to certain limitations imposed by Section 382. These net operating losses will expire at various dates from 2012 through 2032.

        The Company had carry-forwards for general business tax credits of $2,364 and $889 as of January 28, 2012 and January 29, 2011, respectively. These credits will expire in 2032.

        The Company had carry-forwards for alternative minimum tax credits of $4,689 and $4,720 as of January 28, 2012 and January 29, 2011, respectively. The Company acquired $2,064 of these credits in connection with an acquisition; their use is subject to the limitations imposed by Section 382. These credits can be carried-forward indefinitely.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

16. INCOME TAXES (Continued)

        A reconciliation of the tax (benefit) expense to the tax at the statutory federal income rate is as follows:

	2011	2010	2009
Tax (benefit) expense at statutory rate	$(4,951)	$7,996	$(4,230)
State income taxes, net of federal benefit	(668)	(145)	(3,111)
Valuation allowance changes, net	7,436	(5,790)	(821)
Residual tax reclassed from OCI	(3,224)	—	—
Tax credits	(1,184)	(516)	(130)
Nondeductible expenses	315	341	606
Changes in state deferred tax rate	248	(532)	(345)
Other, net	9	(1)	—

Tax (benefit) expense at effective rate	$(2,019)	$1,353	$(8,031)

        The Company elected to use the extended carry-back for its 2008 net operating loss, as permitted by The Worker, Homeownership, and Business Assistance Act of 2009 ("2009 Act"). The 2009 Act permitted the Company to carry back federal net operating losses for up to five years, instead of the general two-year carry-back. This election resulted in a reduction to the Company's valuation allowance of $6,920 during the fourth quarter of 2009. The Company filed this carry-back claim during 2010, and received a corresponding federal income tax refund of $6,946 during the second quarter of 2010.

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

	2011	2010	2009
Balance at beginning of year	$10,749	$11,984	$7,274
Increases related to prior year tax positions	30	—	7,504
Decreases related to prior year tax positions	(526)	—	—
Increases related to current year tax positions	—	—	118
Settlements with taxing authorities	(272)	—	—
Lapse of statute	(20)	(1,235)	(2,912)

Balance at end of year	$9,961	$10,749	$11,984

        The total amount of gross unrecognized tax benefits that, if recognized, would impact the effective tax rate was $877 and $1,634 as of January 28, 2012 and January 29, 2011, respectively.

        During the twelve months subsequent to January 28, 2012, it is reasonably possible that the gross unrecognized tax benefits will decrease by up to $214, all of which could impact the income tax provision. This potential decrease is due to expiration of certain statutes of limitation.

        It is the Company's policy to record interest and penalties on unrecognized tax benefits as an income tax provision. For 2011, the Company recorded $387 as an income tax provision to reflect additional interest on unrecognized tax benefits, offset by a $171 reduction of accrued interest pursuant

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

16. INCOME TAXES (Continued)

to recognition of certain prior year tax positions and lapses of statues during 2011. For 2010, the Company recorded $459 as an income tax provision to reflect additional interest and penalties on unrecognized tax benefits, offset by a $323 reduction of accrued interest pursuant to lapses of statutes during 2010. For 2009, the Company recorded $444 as an income tax provision to reflect additional interest on unrecognized tax benefits, offset by a $913 reduction of accrued interest pursuant to lapses of statutes during 2009. At January 28, 2012 and January 29, 2011, the Company had accruals of $1,323 and $1,287, respectively, for interest and penalties on unrecognized tax benefits.

        The Company's federal tax returns for the years ended January 31, 2009 through the present are open to examination, as are the Company's various state tax returns for the years ended February 2, 2008 through the present.

17. QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended
2011:	April 30, 2011	July 30, 2011	October 29, 2011	January 28, 2012
Net sales	$649,881	$595,480	$656,070	$983,230
Other income	14,600	13,790	14,498	25,981

	664,481	609,270	670,568	1,009,211

Costs and expenses:
Costs of merchandise sold	419,267	373,918	410,703	643,481
Selling, general and administrative	222,039	219,786	234,856	259,379
Depreciation and amortization	24,510	26,172	23,114	21,237
Amortization of lease-related interests	1,195	1,194	1,195	1,163
Impairment charges	3	49	157	3,481

(Loss) income from operations	(2,533)	(11,849)	543	80,470
Interest expense, net	23,305	22,762	21,938	21,502
Loss (gain) on extinguishment of debt	9,450	—	—	(18,179)

(Loss) income before income taxes	(35,288)	(34,611)	(21,395)	77,147
Income tax provision (benefit)	700	(2,311)	640	(1,048)

Net (loss) income	$(35,988)	$(32,300)	$(22,035)	$78,195

Per Share Amounts—Basic:
Net (loss) income	$(2.01)	$(1.78)	$(1.21)	$4.00
Per Share Amounts—Diluted:
Net (loss) income	$(2.01)	$(1.78)	$(1.21)	$4.00

        The quarter ended April 30, 2011 includes a loss on the extinguishment of debt of $9,450, which consisted of an early termination fee of $3,750, legal fees of $14 and accelerated deferred financing fees of $4,415 associated with the prepayment of the Term Loan Facility and accelerated deferred financing fees of $1,271 associated with the 2009 Revolving Credit Facility (see Note 9).

        The quarter ended January 28, 2012 includes other income of $6,453 associated with income from gift and merchandise card breakage (see Note 1) and a gain on the extinguishment of debt of $18,179 for the repurchase at a discount, in open market transactions, of $46,000 (principal amount) of the Company's Senior Notes (see Note 9).

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

17. QUARTERLY RESULTS (UNAUDITED) (Continued)

        Per share amounts are computed independently for each of the quarters presented. The sum of the quarters does not equal the total year amount due to a mixture of net loss and net income quarters, with differing application of basic and diluted common shares outstanding pursuant to the two-class method.

	Quarter Ended
2010:	May 1, 2010	July 31, 2010	October 30, 2010	January 29, 2011
Net sales	$661,373	$608,596	$700,514	$1,009,996
Other income	13,838	14,024	16,423	21,721

	675,211	622,620	716,937	1,031,717

Costs and expenses:
Costs of merchandise sold	414,340	377,151	432,852	635,839
Selling, general and administrative	227,913	224,163	235,422	255,162
Depreciation and amortization	26,181	26,408	24,745	24,868
Amortization of lease-related interests	1,146	1,147	1,131	1,131
Impairment charges	43	108	53	1,534

Income (loss) from operations	5,588	(6,357)	22,734	113,183
Interest expense, net	28,513	28,177	28,347	27,264

(Loss) income before income taxes	(22,925)	(34,534)	(5,613)	85,919
Income tax provision (benefit)	617	(804)	661	879

Net (loss) income	$(23,542)	$(33,730)	$(6,274)	$85,040

Per Share Amounts—Basic:
Net (loss) income	$(1.33)	$(1.91)	$(0.36)	$4.48
Per Share Amounts—Diluted:
Net (loss) income	$(1.33)	$(1.91)	$(0.36)	$4.41

        Per share amounts are computed independently for each of the quarters presented. The sum of the quarters does not equal the total year amount due to a mixture of net loss and net income quarters, with differing application of basic and diluted common shares outstanding pursuant to the two-class method.

18. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

        The Senior Notes described in Note 9, which constitute debt obligations of the Company's wholly owned subsidiary, The Bon-Ton Department Stores, Inc. (the "Issuer"), are guaranteed on a senior unsecured basis by the Company and by each of the Company's subsidiaries, other than the Issuer, that is an Obligor under the Company's senior secured credit facility. Separate financial statements of the Company, the Issuer and such subsidiary guarantors are not presented because the guarantees by the Company and each wholly owned subsidiary guarantor are joint and several, full and unconditional, except for certain customary limitations. These customary limitations include releases of a guarantee (i) if the guarantor no longer guarantees other indebtedness of the Issuer; (ii) if there is a sale or other disposition of the capital stock of a guarantor and if such sale complies with the covenant regarding asset sales in the Indenture; and (iii) if the Company properly designates a subsidiary guarantor as an "unrestricted subsidiary" under the terms of the Indenture.

        The condensed consolidating financial information for the Company, the Issuer and the Company's guarantor and non-guarantor subsidiaries as of January 28, 2012 and January 29, 2011 and for 2011,

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

18. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

2010 and 2009 as presented below has been prepared from the books and records maintained by the Company, the Issuer and the guarantor and non-guarantor subsidiaries. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the guarantor and non-guarantor subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from affiliates will exist at any time.

The Bon-Ton Stores, Inc.

Condensed Consolidating Balance Sheet

January 28, 2012

	Bon-Ton (Parent Company)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Company Consolidated
Assets
Current assets:
Cash and cash equivalents	$1	$3,741	$10,530	$—	$—	$14,272
Merchandise inventories	—	352,442	347,062	—	—	699,504
Prepaid expenses and other current assets	—	56,496	12,379	547	(390)	69,032

Total current assets	1	412,679	369,971	547	(390)	782,808

Property, fixtures and equipment at cost, net	—	181,002	228,965	267,166	—	677,133
Deferred income taxes	—	3,769	8,616	—	—	12,385
Intangible assets, net	—	40,358	78,807	—	—	119,165
Investment in and advances to affiliates	131,606	474,697	216,969	1,103	(824,375)	—
Other long-term assets	—	22,168	1,189	3,355	—	26,712

Total assets	$131,607	$1,134,673	$904,517	$272,171	$(824,765)	$1,618,203

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$—	$205,492	$—	$—	$—	$205,492
Accrued payroll and benefits	—	22,743	8,893	—	—	31,636
Accrued expenses	—	75,503	85,736	2,006	(390)	162,855
Current maturities of long-term debt and obligations under capital leases	—	1,568	2,797	8,066	—	12,431
Deferred income taxes	—	6,581	9,650	—	—	16,231

Total current liabilities	—	311,887	107,076	10,072	(390)	428,645

Long-term debt and obligations under capital leases, less current maturities	—	590,557	49,555	230,836	—	870,948
Other long-term liabilities	—	130,082	55,444	1,477	—	187,003

Total liabilities	—	1,032,526	212,075	242,385	(390)	1,486,596

Shareholders' equity	131,607	102,147	692,442	29,786	(824,375)	131,607

Total liabilities and shareholders' equity	$131,607	$1,134,673	$904,517	$272,171	$(824,765)	$1,618,203

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

18. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

The Bon-Ton Stores, Inc.

Condensed Consolidating Balance Sheet

January 29, 2011

	Bon-Ton (Parent Company)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Company Consolidated
Assets
Current assets:
Cash and cash equivalents	$1	$5,841	$10,497	$—	$—	$16,339
Merchandise inventories	—	340,649	341,675	—	—	682,324
Prepaid expenses and other current assets	—	65,500	12,752	628	(462)	78,418

Total current assets	1	411,990	364,924	628	(462)	777,081

Property, fixtures and equipment at cost, net	—	194,874	230,138	278,420	—	703,432
Deferred income taxes	—	3,705	5,882	—	—	9,587
Intangible assets, net	—	54,954	75,126	—	—	130,080
Investment in and advances to affiliates	183,351	480,419	208,096	316	(872,182)	—
Other long-term assets	—	30,337	1,594	4,128	—	36,059

Total assets	$183,352	$1,176,279	$885,760	$283,492	$(872,644)	$1,656,239

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$—	$175,249	$—	$—	$—	$175,249
Accrued payroll and benefits	—	37,796	7,973	—	—	45,769
Accrued expenses	—	77,743	88,663	1,260	(462)	167,204
Current maturities of long-term debt and obligations under capital leases	—	3,229	2,596	6,978	—	12,803
Deferred income taxes	—	5,748	6,961	—	—	12,709
Income taxes payable	—	46	91	—	—	137

Total current liabilities	—	299,811	106,284	8,238	(462)	413,871

Long-term debt and obligations under capital leases, less current maturities	—	626,475	52,353	238,902	—	917,730
Other long-term liabilities	—	94,425	45,487	1,374	—	141,286

Total liabilities	—	1,020,711	204,124	248,514	(462)	1,472,887

Shareholders' equity	183,352	155,568	681,636	34,978	(872,182)	183,352

Total liabilities and shareholders' equity	$183,352	$1,176,279	$885,760	$283,492	$(872,644)	$1,656,239

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

18. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

2011

	Bon-Ton (Parent Company)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Company Consolidated
Net sales	$—	$1,264,020	$1,620,641	$—	$—	$2,884,661
Other income	—	26,960	41,909	—	—	68,869

	—	1,290,980	1,662,550	—	—	2,953,530
Costs and expenses:
Costs of merchandise sold	—	809,656	1,037,713	—	—	1,847,369
Selling, general and administrative	—	425,696	545,516	80	(35,232)	936,060
Depreciation and amortization	—	34,756	49,109	11,168	—	95,033
Amortization of lease-related interests	—	2,436	2,311	—	—	4,747
Impairment charges	—	643	3,047	—	—	3,690

Income (loss) from operations	—	17,793	24,854	(11,248)	35,232	66,631
Other income (expense):
Intercompany rental and royalty income	—	—	6,844	28,388	(35,232)	—
Equity in (losses) earnings of subsidiaries	(14,147)	21,538	—	—	(7,391)	—
Interest expense, net	—	(62,207)	(11,445)	(15,855)	—	(89,507)
Gain on extinguishment of debt	—	8,729	—	—	—	8,729

(Loss) income before income taxes	(14,147)	(14,147)	20,253	1,285	(7,391)	(14,147)
Income tax benefit	(2,019)	(2,019)	(293)	—	2,312	(2,019)

Net (loss) income	$(12,128)	$(12,128)	$20,546	$1,285	$(9,703)	$(12,128)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

18. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

2010

	Bon-Ton (Parent Company)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Company Consolidated
Net sales	$—	$1,300,475	$1,680,004	$—	$—	$2,980,479
Other income	—	27,323	38,683	—	—	66,006

	—	1,327,798	1,718,687	—	—	3,046,485
Costs and expenses:
Costs of merchandise sold	—	812,014	1,048,168	—	—	1,860,182
Selling, general and administrative	—	434,323	544,323	96	(36,082)	942,660
Depreciation and amortization	—	39,944	50,824	11,434	—	102,202
Amortization of lease-related interests	—	2,616	1,939	—	—	4,555
Impairment charges	—	1,062	676	—	—	1,738

Income (loss) from operations	—	37,839	72,757	(11,530)	36,082	135,148
Other income (expense):
Intercompany rental and royalty income	—	—	7,694	28,388	(36,082)	—
Equity in earnings of subsidiaries	22,847	66,526	—	—	(89,373)	—
Interest expense, net	—	(81,518)	(14,459)	(16,324)	—	(112,301)

Income before income taxes	22,847	22,847	65,992	534	(89,373)	22,847
Income tax provision	1,353	1,353	1,301	—	(2,654)	1,353

Net income	$21,494	$21,494	$64,691	$534	$(86,719)	$21,494

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

18. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

2009

	Bon-Ton (Parent Company)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Company Consolidated
Net sales	$—	$1,288,825	$1,670,999	$—	$—	$2,959,824
Other income	—	34,395	40,718	—	—	75,113

	—	1,323,220	1,711,717	—	—	3,034,937
Costs and expenses:
Costs of merchandise sold	—	810,479	1,051,713	—	—	1,862,192
Selling, general and administrative	—	439,870	559,811	95	(36,137)	963,639
Depreciation and amortization	—	45,021	54,984	11,630	—	111,635
Amortization of lease-related interests	—	2,805	2,061	—	—	4,866
Impairment charges	—	1,359	4,524	—	—	5,883

Income (loss) from operations	—	23,686	38,624	(11,725)	36,137	86,722
Other income (expense):
Intercompany rental and royalty income	—	—	7,749	28,388	(36,137)	—
Equity in (losses) earnings of subsidiaries	(12,086)	41,830	—	—	(29,744)	—
Interest expense, net	—	(76,924)	(4,460)	(16,746)	—	(98,130)
Loss on extinguishment of debt		(678)				(678)

(Loss) income before income taxes	(12,086)	(12,086)	41,913	(83)	(29,744)	(12,086)
Income tax benefit	(8,031)	(8,031)	(55)	—	8,086	(8,031)

Net (loss) income	$(4,055)	$(4,055)	$41,968	$(83)	$(37,830)	$(4,055)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

18. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Cash Flows

2011

	Bon-Ton (Parent Company)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Company Consolidated
Net cash provided by operating activities	$6,456	$55,119	$41,977	$13,347	$(17,102)	$99,797

Cash flows from investing activities:
Capital expenditures	—	(32,910)	(34,325)	—	—	(67,235)
Intercompany investing activity	(398)	(13)	—	—	411	—
Proceeds from sale of property, fixtures and equipment	—	354	2,319	108	—	2,781

Net cash (used in) provided by investing activities	(398)	(32,569)	(32,006)	108	411	(64,454)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(796,564)	(2,596)	(6,978)	—	(806,138)
Proceeds from issuance of long-term debt	—	773,906	—	—	—	773,906
Intercompany financing activity	—	(2,872)	(7,342)	(6,477)	16,691	—
Cash dividends paid	(2,872)	—	—	—	—	(2,872)
Restricted shares forfeited in lieu of payroll taxes	(3,584)	—	—	—	—	(3,584)
Proceeds from stock options exercised	398	—	—	—	—	398
Deferred financing costs paid	—	(5,931)	—	—	—	(5,931)
Increase in book overdraft balances	—	6,811	—	—	—	6,811

Net cash (used in) provided by financing activities	(6,058)	(24,650)	(9,938)	(13,455)	16,691	(37,410)

Net (decrease) increase in cash and cash equivalents	—	(2,100)	33	—	—	(2,067)

Cash and cash equivalents at beginning of period	1	5,841	10,497	—	—	16,339

Cash and cash equivalents at end of period	$1	$3,741	$10,530	$—	$—	$14,272

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

18. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Cash Flows

2010

	Bon-Ton (Parent Company)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Company Consolidated
Net cash provided by operating activities	$4,107	$106,612	$31,681	$14,720	$(15,985)	$141,135

Cash flows from investing activities:
Capital expenditures	—	(23,729)	(22,539)	—	—	(46,268)
Intercompany investing activity	—	(35)	—	—	35	—
Proceeds from sale of property, fixtures and equipment	—	59	2,544	—	—	2,603

Net cash used in investing activities	—	(23,705)	(19,995)	—	35	(43,665)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(701,953)	(2,409)	(6,509)	—	(710,871)
Proceeds from issuance of long-term debt	—	610,375	—	—	—	610,375
Intercompany financing activity	—	—	(7,739)	(8,211)	15,950	—
Restricted shares forfeited in lieu of payroll taxes	(4,107)	—	—	—	—	(4,107)
Deferred financing costs paid	—	(717)	—	—	—	(717)
Increase in book overdraft balances	—	5,267	—	—	—	5,267

Net cash used in financing activities	(4,107)	(87,028)	(10,148)	(14,720)	15,950	(100,053)

Net (decrease) increase in cash and cash equivalents	—	(4,121)	1,538	—	—	(2,583)

Cash and cash equivalents at beginning of period	1	9,962	8,959	—	—	18,922

Cash and cash equivalents at end of period	$1	$5,841	$10,497	$—	$—	$16,339

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

18. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Cash Flows

2009

	Bon-Ton (Parent Company)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Company Consolidated
Net cash provided by operating activities	$866	$176,908	$20,823	$9,385	$(13,948)	$194,034

Cash flows from investing activities:
Capital expenditures	—	(21,471)	(10,875)	—	—	(32,346)
Intercompany investing activity	—	(1,982)	—	—	1,982	—
Proceeds from sale of property, fixtures and equipment	—	25	85	—	—	110

Net cash used in investing activities	—	(23,428)	(10,790)	—	1,982	(32,236)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(891,586)	(2,236)	(6,072)	—	(899,894)
Proceeds from issuance of long-term debt	—	765,051	—	—	—	765,051
Intercompany financing activity	—	(866)	(7,787)	(3,313)	11,966	—
Cash dividends paid	(866)	—	—	—	—	(866)
Deferred financing costs paid	—	(24,013)	—	—	—	(24,013)
Decrease in book overdraft balances	—	(2,873)	—	—	—	(2,873)

Net cash used in financing activities	(866)	(154,287)	(10,023)	(9,385)	11,966	(162,595)

Net (decrease) increase in cash and cash equivalents	—	(807)	10	—	—	(797)

Cash and cash equivalents at beginning of period	1	10,769	8,949	—	—	19,719

Cash and cash equivalents at end of period	$1	$9,962	$8,959	$—	$—	$18,922

19. SUBSEQUENT EVENT

        On March 13, 2012, the Company declared a quarterly cash dividend of $0.05 per share on shares of Class A common stock and common stock, payable May 1, 2012 to shareholders of record as of April 13, 2012.

Schedule II: VALUATION AND QUALIFYING ACCOUNTS
THE BON-TON STORES, INC. AND SUBSIDIARIES

Classification	Balance at Beginning of Period	Charged to Costs & Expenses	Deductions	Balance at End of Period
Year ended January 30, 2010:
Accrual for sales returns	$18,312,000	$—	$(10,000)	$18,302,000
Accrual for purchase order violations reserve	$1,599,000	$1,969,000	$(2,206,000)	$1,362,000
Year ended January 29, 2011:
Accrual for sales returns	$18,302,000	$749,000	$—	$19,051,000
Accrual for purchase order violations reserve	$1,362,000	$1,472,000	$(1,743,000)	$1,091,000
Year ended January 28, 2012:
Accrual for sales returns	$19,051,000	$—	$(558,000)	$18,493,000
Accrual for purchase order violations reserve	$1,091,000	$1,337,000	$(1,651,000)	$777,000

 EXHIBIT INDEX

Exhibit	Description
21	Subsidiaries of the Registrant
23	Consent of KPMG LLP
31.1	Certification of Brendan L. Hoffman
31.2	Certification of Keith E. Plowman
32	Certification Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document