Form 10-Q
period 2012-04-28
BON TON STORES INC
filed 2012-06-06
CIK 878079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended April 28, 2012	Commission File Number
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

As of May 25, 2012, there were 17,094,837 shares of Common Stock, $.01 par value, and 2,951,490 shares of Class A Common Stock, $.01 par value, outstanding.

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE BON-TON STORES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)	April 28,	January 28,
(Unaudited)	2012	2012
Assets
Current assets:
Cash and cash equivalents	$14,295	$14,272
Merchandise inventories	718,295	699,504
Prepaid expenses and other current assets	75,391	69,032
Total current assets	807,981	782,808
Property, fixtures and equipment at cost, net of accumulated depreciation and amortization of $756,491 and $743,312 at April 28, 2012 and January 28, 2012, respectively	661,788	677,133
Deferred income taxes	12,871	12,385
Intangible assets, net of accumulated amortization of $53,934 and $51,975 at April 28, 2012 and January 28, 2012, respectively	117,193	119,165
Other long-term assets	24,993	26,712
Total assets	$1,624,826	$1,618,203

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$218,375	$205,492
Accrued payroll and benefits	36,080	31,636
Accrued expenses	139,584	162,855
Current maturities of long-term debt	7,118	8,066
Current maturities of obligations under capital leases	3,979	4,365
Deferred income taxes	17,146	16,231
Total current liabilities	422,282	428,645

Long-term debt, less current maturities	872,733	814,271
Obligations under capital leases, less current maturities	55,730	56,677
Other long-term liabilities	182,309	187,003
Total liabilities	1,533,054	1,486,596

Contingencies (Note 11)

Shareholders’ equity
Preferred Stock — authorized 5,000,000 shares at $0.01 par value; no shares issued	—	—
Common Stock — authorized 40,000,000 shares at $0.01 par value; issued shares of 17,456,204 and 17,081,376 at April 28, 2012 and January 28, 2012, respectively	175	171
Class A Common Stock — authorized 20,000,000 shares at $0.01 par value; issued and outstanding shares of 2,951,490 at April 28, 2012 and January 28, 2012	30	30
Treasury stock, at cost — 337,800 shares at April 28, 2012 and January 28, 2012	(1,387)	(1,387)
Additional paid-in capital	155,716	155,400
Accumulated other comprehensive loss	(72,760)	(74,356)
Retained earnings	9,998	51,749
Total shareholders’ equity	91,772	131,607
Total liabilities and shareholders’ equity	$1,624,826	$1,618,203

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	THIRTEEN
	WEEKS ENDED
(In thousands except per share data)	April 28,	April 30,
(Unaudited)	2012	2011

Net sales	$640,771	$649,881
Other income	13,526	14,600
	654,297	664,481

Costs and expenses:
Costs of merchandise sold	421,216	419,267
Selling, general and administrative	228,240	222,039
Depreciation and amortization	22,187	24,513
Amortization of lease-related interests	1,183	1,195
Loss from operations	(18,529)	(2,533)
Interest expense, net	20,573	23,305
Loss on extinguishment of debt	1,169	9,450

Loss before income taxes	(40,271)	(35,288)
Income tax provision	509	700

Net loss	$(40,780)	$(35,988)

Per share amounts —
Basic:
Net loss	$(2.23)	$(2.01)

Diluted:
Net loss	$(2.23)	$(2.01)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	THIRTEEN
	WEEKS ENDED
(In thousands)	April 28,	April 30,
(Unaudited)	2012	2011

Net loss	$(40,780)	$(35,988)
Other comprehensive income, net of tax:
Amortization of pension and postretirement benefit plans	1,596	503
Amortization of cash flow derivatives	—	452
Other comprehensive income	1,596	955
Comprehensive loss	$(39,184)	$(35,033)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	THIRTEEN
	WEEKS ENDED
(In thousands)	April 28,	April 30,
(Unaudited)	2012	2011
Cash flows from operating activities:
Net loss	$(40,780)	$(35,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,187	24,513
Amortization of lease-related interests	1,183	1,195
Share-based compensation expense	1,369	1,258
(Gain) loss on sale of property, fixtures and equipment	(3,210)	6
Reclassifications of accumulated other comprehensive loss	1,596	955
Loss on extinguishment of debt	1,169	9,450
Amortization of deferred financing costs	2,171	2,124
Amortization of deferred gain on sale of proprietary credit card portfolio	(603)	(603)
Deferred income tax provision	428	419
Changes in operating assets and liabilities:
Increase in merchandise inventories	(18,791)	(21,520)
(Increase) decrease in prepaid expenses and other current assets	(6,359)	14,881
(Increase) decrease in other long-term assets	(596)	678
Increase in accounts payable	23,754	22,571
Decrease in accrued payroll and benefits and accrued expenses	(12,609)	(31,318)
Increase in income taxes payable	—	367
Decrease in other long-term liabilities	(4,378)	(1,815)
Net cash used in operating activities	(33,469)	(12,827)

Cash flows from investing activities:
Capital expenditures	(14,288)	(7,843)
Proceeds from sale of property, fixtures and equipment	8,257	15
Net cash used in investing activities	(6,031)	(7,828)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(106,061)	(214,689)
Proceeds from issuance of long-term debt	161,216	244,684
Cash dividends paid	(961)	—
Restricted shares forfeited in lieu of payroll taxes	(1,067)	(3,555)
Proceeds from stock options exercised	18	324
Deferred financing costs paid	—	(5,861)
Decrease in book overdraft balances	(13,622)	(2,991)
Net cash provided by financing activities	39,523	17,912

Net increase (decrease) in cash and cash equivalents	23	(2,743)

Cash and cash equivalents at beginning of period	14,272	16,339

Cash and cash equivalents at end of period	$14,295	$13,596

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					Accumulated
		Class A		Additional	Other
(In thousands except per share data)	Common	Common	Treasury	Paid-in	Comprehensive	Retained
(Unaudited)	Stock	Stock	Stock	Capital	Loss	Earnings	Total
BALANCE AT JANUARY 28, 2012	$171	$30	$(1,387)	$155,400	$(74,356)	$51,749	$131,607

Net loss	—	—	—	—	—	(40,780)	(40,780)
Other comprehensive income	—	—	—	—	1,596	—	1,596
Dividends to shareholders, $0.05 per share	—	—	—	—	—	(971)	(971)
Restricted shares forfeited in lieu of payroll taxes	(2)	—	—	(1,065)	—	—	(1,067)
Proceeds from stock options exercised	—	—	—	18	—	—	18
Share-based compensation expense	6	—	—	1,363	—	—	1,369
BALANCE AT APRIL 28, 2012	$175	$30	$(1,387)	$155,716	$(72,760)	$9,998	$91,772

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share data)

(Unaudited)

1.             BASIS OF PRESENTATION

The Bon-Ton Stores, Inc., a Pennsylvania corporation, was incorporated on January 31, 1996 as the successor of a company incorporated on January 31, 1929.  The Bon-Ton Stores, Inc. operates, through its subsidiaries, 272 stores in 23 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson Pirie Scott, Elder-Beerman, Herberger’s and Younkers nameplates and, in the Detroit, Michigan area, under the Parisian nameplate. The Bon-Ton Stores, Inc. conducts its operations through one business segment.

The accompanying unaudited consolidated financial statements include the accounts of The Bon-Ton Stores, Inc. and its wholly owned subsidiaries (collectively, “the Company”).  Variable interest entities are consolidated where it has been determined the Company is the primary beneficiary of those entities’ operations.  All intercompany transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all information and footnotes required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States.  In the opinion of management, all adjustments considered necessary for a fair presentation of interim periods have been included.  The Company’s business is seasonal in nature and results of operations for the interim periods presented are not necessarily indicative of results for the full fiscal year.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

All references to the “first quarter of 2012” and the “first quarter of 2011” are to the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively.  All references to “2012” are to the fifty-three weeks ending February 2, 2013; references to “2011” are to the fifty-two weeks ended January 28, 2012.

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

Previously Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which amends FASB Codification Topic 220 on comprehensive income disclosures.  The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements, while eliminating the option to report other comprehensive income and its components in the statement of changes in equity.  The provisions of ASU 2011-05 were adopted in the first quarter of 2012.  The adoption of ASU 2011-05 did not impact the Company’s consolidated financial position, results of operations or cash flows as it required only a change in the format of presentation.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share data)

(Unaudited)

In May 2011, ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”), was issued, amending FASB Codification Topic 820 on fair value measurements and disclosures.  The amendments (1) clarify the FASB’s intent regarding application of existing fair value measurement guidance, (2) revise certain measurement and disclosure requirements that change or modify a principle to achieve convergence with international accounting standards and (3) expand the information required to be disclosed with respect to fair value measurements categorized in Level 3 fair value measurements.  The provisions of ASU 2011-04 were adopted in the first quarter of 2012.  The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.

2.                                      PER-SHARE AMOUNTS

The following table presents a reconciliation of net loss and weighted average shares outstanding used in basic and diluted earnings (loss) per share (“EPS”) calculations in the first quarter in each of 2012 and 2011:

	THIRTEEN
	WEEKS ENDED
	April 28,	April 30,
	2012	2011

Basic Loss Per Common Share
Net loss	$(40,780)	$(35,988)
Less: Income allocated to participating securities	—	—
Net loss available to common shareholders	$(40,780)	$(35,988)

Weighted average common shares outstanding	18,287,395	17,943,590

Basic loss per common share	$(2.23)	$(2.01)

Diluted Loss Per Common Share
Net loss	$(40,780)	$(35,988)
Less: Income allocated to participating securities	—	—
Net loss available to common shareholders	$(40,780)	$(35,988)

Weighted average common shares outstanding	18,287,395	17,943,590
Common shares issuable - stock options	—	—
Weighted average common shares outstanding assuming dilution	18,287,395	17,943,590

Diluted loss per common share	$(2.23)	$(2.01)

Due to the Company’s net loss position, weighted average unvested restricted shares (participating securities) of 1,475,536 and 1,345,724 for the first quarter in each of 2012 and 2011, respectively, were not considered in the calculation of net loss available to common shareholders used for both basic and diluted EPS.

In addition, weighted average stock option shares (non-participating securities) of 968,943 and 1,022,812 for the first quarter in each of 2012 and 2011, respectively, were excluded from the calculation of diluted EPS as they would have been antidilutive.  Certain of these stock option shares were excluded solely

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share data)

(Unaudited)

due to the Company’s net loss position.  Had the Company reported net income for the first quarter in each of 2012 and 2011, these shares would have had an effect of 93,769 and 317,738 dilutive shares, respectively, for purposes of calculating diluted EPS.

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

The carrying value and estimated fair value of the Company’s long-term debt, including current maturities but excluding capital leases, as of April 28, 2012 are as follows:

			Fair Value Measurements Using
	Carrying Value	Total Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior notes	$464,000	$383,960	$383,960	$—	$—
Mortgage facilities	231,781	235,650	—	—	235,650
Senior secured credit facility	184,070	184,070	—	—	184,070
Total	$879,851	$803,680	$383,960	$—	$419,720

The carrying value and estimated fair value of the Company’s long-term debt, including current maturities but excluding capital leases, as of January 28, 2012 are as follows:

			Fair Value Measurements Using
	Carrying Value	Total Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior notes	$464,000	$298,180	$298,180	$—	$—
Mortgage facilities	238,902	244,026	—	—	244,026
Senior secured credit facility	119,435	119,435	—	—	119,435
Total	$822,337	$661,641	$298,180	$—	$363,461

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share data)

(Unaudited)

The Level 3 fair value estimates are determined by a discounted cash flow analysis utilizing a discount rate the Company believes is appropriate and would be used by market participants.  There was no change in the valuation technique used to determine the Level 3 fair value estimates.

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

The following table summarizes the effect of the expired interest rate swaps on the consolidated statement of operations and AOCI, after being de-designated on December 4, 2009:

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share data)

(Unaudited)

	Location of Loss Reclassified from AOCI to the Statement of Operations	Amount of Loss Reclassified from AOCI to the Statement of Operations	Location of Loss Recognized in the Statement of Operations	Amount of Loss Recognized in the Statement of Operations
13 Weeks Ended April 30, 2011	Interest expense, net	$452	Interest expense, net	$56

5.             SUPPLEMENTAL BALANCE SHEET INFORMATION

Prepaid expenses and other current assets were comprised of the following:

	April 28,	January 28,
	2012	2012
Prepaid expenses	$34,534	$27,913
Other receivables	40,857	41,119
Total	$75,391	$69,032

6.             SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental cash flow information is provided for the periods reported:

	THIRTEEN
	WEEKS ENDED
	April 28,	April 30,
	2012	2011

Cash paid for:
Interest, net of amounts capitalized	$30,299	$37,629
Income taxes, net of refunds received	45	333

Non-cash investing and financing activities:
Property, fixtures and equipment included in accrued expenses	$4,110	$2,142
Declared dividends to shareholders included in accrued expenses	971	947

7.             EXIT OR DISPOSAL ACTIVITIES

The following table summarizes exit or disposal activities during the first quarter of 2012 related to targeted reductions in administrative and support functions and store closings in 2012 and 2011:

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share data)

(Unaudited)

	Termination Benefits	Other Costs	Total
Balance as of January 28, 2012	$612	$—	$612
Provision	2,755	352	3,107
Payments	(1,664)	(352)	(2,016)
Balance as of April 28, 2012	$1,703	$—	$1,703

The above provision was included within selling, general and administrative expense.

8.             EMPLOYEE DEFINED AND POSTRETIREMENT BENEFIT PLANS

The Company provides benefits to certain current and former associates who are eligible under a qualified defined benefit pension plan and various non-qualified supplemental pension plans (collectively, the “Pension Plans”).  Net periodic benefit expense for the Pension Plans includes the following (income) and expense components:

	THIRTEEN
	WEEKS ENDED
	April 28,	April 30,
	2012	2011
Interest cost	$2,116	$2,373
Expected return on plan assets	(2,157)	(2,359)
Recognition of net actuarial loss	1,690	628
Net periodic benefit expense	$1,649	$642

During the first quarter of 2012, contributions of $3,001 were made to the Pension Plans.  The Company anticipates contributing an additional $14,786 to fund the Pension Plans in 2012 for an annual total of $17,787.

The Company also provides medical and life insurance benefits to certain former associates under a postretirement benefit plan (“Postretirement Benefit Plan”).  Net periodic benefit income for the Postretirement Benefit Plan includes the following (income) and expense components:

	THIRTEEN
	WEEKS ENDED
	April 28,	April 30,
	2012	2011
Interest cost	$35	$45
Recognition of net actuarial gain	(94)	(125)
Net periodic benefit income	$(59)	$(80)

During the first quarter of 2012, the Company contributed $48 to fund the Postretirement Benefit Plan, and anticipates contributing an additional $563 in 2012 for a net annual total of $611.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share data)

(Unaudited)

9.             LONG-TERM DEBT

On April 2, 2012, in connection with the sale of two of its stores located in Rochester, New York, the Company prepaid its outstanding indebtedness of $5,374 under related mortgage loan agreements.  The Company was required to pay an additional $1,026 due to the early termination.  In addition, $143 of unamortized deferred financing fees related to the mortgage agreements was accelerated on the date of termination.  The required additional payment and accelerated deferred financing fees were recognized in loss on extinguishment of debt.

10.          INCOME TAXES

The provisions codified within ASC Topic 740, Income Taxes (“ASC 740”), require companies to assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence using a “more likely than not” standard.  In accordance with ASC 740, the Company maintained a full valuation allowance throughout 2011 and the first quarter of 2012 on all of the Company’s net deferred tax assets.  The Company’s deferred tax asset valuation allowance totaled $163,815 and $147,148 at April 28, 2012 and January 28, 2012, respectively.

Given the Company’s valuation allowance position, no tax benefit was recognized on the Company’s loss before income taxes in the first quarter in each of 2012 and 2011.  The income tax provision of $509 and $700 recorded in the first quarter in each of 2012 and 2011, respectively, reflects certain state income tax expense and recognition of deferred tax liabilities associated with indefinite-lived assets.

As a result of the deferred tax asset valuation allowance maintained throughout 2011 and the first quarter of 2012, the changes recognized within other comprehensive income in the first quarter in each of 2012 and 2011 were recorded on a gross basis.

As of April 28, 2012, it is reasonably possible that gross unrecognized tax benefits could decrease by $214 within the next 12 months due to the expiration of certain statutes of limitations.

11.          CONTINGENCIES

The Company is party to legal proceedings and claims that arise during the ordinary course of business.  In the opinion of management, the ultimate outcome of any such litigation and claims will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

12.          GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

On March 6, 2006, The Bon-Ton Department Stores, Inc. (the “Issuer”), a wholly owned subsidiary of the Company, entered into an Indenture with The Bank of New York, as trustee, under which the Issuer issued $510,000 aggregate principal amount of its 10¼% Senior Notes due 2014 (the “Senior Notes”), of which $464,000 aggregate principal amount was outstanding as of April 28, 2012.  The Senior Notes are guaranteed on a senior unsecured basis by the Company and by each of the Company’s subsidiaries, other than the Issuer, that is an Obligor under the Company’s senior secured credit facility.  Separate financial statements of the Company, the Issuer and such subsidiary guarantors are not presented because the guarantees by the Company and each wholly owned subsidiary guarantor are joint and several, full and unconditional, except for certain customary limitations.  These customary limitations include releases of a guarantee (i) if the guarantor no longer guarantees other indebtedness of the Issuer; (ii) if there is a sale or other disposition of the capital stock of a guarantor and if such sale complies with the covenant regarding

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share data)

(Unaudited)

asset sales in the Indenture; and (iii) if the Company properly designates a subsidiary guarantor as an “unrestricted subsidiary” under the terms of the Indenture.

The condensed consolidating financial information for the Company, the Issuer and the Company’s guarantor and non-guarantor subsidiaries as of April 28, 2012 and January 28, 2012 and for the first quarter in each of 2012 and 2011 as presented below has been prepared from the books and records maintained by the Company, the Issuer and the guarantor and non-guarantor subsidiaries. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the guarantor and non-guarantor subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from affiliates will exist at any time.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share data)

(Unaudited)

The Bon-Ton Stores, Inc.

Condensed Consolidating Balance Sheet

April 28, 2012

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$3,706	$10,588	$—	$—	$14,295
Merchandise inventories	—	345,563	372,732	—	—	718,295
Prepaid expenses and other current assets	—	66,953	8,281	416	(259)	75,391
Total current assets	1	416,222	391,601	416	(259)	807,981
Property, fixtures and equipment at cost, net	—	178,475	223,640	259,673	—	661,788
Deferred income taxes	—	3,956	8,915	—	—	12,871
Intangible assets, net	—	39,426	77,767	—	—	117,193
Investment in and advances to affiliates	91,771	495,761	202,122	2,274	(791,928)	—
Other long-term assets	—	20,238	1,209	3,546	—	24,993
Total assets	$91,772	$1,154,078	$905,254	$265,909	$(792,187)	$1,624,826

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$218,375	$—	$—	$—	$218,375
Accrued payroll and benefits	—	24,514	11,566	—	—	36,080
Accrued expenses	—	59,787	78,929	1,127	(259)	139,584
Current maturities of long-term debt and obligations under capital leases	—	1,129	2,850	7,118	—	11,097
Deferred income taxes	—	6,964	10,182	—	—	17,146
Total current liabilities	—	310,769	103,527	8,245	(259)	422,282

Long-term debt and obligations under capital leases, less current maturities	—	654,977	48,823	224,663	—	928,463
Other long-term liabilities	—	126,323	54,481	1,505	—	182,309
Total liabilities	—	1,092,069	206,831	234,413	(259)	1,533,054

Shareholders’ equity	91,772	62,009	698,423	31,496	(791,928)	91,772

Total liabilities and shareholders’ equity	$91,772	$1,154,078	$905,254	$265,909	$(792,187)	$1,624,826

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share data)

(Unaudited)

The Bon-Ton Stores, Inc.

Condensed Consolidating Balance Sheet

January 28, 2012

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$3,741	$10,530	$—	$—	$14,272
Merchandise inventories	—	352,442	347,062	—	—	699,504
Prepaid expenses and other current assets	—	56,496	12,379	547	(390)	69,032
Total current assets	1	412,679	369,971	547	(390)	782,808
Property, fixtures and equipment at cost, net	—	181,002	228,965	267,166	—	677,133
Deferred income taxes	—	3,769	8,616	—	—	12,385
Intangible assets, net	—	40,358	78,807	—	—	119,165
Investment in and advances to affiliates	131,606	474,697	216,969	1,103	(824,375)	—
Other long-term assets	—	22,168	1,189	3,355	—	26,712
Total assets	$131,607	$1,134,673	$904,517	$272,171	$(824,765)	$1,618,203

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$205,492	$—	$—	$—	$205,492
Accrued payroll and benefits	—	22,743	8,893	—	—	31,636
Accrued expenses	—	75,503	85,736	2,006	(390)	162,855
Current maturities of long-term debt and obligations under capital leases	—	1,568	2,797	8,066	—	12,431
Deferred income taxes	—	6,581	9,650	—	—	16,231
Total current liabilities	—	311,887	107,076	10,072	(390)	428,645

Long-term debt and obligations under capital leases, less current maturities	—	590,557	49,555	230,836	—	870,948
Other long-term liabilities	—	130,082	55,444	1,477	—	187,003
Total liabilities	—	1,032,526	212,075	242,385	(390)	1,486,596

Shareholders’ equity	131,607	102,147	692,442	29,786	(824,375)	131,607

Total liabilities and shareholders’ equity	$131,607	$1,134,673	$904,517	$272,171	$(824,765)	$1,618,203

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share data)

(Unaudited)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

Thirteen Weeks Ended April 28, 2012

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$278,398	$362,373	$—	$—	$640,771
Other income	—	4,941	8,585	—	—	13,526
	—	283,339	370,958	—	—	654,297

Costs and expenses:
Costs of merchandise sold	—	183,847	237,369	—	—	421,216
Selling, general and administrative	—	103,736	135,030	(3,541)	(6,985)	228,240
Depreciation and amortization	—	8,315	11,042	2,830	—	22,187
Amortization of lease-related interests	—	529	654	—	—	1,183
(Loss) income from operations	—	(13,088)	(13,137)	711	6,985	(18,529)

Other income (expense):
Intercompany rental and royalty income	—	—	—	6,985	(6,985)	—
Equity in losses of subsidiaries	(40,271)	(13,088)	—	—	53,359	—
Interest expense, net	—	(14,095)	(2,640)	(3,838)	—	(20,573)
Loss on extinguishment of debt	—	—	—	(1,169)	—	(1,169)

(Loss) income before income taxes	(40,271)	(40,271)	(15,777)	2,689	53,359	(40,271)
Income tax provision	509	509	242	—	(751)	509

Net (loss) income	$(40,780)	$(40,780)	$(16,019)	$2,689	$54,110	$(40,780)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive (Loss) Income

Thirteen Weeks Ended April 28, 2012

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(40,780)	$(40,780)	$(16,019)	$2,689	$54,110	$(40,780)
Other comprehensive income, net of tax:
Amortization of pension and postretirement benefit plans	1,596	1,596	—	—	(1,596)	1,596
Other comprehensive income	1,596	1,596	—	—	(1,596)	1,596
Comprehensive (loss) income	$(39,184)	$(39,184)	$(16,019)	$2,689	$52,514	$(39,184)

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

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive (Loss) Income

Thirteen Weeks Ended April 30, 2011

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(35,988)	$(35,988)	$(5,501)	$218	$41,271	$(35,988)
Other comprehensive income, net of tax:
Amortization of pension and postretirement benefit plans	503	503	—	—	(503)	503
Amortization of cash flow derivatives	452	452	—	—	(452)	452
Other comprehensive income	955	955	—	—	(955)	955
Comprehensive (loss) income	$(35,033)	$(35,033)	$(5,501)	$218	$40,316	$(35,033)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share data)

(Unaudited)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Cash Flows

Thirteen Weeks Ended April 28, 2012

	Bon-Ton
	(Parent		Guarantor	Non-Guarantor	Consolidating	Company
	Company)	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$2,028	$(39,340)	$4,911	$891	$(1,959)	$(33,469)

Cash flows from investing activities:
Capital expenditures	—	(10,106)	(4,182)	—	—	(14,288)
Intercompany investing activity	(18)	(1)	—	—	19	—
Proceeds from sale of property, fixtures and equipment	—	14	9	8,234	—	8,257
Net cash (used in) provided by investing activities	(18)	(10,093)	(4,173)	8,234	19	(6,031)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(97,235)	(680)	(8,146)	—	(106,061)
Proceeds from issuance of long-term debt	—	161,216	—	—	—	161,216
Intercompany financing activity	—	(961)	—	(979)	1,940	—
Cash dividends paid	(961)	—	—	—	—	(961)
Restricted shares forfeited in lieu of payroll taxes	(1,067)	—	—	—	—	(1,067)
Proceeds from stock options exercised	18	—	—	—	—	18
Decrease in book overdraft balances	—	(13,622)	—	—	—	(13,622)
Net cash (used in) provided by financing activities	(2,010)	49,398	(680)	(9,125)	1,940	39,523

Net (decrease) increase in cash and cash equivalents	—	(35)	58	—	—	23

Cash and cash equivalents at beginning of period	1	3,741	10,530	—	—	14,272

Cash and cash equivalents at end of period	$1	$3,706	$10,588	$—	$—	$14,295

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

13.          SUBSEQUENT EVENTS

On May 22, 2012, the Company declared a quarterly cash dividend of $0.05 per share on shares of Class A common stock and common stock, payable August 1, 2012 to shareholders of record as of July 13, 2012.

On June 4, 2012, the Company announced the commencement of an offer to certain eligible note holders to exchange its outstanding 10¼% Senior Notes due 2014 (the “Old Notes”) for newly issued 10 5/8% Second Lien Senior Secured Notes due 2017 (the “New Notes”) upon the terms and conditions set forth in the Confidential Offering Memorandum and Consent Solicitation Statement dated June 4, 2012 (the “Exchange Offer”).  The New Notes will be secured by a second-priority lien on substantially all of the current and future assets of the Company and will mature on July 15, 2017.  There is no minimum amount of Old Notes that must be tendered in the Exchange Offer.  The Exchange Offer will expire on July 3, 2012, unless extended.

THE BON-TON STORES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of the following discussion, references to the “first quarter of 2012” and the “first quarter of 2011” are to the thirteen-week periods ended April 28, 2012 and April 30, 2011, respectively.  References to “2012” are to the fifty-three week period ending February 2, 2013; references to “2011” are to the fifty-two week period ended January 28, 2012.  References to “the Company,” “we,” “us,” and “our” refer to The Bon-Ton Stores, Inc. and its subsidiaries.

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

First Quarter Summary and 2012 Guidance

Our first quarter performance was disappointing in both top- and bottom-line results.  Weak sales, particularly in April, prompted aggressive markdowns, which resulted in the erosion of gross margin in the period.  We are taking actions to address our operating performance and are focused on strategies to accelerate sales growth and improve our financial results.  Initiatives include the continued refinement of our merchandise assortment, reallocation of selling space to higher growth merchandise categories, renewed focus on our smaller markets, enhancements to our marketing programs, growth in sales and profitability in our online operations and improved efficiencies in our operating structure.  We have enacted reductions in administrative and support functions that are expected to reduce expenses in excess of $30 million on an annualized basis, with estimated cost savings of $20 million in 2012.

On May 17, 2012, we revised our (loss) earnings per diluted share guidance to a range of $(0.95) to $0.50 and provided the following assumptions with respect to our revised fiscal 2012 guidance:

•                  a comparable store sales performance ranging from a decrease of 1.5% to an increase of 1%;

•                  a gross margin rate ranging from even with to 50 basis points higher than the 2011 rate of 36.0%;

•                  a $7 million to $12 million increase in SG&A expense from the 2011 expense of $936.1 million (including the expense reductions noted above, related severance costs and the addition of the 53rd week in 2012);

•                  a tax rate of 39%;

•                  capital expenditures not to exceed $70 million, net of external contributions; and

•                  an estimated 19 million to 20 million average diluted shares outstanding.

We are finding cost pressures on our inventory have moderated since their peak in 2011.  In our private brands, where we have greater control over the production and manufacturing of merchandise, we will continue to diversify production to lower cost markets.  We expect slight cost reductions on our second quarter deliveries, and we anticipate cost decreases of approximately five to ten percent in fall 2012 from fall 2011.

Earnings per share guidance does not reflect any (non-cash) income tax benefit of reducing the valuation allowance currently recorded for deferred tax assets.  The amount of such adjustment, if any, cannot be determined until our 2012 results are final.

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

	THIRTEEN
	WEEKS ENDED
	April 28,	April 30,
	2012	2011
Net sales	100.0%	100.0%
Other income	2.1	2.2
	102.1	102.2
Costs and expenses:
Costs of merchandise sold	65.7	64.5
Selling, general and administrative	35.6	34.2
Depreciation and amortization	3.5	3.8
Amortization of lease-related interests	0.2	0.2
Loss from operations	(2.9)	(0.4)
Interest expense, net	3.2	3.6
Loss on extinguishment of debt	0.2	1.5
Loss before income taxes	(6.3)	(5.4)
Income tax provision	0.1	0.1
Net loss	(6.4)%	(5.5)%

First Quarter of 2012 Compared with First Quarter of 2011

Net sales:  Net sales in the first quarter of 2012 were $640.8 million, a decrease of $9.1 million or 1.4% as compared with $649.9 million of net sales in the first quarter of 2011.  Comparable store net sales decreased 1.3% in the period as we were unable to sustain our initial momentum from warmer than normal temperatures early in the quarter that aided sales.  Additionally, while a major promotional event, which had been shifted to the end of April this year from February last year, exceeded the prior year’s results, we believe poor execution of promotional campaigns earlier in April suppressed sales until the event, hampering sales for the month.  Investments in our eCommerce business resulted in significantly higher eCommerce sales in the period.

The best performing merchandise categories in the first quarter of 2012 were Footwear, Hard Home (included in Home) and Cosmetics.  Footwear sales benefited from continued strategic capital investment for expansion and remodels in certain stores; we will similarly employ capital in additional stores in 2012 and have identified other locations at which the footwear assortment will be expanded.  Hard Home achieved success in sales of small electronics and basic housewares.  Cosmetics sales increases were driven by strength in women’s and men’s fragrances and treatment lines.

Moderate Sportswear and the special-size areas of Petites and Women’s (all included in Women’s Apparel) performed poorly in the first quarter of 2012 as sales in these merchandise categories were adversely impacted by reduced levels of inventory in traditional product.  We had focused our efforts in 2011 on developing a stronger updated business and, while the updated categories are performing well, our results suggest a more balanced mix of traditional and updated goods is optimal.  We have responded with an aggressive pursuit of traditional product, including opening price points, to recapture sales and we believe new receipts at month-end April and second quarter deliveries will strengthen our inventory position in these merchandise categories.

Other income:  Other income, which includes income from revenues received under our credit card program agreement, leased departments and other customer revenues, was $13.5 million, or 2.1% of net sales, in the first quarter of 2012 as compared with $14.6 million, or 2.2% of net sales, in the first quarter of 2011. The decrease primarily reflects reduced revenues from our proprietary credit card operations.

Costs and expenses: Gross margin in the first quarter of 2012 was $219.6 million as compared with $230.6 million in the comparable prior year period. The $11.1 million decrease reflects both reductions in sales volume and gross margin rate.  Gross margin as a percentage of net sales decreased 120 basis points to 34.3% in the first quarter of 2012 from 35.5% in the same period last year.  The decrease is largely due to increased net markdowns in response to slow sales in the period.

SG&A expense in the first quarter of 2012 was $228.2 million as compared with $222.0 million in the first quarter of 2011, an increase of $6.2 million.  The increase is largely the result of higher store expenses, marketing expenditures, insurance costs, retirement benefits and severance costs related to targeted reductions in administrative and support functions, partially offset by a $3.2 million gain on the sale of two of our stores in Rochester, New York.  The current year expense rate increased 150 basis points to 35.6% of net sales, compared with 34.2% in the same period last year.

Depreciation and amortization expense and amortization of lease-related interests decreased $2.3 million, to $23.4 million, in the first quarter of 2012 from $25.7 million in the first quarter of 2011, primarily due to a reduced asset base.

Interest expense, net:  Net interest expense was $20.6 million, or 3.2% of net sales, in the first quarter of 2012, compared with $23.3 million, or 3.6% of net sales, in the first quarter of 2011.  The $2.7 million decrease primarily reflects reduced borrowing levels and lower borrowing rates.

Loss on extinguishment of debt:  In the first quarter of 2012, we recorded a $1.2 million loss on extinguishment of debt related to the prepayment of mortgage debt associated with the sale of two of our stores in Rochester, New York.  In the first quarter of 2011, we recorded a $9.5 million loss on extinguishment of debt for fees associated with the voluntary prepayment of our second lien term loan and the amendment of our revolving credit facility.

Income tax provision:  The effective income tax rate in the first quarter in each of 2012 and 2011 largely reflects the Company’s valuation allowance position against all net deferred tax assets.  The income tax provision of $0.5 million and $0.7 million recorded in the first quarter in each of 2012 and 2011, respectively, reflects certain state income tax expense and recognition of deferred tax liabilities associated with indefinite-lived assets.

Non-GAAP Financial Measure — EBITDA

We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”).  In addition, the non-GAAP financial performance measure of EBITDA (defined as earnings before interest, income taxes, depreciation and amortization, including amortization of lease-related interests, and loss on extinguishment of debt) is as follows:

	THIRTEEN
	WEEKS ENDED
(In thousands)	April 28,	April 30,
(Unaudited)	2012	2011

EBITDA	$4,841	$23,175

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

The following table reconciles net loss as presented in our consolidated statements of operations (prepared in accordance with GAAP) to EBITDA:

	THIRTEEN
	WEEKS ENDED
(In thousands)	April 28,	April 30,
(Unaudited)	2012	2011

Net loss	$(40,780)	$(35,988)
Adjustments:
Income tax provision	509	700
Loss on extinguishment of debt	1,169	9,450
Interest expense, net	20,573	23,305
Depreciation and amortization	22,187	24,513
Amortization of lease-related interests	1,183	1,195

EBITDA	$4,841	$23,175

Seasonality

Our business, like that of most retailers, is subject to seasonal fluctuations, with the major portion of sales and income realized during the second half of each fiscal year, which includes the holiday season.  Due to the fixed nature of certain costs, SG&A expense is typically higher as a percentage of net sales during the first half of each fiscal year.  We typically finance working capital increases in the second half of each fiscal year through additional borrowings under our $625.0 million senior secured Second Amended and Restated Loan and Security Agreement (the “Second Amended Revolving Credit Facility”) that expires on the earlier of (a) March 21, 2016 and (b) the date that is 60 days prior to the earlier of the maturity date of our senior notes (March 15, 2014) and the mortgage loan facility (March 6, 2016).

Because of the seasonality of our business, results for any quarter are not necessarily indicative of results that may be achieved for a full fiscal year.

Liquidity and Capital Resources

On April 2, 2012, in connection with the sale of two of our stores located in Rochester, New York, we prepaid outstanding indebtedness of $5.4 million under related mortgage loan agreements.  We were required to pay an additional $1.0 million due to the early termination.  In addition, $0.1 million of unamortized deferred financing fees related to the mortgage agreements was accelerated on the date of termination.  The required additional payment and accelerated deferred financing fees were recognized in loss on extinguishment of debt.

At April 28, 2012, we had $14.3 million in cash and cash equivalents and $400.3 million available under our Second Amended Revolving Credit Facility (before taking into account the minimum borrowing availability covenant under such facility).  The excess availability compares well with the $411.3 million available as of the comparable prior year period, particularly in light of our using approximately $27 million of available funds to repurchase $46.0 million principal amount of senior notes in the fourth quarter of 2011.  We may from time to time seek to repurchase additional outstanding senior notes through cash purchases in open market transactions, privately negotiated transactions or otherwise.  Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.

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

Cash provided by (used in) our operating, investing and financing activities is summarized as follows:

	THIRTEEN
	WEEKS ENDED
	April 28,	April 30,
(Dollars in millions)	2012	2011

Operating activities	$(33.5)	$(12.8)
Investing activities	(6.0)	(7.8)
Financing activities	39.5	17.9

Net cash used in operating activities was $33.5 million and $12.8 million in the first quarter in each of 2012 and 2011, respectively.  The increase in cash outflow in the current year primarily reflects a decline in business performance, resulting in an increase in the current year loss.  The first quarter of 2012 also reflects increased working capital requirements, primarily due to increased period-end accounts receivable resulting from a major promotional event in the last week of April in the current year (held in February in 2011), partially offset by favorable changes in accrued expenses.

Net cash used in investing activities in the current year primarily reflects capital expenditures for store renovations to support our strategic initiatives and information technology.  Capital expenditures totaled $14.3 million and $7.8 million in the first quarter in each of 2012 and 2011, respectively; these expenditures do not reflect reductions for external contributions of $0.2 million in the first quarter of 2012.  We anticipate our 2012 capital expenditures will not exceed $72.5 million (which does not reflect external contributions of $2.5 million, reducing budgeted net capital investments to $70.0 million).  Cash flows from investing activities in the first quarter of 2012 were also impacted by proceeds of $8.3 million from the sale of property, fixtures and equipment, including proceeds from the sale of the two Rochester, New York stores.

Net cash provided by financing activities was $39.5 million and $17.9 million in the first quarter in each of 2012 and 2011, respectively.  The change primarily reflects increased net borrowings due to increased cash requirements for current year operating activities and a decreased book overdraft balance, partially offset by reduced cash needs for investing activities and financing fees.

Aside from planned capital expenditures, the Company’s primary cash requirements will be to service debt and finance working capital increases during peak selling seasons.

On May 1, 2012, we paid a quarterly cash dividend of $0.05 per share on shares of Class A common stock and common stock to shareholders of record as of April 13, 2012. Additionally, on May 22, 2012, we declared a quarterly cash dividend of $0.05 per share, payable August 1, 2012 to shareholders of record as of July 13, 2012. Our Board of Directors may consider dividends in subsequent periods as it deems appropriate.

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

As of January 28, 2012, approximately 32% of our inventories were valued using a first-in, first-out cost basis and approximately 68% of our inventories were valued using a last-in, first-out (“LIFO”) cost basis.  As is currently the case with many companies in the retail industry, our LIFO calculations yielded inventory increases in recent prior years due to deflation reflected in price indices used.  The LIFO method values merchandise sold at the cost of more recent inventory purchases (which the deflationary indices indicated to be lower), resulting in the general inventory on-hand being carried at the older, higher costs.  Given these higher values and the promotional retail environment, we have reduced the carrying value of our LIFO inventories to an estimated realizable value.  These reductions totaled $37.2 million as of April 28, 2012 and January 28, 2012.  Inherent in the valuation of inventories are significant management judgments and estimates regarding future merchandise selling costs and pricing.  Should these estimates prove to be inaccurate, we may have overstated or understated our inventory carrying value. In such cases, operating results would ultimately be impacted.

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

Additionally, allowances are received from vendors in connection with cooperative advertising programs and for reimbursement of certain payroll expenses. To the extent the reimbursements are for specific, incremental and identifiable advertising or payroll costs incurred to sell the vendor’s products and do not exceed the costs incurred, they are recognized as a reduction of SG&A expense.  If the aforementioned criteria are not met, the allowances are recorded as an adjustment to the cost of merchandise capitalized in inventory and reflected as a reduction of costs of merchandise sold when the related merchandise is sold.

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

We reported net deferred tax liabilities of $4.3 million and $3.8 million at April 28, 2012 and January 28, 2012, respectively.  In assessing the realizability of our deferred tax assets, we considered whether it is more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability and limitations pursuant to Section 382 of the Internal Revenue Code, among others.  Significant weight is given to evidence that can be objectively verified.  As a result, current or previous losses are given more weight than any projected future taxable income.  In addition, a recent three-year historical cumulative loss is considered a significant element of negative evidence that is difficult to overcome.

We evaluate our deferred tax assets each reporting period, including assessment of the Company’s cumulative income or loss over the prior three-year period, to determine if valuation allowances are required.  With respect to our reviews during 2011, our three-year historical cumulative loss and the continuation of uncertain near-term economic conditions impeded our ability to rely on our projections of future taxable income in assessing valuation allowance requirements.  As such, we concluded it was necessary to maintain a full valuation allowance on our net deferred tax assets.  With respect to our review in the first quarter of 2012, we concluded it was necessary to continue the position of a full valuation allowance on our net deferred tax assets.

Our deferred tax asset valuation allowance totaled $163.8 million and $147.1 million at April 28, 2012 and January 28, 2012, respectively.  If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may need to be adjusted, which could materially impact our financial position and results of operations.  If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard for realization, the valuation allowance would be reduced accordingly in the period that such a conclusion is reached.  If reduced, a maximum of $1.6 million of the valuation allowance reduction would result in an increase to paid in capital rather than an income tax benefit.

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

Long-lived Assets

Property, fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in our business model or capital strategy can result in the actual useful lives differing from estimates.  In cases where we determined the useful life of property, fixtures and equipment should be shortened, we depreciated the net book value in excess of the salvage value over the revised remaining useful life, thereby increasing depreciation expense.  Factors such as changes in the planned use of fixtures or leasehold improvements could also result in shortened useful lives.  Our net property, fixtures and equipment totaled $661.8 million and $677.1 million at April 28, 2012 and January 28, 2012, respectively.

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

Intangible Assets

Net intangible assets totaled $117.2 million and $119.2 million at April 28, 2012 and January 28, 2012, respectively.  Our intangible assets at April 28, 2012 are principally comprised of $56.2 million of lease interests that relate to below-market-rate leases and $61.0 million associated with trade names, private label brand names and customer lists.  The lease-related interests are being amortized using a straight-line method.  The customer lists are being amortized using a declining-balance method.  At April 28, 2012, trade names and private label brand names of $51.4 million have been deemed as having indefinite lives.

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

Pension and Supplementary Retirement Plans

We provide an unfunded non-qualified defined benefit supplementary pension plan to certain key executives.  Through acquisitions, we acquired a qualified defined benefit pension plan and assumed the liabilities of non-qualified defined benefit supplementary pension plans and a postretirement benefit plan.  Major assumptions used in accounting for these plans include the discount rate and the expected long-term rate of return on the defined benefit plan’s assets.

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

weather conditions that could negatively impact sales; uncertainties associated with expanding or remodeling existing stores; the ability to attract and retain qualified management; the dependence upon relationships with vendors and their factors; a data security breach or system failure; the ability to reduce or control SG&A expenses, including initiatives to reduce expenses and improve efficiency; operational disruptions; unsuccessful marketing initiatives; the failure to successfully implement our key strategies, including initiatives to improve our merchandising, marketing and operations; adverse outcomes in litigation; the incurrence of unplanned capital expenditures; the ability to obtain financing for working capital, capital expenditures and general corporate purpose; the impact of new regulatory requirements including the Credit Card Accountability Responsibility and Disclosure Act of 2009 and the Health Care Reform Act; the inability or limitations on the Company’s ability to favorably adjust the valuation allowance on deferred tax assets; and the financial condition of mall operators.  Additional factors that could cause the Company’s actual results to differ from those contained in these forward-looking statements are discussed in greater detail under Item 1A of the Company’s Form 10-K filed with the Securities and Exchange Commission.

THE BON-TON STORES, INC.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Financial Instruments

Refer to disclosures contained on page 38 of our 2011 Annual Report on Form 10-K.  There have been no material changes in our exposures, risk management strategies, or hedging positions since January 28, 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting that occurred during the thirteen weeks ended April 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:       OTHER INFORMATION

ITEM 6.   EXHIBITS

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

10.1	Employment Agreement with Anthony Buccina (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 30, 2012)
31.1*	Certification of Brendan L. Hoffman
31.2*	Certification of Keith E. Plowman
32.1**	Certification Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934
101***

The following financial statements from The Bon-Ton Stores, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2012, filed on June 6, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Shareholders’ Equity and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

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

THE BON-TON STORES, INC.

DATE:	June 6, 2012	BY:	/s/ Brendan L. Hoffman
Brendan L. Hoffman
President and
Chief Executive Officer

DATE:	June 6, 2012	BY:	/s/ Keith E. Plowman
Keith E. Plowman
Executive Vice President,
Chief Financial Officer and
Principal Accounting Officer