Form 10-Q
period 2012-07-28
BON TON STORES INC
filed 2012-09-05
CIK 878079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended July 28, 2012	Commission File Number
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

As of August 24, 2012, there were 17,094,108 shares of Common Stock, $.01 par value, and 2,951,490 shares of Class A Common Stock, $.01 par value, outstanding.

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE BON-TON STORES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)	July 28,	January 28,
(Unaudited)	2012	2012
Assets
Current assets:
Cash and cash equivalents	$8,628	$14,272
Merchandise inventories	683,592	699,504
Prepaid expenses and other current assets	62,096	69,032
Total current assets	754,316	782,808
Property, fixtures and equipment at cost, net of accumulated depreciation and amortization of $779,089 and $743,312 at July 28, 2012 and January 28, 2012, respectively	663,381	677,133
Deferred income taxes	12,672	12,385
Intangible assets, net of accumulated amortization of $55,531 and $51,975 at July 28, 2012 and January 28, 2012, respectively	115,226	119,165
Other long-term assets	22,556	26,712
Total assets	$1,568,151	$1,618,203

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$218,434	$205,492
Accrued payroll and benefits	28,974	31,636
Accrued expenses	139,147	162,855
Current maturities of long-term debt	7,196	8,066
Current maturities of obligations under capital leases	3,875	4,365
Deferred income taxes	17,376	16,231
Total current liabilities	415,002	428,645

Long-term debt, less current maturities	839,805	814,271
Obligations under capital leases, less current maturities	54,763	56,677
Other long-term liabilities	210,249	187,003
Total liabilities	1,519,819	1,486,596

Contingencies (Note 11)

Shareholders’ equity:
Preferred Stock - authorized 5,000,000 shares at $0.01 par value; no shares issued	—	—
Common Stock - authorized 40,000,000 shares at $0.01 par value; issued shares of 17,419,875 and 17,081,376 at July 28, 2012 and January 28, 2012, respectively	174	171
Class A Common Stock - authorized 20,000,000 shares at $0.01 par value; issued and outstanding shares of 2,951,490 at July 28, 2012 and January 28, 2012	30	30
Treasury stock, at cost - 337,800 shares at July 28, 2012 and January 28, 2012	(1,387)	(1,387)
Additional paid-in-capital	156,691	155,400
Accumulated other comprehensive loss	(71,164)	(74,356)
(Accumulated deficit) retained earnings	(36,012)	51,749
Total shareholders’ equity	48,332	131,607
Total liabilities and shareholders’ equity	$1,568,151	$1,618,203

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
(In thousands except per share data)	July 28,	July 30,	July 28,	July 30,
(Unaudited)	2012	2011	2012	2011

Net sales	$594,855	$595,480	$1,235,626	$1,245,361
Other income	12,405	13,790	25,931	28,390
	607,260	609,270	1,261,557	1,273,751

Costs and expenses:
Costs of merchandise sold	380,716	373,918	801,932	793,185
Selling, general and administrative	219,435	219,786	447,675	441,825
Depreciation and amortization	23,544	26,221	45,731	50,734
Amortization of lease-related interests	1,178	1,194	2,361	2,389
Loss from operations	(17,613)	(11,849)	(36,142)	(14,382)
Interest expense, net	20,706	22,762	41,279	46,067
Loss on exchange/extinguishment of debt	6,301	—	7,470	9,450

Loss before income taxes	(44,620)	(34,611)	(84,891)	(69,899)
Income tax provision (benefit)	419	(2,311)	928	(1,611)

Net loss	$(45,039)	$(32,300)	$(85,819)	$(68,288)

Per share amounts —
Basic:
Net loss	$(2.43)	$(1.78)	$(4.66)	$(3.79)

Diluted:
Net loss	$(2.43)	$(1.78)	$(4.66)	$(3.79)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
(In thousands)	July 28,	July 30,	July 28,	July 30,
(Unaudited)	2012	2011	2012	2011

Net loss	$(45,039)	$(32,300)	$(85,819)	$(68,288)
Other comprehensive income (loss), net of tax:
Amortization of pension and postretirement benefit plans	1,596	502	3,192	1,005
Amortization of cash flow derivatives	—	(2,470)	—	(2,018)
Other comprehensive income (loss)	1,596	(1,968)	3,192	(1,013)
Comprehensive loss	$(43,443)	$(34,268)	$(82,627)	$(69,301)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	TWENTY-SIX
	WEEKS ENDED
(In thousands)	July 28,	July 30,
(Unaudited)	2012	2011
Cash flows from operating activities:
Net loss	$(85,819)	$(68,288)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	45,731	50,734
Amortization of lease-related interests	2,361	2,389
Share-based compensation expense	2,351	2,639
Gain on sale of property, fixtures and equipment	(3,079)	(58)
Reclassifications of accumulated other comprehensive loss	3,192	2,211
Loss on exchange/extinguishment of debt	7,470	9,450
Amortization of deferred financing costs	4,270	4,301
Amortization of deferred gain on sale of proprietary credit card portfolio	(1,021)	(1,207)
Deferred income tax provision (benefit)	857	(2,386)
Changes in operating assets and liabilities:
Decrease (increase) in merchandise inventories	15,912	(6,554)
Decrease in prepaid expenses and other current assets	6,936	8,469
(Increase) decrease in other long-term assets	(257)	589
Increase in accounts payable	33,733	65,373
Decrease in accrued payroll and benefits and accrued expenses	(22,798)	(32,226)
Increase in income taxes payable	—	367
Increase in other long-term liabilities	23,879	3,418
Net cash provided by operating activities	33,718	39,221

Cash flows from investing activities:
Capital expenditures	(38,917)	(26,666)
Proceeds from sale of property, fixtures and equipment	8,257	134
Net cash used in investing activities	(30,660)	(26,532)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(268,294)	(342,157)
Proceeds from issuance of long-term debt	289,528	348,398
Cash dividends paid	(1,933)	(947)
Restricted shares forfeited in lieu of payroll taxes	(1,111)	(3,584)
Proceeds from stock options exercised	54	385
Deferred financing costs paid	—	(5,869)
Debt exchange costs paid	(5,508)	—
Decrease in book overdraft balances	(21,438)	(11,805)
Net cash used in financing activities	(8,702)	(15,579)

Net decrease in cash and cash equivalents	(5,644)	(2,890)

Cash and cash equivalents at beginning of period	14,272	16,339

Cash and cash equivalents at end of period	$8,628	$13,449

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					Accumulated	(Accumulated
		Class A		Additional	Other	Deficit)
(In thousands except per share data)	Common	Common	Treasury	Paid-in	Comprehensive	Retained
(Unaudited)	Stock	Stock	Stock	Capital	Loss	Earnings	Total
BALANCE AT JANUARY 28, 2012	$171	$30	$(1,387)	$155,400	$(74,356)	$51,749	$131,607

Net loss	—	—	—	—	—	(85,819)	(85,819)
Other comprehensive income	—	—	—	—	3,192	—	3,192
Dividends to shareholders, $0.10 per share	—	—	—	—	—	(1,942)	(1,942)
Restricted shares forfeited in lieu of payroll taxes	(2)	—	—	(1,109)	—	—	(1,111)
Proceeds from stock options exercised	—	—	—	54	—	—	54
Share-based compensation expense	5	—	—	2,346	—	—	2,351
BALANCE AT JULY 28, 2012	$174	$30	$(1,387)	$156,691	$(71,164)	$(36,012)	$48,332

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

The accompanying unaudited consolidated financial statements include the accounts of The Bon-Ton Stores, Inc. (the “Parent”) and its wholly owned subsidiaries (collectively, “the Company”).  Variable interest entities are consolidated where it has been determined the Company is the primary beneficiary of those entities’ operations.  All intercompany transactions and balances have been eliminated in consolidation.

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

For purposes of the following discussion, references to the “first quarter of 2012” are to the 13 weeks ended April 28, 2012.  References to the “second quarter of 2012” and the “second quarter of 2011” are to the 13 weeks ended July 28, 2012 and July 30, 2011, respectively.  References to “fiscal 2012” are to the 53 weeks ending February 2, 2013; references to “fiscal 2011” are to the 52 weeks ended January 28, 2012.

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

Previously Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which amends FASB Codification Topic 220 on comprehensive income disclosures.  The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements, while eliminating the option to report other comprehensive income and its components in the statement of changes in shareholders’ equity.  The provisions of ASU 2011-05 were adopted in the first quarter of 2012.  The adoption

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share data)

of ASU 2011-05 did not impact the Company’s consolidated financial position, results of operations or cash flows as it required only a change in the format of presentation.

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

2.                                      PER-SHARE AMOUNTS

The following table presents a reconciliation of net loss and weighted average shares outstanding used in basic and diluted earnings (loss) per share (“EPS”) calculations for each period presented:

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011

Basic Loss Per Common Share
Net loss	$(45,039)	$(32,300)	$(85,819)	$(68,288)
Less: Income allocated to participating securities	—	—	—	—
Net loss available to common shareholders	$(45,039)	$(32,300)	$(85,819)	$(68,288)
Weighted average common shares outstanding	18,519,973	18,109,681	18,403,684	18,026,635

Basic loss per common share	$(2.43)	$(1.78)	$(4.66)	$(3.79)

Diluted Loss Per Common Share
Net loss	$(45,039)	$(32,300)	$(85,819)	$(68,288)
Less: Income allocated to participating securities	—	—	—	—
Net loss available to common shareholders	$(45,039)	$(32,300)	$(85,819)	$(68,288)

Weighted average common shares outstanding	18,519,973	18,109,681	18,403,684	18,026,635
Common shares issuable - stock options	—	—	—	—
Weighted average common shares outstanding assuming dilution	18,519,973	18,109,681	18,403,684	18,026,635

Diluted loss per common share	$(2.43)	$(1.78)	$(4.66)	$(3.79)

Due to the Company’s net loss position, weighted average unvested restricted shares (participating securities) of 1,311,856 and 1,423,355 for the second quarter in each of 2012 and 2011, respectively, and 1,393,696 and 1,384,540 for the 26 weeks ended July 28, 2012 and July 30, 2011, respectively, were not considered in the calculation of net loss available to common shareholders used for both basic and diluted EPS.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share data)

In addition, weighted average stock option shares (non-participating securities) of 914,997 and 983,955 for the second quarter in each of 2012 and 2011, respectively, and 941,970 and 1,003,384 for the 26 weeks ended July 28, 2012 and July 30, 2011, respectively, were excluded from the calculation of diluted EPS as they would have been antidilutive.  Certain of these stock option shares were excluded solely due to the Company’s net loss position.  Had the Company reported net income for the second quarter in each of 2012 and 2011, these shares would have had an effect of 61,422 and 209,003 dilutive shares, respectively, for purposes of calculating diluted EPS.  Had the Company reported net income for the 26 weeks ended July 28, 2012 and July 30, 2011, these shares would have had an effect of 77,596 and 263,371 dilutive shares, respectively, for purposes of calculating diluted EPS.

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

The carrying value and estimated fair value of the Company’s long-term debt, including current maturities but excluding capital leases, as of July 28, 2012 are as follows:

			Fair Value Measurements Using
	Carrying Value	Total Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior notes	$133,983	$112,546	$112,546	$—	$—
Second lien senior secured notes	329,998	268,123	—	268,123	—
Mortgage facilities	230,176	235,077	—	—	235,077
Senior secured credit facility	152,844	152,844	—	—	152,844
Total	$847,001	$768,590	$112,546	$268,123	$387,921

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

The Level 2 fair value estimates are determined by a market approach using prices generated by market transactions.  The Level 3 fair value estimates are determined by a discounted cash flow analysis utilizing a discount rate the Company believes is appropriate and would be used by market participants.  There was no change in the valuation technique used to determine the Level 2 or Level 3 fair value estimates.

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

The following table summarizes the effect of the expired interest rate swaps on the consolidated statement of operations and AOCI, after being de-designated on December 4, 2009:

	Location of Loss Reclassified from AOCI to the Statement of Operations	Amount of Loss Reclassified from AOCI to the Statement of Operations	Location of Loss Recognized in the Statement of Operations	Amount of Loss Recognized in the Statement of Operations
13 Weeks Ended July 30, 2011	Interest expense, net	$754	Interest expense, net	$37
26 Weeks Ended July 30, 2011	Interest expense, net	$1,206	Interest expense, net	$93

5.                                      SUPPLEMENTAL BALANCE SHEET INFORMATION

Prepaid expenses and other current assets were comprised of the following:

	July 28,	January 28,
	2012	2012
Prepaid expenses	$33,704	$27,913
Other receivables	28,392	41,119
Total	$62,096	$69,032

Other long-term liabilities were comprised of the following:

	July 28,	January 28,
	2012	2012
Deferred income	$98,407	$56,548
Other	111,842	130,455
Total	$210,249	$187,003

6.                                      SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental cash flow information is provided for the periods reported:

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share data)

	TWENTY-SIX
	WEEKS ENDED
	July 28,	July 30,
	2012	2011
Cash paid for:
Interest, net of amounts capitalized	$47,598	$45,820
Income taxes, net of refunds received	(693)	546

Non-cash investing and financing activities:
Property, fixtures and equipment included in accrued expenses	$4,276	$4,655
Declared dividends to shareholders included in accrued expenses	971	962

7.                                      EXIT OR DISPOSAL ACTIVITIES

The following table summarizes exit or disposal activities during the 26 weeks ended July 28, 2012 related to targeted reductions in administrative and support functions and store closings in fiscal 2012 and fiscal 2011:

	Termination Benefits	Other Costs	Total
Balance as of January 28, 2012	$612	$—	$612
Provisions:
Thirteen weeks ended April 28, 2012	2,755	352	3,107
Thirteen weeks ended July 28, 2012	3,619	8	3,627
Payments:
Thirteen weeks ended April 28, 2012	(1,664)	(352)	(2,016)
Thirteen weeks ended July 28, 2012	(4,661)	(8)	(4,669)
Balance as of July 28, 2012	$661	$—	$661

The above provisions were included within selling, general and administrative expense.

8.                                      EMPLOYEE DEFINED AND POSTRETIREMENT BENEFIT PLANS

The Company provides benefits to certain current and former associates who are eligible under a qualified defined benefit pension plan and various non-qualified supplemental pension plans (collectively, the “Pension Plans”).  Net periodic benefit expense for the Pension Plans includes the following (income) and expense components:

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share data)

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
Interest cost	$2,118	$2,374	$4,234	$4,747
Expected return on plan assets	(2,157)	(2,358)	(4,314)	(4,717)
Recognition of net actuarial loss	1,689	627	3,379	1,255
Net periodic benefit expense	$1,650	$643	$3,299	$1,285

During the 26 weeks ended July 28, 2012, contributions of $17,237 were made to the Pension Plans.  The Company anticipates contributing an additional $550 to fund the Pension Plans in 2012 for an annual total of $17,787.

The Company also provides medical and life insurance benefits to certain former associates under a postretirement benefit plan (“Postretirement Benefit Plan”).  Net periodic benefit income for the Postretirement Benefit Plan includes the following (income) and expense components:

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
Interest cost	$36	$46	$71	$91
Recognition of net actuarial gain	(93)	(125)	(187)	(250)
Net periodic benefit income	$(57)	$(79)	$(116)	$(159)

During the 26 weeks ended July 28, 2012, the Company contributed $131 to fund the Postretirement Benefit Plan, and anticipates contributing an additional $480 in 2012 for a net annual total of $611.

9.                                      LONG-TERM DEBT

On April 2, 2012, in connection with the sale of two of its stores located in Rochester, New York, the Company prepaid its outstanding indebtedness of $5,374 under related mortgage loan agreements.  The Company was required to pay an additional $1,026 due to the early termination.  In addition, $143 of unamortized deferred financing fees related to the mortgage agreements was accelerated on the date of termination.  The required additional payment and accelerated deferred financing fees were recognized in loss on exchange/extinguishment of debt.

On June 4, 2012, The Bon-Ton Department Stores, Inc. (the “Issuer”), a wholly owned subsidiary of the Parent, commenced an offer to certain eligible note holders to exchange its outstanding 10¼% Senior Notes due 2014 (the “Old Notes”) for newly issued 10 5/8% Second Lien Senior Secured Notes due 2017 (the “New Notes”) upon the terms and conditions set forth in the Confidential Offering Memorandum and Consent Solicitation Statement dated June 4, 2012 (the “Exchange Offer”).  The Exchange Offer expired on July 3, 2012, with the Issuer receiving tenders with consents from holders of $330,017 principal amount of Old Notes, representing approximately 71% of the outstanding Old Notes.  Upon the July 9, 2012 settlement, $329,998 principal amount of New Notes was issued.  The New Notes are guaranteed by the Parent and by each of its subsidiaries, other than the Issuer, that is an obligor under the Company’s Second Amended and

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share data)

Restated Loan and Security Agreement (the “Second Amended Revolving Credit Facility”).  The New Notes are secured by a second-priority lien on collateral owned by the Issuer and each of the guarantors consisting of substantially all of the Issuer’s and guarantors’ tangible and intangible assets securing the Second Amended Revolving Credit Facility, except for capital stock of the Issuer and certain of the Issuer’s subsidiaries and certain other exceptions. The New Notes will mature on July 15, 2017.  Interest on the New Notes is payable March 15 and September 15 of each year, beginning September 15, 2012.  In addition, the Issuer entered into a supplemental indenture adopting amendments to the indenture under which the Old Notes were issued to permit the liens securing the New Notes.  Fees associated with the exchange of debt totaled $6,301 and were recognized in loss on exchange/extinguishment of debt.

10.                               INCOME TAXES

The provisions codified within ASC Topic 740, Income Taxes (“ASC 740”), require companies to assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence using a “more likely than not” standard.  In accordance with ASC 740, the Company maintained a full valuation allowance throughout fiscal 2011 and the 26 weeks ended July 28, 2012 on all of the Company’s net deferred tax assets.  The Company’s deferred tax asset valuation allowance totaled $182,160 and $147,148 at July 28, 2012 and January 28, 2012, respectively.

Given the Company’s valuation allowance position, no tax benefit was recognized on the Company’s loss before income taxes in the 13 and 26 weeks ended July 28, 2012 and July 30, 2011.  The income tax provision recorded in the 26 weeks ended July 28, 2012 reflects certain state income tax expense and recognition of deferred tax liabilities associated with indefinite-lived assets.  The income tax benefit recorded in the 26 weeks ended July 30, 2011 reflects a $3,224 benefit resulting from reclassifying from accumulated other comprehensive loss the residual tax effect associated with certain interest rate swap contracts which expired on July 14, 2011, partially offset by certain state income tax expense and recognition of deferred tax liabilities associated with indefinite-lived assets.

As a result of the deferred tax asset valuation allowance maintained throughout fiscal 2011 and the 26 weeks ended July 28, 2012, no tax effect was recorded on the changes recognized within other comprehensive income (loss) for all periods presented with regard to the pension and postretirement benefit plans.  The changes recognized within other comprehensive loss for the 13 and 26 weeks ended July 30, 2011 with regard to the cash flow derivatives are net of the $3,224 tax benefit discussed above.

As of July 28, 2012, it is reasonably possible that gross unrecognized tax benefits could decrease by $214 within the next 12 months due to the expiration of certain statutes of limitations.

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

12.     GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

Certain debt obligations of the Company, which constitute debt obligations of the Issuer, are guaranteed by the Parent and by each of its subsidiaries, other than the Issuer, that is an obligor under the Company’s Second Amended Revolving Credit Facility.  Separate financial statements of the Parent, the Issuer and such subsidiary guarantors are not presented because the guarantees by the Parent and each wholly owned subsidiary guarantor are joint and several, full and unconditional, except for certain customary limitations.  These customary limitations include releases of a guarantee (i) if the guarantor no longer

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share data)

guarantees other indebtedness of the Issuer; (ii) if there is a sale or other disposition of the capital stock of a guarantor and if such sale complies with the covenant regarding asset sales; and (iii) if the subsidiary guarantor is properly designated as an “unrestricted subsidiary.”

The condensed consolidating financial information for the Parent, the Issuer and the guarantor and non-guarantor subsidiaries as of July 28, 2012 and January 28, 2012 and for the second quarter in each of 2012 and 2011 and the 26 weeks ended July 28, 2012 and July 30, 2011 as presented below has been prepared from the books and records maintained by the Parent, the Issuer and the guarantor and non-guarantor subsidiaries. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the guarantor and non-guarantor subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from affiliates will exist at any time.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Balance Sheet

July 28, 2012

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$2,642	$5,985	$—	$—	$8,628
Merchandise inventories	—	347,987	335,605	—	—	683,592
Prepaid expenses and other current assets	—	52,372	7,770	2,213	(259)	62,096
Total current assets	1	403,001	349,360	2,213	(259)	754,316
Property, fixtures and equipment at cost, net	—	179,235	227,225	256,921	—	663,381
Deferred income taxes	—	4,791	7,881	—	—	12,672
Intangible assets, net	—	38,498	76,728	—	—	115,226
Investment in and advances to affiliates	48,331	466,097	215,925	2,273	(732,626)	—
Other long-term assets	—	18,360	679	3,517	—	22,556
Total assets	$48,332	$1,109,982	$877,798	$264,924	$(732,885)	$1,568,151

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$218,434	$—	$—	$—	$218,434
Accrued payroll and benefits	—	20,281	8,693	—	—	28,974
Accrued expenses	—	65,646	72,642	1,118	(259)	139,147
Current maturities of long-term debt and obligations under capital leases	—	971	2,904	7,196	—	11,071
Deferred income taxes	—	7,993	9,383	—	—	17,376
Total current liabilities	—	313,325	93,622	8,314	(259)	415,002

Long-term debt and obligations under capital leases, less current maturities	—	623,512	48,076	222,980	—	894,568
Other long-term liabilities	—	155,514	53,203	1,532	—	210,249
Total liabilities	—	1,092,351	194,901	232,826	(259)	1,519,819

Shareholders’ equity	48,332	17,631	682,897	32,098	(732,626)	48,332

Total liabilities and shareholders’ equity	$48,332	$1,109,982	$877,798	$264,924	$(732,885)	$1,568,151

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Balance Sheet

January 28, 2012

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$3,741	$10,530	$—	$—	$14,272
Merchandise inventories	—	352,442	347,062	—	—	699,504
Prepaid expenses and other current assets	—	56,496	12,379	547	(390)	69,032
Total current assets	1	412,679	369,971	547	(390)	782,808
Property, fixtures and equipment at cost, net	—	181,002	228,965	267,166	—	677,133
Deferred income taxes	—	3,769	8,616	—	—	12,385
Intangible assets, net	—	40,358	78,807	—	—	119,165
Investment in and advances to affiliates	131,606	474,697	216,969	1,103	(824,375)	—
Other long-term assets	—	22,168	1,189	3,355	—	26,712
Total assets	$131,607	$1,134,673	$904,517	$272,171	$(824,765)	$1,618,203

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$205,492	$—	$—	$—	$205,492
Accrued payroll and benefits	—	22,743	8,893	—	—	31,636
Accrued expenses	—	75,503	85,736	2,006	(390)	162,855
Current maturities of long-term debt and obligations under capital leases	—	1,568	2,797	8,066	—	12,431
Deferred income taxes	—	6,581	9,650	—	—	16,231
Total current liabilities	—	311,887	107,076	10,072	(390)	428,645

Long-term debt and obligations under capital leases, less current maturities	—	590,557	49,555	230,836	—	870,948
Other long-term liabilities	—	130,082	55,444	1,477	—	187,003
Total liabilities	—	1,032,526	212,075	242,385	(390)	1,486,596

Shareholders’ equity	131,607	102,147	692,442	29,786	(824,375)	131,607

Total liabilities and shareholders’ equity	$131,607	$1,134,673	$904,517	$272,171	$(824,765)	$1,618,203

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

Thirteen Weeks Ended July 28, 2012

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$256,766	$338,089	$—	$—	$594,855
Other income	—	5,138	7,267	—	—	12,405
	—	261,904	345,356	—	—	607,260

Costs and expenses:
Costs of merchandise sold	—	164,113	216,603	—	—	380,716
Selling, general and administrative	—	97,394	128,774	27	(6,760)	219,435
Depreciation and amortization	—	8,958	11,834	2,752	—	23,544
Amortization of lease-related interests	—	527	651	—	—	1,178
Loss from operations	—	(9,088)	(12,506)	(2,779)	6,760	(17,613)

Other income (expense):
Intercompany rental and royalty income	—	—	37	6,723	(6,760)	—
Equity in losses of subsidiaries	(44,620)	(15,100)	—	—	59,720	—
Interest expense, net	—	(14,131)	(2,860)	(3,715)	—	(20,706)
Loss on exchange/extinguishment of debt	—	(6,301)	—	—	—	(6,301)

(Loss) income before income taxes	(44,620)	(44,620)	(15,329)	229	59,720	(44,620)
Income tax provision	419	419	197	—	(616)	419

Net (loss) income	$(45,039)	$(45,039)	$(15,526)	$229	$60,336	$(45,039)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive (Loss) Income

Thirteen Weeks Ended July 28, 2012

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(45,039)	$(45,039)	$(15,526)	$229	$60,336	$(45,039)
Other comprehensive income, net of tax:
Amortization of pension and postretirement benefit plans	1,596	1,596	—	—	(1,596)	1,596
Other comprehensive income	1,596	1,596	—	—	(1,596)	1,596
Comprehensive (loss) income	$(43,443)	$(43,443)	$(15,526)	$229	$58,740	$(43,443)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

Thirteen Weeks Ended July 30, 2011

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$258,455	$337,025	$—	$—	$595,480
Other income	—	5,625	8,165	—	—	13,790
	—	264,080	345,190	—	—	609,270

Costs and expenses:
Costs of merchandise sold	—	162,496	211,422	—	—	373,918
Selling, general and administrative	—	100,187	128,178	27	(8,606)	219,786
Depreciation and amortization	—	10,119	13,307	2,795	—	26,221
Amortization of lease-related interests	—	617	577	—	—	1,194
Loss from operations	—	(9,339)	(8,294)	(2,822)	8,606	(11,849)

Other income (expense):
Intercompany rental and royalty income	—	—	1,490	7,116	(8,606)	—
Equity in losses of subsidiaries	(34,611)	(9,457)	—	—	44,068	—
Interest expense, net	—	(15,815)	(2,967)	(3,980)	—	(22,762)

(Loss) income before income taxes	(34,611)	(34,611)	(9,771)	314	44,068	(34,611)
Income tax (benefit) provision	(2,311)	(2,311)	339	—	1,972	(2,311)

Net (loss) income	$(32,300)	$(32,300)	$(10,110)	$314	$42,096	$(32,300)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive (Loss) Income

Thirteen Weeks Ended July 30, 2011

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(32,300)	$(32,300)	$(10,110)	$314	$42,096	$(32,300)
Other comprehensive loss, net of tax:
Amortization of pension and postretirement benefit plans	502	502	—	—	(502)	502
Amortization of cash flow derivatives	(2,470)	(2,470)	—	—	2,470	(2,470)
Other comprehensive loss	(1,968)	(1,968)	—	—	1,968	(1,968)
Comprehensive (loss) income	$(34,268)	$(34,268)	$(10,110)	$314	$44,064	$(34,268)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

Twenty-Six Weeks Ended July 28, 2012

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$535,164	$700,462	$—	$—	$1,235,626
Other income	—	10,079	15,852	—	—	25,931
	—	545,243	716,314	—	—	1,261,557

Costs and expenses:
Costs of merchandise sold	—	347,960	453,972	—	—	801,932
Selling, general and administrative	—	201,130	263,804	(3,514)	(13,745)	447,675
Depreciation and amortization	—	17,273	22,876	5,582	—	45,731
Amortization of lease-related interests	—	1,056	1,305	—	—	2,361
Loss from operations	—	(22,176)	(25,643)	(2,068)	13,745	(36,142)

Other income (expense):
Intercompany rental and royalty income	—	—	37	13,708	(13,745)	—
Equity in losses of subsidiaries	(84,891)	(28,188)	—	—	113,079	—
Interest expense, net	—	(28,226)	(5,500)	(7,553)	—	(41,279)
Loss on exchange/extinguishment of debt	—	(6,301)	—	(1,169)	—	(7,470)

(Loss) income before income taxes	(84,891)	(84,891)	(31,106)	2,918	113,079	(84,891)
Income tax provision	928	928	439	—	(1,367)	928

Net (loss) income	$(85,819)	$(85,819)	$(31,545)	$2,918	$114,446	$(85,819)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive (Loss) Income

Twenty-Six Weeks Ended July 28, 2012

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(85,819)	$(85,819)	$(31,545)	$2,918	$114,446	$(85,819)
Other comprehensive income, net of tax:
Amortization of pension and postretirement benefit plans	3,192	3,192	—	—	(3,192)	3,192
Other comprehensive income	3,192	3,192	—	—	(3,192)	3,192
Comprehensive (loss) income	$(82,627)	$(82,627)	$(31,545)	$2,918	$111,254	$(82,627)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

Twenty-Six Weeks Ended July 30, 2011

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$540,684	$704,677	$—	$—	$1,245,361
Other income	—	11,655	16,735	—	—	28,390
	—	552,339	721,412	—	—	1,273,751

Costs and expenses:
Costs of merchandise sold	—	344,469	448,716	—	—	793,185
Selling, general and administrative	—	201,164	257,987	52	(17,378)	441,825
Depreciation and amortization	—	19,405	25,594	5,735	—	50,734
Amortization of lease-related interests	—	1,234	1,155	—	—	2,389
Loss from operations	—	(13,933)	(12,040)	(5,787)	17,378	(14,382)

Other income (expense):
Intercompany rental and royalty income	—	—	3,075	14,303	(17,378)	—
Equity in losses of subsidiaries	(69,899)	(14,375)	—	—	84,274	—
Interest expense, net	—	(32,141)	(5,942)	(7,984)	—	(46,067)
Loss on exchange/extinguishment of debt	—	(9,450)	—	—	—	(9,450)

(Loss) income before income taxes	(69,899)	(69,899)	(14,907)	532	84,274	(69,899)
Income tax (benefit) provision	(1,611)	(1,611)	704	—	907	(1,611)

Net (loss) income	$(68,288)	$(68,288)	$(15,611)	$532	$83,367	$(68,288)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive (Loss) Income

Twenty-Six Weeks Ended July 30, 2011

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(68,288)	$(68,288)	$(15,611)	$532	$83,367	$(68,288)
Other comprehensive loss, net of tax:
Amortization of pension and postretirement benefit plans	1,005	1,005	—	—	(1,005)	1,005
Amortization of cash flow derivatives	(2,018)	(2,018)	—	—	2,018	(2,018)
Other comprehensive loss	(1,013)	(1,013)	—	—	1,013	(1,013)
Comprehensive (loss) income	$(69,301)	$(69,301)	$(15,611)	$532	$84,380	$(69,301)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Cash Flows

Twenty-Six Weeks Ended July 28, 2012

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$3,044	$19,764	$12,458	$2,123	$(3,671)	$33,718

Cash flows from investing activities:
Capital expenditures	—	(23,277)	(15,640)	—	—	(38,917)
Intercompany investing activity	(54)	(1,079)	—	—	1,133	—
Proceeds from sale of property, fixtures and equipment	—	14	10	8,233	—	8,257
Net cash (used in) provided by investing activities	(54)	(24,342)	(15,630)	8,233	1,133	(30,660)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(257,170)	(1,373)	(9,751)	—	(268,294)
Proceeds from issuance of long-term debt	—	289,528	—	—	—	289,528
Intercompany financing activity	—	(1,933)	—	(605)	2,538	—
Debt exchange costs paid	—	(5,508)	—	—	—	(5,508)
Cash dividends paid	(1,933)	—	—	—	—	(1,933)
Restricted shares forfeited in lieu of payroll taxes	(1,111)	—	—	—	—	(1,111)
Proceeds from stock options exercised	54	—	—	—	—	54
Decrease in book overdraft balances	—	(21,438)	—	—	—	(21,438)
Net cash (used in) provided by financing activities	(2,990)	3,479	(1,373)	(10,356)	2,538	(8,702)

Net decrease in cash and cash equivalents	—	(1,099)	(4,545)	—	—	(5,644)

Cash and cash equivalents at beginning of period	1	3,741	10,530	—	—	14,272

Cash and cash equivalents at end of period	$1	$2,642	$5,985	$—	$—	$8,628

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Cash Flows

Twenty-Six Weeks Ended July 30, 2011

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$4,531	$18,957	$17,869	$6,546	$(8,682)	$39,221

Cash flows from investing activities:
Capital expenditures	—	(14,266)	(12,400)	—	—	(26,666)
Intercompany investing activity	(385)	(4)	—	—	389	—
Proceeds from sale of property, fixtures and equipment	—	123	11	—	—	134
Net cash used in investing activities	(385)	(14,147)	(12,389)	—	389	(26,532)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(337,394)	(1,274)	(3,489)	—	(342,157)
Proceeds from issuance of long-term debt	—	348,398	—	—	—	348,398
Intercompany financing activity	—	(947)	(4,289)	(3,057)	8,293	—
Cash dividends paid	(947)	—	—	—	—	(947)
Restricted shares forfeited in lieu of payroll taxes	(3,584)	—	—	—	—	(3,584)
Proceeds from stock options exercised	385	—	—	—	—	385
Deferred financing costs paid	—	(5,869)	—	—	—	(5,869)
Decrease in book overdraft balances	—	(11,805)	—	—	—	(11,805)
Net cash used in financing activities	(4,146)	(7,617)	(5,563)	(6,546)	8,293	(15,579)

Net decrease in cash and cash equivalents	—	(2,807)	(83)	—	—	(2,890)

Cash and cash equivalents at beginning of period	1	5,841	10,497	—	—	16,339

Cash and cash equivalents at end of period	$1	$3,034	$10,414	$—	$—	$13,449

13.                               CREDIT CARD PROGRAM AGREEMENT

On December 16, 2011, the Company entered into a new credit card program agreement (“CCPA”) with World Financial Network Bank, a bank subsidiary of Alliance Data Systems Corporation (“ADS”).  On July 24, 2012, the Company completed the transition of its private label credit card program to ADS, which will offer private label credit cards to new and existing customers of the Company.  Upon completion of the transition, the Company received a signing bonus of $50,000 which was recorded as deferred income and is being amortized over the initial seven-year term of the CCPA.  Pursuant to the CCPA, the Company will receive periodic royalties based on a percentage of credit card sales and outstanding credit balances.  The aforementioned revenues are recorded within other income.

14.     SUBSEQUENT EVENT

On August 21, 2012, the Company declared a quarterly cash dividend of $0.05 per share on shares of Class A common stock and common stock, payable November 1, 2012 to shareholders of record as of October 15, 2012.

THE BON-TON STORES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.                                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of the following discussion, references to the “first quarter of 2012” are to the 13 weeks ended April 28, 2012.  References to the “second quarter of 2012” and the “second quarter of 2011” are to the 13 weeks ended July 28, 2012 and July 30, 2011, respectively.  References to “2012” and “2011” are to the 26 weeks ended July 28, 2012 and July 30, 2011, respectively.  References to “fiscal 2012” are to the 53-week period ending February 2, 2013; references to “fiscal 2011” are to the 52-week period ended January 28, 2012.  References to “the Company,” “we,” “us,” and “our” refer to The Bon-Ton Stores, Inc. and its wholly owned subsidiaries.

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

Performance Summary and 2012 Guidance

In the second quarter, we continued to take actions to address our operating performance and focus on strategies to accelerate sales growth and improve our financial results.  Despite the decrease in sales for the spring season, we are encouraged by progress made in the second quarter as our corrective actions partially mitigated the shortfall in sales in the first quarter of the year.  We have strengthened our inventory position through the continued refinement of our merchandise assortment of both national and private brands, particularly as it relates to the mix of traditional and updated product.  Private brand goods are a key driver of profitable growth, and we see opportunity for improved performance in the fall season as we continue to adjust our merchandise assortment to better align with customer preference and have the ability to offer more attractive price points in response to lower costs.  We have enacted reductions in administrative and support functions that are expected to reduce expenses in excess of $40 million on an annualized basis, with estimated cost savings of $30 million in fiscal 2012; SG&A expense in 2012 included severance and other one-time costs of $6.9 million related to these targeted reductions.

In July 2012, we successfully completed the exchange of $330.0 million principal amount of our senior notes.  We believe the extension of the maturity date of these notes from 2014 to 2017 has enhanced our financial position.  Additionally, we completed the transition of our proprietary credit card program to our new service provider, World Financial Network Bank, a bank subsidiary of Alliance Data Systems Corporation.  We are benefiting from higher approval rates and credit limits, a streamlined new account opening process and improved marketing and store solicitation support.

On August 16, 2012, we revised our (loss) earnings per diluted share guidance to a range of $(1.35) to $0.20 to reflect the fees associated with the senior notes exchange and provided the following assumptions with respect to our revised fiscal 2012 guidance:

•                  a comparable store sales performance ranging from even with the prior year to an increase of 1.25%;

•                  a gross margin rate ranging from 50 basis points lower than to even with the fiscal 2011 rate of 36.0%;

•                  an SG&A expense even with or minimally (less than 1%) increased over the fiscal 2011 expense of $936.1 million (including the expense reductions noted above, related severance and other one-time costs associated with the reductions, and the addition of the 53rd week in fiscal 2012);

•                  a tax rate of 39%;

•                  capital expenditures not to exceed $70 million, net of external contributions; and

•                  an estimated 19 million to 20 million average diluted shares outstanding.

We are finding that cost pressures on our inventory have moderated since their peak.  In our private brands, where we have greater control over the production and manufacturing of merchandise, we will continue to diversify production to lower cost markets.  We have realized cost reductions of 5% to 8% on initial fall 2012 receipts from fall 2011 pricing levels, and we anticipate decreases of approximately 10% in spring 2013 receipts from spring 2012 pricing levels.

Senior Notes Exchange

On June 4, 2012, we commenced an offer to certain eligible note holders to exchange outstanding 10¼% Senior Notes due 2014 (the “Old Notes”) for newly issued 10 5/8% Second Lien Senior Secured Notes due 2017 (the “New Notes”).  We received tenders with consents from holders of $330.0 million principal amount of Old Notes, representing approximately 71% of the outstanding Old Notes.  Upon the July 9, 2012 settlement, $330.0 million principal amount of New Notes was issued.  Fees associated with the exchange of debt totaled $6.3 million and were recognized in loss on exchange/extinguishment of debt.  See “Liquidity and Capital Resources,” below, for further discussion.

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Other income	2.1	2.3	2.1	2.3
	102.1	102.3	102.1	102.3
Costs and expenses:
Costs of merchandise sold	64.0	62.8	64.9	63.7
Selling, general and administrative	36.9	36.9	36.2	35.5
Depreciation and amortization	4.0	4.4	3.7	4.1
Amortization of lease-related interests	0.2	0.2	0.2	0.2
Loss from operations	(3.0)	(2.0)	(2.9)	(1.2)
Interest expense, net	3.5	3.8	3.3	3.7
Loss on exchange/extinguishment of debt	1.1	—	0.6	0.8
Loss before income taxes	(7.5)	(5.8)	(6.9)	(5.6)
Income tax provision (benefit)	0.1	(0.4)	0.1	(0.1)
Net loss	(7.6)%	(5.4)%	(6.9)%	(5.5)%

Second Quarter of 2012 Compared with Second Quarter of 2011

Net sales:  Net sales in the second quarter of 2012 were $594.9 million, compared with $595.5 million in the second quarter of 2011, reflecting a decrease of 0.1%.  Comparable store sales increased 0.1% in the period.  We were pleased with favorable customer response to new offerings, reflecting recent adjustments in our merchandise assortments.  Customers are responding equally well to new marketing messages that we believe more effectively communicate the value in our product.  Investments in our eCommerce business resulted in significantly higher eCommerce sales in the period.

Merchandise categories with sales increases in the second quarter of 2012 included Hard and Soft Home (included in Home), Footwear and Cosmetics.  A strong Semi-Annual Home sale drove increases in Hard and Soft Home, largely due to the successful introduction of new fall goods and the continued success in sales of small electronics and basic housewares.  Footwear sales benefited from continued strategic capital investment for expansion and remodels in certain stores.  We will similarly employ capital in additional stores in the fall season and have identified other locations at which the footwear assortment will be expanded.  The performance of Footwear in stores where the assortment has been expanded continues to significantly outpace that of stores without similar modifications.  Cosmetics sales increases were the result of strength in men’s fragrances and treatment lines.

The poorest performing categories in the period were the special-size areas of Women’s and Petites and Dresses (all included in Women’s Apparel) and Juniors’ Apparel.  Sales in Women’s and Petites continued to be adversely impacted by reduced levels of inventory in traditional product.  We had focused our efforts in fiscal 2011 on developing a stronger updated business and, while the updated categories are performing well, our results suggest a more balanced mix of traditional and updated goods is optimal.  We strove to recapture sales with an aggressive pursuit of traditional product throughout the second quarter of 2012 and we believe new deliveries have strengthened our inventory position moving into the fall season.  We are working to identify opportunities to improve the sales performance in Dresses and Juniors’ Apparel.

Other income:  Other income, which includes income from revenues received under our credit card program agreement, miscellaneous revenue departments and gift and merchandise return card breakage,

was $12.4 million in the second quarter of 2012 as compared with $13.8 million in the second quarter of 2011.  The decrease primarily reflects reduced revenues from our proprietary credit card operations.

Costs and expenses: Gross margin in the second quarter of 2012 decreased $7.4 million to $214.1 million as compared with $221.6 million in the comparable prior year period. The decrease is attributable to the reduction in the gross margin rate.  Gross margin as a percentage of net sales decreased 120 basis points to 36.0% in the second quarter of 2012 from 37.2% in the same period last year, largely the result of increased net markdowns.  Net markdowns increased in response to sales trends in the period and aggressive marketing initiatives.

SG&A expense in the second quarter of 2012 was $219.4 million as compared with $219.8 million in the second quarter of 2011, a slight decrease of $0.4 million.  The current year expense rate, at 36.9% of net sales, was even with that of the prior year.  The expense reduction is primarily due to ongoing cost control efforts, including reduced marketing expenditures.  SG&A expense in the second quarter of 2012 included severance and other one-time costs of $4.0 million related to targeted reductions in administrative and support functions.

Depreciation and amortization expense and amortization of lease-related interests decreased $2.7 million to $24.7 million in the second quarter of 2012 from $27.4 million in the second quarter of 2011, primarily due to a reduced asset base.

Interest expense, net:  Net interest expense was $20.7 million, or 3.5% of net sales, in the second quarter of 2012 as compared with $22.8 million, or 3.8% of net sales, in the second quarter of 2011.  The $2.1 million decrease primarily reflects reduced borrowings and lower borrowing rates throughout the period.

Loss on exchange/extinguishment of debt:  In the second quarter of 2012, we recorded a $6.3 million loss on exchange of debt related to fees associated with the exchange of our senior notes.

Income tax provision (benefit):  The effective income tax rate in the second quarter in each of 2012 and 2011 largely reflects the Company’s valuation allowance position against all net deferred tax assets.  The $0.4 million income tax provision in the second quarter of 2012 reflects recognition of deferred tax liabilities associated with indefinite-lived assets and certain state income tax expense.  The $2.3 million income tax benefit in the second quarter of 2011 includes a $3.2 million benefit resulting from reclassifying from accumulated other comprehensive loss the residual tax effect associated with certain interest rate swap contracts which expired on July 14, 2011, partially offset by certain state income tax expense and recognition of deferred tax liabilities associated with indefinite-lived assets.

2012 Compared with 2011

Net sales:  Net sales in 2012 were $1,235.6 million, compared with $1,245.4 million in 2011, a decrease of 0.8%.  Comparable store sales decreased 0.6% in the 26 weeks.  We are adjusting our merchandise mix throughout our product categories, and are pleased with the favorable response from our customers.  Marketing messages that effectively communicate the value in our product have resonated with our customer as well.  Investments in our eCommerce business resulted in significantly higher eCommerce sales in the period.

The best performing merchandise categories in 2012 were Hard and Soft Home (included in Home), Footwear and Cosmetics. A strong Semi-Annual Home sale in the second quarter continued the favorable sales trend in Hard and Soft Home, building on the success of sales in small electronics and basic housewares and introducing new fall goods.  Footwear sales continue to benefit from capital employed for expansion and remodels. The performance of Footwear in stores where the assortment has been expanded continues to significantly outpace that of stores without similar modifications.  Cosmetics sales increases were driven by strength in fragrances and treatment lines.

Sales in Moderate Sportswear and the special-size areas of Petites and Women’s (all included in Women’s Apparel) have been particularly challenged in 2012 as these merchandise categories were adversely impacted by reduced levels of inventory in traditional product.  Inventory investment has been increased throughout the second quarter of 2012 to better align with customer preference and we believe we have achieved the appropriate mix of product, which should benefit our sales in the fall season.  In addition, we are working to identify opportunities to improve the sales performance in Dresses and Juniors’ Apparel as these merchandise categories continue to lag Company performance.

Other income:  Other income was $25.9 million in 2012 as compared with $28.4 million in 2011. The decrease primarily reflects reduced revenues from our proprietary credit card operations.

Costs and expenses: Gross margin in 2012 was $433.7 million as compared with $452.2 million in 2011, reflecting a decrease of $18.5 million. The decrease in gross margin dollars was due to reduced sales volume and decreased margin rate in the period.  Gross margin as a percentage of net sales decreased 120 basis points to 35.1% in the current year from 36.3% last year, primarily due to increased net markdowns in response to sales trends.

SG&A expense in 2012 was $447.7 million as compared with $441.8 million in 2011.  The $5.9 million increase was primarily the result of $6.9 million of severance and other one-time costs associated with targeted reductions to our cost structure and increases in insurance costs and retirement benefits, partially offset by a $3.2 million gain on the sale of two of our stores in Rochester, New York.  The expense rate in 2012 increased 80 basis points to 36.2% of net sales.

Depreciation and amortization expense and amortization of lease-related interests decreased $5.0 million to $48.1 million in 2012, primarily due to a reduced asset base.

Interest expense, net:  Net interest expense was $41.3 million, or 3.3% of net sales, in 2012 as compared with $46.1 million, or 3.7% of net sales, in 2011.  The $4.8 million reduction is largely due to reduced borrowing levels and lower borrowing rates throughout the period.

Loss on exchange/extinguishment of debt:  In the second quarter of 2012, we recorded a $6.3 million loss on exchange of debt related to fees associated with the exchange of our senior notes.  Additionally, in the first quarter of 2012, we recorded a $1.2 million loss on extinguishment of debt related to the prepayment of mortgage debt associated with the sale of two of our stores in Rochester, New York.  In the first quarter of 2011, we recorded a $9.5 million loss on extinguishment of debt for fees associated with the voluntary prepayment of our second lien term loan and the amendment of our revolving credit facility.

Income tax provision (benefit):  The effective tax rate in each of 2012 and 2011 largely reflects the Company’s valuation allowance position against all net deferred tax assets.  The $0.9 million income tax provision in 2012 reflects recognition of deferred tax liabilities associated with indefinite-lived assets and certain state income tax expense.  The $1.6 million income tax benefit in 2011 includes a $3.2 million benefit resulting from reclassifying from accumulated other comprehensive loss the residual tax effect associated with certain interest rate swap contracts which expired on July 14, 2011, partially offset by certain state income tax expense and recognition of deferred tax liabilities associated with indefinite-lived assets.

Non-GAAP Financial Measure — EBITDA

We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”).  In addition, the non-GAAP financial performance measure of EBITDA (defined as earnings before interest, income taxes, depreciation and amortization, including amortization of lease-related interests, and loss on exchange/extinguishment of debt) is as follows:

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
(In thousands)	July 28,	July 30,	July 28,	July 30,
(Unaudited)	2012	2011	2012	2011

EBITDA	$7,109	$15,566	$11,950	$38,741

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

The following table reconciles net loss as presented in our consolidated statements of operations (prepared in accordance with GAAP) to EBITDA:

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
(In thousands)	July 28,	July 30,	July 28,	July 30,
(Unaudited)	2012	2011	2012	2011

Net loss	$(45,039)	$(32,300)	$(85,819)	$(68,288)
Adjustments:
Income tax provision (benefit)	419	(2,311)	928	(1,611)
Loss on exchange/extinguishment of debt	6,301	—	7,470	9,450
Interest expense, net	20,706	22,762	41,279	46,067
Depreciation and amortization	23,544	26,221	45,731	50,734
Amortization of lease-related interests	1,178	1,194	2,361	2,389

EBITDA	$7,109	$15,566	$11,950	$38,741

Seasonality

Our business, like that of most retailers, is subject to seasonal fluctuations, with the major portion of sales and income realized during the second half of each fiscal year, which includes the holiday season.  Due to the fixed nature of certain costs, SG&A expense is typically higher as a percentage of net sales during the first half of each fiscal year.  We typically finance working capital increases in the second half of each fiscal year through additional borrowings under our $625.0 million senior secured Second Amended and Restated Loan and Security Agreement (the “Second Amended Revolving Credit Facility”) that expires on the earlier of (a) March 21, 2016 and (b) the date that is 60 days prior to the earlier of the maturity date of our Old Notes (March 15, 2014) and the mortgage loan facility (March 6, 2016).

Liquidity and Capital Resources

On April 2, 2012, in connection with the sale of two of our stores located in Rochester, New York, we prepaid outstanding indebtedness of $5.4 million under related mortgage loan agreements.  We were required to pay an additional $1.0 million due to the early termination.  In addition, $0.1 million of unamortized deferred financing fees related to the mortgage agreements was accelerated on the date of termination.  The required additional payment and accelerated deferred financing fees were recognized in loss on exchange/extinguishment of debt.

On June 4, 2012, The Bon-Ton Department Stores, Inc. (the “Issuer”), a wholly owned subsidiary of The Bon-Ton Stores, Inc. (the “Parent”), commenced an offer to certain eligible note holders to exchange outstanding 10¼% Senior Notes due 2014 (the “Old Notes”) for newly issued 10 5/8% Second Lien Senior Secured Notes due 2017 (the “New Notes”) upon the terms and conditions set forth in the Confidential Offering Memorandum and Consent Solicitation Statement dated June 4, 2012 (the “Exchange Offer”).  The Exchange Offer expired on July 3, 2012, with the Issuer receiving tenders with consents from holders of $330.0 million principal amount of Old Notes, representing approximately 71% of the outstanding Old Notes.  Upon the July 9, 2012 settlement, $330.0 million principal amount of New Notes was issued.  The New Notes are guaranteed by the Parent and by each of its subsidiaries, other than the Issuer, that is an obligor under our Second Amended Revolving Credit Facility.  The New Notes are secured by a second-priority lien on collateral owned by the Issuer and each of the guarantors consisting of substantially all of the Issuer’s and guarantors’ tangible and intangible assets securing the Second Amended Revolving Credit Facility, except for capital stock of the Issuer and certain of the Issuer’s subsidiaries and certain other exceptions. The New Notes will mature on July 15, 2017.  Interest on the New Notes is payable March 15 and September 15 of each year, beginning September 15, 2012.  In addition, the Issuer entered into a supplemental indenture adopting amendments to the indenture under which the Old Notes were issued to permit the liens securing the New Notes.  Fees associated with the exchange of debt totaled $6.3 million and were recognized in loss on exchange/extinguishment of debt.

At July 28, 2012, we had $8.6 million in cash and cash equivalents and $381.5 million available under our Second Amended Revolving Credit Facility (before taking into account the minimum borrowing availability covenant under such facility).  Excess availability was $386.0 million as of the comparable prior year period.  The decrease in excess availability reflects increased direct borrowings, partially offset by an increased borrowing base availability.  The year-to-year comparison of excess availability is impacted by the July 2012 receipt of a $50.0 million signing bonus from our new credit card provider, the application of which decreased borrowings.  Conversely, we utilized $16.8 million of available monies for required qualified defined benefit pension plan funding in 2012 and $10.7 million for payment of accrued interest pursuant to the exchange of certain Old Notes in July 2012. Lastly, we utilized approximately $27 million of available funds to repurchase $46.0 million principal amount of Old Notes in the fourth quarter of 2011.  We may from time to time seek to repurchase additional outstanding senior notes through cash purchases in open market transactions, privately negotiated transactions or otherwise.  Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.

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

Cash provided by (used in) our operating, investing and financing activities is summarized as follows:

	TWENTY-SIX
	WEEKS ENDED
	July 28,	July 30,
(Dollars in millions)	2012	2011

Operating activities	$33.7	$39.2
Investing activities	(30.7)	(26.5)
Financing activities	(8.7)	(15.6)

Net cash provided by operating activities was $33.7 million and $39.2 million in 2012 and 2011, respectively.  The decrease in cash inflow in the current year primarily reflects a decline in business performance, resulting in the significant increase in the current year loss.  The decrease was partially offset by an increased working capital benefit in the current year, most notably due to the increase in long-term liabilities, primarily reflecting the deferred gain associated with the signing bonus from our new credit card provider, partially offset by accelerated fiscal 2012 pension plan contributions and interest payments.

Net cash used in investing activities in the current year primarily reflects capital expenditures for store renovations to support our strategic initiatives and information technology.  Capital expenditures totaled $38.9 million and $26.7 million in 2012 and 2011, respectively; these expenditures do not reflect reductions for external contributions of $2.3 million and $6.7 million in 2012 and 2011, respectively.  We anticipate our fiscal 2012 capital expenditures will not exceed $76.5 million (which does not reflect external contributions of $6.5 million, reducing budgeted net capital investments to $70.0 million).  Cash flows from investing activities in 2012 were also impacted by proceeds of $8.3 million from the sale of property, fixtures and equipment, including proceeds from the sale of the two Rochester, New York stores.

Net cash used in financing activities was $8.7 million and $15.6 million in 2012 and 2011, respectively.  The reduction in net cash used primarily reflects increased net borrowings due to reduced cash generated by operating activities, increased capital expenditures and a decreased book overdraft balance.

Aside from planned capital expenditures, the Company’s primary cash requirements will be to service debt and finance working capital increases during peak selling seasons.

We paid a quarterly cash dividend of $0.05 per share on shares of Class A common stock and common stock on May 1, 2012 and August 1, 2012 to shareholders of record as of April 13, 2012 and July 13, 2012, respectively.  Additionally, a quarterly cash dividend of $0.05 per share was declared on August 21, 2012, payable November 1, 2012 to shareholders of record as of October 15, 2012. Our Board of Directors may consider dividends in subsequent periods as it deems appropriate.

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

As of January 28, 2012, approximately 32% of our inventories were valued using a first-in, first-out cost basis and approximately 68% of our inventories were valued using a last-in, first-out (“LIFO”) cost basis.  As is currently the case with many companies in the retail industry, our LIFO calculations yielded inventory increases in recent prior years due to deflation reflected in price indices used.  The LIFO method values merchandise sold at the cost of more recent inventory purchases (which the deflationary indices indicated to be lower), resulting in the general inventory on-hand being carried at the older, higher costs.  Given these higher values and the promotional retail environment, we have reduced the carrying value of our LIFO inventories to an estimated realizable value.  These reductions totaled $37.2 million as of July 28, 2012 and January 28, 2012.  Inherent in the valuation of inventories are significant management judgments and estimates regarding future merchandise selling costs and pricing.  Should these estimates prove to be inaccurate, we may have overstated or understated our inventory carrying value. In such cases, operating results would ultimately be impacted.

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

We reported net deferred tax liabilities of $4.7 million and $3.8 million at July 28, 2012 and January 28, 2012, respectively.  In assessing the realizability of our deferred tax assets, we considered whether it is more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability and limitations pursuant to Section 382 of the Internal Revenue Code, among others.  Significant weight is given to evidence that can be objectively verified.  As a result, current or previous losses are given more weight than any projected future taxable income.  In addition, a recent three-year historical cumulative loss is considered a significant element of negative evidence that is difficult to overcome.

We evaluate our deferred tax assets each reporting period, including assessment of the Company’s cumulative income or loss over the prior three-year period, to determine if valuation allowances are required.  With respect to our reviews during fiscal 2011, our three-year historical cumulative loss and the continuation of uncertain near-term economic conditions impeded our ability to rely on our projections of future taxable income in assessing valuation allowance requirements.  As such, we concluded it was necessary to maintain a full valuation allowance on our net deferred tax assets.  With respect to our reviews in the first and second quarters of 2012, we concluded it was necessary to continue the position of a full valuation allowance on our net deferred tax assets.

Our deferred tax asset valuation allowance totaled $182.2 million and $147.1 million at July 28, 2012 and January 28, 2012, respectively.  If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may need to be adjusted, which could materially impact our financial position and results of operations.  If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard for realization, the valuation allowance would be reduced accordingly in the period that such a conclusion is reached.  If reduced, a maximum of $1.6 million of the valuation allowance reduction would result in an increase to paid in capital rather than an income tax benefit.

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

Long-lived Assets

Property, fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in our business model or capital strategy can result in the actual useful lives differing from estimates.  In cases where we determined the useful life of property, fixtures and equipment should be shortened, we depreciated the net book value in excess of the salvage value over the revised remaining useful life, thereby increasing depreciation expense.  Factors such as changes in the planned use of fixtures or leasehold improvements could also result in shortened useful lives.  Our net property, fixtures and equipment totaled $663.4 million and $677.1 million at July 28, 2012 and January 28, 2012, respectively.

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

Intangible Assets

Net intangible assets totaled $115.2 million and $119.2 million at July 28, 2012 and January 28, 2012, respectively.  Our intangible assets at July 28, 2012 are principally comprised of $54.7 million of lease interests that relate to below-market-rate leases and $60.5 million associated with trade names, private label brand names and customer lists.  The lease-related interests are being amortized using a straight-line method.  The customer lists are being amortized using a declining-balance method.  At July 28, 2012, trade names and private label brand names of $51.4 million have been deemed as having indefinite lives.

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

Recently Issued Accounting Standards

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which amends FASB Codification Topic 350 (“ASC 350”) to simplify the impairment testing of indefinite-lived intangible assets by allowing an entity to make a qualitative impairment assessment. Entities are required to test indefinite-lived intangible assets for impairment at least annually and more frequently if indicators of impairment exist.  The addition of the optional qualitative assessment permits an entity to consider events and circumstances that could affect the fair value of the indefinite-lived intangible asset and if the entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it will not be required to perform the quantitative impairment test for that asset.  The amendments to ASC 350 made by ASU 2012-02 are effective for interim and annual periods for fiscal years beginning after September 15, 2012.  We do not expect the adoption of ASU 2012-02 to have a material impact on our consolidated financial statements.

Forward-Looking Statements

Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission contain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which may be identified by words such as “may,” “could,” “would,” “will,” “plan,” “expect,” “believe,” “anticipate,” “estimate,” “project,” “intend” or other similar expressions, involve important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.  Factors that could cause such differences include, but are not limited to, risks related to retail businesses generally; a significant and prolonged deterioration of general economic conditions which could negatively impact the Company, including the potential write-down of the current valuation of intangible assets and deferred taxes; risks related to the agreement governing the Company’s proprietary credit card program; potential increase in pension obligations; consumer spending patterns, debt levels, and the availability and cost of consumer credit; additional competition from existing and new competitors; inflation; deflation; changes in the costs of fuel and other energy and transportation costs; weather conditions that could negatively impact sales; uncertainties associated with expanding or remodeling existing stores; the ability to attract and retain qualified management; the dependence upon relationships with vendors and their factors; a data security breach or system failure; the ability to reduce or control SG&A expenses, including initiatives to reduce expenses and improve efficiency; operational disruptions; unsuccessful marketing initiatives; the failure to successfully implement our key strategies, including initiatives to improve our merchandising, marketing and operations; adverse outcomes in litigation; the incurrence of unplanned capital expenditures; the ability to obtain financing for working capital, capital expenditures and general corporate purpose; the impact of new regulatory requirements including the Credit Card Accountability Responsibility and Disclosure Act of 2009 and the Health Care Reform Act; the inability or limitations on the Company’s ability to favorably adjust the valuation allowance on deferred tax assets; and the financial condition of mall operators.  Additional factors that could cause the Company’s actual results to differ from those contained in these forward-looking statements are discussed in greater detail under Item 1A of the Company’s Form 10-K filed with the Securities and Exchange Commission.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Financial Instruments

In the second quarter of 2012, we exchanged $330.0 million of our outstanding 10¼% Senior Notes due 2014 for newly issued 10 5/8% Second Lien Senior Secured Notes due 2017, as discussed in “Liquidity and Capital Resources” within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

There were no other material changes in our exposures, risk management strategies, or hedging positions since January 28, 2012.  For further information, refer to Item 7A of our 2011 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting that occurred during the thirteen weeks ended July 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:         OTHER INFORMATION

ITEM 6.   EXHIBITS

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

4.1

Indenture dated as of July 9, 2012 among The Bon-Ton Department Stores, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 13, 2012 (“7/13/12 Form 8-K”))

4.2

Registration Rights Agreement dated as of July 9, 2012 among The Bon-Ton Department Stores, Inc., the guarantors named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as dealer manager (incorporated by reference to Exhibit 4.2 to the 7/13/12 Form 8-K)

4.3

Supplemental Indenture dated as of July 9, 2012 among The Bon-Ton Department Stores, Inc., the guarantors named therein, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.3 to the 7/13/12 Form 8-K)

10.1

Second Lien Security Agreement dated as of July 9, 2012 among The Bon-Ton Department Stores, Inc., the grantors named therein, and Wells Fargo Bank, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 10.1 to the 7/13/12 Form 8-K)

10.2

Intercreditor Agreement dated as of July 9, 2012 among Bank of America, N.A., as collateral agent under the credit agreement dated as of March 21, 2011, Wells Fargo Bank, National Association, as collateral agent and trustee under the indenture dated as of July 9, 2012, The Bon-Ton Stores, Inc., and the subsidiaries of The Bon-Ton Stores, Inc. named therein (incorporated by reference to Exhibit 10.2 to the 7/13/12 Form 8-K)

10.3	Employment Agreement with Anthony Buccina (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 30, 2012)
10.4	Seventh Amendment to Credit Card Program Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 19, 2012)
10.5	Amendment to Employment Agreement with Stephen Byers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 21, 2012 (“8/21/12 Form 8-K”))
10.6	Amendment to Employment Agreement with Barbara J. Schrantz (incorporated by reference to Exhibit 10.2 to the 8/21/12 Form 8-K)
31.1*	Certification of Brendan L. Hoffman
31.2*	Certification of Keith E. Plowman
32.1**	Certification Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934
101***

The following financial statements from The Bon-Ton Stores, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2012, filed on September 5, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Shareholders’ Equity and (vi) the Notes to Consolidated Financial Statements.

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

THE BON-TON STORES, INC.

DATE:	September 5, 2012	BY:	/s/ Brendan L. Hoffman
Brendan L. Hoffman
President and
Chief Executive Officer

DATE:	September 5, 2012	BY:	/s/ Keith E. Plowman
Keith E. Plowman
Executive Vice President,
Chief Financial Officer and
Principal Accounting Officer