Form 10-Q
period 2012-10-27
BON TON STORES INC
filed 2012-12-05
CIK 878079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter ended October 27, 2012	Commission File Number
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

As of November 23, 2012, there were 17,153,477 shares of Common Stock, $.01 par value, and 2,951,490 shares of Class A Common Stock, $.01 par value, outstanding.

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE BON-TON STORES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)	October 27,	January 28,
(Unaudited)	2012	2012
Assets
Current assets:
Cash and cash equivalents	$8,104	$14,272
Merchandise inventories	957,687	699,504
Prepaid expenses and other current assets	66,688	69,032
Total current assets	1,032,479	782,808

Property, fixtures and equipment at cost, net of accumulated depreciation and amortization of $799,754 and $743,312 at October 27, 2012 and January 28, 2012, respectively	660,874	677,133
Deferred income taxes	12,474	12,385
Intangible assets, net of accumulated amortization of $57,483 and $51,975 at October 27, 2012 and January 28, 2012, respectively	113,269	119,165
Other long-term assets	22,161	26,712
Total assets	$1,841,257	$1,618,203

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$370,454	$205,492
Accrued payroll and benefits	36,338	31,636
Accrued expenses	146,645	162,855
Current maturities of long-term debt	7,315	8,066
Current maturities of obligations under capital leases	3,830	4,365
Deferred income taxes	17,604	16,231
Total current liabilities	582,186	428,645

Long-term debt, less current maturities	957,581	814,271
Obligations under capital leases, less current maturities	53,777	56,677
Other long-term liabilities	207,411	187,003
Total liabilities	1,800,955	1,486,596

Contingencies (Note 11)

Shareholders’ equity:
Preferred Stock - authorized 5,000,000 shares at $0.01 par value; no shares issued	—	—
Common Stock - authorized 40,000,000 shares at $0.01 par value; issued shares of 17,439,414 and 17,081,376 at October 27, 2012 and January 28, 2012, respectively	174	171
Class A Common Stock - authorized 20,000,000 shares at $0.01 par value; issued and outstanding shares of 2,951,490 at October 27, 2012 and January 28, 2012	30	30
Treasury stock, at cost - 337,800 shares at October 27, 2012 and January 28, 2012	(1,387)	(1,387)
Additional paid-in-capital	158,187	155,400
Accumulated other comprehensive loss	(69,568)	(74,356)
(Accumulated deficit) retained earnings	(47,134)	51,749
Total shareholders’ equity	40,302	131,607
Total liabilities and shareholders’ equity	$1,841,257	$1,618,203

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
(In thousands except per share data)	October 27,	October 29,	October 27,	October 29,
(Unaudited)	2012	2011	2012	2011

Net sales	$668,731	$656,070	$1,904,357	$1,901,431
Other income	14,389	14,498	40,320	42,888
	683,120	670,568	1,944,677	1,944,319

Costs and expenses:
Costs of merchandise sold	424,219	410,703	1,226,151	1,203,888
Selling, general and administrative	224,846	234,856	672,521	676,681
Depreciation and amortization	22,074	23,271	67,805	74,005
Amortization of lease-related interests	1,168	1,195	3,529	3,584
Income (loss) from operations	10,813	543	(25,329)	(13,839)
Interest expense, net	19,995	21,938	61,274	68,005
Loss on exchange/extinguishment of debt	617	—	8,087	9,450

Loss before income taxes	(9,799)	(21,395)	(94,690)	(91,294)
Income tax provision (benefit)	349	640	1,277	(971)

Net loss	$(10,148)	$(22,035)	$(95,967)	$(90,323)

Per share amounts –
Basic:
Net loss	$(0.55)	$(1.21)	$(5.20)	$(5.00)

Diluted:
Net loss	$(0.55)	$(1.21)	$(5.20)	$(5.00)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
(In thousands)	October 27,	October 29,	October 27,	October 29,
(Unaudited)	2012	2011	2012	2011

Net loss	$(10,148)	$(22,035)	$(95,967)	$(90,323)
Other comprehensive income (loss), net of tax:
Amortization of pension and postretirement benefit plans	1,596	502	4,788	1,507
Amortization of cash flow derivatives	—	—	—	(2,018)
Other comprehensive income (loss)	1,596	502	4,788	(511)
Comprehensive loss	$(8,552)	$(21,533)	$(91,179)	$(90,834)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	THIRTY-NINE
	WEEKS ENDED
(In thousands)	October 27,	October 29,
(Unaudited)	2012	2011
Cash flows from operating activities:
Net loss	$(95,967)	$(90,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67,805	74,005
Amortization of lease-related interests	3,529	3,584
Share-based compensation expense	3,913	3,995
(Gain) loss on sale of property, fixtures and equipment	(2,924)	7
Reclassifications of accumulated other comprehensive loss	4,788	2,714
Loss on exchange/extinguishment of debt	8,087	9,450
Amortization of deferred financing costs	5,460	6,506
Amortization of deferred gain on sale of proprietary credit card portfolio	(1,021)	(1,810)
Deferred income tax provision (benefit)	1,283	(1,968)
Changes in operating assets and liabilities:
Increase in merchandise inventories	(258,183)	(274,511)
Decrease in prepaid expenses and other current assets	2,344	11,934
(Increase) decrease in other long-term assets	(377)	786
Increase in accounts payable	174,039	201,994
Decrease in accrued payroll and benefits and accrued expenses	(5,706)	(25,691)
Decrease in income taxes payable	—	(95)
Increase in other long-term liabilities	21,357	5,986
Net cash used in operating activities	(71,573)	(73,437)

Cash flows from investing activities:
Capital expenditures	(57,567)	(51,069)
Proceeds from sale of property, fixtures and equipment	8,258	2,386
Net cash used in investing activities	(49,309)	(48,683)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(406,539)	(469,952)
Proceeds from issuance of long-term debt	544,636	590,440
Cash dividends paid	(2,904)	(1,910)
Restricted shares forfeited in lieu of payroll taxes	(1,660)	(3,584)
Proceeds from stock options exercised	537	398
Deferred financing costs paid	(878)	(5,931)
Debt exchange costs paid	(6,684)	—
(Decrease) increase in book overdraft balances	(11,794)	9,128
Net cash provided by financing activities	114,714	118,589

Net decrease in cash and cash equivalents	(6,168)	(3,531)

Cash and cash equivalents at beginning of period	14,272	16,339

Cash and cash equivalents at end of period	$8,104	$12,808

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					Accumulated	(Accumulated
		Class A		Additional	Other	Deficit)
(In thousands except per share data)	Common	Common	Treasury	Paid-in	Comprehensive	Retained
(Unaudited)	Stock	Stock	Stock	Capital	Loss	Earnings	Total
BALANCE AT JANUARY 28, 2012	$171	$30	$(1,387)	$155,400	$(74,356)	$51,749	$131,607

Net loss	—	—	—	—	—	(95,967)	(95,967)
Other comprehensive income	—	—	—	—	4,788	—	4,788
Dividends to shareholders, $0.15 per share	—	—	—	—	—	(2,916)	(2,916)
Restricted shares forfeited in lieu of payroll taxes	(2)	—	—	(1,658)	—	—	(1,660)
Proceeds from stock options exercised	—	—	—	537	—	—	537
Share-based compensation expense	5	—	—	3,908	—	—	3,913

BALANCE AT OCTOBER 27, 2012	$174	$30	$(1,387)	$158,187	$(69,568)	$(47,134)	$40,302

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share data)

1.             BASIS OF PRESENTATION

The Bon-Ton Stores, Inc., a Pennsylvania corporation, was incorporated on January 31, 1996 as the successor of a company incorporated on January 31, 1929.  The Bon-Ton Stores, Inc. operates, through its subsidiaries, 273 stores in 24 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson Pirie Scott, Elder-Beerman, Herberger’s and Younkers nameplates and, in the Detroit, Michigan area, under the Parisian nameplate.

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

For purposes of the following discussion, references to the “first quarter of 2012” are to the 13 weeks ended April 28, 2012.  References to the “third quarter of 2012” and the “third quarter of 2011” are to the 13 weeks ended October 27, 2012 and October 29, 2011, respectively.  References to “fiscal 2012” are to the 53 weeks ending February 2, 2013; references to “fiscal 2011” are to the 52 weeks ended January 28, 2012.

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

2.             PER-SHARE AMOUNTS

The following table presents a reconciliation of net loss and weighted average shares outstanding used in basic and diluted earnings (loss) per share (“EPS”) calculations for each period presented:

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011

Basic Loss Per Common Share
Net loss	$(10,148)	$(22,035)	$(95,967)	$(90,323)
Less: Income allocated to participating securities	—	—	—	—
Net loss available to common shareholders	$(10,148)	$(22,035)	$(95,967)	$(90,323)

Weighted average common shares outstanding	18,606,243	18,151,401	18,471,204	18,068,224

Basic loss per common share	$(0.55)	$(1.21)	$(5.20)	$(5.00)

Diluted Loss Per Common Share
Net loss	$(10,148)	$(22,035)	$(95,967)	$(90,323)
Less: Income allocated to participating securities	—	—	—	—
Net loss available to common shareholders	$(10,148)	$(22,035)	$(95,967)	$(90,323)

Weighted average common shares outstanding	18,606,243	18,151,401	18,471,204	18,068,224
Common shares issuable - stock options	—	—	—	—
Weighted average common shares outstanding assuming dilution	18,606,243	18,151,401	18,471,204	18,068,224

Diluted loss per common share	$(0.55)	$(1.21)	$(5.20)	$(5.00)

Due to the Company’s net loss position, weighted average unvested restricted shares (participating securities) of 1,257,690 and 1,409,442 for the third quarter in each of 2012 and 2011, respectively, and 1,348,361 and 1,392,840 for the 39 weeks ended October 27, 2012 and October 29, 2011, respectively, were not considered in the calculation of net loss available to common shareholders used for both basic and diluted EPS.

In addition, weighted average stock option shares (non-participating securities) of 777,593 and 973,659 for the third quarter in each of 2012 and 2011, respectively, and 887,178 and 993,475 for the 39 weeks ended October 27, 2012 and October 29, 2011, respectively, were excluded from the calculation of diluted EPS as they would have been antidilutive.  Certain of these stock option shares were excluded solely due to the Company’s net loss position.  Had the Company reported net income for the third quarter in each of 2012 and 2011, these shares would have had an effect of 180,804 and 64,413 dilutive shares, respectively,

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share data)

for purposes of calculating diluted EPS.  Had the Company reported net income for the 39 weeks ended October 27, 2012 and October 29, 2011, these shares would have had an effect of 111,998 and 197,051 dilutive shares, respectively, for purposes of calculating diluted EPS.

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

The carrying value and estimated fair value of the Company’s long-term debt, including current maturities but excluding capital leases, as of October 27, 2012 are as follows:

			Fair Value Measurements Using
	Carrying Value	Total Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior notes	$133,983	$132,107	$132,107	$—	$—
Second lien senior secured notes	329,998	303,598	—	303,598	—
Mortgage facilities	228,585	233,588	—	—	233,588
Senior secured credit facility	272,330	272,330	—	—	272,330
Total	$964,896	$941,623	$132,107	$303,598	$505,918

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

The following table summarizes the effect of the expired interest rate swaps on the consolidated statement of operations and AOCI, after being de-designated on December 4, 2009:

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share data)

	Location of Loss Reclassified from AOCI to the Statement of Operations	Amount of Loss Reclassified from AOCI to the Statement of Operations	Location of Loss Recognized in the Statement of Operations	Amount of Loss Recognized in the Statement of Operations
13 Weeks Ended October 29, 2011	Interest expense, net	$—	Interest expense, net	$—
39 Weeks Ended October 29, 2011	Interest expense, net	$1,206	Interest expense, net	$93

5.                                      SUPPLEMENTAL BALANCE SHEET INFORMATION

Prepaid expenses and other current assets were comprised of the following:

	October 27,	January 28,
	2012	2012
Prepaid expenses	$38,728	$27,913
Other receivables	27,960	41,119
Total	$66,688	$69,032

Other long-term liabilities were comprised of the following:

	October 27,	January 28,
	2012	2012
Deferred income	$96,364	$56,548
Other	111,047	130,455
Total	$207,411	$187,003

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share data)

6.                                      SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental cash flow information is provided for the periods reported:

	THIRTY-NINE
	WEEKS ENDED
	October 27,	October 29,
	2012	2011

Cash paid for:
Interest, net of amounts capitalized	$67,513	$78,743
Income taxes, net of refunds received	(811)	690

Non-cash investing and financing activities:
Property, fixtures and equipment included in accrued expenses	$4,876	$3,083
Declared dividends to shareholders included in accrued expenses	974	962

7.                                      EXIT OR DISPOSAL ACTIVITIES

The following table summarizes exit or disposal activities during the 39 weeks ended October 27, 2012 related to targeted reductions in administrative and support functions and store closings in fiscal 2012 and fiscal 2011:

	Termination Benefits	Other Costs	Total
Accrued balance as of January 28, 2012	$612	$—	$612
Provisions:
Thirteen weeks ended April 28, 2012	2,755	352	3,107
Thirteen weeks ended July 28, 2012	3,619	8	3,627
Thirteen weeks ended October 27, 2012	1,064	29	1,093
Payments:
Thirteen weeks ended April 28, 2012	(1,664)	(352)	(2,016)
Thirteen weeks ended July 28, 2012	(4,661)	(8)	(4,669)
Thirteen weeks ended October 27, 2012	(614)	(29)	(643)
Accrued balance as of October 27, 2012	$1,111	$—	$1,111

The above provisions were included within selling, general and administrative expense.

8.                                      EMPLOYEE DEFINED AND POSTRETIREMENT BENEFIT PLANS

The Company provides benefits to certain current and former associates who are eligible under a qualified defined benefit pension plan and various non-qualified supplemental pension plans (collectively, the “Pension Plans”).  Net periodic benefit expense for the Pension Plans includes the following (income) and expense components:

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share data)

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Interest cost	$2,116	$2,373	$6,350	$7,120
Expected return on plan assets	(2,157)	(2,359)	(6,471)	(7,076)
Recognition of net actuarial loss	1,689	628	5,068	1,883
Net periodic benefit expense	$1,648	$642	$4,947	$1,927

During the 39 weeks ended October 27, 2012, contributions of $17,438 were made to the Pension Plans.  The Company anticipates contributing an additional $349 to fund the Pension Plans in fiscal 2012 for an annual total of $17,787.

The Company also provides medical and life insurance benefits to certain former associates under a postretirement benefit plan (“Postretirement Benefit Plan”).  Net periodic benefit income for the Postretirement Benefit Plan includes the following (income) and expense components:

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Interest cost	$35	$45	$106	$136
Recognition of net actuarial gain	(93)	(125)	(280)	(375)
Net periodic benefit income	$(58)	$(80)	$(174)	$(239)

During the 39 weeks ended October 27, 2012, the Company contributed $205 to fund the Postretirement Benefit Plan, and anticipates contributing an additional $406 in fiscal 2012 for a net annual total of $611.

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

On June 4, 2012, The Bon-Ton Department Stores, Inc. (the “Issuer”), a wholly owned subsidiary of the Parent, commenced an offer to certain eligible note holders to exchange its outstanding 10¼% Senior Notes due 2014 (the “Old Notes”) for newly issued 10 5/8% Second Lien Senior Secured Notes due 2017 (the “New Notes”) upon the terms and conditions set forth in the Confidential Offering Memorandum and Consent Solicitation Statement dated June 4, 2012 (the “Exchange Offer”).  The Exchange Offer expired on July 3, 2012, with the Issuer receiving tenders with consents from holders of $330,017 principal amount of Old Notes, representing approximately 71% of the outstanding Old Notes.  Upon the July 9, 2012 settlement, $329,998 principal amount of New Notes was issued.  The New Notes are guaranteed by the Parent and by

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share data)

each of its subsidiaries, other than the Issuer, that is an obligor under the Company’s Second Amended and Restated Loan and Security Agreement (the “Second Amended Revolving Credit Facility”).  The New Notes are secured by a second-priority lien on collateral owned by the Issuer and each of the guarantors consisting of substantially all of the Issuer’s and guarantors’ tangible and intangible assets securing the Second Amended Revolving Credit Facility, except for capital stock of the Issuer and certain of the Issuer’s subsidiaries and certain other exceptions. The New Notes will mature on July 15, 2017.  Interest on the New Notes is payable March 15 and September 15 of each year, beginning September 15, 2012.  In addition, the Issuer entered into a supplemental indenture adopting amendments to the indenture under which the Old Notes were issued to permit the liens securing the New Notes.  Fees associated with the exchange of debt totaled $6,716 and were recognized in loss on exchange/extinguishment of debt.

On October 25, 2012, The Bon-Ton Department Stores, Inc. and certain subsidiaries as borrowers and certain other subsidiaries as obligors entered into a First Amendment (the “First Amendment”) to the Company’s Second Amended Revolving Credit Facility.  Commitments for loans under the Second Amended Revolving Credit Facility are in two tranches:  Tranche A revolving commitments of $575,000 (which includes a $150,000 sub-line for letters of credit and $75,000 for swing line loans) and Tranche A-1 revolving commitments of $50,000.  The First Amendment (1) increased the Tranche A-1 revolving commitment to $100,000, (2) increased the margins applicable to borrowings under the Tranche A-1 revolving commitments by 0.25%, and (3) made certain other changes to the borrowing base calculations under the Second Amended Revolving Credit Facility. Unamortized deferred financing fees of $202 associated with the Second Amended Revolving Credit Facility were accelerated upon entry into the First Amendment and were recognized in loss on exchange/extinguishment of debt.

10.                               INCOME TAXES

The provisions codified within ASC Topic 740, Income Taxes (“ASC 740”), require companies to assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence using a “more likely than not” standard.  In accordance with ASC 740, the Company maintained a full valuation allowance throughout fiscal 2011 and the 39 weeks ended October 27, 2012 on all of the Company’s net deferred tax assets.  The Company’s deferred tax asset valuation allowance totaled $185,237 and $147,148 at October 27, 2012 and January 28, 2012, respectively.

Given the Company’s valuation allowance position, no tax benefit was recognized on the Company’s loss before income taxes in the 13 and 39 weeks ended October 27, 2012 and October 29, 2011.  The income tax provision recorded in the 39 weeks ended October 27, 2012 reflects certain state income tax expense and recognition of deferred tax liabilities associated with indefinite-lived assets.  The income tax benefit recorded in the 39 weeks ended October 29, 2011 reflects a $3,224 benefit resulting from reclassifying from accumulated other comprehensive loss the residual tax effect associated with certain interest rate swap contracts which expired on July 14, 2011, partially offset by certain state income tax expense and recognition of deferred tax liabilities associated with indefinite-lived assets.

As a result of the deferred tax asset valuation allowance maintained throughout fiscal 2011 and the 39 weeks ended October 27, 2012, no tax effect was recorded on the changes recognized within other comprehensive income (loss) for all periods presented with regard to the pension and postretirement benefit plans.  The changes recognized within other comprehensive loss for the 39 weeks ended October 29, 2011 with regard to the cash flow derivatives are net of the $3,224 tax benefit discussed above.

As of October 27, 2012, it is reasonably possible that gross unrecognized tax benefits could decrease by $214 within the next 12 months due to the expiration of certain statutes of limitations.

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

12.                               GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

Certain debt obligations of the Company, which constitute debt obligations of the Issuer, are guaranteed by the Parent and by each of its subsidiaries, other than the Issuer, that is an obligor under the Company’s Second Amended Revolving Credit Facility.  Separate financial statements of the Parent, the Issuer and such subsidiary guarantors are not presented because the guarantees by the Parent and each wholly owned subsidiary guarantor are joint and several, full and unconditional, except for certain customary limitations.  These customary limitations include releases of a guarantee (1) if the guarantor no longer guarantees other indebtedness of the Issuer; (2) if there is a sale or other disposition of the capital stock of a guarantor and if such sale complies with the covenant regarding asset sales; and (3) if the subsidiary guarantor is properly designated as an “unrestricted subsidiary.”

The condensed consolidating financial information for the Parent, the Issuer and the guarantor and non-guarantor subsidiaries as of October 27, 2012 and January 28, 2012 and for the third quarter in each of 2012 and 2011 and the 39 weeks ended October 27, 2012 and October 29, 2011 as presented below has been prepared from the books and records maintained by the Parent, the Issuer and the guarantor and non-guarantor subsidiaries. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the guarantor and non-guarantor subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from affiliates will exist at any time.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Balance Sheet

October 27, 2012

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$2,903	$5,200	$—	$—	$8,104
Merchandise inventories	—	471,522	486,165	—	—	957,687
Prepaid expenses and other current assets	—	57,603	7,153	2,119	(187)	66,688
Total current assets	1	532,028	498,518	2,119	(187)	1,032,479
Property, fixtures and equipment at cost, net	—	179,894	226,810	254,170	—	660,874
Deferred income taxes	—	3,194	9,280	—	—	12,474
Intangible assets, net	—	37,581	75,688	—	—	113,269
Investment in and advances to (from) affiliates	40,301	579,409	104,447	(14)	(724,143)	—
Other long-term assets	—	17,546	672	3,943	—	22,161
Total assets	$40,302	$1,349,652	$915,415	$260,218	$(724,330)	$1,841,257

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$370,454	$—	$—	$—	$370,454
Accrued payroll and benefits	—	24,641	11,697	—	—	36,338
Accrued expenses	—	65,614	80,147	1,071	(187)	146,645
Current maturities of long-term debt and obligations under capital leases	—	871	2,959	7,315	—	11,145
Deferred income taxes	—	6,588	11,016	—	—	17,604
Total current liabilities	—	468,168	105,819	8,386	(187)	582,186

Long-term debt and obligations under capital leases, less current maturities	—	742,773	47,315	221,270	—	1,011,358
Other long-term liabilities	—	130,211	75,640	1,560	—	207,411
Total liabilities	—	1,341,152	228,774	231,216	(187)	1,800,955

Shareholders’ equity	40,302	8,500	686,641	29,002	(724,143)	40,302

Total liabilities and shareholders’ equity	$40,302	$1,349,652	$915,415	$260,218	$(724,330)	$1,841,257

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

Thirteen Weeks Ended October 27, 2012

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$289,542	$379,189	$—	$—	$668,731
Other income	—	5,977	8,412	—	—	14,389
	—	295,519	387,601	—	—	683,120

Costs and expenses:
Costs of merchandise sold	—	185,548	238,671	—	—	424,219
Selling, general and administrative	—	100,616	130,871	28	(6,669)	224,846
Depreciation and amortization	—	8,302	11,021	2,751	—	22,074
Amortization of lease-related interests	—	523	645	—	—	1,168
Income (loss) from operations	—	530	6,393	(2,779)	6,669	10,813

Other income (expense):
Intercompany rental and royalty income	—	—	18	6,651	(6,669)	—
Equity in (losses) earnings of subsidiaries	(9,799)	4,163	—	—	5,636	—
Interest expense, net	—	(13,875)	(2,424)	(3,696)	—	(19,995)
Loss on exchange/extinguishment of debt	—	(617)	—	—	—	(617)

(Loss) income before income taxes	(9,799)	(9,799)	3,987	176	5,636	(9,799)
Income tax provision	349	349	243	—	(592)	349

Net (loss) income	$(10,148)	$(10,148)	$3,744	$176	$6,228	$(10,148)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive (Loss) Income

Thirteen Weeks Ended October 27, 2012

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(10,148)	$(10,148)	$3,744	$176	$6,228	$(10,148)
Other comprehensive income, net of tax:
Amortization of pension and postretirement benefit plans	1,596	1,596	—	—	(1,596)	1,596
Other comprehensive income	1,596	1,596	—	—	(1,596)	1,596
Comprehensive (loss) income	$(8,552)	$(8,552)	$3,744	$176	$4,632	$(8,552)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

Thirteen Weeks Ended October 29, 2011

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$286,513	$369,557	$—	$—	$656,070
Other income	—	6,048	8,450	—	—	14,498
	—	292,561	378,007	—	—	670,568

Costs and expenses:
Costs of merchandise sold	—	179,528	231,175	—	—	410,703
Selling, general and administrative	—	107,164	136,283	26	(8,617)	234,856
Depreciation and amortization	—	8,870	11,608	2,793	—	23,271
Amortization of lease-related interests	—	617	578	—	—	1,195
(Loss) income from operations	—	(3,618)	(1,637)	(2,819)	8,617	543

Other income (expense):
Intercompany rental and royalty income	—	—	1,574	7,043	(8,617)	—
Equity in losses of subsidiaries	(21,395)	(2,537)	—	—	23,932	—
Interest expense, net	—	(15,240)	(2,751)	(3,947)	—	(21,938)

(Loss) income before income taxes	(21,395)	(21,395)	(2,814)	277	23,932	(21,395)
Income tax provision	640	640	320	—	(960)	640

Net (loss) income	$(22,035)	$(22,035)	$(3,134)	$277	$24,892	$(22,035)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive (Loss) Income

Thirteen Weeks Ended October 29, 2011

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(22,035)	$(22,035)	$(3,134)	$277	$24,892	$(22,035)
Other comprehensive income, net of tax:
Amortization of pension and postretirement benefit plans	502	502	—	—	(502)	502
Other comprehensive income	502	502	—	—	(502)	502
Comprehensive (loss) income	$(21,533)	$(21,533)	$(3,134)	$277	$24,390	$(21,533)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

Thirty-Nine Weeks Ended October 27, 2012

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$824,706	$1,079,651	$—	$—	$1,904,357
Other income	—	16,056	24,264	—	—	40,320
	—	840,762	1,103,915	—	—	1,944,677

Costs and expenses:
Costs of merchandise sold	—	533,508	692,643	—	—	1,226,151
Selling, general and administrative	—	301,746	394,675	(3,486)	(20,414)	672,521
Depreciation and amortization	—	25,575	33,897	8,333	—	67,805
Amortization of lease-related interests	—	1,579	1,950	—	—	3,529
Loss from operations	—	(21,646)	(19,250)	(4,847)	20,414	(25,329)

Other income (expense):
Intercompany rental and royalty income	—	—	55	20,359	(20,414)	—
Equity in losses of subsidiaries	(94,690)	(24,025)	—	—	118,715	—
Interest expense, net	—	(42,101)	(7,924)	(11,249)	—	(61,274)
Loss on exchange/extinguishment of debt	—	(6,918)	—	(1,169)	—	(8,087)

(Loss) income before income taxes	(94,690)	(94,690)	(27,119)	3,094	118,715	(94,690)
Income tax provision	1,277	1,277	682	—	(1,959)	1,277

Net (loss) income	$(95,967)	$(95,967)	$(27,801)	$3,094	$120,674	$(95,967)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive (Loss) Income

Thirty-Nine Weeks Ended October 27, 2012

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(95,967)	$(95,967)	$(27,801)	$3,094	$120,674	$(95,967)
Other comprehensive income, net of tax:
Amortization of pension and postretirement benefit plans	4,788	4,788	—	—	(4,788)	4,788
Other comprehensive income	4,788	4,788	—	—	(4,788)	4,788
Comprehensive (loss) income	$(91,179)	$(91,179)	$(27,801)	$3,094	$115,886	$(91,179)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

Thirty-Nine Weeks Ended October 29, 2011

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$827,197	$1,074,234	$—	$—	$1,901,431
Other income	—	17,703	25,185	—	—	42,888
	—	844,900	1,099,419	—	—	1,944,319

Costs and expenses:
Costs of merchandise sold	—	523,997	679,891	—	—	1,203,888
Selling, general and administrative	—	308,328	394,270	78	(25,995)	676,681
Depreciation and amortization	—	28,275	37,202	8,528	—	74,005
Amortization of lease-related interests	—	1,851	1,733	—	—	3,584
Loss from operations	—	(17,551)	(13,677)	(8,606)	25,995	(13,839)

Other income (expense):
Intercompany rental and royalty income	—	—	4,649	21,346	(25,995)	—
Equity in losses of subsidiaries	(91,294)	(16,912)	—	—	108,206	—
Interest expense, net	—	(47,381)	(8,693)	(11,931)	—	(68,005)
Loss on exchange/extinguishment of debt	—	(9,450)	—	—	—	(9,450)

(Loss) income before income taxes	(91,294)	(91,294)	(17,721)	809	108,206	(91,294)
Income tax (benefit) provision	(971)	(971)	1,024	—	(53)	(971)

Net (loss) income	$(90,323)	$(90,323)	$(18,745)	$809	$108,259	$(90,323)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive (Loss) Income

Thirty-Nine Weeks Ended October 29, 2011

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(90,323)	$(90,323)	$(18,745)	$809	$108,259	$(90,323)
Other comprehensive loss, net of tax:
Amortization of pension and postretirement benefit plans	1,507	1,507	—	—	(1,507)	1,507
Amortization of cash flow derivatives	(2,018)	(2,018)	—	—	2,018	(2,018)
Other comprehensive loss	(511)	(511)	—	—	511	(511)
Comprehensive (loss) income	$(90,834)	$(90,834)	$(18,745)	$809	$108,770	$(90,834)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Cash Flows

Thirty-Nine Weeks Ended October 27, 2012

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$4,564	$(94,211)	$20,133	$4,698	$(6,757)	$(71,573)

Cash flows from investing activities:
Capital expenditures	—	(34,173)	(23,394)	—	—	(57,567)
Intercompany investing activity	(537)	(1,727)	—	—	2,264	—
Proceeds from sale of property, fixtures and equipment	—	14	10	8,234	—	8,258
Net cash (used in) provided by investing activities	(537)	(35,886)	(23,384)	8,234	2,264	(49,309)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(393,117)	(2,079)	(11,343)	—	(406,539)
Proceeds from issuance of long-term debt	—	544,636	—	—	—	544,636
Intercompany financing activity	—	(2,904)	—	(1,589)	4,493	—
Cash dividends paid	(2,904)	—	—	—	—	(2,904)
Restricted shares forfeited in lieu of payroll taxes	(1,660)	—	—	—	—	(1,660)
Proceeds from stock options exercised	537	—	—	—	—	537
Deferred financing costs paid	—	(878)	—	—	—	(878)
Debt exchange costs paid	—	(6,684)	—	—	—	(6,684)
Decrease in book overdraft balances	—	(11,794)	—	—	—	(11,794)
Net cash (used in) provided by financing activities	(4,027)	129,259	(2,079)	(12,932)	4,493	114,714

Net decrease in cash and cash equivalents	—	(838)	(5,330)	—	—	(6,168)

Cash and cash equivalents at beginning of period	1	3,741	10,530	—	—	14,272

Cash and cash equivalents at end of period	$1	$2,903	$5,200	$—	$—	$8,104

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

14.                               SUBSEQUENT EVENT

On December 4, 2012, the Company declared a quarterly cash dividend of $0.05 per share on shares of Class A common stock and common stock, payable December 21, 2012 to shareholders of record as of December 14, 2012.

THE BON-TON STORES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.                                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of the following discussion, references to the “first quarter of 2011” are to the 13 weeks ended April 30, 2011.  References to the “second quarter of 2012” are to the 13 weeks ended July 28, 2012.  References to the “third quarter of 2012” and the “third quarter of 2011” are to the 13 weeks ended October 27, 2012 and October 29, 2011, respectively.  References to “2012” and “2011” are to the 39 weeks ended October 27, 2012 and October 29, 2011, respectively.  References to “fiscal 2012” are to the 53-week period ending February 2, 2013; references to “fiscal 2011” are to the 52-week period ended January 28, 2012.  References to “the Company,” “we,” “us,” and “our” refer to The Bon-Ton Stores, Inc. and its wholly owned subsidiaries.

Overview

General

The Company, a Pennsylvania corporation, is one of the largest regional department store operators in the United States, offering a broad assortment of brand-name fashion apparel and accessories for women, men and children.  Our merchandise offerings also include cosmetics, home furnishings and other goods. We currently operate 273 stores in 24 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson Pirie Scott, Elder-Beerman, Herberger’s and Younkers nameplates and, in the Detroit, Michigan area, under the Parisian nameplate, encompassing a total of approximately 25 million square feet.

We operate in the department store segment of the U.S. retail industry, a highly competitive environment.  The department store industry continues to evolve in response to the evolution of competitive retail formats — mass merchandisers, national chain retailers, specialty retailers and online retailers — and the advent of mobile technology and social media.

Performance Summary and Fiscal 2012 Guidance

Our third quarter of 2012 results underscore our continued progress in implementing key initiatives to drive growth and improve our financial performance.  Our success reflected a combination of factors, including the continued refinement of our merchandise assortment of both national and private brands, particularly as it relates to the mix of traditional and updated product, enhanced marketing efforts and disciplined expense management. In addition, we are making the systems and infrastructure investments necessary to evolve our business to more fully embrace omni-channel retailing and customer communication.  We have enacted reductions in administrative and support functions that are expected to reduce expenses in excess of $40 million on an annualized basis, with estimated cost savings of $30 million in fiscal 2012; selling, general and administrative (“SG&A”) expense in 2012 included severance-related costs of $8.0 million related to these targeted reductions.

We successfully completed the exchange of $330.0 million principal amount of our senior notes and entered into an amendment to our revolving credit facility which, among certain other changes, increases our revolving borrowing commitments to $675.0 million from our previous limitation of $625.0 million.  We believe the extension of the maturity date of the exchanged notes from 2014 to 2017 and the increase in our borrowing availability have enhanced our financial position.  Additionally, we completed the transition of our proprietary credit card program to our new service provider, World Financial Network Bank, a bank subsidiary of Alliance Data Systems Corporation.  We are benefiting from higher approval rates and credit limits, a streamlined new account opening process and improved marketing and store solicitation support.

On November 15, 2012, we reaffirmed our (loss) earnings per diluted share guidance of a range of $(1.35) to $0.20 for fiscal 2012.

We are finding that cost pressures on our inventory have moderated.  In our private brands, where we have greater control over the production and manufacturing of merchandise, we will continue to diversify production to lower cost markets.  We have realized cost reductions of 5% to 8% on fall 2012 receipts from fall 2011 pricing levels, and we anticipate decreases of approximately 10% in spring 2013 receipts from spring 2012 pricing levels.

Senior Notes Exchange and Credit Facility Amendment

On June 4, 2012, we commenced an offer to certain eligible note holders to exchange outstanding 10¼% Senior Notes due 2014 (the “Old Notes”) for newly issued 10 5/8% Second Lien Senior Secured Notes due 2017 (the “New Notes”).  We received tenders with consents from holders of $330.0 million principal amount of Old Notes, representing approximately 71% of the outstanding Old Notes.  Upon the July 9, 2012 settlement, $330.0 million principal amount of New Notes was issued.  Fees associated with the exchange of debt totaled $6.7 million and were recognized in loss on exchange/extinguishment of debt.

On October 25, 2012, we entered into a First Amendment (the “First Amendment”) to our senior secured Second Amended and Restated Loan and Security Agreement (the “Second Amended Revolving Credit Facility”), increasing our revolving borrowing commitments to $675.0 million from $625.0 million.  Unamortized deferred financing fees of $0.2 million associated with the Second Amended Revolving Credit Facility were accelerated upon entry into the First Amendment and were recognized in loss on exchange/extinguishment of debt.

See “Liquidity and Capital Resources,” below, for further discussion of the senior notes exchange and the First Amendment.

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Other income	2.2	2.2	2.1	2.3
	102.2	102.2	102.1	102.3
Costs and expenses:
Costs of merchandise sold	63.4	62.6	64.4	63.3
Selling, general and administrative	33.6	35.8	35.3	35.6
Depreciation and amortization	3.3	3.5	3.6	3.9
Amortization of lease-related interests	0.2	0.2	0.2	0.2
Income (loss) from operations	1.6	0.1	(1.3)	(0.7)
Interest expense, net	3.0	3.3	3.2	3.6
Loss on exchange/extinguishment of debt	0.1	—	0.4	0.5
Loss before income taxes	(1.5)	(3.3)	(5.0)	(4.8)
Income tax provision (benefit)	0.1	0.1	0.1	(0.1)
Net loss	(1.5)%	(3.4)%	(5.0)%	(4.8)%

Third Quarter of 2012 Compared with Third Quarter of 2011

Net sales:  Net sales in the third quarter of 2012 were $668.7 million, compared with $656.1 million in the third quarter of 2011, reflecting an increase of 1.9%.  Comparable store sales increased 1.9% in the period.  We were pleased with favorable customer response to new offerings, reflecting continued adjustments in our merchandise assortments.  Customers are responding equally well to new marketing messages that we believe more effectively communicate the value in our product.

Merchandise categories with sales increases in the third quarter of 2012 included Footwear, Women’s Apparel and Men’s Sportswear (included in Men’s Apparel).  Footwear sales benefited from continued strategic capital investment for expansion and remodels in certain stores.  We believe that, through thoughtfully calibrated inventory adjustments, we have achieved a better balance of traditional and updated merchandise in Women’s Apparel, resulting in an improved sales performance in the period.  Strong sales of nationally-distributed branded merchandise drove sales increases in Men’s Sportswear.

The poorest performing categories in the period were Furniture and Soft Home (included in Home) and Juniors’ Apparel.  Sales in Furniture were adversely impacted by ongoing economic concerns and resultant customer reluctance to purchase higher-priced items.  A reduced marketing presence unfavorably impacted sales in two promotional events in Soft Home.  We are working to identify opportunities to improve the sales performance in Juniors’ Apparel.

Other income:  Other income, which includes income from revenues received under our credit card program agreement, miscellaneous revenue departments and gift and merchandise return card breakage, was $14.4 million in the third quarter of 2012 as compared with $14.5 million in the third quarter of 2011.

Costs and expenses: Gross margin in the third quarter of 2012 decreased $0.9 million to $244.5 million as compared with $245.4 million in the comparable prior year period, the result of the reduction in the gross margin rate.  Gross margin as a percentage of net sales decreased 80 basis points to 36.6% in the third quarter of 2012 from 37.4% in the same period last year, largely the result of increased net markdowns and delivery expenses.

SG&A expense in the third quarter of 2012 was $224.8 million as compared with $234.9 million in the third quarter of 2011, a decrease of $10.0 million.  The current year expense rate, at 33.6% of net sales, decreased 220 basis points due to the sales volume increase and expense reduction in the period.  The expense reduction is primarily due to ongoing cost control efforts, including reduced marketing expenditures and store expenses, partially offset by increased benefit and severance-related costs.

Depreciation and amortization expense and amortization of lease-related interests decreased $1.2 million to $23.2 million in the third quarter of 2012 from $24.5 million in the third quarter of 2011, primarily due to a reduced asset base.

Interest expense, net:  Net interest expense was $20.0 million, or 3.0% of net sales, in the third quarter of 2012 as compared with $21.9 million, or 3.3% of net sales, in the third quarter of 2011.  The $1.9 million decrease primarily reflects reduced borrowings and lower borrowing rates throughout the period.

Loss on exchange/extinguishment of debt:  In the third quarter of 2012, we recorded a $0.4 million loss on exchange of debt related to fees associated with the exchange of our Old Notes for New Notes and a $0.2 million loss on extinguishment of debt related to accelerated amortization of deferred fees associated with the First Amendment to our Second Amended Revolving Credit Facility.

Income tax provision:  The effective income tax rate in the third quarter in each of 2012 and 2011 largely reflects the Company’s valuation allowance position against all net deferred tax assets.  The income tax provision of $0.3 million and $0.6 million in each of the third quarter of 2012 and 2011, respectively, primarily reflects recognition of deferred tax liabilities associated with indefinite-lived assets and certain state income tax expense.

2012 Compared with 2011

Net sales:  Net sales in 2012 were $1,904.4 million, compared with $1,901.4 million in 2011, an increase of 0.2%.  Comparable store sales increased 0.3% in the 39 weeks, the result of our improved performance in the third quarter.  We continue to adjust our merchandise mix throughout our product categories, and are pleased with the favorable response from our customers.  Marketing messages that effectively communicate the value in our product have resonated with our customer as well.

The best performing merchandise categories in 2012 were Footwear, Hard and Soft Home (included in Home) and Cosmetics. Footwear sales continue to benefit from capital employed for expansion and remodels. A strong Semi-Annual Home sale in the second quarter drove increases in Hard and Soft Home, largely due to the successful introduction of new fall goods and the continued success in sales of small electronics and basic housewares.  Cosmetics sales increases were driven by strength in men’s fragrances and treatment lines.

Sales in Moderate Sportswear and the special-size areas of Petites and Women’s (all included in Women’s Apparel) were challenged in the spring season of 2012 as these merchandise categories were adversely impacted by reduced levels of inventory in traditional product.  Inventory investment has been increased throughout the second and third quarters of 2012 to better align with customer preference and we believe we have achieved the appropriate mix of product, with sales improving significantly in the third quarter.  Sales in Furniture were adversely impacted by ongoing economic concerns and resultant customer reluctance to purchase big ticket items.  In addition, we are working to identify opportunities to improve the sales performance in Juniors’ Apparel as this merchandise category continues to lag Company performance.

Other income:  Other income was $40.3 million in 2012 as compared with $42.9 million in 2011. The decrease primarily reflects reduced revenues from our proprietary credit card.

Costs and expenses: Gross margin in 2012 was $678.2 million as compared with $697.5 million in 2011, reflecting a decrease of $19.3 million. The decrease in gross margin dollars was due to the decreased margin rate in the period.  Gross margin as a percentage of net sales decreased 110 basis points to 35.6% in the current year from 36.7% last year, primarily due to increased net markdowns in response to sales trends, particularly in the spring season, and increased delivery expenses.

SG&A expense in 2012 was $672.5 million as compared with $676.7 million in 2011.  The $4.2 million decrease was primarily the result of reduced marketing and store expenditures, augmented by the $3.2 million gain on the sale of two of our stores in Rochester, New York.  Expense reductions were partially offset by $8.0 million of severance-related costs associated with targeted reductions to our cost structure and increased benefit costs.  The expense rate in 2012 decreased 30 basis points to 35.3% of net sales.

Depreciation and amortization expense and amortization of lease-related interests decreased $6.3 million to $71.3 million in 2012, primarily due to a reduced asset base.

Interest expense, net:  Net interest expense was $61.3 million, or 3.2% of net sales, in 2012 as compared with $68.0 million, or 3.6% of net sales, in 2011.  The $6.7 million reduction is largely due to reduced borrowing levels and lower borrowing rates throughout the period.

Loss on exchange/extinguishment of debt:  In 2012, we recorded a $6.7 million loss on exchange of debt related to fees associated with the exchange of our Old Notes for New Notes.  Additionally, we recorded a $1.4 million loss on extinguishment of debt related to the prepayment of mortgage debt associated with the sale of two of our stores in Rochester, New York and accelerated amortization of deferred fees associated with the First Amendment to our Second Amended Revolving Credit Facility.  In the first quarter of 2011, we recorded a $9.5 million loss on extinguishment of debt for fees associated with the voluntary prepayment of our second lien term loan and an amendment of our revolving credit facility.

Income tax provision (benefit):  The effective tax rate in each of 2012 and 2011 largely reflects the Company’s valuation allowance position against all net deferred tax assets.  The $1.3 million income tax provision in 2012 reflects recognition of deferred tax liabilities associated with indefinite-lived assets.  The $1.0 million income tax benefit in 2011 includes a $3.2 million benefit resulting from reclassifying from accumulated other comprehensive loss the residual tax effect associated with certain interest rate swap contracts which expired on July 14, 2011, partially offset by certain state income tax expense and recognition of deferred tax liabilities associated with indefinite-lived assets.

Seasonality

Our business, like that of most retailers, is subject to seasonal fluctuations, with the major portion of sales and income realized during the second half of each fiscal year, which includes the holiday season.  Due to the fixed nature of certain costs, SG&A expense is typically higher as a percentage of net sales during the first half of each fiscal year.  We typically finance working capital increases in the second half of each fiscal year through additional borrowings under our $675.0 million senior secured Second Amended Revolving Credit Facility that expires on the earlier of (a) March 21, 2016 and (b) the date that is 60 days prior to the earlier of the maturity date of our Old Notes (March 15, 2014) and the mortgage loan facility (March 6, 2016).

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

On June 4, 2012, The Bon-Ton Department Stores, Inc. (the “Issuer”), a wholly owned subsidiary of The Bon-Ton Stores, Inc. (the “Parent”), commenced an offer to certain eligible note holders to exchange the Old Notes for the New Notes upon the terms and conditions set forth in the Confidential Offering Memorandum and Consent Solicitation Statement dated June 4, 2012 (the “Exchange Offer”).  The Exchange Offer expired on July 3, 2012, with the Issuer receiving tenders with consents from holders of $330.0 million principal amount of Old Notes, representing approximately 71% of the outstanding Old Notes.  Upon the July 9, 2012 settlement, $330.0 million principal amount of New Notes was issued.  The New Notes are guaranteed by the Parent and by each of its subsidiaries, other than the Issuer, that is an obligor under our Second Amended Revolving Credit Facility.  The New Notes are secured by a second-priority lien on collateral owned by the Issuer and each of the guarantors consisting of substantially all of the Issuer’s and guarantors’ tangible and intangible assets securing the Second Amended Revolving Credit Facility, except for capital stock of the Issuer and certain of the Issuer’s subsidiaries and certain other exceptions. The New Notes will mature on July 15, 2017.  Interest on the New Notes is payable March 15 and September 15 of each year, beginning September 15, 2012.  In addition, the Issuer entered into a supplemental indenture adopting amendments to the indenture under which the Old Notes were issued to permit the liens securing the New Notes.  Fees associated with the exchange of debt totaled $6.7 million and were recognized in loss on exchange/extinguishment of debt.

On October 25, 2012, The Bon-Ton Department Stores, Inc. and certain subsidiaries as borrowers and certain other subsidiaries as obligors entered into a First Amendment to the Company’s Second Amended Revolving Credit Facility dated March 21, 2011.  Commitments for loans under the Second Amended Revolving Credit Facility are in two tranches:  Tranche A revolving commitments of $575.0 million (which includes a $150.0 million sub-line for letters of credit and $75.0 million for swing line loans) and Tranche A-1 revolving commitments of $50.0 million.  The First Amendment (1) increased the Tranche A-1 revolving commitment to $100.0 million, (2) increased the margins applicable to borrowings under the Tranche A-1 revolving commitments by 0.25%, and (3) made certain other changes to the borrowing base calculations under the Second Amended Revolving Credit Facility.  Unamortized deferred financing fees of $0.2 million associated with the Second Amended Revolving Credit Facility were accelerated upon entry into the First Amendment and were recognized in loss on exchange/extinguishment of debt.

At October 27, 2012, we had $8.1 million in cash and cash equivalents and $399.5 million available under our Second Amended Revolving Credit Facility (before taking into account the minimum borrowing availability covenant under such facility).  Excess availability was $379.5 million as of the comparable prior year period.  The increase in excess availability reflects an increased borrowing base availability due to the aforementioned First Amendment, partially offset by increased direct borrowings due to the Company’s trailing 12-month performance.  The year-to-year comparison of excess availability is impacted by the July 2012 receipt of a $50.0 million signing bonus from our new credit card provider, the application of which decreased borrowings.  Conversely, we utilized $16.8 million of available monies for required qualified defined benefit pension plan funding in 2012 and approximately $27 million of available funds to repurchase $46.0 million principal amount of Old Notes in the fourth quarter of 2011.  We may from time to time seek to repurchase additional outstanding senior notes through cash purchases in open market transactions, privately negotiated transactions or otherwise.  Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.

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

Our primary sources of working capital are cash flows from operations and borrowings under our Second Amended Revolving Credit Facility, which provides for up to $675.0 million in borrowings (limited by amounts available pursuant to a borrowing base calculation).  Our business follows a seasonal pattern; working capital fluctuates with seasonal variations, reaching its highest level in October or November to fund the purchase of merchandise inventories prior to the holiday season.  The seasonality of our business historically provides greatest cash flow from operations during the holiday season, with fiscal fourth quarter net sales generating the strongest profits of our fiscal year.  As holiday sales significantly reduce inventory levels, this reduction, combined with net income, historically provides us with strong cash flow from operations at the end of our fiscal year.

Cash provided by (used in) our operating, investing and financing activities is summarized as follows:

	THIRTY-NINE
	WEEKS ENDED
	October 27,	October 29,
(Dollars in millions)	2012	2011

Operating activities	$(71.6)	$(73.4)
Investing activities	(49.3)	(48.7)
Financing activities	114.7	118.6

Net cash used in operating activities was $71.6 million and $73.4 million in 2012 and 2011, respectively.  The decrease in cash outflow in the current year primarily reflects reduced working capital needs, partially offset by an increase in the current year loss.  The reduction in working capital needs is primarily due to the deferred gain associated with the signing bonus from our new credit card provider, partially offset by 2012 pension plan contributions.

Net cash used in investing activities in the current year primarily reflects capital expenditures for store renovations to support our strategic initiatives and information technology.  Capital expenditures totaled $57.6 million and $51.1 million in 2012 and 2011, respectively; these expenditures do not reflect reductions for external contributions (primarily leasehold improvement allowances received from landlords) of $4.5 million and $11.4 million in 2012 and 2011, respectively.  We anticipate our fiscal 2012 capital expenditures will not exceed $76.5 million (which does not reflect external contributions of $6.5 million, reducing budgeted net capital investments to $70.0 million).  Cash flows from investing activities in 2012 were also impacted by proceeds of $8.3 million from the sale of property, fixtures and equipment, including proceeds from the sale of the two Rochester, New York stores.

Net cash provided by financing activities was $114.7 million and $118.6 million in 2012 and 2011, respectively.  The reduction in net cash provided by financing activities primarily reflects a decreased book overdraft balance, partially offset by increased net borrowings to fund, among others, increased capital expenditures.

Aside from planned capital expenditures, the Company’s primary cash requirements will be to service debt and finance working capital increases during peak selling seasons.

We paid a quarterly cash dividend of $0.05 per share on shares of Class A common stock and common stock on February 1, 2012, May 1, 2012, August 1, 2012 and November 1, 2012 to shareholders of record as of January 13, 2012, April 13, 2012, July 13, 2012 and October 15, 2012, respectively.  Additionally, a quarterly cash dividend of $0.05 per share was declared on December 4, 2012, payable December 21, 2012 to shareholders of record as of December 14, 2012. Our Board of Directors may consider dividends in subsequent periods as it deems appropriate.

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

Inventory

Inventories are stated at the lower of cost or market as determined by the retail inventory method. Under the retail inventory method, the valuation of inventories and the resulting gross margin is derived by applying a calculated cost-to-retail ratio to the retail value of inventories.  The retail inventory method is an averaging method that has been widely used in the retail industry.  Use of the retail inventory method will result in valuing inventories at the lower of cost or market if markdowns are taken timely as a reduction of the retail value of inventories.

Inherent in the retail inventory method calculation are certain significant management judgments and estimates including, among others, merchandise markups, markdowns and shrinkage, which significantly impact both the ending inventory valuation and the resulting gross margin. These significant estimates, coupled with the fact that the retail inventory method is an averaging process, can, under certain circumstances, result in individual inventory components with cost above related net realizable value. Factors that can lead to this result include applying the retail inventory method to a group of products that is not fairly uniform in terms of its cost, selling price relationship and turnover; or applying the retail inventory method to transactions over a period of time that include different rates of gross profit, such as those relating to seasonal merchandise.  In addition, failure to take timely permanent markdowns can result in an overstatement of inventory under the lower of cost or market principle.  We believe the retail inventory method we use provides an inventory valuation that results in carrying inventory in the aggregate at the lower of cost or market.

Factors considered in the determination of permanent markdowns include inventory obsolescence, excess inventories, current and anticipated demand, age of the merchandise, customer preferences and fashion trends. Demand for merchandise can fluctuate greatly. A significant increase in the demand for merchandise could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on-hand.  If our inventory is determined to be overvalued in the future, we would be required to recognize such costs in costs of goods sold and reduce operating income at the time of such determination.  Therefore, although every effort is made to ensure the accuracy of forecasts of merchandise demand, any significant unanticipated changes in demand or in economic conditions within our markets could have a significant impact on the value of our inventory and reported operating results.

As of January 28, 2012, approximately 32% of our inventories were valued using a first-in, first-out cost basis and approximately 68% of our inventories were valued using a last-in, first-out (“LIFO”) cost basis.

Our LIFO calculations yielded inventory increases in recent prior years due to deflation reflected in price indices used.  The LIFO method values merchandise sold at the cost of more recent inventory purchases (which the deflationary indices indicated to be lower), resulting in the general inventory on-hand being carried at the older, higher costs.  Given these higher values and the promotional retail environment, we have reduced the carrying value of our LIFO inventories to an estimated realizable value.  These reductions totaled $37.2 million as of October 27, 2012 and January 28, 2012.  Inherent in the valuation of inventories are significant management judgments and estimates regarding future merchandise selling costs and pricing.  Should these estimates prove to be inaccurate, we may have overstated or understated our inventory carrying value. In such cases, operating results would ultimately be impacted.

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

We reported net deferred tax liabilities of $5.1 million and $3.8 million at October 27, 2012 and January 28, 2012, respectively.  In assessing the realizability of our deferred tax assets, we considered whether it is more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability and limitations pursuant to Section 382 of the Internal Revenue Code, among others.  Significant weight is given to evidence that can be objectively verified.  As a result, current or previous losses are given more weight than projected future taxable income.  In addition, a recent three-year historical cumulative loss is considered a significant element of negative evidence that is difficult to overcome.

We evaluate our deferred tax assets each reporting period, including assessment of the Company’s cumulative income or loss over the prior three-year period, to determine if valuation allowances are required.  With respect to our reviews during fiscal 2011, our three-year historical cumulative loss and the continuation of uncertain near-term economic conditions impeded our ability to rely on our projections of future taxable income in assessing valuation allowance requirements.  As such, we concluded it was necessary to maintain a full valuation allowance on our net deferred tax assets.  With respect to our three quarterly reviews in 2012, we concluded it was necessary to continue the position of a full valuation allowance on our net deferred tax assets.

Our deferred tax asset valuation allowance totaled $185.2 million and $147.1 million at October 27, 2012 and January 28, 2012, respectively.  If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may need to be adjusted, which could materially impact our financial position and results of operations.  If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard for realization, the valuation allowance would be reduced accordingly in the period that such a conclusion is reached.  If reduced, a maximum of $1.6 million of the valuation allowance reduction would result in an increase to paid-in capital rather than an income tax benefit.

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

Long-lived Assets

Property, fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in our business model or capital strategy can result in the actual useful lives differing from estimates.  In cases where we determined the useful life of property, fixtures and equipment should be shortened, we depreciated the net book value in excess of the salvage value over the revised remaining useful life, thereby increasing depreciation expense.  Factors such as changes in the planned use of fixtures or leasehold improvements could also result in shortened useful lives.  Our net property, fixtures and equipment totaled $660.9 million and $677.1 million at October 27, 2012 and January 28, 2012, respectively.

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

Intangible Assets

Net intangible assets totaled $113.3 million and $119.2 million at October 27, 2012 and January 28, 2012, respectively.  Our intangible assets at October 27, 2012 are principally comprised of $53.2 million of lease interests that relate to below-market-rate leases and $60.0 million associated with trade names, private label brand names and customer lists.  The lease-related interests are being amortized using a straight-line method.  The customer lists are being amortized using a declining-balance method.  At October 27, 2012, trade names and private label brand names of $51.4 million have been deemed as having indefinite lives.

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

Recently Issued Accounting Standards

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which amends FASB Codification Topic 350 (“ASC 350”) to simplify the impairment testing of indefinite-lived intangible assets by allowing an entity to make a qualitative impairment assessment. Entities are required to test indefinite-lived intangible assets for impairment at least annually and more frequently if indicators of impairment exist.  The addition of the optional qualitative assessment permits an entity to consider events and circumstances that could affect the fair value of the indefinite-lived intangible asset and if the entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it will not be required to perform the quantitative impairment test for that asset.  The amendments to ASC 350 made by ASU 2012-02 are effective for interim and annual periods for fiscal years beginning after September 15, 2012.  We do not expect the adoption of ASU 2012-02 to have a material impact on our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting that occurred during the thirteen weeks ended October 27, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:                    OTHER INFORMATION

ITEM 6.                        EXHIBITS

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

10.1	Amendment to Employment Agreement with Stephen Byers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 21, 2012 (“8/21/12 Form 8-K”))
10.2	Amendment to Employment Agreement with Barbara J. Schrantz (incorporated by reference to Exhibit 10.2 to the 8/21/12 Form 8-K)
10.3*	Separation Agreement with Barbara J. Schrantz
10.4	First Amendment to Second Amended and Restated Loan and Security Agreement dated March 21, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 31, 2012)
31.1*	Certification of Brendan L. Hoffman
31.2*	Certification of Keith E. Plowman
32.1**	Certification Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934
101***

The following financial statements from The Bon-Ton Stores, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 27, 2012, filed on December 5, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Shareholders’ Equity and (vi) the Notes to Consolidated Financial Statements.

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

THE BON-TON STORES, INC.

DATE:	December 5, 2012	BY:	/s/ Brendan L. Hoffman
Brendan L. Hoffman
President and
Chief Executive Officer

DATE:	December 5, 2012	BY:	/s/ Keith E. Plowman
Keith E. Plowman
Executive Vice President,
Chief Financial Officer and
Principal Accounting Officer