Form 10-K
period 2013-02-02
BON TON STORES INC
filed 2013-04-17
CIK 878079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended February 2, 2013	Commission File Number 0-19517

THE BON♦TON STORES, INC.
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $86.9 million as of the last business day of the registrant's most recently completed second fiscal quarter. For purposes of this calculation only, the registrant has excluded all shares held in the treasury or that may be deemed to be beneficially owned by executive officers and directors of the registrant. By doing so, the registrant does not concede that such persons are affiliates for purposes of the federal securities laws.

         As of March 29, 2013, there were 16,826,215 shares of Common Stock, $.01 par value, and 2,951,490 shares of Class A Common Stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement for the 2013 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference in Part III to the extent described in Part III.

        The Bon-Ton Stores, Inc. operates on a fiscal year, consisting of the 52- or 53-week period ending on the Saturday nearer January 31 of the following calendar year. References to "2012," "2011" and "2010" represent the 2012 fiscal year ended February 2, 2013, the 2011 fiscal year ended January 28, 2012 and the 2010 fiscal year ended January 29, 2011, respectively. References to "2013" represent the 2013 fiscal year ending February 1, 2014.

        References to "the Company," "we," "us," and "our" refer to The Bon-Ton Stores, Inc. and its subsidiaries.

 PART I

Item 1.    Business

Overview

        The Company, a Pennsylvania corporation, was founded in 1898 and is one of the largest regional department store operators in the United States, offering a broad assortment of brand-name fashion apparel and accessories for women, men and children. Our merchandise offerings also include cosmetics, home furnishings and other goods. We currently operate 272 stores in 24 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner's, Boston Store, Carson's, Elder-Beerman, Herberger's and Younkers nameplates, encompassing a total of approximately 25 million square feet.

Industry Overview

        We compete in the department store segment of the U.S. retail industry, a highly competitive environment. The department store industry continues to evolve in response to the evolution of competitive retail formats—mass merchandisers, national chain retailers, specialty retailers and online retailers—and the advent of mobile technology and social media.

        Our operating results and performance, and that of our competitors, depend significantly on economic conditions and their impact on consumer spending. Presently, there are numerous business and economic factors affecting the retail industry, including the department store sector. These factors include high levels of unemployment and a protracted economic recovery in the U.S. and around the globe.

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

Merchandise Category	2012	2011	2010
Women's Apparel	24.3%	24.5%	25.6%
Home	17.3	17.5	16.7
Cosmetics	14.3	14.1	13.1
Men's Apparel	11.6	11.7	12.0
Accessories	9.8	9.6	9.7
Footwear	9.4	8.8	8.6
Children's Apparel	6.7	6.9	7.0
Intimate Apparel	3.9	4.1	4.3
Juniors' Apparel	2.3	2.5	2.7
Other	0.4	0.3	0.3

Total	100.0%	100.0%	100.0%

Nationally Distributed Brands

        Our nationally distributed brand assortment includes many of the most well-known and popular labels in the apparel, accessories, footwear, cosmetics and home furnishings industries such as Anne Klein, Calvin Klein, Carters, Clarks, Clinique, Coach, Estée Lauder, Fossil, Frye, Jessica Simpson, Jones New York, Kenneth Cole, Lancôme, Lauren, Michael Kors, Nine West, Polo, Steve Madden and Vince Camuto. We believe these brands enable us to position our stores as headquarters for fashion, offering both newness and wardrobe staples at competitive prices. We believe we maintain excellent relationships with our merchandise vendors, working collaboratively to select the most compelling assortments for our customers.

Private Brands

        Our exclusive private brands complement our offerings of nationally distributed brands and are a key component of our overall merchandising strategy. Our private brand portfolio includes popular brands such as Laura Ashley, Ruff Hewn, Relativity, Studio Works, Breckenridge, Living Quarters, Paradise Collections, Kenneth Roberts, Cuddle Bear, John Bartlett and Mambo.

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

Marketing

        Our strategic marketing initiatives develop and enhance our brand equity and support our position as a leading shopping destination among our target customers. Our multi-faceted marketing program is designed to engage with our customers through multiple media channels and allows us to attract new customers and to maintain loyalty with our existing customer base. We are focused on implementing a media mix strategy that optimizes media channels and maximizes our return on investment. We anticipate a continued shift from traditional print media to broadcast and digital, with significant opportunities to reach new customers via enhanced multi-channel marketing programs, including email, banner, search, mobile, social and affiliate marketing.

        We use a combination of (1) advertising and sales promotion activities to build brand image and increase customer traffic and (2) customer-specific communications and purchase incentives to drive customer spending and loyalty. Both types of marketing efforts focus primarily on our target customer of women between the ages of 25 and 60 with average annual household income of $55,000 to $125,000, with the intention of increasing visit frequency and purchases per visit. Our marketing activities also seek to attract a broader audience. We seek to attract new customers and to maintain our customer loyalty by actively communicating with our customers through the execution of targeted marketing facilitated by sophisticated customer relationship management capabilities.

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

Proprietary Credit Card

        Evidencing our customer satisfaction and loyalty is the high penetration rate of our proprietary credit card program. We have over 3.7 million active proprietary credit card holders. In December 2011, we entered into a new, seven-year private label credit card program agreement with Comenity Bank, a bank subsidiary of Alliance Data Systems Corporation ("ADS"). We completed the transition of our credit card program agreement to ADS in July 2012.

        Our proprietary credit card loyalty program is designed to cultivate long-term relationships with our customers by offering rewards and privileges to all members, including advanced sales notices, savings and events. The program is designed to promote increased visits to our stores and shopping across multiple departments within our stores.

Customer Service

        We maintain a sales force of knowledgeable and well-trained sales associates to deliver excellent service to our customers. Sales associates are trained in the areas of customer service, selling skills and product knowledge. Our new associates receive computer-based training for an effective, efficient and uniform training experience. We view customer service as a key element of our growth strategy and have identified opportunities to enhance service and deliver meaningful results. In 2013, we will continue to conduct enhanced "Customer First" training for all managers and associates, a program designed to increase engagement with our customers on the selling floor, and use point-of-sale modules and MP3s as training tools for selling skills, product knowledge and trend updates for our sales associates.

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

        We believe that customers are responding favorably to retailers that make it convenient for them to shop on their terms. State-of-the-art in-store kiosks, introduced in certain pilot stores in 2011, allow our customers access to our expanded online merchandise assortment, creating a virtual "endless aisle." Based on favorable customer response, we expanded the program to additional stores in 2012. In addition, we will implement a major upgrade to our customer order management system in fall 2013. The system will bring greater visibility to customer orders, improve call center capabilities and enhance overall efficiency. New functionality will be added to our point-of-sale ("POS") system to provide customer friendly access to 100% of the Company's available inventory. Our sales associates will be able to facilitate customer requests by placing an order for merchandise at any POS device, in any store, faster and easier than today. We build on our service strategy by providing engaging functionality through the use of technology to foster customer interaction, affording us an opportunity to enhance our brand and broaden our appeal to younger customers. We will continue exploring ways to use new tools and capabilities to make our sales floor more responsive to our customer.

Competition

        The retail industry is highly competitive. We face competition for customers from traditional department store operators such as Boscov's Department Store LLC, Dillard's, Inc., Macy's, Inc. and Von Maur Inc.; national chain retailers such as J. C. Penney Company, Inc., Kohl's Corporation and Sears Holdings Corporation; mass merchandisers such as Target Corporation and Wal-Mart Stores, Inc.; specialty stores; and catalogue and online retailers. In a number of our markets, we compete for customers with national department store chains which offer a similar mix of branded merchandise as we do. In other markets, we face potential competition from national chains that, to date, have not entered such markets and from national chains that have stores in our markets but currently do not carry similar branded goods. In all markets, we generally compete for customers with stores offering moderately-priced goods. In addition, we face competition for suitable store locations from other department stores, national chain retailers, mass merchandisers and other large-format retailers. Many of our competitors have substantially greater financial and other resources than we do, and many of those competitors have significantly less debt than we do and may thus have greater flexibility to respond to changes in our industry.

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

Information Technology and Systems

        Our information technology initiatives are focused on (1) accelerating the growth of our eCommerce business, (2) updating systems and business processes with emphasis on enhancing our customers' shopping experience throughout all channels, (3) improving associate productivity, (4) updating our merchandise and planning systems, and (5) reducing operating costs. During 2012, we continued to invest in our technology infrastructure equipment and software to facilitate the achievement of our goals. We updated our eCommerce sites and launched a new mobile site supporting delivery of promotions, online purchasing, and providing customers another convenient access point to our expanded online merchandise assortment. Warehouse management and customer order fulfillment systems were upgraded to support this rapidly growing business. We expanded our self-service kiosk program to an additional 61 store locations, offering our customers products from our eCommerce assortment and leveraging common fulfillment systems. We began preparations to implement a new customer order management system to support eCommerce growth, provide customers greater visibility to their orders, improve our call center capabilities and improve overall operating efficiency, with implementation expected in 2013. We enhanced our payment systems to convert customers' personal checks tendered at point-of-sale to electronic ACH transactions, improving cash flow and reducing processing costs. In addition, we continued our investments in security systems.

Inventory Management

        Our merchandising function is centralized, with a staff of buyers and a planning and allocation team who have responsibility for determining the merchandise assortment, quantities to be purchased and allocation of merchandise to each store.

        We primarily operate on a pre-distribution model through which we allocate merchandise on our initial purchase orders to each store. This merchandise is shipped from our vendors to our distribution facilities for delivery to designated stores. We have the ability to direct replenishment merchandise to the stores that demonstrate the highest customer demand. This reactive distribution technique helps minimize excess inventory and affords us timely and accurate replenishment.

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

        The majority of our merchandise is held in our stores. We closely monitor inventory levels and assortments in our stores to facilitate reorder and replenishment decisions, satisfy customer demand and maximize sales. Our business follows a seasonal pattern; merchandise inventories fluctuate with seasonal variations, reaching their highest level in October or November in advance of the holiday season.

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

        We have a customer return policy allowing customers to return merchandise, for which a reserve is provided in our consolidated statements of operations for estimated returns. The reserve is based on historical returns experience, and is reflected as an adjustment to sales and costs of merchandise sold.

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

        We anticipate our 2013 capital expenditures will not exceed $89.0 million (excluding external contributions, primarily leasehold improvement and fixture allowances received from landlords or vendors, of $19.0 million, reducing budgeted net capital investments to $70.0 million). Projects include two new stores and ongoing store remodels, as we focus on expanding our store base and improving the quality of our stores and our brand equity.

        We believe capital investments for information technology are necessary to support our business strategies. We are continually upgrading our information systems to improve efficiency and productivity. Included in the 2013 capital budget are expenditures for numerous information technology projects, most notably efforts to enhance our online presence and selling tools.

Associates

        As of March 29, 2013, we had approximately 26,900 full-time and part-time associates. We employ additional part-time associates during peak selling periods. We believe that our relationship with our associates is good.

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

  •
  Human Resources and Compensation Committee Charter

  •
  Governance and Nominating Committee Charter

  •
  Code of Ethical Standards and Business Practices

Executive Officers

        The following table sets forth certain information regarding our executive officers as of March 29, 2013:

NAME	AGE	POSITION
Tim Grumbacher	73	Chairman Emeritus and Strategic Initiatives Officer
Brendan L. Hoffman	44	President and Chief Executive Officer and Director
Stephen R. Byers	59	Executive Vice President—Stores, Visual and Loss Prevention
Dennis R. Clouser	60	Executive Vice President—Information Systems, Logistics and Administration
Luis Fernandez	45	Executive Vice President—Chief Marketing Officer and eCommerce
Keith E. Plowman	55	Executive Vice President—Chief Financial Officer and Principal Accounting Officer

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

        Mr. Byers has served as Executive Vice President—Stores, Visual and Loss Prevention since May 2011, having served as Vice Chairman—Stores, Distribution, Real Estate and Construction from February 2008 to May 2011. He served as Vice Chairman—Stores, Operations, Private Brand, Planning and Allocation from October 2006 to February 2008, and as Executive Vice President—Stores and Visual Merchandising from April 2006 to October 2006.

        Mr. Clouser has been Executive Vice President—Human Resources since April 2006, and assumed additional responsibilities for Corporate Procurement, Corporate Operations and Information Services in February 2008, Logistics in May 2011, and Store Planning and Construction in September 2012.

        Mr. Fernandez was appointed to the newly created position of Executive Vice President—Chief Marketing Officer and eCommerce in May 2012. He joined the Company from Neiman Marcus Group where he most recently served as Vice President, Last Call Marketing and Customer Insight. From 2007 to 2010, he served as Vice President, Marketing, Online and Catalog, and from 2002 to 2006, Vice President, Marketing and Systems Strategy at Neiman Marcus Group.

        Mr. Plowman has been Executive Vice President—Finance since April 2006, Chief Financial Officer since May 2005 and Principal Accounting Officer since June 2003.

Item 1A.    Risk Factors

Cautionary Statements Relating to Forward-Looking Information

        We have made, in this Annual Report on Form 10-K, forward-looking statements relating to developments, results, conditions or other events we expect or anticipate will occur. These statements may relate to revenues, earnings, store openings, business strategy, general economic conditions, market conditions and the competitive environment. The words or phrases "believe," "may," "might," "will," "estimate," "intend," "expect," "anticipate," "plan," "look forward to" and similar expressions as they relate to the Company, or future or conditional verbs, such as "will," "should," "would," "may" and "could," are intended to identify forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management's then-current views and assumptions and we undertake no obligation to update them. Forward-looking statements are subject to risks and uncertainties, and actual results may differ materially from those projected. The reader is cautioned not to place undue reliance on any such forward-looking statements.

        An investment in our securities carries certain risks. Investors should carefully consider the risks described below, and other risks which may be disclosed in our filings with the SEC, before investing in our securities.

There can be no assurance that our liquidity will not be adversely affected by changes in the Company's performance, financial markets or global economy.

        Historically, we have generated cash flow from operating activities and used supplemental borrowings under our credit facility to provide the liquidity we need to operate our business. The continued downturn in the global economy and distress in the financial markets have resulted in volatility in the capital markets. Adverse changes in the Company's performance or the potential tightening of credit markets could make it more difficult for us to access funds, to refinance our existing indebtedness, to enter into agreements for new indebtedness or to obtain funding through the issuance of securities and could potentially increase our borrowing costs. If such conditions were to persist, we would seek alternative sources of liquidity, but there can be no assurance that we would be successful in obtaining such additional liquidity. As a result, we may not be able to meet our obligations as they become due.

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

        We have experienced and may continue to experience increases in our merchandise, raw materials, fuel and labor costs. Fluctuations in the price and availability of merchandise, raw materials, fuel and labor have not materially affected our cost of goods in recent years, but an inability to mitigate these cost increases, unless sufficiently offset with retail pricing adjustments, might cause a decrease in our profitability. Related retail pricing adjustments, however, might cause a decline in our sales volume. Additionally, any decrease in the availability of raw materials could impair our ability to meet our purchasing requirements in a timely manner. Both the increased cost and lower availability of merchandise, raw materials, fuel and labor may also have an adverse impact on our cash and working capital needs as well as those of our suppliers.

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

        In addition, vendors and their factors may potentially seek assurances to protect against non-payment of amounts due to them. If we experience declining operating performance, and if we experience severe liquidity challenges, vendors and their factors may demand that we accelerate our payment for their products. These demands could have a significant adverse impact on our operating cash flow and result in a severe diminishment of our liquidity. Under such circumstances, borrowings under our senior secured credit facility could reach maximum levels, in which case we would take actions to obtain additional liquidity. However, there can be no assurance that we would be successful in obtaining such additional liquidity. As a result, we may not be able to meet our obligations as they become due. In addition, if our vendors are unable to access liquidity or become insolvent, they could be unable to supply us with product or continue with their support of our advertising and promotional programs. Any such disruptions could negatively impact our ability to acquire merchandise or obtain vendor allowances in support of our advertising and promotional programs, which in turn could have a material adverse impact on our business, financial condition or results of operations.

Our debt could adversely affect our financial condition.

        As of February 2, 2013, we had total debt, including capital leases, of $901.2 million, which is subject to restrictions and financial covenants. This could have important consequences to our investors. For example, it could:

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

Our discretion in some matters is limited by the restrictions contained in our senior secured credit facility and mortgage loan facility agreements and in the indentures that govern our senior unsecured notes and our second lien senior secured notes (together, the "Senior Notes"), and any default on our senior secured credit facility, mortgage loan facility or the indentures that govern the Senior Notes could harm our business, profitability and growth prospects.

        The agreements that govern our senior secured credit facility and mortgage loan facility, and the indentures that govern our Senior Notes, contain a number of covenants that limit the discretion of our management with respect to certain business matters and may impair our ability to respond to changing business and economic conditions. The senior secured credit facility, the mortgage loan facility and the indentures, among other things, restrict our ability to:

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

        Our senior secured credit facility contains a financial covenant that at all times requires the minimum excess availability under the facility be at least the greater of (1) 10% of the lesser of (a) the aggregate commitments under the facility and (b) the aggregate borrowing base and (2) $50.0 million. Our ability to borrow funds for any purpose depends on our satisfying this requirement.

        If we fail to comply with the financial covenant or the other restrictions contained in our senior secured credit facility, mortgage loan facility or the indentures that govern our Senior Notes, an event of default would occur. An event of default could result in the acceleration of our debt due to the cross-default provisions within our debt agreements. If the debt is accelerated, we would not have, and may not be able to obtain, sufficient funds to repay our debt, which could have a material adverse effect on our business, financial condition and results of operations.

Changes in the terms of our proprietary credit card program could have an adverse effect on our operations.

        Our current proprietary credit card program is operated, under agreement, by ADS. ADS issues our proprietary credit cards to our customers and we receive a percentage of the net credit sales and outstanding credit balances thereunder. The inability or unwillingness of ADS to provide support for our proprietary credit card program under similar terms or conditions as exist today may result in a decrease in proprietary credit card sales to our customers and a loss of revenues attributable to payments from ADS. In addition, if our agreement with ADS is terminated under circumstances in which we are unable to quickly and adequately contract with a comparable replacement vendor, our customers who have accounts under our proprietary credit card program will be unable to use their cards. This would likely result in a decrease in sales to such customers, a loss of the revenues attributable to the payments from ADS and an adverse effect on customer goodwill, any or all of which could have a material adverse effect on our business and results of operations.

We might not be able to successfully implement our business strategies.

        We have identified strategies to achieve sales growth and improve our financial performance in the years ahead, as noted in "Management's Discussion and Analysis—2013 Strategies and Guidance." If we are unable to successfully execute those strategies, our operating results may suffer. Even if we are able to successfully execute our strategies, there can be no assurance that these strategies will necessarily result in our improved financial performance. In addition, the employment of any new approach involves risks and potential increased costs that may prove to be detrimental to our operating results.

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

        It is difficult to predict what and how much merchandise consumers will want. A substantial part of our business is dependent upon our ability to make correct trend decisions. Failure to accurately predict constantly changing consumer tastes, spending patterns and other lifestyle decisions, particularly given the long lead times for ordering much of our merchandise, could adversely affect our long-term relationships with our customers. Our managers focus on inventory levels and balance these levels with inventory plans and reviews of trends; however, if our inventories become too large, we may have to "mark down" or decrease our sales prices, and we may be required to sell a significant amount of unsold inventory at discounted prices or even below cost.

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

        Because a significant portion of our business is apparel sales and subject to weather conditions in our markets, our operating results may be unexpectedly and adversely affected by inclement weather. Frequent or unusually heavy snow, ice or rain storms might make it difficult for our customers to travel to our stores or, in particularly adverse conditions, our stores might be subject to temporary closings, thereby reducing our sales and profitability. Extended periods of unseasonable temperatures in our markets, potentially during our peak seasons, could render a portion of our inventory incompatible with those unseasonable conditions, reduce sales and adversely affect our business.

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

        We currently own or lease 272 stores, which subjects us to the risks associated with owning and leasing real estate. In particular, because of changes in the investment climate for real estate, the value of a property could decrease or operating costs could increase. Our store leases generally require us to pay a fixed minimum rent and a variable amount based on a percentage of sales at that location. These leases generally do not allow for termination prior to the end of the lease term without economic consequences. If a store is not profitable and we make the decision to close it, we may remain committed to perform certain obligations under the lease, including the payment of rent, for the balance of the lease term. In addition, as each of the leases expires, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. If an existing owned store is not profitable, we may be required to record an impairment charge and/or exit costs if we make a decision to close that store. In addition, lease or other obligations may restrict our right to cease operations of an unprofitable owned or leased store, which may cause us to continue to operate the location at a loss. A decline in real estate values could also have an adverse effect on our borrowing availability under our senior secured credit facility.

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

        The protection of customer, employee, and Company data is critical to us. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and changing requirements. In addition, customers have an expectation that we will adequately protect their personal information. Although we have appropriate security measures in place, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. A significant breach of customer, employee or Company data could damage our reputation and result in lost sales, fines or lawsuits.

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

        Collectively, Tim Grumbacher, trusts for the benefit of Mr. Grumbacher's grandchildren and The Grumbacher Family Foundation beneficially own shares of our outstanding common stock (which is entitled to one vote per share) and shares of our Class A common stock (which is entitled to ten votes per share) representing, in the aggregate, more than 50% of the votes eligible to be cast by shareholders in the election of directors and generally. Accordingly, Mr. Grumbacher has the power to control all matters requiring the approval of our shareholders, including the election of directors and the approval of mergers and other significant corporate transactions. The interests of Mr. Grumbacher and certain other shareholders may conflict with the interests of our other shareholders and holders of our debt securities.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We currently operate 272 stores in 24 states, encompassing approximately 25 million square feet. We own 30 stores, have ground leases on eight stores, and lease 234 stores.

        We operate under seven nameplates, as follows:

Nameplate	Stores	States
Bon-Ton	64	Connecticut, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, West Virginia
Younkers	51	Illinois, Iowa, Michigan, Minnesota, Nebraska, South Dakota, Wisconsin
Carson's	51	Illinois, Indiana, Michigan
Herberger's	42	Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, North Dakota, South Dakota, Wisconsin, Wyoming
Elder-Beerman	36	Indiana, Kentucky, Michigan, Ohio, West Virginia, Wisconsin
Boston Store	15	Wisconsin
Bergner's	13	Illinois

        Our corporate headquarters are located in York, Pennsylvania, where the majority of our administrative and sales support functions reside, and in Milwaukee, Wisconsin, where our merchandising and marketing functions are located. We operate two distribution centers, one owned and one leased, located in Rockford, Illinois, and we lease two distribution centers located in Allentown, Pennsylvania and Fairborn, Ohio. We have a furniture warehouse attached to each of our Naperville, Illinois and Dayton, Ohio stores.

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

	2012		2011
	High	Low	High	Low
1st Quarter	$9.79	$3.87	$17.49	$10.90
2nd Quarter	8.73	3.50	14.02	7.56
3rd Quarter	14.99	6.22	10.50	3.91
4th Quarter	14.25	9.82	5.35	2.23

        On March 29, 2013, we had 220 shareholders of record of common stock and one shareholder of record of Class A common stock.

        Pursuant to our senior secured credit facility agreement, as amended and restated on October 25, 2012, any dividends paid may not exceed $10.0 million in any year or $30.0 million during the term of the agreement, which expires on the earlier of (a) March 21, 2016 and (b) the date that is 60 days prior to the earlier of the maturity date of the senior unsecured notes and the mortgage loan facility; however, additional dividends may be paid subject to meeting other requirements. In addition, pursuant to the indentures that govern our senior unsecured notes and our second lien senior secured notes, any dividends declared and paid may not exceed $0.24 per share in any year or $40.0 million during the terms of the indentures, which expire on March 15, 2014 and July 15, 2017, respectively. We paid $0.05 per share on Class A common stock and common stock in three quarters of 2011. The dividend of $0.05 per share declared in the fourth quarter of 2011 was paid in the first quarter of 2012. In addition to paying the dividend declared in the fourth quarter of 2011, in 2012 we paid $0.05 per share on Class A common stock and common stock in four quarters, having accelerated the payment of the fourth quarter dividend in advance of likely increases in taxes in 2013 (payment would typically have occurred in the first quarter of 2013). On March 19, 2013, we declared a quarterly cash dividend of $0.05 per share, payable May 6, 2013 to shareholders of record as of April 19, 2013. Our Board of Directors may consider dividends in subsequent periods as it deems appropriate.

 STOCK PERFORMANCE GRAPH

        The following graph compares the yearly percentage change in the cumulative total shareholder return on the Company's common stock from February 2, 2008 through February 2, 2013, and the cumulative total return on the Center for Research in Security Prices Total Return Index for The NASDAQ Stock Market (U.S. Companies) and the NASDAQ Retail Trade Stocks Index during such period. The comparison assumes $100 was invested on February 2, 2008 in the Company's common stock and in each of the foregoing indices and assumes the reinvestment of any dividends.

DATE	NASDAQ	NASDAQ RETAIL	BON-TON
2/2/08	100.00	100.00	100.00
1/31/09	49.25	64.34	17.99
1/30/10	71.20	95.42	119.18
1/29/11	91.29	118.98	151.73
1/28/12	124.30	144.10	56.60
2/2/13	142.94	170.47	188.17

Item 6.    Selected Financial Data

(In thousands except per share, comparable stores data and number of stores)

	2012		2011		2010		2009		2008
		%		%		%		%		%
Statement of Operations Data(1)(2):
Net sales	$2,919,411	100.0	$2,884,661	100.0	$2,980,479	100.0	$2,959,824	100.0	$3,129,967	100.0
Other income	59,425	2.0	68,869	2.4	66,006	2.2	75,113	2.5	95,448	3.0
Gross profit	1,045,521	35.8	1,037,292	36.0	1,120,297	37.6	1,097,632	37.1	1,095,007	35.0
Selling, general and administrative expenses	936,175	32.1	936,060	32.4	942,660	31.6	963,639	32.6	1,033,525	33.0
Depreciation and amortization	88,276	3.0	95,033	3.3	102,202	3.4	111,635	3.8	117,382	3.8
Amortization of lease-related interests	4,696	0.2	4,747	0.2	4,555	0.2	4,866	0.2	4,866	0.2
Goodwill impairment	—	—	—	—	—	—	—	—	17,767	0.6
Other impairment charges	5,800	0.2	3,690	0.1	1,738	0.1	5,883	0.2	25,905	0.8
Income (loss) from operations	69,999	2.4	66,631	2.3	135,148	4.5	86,722	2.9	(8,990)	(0.3)
Interest expense, net	82,839	2.8	89,507	3.1	112,301	3.8	98,130	3.3	97,847	3.1
Loss (gain) on exchange/extinguishment of debt	8,485	0.3	(8,729)	(0.3)	—	—	678	0.0	—	—
(Loss) income before taxes	(21,325)	(0.7)	(14,147)	(0.5)	22,847	0.8	(12,086)	(0.4)	(106,837)	(3.4)
Income tax provision (benefit)(3)	228	0.0	(2,019)	(0.1)	1,353	0.0	(8,031)	(0.3)	63,093	2.0
Net (loss) income	(21,553)	(0.7)	(12,128)	(0.4)	21,494	0.7	(4,055)	(0.1)	(169,930)	(5.4)
Per share amounts—
Basic:
Net (loss) income	$(1.16)		$(0.67)		$1.14		$(0.24)		$(10.12)
Diluted:
Net (loss) income	$(1.16)		$(0.67)		$1.12		$(0.24)		$(10.12)
Cash dividends declared per share	$0.20		$0.20		$—		$—		$0.20
Balance Sheet Data (at end of period) :
Working capital	$344,277		$354,163		$363,210		$365,933		$424,437
Total assets	1,634,209		1,618,203		1,656,239		1,722,007		1,821,321
Long-term debt, including capital leases	821,342		870,948		917,730		1,016,720		1,148,768
Shareholders' equity	110,606		131,607		183,352		141,756		134,177
Selected Operating Data:
Total sales change	1.2%		(3.2)%		0.7%		(5.4)%		(7.0)%
Comparable stores sales change(4)	0.5%		(2.8)%		0.9%		(5.4)%		(7.4)%
Comparable stores data(4):
Sales per selling square foot	$135		$133		$136		$135		$141
Selling square footage	21,152,971		21,478,700		21,726,000		21,763,000		21,829,000
Capital expenditures	$73,770		$67,235		$46,268		$32,346		$84,810
Number of stores:
Beginning of year	274		275		278		281		280
Additions	1		1		—		—		2
Closings	(4)		(2)		(3)		(3)		(1)
End of year	271		274		275		278		281

(1)
Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications did not impact the Company's net (loss) income for any of the years presented.

(2)
2012 reflects the 53 weeks ended February 2, 2013. All other periods presented include 52 weeks.

(3)
The effective tax rate in fiscal years 2009 through 2012 largely reflects the Company's valuation allowance position against all net deferred tax assets. Additionally, 2009 reflects an income tax benefit adjustment of $6,340 related to a deferred tax asset valuation allowance release associated with implementation of tax carry-back provisions available under legislation enacted in 2009, partially offset by certain other valuation allowance increases; 2008 reflects an increase to the provision of $108,495 for a charge relating to a deferred tax valuation allowance and a decrease to the provision of $7,038 resulting from a statute-of-limitations expiration.

(4)
Comparable stores data (sales change, sales per selling square foot and selling square footage) reflects stores open for the entire current and prior fiscal year and includes sales from the Company's eCommerce operations.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

        We compete in the department store segment of the U.S. retail industry. Founded in 1898, the Company is one of the largest regional department store operators, currently operating 272 stores in 24 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner's, Boston Store, Carson's, Elder-Beerman, Herberger's and Younkers nameplates. Our stores are predominately located in fashion-oriented shopping malls and lifestyle centers, encompassing a total of approximately 25 million square feet and offering a broad assortment of national brand and exclusive private brand fashion apparel and accessories for women, men and children as well as cosmetics, home furnishings and other goods. The Company had net sales of $2.9 billion in 2012.

2012 Performance and Accomplishments

        Throughout 2012, we took actions to stabilize and then reinvigorate our business while facing continued macroeconomic challenges, including weakness in consumer spending, that have impacted the retail industry. Our financial results, a net loss of $21.6 million, do not reflect the full extent of our achievements. Income from operations increased as we grew our comparable store sales by 0.5%, increased gross margin dollars and leveraged our SG&A expense rate to a 38 basis point improvement.

        Although we did not meet our financial goals in 2012, successful execution of key initiatives resulted in successive quarterly improvements in our business such that we believe our trend bodes well for improved performance in 2013. Our accomplishments included the following:

  •
  We achieved a better balance of traditional and updated merchandise in Women's Apparel through thoughtfully calibrated inventory adjustments. As a result, growth in Women's Apparel sales outpaced that of the Company in the fall season.

  •
  We funded and grew important franchise businesses, such as Women's Footwear and Cosmetics, that warranted an expanded presence both in-store and in our marketing vehicles.

  •
  We overhauled our promotional calendar to increase traffic in-store, online and via mobile devices. We focused on the strategic use of customer-friendly savings coupons and added or strengthened signature promotional events, as well as increased our investment in advanced customer relationship management systems, using enhanced consumer analytics and insights to drive marketing effectiveness through targeted and personalized initiatives.

  •
  We executed a more disciplined approach to inventory management, particularly with regard to markdown cadence. We adjusted our markdown process to allow greater flexibility within the product lifecycle, better allocating markdown dollars to those categories requiring price reductions for timely sell-through. Additionally, we have taken an aggressive posture on our new 'clearance store' strategy that allows us to liquidate the prior year's merchandise in the proper season and achieve a higher margin than in years past. Our gross margin rate increased 64 basis points in the fall season as compared with the fall season of 2011, with opportunity for continued improvement.

  •
  We invested in our online properties, meaningfully growing eCommerce sales through significant expansion of merchandise assortment and improvement in website performance, greatly expanding the use of digital marketing and enriching our mobile experience. We also use our online operations as synergetic selling and marketing tools to increase the visibility and exposure of our brand and generate customer traffic within our retail stores.

  •
  We reduced ongoing SG&A expenses to better reflect the current size and scope of our business, affording us the flexibility to fund those areas we believe will give us the greatest return on our investment, including the aforementioned expansion of digital marketing and our eCommerce operations.

  •
  We transitioned our proprietary credit card program to our new service provider, ADS. We are continuing to benefit from higher approval rates and credit limits, a streamlined new account opening process and improved marketing and store solicitation support. Proprietary credit card sales as a percentage of total sales increased to 45.0% in 2012 from 43.5% in the prior year as a result of this strategic partnership.

  •
  We completed several financing transactions that further strengthened our financial position and created additional financial flexibility to support our growth plans. See "Exchange and Redemption of Senior Notes and Amendment to Credit Facility" and "Liquidity and Capital Resources," below.

Exchange and Redemption of Senior Notes and Amendment to Credit Facility

        On June 4, 2012, we commenced an offer to certain eligible note holders to exchange outstanding 10 1/4% Senior Notes due 2014 (the "Old Notes") for newly issued 10 5/8% Second Lien Senior Secured Notes due 2017 (the "New Notes"). We received tenders with consents from holders of $330.0 million principal amount of Old Notes, representing approximately 71% of the outstanding Old Notes. Upon the July 9, 2012 settlement, $330.0 million principal amount of New Notes was issued. Fees associated with the exchange of debt totaled $7.1 million and were recognized in loss on exchange/extinguishment of debt.

        On October 25, 2012, we entered into a First Amendment (the "First Amendment") to our senior secured Second Amended and Restated Loan and Security Agreement (the "Second Amended Revolving Credit Facility"), increasing our revolving borrowing commitments to $675.0 million from $625.0 million. Unamortized deferred financing fees of $0.2 million associated with the Second Amended Revolving Credit Facility were accelerated upon entry into the First Amendment and were recognized in loss on exchange/extinguishment of debt.

        On January 23, 2013, we issued a notice of partial redemption for $65.0 million aggregate principal amount of our Old Notes at a cash redemption price equal to the principal amount plus accrued and unpaid interest. The redemption was completed on February 22, 2013, after which approximately $69 million aggregate principal amount of the Old Notes remains outstanding.

        We believe the extension of the maturity date of the exchanged notes from 2014 to 2017 and the increase in our borrowing availability have enhanced our financial position. Furthermore, the only significant debt maturity prior to 2016 is the remaining Old Notes, which we anticipate will be satisfied with cash flow and capacity on our Second Amended Revolving Credit Facility during 2013.

2013 Strategies and Guidance

        The financial results of the fall season of 2012, particularly the fourth quarter, underscore our continued progress in implementing key initiatives to drive growth and improve our performance. We are focused on building upon the successes of the fall season with strategies we believe offer the best opportunities to improve returns, including:

  •
  Optimizing our merchandise assortment to reenergize our core customer while gradually diversifying the mix and marketing to appeal to a younger, more contemporary customer;

  •
  Increasing our gross margin rate by improving the average unit retail price of our sales transactions through more strategic pricing and improved turnover, particularly in our smaller stores;

  •
  Increasing the growth of eCommerce sales by an additional 50% through continued merchandise, systems and marketing investments;

  •
  Revamping and reintroducing our "Your Rewards" customer loyalty program, expanding the benefits and reducing the spending threshold for participation in the program;

  •
  Building upon the expense reductions achieved in 2012 through continued process and workload analyses to maximize efficiencies;

  •
  Reallocating marketing expenditures to increase effectiveness through the expanded employment of multichannel technologies and investment in customer relationship management systems;

  •
  Capitalizing on our competitive strengths and opportunities in smaller markets with a renewed focus on these stores; and

  •
  Defining ways to localize our merchandise assortments, marketing programs and shopping experiences to better reflect the unique diversity of our store base.

        In 2013, we expect to achieve earnings per diluted share ranging from $0.40 to $1.00. On March 12, 2013, we provided the following assumptions with respect to our 2013 guidance:

  •
  a comparable store sales increase ranging from 2.0% to 3.5%;

  •
  a gross margin rate 20 to 60 basis points higher than the 2012 rate of 35.8%; and

  •
  an SG&A rate, inclusive of increased performance incentives approximating $15 million, flat to a 20 basis point reduction from the 2012 rate of 32.1%.

Results of Operations

        The following table summarizes changes in our selected operating indicators, illustrating the relationship of various income and expense items to net sales for each year presented (components may not add or subtract to totals because of rounding):

	Percent of Net Sales
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Other income	2.0	2.4	2.2

	102.0	102.4	102.2

Costs and expenses:
Costs of merchandise sold	64.2	64.0	62.4
Selling, general and administrative	32.1	32.4	31.6
Depreciation and amortization	3.0	3.3	3.4
Amortization of lease-related interests	0.2	0.2	0.2
Impairment charges	0.2	0.1	0.1

Income from operations	2.4	2.3	4.5
Interest expense, net	2.8	3.1	3.8
Loss (gain) on exchange/extinguishment of debt	0.3	(0.3)	—

(Loss) income before income taxes	(0.7)	(0.5)	0.8
Income tax provision (benefit)	—	(0.1)	—

Net (loss) income	(0.7)%	(0.4)%	0.7%

2012 Compared with 2011

        Results for 2012 were impacted by the inclusion of an additional week in accordance with the National Retail Federation fiscal reporting calendar, resulting in a 53-week reporting period. This compares with a reporting period of 52 weeks in 2011.

        Net sales:    Net sales in 2012 were $2.919 billion, an increase of 1.2% over sales of $2.885 billion in 2011. Comparable store sales, which are reflective of a 52-week reporting period for both years, increased 0.5% in 2012 as the continued refinement of our merchandise assortment of both national and private brands, particularly as it relates to the mix of traditional and updated product, and enhanced marketing efforts yielded positive results. Additionally, investments in our eCommerce business continued to result in higher sales.

        The best performing merchandise categories in the period were Footwear, Coats and Better Sportswear (both included in Women's Apparel) and Cosmetics. Sales in Footwear benefited from the continued strategic capital investment for expansion and remodels in certain stores and expansion of key updated vendors to an increased number of stores. Sales growth in Coats was achieved in the fall season through timely merchandise receipts that more accurately reflected customer shopping patterns and marketing initiatives to sustain traffic. Growth in private brands and the expansion of updated nationally-branded vendors to additional stores contributed to the success in Better Sportswear. Cosmetics sales increases were driven by strength in treatment lines and men's and women's fragrances, with both core and new launch fragrances contributing to the sales growth. Additionally, fourth quarter marketing efforts were instrumental in driving the holiday business.

        The poorest performing categories in the period were Furniture (included in Home) and Juniors' Apparel. Sales in Furniture were adversely impacted by ongoing economic concerns and resultant customer reluctance to purchase higher-priced items. Despite the ongoing challenge of inducing the younger junior customer to frequent a department store, we have achieved some success in sales of cross-over merchandise that appeals to an older customer and are continuing our broader efforts to reengineer our Juniors' Apparel business through transformative changes, including merchandise adjustments and floor location conversions to effect more strategic adjacencies.

        Other income:    Other income was $59.4 million, or 2.0% of net sales, in 2012 as compared with $68.9 million, or 2.4% of net sales, in 2011. The decrease primarily reflects reduced income associated with our proprietary credit card program and gift card breakage.

        Costs and expenses:    Gross margin dollars increased $8.2 million to $1.046 billion in 2012, compared with $1.037 billion in 2011, reflecting the increased sales volume. The gross margin rate decreased 15 basis points to 35.8% of net sales, primarily due to an increase in the markdown rate and increased delivery expenses.

        SG&A expense marginally increased to $936.2 million in 2012 as compared with $936.1 million in 2011, reflecting the inclusion of the 53rd week of operations in 2012. SG&A expense rate decreased 38 basis points to 32.1% of net sales, reflecting the continued execution of cost savings initiatives. We realized significant savings in our marketing expenditures as we focused on optimizing our resources and increasing efficiencies.

        Depreciation and amortization expense and amortization of lease-related interests decreased $6.8 million to $93.0 million. The expense reduction primarily reflects the reduced asset base.

        In 2012, we recorded $5.1 million of non-cash impairment charges which resulted in a reduction in the carrying amount of certain store properties due to their marginal operating performance. We recorded charges of $1.1 million for similar asset impairments in 2011. See Notes 2 and 3 in the Notes to Consolidated Financial Statements.

        In 2012, we recorded non-cash impairment charges of $0.8 million related to the reduction in the value of three indefinite-lived private label brand names. In 2011, due to the decline in our business performance, we recorded non-cash impairment charges of $2.6 million related to the reduction in the value of three indefinite-lived trade names and one indefinite-lived private label brand name. See Notes 2 and 4 in the Notes to Consolidated Financial Statements.

        Interest expense, net:    Net interest expense in 2012 was $82.8 million, or 2.8% of net sales, as compared with $89.5 million, or 3.1% of net sales, in 2011. The $6.7 million decrease primarily reflects reduced average borrowings, lower interest rates and decreased deferred fees.

        Loss (gain) on exchange/extinguishment of debt:    In 2012, we recorded a $7.1 million loss on exchange of debt related to fees associated with the exchange of our senior notes and a $1.4 million loss on extinguishment of debt related to the prepayment of mortgage debt associated with the sale of certain of our Rochester, New York stores and amortization of deferred fees associated with an amendment to our Second Amended Revolving Credit Facility. In 2011, we recorded a $9.5 million loss on the extinguishment of debt for fees associated with the voluntary prepayment of a term loan and termination of our prior revolving credit facility. Additionally, in 2011, our repurchase, at a discount, of $46.0 million (principal) amount of our Old Notes resulted in a pre-tax gain, net of costs, of $18.2 million. The aforementioned transactions resulted in a loss on exchange/extinguishment of debt of $8.5 million in 2012 and a net gain on extinguishment of debt of $8.7 million in 2011.

        Income tax provision (benefit):    The effective tax rate in each of 2012 and 2011 largely reflects the Company's valuation allowance position against all net deferred tax assets. The $0.2 million income tax provision in 2012 includes certain state income tax expense and recognition of deferred tax liabilities associated with indefinite-lived assets, partially offset by a $1.5 million benefit resulting from settlement of an uncertain tax position. The $2.0 million income tax benefit in 2011 includes a $3.2 million benefit resulting from reclassifying from accumulated other comprehensive loss the residual tax effect associated with certain interest rate swap contracts which expired on July 14, 2011, partially offset by certain state income tax expense and recognition of deferred tax liabilities associated with indefinite-lived assets.

2011 Compared with 2010

        Net sales:    Net sales in 2011 were $2.885 billion, a decrease of 3.2% from $2.981 billion in 2010. Comparable store sales decreased 2.8% from the prior year. Sales in merchandise categories with more traditional goods were particularly challenged in 2011, as our customer expressed a preference for updated styling. We significantly expanded our stronger selling updated merchandise throughout our families of business to increase representation of these goods. Additionally, sales of cold-weather goods across merchandise categories suffered in the fourth quarter of 2011 due to the adverse impact of milder weather in our markets. Investments in our eCommerce business resulted in significantly higher eCommerce sales in the period.

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

        Other income:    Other income was $68.9 million, or 2.4% of net sales, in 2011 as compared with $66.0 million, or 2.2% of net sales, in 2010. Fiscal 2011 results include income of $6.5 million related to the cumulative breakage on certain unused gift and merchandise return cards issued since inception of these programs. The breakage income was partially offset by decreased revenues from our proprietary credit card operations, largely resulting from reduced sales.

        Costs and expenses:    Gross margin dollars decreased $83.0 million to $1.037 billion in 2011, reflecting both the decline in the sales volume and a decreased margin rate. Gross margin as a percentage of sales decreased 160 basis points to 36.0% in 2011, primarily reflecting an increased net markdown rate, a significant percentage of which is attributable to cold weather merchandise.

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

        Interest expense, net:    Net interest expense in 2011 was $89.5 million, or 3.1% of net sales, as compared with $112.3 million, or 3.8% of net sales, in 2010. The $22.8 million decrease primarily reflects reduced borrowing levels and lower interest rates as a result of the prepayment of the term loan and the entry into the Second Amended Revolving Credit Facility, both of which occurred in the first quarter of 2011.

        Loss (gain) on exchange/extinguishment of debt:    In the first quarter of 2011, we recorded a $9.5 million loss on the extinguishment of debt, which primarily consisted of an early termination fee of $3.8 million and accelerated deferred financing fees of $4.4 million associated with the prepayment of our term loan and accelerated deferred financing fees of $1.3 million associated with our prior revolving credit facility. In the fourth quarter of 2011, we repurchased at a discount, in open market transactions, $46.0 million (principal amount) of our Old Notes. The repurchase resulted in a gain of $18.2 million. Together, the transactions resulted in a net gain on extinguishment of debt of $8.7 million.

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

        On June 4, 2012, The Bon-Ton Department Stores, Inc. (the "Issuer"), a wholly owned subsidiary of The Bon-Ton Stores, Inc. (the "Parent"), commenced an offer to certain eligible note holders to exchange the Old Notes for the New Notes upon the terms and conditions set forth in the Confidential Offering Memorandum and Consent Solicitation Statement dated June 4, 2012 (the "Exchange Offer"). The Exchange Offer expired on July 3, 2012, with the Issuer receiving tenders with consents from holders of $330.0 million principal amount of Old Notes, representing approximately 71% of the outstanding Old Notes. Upon the July 9, 2012 settlement, $330.0 million principal amount of New Notes was issued. The New Notes are guaranteed by the Parent and by each of its subsidiaries, other than the Issuer, that is an obligor under our Second Amended Revolving Credit Facility. The New Notes are secured by a second-priority lien on collateral owned by the Issuer and each of the guarantors consisting of substantially all of the Issuer's and guarantors' tangible and intangible assets securing the Second Amended Revolving Credit Facility, except for capital stock of the Issuer and certain of the Issuer's subsidiaries and certain other exceptions. The New Notes will mature on July 15, 2017. Interest on the New Notes is payable March 15 and September 15 of each year, beginning September 15, 2012. In addition, the Issuer entered into a supplemental indenture adopting amendments to the indenture under which the Old Notes were issued to permit the liens securing the New Notes. Fees associated with the exchange of the Old Notes and New Notes (together, the "Senior Notes") totaled $7.1 million and were recognized in loss on exchange/extinguishment of debt.

        On October 25, 2012, The Bon-Ton Department Stores, Inc. and certain subsidiaries as borrowers and certain other subsidiaries as obligors entered into a First Amendment to the Company's Second Amended Revolving Credit Facility dated March 21, 2011. Commitments for loans under the Second Amended Revolving Credit Facility are in two tranches which, prior to the First Amendment, consisted of Tranche A revolving commitments of $575.0 million (which includes a $150.0 million sub-line for letters of credit and $75.0 million for swing line loans) and Tranche A-1 revolving commitments of $50.0 million. The First Amendment (1) increased the Tranche A-1 revolving commitment to $100.0 million, (2) increased the margins applicable to borrowings under the Tranche A-1 revolving commitments by 0.25%, and (3) made certain other changes to the borrowing base calculations under the Second Amended Revolving Credit Facility. Unamortized deferred financing fees of $0.2 million associated with the Second Amended Revolving Credit Facility were accelerated upon entry into the First Amendment and were recognized in loss on exchange/extinguishment of debt.

        On January 23, 2013, we issued a notice of partial redemption for $65.0 million aggregate principal amount of our Old Notes at a cash redemption price equal to the principal amount plus accrued and unpaid interest. The redemption was completed on February 22, 2013, with associated interest of $2.9 million, for a total payment of $67.9 million. The redemption was realized through additional borrowings on the Second Amended Revolving Credit Facility and, as a result, the $65.0 million of redeemed Old Notes was classified as long-term debt as of February 2, 2013. The remaining outstanding $69.0 million aggregate principal amount of Old Notes is expected to be paid in 2013 and, therefore, was classified as current maturities of long-term debt as of February 2, 2013. Consequently, the expected maturity date of the Second Amended Revolving Credit Facility was classified as long-term debt as of February 2, 2013. The expiration date of the Second Amended Revolving Credit Facility heretofore for accounting purposes had been 60 days prior to the maturity date of the Old Notes (March 15, 2014). Given that the entirety of the Old Notes has been redeemed or is expected to be paid in 2013, for accounting purposes the maturity date of the Second Amended Revolving Credit Facility has, therefore, been extended to 2016. Unamortized deferred financing fees of $0.4 million associated with the Old Notes were accelerated upon redemption and were recognized in loss on exchange/extinguishment of debt in the first quarter of 2013.

        At February 2, 2013, we had $7.9 million in cash and cash equivalents and $517.6 million available under our Second Amended Revolving Credit Facility (before taking into account the minimum borrowing availability covenant under such facility). Excess availability was $437.8 million as of the comparable prior year period. The increase in excess availability reflects an increased borrowing base availability due to the aforementioned First Amendment, partially offset by increased direct borrowings. The year-to-year comparison of excess availability is impacted by the July 2012 receipt of a $50.0 million signing bonus from our new credit card provider, the application of which decreased borrowings. Conversely, we utilized $16.8 million of available monies for required qualified defined benefit pension plan funding in 2012.

        Typically, cash flows from operations are impacted by consumer confidence, weather in the geographic markets served by the Company, and economic and competitive conditions existing in the retail industry; a downturn in any single factor or a combination of factors could have a material adverse impact upon our ability to generate sufficient cash flows to operate our business. While the current economic uncertainty affects our assessment of short-term liquidity, we consider our resources (cash flows from operations supplemented by borrowings under the credit facility) adequate to satisfy our 2013 cash needs. While there can be no assurances, management believes there will be sufficient liquidity to cover our short-term funding needs, which includes the payment of the $69 million of outstanding Old Notes.

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

        Cash provided by (used in) our operating, investing and financing activities is summarized as follows:

(Dollars in millions)	2012	2011	2010
Operating activities	$73.3	$99.8	$141.1
Investing activities	(65.5)	(64.5)	(43.7)
Financing activities	(14.1)	(37.4)	(100.1)

        The decrease in net cash provided by operating activities in 2012, as compared with 2011, primarily reflects the increase in the current year net loss and increased working capital requirements, partially offset by the change in loss (gain) on exchange/extinguishment of debt. Increased working capital needs in 2012 were primarily the result of increases in merchandise inventories, without the commensurate increase in accounts payable due to timing of payments, and current year pension plan contributions, partially offset by the deferred gain associated with the signing bonus from our new credit card service provider. The decrease in net cash provided by operating activities in 2011, as compared with 2010, primarily reflects a decline in business performance, resulting in a net loss in 2011 as compared with net income in 2010, partially offset by reduced working capital requirements and receipt of deferred income.

        Capital expenditures totaled $73.8 million, $67.2 million and $46.3 million in 2012, 2011 and 2010, respectively; these expenditures do not reflect reductions for external contributions (primarily leasehold improvement and fixture allowances received from landlords or vendors) of $6.9 million, $18.2 million and $6.8 million in 2012, 2011 and 2010, respectively. In 2012, significant investment was made to support our strategic initiatives in opening and remodeling of stores, information technology, and systems enhancements in our eCommerce business. We anticipate our 2013 capital expenditures will not exceed $89.0 million (excluding external contributions, primarily leasehold improvement and fixture allowances received from landlords or vendors, of $19.0 million, reducing budgeted net capital investments to $70.0 million). Projects include two new stores, ongoing store remodels, and continued information technology investments. We believe these investments will drive growth and profitable returns.

        The decrease in net cash used in financing activities in 2012 reflects net borrowings in the current year, largely due to reduced cash provided by operating activities as a result of increased working capital requirements and a decrease in the book overdraft balance. Net cash used in financing activities in 2011 was comparatively higher due to net debt payments as a result of greater cash provided by operating activities. The decrease in net cash used in financing activities in 2011, as compared with 2010, primarily reflects reduced net debt payments and cash flow generated in 2011 partially used to support cash requirements for increased capital expenditures. Financing fees incurred to amend the Second Amended Revolving Credit Facility increased cash requirements in 2011.

Credit Arrangements

        On March 21, 2011, The Bon-Ton Department Stores, Inc.; The Elder-Beerman Stores Corp.; Carson Pirie Scott II, Inc.; Bon-Ton Distribution, Inc.; and McRIL, LLC, as borrowers (the

"Borrowers"), and the Company and certain other subsidiaries as obligors (together with the Borrowers and the Company, the "Obligors") entered into the Second Amended Revolving Credit Facility with Bank of America, N.A., as Agent, and certain financial institutions as lenders that amends and restates the Company's prior $675.0 million revolving credit facility, which was entered into on December 4, 2009 and scheduled to mature on June 4, 2013 (the "2009 Revolving Credit Facility"). The Second Amended Revolving Credit Facility initially provided for a revolving credit facility of $625.0 million that expires on the earlier of (a) March 21, 2016 and (b) the date that is 60 days prior to the earlier of the maturity date of our Old Notes and the mortgage loan facility. On October 25, 2012, the Obligors entered into the First Amendment to the Second Amended Revolving Credit Facility, which (1) increased the Tranche A-1 revolving commitment (one of two borrowing tranches that comprise the Second Amended Revolving Credit Facility) from $50.0 million to $100.0 million (resulting in an increased borrowing limit totaling $675.0 million), (2) increased the margins applicable to borrowings under the Tranche A-1 revolving commitments, and (3) made certain other changes to the borrowing base calculations under the Second Amended Revolving Credit Facility. All borrowings under the Second Amended Revolving Credit Facility are limited by amounts available pursuant to a borrowing base calculation, which is based on percentages of eligible inventory, real estate and credit card receivables, in each case subject to reductions for applicable reserves.

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

        Borrowings under the Second Amended Revolving Credit Facility bear interest at either (1) Adjusted LIBOR (based on the British Bankers Association per annum LIBOR Rate for an interest period selected by the Borrowers) plus an applicable margin or (2) a base rate (based on the highest of (a) the Federal Funds Rate plus 0.5%, (b) the Bank of America prime rate, and (c) Adjusted LIBOR based on an interest period of one month plus 1.0%) plus the applicable margin. The applicable margin is based upon the excess availability under the Second Amended Revolving Credit Facility. The Borrowers are required to pay an unused line fee to the lenders for unused commitments at a rate of 0.375% to 0.50% per annum, based upon the unused portion of the total commitment under the Second Amended Revolving Credit Facility.

        The Second Amended Revolving Credit Facility is secured by a first priority security position on substantially all of the current and future assets of the Borrowers and the other Obligors, including, but not limited to, inventory, general intangibles, trademarks, equipment, certain real estate and proceeds from any of the foregoing, subject to certain exceptions and permitted liens.

        The financial covenant contained in the Second Amended Revolving Credit Facility requires that the minimum excess availability be an amount greater than or equal to the greater of (1) 10% of the lesser of: (a) the aggregate commitments at such time and (b) the aggregate borrowing base at such time and (2) $50.0 million. The affirmative covenants include requirements that the Obligors and their subsidiaries provide the lenders with certain financial statements, forecasts and other reports, borrowing base certificates and notices; comply with various federal, state and local rules and regulations, their organizational documents and their material contracts; maintain their properties; and take certain actions with respect to any future subsidiaries. In addition, there are certain limitations on the Obligors and their subsidiaries, including limitations on any debt the Obligors may have in addition to the existing debt, and the terms of that debt; acquisitions, joint ventures and investments; mergers and consolidations; dispositions of property; dividends by the Obligors or their subsidiaries (dividends paid may not exceed $10.0 million in any year or $30.0 million during the term of the agreement; however, additional dividends may be paid subject to meeting other requirements); transactions with affiliates; changes in the business or corporate structure of the Obligors or their subsidiaries; prepaying, redeeming or repurchasing certain debt; changes in accounting policies or reporting practices, unless required by GAAP; and speculative transactions. The Second Amended Revolving Credit Facility also provides that it is a condition precedent to borrowing that no event has occurred that could reasonably be expected to have a material adverse effect, as defined in the agreement, on the Company. If we fail to comply with the financial covenant or the other restrictions contained in the Second Amended Revolving Credit Facility, mortgage loan facility or the indentures that govern our Senior Notes, an event of default would occur. An event of default could result in the acceleration of our debt due to the cross-default provisions within the debt agreements. The borrowing base calculation under the Second Amended Revolving Credit Facility contains an inventory advance rate subject to periodic review at the lenders' discretion.

        As of February 2, 2013, we had borrowings under the Second Amended Revolving Credit Facility of $154.3 million, with $517.6 million of borrowing availability (before taking into account the minimum borrowing availability covenant) and letter-of-credit commitments of $3.1 million. Our average and peak month-end borrowings under the Second Amended Revolving Credit Facility were $170.2 million and $317.3 million, respectively, in 2012.

        As of February 2, 2013, our long-term debt included $464.0 million aggregate principal amount of our Senior Notes; this balance is not reflective of the redemption of $65.0 million of Old Notes completed in February 2013. We may from time to time seek to redeem or repurchase additional outstanding Senior Notes. Such repurchases or redemptions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

        Aside from planned capital expenditures, our primary cash requirements will be to service debt and finance working capital increases during peak selling seasons.

        We paid a quarterly cash dividend of $0.05 per share on shares of Class A common stock and common stock on February 1, 2012, May 1, 2012, August 1, 2012, November 1, 2012 and December 21, 2012 to shareholders of record as of January 13, 2012, April 13, 2012, July 13, 2012, October 15, 2012 and December 14, 2012, respectively. Additionally, a quarterly cash dividend of $0.05 per share was declared on March 19, 2013, payable May 6, 2013 to shareholders of record as of April 19, 2013. Our Board of Directors may consider dividends in subsequent periods as it deems appropriate.

Contractual Obligations and Commitments

        The following tables reflect our contractual obligations and commitments as of February 2, 2013:

Contractual Obligations

	Payment due by period
(Dollars in thousands)	Total	Within 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Long-term debt(1)(2)(3)	$1,066,898	$134,524	$112,148	$820,226	$—
Capital leases(1)	82,529	8,031	15,123	15,000	44,375
Service agreements	61,108	18,306	28,186	14,616	—
Operating leases(4)	705,124	91,573	165,160	140,580	307,811
Private Brand agreements	21,643	12,151	8,503	989	—

Totals	$1,937,302	$264,585	$329,120	$991,411	$352,186

(1)
Includes interest, except for interest under long-term debt obligations where such interest is calculated on a variable basis.

(2)
At February 2, 2013, $134.0 million of our Old Notes was outstanding. On January 23, 2013, we issued a notice of partial redemption for $65.0 million of these notes; the transaction was completed on February 22, 2013 through additional borrowings on the Second Amended Revolving Credit Facility. As a result, debt within the "3-5 Years" category includes $65.0 million of the Old Notes. Debt within the "Within 1 Year" category includes $69.0 million of the Old Notes plus related interest as we expect to pay this obligation in 2013.

(3)
The Second Amended Revolving Credit Facility expires on the earlier of (a) March 21, 2016 and (b) the date that is 60 days prior to the earlier of the maturity date of the Old Notes and the mortgage loan facility. Since the Old Notes have either been redeemed or are expected to be paid in 2013 (see Note 2 above), the expected maturity of the Second Amended Revolving Credit Facility is in 2016 and therefore is reflected in the "3-5 Years" category.

(4)
Represents future minimum lease payments for noncancelable operating leases, including renewals determined to be reasonably assured. Future minimum lease payments have not been reduced for sublease income.

        In addition, we expect to make cash contributions to our supplementary pension plans and the postretirement medical and life insurance benefit plan in the amount of $1.5 million, $1.3 million, $1.2 million, $1.1 million and $1.0 million in 2013, 2014, 2015, 2016 and 2017, respectively, and $3.6 million in the aggregate for the five years thereafter.

        In 2013, we expect to make a $14.5 million contribution to the qualified defined benefit pension plan. We presently do not anticipate making an additional contribution to the qualified defined benefit pension plan in 2013, but we may choose to do so in our discretion.

        Note 9 in the Notes to Consolidated Financial Statements provides a more complete description of our benefit plans.

Commitments

	Amount of expiration per period
(Dollars in thousands)	Total	Within 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Documentary letters of credit	$303	$303	$—	$—	$—
Standby letters of credit	2,750	2,750	—	—	—
Surety bonds	500	500	—	—	—

Totals	$3,553	$3,553	$—	$—	$—

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

        As of February 2, 2013 and January 28, 2012, approximately 32% of the Company's merchandise inventories were valued using a first-in, first-out ("FIFO") cost basis and approximately 68% of merchandise inventories were valued using a last-in, first-out ("LIFO") cost basis. There was no effect on costs of merchandise sold for LIFO valuations in 2012, 2011 and 2010. If the FIFO method of inventory valuation had been used for all inventories, the Company's merchandise inventories would have been lower by $6.8 million at February 2, 2013 and January 28, 2012 due to the Company having recognized prior years' cost increases associated with its LIFO calculations. The Company's LIFO calculations yielded inventory increases due to deflation reflected in price indices used. The LIFO method values merchandise sold at the cost of more recent inventory purchases (which the deflationary indices indicated to be lower), resulting in the general inventory on-hand being carried at the older, higher costs. Given these higher values and the promotional retail environment, the Company has reduced the carrying value of its LIFO inventories to an estimated realizable value, with reductions of $38.9 million to offset the $45.7 million cumulative inventory increases generated by its computation of LIFO inventory as of February 2, 2013 and with reductions of $37.2 million to offset the $44.0 million cumulative inventory increases generated by its computation of LIFO inventory as of January 28, 2012.

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

        We reported net deferred tax liabilities of $5.2 million and $3.8 million at February 2, 2013 and January 28, 2012, respectively. In assessing the realizability of our deferred tax assets, we considered whether it is more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Significant weight is given to evidence that can be objectively verified. As a result, current or previous losses are given more weight than any projected future taxable income. In addition, a recent three-year historical cumulative loss is considered a significant element of negative evidence that is difficult to overcome.

        We evaluate our deferred tax assets each reporting period, including assessment of the Company's cumulative income or loss over the prior three-year period, to determine if valuation allowances are required. With respect to our reviews during 2010, 2011 and 2012, our three-year historical cumulative loss and the continuation of uncertain near-term economic conditions impeded our ability to rely on our projections of future taxable income in assessing valuation allowance requirements. As such, we concluded it was necessary to continue to maintain a full valuation allowance on our net deferred tax assets.

        Our deferred tax asset valuation allowance totaled $152.7 million and $147.1 million at February 2, 2013 and January 28, 2012, respectively. If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may need to be adjusted, which could materially impact our financial position and results of operations. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard for realization, the valuation allowance would be reduced accordingly in the period that such a conclusion is reached.

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

Long-lived Assets

        Property, fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in our business model or capital strategy can result in the actual useful lives differing from estimates. In cases where we determined the useful life of property, fixtures and equipment should be shortened, we depreciated the net book value in excess of the salvage value over the revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or leasehold improvements could also result in shortened useful lives. Our net property, fixtures and equipment amounted to $652.8 million and $677.1 million at February 2, 2013 and January 28, 2012, respectively.

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

        If the undiscounted cash flows associated with the asset are insufficient to support the recorded asset, an impairment loss is recognized for the amount (if any) by which the carrying amount of the asset exceeds the fair value of the asset. Cash flow estimates are based on historical results, adjusted to reflect our best estimate of future market and operating conditions. Estimates of fair value are determined through various techniques, including discounted cash flow models utilizing a discount rate the Company believes is appropriate and would be used by market participants and market approaches using data that includes recent sales of comparable properties with similar characteristics, as considered necessary. Should cash flow estimates differ significantly from actual results, an impairment could arise and materially impact our financial position and results of operations. Given the seasonality of operations, impairment is not conclusive, in many cases, until after the holiday period in the fourth quarter is concluded.

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

        We evaluated the recoverability of our long-lived assets and, as a result, in 2012 we recognized impairment charges of $5.1 million which resulted in a reduction in the carrying amount of certain marginally performing store properties. In 2011 and 2010 we recognized asset impairment charges of $1.1 million and $1.7 million, respectively, which resulted in a reduction in the carrying amount of certain store and distribution center properties. These analyses anticipate certain economic conditions. Should economic conditions be worse than anticipated, additional impairment charges could result.

Intangible Assets

        Net intangible assets totaled $110.6 million and $119.2 million at February 2, 2013 and January 28, 2012, respectively. Our intangible assets at February 2, 2013 are principally comprised of $51.7 million of lease interests that relate to below-market-rate leases and $58.8 million associated with trade names, private label brand names and customer lists. The lease-related interests are being amortized using a straight-line method. The customer lists are being amortized using a declining-balance method. At February 2, 2013, lease-related interests and customer lists had average remaining lives of 12 years and six years, respectively, for amortization purposes. At February 2, 2013, trade names and private label brand names of $50.7 million have been deemed as having indefinite lives.

        Intangible assets subject to amortization are reviewed for impairment. Fair value is determined using a discounted cash flow analysis, which requires certain assumptions and estimates regarding industry economic factors, and utilizes a discount rate the Company believes is appropriate and would be used by market participants.

        Intangible assets not subject to amortization are reviewed for impairment at the reporting unit level at least annually or when events or changes in circumstances indicate it is more likely than not that the carrying value of these assets exceeds their implied fair values. In determining fair value for these intangible assets, the Company utilizes a relief from royalty method to determine the assets' fair value. The relief from royalty method estimates the theoretical royalty savings from ownership of these intangible assets. Key assumptions include royalty rates, sales projections and discount rates. The Company utilizes royalty and discount rates it believes are appropriate and would be used by market participants.

        The Company's policy is to conduct impairment testing based on its most current business plans, which reflect anticipated changes in the economy and the industry.

        In 2012, we recorded an asset impairment charge of $0.8 million related to a reduction in the value of three indefinite-lived private label brand names. As a result of the decline in our business performance in 2011, we recognized asset impairment charges of $2.4 million and $0.2 million on three indefinite-lived trade names and one private label brand name, respectively. No adjustment was required pursuant to our review of the carrying amount of intangible assets in 2010.

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

        We base our asset return assumption on current and expected allocations of assets, as well as a long-term view of expected returns on the plan asset categories. We assess the appropriateness of the expected rate of return on an annual basis and, when necessary, revise the assumption. At February 2, 2013, our target pension plan asset allocation was 57% equity securities, 33% fixed income and 10% hedge funds.

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

Recently Issued Accounting Standards

        In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 is effective for interim and annual periods for fiscal years beginning after December 15, 2012. We do not expect the adoption of ASU 2013-02 to have an impact on our consolidated financial position, results of operations or cash flows as it requires only a change in the format of presentation.

        In July 2012, ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"), was issued, amending FASB Accounting Standards Codification Topic 350 ("ASC 350") to simplify the impairment testing of indefinite-lived intangible assets by allowing an entity to make a qualitative impairment assessment. Entities are required to test indefinite-lived intangible assets for impairment at least annually and more frequently if indicators of impairment exist. The addition of the optional qualitative assessment permits an entity to consider events and circumstances that could affect the fair value of the indefinite-lived intangible asset and if the entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it will not be required to perform the quantitative impairment test for that asset. The amendments to ASC 350 made by ASU 2012-02 are effective for interim and annual periods for fiscal years beginning after September 15, 2012. We do not expect the adoption of ASU 2012-02 to have a material impact on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Financial Instruments

        We are exposed to market risk associated with changes in interest rates. To provide some protection against potential rate increases associated with our variable-rate borrowing facilities, we have previously entered into, and may in the future enter into, interest rate swap agreements to change the fixed/variable interest rate mix of our debt portfolio in order to maintain an appropriate balance of fixed-rate and variable-rate debt and to mitigate the impact of volatile interest rates. We have not entered into new interest rate swap agreements since the expiration of our prior interest rate swaps on July 14, 2011. During 2012 and 2011, we did not enter into or hold derivative financial instruments for trading purposes.

        The following table presents principal cash flows and related weighted average interest rates by expected maturity dates at February 2, 2013:

	Expected Maturity Date By Year
(Dollars in thousands)	2013	2014	2015	2016	2017	There- After	Total	Fair Value
Debt:
Fixed-rate debt(1)	$75,886	$7,366	$7,862	$204,303	$329,998	$—	$625,415	$627,846
Average fixed rate	9.90%	6.40%	6.41%	6.22%	10.63%	—	8.99%
Variable-rate debt(1)(2)	—	—	—	$219,335	—	$—	$219,335	$219,254
Average variable rate	—	—	—	2.93%	—	—	2.93%

(1)
At February 2, 2013, $134.0 million of our Old Notes was outstanding. On January 23, 2013, we issued a notice of partial redemption for $65.0 million of these notes; the transaction was completed on February 22, 2013 through additional borrowings on the Second Amended Revolving Credit Facility. As a result, variable-rate debt includes $65.0 million of the Old Notes. Fixed-rate debt expected to mature in 2013 includes $69.0 million of the Old Notes as we expect to pay this obligation in 2013.

(2)
Variable-rate debt includes the Second Amended Revolving Credit Facility that expires on the earlier of (a) March 21, 2016 and (b) the date that is 60 days prior to the earlier of the maturity date of the Old Notes and the mortgage loan facility. Since the Old Notes have either been redeemed or are expected to be paid in 2013 (see Note 1 above), the expected maturity of the Second Amended Revolving Credit Facility is in 2016.

Seasonality and Inflation

        Our business, like that of most retailers, is subject to seasonal fluctuations, with the major portion of sales and income realized during the second half of each fiscal year, which includes the holiday season. See Note 18 in the Notes to Consolidated Financial Statements for the Company's quarterly results for 2012 and 2011. Due to the fixed nature of certain costs, SG&A expense is typically higher as a percentage of net sales during the first half of each year. Working capital requirements fluctuate during the year as well and generally reach their highest levels during the third and fourth quarters.

        Because of the seasonality of our business, results for any quarter are not necessarily indicative of results that may be achieved for a full year. In addition, quarterly operating results are impacted by the timing and amount of revenues and costs associated with the opening of new stores and the closing and remodeling of existing stores.

        We do not believe inflation has had a material effect on operating results during the past three years. While we experienced some inflationary conditions in our merchandise and transportation costs in the spring season of 2012 and throughout 2011, we are anticipating merchandise cost decreases of approximately eight percent in the spring season of 2013 from spring 2012 levels, and merchandise costs ranging from flat to decreases of approximately six percent in fall 2013 from fall 2012.

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

        Management assessed the Company's internal control over financial reporting as of February 2, 2013, the end of its 2012 fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and the Company's overall control environment.

        Based on its assessment, management has concluded that the Company's internal control over financial reporting was effective as of the end of the 2012 fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. The results of management's assessment were reviewed with the Audit Committee of the Company's Board of Directors.

        KPMG LLP independently assessed the effectiveness of the Company's internal control over financial reporting. KPMG LLP has issued an attestation report, which is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The Bon-Ton Stores, Inc.:

        We have audited The Bon-Ton Stores, Inc.'s internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bon-Ton Stores, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, The Bon-Ton Stores, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Bon-Ton Stores, Inc. and subsidiaries as of February 2, 2013 and January 28, 2012, and the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity, and cash flows for each of the fiscal years in the three-year period ended February 2, 2013, and the related financial statement schedule, and our report dated April 17, 2013 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ KPMG LLP

Harrisburg, Pennsylvania
April 17, 2013

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

Changes in Internal Control Over Financial Reporting

        There were no changes to the Company's internal control over financial reporting that occurred during the fourteen weeks ended February 2, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

  1.
  Consolidated Financial Statements—See the Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1.

  2.
  Financial Statement Schedule—See the Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1.

  (b)
  The following are exhibits to this Form 10-K. If the exhibits are incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Exhibit No.		Description	Document Location
3.1		Articles of Incorporation	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended July 30, 2011

3.2		Bylaws	Exhibit 3.2 to Form 8-B, File No. 0-19517 ("Form 8-B")

4.1	(a)	Indenture with The Bank of New York	Exhibit 4.1 to the Current Report on Form 8-K filed on March 10, 2006 ("3/10/06 Form 8-K")

	(b)	Supplemental Indenture dated as of July 9, 2012, among The Bon-Ton Department Stores, Inc., the guarantors named therein, and The Bank of New York, as trustee	Exhibit 4.3 to the Current Report on Form 8-K filed on July 13, 2012 ("7/13/12 Form 8-K")

	(c)	Second Supplemental Indenture dated as of January 9, 2013, among The Bon-Ton Department Stores, Inc., the guarantors named therein, and The Bank of New York Mellon, as trustee	Exhibit 4.1 to the Current Report on Form 8-K filed on January 9, 2013 ("1/9/13 Form 8-K")

	(d)	Third Supplemental Indenture dated as of January 31, 2013, among The Bon-Ton Department Stores, Inc., the guarantors named therein, and The Bank of New York Mellon, as trustee	Exhibit 4.1 to the Current Report on Form 8-K filed on February 5, 2013 ("2/5/13 Form 8-K")

	(e)	Fourth Supplemental Indenture dated as of February 2, 2013, among The Bon-Ton Department Stores, Inc., the guarantors named therein, and The Bank of New York Mellon, as trustee	Exhibit 4.6 to the 2/5/13 Form 8-K

4.2	(a)	Indenture dated as of July 9, 2012, among The Bon-Ton Department Stores, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as trustee	Exhibit 4.1 to the 7/13/12 Form 8-K

Exhibit No.			Description	Document Location
		(b)	Registration Rights Agreement dated as of July 9, 2012, among The Bon-Ton Department Stores, Inc., the guarantors named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as dealer manager	Exhibit 4.2 to the 7/13/12 Form 8-K

		(c)	Supplemental Indenture dated as of January 9, 2013, among The Bon-Ton Department Stores, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as trustee	Exhibit 4.2 to the 1/9/13 Form 8-K

		(d)	Second Supplemental Indenture dated as of January 31, 2013, among The Bon-Ton Department Stores, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as trustee	Exhibit 4.2 to the 2/5/13 Form 8-K

		(e)	Third Indenture dated as of February 2, 2013, among The Bon-Ton Department Stores, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as trustee	Exhibit 4.7 to the 2/5/13 Form 8-K

10.1			Shareholders' Agreement among The Bon-Ton Stores, Inc. and the shareholders named therein	Exhibit 10.3 to Amendment No. 2 to the Registration Statement on Form S-1, File No. 33-42142 ("1991 Form S-1")

10.2	*	(a)	Employment Agreement with Byron L. Bergren	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended July 31, 2004

		(b)	Amendment No. 1 to Employment Agreement with Byron L. Bergren	Exhibit 10.5(b) to the Annual Report on Form 10-K for the fiscal year ended January 29, 2005

		(c)	Amendment No. 2 to Employment Agreement with Byron L. Bergren	Exhibit 99.1 to the Current Report on Form 8-K filed on May 26, 2006

		(d)	Amendment No. 3 to Employment Agreement with Byron L. Bergren	Exhibit 10.1 to the Current Report on Form 8-K filed on July 19, 2007

		(e)	Amendment No. 4 to Employment Agreement with Byron L. Bergren	Exhibit 10.1 to the Current Report on Form 8-K filed on March 20, 2009

		(f)	Amendment No. 5 to Employment Agreement with Byron L. Bergren	Exhibit 10.1 to the Current Report on Form 8-K filed on January 25, 2011

		(g)	Amendment No. 6 to Employment Agreement with Byron L. Bergren	Exhibit 10.1 to the Current Report on Form 8-K filed on November 15, 2011

10.3	*	(a)	Restricted Stock Unit Agreement with Byron L. Bergren	Exhibit 10.2 to the Current Report on Form 8-K filed on June 26, 2006

Exhibit No.			Description	Document Location
		(b)	Restricted Stock Agreement with Byron L. Bergren	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended August 4, 2007 ("8/4/07 Form 10-Q")

		(c)	Restricted Stock Agreement with Byron L. Bergren	Exhibit 10.3 to the 8/4/07 Form 10-Q

		(d)	Restricted Stock Agreement with Byron L. Bergren	Exhibit 10.1 to the Current Report on Form 8-K filed on March 27, 2008

		(e)	Restricted Stock Agreement with Byron L. Bergren	Exhibit 10.5(e) to the Annual Report on Form 10-K for the fiscal year ended January 31, 2009 ("2008 Form 10-K")

		(f)	Restricted Stock Agreement with Byron L. Bergren	Exhibit 10.5(f) to the 2008 Form 10-K

10.4	*	(a)	Employment Agreement with Anthony Buccina	Exhibit 10.1 to the Current Report on Form 8-K filed on January 28, 2009 ("1/28/09 Form 8-K")

		(b)	Amendment No. 1 to Employment Agreement with Anthony Buccina	Exhibit 10.1 to the Current Report on Form 8-K filed on April 15, 2011

		(c)	Employment Agreement with Anthony Buccina	Exhibit 10.1 to the Current Report on Form 8-K filed on April 30, 2012

		(d)	Restricted Stock Agreement with Anthony Buccina	Exhibit 10.2 to the 1/28/09 Form 8-K

		(e)	Restricted Stock Agreement—Performance Shares with Anthony Buccina	Exhibit 10.3 to the 1/28/09 Form 8-K

10.5	*	(a)	Employment Agreement with Stephen Byers	Exhibit 10.4 to the 1/28/09 Form 8-K

		(b)	Employment Agreement with Stephen Byers	Exhibit 10.1 to the Current Report on Form 8-K filed on May 4, 2011

		(c)	Amendment to Employment Agreement with Stephen Byers	Exhibit 10.1 to the Current Report on Form 8-K filed on August 21, 2012 ("8/21/12 Form 8-K")

		(d)	Restricted Stock Agreement with Stephen Byers	Exhibit 10.5 to the 1/28/09 Form 8-K

		(e)	Restricted Stock Agreement—Performance Shares with Stephen Byers	Exhibit 10.6 to the 1/28/09 Form 8-K

10.6	*	(a)	Executive Transition Agreement with M. Thomas Grumbacher	Exhibit 10.1 to the Current Report on Form 8-K filed on March 11, 2005

		(b)	Amendment to Executive Transition Agreement with M. Thomas Grumbacher	Exhibit 10.1 to the Current Report on Form 8-K filed on December 10, 2007

Exhibit No.			Description	Document Location
		(c)	Amendment No. 2 to Executive Transition Agreement with M. Thomas Grumbacher	Exhibit 10.1 to the Current Report on Form 8-K filed on February 1, 2010

		(d)	Amendment No. 3 to Executive Transition Agreement with M. Thomas Grumbacher	Exhibit 10.1 to the Current Report on Form 8-K filed on December 21, 2010

10.7	*	(a)	Employment Agreement with Brendan L. Hoffman	Exhibit 10.1 to the Current Report on Form 8-K filed on January 25, 2012 ("1/25/12 Form 8-K")

		(b)	Restricted Stock Agreement with Brendan L. Hoffman	Exhibit 10.2 to the 1/25/12 Form 8-K

		(c)	Restricted Stock Agreement—Performance Shares with Brendan L. Hoffman	Exhibit 10.3 to the 1/25/12 Form 8-K

10.8	*	(a)	Employment Agreement with Barbara J. Schrantz	Exhibit 10.7(a) to the Annual Report on Form 10-K for the fiscal year ended January 29, 2011 ("2010 Form 10-K")

		(b)	Amendment to Employment Agreement with Barbara J. Schrantz	Exhibit 10.2 to the 8/21/12 Form 8-K

		(c)	Separation Agreement with Barbara J. Schrantz	Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended October 27, 2012

		(d)	Restricted Stock Agreement with Barbara J. Schrantz	Exhibit 10.7(b) to the 2010 Form 10-K

10.9	*		Form of severance agreement with certain executive officers	Exhibit 10.14 to Form 8-B

10.10	*	(a)	Supplemental Executive Retirement Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended August 4, 2001

		(b)	Amendment No. 1 to Supplemental Executive Retirement Plan	Exhibit 10.8(b) to the Annual Report on Form 10-K for the fiscal year ended January 30, 2010 ("2009 Form 10-K")

10.11	*	(a)	2009 Omnibus Incentive Plan	Appendix A to Other Definitive Proxy Statements on Form DEF 14A filed on May 4, 2009

		(b)	Amendment No. 1 to 2009 Omnibus Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K filed on November 24, 2010 ("11/24/10 Form 8-K")

		(c)	Form of Restricted Stock Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on April 16, 2010 ("4/16/10 Form 8-K")

Exhibit No.			Description	Document Location
		(d)	Form of Restricted Stock Agreement—Performance Shares	Exhibit 10.2 to the 11/24/10 Form 8-K

		(e)	Form of Restricted Stock Unit Agreement	Exhibit 10.3 to the 4/16/10 Form 8-K

		(f)	Form of Non-Qualified Stock Option Agreement	Exhibit 10.4 to the 4/16/10 Form 8-K

10.12	*	(a)	Amended and Restated Cash Bonus Plan	Appendix A to Other Definitive Proxy Statements on Form DEF 14A filed on May 4, 2007

		(b)	Amendment to Cash Bonus Plan	Exhibit 10.3 to the 11/24/10 Form 8-K

10.13	*		The Bon-Ton Stores, Inc. Deferred Compensation Plan	Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended February 3, 2007 ("2006 Form 10-K")

10.14	*		The Bon-Ton Stores, Inc. Severance Pay Plan	Exhibit 10.1 to the Current Report on Form 8-K filed on August 28, 2006

10.15	*		The Bon-Ton Stores, Inc. Change of Control and Material Transaction Severance Plan for Certain Employees of Acquired Employers	Exhibit 10.16 to the 2006 Form 10-K

10.16			Registration Rights Agreement between The Bon-Ton Stores, Inc. and Tim Grumbacher	Exhibit 99.3 to the Current Report on Form 8-K filed on November 7, 2003

10.17		(a)	Sublease of Oil City, Pennsylvania store between The Bon-Ton Stores, Inc. and Nancy T. Grumbacher, Trustee	Exhibit 10.16 to the 1991 Form S-1

		(b)	First Amendment to Oil City, Pennsylvania sublease	Exhibit 10.22 to Amendment No. 1 to the 1991 Form S-1

		(c)	Corporate Guarantee with respect to Oil City, Pennsylvania lease	Exhibit 10.26 to Amendment No. 1 to the 1991 Form S-1

10.18		(a)	Credit Card Program Agreement between The Bon-Ton Stores, Inc. and HSBC Bank Nevada, N.A.	Exhibit 10.3 to the Current Report on Form 8-K filed on June 23, 2005

		(b)	First Amendment to the Credit Card Program Agreement	Exhibit 10.5 to the 3/10/06 Form 8-K

		(c)	Second Amendment to the Credit Card Program Agreement	Exhibit 10.22(c) to the 2006 Form 10-K

		(d)	Third Amendment to the Credit Card Program Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on August 10, 2009

		(e)	Fourth Amendment to the Credit Card Program Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on August 4, 2010

Exhibit No.		Description	Document Location
	(f)	Fifth Amendment to the Credit Card Program Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on September 7, 2010

	(g)	Sixth Amendment to the Credit Card Program Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on February 3, 2011**

	(h)	Seventh Amendment to the Credit Card Program Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on June 19, 2012

	(i)	Exhibits and Schedules to the Credit Card Program Agreement	Exhibit 10.17(e) to the 2009 Form 10-K**

10.19		Credit Card Program Agreement between The Bon-Ton Stores, Inc. and World Financial Network Bank	Exhibit 10.1 to the Current Report on Form 8-K filed on December 22, 2011**

10.20		Registration Rights Agreement between The Bon-Ton Department Stores, Inc., The Bon-Ton Stores, Inc., other guarantors listed on Schedule I of the Agreement, Banc of America Securities LLC and Citigroup Global Markets Inc.	Exhibit 10.1 to the 3/10/06 Form 8-K

10.21	(a)	Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp., Carson Pirie Scott, Inc. (f/k/a Parisian, Inc.), Herberger's Department Stores, LLC and the other credit parties and lender parties thereto	Exhibit 10.2 to the 3/10/06 Form 8-K

	(b)	Amendment No. 1 to Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp., Carson Pirie Scott, Inc. (f/k/a Parisian, Inc.), Herberger's Department Stores, LLC and the other credit parties and lender parties thereto	Exhibit 10.24(b) to the Annual Report on Form 10-K for the fiscal year ended February 2, 2008

	(c)	Amendment No. 2 to Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp., Carson Pirie Scott, Inc. (f/k/a Parisian, Inc.), Herberger's Department Stores, LLC and the other credit parties and lender parties thereto	Exhibit 10.3 to the Current Report on Form 8-K filed on November 24, 2009 ("11/24/09 Form 8-K")

Exhibit No.			Description	Document Location
		(d)	Amended and Restated Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp. and the other credit parties and lender parties thereto	Exhibit 10.1 to the Current Report on Form 8-K filed on December 9, 2009

		(e)	Exhibits and Schedules to the Amended and Restated Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp. and the other credit parties and lender parties thereto	Exhibit 10.19(e) to the 2009 Form 10-K**

		(f)	Second Amended and Restated Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp. and the other credit parties and lender parties thereto	Exhibit 10.1 to the Current Report on Form 8-K filed on March 24, 2011

		(g)	First Amendment to Second Amended and Restated Loan and Security Agreement dated March 21, 2011	Exhibit 10.1 to the Current Report on Form 8-K filed on October 31, 2012

10.22		(a)	Loan Agreement between Bonstores Realty One, LLP and Bank of America, N.A.	Exhibit 10.3 to the 3/10/06 Form 8-K

		(b)	Exhibits and Schedules to Loan Agreement between Bonstores Realty One, LLP and Bank of America, N.A.	Exhibit 10.20(b) to the 2009 Form 10-K**

10.23		(a)	Loan Agreement between Bonstores Realty Two, LLP and Bank of America, N.A.	Exhibit 10.4 to the 3/10/06 Form 8-K

		(b)	Exhibits and Schedules to Loan Agreement between Bonstores Realty Two, LLP and Bank of America, N.A.	Exhibit 10.21(b) to the 2009 Form 10-K**

10.24	*	(a)	Carson Pirie Scott & Co. Supplemental Executive Retirement Plan	Exhibit 10.29(a) to the 2006 Form 10-K

		(b)	First Amendment to the Carson Pirie Scott & Co. Supplemental Executive Retirement Plan	Exhibit 10.29(b) to the 2006 Form 10-K

10.25		(a)	Second Lien Loan and Security Agreement among Sankaty Advisors, LLC, The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp. and the other credit parties and lender parties thereto	Exhibit 10.1 to the 11/24/09 Form 8-K

Exhibit No.		Description	Document Location
	(b)	Exhibits and Schedules to Second Lien Loan and Security Agreement among Sankaty Advisors, LLC, The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp. and the other credit parties and lender parties thereto	Exhibit 10.23(b) to the 2009 Form 10-K**

10.26		Intercreditor Agreement among Bank of America, N.A., Sankaty Advisors, LLC and the other Revolving Credit Lenders and Term Loan Lenders	Exhibit 10.2 to the 11/24/09 Form 8-K

10.27		Second Lien Security Agreement dated as of July 9, 2012, among The Bon-Ton Department Stores, Inc., the grantors named therein, and Wells Fargo Bank, National Association, as trustee and collateral agent	Exhibit 10.1 to the 7/13/12 Form 8-K

10.28		Intercreditor Agreement dated as of July 9, 2012, among Bank of America, N.A., as collateral agent under the credit agreement dated as of March 21, 2011, Wells Fargo Bank, National Association, as collateral agent and trustee under the indenture dated as of July 9, 2012, The Bon-Ton Stores, Inc., and the subsidiaries of The Bon-Ton Stores, Inc. named therein	Exhibit 10.2 to the 7/13/12 Form 8-K

10.29		Supplement No. 1 to the Second Lien Security Agreement dated as of January 31, 2013 by and among The Bon-Ton Department Stores, Inc., The Bon-Ton Giftco, LLC, and Wells Fargo Bank, National Association, as trustee and collateral agent	Exhibit 4.3 to the 2/5/13 Form 8-K

10.30		Omnibus Joinder Agreement to Loan Documents dated as of January 31, 2013 by and among The Bon-Ton Giftco, LLC, as new guarantor, The Bon-Ton Department Stores, Inc., as borrower agent, and Bank of America, N.A., as administrative agent and co-collateral agent	Exhibit 4.4 to the 2/5/13 Form 8-K

10.31		Guaranty dated as of January 31, 2013 by The Bon-Ton Giftco, LLC, as new guarantor, in favor of Bank of America, N.A., as agent, the lenders and the other secured parties	Exhibit 4.5 to the 2/5/13 Form 8-K

Exhibit No.		Description	Document Location
10.32		Supplement No. 2 to the Second Lien Security Agreement dated as of February 2, 2013 by and among The Bon-Ton Department Stores, Inc., Carson Pirie Scott II, Inc., and Wells Fargo Bank, National Association, as trustee and collateral agent	Exhibit 4.8 to the 2/5/13 Form 8-K

10.33		Joinder Agreement to Loan Agreement dated as of February 2, 2013 by and among Carson Pirie Scott II, Inc., as new borrower, The Bon-Ton Department Stores, Inc., as borrower agent, and Bank of America, N.A., as administrative agent and co-collateral agent	Exhibit 4.9 to the 2/5/13 Form 8-K

10.34		Guaranty dated as of February 2, 2013 by Carson Pirie Scott II, Inc., as new guarantor, in favor of Bank of America, N.A., as agent, the lenders and the other secured parties	Exhibit 4.10 to the 2/5/13 Form 8-K

21		Subsidiaries of the Registrant	Filed Herewith

23		Consent of KPMG LLP	Filed Herewith

31.1		Certification of Brendan L. Hoffman	Filed Herewith

31.2		Certification of Keith E. Plowman	Filed Herewith

32		Certifications Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934	Filed Herewith

101	***	The following financial statements from The Bon-Ton Stores, Inc.'s Annual Report on Form 10-K for the year ended February 2, 2013, filed on April 17, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.	Furnished Herewith

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

THE BON-TON STORES, INC.
Dated: April 17, 2013	By:	/s/ KEITH E. PLOWMAN Keith E. Plowman Executive Vice President, Chief Financial Officer and Principal Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ TIM GRUMBACHER Tim Grumbacher	Chairman Emeritus and Strategic Initiatives Officer	April 17, 2013
/s/ BYRON L. BERGREN Byron L. Bergren	Chairman of the Board	April 17, 2013
/s/ BRENDAN L. HOFFMAN Brendan L. Hoffman	President and Chief Executive Officer and Director	April 17, 2013
/s/ KEITH E. PLOWMAN Keith E. Plowman	Executive Vice President, Chief Financial Officer and Principal Accounting Officer	April 17, 2013
/s/ LUCINDA M. BAIER Lucinda M. Baier	Director	April 17, 2013
/s/ PHILIP M. BROWNE Philip M. Browne	Director	April 17, 2013
/s/ MARSHA M. EVERTON Marsha M. Everton	Director	April 17, 2013

Signature	Capacity	Date

/s/ MICHAEL L. GLEIM Michael L. Gleim	Director	April 17, 2013
/s/ TODD C. MCCARTY Todd C. McCarty	Director	April 17, 2013
/s/ JEFFREY B. SHERMAN Jeffrey B. Sherman	Director	April 17, 2013

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
The Bon-Ton Stores, Inc.:

        We have audited the accompanying consolidated balance sheets of The Bon-Ton Stores, Inc. and subsidiaries as of February 2, 2013 and January 28, 2012, and the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity, and cash flows for each of the fiscal years in the three-year period ended February 2, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bon-Ton Stores, Inc. and subsidiaries as of February 2, 2013 and January 28, 2012, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 2, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Bon-Ton Stores, Inc.'s internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 17, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Harrisburg, Pennsylvania
April 17, 2013

THE BON-TON STORES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	February 2, 2013	January 28, 2012
Assets
Current assets:
Cash and cash equivalents	$7,926	$14,272
Merchandise inventories	758,400	699,504
Prepaid expenses and other current assets	70,601	69,032

Total current assets	836,927	782,808

Property, fixtures and equipment at cost, net of accumulated depreciation and amortization of $804,559 and $743,312 at February 2, 2013 and January 28, 2012, respectively	652,822	677,133
Deferred income taxes	15,010	12,385
Intangible assets, net of accumulated amortization of $57,596 and $51,975 at February 2, 2013 and January 28, 2012, respectively	110,563	119,165
Other long-term assets	18,887	26,712

Total assets	$1,634,209	$1,618,203

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$193,898	$205,492
Accrued payroll and benefits	32,410	31,636
Accrued expenses	165,536	162,855
Current maturities of long-term debt	75,886	8,066
Current maturities of obligations under capital leases	3,925	4,365
Deferred income taxes	20,256	16,231
Income taxes payable	739	—

Total current liabilities	492,650	428,645

Long-term debt, less current maturities	768,864	814,271
Obligations under capital leases, less current maturities	52,478	56,677
Other long-term liabilities	209,611	187,003

Total liabilities	1,523,603	1,486,596

Commitments and contingencies (Note 13)
Shareholders' equity
Preferred Stock—authorized 5,000,000 shares at $0.01 par value; no shares issued	—	—
Common Stock—authorized 40,000,000 shares at $0.01 par value; issued shares of 17,491,277 and 17,081,376 at February 2, 2013 and January 28, 2012, respectively	175	171
Class A Common Stock—authorized 20,000,000 shares at $0.01 par value; issued and outstanding shares of 2,951,490 at February 2, 2013 and January 28, 2012	30	30
Treasury stock, at cost—337,800 shares at February 2, 2013 and January 28, 2012	(1,387)	(1,387)
Additional paid-in capital	158,728	155,400
Accumulated other comprehensive loss	(73,242)	(74,356)
Retained earnings	26,302	51,749

Total shareholders' equity	110,606	131,607

Total liabilities and shareholders' equity	$1,634,209	$1,618,203

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(In thousands, except per share data)	February 2, 2013	January 28, 2012	January 29, 2011
Net sales	$2,919,411	$2,884,661	$2,980,479
Other income	59,425	68,869	66,006

	2,978,836	2,953,530	3,046,485

Costs and expenses:
Costs of merchandise sold	1,873,890	1,847,369	1,860,182
Selling, general and administrative	936,175	936,060	942,660
Depreciation and amortization	88,276	95,033	102,202
Amortization of lease-related interests	4,696	4,747	4,555
Impairment charges	5,800	3,690	1,738

Income from operations	69,999	66,631	135,148
Interest expense, net	82,839	89,507	112,301
Loss (gain) on exchange/extinguishment of debt	8,485	(8,729)	—

(Loss) income before income taxes	(21,325)	(14,147)	22,847
Income tax provision (benefit)	228	(2,019)	1,353

Net (loss) income	$(21,553)	$(12,128)	$21,494

Per share amounts—
Basic:
Net (loss) income	$(1.16)	$(0.67)	$1.14
Diluted:
Net (loss) income	$(1.16)	$(0.67)	$1.12

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Fiscal Year Ended
(In thousands)	February 2, 2013	January 28, 2012	January 29, 2011
Net (loss) income	$(21,553)	$(12,128)	$21,494
Other comprehensive income (loss), net of tax:
Pension and postretirement benefit plans	1,114	(35,839)	12,824
Cash flow derivatives	—	(2,019)	3,590

Other comprehensive income (loss)	1,114	(37,858)	16,414

Comprehensive (loss) income	$(20,439)	$(49,986)	$37,908

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands, except per share data)	Common Stock	Class A Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
BALANCE AT JANUARY 30, 2010	$159	$30	$(1,387)	$149,649	$(52,912)	$46,217	$141,756

Net income	—	—	—	—	—	21,494	21,494
Other comprehensive income	—	—	—	—	16,414	—	16,414
Restricted shares forfeited in lieu of payroll taxes	(4)	—	—	(4,103)	—	—	(4,107)
Share-based compensation expense	10	—	—	7,785	—	—	7,795

BALANCE AT JANUARY 29, 2011	165	30	(1,387)	153,331	(36,498)	67,711	183,352

Net loss	—	—	—	—	—	(12,128)	(12,128)
Other comprehensive loss	—	—	—	—	(37,858)	—	(37,858)
Dividends to shareholders, $0.20 per share	—	—	—	—	—	(3,834)	(3,834)
Restricted shares forfeited in lieu of payroll taxes	(2)	—	—	(3,582)	—	—	(3,584)
Proceeds from stock options exercised	1	—	—	397	—	—	398
Share-based compensation expense	7	—	—	5,254	—	—	5,261

BALANCE AT JANUARY 28, 2012	171	30	(1,387)	155,400	(74,356)	51,749	131,607

Net loss	—	—	—	—	—	(21,553)	(21,553)
Other comprehensive income	—	—	—	—	1,114	—	1,114
Dividends to shareholders, $0.20 per share	—	—	—	—	—	(3,894)	(3,894)
Restricted shares forfeited in lieu of payroll taxes	(2)	—	—	(1,658)	—	—	(1,660)
Proceeds from stock options exercised	1	—	—	537	—	—	538
Share-based compensation expense	5	—	—	4,449	—	—	4,454

BALANCE AT FEBRUARY 2, 2013	$175	$30	$(1,387)	$158,728	$(73,242)	$26,302	$110,606

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(In thousands)	February 2, 2013	January 28, 2012	January 29, 2011
Cash flows from operating activities:
Net (loss) income	$(21,553)	$(12,128)	$21,494
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	88,276	95,033	102,202
Amortization of lease-related interests	4,696	4,747	4,555
Impairment charges	5,800	3,690	1,738
Share-based compensation expense	4,454	5,261	7,795
Gain on sale of property, fixtures and equipment	(2,768)	(91)	(2,064)
Reclassifications of accumulated other comprehensive loss	6,384	3,216	7,470
Loss (gain) on exchange/extinguishment of debt	8,485	(8,729)	—
Amortization of deferred financing costs	6,610	8,690	9,323
Amortization of deferred gain on sale of proprietary credit card portfolio	(1,021)	(2,414)	(2,414)
Deferred income tax provision (benefit)	1,400	(2,500)	1,605
Changes in operating assets and liabilities:
Increase in merchandise inventories	(58,896)	(17,180)	(22,926)
(Increase) decrease in prepaid expenses and other current assets	(1,569)	9,386	9,272
Decrease in other long-term assets	2,004	396	2,617
Increase in accounts payable	2,591	23,405	6,045
Increase (decrease) in accrued payroll and benefits and accrued expenses	9,035	(21,307)	(1,391)
Increase (decrease) in income taxes payable	739	(137)	137
Increase (decrease) in other long-term liabilities	18,603	10,459	(4,323)

Net cash provided by operating activities	73,270	99,797	141,135

Cash flows from investing activities:
Capital expenditures	(73,770)	(67,235)	(46,268)
Proceeds from sale of property, fixtures and equipment	8,268	2,781	2,603

Net cash used in investing activities	(65,502)	(64,454)	(43,665)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(733,653)	(806,138)	(710,871)
Proceeds from issuance of long-term debt	750,401	773,906	610,375
Cash dividends paid	(4,855)	(2,872)	—
Restricted shares forfeited in lieu of payroll taxes	(1,660)	(3,584)	(4,107)
Proceeds from stock options exercised	538	398	—
Deferred financing costs paid	(1,135)	(5,931)	(717)
Debt exchange costs paid	(6,992)	—	—
(Decrease) increase in book overdraft balances	(16,758)	6,811	5,267

Net cash used in financing activities	(14,114)	(37,410)	(100,053)

Net decrease in cash and cash equivalents	(6,346)	(2,067)	(2,583)
Cash and cash equivalents at beginning of period	14,272	16,339	18,922

Cash and cash equivalents at end of period	$7,926	$14,272	$16,339

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share data)

1. NATURE OF OPERATIONS

        The Bon-Ton Stores, Inc. is a Pennsylvania corporation incorporated on January 31, 1996 as the successor of a company incorporated on January 31, 1929. As of February 2, 2013, The Bon-Ton Stores, Inc. operated, through its subsidiaries, 271 stores in 24 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner's, Boston Store, Carson's, Elder-Beerman, Herberger's and Younkers nameplates.

        References to "the Company" refer to The Bon-Ton Stores, Inc. (the "Parent") and its wholly owned subsidiaries.

        The Company's fiscal year ends on the Saturday nearer January 31, and consisted of 53 weeks for 2012 and 52 weeks for each of 2011 and 2010. References to "2012," "2011" and "2010" represent the Company's fiscal 2012 year ended February 2, 2013, fiscal 2011 year ended January 28, 2012 and fiscal 2010 year ended January 29, 2011, respectively. References to "2013" represent the Company's fiscal 2013 year ending February 1, 2014.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The consolidated financial statements include the accounts of the Parent and its wholly owned subsidiaries. Variable interest entities are consolidated where it has been determined the Company is the primary beneficiary of those entities' operations. All intercompany transactions have been eliminated in consolidation.

        The Company has identified two operating segments: stores and eCommerce (its internet websites). The two operating segments have been aggregated into one operating segment based on the similar nature of products sold, merchandising and distribution processes involved, target customers, and economic characteristics of the two operating segments.

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

        Certain prior year balances presented in the consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation. These reclassifications did not impact the Company's net (loss) income for 2012, 2011 or 2010.

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

        Factors considered in the determination of permanent markdowns include inventory obsolescence, excess inventories, current and anticipated demand, age of the merchandise, customer preferences and fashion trends. Pursuant to the retail inventory method, permanent markdowns result in the devaluation of inventory and the resulting gross margin reduction is recognized in the period in which the markdown is recorded.

        The Company seeks return privileges from its vendors for damaged inventory or marks the goods out-of-stock. Historically, damaged inventory has been an immaterial factor in the Company's calculation of gross margin.

        The Company regularly records a provision for estimated shrinkage, thereby reducing the carrying value of inventory. A physical inventory of each merchandise department is conducted annually in January, with the recorded amount of inventory adjusted to reflect this physical count. The differences between the estimated amount of shrinkage and the actual amount realized have been insignificant.

        As of February 2, 2013 and January 28, 2012, approximately 32% of the Company's merchandise inventories were valued using a first-in, first-out ("FIFO") cost basis and approximately 68% of merchandise inventories were valued using a last-in, first-out ("LIFO") cost basis. There was no effect on costs of merchandise sold for LIFO valuations in 2012, 2011 and 2010. If the FIFO method of inventory valuation had been used for all inventories, the Company's merchandise inventories would have been lower by $6,837 at February 2, 2013 and January 28, 2012 due to the Company having recognized prior years' cost increases associated with its LIFO calculations. The Company's LIFO calculations yielded inventory increases due to deflation reflected in price indices used. The LIFO method values merchandise sold at the cost of more recent inventory purchases (which the deflationary indices indicated to be lower), resulting in the general inventory on-hand being carried at the older, higher costs. Given these higher values and the promotional retail environment, the Company has reduced the carrying value of its LIFO inventories to an estimated realizable value, with reductions of $38,867 to offset the $45,704 cumulative inventory increases generated by its computation of LIFO

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

inventory as of February 2, 2013 and with reductions of $37,158 to offset the $43,995 cumulative inventory increases generated by its computation of LIFO inventory as of January 28, 2012.

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

        No depreciation is recorded until property, fixtures and equipment are placed into service. The Company capitalizes interest incurred during the construction of new facilities or major improvements to existing facilities and development projects that exceed one month. See Note 12 for quantification of capitalized interest in 2012, 2011 and 2010. Repair and maintenance costs are charged to selling, general and administrative ("SG&A") expense as incurred. Property retired or sold is removed from asset and accumulated depreciation accounts and the resulting gain or loss is reflected in SG&A expense.

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

        ASC Section 360-10-35, Property, Plant and Equipment—Overall—Subsequent Measurement ("ASC 360-10-35"), requires the Company to test a long-lived asset for recoverability whenever events or changes in circumstances indicate that its carrying value may not be recoverable. If the undiscounted cash flows associated with the asset are insufficient to support the recorded asset, an impairment loss is recognized for the amount (if any) by which the carrying amount of the asset exceeds the fair value of the asset. Cash flow estimates are based on historical results, adjusted to reflect the Company's best estimate of future market and operating conditions. Estimates of fair value are determined through various techniques, including discounted cash flow models utilizing a discount rate the Company believes is appropriate and would be used by market participants and market approaches using data that includes recent sales of comparable properties with similar characteristics, as considered necessary. (See Note 3 for quantification of asset impairment charges.)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

        ASC Section 350-30-35, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill—Subsequent Measurement ("ASC 350-30-35") requires the Company to test intangible assets subject to amortization and intangible assets not subject to amortization for impairment.

        Intangible assets subject to amortization are reviewed for impairment in accordance with ASC 360-10-35. Fair value is determined using a discounted cash flow analysis, which requires certain assumptions and estimates regarding industry economic factors, and utilizes a discount rate the Company believes is appropriate and would be used by market participants.

        Intangible assets not subject to amortization are reviewed for impairment at the reporting unit level at least annually or when events or changes in circumstances indicate it is more likely than not that the carrying value of these assets exceeds their implied fair values. In determining fair value for these intangible assets, the Company utilizes a relief from royalty method to determine the assets' fair value. The relief from royalty method estimates the theoretical royalty savings from ownership of these intangible assets. Key assumptions include royalty rates, sales projections and discount rates. The Company utilizes royalty and discount rates it believes are appropriate and would be used by market participants.

        The Company's policy is to conduct impairment testing based on its most current business plans, which reflect anticipated changes in the economy and the industry. (See Note 4 for quantification of intangible asset impairment charges.)

Deferred Financing Fees

        Amounts paid by the Company to secure financing agreements are reflected in other long-term assets and are amortized over the term of the related facility. Amortization of credit facility costs are classified as interest expense. Unamortized amounts at February 2, 2013 and January 28, 2012 were $12,868 and $18,708, respectively. Deferred financing fees amortized to expense for 2012, 2011 and 2010 were $6,610, $8,690 and $9,323, respectively.

Employee Benefit Plans

        The Company, through its actuary, utilizes assumptions when estimating the liabilities for pension and other employee benefit plans. These assumptions, where applicable, include the discount rates used to determine the actuarial present value of projected benefit obligations, the long-term rate of return on assets and the growth in health care costs. The cost of these benefits is recognized in SG&A expense and the accrued benefits are reported in accrued payroll and benefits, accrued expenses and other long-term liabilities.

Interest Rate Derivatives

        It is the policy of the Company to identify on a continuing basis the need for debt capital and evaluate financial risks inherent in funding the Company with debt capital. In conjunction with this ongoing review, the debt portfolio and hedging program of the Company is managed to: (1) reduce funding risk with respect to borrowings made or to be made by the Company to preserve the

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company's access to debt capital and provide debt capital as required for funding and liquidity purposes, and (2) control the aggregate interest rate risk of the debt portfolio. The Company has previously entered into, and may in the future enter into, interest rate swap agreements to change the fixed/variable interest rate mix of the debt portfolio in order to maintain an appropriate balance of fixed-rate and variable-rate debt and to mitigate the impact of volatile interest rates. These derivatives are accounted for in accordance with ASC 815, Derivatives and Hedging ("ASC 815").

        On the date the derivative instrument is entered into, the Company designates the derivative as a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"). Changes in the fair value of a derivative that is designated as, and meets all required criteria for, a cash flow hedge are recorded in other comprehensive income or loss and reclassified into the statement of operations as the underlying hedged item affects earnings, such as when quarterly settlements are made on the hedged forecasted transaction. The portion of the change in fair value of a derivative associated with hedge ineffectiveness or the component of a derivative instrument excluded from the assessment of hedge effectiveness, if any, is recorded in the current statement of operations. Also, changes in the fair value of a derivative that is not designated as a hedge, if any, are entirely recorded in the statement of operations. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions; this process includes relating all derivatives that are designated as cash flow hedges to specific balance sheet assets or liabilities. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively for the respective derivative. In addition, if the forecasted transaction is no longer probable of occurring, any amounts in accumulated other comprehensive income or loss ("AOCI") related to the derivative are recorded in the statement of operations for the current period. (See Note 11 for further discussion of interest rate derivatives.)

Income Taxes

        Income taxes are accounted for under the asset and liability method, pursuant to ASC Topic 740, Income Taxes ("ASC 740"). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. ASC 740 requires an assessment of whether valuation allowances are needed against deferred tax assets based upon consideration of all available evidence using a "more likely than not" standard. See Note 17 for further discussion of the Company's valuation allowances.

        In accordance with ASC 740, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Net Sales and Revenue Recognition

        The Company recognizes revenue, which excludes sales tax, at either the point-of-sale or at the time merchandise is delivered to the customer and all significant obligations have been satisfied. The Company has a customer return policy allowing customers to return merchandise, for which a reserve is provided for estimated returns. The reserve is based on historical returns experience, and is reflected as an adjustment to sales and costs of merchandise sold.

        The following table summarizes net sales by merchandise category for each year presented:

Merchandise Category	2012	2011	2010
Women's Apparel	$708,411	$706,965	$763,926
Home	505,452	505,382	499,143
Cosmetics	418,609	405,588	390,451
Men's Apparel	339,283	337,035	357,340
Accessories	285,144	278,220	290,460
Footwear	273,671	255,150	254,835
Children's Apparel	196,673	197,990	209,048
Intimate Apparel	114,863	116,833	126,970
Juniors' Apparel	67,090	72,592	79,449
Other	10,215	8,906	8,857

Total	$2,919,411	$2,884,661	$2,980,479

Other Income

        The Company currently receives revenues under a credit card program agreement ("CCPA") with Comenity Bank (formerly World Financial Network Bank), a bank subsidiary of Alliance Data Systems Corporation ("ADS"). Pursuant to the CCPA, the Company receives periodic royalties based on a percentage of credit card sales and outstanding credit balances. In 2012, the Company received a signing bonus of $50,000 upon transition of its CCPA to ADS; the signing bonus was recorded as deferred income and is being amortized over the initial seven-year term of the CCPA. The aforementioned revenues are recorded within other income. The Company also licenses space to third parties in its stores and receives compensation based on a percentage of sales made in these departments and receives revenues from customers for delivery of certain items and services. Revenues from gift and merchandise card breakage are included in other income (see "Gift and Merchandise Cards," below). In addition, the Company recovers a portion of its cost from the disposal of damaged or otherwise distressed merchandise; this recovery is recorded within other income.

Advertising

        Advertising production costs are expensed the first time the advertisement is run. Media placement costs are expensed in the period the advertising appears. Total advertising expenses, net of vendor

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

allowances, included in SG&A expense for 2012, 2011 and 2010 were $129,349, $145,616 and $138,805, respectively. Prepaid expenses and other current assets include prepaid advertising costs of $9,062 and $6,336 at February 2, 2013 and January 28, 2012, respectively.

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

Gift and Merchandise Cards

        The Company sells gift cards to customers at its stores and through its website, and issues merchandise cards as credit for merchandise returned to its stores. These cards do not have expiration dates. Revenues from these cards are recognized when (1) the card is redeemed by the customer, or (2) the likelihood of the card being redeemed by the customer is remote and it is determined that the Company does not have a legal obligation to remit the value of the unredeemed card to relevant jurisdictions ("card breakage"). It is the Company's historical experience that the likelihood of redemption after 60 months from issuance is remote. Should cards become aged 60 months and the Company determines that it is probable that it has no legal obligation to remit the value to relevant jurisdictions, the corresponding liability is relieved. Given the satisfaction of the aforementioned criteria, the Company recognized income from card breakage of $2,551 and $6,453 in 2012 and 2011,

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

respectively. As the aforementioned criteria were not satisfied, no card breakage was recognized in 2010. Gift and merchandise card liabilities are included within accrued expenses.

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

Fair Value of Financial Instruments

        The carrying values of the Company's cash and cash equivalents, accounts payable and financial instruments reported within prepaid expenses and other current assets and other long-term assets approximate fair value. The Company discloses the fair value of its long-term debt in Note 5. Fair value estimates of the Company's long-term debt are determined by quoted prices in active markets or a market approach using prices generated by market transactions or derived from discounted cash flow analyses utilizing a discount rate the Company believes is appropriate and would be used by market participants.

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

Operating Leases

        The Company leases a majority of its retail stores under operating leases. Many of the lease agreements contain rent holidays, rent escalation clauses and contingent rent provisions—or some combination of these items. The Company recognizes rent expense in SG&A on a straight-line basis over the accounting lease term, which includes lease renewals determined to be reasonably assured. In calculating straight-line rent expense, the Company utilizes an accounting lease term that equals or exceeds the time period used for depreciation. Additionally, the commencement date of the accounting lease term reflects the earlier of the date the Company becomes legally obligated for the rent payments or the date the Company takes possession of the building for initial construction and setup. The excess of rent expense over the actual cash paid is recorded as deferred rent. Leasehold improvement allowances received from landlords and other lease incentives are recorded as deferred rent liabilities and are recognized in SG&A on a straight-line basis over the accounting lease term.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The following table presents a reconciliation of net (loss) income and weighted average shares outstanding used in basic and diluted EPS calculations for each of 2012, 2011 and 2010:

	2012	2011	2010
Basic (Loss) Earnings Per Common Share
Net (loss) income	$(21,553)	$(12,128)	$21,494
Less: Income allocated to participating securities	—	—	(1,447)

Net (loss) income available to common shareholders	$(21,553)	$(12,128)	$20,047

Weighted average common shares outstanding	18,528,169	18,091,286	17,642,061

Basic (loss) earnings per common share	$(1.16)	$(0.67)	$1.14

Diluted (Loss) Earnings Per Common Share
Net (loss) income	$(21,553)	$(12,128)	$21,494
Less: Income allocated to participating securities	—	—	(1,428)

Net (loss) income available to common shareholders	$(21,553)	$(12,128)	$20,066

Weighted average common shares outstanding	18,528,169	18,091,286	17,642,061
Common shares issuable—stock options	—	—	255,807

Weighted average common shares outstanding assuming dilution	18,528,169	18,091,286	17,897,868

Diluted (loss) earnings per common share	$(1.16)	$(0.67)	$1.12

        Due to the Company's net loss position in 2012 and 2011, weighted average unvested restricted shares (participating securities) of 1,314,491 and 1,395,883 for 2012 and 2011, respectively, were not

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

considered in the calculation of net loss available to common shareholders used for both basic and diluted EPS.

        In addition, weighted average stock option shares (non-participating securities) of 841,224 and 988,145 for 2012 and 2011, respectively, were excluded from the calculation of diluted EPS as they would have been antidilutive. Certain of these stock option shares were excluded solely due to the Company's net loss position. Had the Company reported net income in 2012 and 2011, these shares would have had an effect of 128,452 and 147,789 dilutive shares, respectively, for purposes of calculating diluted EPS. Stock option shares totaling 554,162 were excluded from the computation of 2010 diluted weighted average common shares outstanding, as their effect would have been antidilutive.

Risks and Uncertainties

        The diversity of the Company's products, customers and geographic operations reduces the risk that a severe impact will occur in the near term as a result of changes in its customer base, competition or markets.

        In response to economic conditions, the Company has considered the impact of relevant factors on its liquidity and has performed an analysis of the key assumptions in its forecast such as sales, gross margin and SG&A expenses; an evaluation of its relationships with vendors and their factors, including availability of vendor credit; and an analysis of cash requirements, including the Company's inventory and other working capital requirements, capital expenditures and borrowing availability under its credit facility. Based upon these analyses and evaluations, the Company expects its anticipated sources of liquidity will be sufficient to meet its obligations without significant revisions to its planned operations through 2013.

Previously Issued Accounting Standards

        In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"), which amends FASB Codification Topic 220 on comprehensive income disclosures. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements, while eliminating the option to report other comprehensive income and its components in the statement of changes in shareholders' equity. The provisions of ASU 2011-05 were adopted in the first quarter of 2012. The adoption of ASU 2011-05 did not impact the Company's consolidated financial position, results of operations or cash flows as it required only a change in the format of presentation.

        In May 2011, ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ("ASU 2011-04"), was issued, amending FASB Codification Topic 820 on fair value measurements and disclosures. The amendments (1) clarify the FASB's intent regarding application of existing fair value measurement guidance, (2) revise certain measurement and disclosure requirements that change or modify a principle to achieve convergence with international accounting standards and (3) expand the information required to be disclosed with respect to fair value measurements categorized in Level 3 fair value measurements. The provisions of ASU 2011-04 were adopted in the first quarter of 2012. The adoption of ASU 2011-04 did not have a material impact on the Company's consolidated financial statements.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

3. PROPERTY, FIXTURES AND EQUIPMENT

        Property, fixtures and equipment and related accumulated depreciation and amortization consisted of:

	February 2, 2013	January 28, 2012
Land and improvements	$118,423	$121,472
Buildings and leasehold improvements	690,326	675,113
Furniture and equipment	579,356	548,038
Buildings and equipment under capital leases	69,276	75,822

	1,457,381	1,420,445
Less: Accumulated depreciation and amortization	(804,559)	(743,312)

Net property, fixtures and equipment	$652,822	$677,133

        Accumulated depreciation and amortization includes $27,646 and $25,104 at February 2, 2013 and January 28, 2012, respectively, related to buildings and equipment under capital leases. Amortization of buildings and equipment under capital leases is included within depreciation and amortization expense.

        Depreciation and amortization expense of $86,386, $92,992 and $99,986 related to property, fixtures and equipment was included in depreciation and amortization expense for 2012, 2011 and 2010, respectively.

        Asset impairment charges of $5,050, $1,134 and $1,738, which resulted in a reduction in the carrying amount of certain store properties due to marginal performance, were recorded in 2012, 2011 and 2010, respectively. The expenses are included in impairment charges.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

4. INTANGIBLE ASSETS

        Intangible assets consist of the following:

	February 2, 2013	January 28, 2012
Intangible assets subject to amortization
Gross amount
Lease-related interests	$94,583	$96,814
Customer lists and relationships	22,926	22,926

Total gross amount	117,509	119,740
Accumulated amortization
Lease-related interests	(42,842)	(39,111)
Customer lists and relationships	(14,754)	(12,864)

Total accumulated amortization	(57,596)	(51,975)

Net intangible assets subject to amortization	$59,913	$67,765

Intangible assets not subject to amortization
Trade names	40,300	40,300
Private label brand names	10,350	11,100

Total intangible assets not subject to amortization	50,650	51,400

Net intangible assets	$110,563	$119,165

        Lease-related interests reflect below-market-rate leases purchased in store acquisitions completed in 1992 through 2006 that were adjusted to reflect fair market value. The lease-related interests, including the unfavorable lease-related interests included in other long-term liabilities, are being amortized on a straight-line method and reported as "amortization of lease-related interests" in the consolidated statements of operations. At February 2, 2013, these lease-related interests have weighted-average remaining lives of 12 years for amortization purposes.

        At February 2, 2013, customer lists and relationships are being amortized on a declining-balance method over the remaining lives of six years. The amortization from the customer lists and relationships is included within depreciation and amortization expense.

        During 2012, 2011 and 2010, amortization of $1,890, $2,042 and $2,215, respectively, was recorded on customer lists and relationships. Amortization of $4,696, $4,747 and $4,555 was recorded for favorable and unfavorable lease-related interests during 2012, 2011 and 2010, respectively. The Company anticipates amortization associated with customer lists and relationships of approximately $1,759 in 2013, $1,629 in 2014, $1,500 in 2015, $1,370 in 2016 and $1,262 in 2017. The Company anticipates amortization associated with favorable and unfavorable lease-related interests of approximately $4,543 in 2013, $4,925 in 2014, $4,534 in 2015, $4,319 in 2016 and $4,230 in 2017.

        As a result of its review in 2012 of the carrying value of intangible assets, the Company recorded asset impairment charges of $750 related to the reduction in the value of three indefinite-lived private label brand names. In 2011, the Company recorded impairment charges of $2,400 related to the reduction in the value of three indefinite-lived trade names and $156 related to the reduction in the

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

4. INTANGIBLE ASSETS (Continued)

value of one indefinite-lived private label brand name, primarily due to the decline in the Company's business performance. No adjustments were required pursuant to the Company's review of the carrying amount of intangible assets in 2010. The expense is included in impairment charges.

5. FAIR VALUE MEASUREMENTS

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

        The carrying value and estimated fair value of the Company's long-term debt, including current maturities but excluding capital leases, as of February 2, 2013 are as follows:

			Fair Value Measurements Using
	Carrying Value	Total Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior notes	$133,983	$133,816	$133,816	$—	$—
Second lien senior secured notes	329,998	328,348	—	328,348	—
Mortgage facilities	226,434	230,601	—	—	230,601
Senior secured credit facility	154,335	154,335	—	—	154,335

Total	$844,750	$847,100	$133,816	$328,348	$384,936

        The carrying value and estimated fair value of the Company's long-term debt, including current maturities but excluding capital leases, as of January 28, 2012 are as follows:

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

5. FAIR VALUE MEASUREMENTS (Continued)

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

        The following table presents the fair value measurement for assets measured at fair value on a nonrecurring basis as of February 2, 2013:

	February 2, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Property, fixtures and equipment	$3,209	$—	$—	$3,209	$(5,050)
Intangible assets	$3,157	$—	$—	$3,157	$(750)

        In 2012, in accordance with ASC 360-10-35, property, fixtures and equipment with a carrying amount of $8,259 were written down to their fair value of $3,209, resulting in an impairment charge of $5,050, which is reflected in impairment charges.

        Additionally in 2012, in accordance with ASC 350-30-35, intangible assets not subject to amortization with a carrying amount of $3,907 were written down to their fair value of $3,157, resulting in an impairment charge of $750, which is reflected in impairment charges.

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

        In 2011, in accordance with ASC 360-10-35, property, fixtures and equipment with a carrying amount of $2,502 were written down to their fair value of $1,368, resulting in an impairment charge of $1,134, which is reflected in impairment charges.

        Additionally in 2011, in accordance with ASC 350-30-35, intangible assets not subject to amortization with a carrying amount of $24,617 were written down to their fair value of $22,061, resulting in an impairment charge of $2,556, which is reflected in impairment charges.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

6. SUPPLEMENTAL BALANCE SHEET INFORMATION

        Prepaid expenses and other current assets were comprised of the following:

	February 2, 2013	January 28, 2012
Other receivables	$36,029	$41,119
Prepaid expenses	34,572	27,913

Total	$70,601	$69,032

        Accrued expenses were comprised of the following:

	February 2, 2013	January 28, 2012
Customer liabilities	$46,038	$46,706
Taxes	35,004	35,834
Other	84,494	80,315

Total	$165,536	$162,855

        Other long-term liabilities were comprised of the following:

	February 2, 2013	January 28, 2012
Deferred landlord allowances	$57,037	$55,838
Deferred proprietary credit card program signing bonus	39,100	—
Employee defined benefit plans	83,597	96,370
Other	29,877	34,795

Total	$209,611	$187,003

7. SUPPLEMENTAL CASH FLOW INFORMATION

        The following supplemental cash flow information is provided for the periods reported:

	2012	2011	2010
Cash paid for:
Interest, net of amounts capitalized	$76,303	$86,821	$102,102
Income taxes, net of refunds received	(767)	971	(6,373)
Non-cash investing and financing activities:
Property, fixtures and equipment included in accrued expenses	$5,836	$6,981	$3,696
Assets acquired under capital leases	—	—	1,756
Declared dividends to shareholders included in accrued expenses	—	962	—

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

8. EXIT OR DISPOSAL ACTIVITIES

        In 2012, the Company closed four stores, two of which were announced in 2011. In connection with the closing of these stores, the Company incurred involuntary associate termination costs and other closing costs of $105 and $79, respectively, which is included in SG&A expense in 2012. The Company paid $109 of these costs in 2012 with the balance to be paid in 2013. Additionally, the Company enacted reductions in administrative and support functions. Charges related to involuntary associate termination costs associated with these reductions were $7,556; these charges are included in SG&A expense. The Company paid $6,973 of these costs in 2012 with the balance to be paid in 2013.

        In 2011, the Company closed two stores, relocated one store to a new location and announced the closing of two stores in 2012 and one in 2014. In connection with the actual and announced closing of these stores, the Company developed plans resulting in involuntary associate termination costs and other closing costs of $342 and $1,296, respectively, of which $1,415 is included in SG&A expense in 2011 and $223 in 2012 (involuntary associate termination costs and other closing costs of ($121) and $344, respectively). The Company paid $963 and $592 of these costs in 2011 and 2012, respectively, with $83 to be paid in 2014. Additionally, the Company began implementing a plan that impacted store staffing models. Charges related to involuntary associate termination costs included in SG&A expense were $235 and $(145) in 2011 and 2012, respectively. The Company paid $75 of these costs in 2011 and $15 in 2012.

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

        Following is a reconciliation of accruals related to the Company's closing activities:

	2012	2011	2010
Accrued beginning balance	$612	$197	$1,688
Provisions:
Associate termination benefits	7,395	688	701
Other closing costs	423	948	419

Total	7,818	1,636	1,120
Payments:
Associate termination benefits	(7,266)	(185)	(2,280)
Other closing costs	(423)	(1,036)	(331)

Total	(7,689)	(1,221)	(2,611)

Accrued balance at year-end	$741	$612	$197

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

9. EMPLOYEE BENEFIT PLANS

        The Company provides eligible employees with retirement benefits under a 401(k) salary reduction and employer contribution plan (the "Plan"). Employees become eligible to receive company contributions after they reach the age of 18, complete one year of service and have worked 1,000 hours in their first year of service or, if not, in any calendar year thereafter. Participants are eligible to receive a company matching contribution if they have contributed eligible pre-tax dollars to the Plan and are employed on the last day of the Plan year. The company matching contributions consist of two parts: a match based on an employee's years of service and a profit sharing match. Under the Plan provisions, the majority of eligible employees are permitted to contribute up to 50% of their compensation to the Plan. Employees are permitted to begin non-matching contributions to the Plan after three months of service in a benefit status position. Employees are permitted to begin match-eligible contributions to the Plan after they complete one year of service and have worked 1,000 hours in their first year of service or, if not, in any calendar year thereafter. Employees are automatically enrolled to contribute 3% of pay unless the employee actively modifies or declines the election. Company matching contributions, not to exceed 6% of eligible employees' compensation, are at the discretion of the Company. Company matching contributions under the Plan become fully vested for eligible employees after three years of service in which the employee works 1,000 hours annually.

        The Plan also allows for a Company retirement contribution. Participants are eligible to receive a Company retirement contribution in the Plan if they have worked 1,000 hours in the calendar year and are employed on the last day of the Plan year. Company retirement contributions made during 2008 and beyond become fully vested after three years of service.

        The Company's 2012, 2011 and 2010 expense under the Plan was $3,925, $1,383 and $4,450, respectively. Pursuant to the provisions of the Plan, the Company determined that only a company matching contribution would be made for 2012, 2011 and 2010.

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

        As part of an acquisition, the Company acquired a qualified defined benefit pension plan and an unfunded non-qualified defined benefit supplemental pension plan. In connection with the acquisition, all future benefit accruals in the qualified defined benefit plan were frozen. The qualified defined benefit pension plan is also closed to new participants.

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

9. EMPLOYEE BENEFIT PLANS (Continued)

        Benefit obligations, fair value of plan assets and funded status of the plans are as follows:

	Pension Benefits		Medical and Life Insurance Benefits
	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$213,838	$189,713	$3,761	$3,793
Interest cost	8,468	9,493	142	182
Participant contributions	—	—	114	110
Benefits paid	(13,017)	(14,548)	(420)	(514)
Actuarial loss (gain)	9,846	29,180	(104)	190

Benefit obligation at end of year	$219,135	$213,838	$3,493	$3,761

Change in the fair value of plan assets:
Plan assets at beginning of year	$119,812	$132,535	$—	$—
Actual return on plan assets	13,100	955	—	—
Company contributions	17,682	870	306	404
Participant contributions	—	—	114	110
Benefits paid	(13,017)	(14,548)	(420)	(514)

Plan assets at end of year	$137,577	$119,812	$—	$—

Funded status	$(81,558)	$(94,026)	$(3,493)	$(3,761)

        Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Medical and Life Insurance Benefits
	2012	2011	2012	2011
Accrued expenses	$(863)	$(806)	$(590)	$(611)
Other long-term liabilities	(80,695)	(93,220)	(2,903)	(3,150)

Net amount recognized	$(81,558)	$(94,026)	$(3,493)	$(3,761)

        Amounts recognized in accumulated other comprehensive loss (income) consist of:

	Pension Benefits		Medical and Life Insurance Benefits
	2012	2011	2012	2011
Net actuarial loss (gain):
Gross amount recognized	$71,165	$72,549	$(2,058)	$(2,328)
Deferred tax expense	3,903	3,903	232	232

Net amount recognized	$75,068	$76,452	$(1,826)	$(2,096)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

9. EMPLOYEE BENEFIT PLANS (Continued)

        The accumulated benefit obligation for all of the defined benefit and supplemental pension plans was $219,135 and $213,838 at February 2, 2013 and January 28, 2012, respectively. The benefit obligation and the accumulated benefit obligation for each of the pension benefit plans exceeded its assets at February 2, 2013 and January 28, 2012.

        Components of net periodic benefit expense (income) and other amounts recognized in other comprehensive (income) loss before income taxes are as follows:

	Pension Benefits			Medical and Life Insurance Benefits
	2012	2011	2010	2012	2011	2010
Net periodic benefit expense (income):
Interest cost	$8,468	$9,493	$10,171	$142	$182	$325
Expected return on plan assets	(8,628)	(9,435)	(7,907)	—	—	—
Recognition of net actuarial loss (gain)	6,758	2,511	3,880	(374)	(500)	—

Net periodic benefit expense (income)	$6,598	$2,569	$6,144	$(232)	$(318)	$325

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss, before taxes:
Actuarial net loss (gain)	$5,374	$37,660	$(6,429)	$(104)	$190	$(2,515)
Recognition of net actuarial (loss) gain	(6,758)	(2,511)	(3,880)	374	500	—

Total recognized in other comprehensive (income) loss, before taxes	$(1,384)	$35,149	$(10,309)	$270	$690	$(2,515)

Total recognized in net periodic cost and other comprehensive (income) loss, before taxes	$5,214	$37,718	$(4,165)	$38	$372	$(2,190)

        The Company estimates the following amounts will be amortized from accumulated other comprehensive loss (income) to net periodic cost during 2013:

	Pension Benefits	Medical and Life Insurance Benefits
Net actuarial loss (gain)	$6,566	$(363)

        Weighted average assumptions used to determine benefit obligations are as follows:

	Pension Benefits		Medical and Life Insurance Benefits
	2012	2011	2012	2011
Discount rate	3.80%	4.10%	3.80%	4.10%
Rate of compensation increase	N/A	N/A	N/A	N/A

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

9. EMPLOYEE BENEFIT PLANS (Continued)

        Weighted average assumptions used to determine net periodic benefit expense (income) are as follows:

	Pension Benefits			Medical and Life Insurance Benefits
	2012	2011	2010	2012	2011	2010
Discount rate	4.10%	5.20%	5.50%	4.10%	5.20%	5.50%
Expected long-term return on plan assets	7.20%	7.50%	6.80%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

        For measurement of the medical and life insurance benefits plan, the Company assumed a 7.5% annual rate of increase in the per capita cost of covered health care benefits for 2013, grading down to 5.0% by 2018.

        Assumed health care cost trend rate can have a significant effect on the amounts reported for the postretirement health care plan. A one-percentage point change in assumed health care costs would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total service and interest cost components	$5	$(5)
Effect on postretirement benefit obligation	138	(124)

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

        At February 2, 2013, the Company's target pension plan asset allocation was 57% equity securities, 33% fixed income and 10% hedge funds. Investment objectives for the pension plan assets include:

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

9. EMPLOYEE BENEFIT PLANS (Continued)

        The weighted average pension plan asset allocation is as follows:

	2012	2011
Cash and cash equivalents	2%	2%
Equity securities	57%	58%
Fixed income	31%	31%
Hedge funds	10%	9%

        The fair value of each class of the pension plan assets as of February 2, 2013 is as follows:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$46	$2,415	$—	$2,461
Equity securities:
U.S. large-cap companies—diversified sectors	7,747	—	—	7,747
U.S. small-cap companies—diversified sectors	3,650	—	—	3,650
Real estate investment trust companies	336	—	—	336
Mutual funds:
International emerging economies equity	4,445	—	—	4,445
Fixed income(1)	22,141	—	—	22,141
Collective trusts:
U.S. large-cap equity	—	36,217	—	36,217
U.S. small-cap equity	—	2,390	—	2,390
International developed economies equity	—	23,836	—	23,836
Fixed income(1)	—	21,041	—	21,041
Multi-strategy hedge funds(2)	—	12,575	738	13,313

Total	$38,365	$98,474	$738	$137,577

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

        Changes in the fair value of the pension plans level 3 assets are as follows:

	2012	2011
Fair value at beginning of year	$4,413	$—
Gain on plan assets relating to assets still held at the reporting date	223	63
Purchases, sales, settlements, net	700	4,350
Transfers into (out of) level 3, net	(4,598)	—

Fair value at end of year	$738	$4,413

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

9. EMPLOYEE BENEFIT PLANS (Continued)

        Information about the expected cash flows related to the pension and other postretirement benefit plans is as follows:

	Pension Benefits	Medical and Life Insurance Benefits
Expected Company contributions in 2013	$15,360	$590
Expected plan benefit payments (net of expected participant contributions) for year:
2013	$17,628	$590
2014	16,734	526
2015	15,884	466
2016	14,985	409
2017	14,432	354
2018 - 2022	63,314	1,122

10. LONG-TERM DEBT

        Long-term debt consisted of the following:

	February 2, 2013	January 28, 2012
Senior secured credit facility—expires on the earlier of (a) March 21, 2016 and (b) the date that is 60 days prior to the earlier of the maturity date of the senior notes and the mortgage loan facility; interest payable periodically at varying rates (2.93% weighted average for 2012)	$154,335	$119,435
Senior notes—mature on March 15, 2014; interest payable each March 15 and September 15 at 10.25%	133,983	464,000
Second lien senior secured notes—mature on July 15, 2017; interest payable each March 15 and September 15 at 10.625%	329,998	—
Mortgage loan facility—principal payable in varying monthly installments, with balance due April 1, 2016; interest payable monthly at 6.21%; secured by land and buildings	225,020	231,581
Mortgage notes payable—principal payable in varying monthly installments through June 2016; interest payable monthly at 9.62%; secured by land and buildings	1,414	7,321

Total debt	$844,750	$822,337
Less: current maturities	(75,886)	(8,066)

Long-term debt	$768,864	$814,271

        On March 21, 2011, The Bon-Ton Department Stores, Inc.; The Elder-Beerman Stores Corp.; Carson Pirie Scott II, Inc.; Bon-Ton Distribution, Inc.; and McRIL, LLC, as borrowers (the "Borrowers"), and the Company and certain other subsidiaries as obligors (together with the Borrowers and the Company, the "Obligors") entered into the Second Amended Revolving Credit Facility with

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

10. LONG-TERM DEBT (Continued)

Bank of America, N.A., as Agent, and certain financial institutions as lenders that amends and restates the Company's prior $675,000 revolving credit facility, which was entered into on December 4, 2009 and scheduled to mature on June 4, 2013 (the "2009 Revolving Credit Facility"). The Second Amended Revolving Credit Facility initially provided for a revolving credit facility of $625,000 that expires on the earlier of (a) March 21, 2016 and (b) the date that is 60 days prior to the earlier of the maturity date of the Company's 10 1/4% Senior Notes due 2014 (the "Old Notes") and the mortgage loan facility. Unamortized deferred financing fees of $1,271 related to the 2009 Revolving Credit Facility were accelerated on the date of the agreement and recognized in loss on exchange/extinguishment of debt.

        On October 25, 2012, the Obligors entered into a First Amendment (the "First Amendment") to the Second Amended Revolving Credit Facility, which (1) increased the Tranche A-1 revolving commitment (one of two borrowing tranches that comprise the Second Amended Revolving Credit Facility) from $50,000 to $100,000 (resulting in an increased borrowing limit totaling $675,000), (2) increased the margins applicable to borrowings under the Tranche A-1 revolving commitments, and (3) made certain other changes to the borrowing base calculations under the Second Amended Revolving Credit Facility. Unamortized deferred financing fees of $202 associated with the Second Amended Revolving Credit Facility were accelerated upon entry into the First Amendment and were recognized in loss on exchange/extinguishment of debt.

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

        Commitments for loans under the Second Amended Revolving Credit Facility are in two tranches: Tranche A revolving commitments of $575,000 (which includes a $150,000 sub-line for letters of credit and $75,000 for swing line loans) and Tranche A-1 revolving commitments of $100,000. The Second Amended Revolving Credit Facility provides that the Borrowers may make requests to increase the Tranche A revolving commitments up to $800,000 in the aggregate upon the satisfaction of certain conditions, provided that the lenders are under no obligation to provide any such increases.

        Borrowings under the Second Amended Revolving Credit Facility bear interest at either (1) Adjusted LIBOR (based on the British Bankers Association per annum LIBOR Rate for an interest period selected by the Borrowers) plus an applicable margin or (2) a base rate (based on the highest of (a) the Federal Funds Rate plus 0.5%, (b) the Bank of America prime rate, and (c) Adjusted LIBOR based on an interest period of one month plus 1.0%) plus the applicable margin. The applicable margin is based upon the excess availability under the Second Amended Revolving Credit Facility. The Borrowers are required to pay an unused line fee to the lenders for unused commitments at a rate of 0.375% to 0.50% per annum, based upon the unused portion of the total commitment under the Second Amended Revolving Credit Facility.

        The Second Amended Revolving Credit Facility is secured by a first priority security position on substantially all of the current and future assets of the Borrowers and the other Obligors, including, but

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

10. LONG-TERM DEBT (Continued)

not limited to, inventory, general intangibles, trademarks, equipment, certain real estate and proceeds from any of the foregoing, subject to certain exceptions and permitted liens.

        The financial covenant contained in the Second Amended Revolving Credit Facility requires that the minimum excess availability be an amount greater than or equal to the greater of (1) 10% of the lesser of: (a) the aggregate commitments at such time and (b) the aggregate borrowing base at such time and (2) $50,000. The affirmative covenants include requirements that the Obligors and their subsidiaries provide the lenders with certain financial statements, forecasts and other reports, borrowing base certificates and notices; comply with various federal, state and local rules and regulations, their organizational documents and their material contracts; maintain their properties; and take certain actions with respect to any future subsidiaries. In addition, there are certain limitations on the Obligors and their subsidiaries, including limitations on any debt the Obligors may have in addition to the existing debt, and the terms of that debt; acquisitions, joint ventures and investments; mergers and consolidations; dispositions of property; dividends by the Obligors or their subsidiaries (dividends paid may not exceed $10,000 in any year or $30,000 during the term of the agreement; however, additional dividends may be paid subject to meeting other requirements); transactions with affiliates; changes in the business or corporate structure of the Obligors or their subsidiaries; prepaying, redeeming or repurchasing certain debt; changes in accounting policies or reporting practices, unless required by generally accepted accounting principles; and speculative transactions. The Second Amended Revolving Credit Facility also provides that it is a condition precedent to borrowing that no event has occurred that could reasonably be expected to have a material adverse effect, as defined in the agreement, on the Company. If the Company fails to comply with the financial covenant or the other restrictions contained in the Second Amended Revolving Credit Facility, mortgage loan facility or the indentures that govern the senior notes, an event of default would occur. An event of default could result in the acceleration of the Company's debt due to the cross-default provisions within the debt agreements. The borrowing base calculation under the Second Amended Revolving Credit Facility contains an inventory advance rate subject to periodic review at the lenders' discretion.

        As of February 2, 2013, the Company had borrowings of $154,335 under the Second Amended Revolving Credit Facility, with $517,612 of borrowing availability (before taking into account the minimum borrowing availability covenant under this facility) and letter-of-credit commitments of $3,053.

        On November 18, 2009, The Bon-Ton Department Stores, Inc. and The Elder-Beerman Stores Corp. as Borrowers, and the Company and certain other subsidiaries as Obligors entered into a Second Lien Loan and Security Agreement with Sankaty Advisors, LLC; GB Merchant Partners, LLC and GA Capital, LLC as Agents that provided for $75,000 of term loans expiring November 18, 2013 (the "Term Loan Facility"). The Term Loan Facility principal balance was voluntarily paid in full on January 31, 2011. As a result of such prepayment, the Company paid an early termination fee of $3,750 (5% of the principal amount repaid) and $14 in legal fees simultaneously with the prepayment of the outstanding indebtedness. In addition, $4,415 of unamortized deferred financing fees related to the facility was accelerated on the date of the termination. Fees paid and deferred financing fees accelerated were recognized in loss on exchange/extinguishment of debt.

        On March 6, 2006, The Bon-Ton Department Stores, Inc. (the "Issuer") entered into an indenture (the "Indenture") with The Bank of New York, as trustee, under which the Issuer issued $510,000

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

10. LONG-TERM DEBT (Continued)

aggregate principal amount of its Old Notes. The Old Notes are guaranteed on a senior unsecured basis by the Parent and by each of its subsidiaries that is an Obligor under the Second Amended Revolving Credit Facility. The Old Notes mature on March 15, 2014. The interest rate of the Old Notes is fixed at 10 1/4% per year. Interest on the Old Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2006. The Indenture includes covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional debt, declare and pay dividends (not to exceed $0.24 per share in any year or $40,000 during the term of the indenture) and make distributions, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions, and sell certain assets or merge with or into other companies. In the fourth quarter of 2011, the Company repurchased, in open market transactions, $46,000 (principal amount) of the Old Notes. As a result of such transactions, the Company realized a gain of $18,685. In addition, $506 of unamortized deferred financing fees related to the Old Notes was accelerated on the transaction dates. The gain on repurchase, partially offset by the accelerated deferred financing fees, was recognized in gain on exchange/extinguishment of debt.

        On June 4, 2012, the Issuer commenced an offer to certain eligible note holders to exchange its outstanding Old Notes for newly issued 10 5/8% Second Lien Senior Secured Notes due 2017 (the "New Notes") upon the terms and conditions set forth in the Confidential Offering Memorandum and Consent Solicitation Statement dated June 4, 2012 (the "Exchange Offer"). The Exchange Offer expired on July 3, 2012, with the Issuer receiving tenders with consents from holders of $330,017 principal amount of Old Notes, representing approximately 71% of the outstanding Old Notes. Upon the July 9, 2012 settlement, $329,998 principal amount of New Notes was issued. The New Notes are guaranteed by the Parent and by each of its subsidiaries, other than the Issuer, that is an Obligor under the Company's Second Amended Revolving Credit Facility. The New Notes are secured by a second-priority lien on collateral owned by the Issuer and each of the guarantors consisting of substantially all of the Issuer's and guarantors' tangible and intangible assets securing the Second Amended Revolving Credit Facility, except for capital stock of the Issuer and certain of the Issuer's subsidiaries and certain other exceptions. The New Notes will mature on July 15, 2017. Interest on the New Notes is payable March 15 and September 15 of each year, beginning September 15, 2012. In addition, the Issuer entered into a supplemental indenture adopting amendments to the indenture under which the Old Notes were issued to permit the liens securing the New Notes. Fees associated with the exchange of debt totaled $7,114 and were recognized in loss on exchange/extinguishment of debt.

        On January 23, 2013, the Company issued a notice of partial redemption for $65,000 aggregate principal amount of Old Notes at a cash redemption price equal to the principal amount plus accrued and unpaid interest. The redemption was completed on February 22, 2013 through additional borrowings on the Second Amended Revolving Credit Facility and, as a result, the $65,000 of redeemed Old Notes is classified as long-term debt as of February 2, 2013. The remaining outstanding $68,983 aggregate principal amount of Old Notes is expected to be paid in 2013 and, therefore, is classified as current maturities of long-term debt as of February 2, 2013. Consequently, the expected maturity date of the Second Amended Revolving Credit Facility is classified as long-term debt as of February 2, 2013. The expiration date of the Second Amended Revolving Credit Facility heretofore for accounting purposes had been 60 days prior to the maturity date of the Old Notes (March 15, 2014). Given that the entirety of the Old Notes has been redeemed or is expected to be paid in 2013, for accounting

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

10. LONG-TERM DEBT (Continued)

purposes the maturity date of the Second Amended Revolving Credit Facility has, therefore, been extended to 2016.

        On March 6, 2006, certain bankruptcy remote special purpose entities (each an "SPE" and, collectively, the "SPEs") that are indirect wholly owned subsidiaries of the Parent entered into loan agreements with Bank of America, pursuant to which Bank of America provided a mortgage loan facility in the aggregate principal amount of $260,000 (the "Mortgage Loan Facility"). The Mortgage Loan Facility has a term of ten years and is secured by mortgages on 23 retail stores and one distribution center owned by the SPEs. Each SPE entered into a lease with each of the Parent's subsidiaries operating on such SPE's properties (collectively, the "Tenants"). A portion of the rental income received under these leases will be used to pay the debt service under the Mortgage Loan Facility. The Mortgage Loan Facility requires level monthly payments of principal and interest based on an amortization period of 25 years and the balance outstanding at the end of ten years will then become due and payable. The interest rate for the Mortgage Loan Facility is a fixed rate of 6.21%. Financial covenants contained in the Mortgage Loan Facility require that the SPEs maintain certain financial thresholds, as defined in the agreements. In addition, the SPEs are required to establish lease shortfall, replacement, and tax and insurance reserve accounts pursuant to the terms of the Mortgage Loan Facility. If the EBITDA (earnings before interest, taxes, depreciation and amortization) associated with the Tenants' operations on the SPEs' properties falls below a prescribed level, then from excess cash, as defined in the agreement, (1) a pre-determined amount shall be deposited in the replacement reserve account to be used for repairs and improvements to the SPEs' properties; (2) an amount sufficient to make the payments of taxes and insurance premiums shall be deposited to the tax and insurance reserve account; and (3) a portion or all of the remainder (if any) will be deposited in the lease shortfall reserve account and access to those funds is restricted. If the excess cash is not sufficient to make the required deposits to the replacement and tax and insurance reserve accounts, the SPEs are required to provide additional funds as necessary.

        On May 17, 1996, the Company entered into 20-year mortgage agreements for its three stores located in Rochester, New York, totaling $18,309. The loan agreements provide for principal payable in varying monthly installments through June 2016 and for interest payments at a rate of 9.62% per annum. On April 2, 2012, in connection with the sale of two of its Rochester stores, the Company prepaid its outstanding indebtedness of $5,374 under related mortgage loan agreements. The Company was required to pay an additional $1,026 due to the early termination. In addition, $143 of unamortized deferred financing fees related to the mortgage agreements was accelerated on the date of termination. The required additional payment and accelerated deferred financing fees were recognized in loss on exchange/extinguishment of debt.

        The Company was in compliance with all loan agreement restrictions and covenants during 2012.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

10. LONG-TERM DEBT (Continued)

        Debt maturities by year at February 2, 2013 are as follows:

2013(1)	$75,886
2014	7,366
2015	7,862
2016(2)	423,638
2017	329,998

$844,750

(1)
At February 2, 2013, $133,983 of the Company's Old Notes was outstanding. On January 23, 2013, the Company issued a notice of partial redemption for $65,000 of these notes; the transaction was completed on February 22, 2013 through additional borrowings on the Second Amended Revolving Credit Facility. The $68,983 of remaining Old Notes is included in the 2013 debt maturities as the Company expects to pay this obligation in 2013.

(2)
Debt maturities in 2016 include the $65,000 redeemed Old Notes and other borrowings on the Second Amended Revolving Credit Facility that expires on the earlier of (a) March 21, 2016 and (b) the date that is 60 days prior to the earlier of the maturity date of the Old Notes and the mortgage loan facility. As the Old Notes have either been redeemed or are expected to be paid in 2013 (see Note 1 above), the expected maturity of the Second Amended Revolving Credit Facility is in 2016.

        See Note 5 for disclosure of the fair value measurement of the Company's long-term debt.

11. INTEREST RATE DERIVATIVES

        The Company had two interest rate swap contracts to effectively convert a portion of its variable-rate debt to fixed-rate debt, both of which were entered into on July 14, 2006 and expired on July 14, 2011.

        On December 4, 2009, the Company amended and restated its prior senior secured credit facility (see Note 10), at which time the Company de-designated and re-measured its two interest rate swaps and discontinued hedge accounting prospectively in accordance with ASC 815.

        The following table summarizes the effect of the expired interest rate swaps on the consolidated statement of operations and AOCI after being de-designated on December 4, 2009:

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

12. INTEREST COSTS

        Interest costs for the Company are as follows:

	2012	2011	2010
Interest costs incurred, including amortization of deferred financing fees	$83,122	$89,921	$113,026
Interest income	(53)	(221)	(344)
Capitalized interest, net	(230)	(193)	(381)

Interest expense, net	$82,839	$89,507	$112,301

13. COMMITMENTS AND CONTINGENCIES

Leases

        The Company is obligated under operating leases for a significant portion of its store properties. Certain leases provide for additional rental payments based on a percentage of sales in excess of a specified base (contingent rentals) and for payment by the Company of operating costs (taxes, maintenance and insurance), both of which vary by lease.

        At February 2, 2013, future minimum lease payments for the noncancelable terms of operating leases, including lease renewals determined to be reasonably assured, and the present value of net minimum lease payments under capital leases are as follows:

Year	Capital Leases	Operating Leases
2013	$8,031	$91,573
2014	7,623	85,361
2015	7,500	79,799
2016	7,500	72,685
2017	7,500	67,895
2018 and thereafter	44,375	307,811
Less: Sublease income	—	(2,222)

Total net minimum rentals	$82,529	$702,902

Less: Amount representing interest	(26,126)

Present value of net minimum lease payments, of which $3,925 is due within one year	$56,403

        Certain store leases contain renewal options ranging from two to 50 years. Included in the minimum lease payments under operating leases are leased vehicles, copiers, postage meters, computer equipment and a related-party commitment with an entity associated with the Company's majority shareholder of $224 for each of years 2013 through 2017 and $783 for 2018 and thereafter.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

13. COMMITMENTS AND CONTINGENCIES (Continued)

        Rental expense, net of sublease income, consisted of the following:

	2012	2011	2010
Operating leases:
Buildings:
Rental expense	$82,954	$84,743	$86,382
Contingent rentals	5,771	5,761	6,469
Fixtures and equipment	1,448	1,505	1,353

Totals	$90,173	$92,009	$94,204

        Rental expense includes amounts paid to an entity related to the Company's majority shareholder of $224 for each of 2012, 2011 and 2010.

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

14. SHAREHOLDERS' EQUITY

        The Company's capital structure consists of common stock with one vote per share and Class A common stock with ten votes per share. Transfers of the Company's Class A common stock are restricted. Upon sale or transfer of ownership or voting rights of Class A common stock to other than permitted transferees, such shares will convert to an equal number of common stock shares. Dividends, which are declared and paid on shares of common stock and Class A common stock, totaled $0.20 per share in 2012 and 2011 for each class of shares. Additionally, the Company has authorized 5,000,000 shares of preferred stock; however, no preferred shares have been issued. Treasury stock, which consists of the Company's common stock, is accounted for using the cost method.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

15. COMPREHENSIVE LOSS

        The accumulated balances for each classification of other comprehensive loss are as follows:

	Pension and Postretirement Benefit Plans	Cash Flow Derivatives	Accumulated Other Comprehensive Loss
Balance at January 30, 2010	$(51,341)	$(1,571)	$(52,912)
Net current period change	12,824	3,590	16,414

Balance at January 29, 2011	(38,517)	2,019	(36,498)
Net current period change	(35,839)	(2,019)	(37,858)

Balance at January 28, 2012	(74,356)	—	(74,356)
Net current period change	1,114	—	1,114

Balance at February 2, 2013	$(73,242)	$—	$(73,242)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

15. COMPREHENSIVE LOSS (Continued)

        The related tax effects allocated to each component of other comprehensive income (loss) are as follows:

	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
2010:
Pension and postretirement benefit plans:
Reclassification adjustments for prior net actuarial loss	$3,880	$—	$3,880
Actuarial net gain	8,944	—	8,944

	12,824	—	12,824
Cash flow derivatives:
Reclassification adjustments for losses realized in net income	3,590	—	3,590

Other comprehensive income	$16,414	$—	$16,414

2011:
Pension and postretirement benefit plans:
Reclassification adjustments for prior net actuarial loss	$2,011	$—	$2,011
Actuarial net loss	(37,850)	—	(37,850)

	(35,839)	—	(35,839)
Cash flow derivatives:
Reclassification adjustments for losses realized in net loss	1,205	(3,224)	(2,019)

Other comprehensive loss	$(34,634)	$(3,224)	$(37,858)

2012:
Pension and postretirement benefit plans:
Reclassification adjustments for prior net actuarial loss	$6,384	$—	$6,384
Actuarial net loss	(5,270)	—	(5,270)

Other comprehensive income	$1,114	$—	$1,114

        As a result of the full deferred tax asset valuation allowance maintained throughout 2010, 2011 and 2012, the changes recognized within other comprehensive income (loss) were recorded on a gross basis for all periods presented with regard to the pension and postretirement benefit plans and for 2010 with regard to the cash flow derivatives. The change recognized within other comprehensive loss for 2011 with regard to the cash flow derivatives is net of a $3,224 tax expense resulting from the reclassification of the residual tax effect associated with certain interest rate swap contracts which expired on July 14, 2011.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

16. SHARE-BASED COMPENSATION

        The Company's Amended and Restated 2009 Omnibus Incentive Plan (the "2009 Omnibus Plan"), as approved by shareholders on June 12, 2012, provides for the granting of common stock options, restricted shares, restricted stock units, performance shares, stock appreciation rights, phantom stock and dividend equivalent rights to certain employees, executive officers, directors, consultants and advisors. A maximum of 4,500,000 shares may be granted under the 2009 Omnibus Plan, in addition to 209,812 available shares transferred from the Company's Amended and Restated 2000 Stock Incentive and Performance-Based Award Plan (the "2000 Stock Plan") between June 16, 2009 and March 2, 2010. At February 2, 2013, 2,510,042 shares were available within the 2009 Omnibus Plan. Vesting periods for the awards are at the discretion of the Company's Board of Directors.

        The 2000 Stock Plan, as amended through June 17, 2008, provided for the granting of common stock options, restricted shares, restricted stock units and performance-based awards to certain employees, officers, directors, consultants and advisors. A maximum of 3,600,000 shares were available under the 2000 Stock Plan; no shares remain available as of February 2, 2013.

        Stock options are granted with an exercise price equal to the market value of the underlying stock on the grant date, and vest over one to four years with a contractual term of seven years. No stock options were granted during 2012, 2011 or 2010.

        Restricted shares granted during 2012, 2011 and 2010 vest over one to three years. Employees who are granted restricted shares are not required to pay for the shares; however, the shares will be forfeited if the employee does not remain employed with the Company until the restrictions on the shares lapse. In addition, vesting of certain restricted shares awarded during 2012, 2011 and 2010 was subject to the achievement of specified criteria based on Company performance.

        Restricted stock units granted during 2012, 2011 and 2010 vest over one year. Employees and directors who are granted restricted stock units are not required to pay for the shares; however, the shares will be forfeited if the employee or director does not remain employed with the Company, or continue to serve as a member of its Board of Directors, until the restricted stock units vest.

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

        The compensation cost that has been recorded within SG&A expense for the Company's share-based award plans was $4,454, $5,261 and $7,795 for 2012, 2011 and 2010, respectively. There was no income tax benefit or expense recognized in the 2012, 2011 and 2010 statements of operations for share-based award compensation due to continuation of a full valuation allowance on all net deferred tax assets related to share-based award compensation.

        Cash received from exercised stock options was $538, $398 and $0 for 2012, 2011 and 2010, respectively. Actual tax deduction benefits from exercised stock options and vested restricted shares totaled $2,115, $2,343 and $3,474 for 2012, 2011 and 2010, respectively.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

16. SHARE-BASED COMPENSATION (Continued)

        Awards with graded vesting are recognized using graded amortization.

        Based upon an examination of forfeiture rates for the various classes of stock options, restricted stock units and restricted shares, Company management does not believe the total number of options or shares that are vested and expected to vest as of February 2, 2013 are materially different from the respective number of options or shares outstanding as of February 2, 2013.

Stock Options

        The Company's stock options include stock options granted from the 2000 Stock Plan.

        A summary of the stock options as of February 2, 2013 and changes during 2012 is presented below:

	Shares Under Option	Weighted Average Per-Share Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 28, 2012	969,471	$17.56
Exercised	(103,684)	5.19
Expired	(171,557)	21.24

Outstanding as of February 2, 2013	694,230	18.50	1.50	$2,497

Exercisable as of February 2, 2013	694,230	$18.50	1.50	$2,497

        The total intrinsic value of options exercised during 2012 and 2011 was $695 and $754, respectively. There were no options exercised during 2010. As of February 2, 2013, there was no unrecognized compensation cost related to unvested stock options.

Restricted Stock Units

        Restricted stock units consist of units granted from the 2009 Omnibus Plan and the 2000 Stock Plan. The fair value of each restricted stock unit award is determined based upon the closing trading value of the Company's stock on the day of the grant. A summary of the restricted stock units as of February 2, 2013 and changes during 2012 is presented below:

	Restricted Stock Units		Weighted Average Grant-Date Fair Value
	Performance and Service Required	Service Required	Performance and Service Required	Service Required
Outstanding as of January 28, 2012	20,259	318,254	$21.90	$8.42
Granted	—	95,883	—	5.29
Settled	(20,259)	(51,863)	21.90	9.06

Outstanding as of February 2, 2013	—	362,274	—	7.50

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

16. SHARE-BASED COMPENSATION (Continued)

        As of February 2, 2013, there was $195 of total unrecognized compensation cost related to restricted stock units that is expected to be recognized over a weighted average period of 0.38 years. Vested awards will be settled in shares after certain events and time periods occur, as defined within the terms of the restricted stock unit grant agreements.

        The total fair value of restricted stock units vested during 2012 and 2011 was $219 and $515, respectively. No restricted stock units vested during 2010.

        The weighted-average grant date fair value of service restricted stock units granted during 2012, 2011 and 2010 was $5.29 per unit, $8.65 per unit and $10.81 per unit, respectively. There were no performance and service restricted stock units granted during 2012, 2011 or 2010.

        Outstanding restricted stock units totaling 95,883 and 42,772 were unvested as of February 2, 2013 and January 28, 2012, respectively, with a weighted-average grant date fair value of $5.29 per unit and $8.65 per unit, respectively. All restricted stock units granted during 2012 were unvested as of February 2, 2013. No unvested restricted stock units were forfeited or settled during 2012.

        The Company pays cash dividend equivalents on all outstanding restricted stock units.

Restricted Shares

        The Company's restricted shares consist of shares granted from the 2009 Omnibus Plan and the 2000 Stock Plan. The fair value of each restricted share award is determined based upon the closing trading value of the Company's stock on the day of the grant. A summary of the restricted share awards as of February 2, 2013 and changes during 2012 is presented below:

	Restricted Shares		Weighted Average Grant-Date Fair Value
	Performance and Service Required	Service Required	Performance and Service Required	Service Required
Nonvested as of January 28, 2012	—	1,338,500	$—	$10.78
Granted	267,500	539,000	7.75	6.00
Vested	—	(594,000)	—	5.84
Forfeited	(267,500)	(166,500)	7.75	12.53

Nonvested as of February 2, 2013	—	1,117,000	—	10.84

        As of February 2, 2013, there was $3,021 of total unrecognized compensation cost related to restricted shares that is expected to be recognized over a weighted average period of 1.46 years.

        The total fair value of shares vested during 2012, 2011 and 2010 was $4,291, $5,158 and $7,762, respectively.

        The weighted-average grant date fair value of service restricted shares granted during 2012, 2011 and 2010 was $6.00 per share, $13.60 per share and $13.10 per share, respectively. The weighted-average grant date fair value of service and performance restricted shares granted during 2012, 2011 and 2010 was $7.75 per share, $14.50 per share and $13.33 per share, respectively.

        The Company pays cash dividends on all outstanding restricted shares, other than those that are performance-based.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

17. INCOME TAXES

        Components of the income tax provision (benefit) were as follows:

	2012	2011	2010
Current:
Federal	$(39)	$(25)	$11
State	(1,133)	506	(263)

Total current	(1,172)	481	(252)

Deferred:
Federal	1,164	(1,853)	1,300
State	236	(647)	305

Total deferred	$1,400	$(2,500)	$1,605

Income tax provision (benefit)	$228	$(2,019)	$1,353

        Components of gross deferred tax assets and liabilities were as follows:

	February 2, 2013	January 28, 2012
Deferred tax assets:
Net operating losses	$43,357	$56,483
Alternative minimum tax credits	5,029	4,689
Defined benefit pension obligations	30,600	36,080
Accrued expenses	7,399	7,232
Inventories	2,945	3,702
Equity compensation	6,441	7,116
Rent amortization	32,415	31,776
Capital leases	21,516	22,863
Deferred revenue	23,687	5,663
Other	12,924	13,118

Gross deferred tax assets	186,313	188,722
Less: Valuation allowance	(152,735)	(147,148)

Total gross deferred tax assets	33,578	41,574

Deferred tax liabilities:
Property, fixtures and equipment	(34,190)	(39,606)
Other	(4,634)	(5,814)

Total gross deferred tax liabilities	(38,824)	(45,420)

Net deferred tax liabilities	$(5,246)	$(3,846)

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

17. INCOME TAXES (Continued)

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

        The Company has evaluated its deferred tax assets each reporting period, including assessment of its cumulative income or loss over the prior three-year period, to determine if valuation allowances were required. With respect to reviews during 2010, 2011 and 2012, the Company's three-year historical cumulative loss and the continuation of uncertain near-term economic conditions impeded the Company's ability to rely on its projections of future taxable income in assessing valuation allowance requirements. As such, the Company concluded that it was necessary to maintain a full valuation allowance on its net deferred tax assets. If actual results differ from the Company's underlying estimates, or these estimates are adjusted in future periods, the Company may need to adjust its valuation allowance—which could materially impact its financial position and results of operations.

        As a result of the full deferred tax asset valuation allowance maintained throughout 2012, 2011 and 2010, the changes recognized within other comprehensive income (loss) were recorded on a gross basis, with the exception of the tax benefit resulting from the reclassification of the residual tax effect associated with certain interest rate swap contracts which expired on July 14, 2011 (see Note 11).

        If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard for realization under ASC 740, the valuation allowance would be reduced accordingly in the period that such a conclusion is reached.

        At February 2, 2013, the Company had federal and state net operating loss carry-forwards of $76,036 and $301,161, respectively, which are available to offset future federal and state taxable income, subject to certain limitations imposed by Section 382. These net operating losses will expire at various dates from 2013 through 2033.

        The Company had carry-forwards for general business tax credits of $4,034 and $2,364 as of February 2, 2013 and January 28, 2012, respectively. These credits will expire in 2033.

        The Company had carry-forwards for alternative minimum tax credits of $5,029 and $4,689 as of February 2, 2013 and January 28, 2012, respectively. The Company acquired $2,064 of these credits in connection with an acquisition; their use is subject to the limitations imposed by Section 382. These credits can be carried-forward indefinitely.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

17. INCOME TAXES (Continued)

        A reconciliation of the tax expense (benefit) to the tax at the statutory federal income rate is as follows:

	2012	2011	2010
Tax expense (benefit) at statutory rate	$(7,464)	$(4,951)	$7,996
State income taxes, net of federal benefit	(1,667)	(668)	(145)
Valuation allowance changes, net	7,443	7,436	(5,790)
Residual tax reclassed from OCI	—	(3,224)	—
Tax credits	(408)	(1,184)	(516)
Nondeductible expenses	2,000	315	341
Changes in state deferred tax rate	324	248	(532)
Other, net	—	9	(1)

Tax expense (benefit) at effective rate	$228	$(2,019)	$1,353

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

	2012	2011	2010
Balance at beginning of year	$9,961	$10,749	$11,984
Increases related to prior year tax positions	59	30	—
Decreases related to prior year tax positions	—	(526)	—
Settlements with taxing authorities	(467)	(272)	—
Lapse of statute	(214)	(20)	(1,235)

Balance at end of year	$9,339	$9,961	$10,749

        The total amount of gross unrecognized tax benefits that, if recognized, would impact the effective tax rate was $255 and $877 as of February 2, 2013 and January 28, 2012, respectively.

        During 2013, it is reasonably possible that the gross unrecognized tax benefits will decrease by up to $178, all of which could impact the income tax provision. This potential decrease is due to expiration of certain statutes of limitation.

        It is the Company's policy to record interest and penalties on unrecognized tax benefits as an income tax provision. For 2012, the Company recorded $117 as an income tax provision, offset by a

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

17. INCOME TAXES (Continued)

$1,374 reduction of accrued interest. The offset was a result of $144 of accrued interest related to a statute expiration and $1,230 related to a settlement. For 2011, the Company recorded $387 as an income tax provision to reflect additional interest on unrecognized tax benefits, offset by a $171 reduction of accrued interest pursuant to recognition of certain prior year tax positions and lapses of statues during 2011. For 2010, the Company recorded $459 as an income tax provision to reflect additional interest and penalties on unrecognized tax benefits, offset by a $323 reduction of accrued interest pursuant to lapses of statutes during 2010. At February 2, 2013 and January 28, 2012, the Company had accruals of $66 and $1,323, respectively, for interest and penalties on unrecognized tax benefits.

        The Company's federal tax returns for the years ended January 31, 2010 through the present are open to examination, as are the Company's various state tax returns for the years ended February 2, 2009 through the present.

18. QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended
2012:	April 28, 2012	July 28, 2012	October 27, 2012	February 2, 2013
Net sales	$640,771	$594,855	$668,731	$1,015,054
Other income	13,526	12,405	14,389	19,105

	654,297	607,260	683,120	1,034,159

Costs and expenses:
Costs of merchandise sold	421,216	380,716	424,219	647,739
Selling, general and administrative	228,240	219,435	224,846	263,654
Depreciation and amortization	22,187	23,425	21,481	21,183
Amortization of lease-related interests	1,183	1,178	1,168	1,167
Impairment charges	—	119	593	5,088

(Loss) income from operations	(18,529)	(17,613)	10,813	95,328
Interest expense, net	20,573	20,706	19,995	21,565
Loss on exchange/extinguishment of debt	1,169	6,301	617	398

(Loss) income before income taxes	(40,271)	(44,620)	(9,799)	73,365
Income tax provision (benefit)	509	419	349	(1,049)

Net (loss) income	$(40,780)	$(45,039)	$(10,148)	$74,414

Per Share Amounts—Basic:
Net (loss) income	$(2.23)	$(2.43)	$(0.55)	$3.74
Per Share Amounts—Diluted:
Net (loss) income	$(2.23)	$(2.43)	$(0.55)	$3.71

        The quarter ended July 28, 2012 includes a loss on the exchange of debt of $6,301 for fees associated with the exchange of the Company's Old Notes for New Notes (see Note 10).

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

18. QUARTERLY RESULTS (UNAUDITED) (Continued)

        The quarter ended February 2, 2013 includes an additional week of operations in accordance with the National Retail Federation fiscal reporting calendar, resulting in a 14-week reporting period. (This compares with a reporting period of 13 weeks in 2011.) Financial results in the quarter include impairment charges of $4,338 resulting in a reduction in the carrying amount of certain store properties (see Note 3) and $750 related to the reduction in the value of three indefinite-lived private label brand names (see Note 4).

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

        The quarter ended April 30, 2011 includes a loss on the extinguishment of debt of $9,450, which consisted of an early termination fee of $3,750, legal fees of $14 and accelerated deferred financing fees of $4,415 associated with the prepayment of the Term Loan Facility and accelerated deferred financing fees of $1,271 associated with the 2009 Revolving Credit Facility (see Note 10).

        The quarter ended January 28, 2012 includes other income of $6,453 associated with income from gift and merchandise card breakage (see Note 2) and a gain on the extinguishment of debt of $18,179 for the repurchase at a discount, in open market transactions, of $46,000 (principal amount) of the

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

18. QUARTERLY RESULTS (UNAUDITED) (Continued)

Company's Senior Notes (see Note 10). The quarter also includes impairment charges of $925 resulting in a reduction in the carrying amount of certain store properties (see Note 3) and $2,400 related to the reduction in the value of three indefinite-lived trade names and $156 related to the reduction in the value of one indefinite-lived private label brand name (see Note 4).

        Per share amounts are computed independently for each of the quarters presented. The sum of the quarters does not equal the total year amount due to a mixture of net loss and net income quarters, with differing application of basic and diluted common shares outstanding pursuant to the two-class method.

19. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

        Certain debt obligations of the Company, which constitute debt obligations of the Issuer, are guaranteed by the Parent and by each of its subsidiaries, other than the Issuer, that is an Obligor under the Company's Second Amended Revolving Credit Facility. Separate financial statements of the Parent, the Issuer and such subsidiary guarantors are not presented because the guarantees by the Parent and each wholly owned subsidiary guarantor are joint and several, full and unconditional, except for certain customary limitations which are applicable only to a subsidiary guarantor. These customary limitations include releases of a guarantee (1) if the subsidiary guarantor no longer guarantees other indebtedness of the Issuer; (2) if there is a sale or other disposition of the capital stock of a subsidiary guarantor and if such sale complies with the covenant regarding asset sales; and (3) if the subsidiary guarantor is properly designated as an "unrestricted subsidiary."

        The condensed consolidating financial information for the Parent, the Issuer and the guarantor and non-guarantor subsidiaries as of February 2, 2013 and January 28, 2012 and for 2012, 2011 and 2010 as presented below has been prepared from the books and records maintained by the Parent, the Issuer and the guarantor and non-guarantor subsidiaries. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the guarantor and non-guarantor subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from affiliates will exist at any time.

        On December 31, 2012, The Elder-Beerman Stores Corp. (a guarantor subsidiary) was merged with and into the Issuer, with the Issuer as the surviving corporation. Subsequently, the Issuer contributed three stores to Carson Pirie Scott II, Inc. (a guarantor subsidiary), which then contributed those same stores to McRIL, LLC (a guarantor subsidiary). For comparative purposes, the condensed consolidating financial information as presented below has been retrospectively adjusted as if the activity described above occurred at the beginning of each period presented.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

19. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

The Bon-Ton Stores, Inc.
Condensed Consolidating Balance Sheet
February 2, 2013

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Company Consolidated
Assets
Current assets:
Cash and cash equivalents	$1	$3,414	$4,511	$—	$—	$7,926
Merchandise inventories	—	493,780	264,620	—	—	758,400
Prepaid expenses and other current assets	—	62,855	4,414	3,910	(578)	70,601

Total current assets	1	560,049	273,545	3,910	(578)	836,927

Property, fixtures and equipment at cost, net	—	221,966	179,437	251,419	—	652,822
Deferred income taxes	—	6,216	8,794	—	—	15,010
Intangible assets, net	—	36,666	73,897	—	—	110,563
Investment in and advances to (from) affiliates	110,605	366,851	328,183	(52)	(805,587)	—
Other long-term assets	—	17,389	343	1,155	—	18,887

Total assets	$110,606	$1,209,137	$864,199	$256,432	$(806,165)	$1,634,209

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$—	$193,898	$—	$—	$—	$193,898
Accrued payroll and benefits	—	26,899	5,511	—	—	32,410
Accrued expenses	—	86,686	79,350	78	(578)	165,536
Current maturities of long-term debt and obligations under capital leases	—	69,874	3,034	6,903	—	79,811
Deferred income taxes	—	9,777	10,479	—	—	20,256
Income taxes payable	—	12	727	—	—	739

Total current liabilities	—	387,146	99,101	6,981	(578)	492,650

Long-term debt and obligations under capital leases, less current maturities	—	555,532	46,279	219,531	—	821,342
Other long-term liabilities	—	155,208	52,815	1,588	—	209,611

Total liabilities	—	1,097,886	198,195	228,100	(578)	1,523,603

Shareholders' equity	110,606	111,251	666,004	28,332	(805,587)	110,606

Total liabilities and shareholders' equity	$110,606	$1,209,137	$864,199	$256,432	$(806,165)	$1,634,209

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

19. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

The Bon-Ton Stores, Inc.
Condensed Consolidating Balance Sheet
January 28, 2012

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Company Consolidated
Assets
Current assets:
Cash and cash equivalents	$1	$4,695	$9,576	$—	$—	$14,272
Merchandise inventories	—	447,581	251,923	—	—	699,504
Prepaid expenses and other current assets	—	59,637	9,238	547	(390)	69,032

Total current assets	1	511,913	270,737	547	(390)	782,808

Property, fixtures and equipment at cost, net	—	215,913	194,054	267,166	—	677,133
Deferred income taxes	—	3,982	8,403	—	—	12,385
Intangible assets, net	—	40,358	78,807	—	—	119,165
Investment in and advances to affiliates	131,606	377,086	246,130	1,103	(755,925)	—
Other long-term assets	—	22,534	823	3,355	—	26,712

Total assets	$131,607	$1,171,786	$798,954	$272,171	$(756,315)	$1,618,203

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$—	$205,492	$—	$—	$—	$205,492
Accrued payroll and benefits	—	26,654	4,982	—	—	31,636
Accrued expenses	—	92,619	68,620	2,006	(390)	162,855
Current maturities of long-term debt and obligations under capital leases	—	1,568	2,797	8,066	—	12,431
Deferred income taxes	—	6,794	9,437	—	—	16,231

Total current liabilities	—	333,127	85,836	10,072	(390)	428,645

Long-term debt and obligations under capital leases, less current maturities	—	590,557	49,555	230,836	—	870,948
Other long-term liabilities	—	145,955	39,571	1,477	—	187,003

Total liabilities	—	1,069,639	174,962	242,385	(390)	1,486,596

Shareholders' equity	131,607	102,147	623,992	29,786	(755,925)	131,607

Total liabilities and shareholders' equity	$131,607	$1,171,786	$798,954	$272,171	$(756,315)	$1,618,203

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

19. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
2012

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Company Consolidated
Net sales	$—	$1,697,211	$1,222,200	$—	$—	$2,919,411
Other income	—	33,379	26,046	—	—	59,425

	—	1,730,590	1,248,246	—	—	2,978,836
Costs and expenses:
Costs of merchandise sold	—	1,095,635	778,255	—	—	1,873,890
Selling, general and administrative	—	567,907	399,362	(3,458)	(27,636)	936,175
Depreciation and amortization	—	42,168	35,024	11,084	—	88,276
Amortization of lease-related interests	—	1,952	2,744	—	—	4,696
Impairment charges	—	423	5,377	—	—	5,800

Income (loss) from operations	—	22,505	27,484	(7,626)	27,636	69,999
Other income (expense):
Intercompany rental and royalty income	—	—	120	27,516	(27,636)	—
Equity in (losses) earnings of subsidiaries	(21,325)	21,761	—	—	(436)	—
Interest expense, net	—	(58,275)	(9,377)	(15,187)	—	(82,839)
Loss on exchange/extinguishment of debt	—	(7,316)	—	(1,169)	—	(8,485)

(Loss) income before income taxes	(21,325)	(21,325)	18,227	3,534	(436)	(21,325)
Income tax provision	228	228	1,215	—	(1,443)	228

Net (loss) income	$(21,553)	$(21,553)	$17,012	$3,534	$1,007	$(21,553)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

19. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Comprehensive (Loss) Income
2012

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Company Consolidated
Net (loss) income	$(21,553)	$(21,553)	$17,012	$3,534	$1,007	$(21,553)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	1,114	1,114	—	—	(1,114)	1,114

Other comprehensive income	1,114	1,114	—	—	(1,114)	1,114

Comprehensive (loss) income	$(20,439)	$(20,439)	$17,012	$3,534	$(107)	$(20,439)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

19. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
2011

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Company Consolidated
Net sales	$—	$1,683,970	$1,200,691	$—	$—	$2,884,661
Other income	—	38,333	30,536	—	—	68,869

	—	1,722,303	1,231,227	—	—	2,953,530
Costs and expenses:
Costs of merchandise sold	—	1,083,018	764,351	—	—	1,847,369
Selling, general and administrative	—	576,164	395,048	80	(35,232)	936,060
Depreciation and amortization	—	43,359	40,506	11,168	—	95,033
Amortization of lease-related interests	—	2,293	2,454	—	—	4,747
Impairment charges	—	1,050	2,640	—	—	3,690

Income (loss) from operations	—	16,419	26,228	(11,248)	35,232	66,631
Other income (expense):
Intercompany rental and royalty income	—	—	6,844	28,388	(35,232)	—
Equity in (losses) earnings of subsidiaries	(14,147)	25,134	—	—	(10,987)	—
Interest expense, net	—	(64,429)	(9,223)	(15,855)	—	(89,507)
Gain on extinguishment of debt	—	8,729	—	—	—	8,729

(Loss) income before income taxes	(14,147)	(14,147)	23,849	1,285	(10,987)	(14,147)
Income tax (benefit) provision	(2,019)	(2,019)	21	—	1,998	(2,019)

Net (loss) income	$(12,128)	$(12,128)	$23,828	$1,285	$(12,985)	$(12,128)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

19. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Comprehensive (Loss) Income
2011

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Company Consolidated
Net (loss) income	$(12,128)	$(12,128)	$23,828	$1,285	$(12,985)	$(12,128)
Other comprehensive loss, net of tax:
Pension and postretirement benefit plans	(35,839)	(35,839)	—	—	35,839	(35,839)
Cash flow derivatives	(2,019)	(2,019)	—	—	2,019	(2,019)

Other comprehensive loss	(37,858)	(37,858)	—	—	37,858	(37,858)

Comprehensive (loss) income	$(49,986)	$(49,986)	$23,828	$1,285	$24,873	$(49,986)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

19. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
2010

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Company Consolidated
Net sales	$—	$1,742,114	$1,238,365	$—	$—	$2,980,479
Other income	—	37,960	28,046	—	—	66,006

	—	1,780,074	1,266,411	—	—	3,046,485
Costs and expenses:
Costs of merchandise sold	—	1,089,366	770,816	—	—	1,860,182
Selling, general and administrative	—	586,235	392,411	96	(36,082)	942,660
Depreciation and amortization	—	48,952	41,816	11,434	—	102,202
Amortization of lease-related interests	—	2,474	2,081	—	—	4,555
Impairment charges	—	1,175	563	—	—	1,738

Income (loss) from operations	—	51,872	58,724	(11,530)	36,082	135,148
Other income (expense):
Intercompany rental and royalty income	—	—	7,694	28,388	(36,082)	—
Equity in earnings of subsidiaries	22,847	55,505	—	—	(78,352)	—
Interest expense, net	—	(84,530)	(11,447)	(16,324)	—	(112,301)

Income before income taxes	22,847	22,847	54,971	534	(78,352)	22,847
Income tax provision	1,353	1,353	1,007	—	(2,360)	1,353

Net income	$21,494	$21,494	$53,964	$534	$(75,992)	$21,494

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

19. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Comprehensive Income
2010

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Company Consolidated
Net income	$21,494	$21,494	$53,964	$534	$(75,992)	$21,494
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	12,824	12,824	—	—	(12,824)	12,824
Cash flow derivatives	3,590	3,590	—	—	(3,590)	3,590

Other comprehensive income	16,414	16,414	—	—	(16,414)	16,414

Comprehensive income	$37,908	$37,908	$53,964	$534	$(92,406)	$37,908

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

19. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Cash Flows
2012

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Company Consolidated
Net cash provided by operating activities	$6,515	$52,848	$15,907	$7,959	$(9,959)	$73,270

Cash flows from investing activities:
Capital expenditures	—	(55,835)	(17,935)	—	—	(73,770)
Intercompany investing activity	(538)	(1,867)	—	—	2,405	—
Proceeds from sale of property, fixtures and equipment	—	31	3	8,234	—	8,268

Net cash (used in) provided by investing activities	(538)	(57,671)	(17,932)	8,234	2,405	(65,502)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(717,119)	(3,040)	(13,494)	—	(733,653)
Proceeds from issuance of long-term debt	—	750,401	—	—	—	750,401
Intercompany financing activity	—	(4,855)	—	(2,699)	7,554	—
Cash dividends paid	(4,855)	—	—	—	—	(4,855)
Restricted shares forfeited in lieu of payroll taxes	(1,660)	—	—	—	—	(1,660)
Proceeds from stock options exercised	538	—	—	—	—	538
Deferred financing costs paid	—	(1,135)	—	—	—	(1,135)
Debt exchange costs paid	—	(6,992)	—	—	—	(6,992)
Decrease in book overdraft balances	—	(16,758)	—	—	—	(16,758)

Net cash (used in) provided by financing activities	(5,977)	3,542	(3,040)	(16,193)	7,554	(14,114)

Net decrease in cash and cash equivalents	—	(1,281)	(5,065)	—	—	(6,346)

Cash and cash equivalents at beginning of period	1	4,695	9,576	—	—	14,272

Cash and cash equivalents at end of period	$1	$3,414	$4,511	$—	$—	$7,926

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

19. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Cash Flows
2011

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Company Consolidated
Net cash provided by operating activities	$6,456	$64,431	$32,665	$13,347	$(17,102)	$99,797

Cash flows from investing activities:
Capital expenditures	—	(42,843)	(24,392)	—	—	(67,235)
Intercompany investing activity	(398)	(13)	—	—	411	—
Proceeds from sale of property, fixtures and equipment	—	365	2,308	108	—	2,781

Net cash (used in) provided by investing activities	(398)	(42,491)	(22,084)	108	411	(64,454)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(796,564)	(2,596)	(6,978)	—	(806,138)
Proceeds from issuance of long-term debt	—	773,906	—	—	—	773,906
Intercompany financing activity	—	(2,872)	(7,342)	(6,477)	16,691	—
Cash dividends paid	(2,872)	—	—	—	—	(2,872)
Restricted shares forfeited in lieu of payroll taxes	(3,584)	—	—	—	—	(3,584)
Proceeds from stock options exercised	398	—	—	—	—	398
Deferred financing costs paid	—	(5,931)	—	—	—	(5,931)
Increase in book overdraft balances	—	6,811	—	—	—	6,811

Net cash used in financing activities	(6,058)	(24,650)	(9,938)	(13,455)	16,691	(37,410)

Net (decrease) increase in cash and cash equivalents	—	(2,710)	643	—	—	(2,067)

Cash and cash equivalents at beginning of period	1	7,405	8,933	—	—	16,339

Cash and cash equivalents at end of period	$1	$4,695	$9,576	$—	$—	$14,272

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share data)

19. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Cash Flows
2010

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Company Consolidated
Net cash provided by operating activities	$4,107	$106,814	$31,479	$14,720	$(15,985)	$141,135

Cash flows from investing activities:
Capital expenditures	—	(27,522)	(18,746)	—	—	(46,268)
Intercompany investing activity	—	(35)	—	—	35	—
Proceeds from sale of property, fixtures and equipment	—	2,570	33	—	—	2,603

Net cash used in investing activities	—	(24,987)	(18,713)	—	35	(43,665)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(701,953)	(2,409)	(6,509)	—	(710,871)
Proceeds from issuance of long-term debt	—	610,375	—	—	—	610,375
Intercompany financing activity	—	—	(7,739)	(8,211)	15,950	—
Restricted shares forfeited in lieu of payroll taxes	(4,107)	—	—	—	—	(4,107)
Deferred financing costs paid	—	(717)	—	—	—	(717)
Increase in book overdraft balances	—	5,267	—	—	—	5,267

Net cash used in financing activities	(4,107)	(87,028)	(10,148)	(14,720)	15,950	(100,053)

Net (decrease) increase in cash and cash equivalents	—	(5,201)	2,618	—	—	(2,583)

Cash and cash equivalents at beginning of period	1	12,606	6,315	—	—	18,922

Cash and cash equivalents at end of period	$1	$7,405	$8,933	$—	$—	$16,339

20. SUBSEQUENT EVENTS

        On January 23, 2013, the Company issued a notice of partial redemption for $65,000 aggregate principal amount of its Old Notes at a cash redemption price equal to the principal amount plus accrued and unpaid interest. The redemption was completed on February 22, 2013, with associated interest of $2,906, for a total payment of $67,906. Unamortized deferred financing fees of $358 associated with the Old Notes were accelerated upon redemption and were recognized in loss on extinguishment of debt in the first quarter of 2013. Upon the completion of the partial redemption, approximately $69,000 aggregate principal amount of the Old Notes remains outstanding.

        On March 19, 2013, the Company declared a quarterly cash dividend of $0.05 per share on shares of Class A common stock and common stock, payable May 6, 2013 to shareholders of record as of April 19, 2013.

Schedule II: VALUATION AND QUALIFYING ACCOUNTS
THE BON-TON STORES, INC. AND SUBSIDIARIES

Classification	Balance at Beginning of Period	Charged to Costs & Expenses	Deductions	Balance at End of Period
Year ended January 29, 2011:
Accrual for sales returns	$18,302,000	$749,000	$—	$19,051,000
Accrual for purchase order violations reserve	$1,362,000	$1,472,000	$(1,743,000)	$1,091,000
Year ended January 28, 2012:
Accrual for sales returns	$19,051,000	$—	$(558,000)	$18,493,000
Accrual for purchase order violations reserve	$1,091,000	$1,337,000	$(1,651,000)	$777,000
Year ended February 2, 2013:
Accrual for sales returns	$18,493,000	$—	$(245,000)	$18,248,000
Accrual for purchase order violations reserve	$777,000	$2,155,000	$(2,003,000)	$929,000

 EXHIBIT INDEX

Exhibit	Description
21	Subsidiaries of the Registrant
23	Consent of KPMG LLP
31.1	Certification of Brendan L. Hoffman
31.2	Certification of Keith E. Plowman
32	Certification Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document