Form 10-Q
period 2013-05-04
BON TON STORES INC
filed 2013-06-13
CIK 878079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended May 4, 2013	Commission File Number
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

As of May 31, 2013, there were 17,535,012 shares of Common Stock, $.01 par value, and 2,951,490 shares of Class A Common Stock, $.01 par value, outstanding.

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE BON-TON STORES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	May 4,	February 2,
(Unaudited)	2013	2013

Assets
Current assets:
Cash and cash equivalents	$9,017	$7,926
Merchandise inventories	731,461	758,400
Prepaid expenses and other current assets	71,613	70,601
Total current assets	812,091	836,927
Property, fixtures and equipment at cost, net of accumulated depreciation and amortization of $825,089 and $804,559 at May 4, 2013 and February 2, 2013, respectively	642,190	652,822
Deferred income taxes	16,328	15,010
Intangible assets, net of accumulated amortization of $59,479 and $57,596 at May 4, 2013 and February 2, 2013, respectively	108,680	110,563
Other long-term assets	17,904	18,887
Total assets	$1,597,193	$1,634,209

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$184,343	$193,898
Accrued payroll and benefits	29,162	32,410
Accrued expenses	149,648	165,536
Current maturities of long-term debt	7,014	75,886
Current maturities of obligations under capital leases	3,975	3,925
Deferred income taxes	22,020	20,256
Income taxes payable	32	739
Total current liabilities	396,194	492,650

Long-term debt, less current maturities	855,600	768,864
Obligations under capital leases, less current maturities	51,475	52,478
Other long-term liabilities	209,131	209,611
Total liabilities	1,512,400	1,523,603

Contingencies (Note 10)

Shareholders’ equity
Preferred Stock — authorized 5,000,000 shares at $0.01 par value; no shares issued	—	—
Common Stock — authorized 40,000,000 shares at $0.01 par value; issued shares of 17,787,882 and 17,491,277 at May 4, 2013 and February 2, 2013, respectively	178	175
Class A Common Stock — authorized 20,000,000 shares at $0.01 par value; issued and outstanding shares of 2,951,490 at May 4, 2013 and February 2, 2013	30	30
Treasury stock, at cost — 337,800 shares at May 4, 2013 and February 2, 2013	(1,387)	(1,387)
Additional paid-in capital	158,977	158,728
Accumulated other comprehensive loss	(71,691)	(73,242)
(Accumulated deficit) retained earnings	(1,314)	26,302
Total shareholders’ equity	84,793	110,606
Total liabilities and shareholders’ equity	$1,597,193	$1,634,209

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	THIRTEEN
	WEEKS ENDED
(In thousands, except per share data)	May 4,	April 28,
(Unaudited)	2013	2012

Net sales	$646,904	$640,771
Other income	14,979	13,526
	661,883	654,297

Costs and expenses:
Costs of merchandise sold	421,588	421,216
Selling, general and administrative	225,096	228,240
Depreciation and amortization	21,180	22,187
Amortization of lease-related interests	1,136	1,183
Loss from operations	(7,117)	(18,529)
Interest expense, net	18,708	20,573
Loss on extinguishment of debt	360	1,169

Loss before income taxes	(26,185)	(40,271)
Income tax provision	450	509

Net loss	$(26,635)	$(40,780)

Per share amounts —
Basic:
Net loss	$(1.41)	$(2.23)

Diluted:
Net loss	$(1.41)	$(2.23)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	THIRTEEN
	WEEKS ENDED
(In thousands)	May 4,	April 28,
(Unaudited)	2013	2012

Net loss	$(26,635)	$(40,780)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	1,551	1,596
Comprehensive loss	$(25,084)	$(39,184)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	THIRTEEN
	WEEKS ENDED
(In thousands)	May 4,	April 28,
(Unaudited)	2013	2012
Cash flows from operating activities:
Net loss	$(26,635)	$(40,780)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21,180	22,187
Amortization of lease-related interests	1,136	1,183
Share-based compensation expense	1,810	1,369
Gain on sale of property, fixtures and equipment	(2)	(3,210)
Reclassifications of accumulated other comprehensive loss	1,551	1,596
Loss on extinguishment of debt	360	1,169
Amortization of deferred financing costs	1,007	2,171
Amortization of deferred gain on sale of proprietary credit card portfolio	—	(603)
Deferred income tax provision	447	428
Changes in operating assets and liabilities:
Decrease (increase) in merchandise inventories	26,939	(18,791)
Increase in prepaid expenses and other current assets	(1,012)	(6,359)
Increase in other long-term assets	(378)	(596)
Increase in accounts payable	2,768	23,754
Decrease in accrued payroll and benefits and accrued expenses	(18,346)	(12,609)
Decrease in income taxes payable	(707)	—
Decrease in other long-term liabilities	(171)	(4,378)
Net cash provided by (used in) operating activities	9,947	(33,469)

Cash flows from investing activities:
Capital expenditures	(13,256)	(14,288)
Proceeds from sale of property, fixtures and equipment	2	8,257
Net cash used in investing activities	(13,254)	(6,031)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(226,721)	(106,061)
Proceeds from issuance of long-term debt	243,632	161,216
Cash dividends paid	—	(961)
Restricted shares forfeited in lieu of payroll taxes	(2,076)	(1,067)
Proceeds from stock options exercised	518	18
Decrease in book overdraft balances	(10,955)	(13,622)
Net cash provided by financing activities	4,398	39,523

Net increase in cash and cash equivalents	1,091	23

Cash and cash equivalents at beginning of period	7,926	14,272

Cash and cash equivalents at end of period	$9,017	$14,295

The accompanying notes are an integral part of these financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					Accumulated	(Accumulated
		Class A		Additional	Other	Deficit)
(In thousands, except per share data)	Common	Common	Treasury	Paid-in	Comprehensive	Retained
(Unaudited)	Stock	Stock	Stock	Capital	Loss	Earnings	Total
BALANCE AT FEBRUARY 2, 2013	$175	$30	$(1,387)	$158,728	$(73,242)	$26,302	$110,606

Net loss	—	—	—	—	—	(26,635)	(26,635)
Other comprehensive income	—	—	—	—	1,551	—	1,551
Dividends to shareholders, $0.05 per share	—	—	—	—	—	(981)	(981)
Restricted shares forfeited in lieu of payroll taxes	(2)	—	—	(2,074)	—	—	(2,076)
Proceeds from stock options exercised	1	—	—	517	—	—	518
Share-based compensation expense	4	—	—	1,806	—	—	1,810
BALANCE AT MAY 4, 2013	$178	$30	$(1,387)	$158,977	$(71,691)	$(1,314)	$84,793

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

1.             BASIS OF PRESENTATION

The Bon-Ton Stores, Inc., a Pennsylvania corporation, was incorporated on January 31, 1996 as the successor of a company incorporated on January 31, 1929.  The Bon-Ton Stores, Inc. operates, through its subsidiaries, 272 stores in 24 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson’s, Elder-Beerman, Herberger’s and Younkers nameplates.

The accompanying unaudited consolidated financial statements include the accounts of The Bon-Ton Stores, Inc. (the “Parent”) and its wholly owned subsidiaries (collectively, the “Company”).  Variable interest entities are consolidated where it has been determined the Company is the primary beneficiary of those entities’ operations.  All intercompany transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all information and footnotes required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States.  In the opinion of management, all adjustments considered necessary for a fair presentation of interim periods have been included.  The Company’s business is seasonal in nature and results of operations for the interim periods presented are not necessarily indicative of results for the full fiscal year.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

All references to the “first quarter of 2013” and the “first quarter of 2012” are to the 13 weeks ended May 4, 2013 and April 28, 2012, respectively.  All references to “2013” are to the 52 weeks ending February 1, 2014; references to “2012” are to the 53 weeks ended February 2, 2013.

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

Previously Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”).  ASU 2013-02 requires disclosure of amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts.  The provisions of ASU 2013-02 were adopted in the first quarter of 2013.  The adoption of ASU 2013-02 did not impact the Company’s consolidated financial position, results of operations or cash flows as it required only a change in the format of presentation.

In July 2012, ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), was issued, amending FASB Accounting Standards Codification (“ASC”) Topic 350 (“ASC 350”) to simplify the impairment testing of indefinite-lived intangible assets by allowing an entity to make a qualitative impairment assessment. Entities are required to test indefinite-lived intangible assets for impairment at least annually and more frequently if indicators of impairment exist.  The addition of the optional qualitative assessment permits an entity to consider events and circumstances that could affect the fair value of the indefinite-lived intangible asset and if the entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it will not be required to perform the quantitative impairment test for that asset.  The provisions of ASU 2012-02 were adopted in the first quarter of 2013.  The adoption of ASU 2012-02 did not have a material impact on the Company’s consolidated financial statements.

2.                                      PER-SHARE AMOUNTS

The following table presents a reconciliation of net loss and weighted average shares outstanding used in basic and diluted earnings (loss) per share (“EPS”) calculations in the first quarter in each of 2013 and 2012:

	THIRTEEN
	WEEKS ENDED
	May 4,	April 28,
	2013	2012

Basic Loss Per Common Share
Net loss	$(26,635)	$(40,780)
Less: Income allocated to participating securities	—	—
Net loss available to common shareholders	$(26,635)	$(40,780)

Weighted average common shares outstanding	18,843,072	18,287,395

Basic loss per common share	$(1.41)	$(2.23)

Diluted Loss Per Common Share
Net loss	$(26,635)	$(40,780)
Less: Income allocated to participating securities	—	—
Net loss available to common shareholders	$(26,635)	$(40,780)

Weighted average common shares outstanding	18,843,072	18,287,395
Common shares issuable - stock options	—	—
Weighted average common shares outstanding assuming dilution	18,843,072	18,287,395

Diluted loss per common share	$(1.41)	$(2.23)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Due to the Company’s net loss position, weighted average unvested restricted shares (participating securities) of 1,051,861 and 1,475,536 for the first quarter in each of 2013 and 2012, respectively, were not considered in the calculation of net loss available to common shareholders used for both basic and diluted EPS.

In addition, weighted average stock option shares (non-participating securities) of 534,684 and 968,943 for the first quarter in each of 2013 and 2012, respectively, were excluded from the calculation of diluted EPS as they would have been antidilutive.  Certain of these stock option shares were excluded solely due to the Company’s net loss position.  Had the Company reported net income for the first quarter in each of 2013 and 2012, these shares would have increased the weighted average common shares outstanding by 170,577 and 93,769, respectively, for purposes of calculating diluted EPS.

3.             FAIR VALUE MEASUREMENTS

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

The carrying value and estimated fair value of the Company’s long-term debt, including current maturities but excluding capital leases, as of May 4, 2013 are as follows:

			Fair Value Measurements Using
	Carrying Value	Total Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior notes	$68,983	$69,242	$69,242	$—	$—
Second lien senior secured notes	329,998	334,123	334,123	—	—
Mortgage facilities	224,663	229,202	—	—	229,202
Senior secured credit facility	238,970	238,970	—	—	238,970
Total	$862,614	$871,537	$403,365	$—	$468,172

The carrying value and estimated fair value of the Company’s long-term debt, including current maturities but excluding capital leases, as of February 2, 2013 are as follows:

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

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

4.             SUPPLEMENTAL BALANCE SHEET INFORMATION

Prepaid expenses and other current assets were comprised of the following:

	May 4,	February 2,
	2013	2013
Other receivables	$38,435	$36,029
Prepaid expenses	33,178	34,572
Total	$71,613	$70,601

5.             SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental cash flow information is provided for the periods reported:

	THIRTEEN
	WEEKS ENDED
	May 4,	April 28,
	2013	2012

Cash paid for:
Interest, net of amounts capitalized	$30,598	$30,299
Income taxes, net of refunds received	775	45

Non-cash investing and financing activities:
Property, fixtures and equipment included in accrued expenses	$2,689	$4,110
Declared dividends to shareholders included in accrued expenses	981	971

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

6.             EXIT OR DISPOSAL ACTIVITIES

The following table summarizes exit or disposal activities during the first quarter of 2013 related to targeted reductions in administrative and support functions and store closings in 2013 and 2012:

	Termination Benefits	Other Costs	Total
Accrued balance as of February 2, 2013	$741	$—	$741
Provision	55	799	854
Payments	(196)	(47)	(243)
Accrued balance as of May 4, 2013	$600	$752	$1,352

The above provision was included within selling, general and administrative expense.

7.             EMPLOYEE DEFINED AND POSTRETIREMENT BENEFIT PLANS

The Company provides benefits to certain current and former associates who are eligible under a qualified defined benefit pension plan and various non-qualified supplemental pension plans (collectively, the “Pension Plans”).  Net periodic benefit expense for the Pension Plans includes the following (income) and expense components:

	THIRTEEN
	WEEKS ENDED
	May 4,	April 28,
	2013	2012
Interest cost	$1,998	$2,116
Expected return on plan assets	(2,235)	(2,157)
Recognition of net actuarial loss	1,642	1,690
Net periodic benefit expense	$1,405	$1,649

During the first quarter of 2013, contributions of $3,861 were made to the Pension Plans.  The Company anticipates contributing an additional $11,499 to fund the Pension Plans in 2013 for an annual total of $15,360.

The Company also provides medical and life insurance benefits to certain former associates under a postretirement benefit plan (“Postretirement Benefit Plan”).  Net periodic benefit income for the Postretirement Benefit Plan includes the following (income) and expense components:

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

	THIRTEEN
	WEEKS ENDED
	May 4,	April 28,
	2013	2012
Interest cost	$30	$35
Recognition of net actuarial gain	(91)	(94)
Net periodic benefit income	$(61)	$(59)

During the first quarter of 2013, the Company contributed $38 to fund the Postretirement Benefit Plan, and anticipates contributing an additional $552 in 2013 for a net annual total of $590.

8.             LONG-TERM DEBT

On January 23, 2013, the Company issued a notice of partial redemption for $65,000 aggregate principal amount of its 10¼% Senior Notes due 2014 (the “2014 Notes”) at a cash redemption price equal to the principal amount plus accrued and unpaid interest.  The redemption was completed on February 22, 2013, with associated interest of $2,906, for a total payment of $67,906.  Unamortized deferred financing fees of $360 associated with the 2014 Notes were accelerated upon redemption and were recognized in loss on extinguishment of debt.

On May 28, 2013, the Company issued $350,000 principal amount of its 8.00% Second Lien Senior Secured Notes due 2021 (the “2021 Notes”), proceeds of which were used to purchase or redeem the entirety of the remaining $68,983 of the Company’s 2014 Notes (see Note 13).  As a result, $68,983 of current maturities of long-term debt was reclassified to long-term debt as of May 4, 2013.

9.             INCOME TAXES

The provisions codified within ASC Topic 740, Income Taxes (“ASC 740”), require companies to assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence using a “more likely than not” standard.  In accordance with ASC 740, the Company maintained a full valuation allowance throughout 2012 and the first quarter of 2013 on all of the Company’s net deferred tax assets.  The Company’s deferred tax asset valuation allowance totaled $163,866 and $152,735 at May 4, 2013 and February 2, 2013, respectively.

Given the Company’s valuation allowance position, no tax benefit was recognized on the Company’s loss before income taxes in the first quarter in each of 2013 and 2012.  The income tax provision of $450 and $509 recorded in the first quarter in each of 2013 and 2012, respectively, reflects certain state income tax expense and recognition of deferred tax liabilities associated with indefinite-lived assets.

As of May 4, 2013, it is reasonably possible that gross unrecognized tax benefits could decrease by $178 within the next 12 months due to the expiration of certain statutes of limitations.

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

11.          COMPREHENSIVE LOSS

Accumulated other comprehensive loss is comprised of the net actuarial loss associated with the Pension Plans and Postretirement Benefit Plan.  Other comprehensive income is comprised entirely of the amortization of the net actuarial loss (gain) associated with the Pension Plans and Postretirement Benefit Plan.

As a result of the deferred tax asset valuation allowance maintained throughout 2012 and the first quarter of 2013 (see Note 9), no tax effect was recorded on the changes recognized within other comprehensive income for all periods presented.

The before-tax amount of amortization of net actuarial loss (gain) (see Note 7) was recorded within selling, general and administrative expense.

12.          GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

Certain debt obligations of the Company, which constitute debt obligations of The Bon-Ton Department Stores, Inc. (the “Issuer”), are guaranteed by the Parent and by each of its subsidiaries, other than the Issuer, that is an obligor under the Company’s senior secured credit facility.  Separate financial statements of the Parent, the Issuer and such subsidiary guarantors are not presented because the guarantees by the Parent and each wholly owned subsidiary guarantor are joint and several, full and unconditional, except for certain customary limitations which are applicable only to a subsidiary guarantor.  These customary limitations include releases of a guarantee (1) if the subsidiary guarantor no longer guarantees other indebtedness of the Issuer; (2) if there is a sale or other disposition of the capital stock of a subsidiary guarantor and if such sale complies with the covenant regarding asset sales; and (3) if the subsidiary guarantor is properly designated as an “unrestricted subsidiary.”

The condensed consolidating financial information for the Parent, the Issuer and the guarantor and non-guarantor subsidiaries as of May 4, 2013 and February 2, 2013 and for the first quarter in each of 2013 and 2012 as presented below has been prepared from the books and records maintained by the Parent, the Issuer and the guarantor and non-guarantor subsidiaries. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the guarantor and non-guarantor subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from affiliates will exist at any time.

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

The Bon-Ton Stores, Inc.

Condensed Consolidating Balance Sheet

May 4, 2013

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$3,207	$5,809	$—	$—	$9,017
Merchandise inventories	—	459,670	271,791	—	—	731,461
Prepaid expenses and other current assets	—	62,848	5,483	3,933	(651)	71,613
Total current assets	1	525,725	283,083	3,933	(651)	812,091
Property, fixtures and equipment at cost, net	—	219,160	174,363	248,667	—	642,190
Deferred income taxes	—	6,622	9,706	—	—	16,328
Intangible assets, net	—	35,805	72,875	—	—	108,680
Investment in and advances to (from) affiliates	84,792	378,507	316,549	(52)	(779,796)	—
Other long-term assets	—	16,352	472	1,080	—	17,904
Total assets	$84,793	$1,182,171	$857,048	$253,628	$(780,447)	$1,597,193

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$184,343	$—	$—	$—	$184,343
Accrued payroll and benefits	—	24,908	4,254	—	—	29,162
Accrued expenses	—	76,951	73,194	154	(651)	149,648
Current maturities of long-term debt and obligations under capital leases	—	884	3,091	7,014	—	10,989
Deferred income taxes	—	10,395	11,625	—	—	22,020
Income taxes payable	—	—	32	—	—	32
Total current liabilities	—	297,481	92,196	7,168	(651)	396,194

Long-term debt and obligations under capital leases, less current maturities	—	643,942	45,484	217,649	—	907,075
Other long-term liabilities	—	155,045	52,469	1,617	—	209,131
Total liabilities	—	1,096,468	190,149	226,434	(651)	1,512,400

Shareholders’ equity	84,793	85,703	666,899	27,194	(779,796)	84,793

Total liabilities and shareholders’ equity	$84,793	$1,182,171	$857,048	$253,628	$(780,447)	$1,597,193

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

The Bon-Ton Stores, Inc.

Condensed Consolidating Balance Sheet

February 2, 2013

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$3,414	$4,511	$—	$—	$7,926
Merchandise inventories	—	493,780	264,620	—	—	758,400
Prepaid expenses and other current assets	—	62,855	4,414	3,910	(578)	70,601
Total current assets	1	560,049	273,545	3,910	(578)	836,927
Property, fixtures and equipment at cost, net	—	221,966	179,437	251,419	—	652,822
Deferred income taxes	—	6,216	8,794	—	—	15,010
Intangible assets, net	—	36,666	73,897	—	—	110,563
Investment in and advances to (from) affiliates	110,605	366,851	328,183	(52)	(805,587)	—
Other long-term assets	—	17,389	343	1,155	—	18,887
Total assets	$110,606	$1,209,137	$864,199	$256,432	$(806,165)	$1,634,209

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$193,898	$—	$—	$—	$193,898
Accrued payroll and benefits	—	26,899	5,511	—	—	32,410
Accrued expenses	—	86,686	79,350	78	(578)	165,536
Current maturities of long-term debt and obligations under capital leases	—	69,874	3,034	6,903	—	79,811
Deferred income taxes	—	9,777	10,479	—	—	20,256
Income taxes payable	—	12	727	—	—	739
Total current liabilities	—	387,146	99,101	6,981	(578)	492,650

Long-term debt and obligations under capital leases, less current maturities	—	555,532	46,279	219,531	—	821,342
Other long-term liabilities	—	155,208	52,815	1,588	—	209,611
Total liabilities	—	1,097,886	198,195	228,100	(578)	1,523,603

Shareholders’ equity	110,606	111,251	666,004	28,332	(805,587)	110,606

Total liabilities and shareholders’ equity	$110,606	$1,209,137	$864,199	$256,432	$(806,165)	$1,634,209

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

Thirteen Weeks Ended May 4, 2013

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$377,268	$269,636	$—	$—	$646,904
Other income	—	8,574	6,405	—	—	14,979
	—	385,842	276,041	—	—	661,883

Costs and expenses:
Costs of merchandise sold	—	247,477	174,111	—	—	421,588
Selling, general and administrative	—	137,463	95,216	30	(7,613)	225,096
Depreciation and amortization	—	10,142	8,287	2,751	—	21,180
Amortization of lease-related interests	—	444	692	—	—	1,136
Loss from operations	—	(9,684)	(2,265)	(2,781)	7,613	(7,117)

Other income (expense):
Intercompany income	—	498	4,313	6,796	(11,607)	—
Equity in (losses) income of subsidiaries	(26,185)	1,509	—	—	24,676	—
Interest expense, net	—	(18,148)	(920)	(3,634)	3,994	(18,708)
Loss on extinguishment of debt	—	(360)	—	—	—	(360)

(Loss) income before income taxes	(26,185)	(26,185)	1,128	381	24,676	(26,185)
Income tax provision	450	450	233	—	(683)	450

Net (loss) income	$(26,635)	$(26,635)	$895	$381	$25,359	$(26,635)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive (Loss) Income

Thirteen Weeks Ended May 4, 2013

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(26,635)	$(26,635)	$895	$381	$25,359	$(26,635)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	1,551	1,551	—	—	(1,551)	1,551
Comprehensive (loss) income	$(25,084)	$(25,084)	$895	$381	$23,808	$(25,084)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

Thirteen Weeks Ended April 28, 2012

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$368,710	$272,061	$—	$—	$640,771
Other income	—	7,011	6,515	—	—	13,526
	—	375,721	278,576	—	—	654,297

Costs and expenses:
Costs of merchandise sold	—	243,638	177,578	—	—	421,216
Selling, general and administrative	—	140,352	98,414	(3,541)	(6,985)	228,240
Depreciation and amortization	—	10,305	9,052	2,830	—	22,187
Amortization of lease-related interests	—	493	690	—	—	1,183
(Loss) income from operations	—	(19,067)	(7,158)	711	6,985	(18,529)

Other income (expense):
Intercompany income	—	—	—	6,985	(6,985)	—
Equity in losses of subsidiaries	(40,271)	(6,612)	—	—	46,883	—
Interest expense, net	—	(14,592)	(2,143)	(3,838)	—	(20,573)
Loss on extinguishment of debt	—	—	—	(1,169)	—	(1,169)

(Loss) income before income taxes	(40,271)	(40,271)	(9,301)	2,689	46,883	(40,271)
Income tax provision	509	509	233	—	(742)	509

Net (loss) income	$(40,780)	$(40,780)	$(9,534)	$2,689	$47,625	$(40,780)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive (Loss) Income

Thirteen Weeks Ended April 28, 2012

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(40,780)	$(40,780)	$(9,534)	$2,689	$47,625	$(40,780)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	1,596	1,596	—	—	(1,596)	1,596
Comprehensive (loss) income	$(39,184)	$(39,184)	$(9,534)	$2,689	$46,029	$(39,184)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Cash Flows

Thirteen Weeks Ended May 4, 2013

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$2,076	$3,107	$3,651	$3,290	$(2,177)	$9,947

Cash flows from investing activities:
Capital expenditures	—	(11,640)	(1,616)	—	—	(13,256)
Intercompany investing activity	(518)	(140)	—	—	658	—
Proceeds from sale of property, fixtures and equipment	—	2	—	—	—	2
Net cash used in investing activities	(518)	(11,778)	(1,616)	—	658	(13,254)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(224,213)	(737)	(1,771)	—	(226,721)
Proceeds from issuance of long-term debt	—	243,632	—	—	—	243,632
Intercompany financing activity	—	—	—	(1,519)	1,519	—
Restricted shares forfeited in lieu of payroll taxes	(2,076)	—	—	—	—	(2,076)
Proceeds from stock options exercised	518	—	—	—	—	518
Decrease in book overdraft balances	—	(10,955)	—	—	—	(10,955)
Net cash (used in) provided by financing activities	(1,558)	8,464	(737)	(3,290)	1,519	4,398

Net (decrease) increase in cash and cash equivalents	—	(207)	1,298	—	—	1,091

Cash and cash equivalents at beginning of period	1	3,414	4,511	—	—	7,926

Cash and cash equivalents at end of period	$1	$3,207	$5,809	$—	$—	$9,017

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Cash Flows

Thirteen Weeks Ended April 28, 2012

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$2,028	$(37,850)	$3,421	$891	$(1,959)	$(33,469)

Cash flows from investing activities:
Capital expenditures	—	(11,666)	(2,622)	—	—	(14,288)
Intercompany investing activity	(18)	(1)	—	—	19	—
Proceeds from sale of property, fixtures and equipment	—	23	—	8,234	—	8,257
Net cash (used in) provided by investing activities	(18)	(11,644)	(2,622)	8,234	19	(6,031)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(97,235)	(680)	(8,146)	—	(106,061)
Proceeds from issuance of long-term debt	—	161,216	—	—	—	161,216
Intercompany financing activity	—	(961)	—	(979)	1,940	—
Cash dividends paid	(961)	—	—	—	—	(961)
Restricted shares forfeited in lieu of payroll taxes	(1,067)	—	—	—	—	(1,067)
Proceeds from stock options exercised	18	—	—	—	—	18
Decrease in book overdraft balances	—	(13,622)	—	—	—	(13,622)
Net cash (used in) provided by financing activities	(2,010)	49,398	(680)	(9,125)	1,940	39,523

Net (decrease) increase in cash and cash equivalents	—	(96)	119	—	—	23

Cash and cash equivalents at beginning of period	1	4,695	9,576	—	—	14,272

Cash and cash equivalents at end of period	$1	$4,599	$9,695	$—	$—	$14,295

13.          SUBSEQUENT EVENTS

On May 21, 2013, the Company declared a quarterly cash dividend of $0.05 per share on shares of Class A common stock and common stock, payable August 5, 2013 to shareholders of record as of July 19, 2013.

On May 13, 2013, the Issuer commenced tender offers (the “Tender Offers”) to purchase all of its outstanding 2014 Notes and up to $223,000 aggregate principal amount of its outstanding 10 5/8% Second Lien Senior Secured Notes due 2017 (the “2017 Notes” and, together with the 2014 Notes, the “Notes”).  Also on May 13, 2013, the Company announced its intention to offer $300,000 aggregate principal amount of its 2021 Notes in a private offering that is exempt from registration under the Securities Act of 1933, as amended.  On May 16, 2013, the offering size was increased by $50,000 from the $300,000 originally offered, and the Issuer priced $350,000 aggregate principal amount of its 2021 Notes at an issue price of 100%.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

On May 28, 2013, the Issuer issued $350,000 principal amount of its 2021 Notes.  The 2021 Notes will be guaranteed by, and will be secured by a second-priority lien on substantially all of the current and future assets of, the Parent and certain of its subsidiaries, and will mature on June 15, 2021.  Interest on the 2021 Notes is payable June 15 and December 15 of each year, commencing on December 15, 2013.

Also on May 28, 2013, the Issuer gave irrevocable notices of redemption for (i) all 2014 Notes not tendered in the Tender Offers and (ii) $85,000 principal amount of the 2017 Notes.  Such notices specified that the Notes called for redemption will be redeemed on June 27, 2013 at 100.0% of their principal amount plus accrued and unpaid interest.

A portion of the net proceeds from the sale of the 2021 Notes was used to purchase the Issuer’s outstanding Notes, pursuant to the Tender Offers, which expired on June 10, 2013.  The Issuer received tenders from holders of $30,059 principal amount of the 2014 Notes, representing approximately 43.6% of the 2014 Notes outstanding, and $187,706 principal amount of the 2017 Notes, representing approximately 56.9% of the 2017 Notes outstanding.  The purchase included associated interest and tender premium.

Pursuant to the terms of the offering memorandum for the 2021 Notes, upon the issuance of the 2021 Notes the Issuer was required to discharge the indenture governing its 2014 Notes and pay in full any 2014 Notes not tendered.  Consequently, a portion of net proceeds from the sale of the 2021 Notes was used to satisfy the principal and interest obligation in advance of the June 27, 2013 redemption settlement date.

In addition, a portion of the net proceeds from the sale of the 2021 Notes was used to pay related fees and expenses associated with said sale.  Such fees and expenses will be deferred and amortized as interest expense over the term of the 2021 Notes.

THE BON-TON STORES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.                                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of the following discussion, references to the “first quarter of 2013” and the “first quarter of 2012” are to the 13-week periods ended May 4, 2013 and April 28, 2012, respectively.  References to “2013” are to the 52-week period ending February 1, 2014; references to “2012” are to the 53-week period ended February 2, 2013.  References to the “Company,” “we,” “us,” and “our” refer to The Bon-Ton Stores, Inc. and its subsidiaries.

Overview

General

The Company, a Pennsylvania corporation, is one of the largest regional department store operators in the United States, offering a broad assortment of brand-name fashion apparel and accessories for women, men and children.  Our merchandise offerings also include cosmetics, home furnishings and other goods. We currently operate 272 stores in 24 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson’s, Elder-Beerman, Herberger’s and Younkers nameplates, encompassing a total of approximately 25 million square feet.

We operate in the department store segment of the U.S. retail industry, a highly competitive environment.  The department store industry continues to evolve in response to the evolution of competitive retail formats — mass merchandisers, national chain retailers, specialty retailers and online retailers — and the expansion of mobile technology and social media.

First Quarter Summary and 2013 Guidance

Our first quarter results demonstrate what we believe is meaningful progress in the implementation of key initiatives to drive growth and improve our performance.  Our loss from operations decreased significantly, as we grew our comparable store sales by 1.2%, increased gross margin dollars and rate and managed our selling, general and administrative (“SG&A”) expense rate to an 82 basis point improvement.  Our accomplishments included the following:  (1) continued refinement of our merchandise assortment to balance the traditional styling preferences of our core customer with updated goods to attract a younger customer, (2) ongoing reallocation of selling space to higher growth merchandise categories to increase productivity, (3) expansion of key brands into our smaller markets to further differentiate product assortments from those of our competitors, (4) enhancements to our marketing programs, (5) growth in sales and profitability in our online operations and (6) improved efficiencies in our operating structure.

In light of our first quarter performance, on May 23, 2013, we reaffirmed our 2013 earnings per diluted share guidance of a range of $0.40 to $1.00.

Redemption and Offering of Senior Notes

On January 23, 2013, we issued a notice of partial redemption for $65.0 million aggregate principal amount of our 10¼% Senior Notes due 2014 (the “2014 Notes”) at a cash redemption price equal to the principal amount plus accrued and unpaid interest.  The redemption was completed on February 22, 2013.

On May 13, 2013, we commenced tender offers (the “Tender Offers”) to purchase all of our outstanding 2014 Notes and up to $223.0 million aggregate principal amount of our outstanding 10 5/8% Second Lien Senior Secured Notes due 2017 (the “2017 Notes” and, together with the 2014 Notes, the “Notes”).  Also on May 13, 2013, we announced our intention to offer $300.0 million aggregate principal amount of our Second Lien Senior Secured Notes due 2021 in a private offering that is exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”).  On May 16, 2013, the offering size was increased by $50.0 million from the $300.0 million originally offered, and we priced $350.0 million aggregate principal amount of our 8.00% Second Lien Senior Secured Notes due 2021 (the “2021 Notes”) at an issue price of 100%.  The net proceeds from the sale of the 2021 Notes will be used to purchase a portion of our outstanding Notes pursuant to the Tender Offers, to partially redeem the Notes not tendered, and to pay related fees and expenses.

We believe the 2021 Notes will serve to enhance our liquidity as a result of the extension of the maturity date of the Notes and significantly reduce our borrowing costs, providing us additional flexibility to execute our strategic initiatives.

See “Liquidity and Capital Resources,” below, for further discussion.

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

	THIRTEEN
	WEEKS ENDED
	May 4,	April 28,
	2013	2012
Net sales	100.0%	100.0%
Other income	2.3	2.1
	102.3	102.1
Costs and expenses:
Costs of merchandise sold	65.2	65.7
Selling, general and administrative	34.8	35.6
Depreciation and amortization	3.3	3.5
Amortization of lease-related interests	0.2	0.2
Loss from operations	(1.1)	(2.9)
Interest expense, net	2.9	3.2
Loss on extinguishment of debt	0.1	0.2
Loss before income taxes	(4.0)	(6.3)
Income tax provision	0.1	0.1
Net loss	(4.1)%	(6.4)%

First Quarter of 2013 Compared with First Quarter of 2012

Net sales:  Net sales in the first quarter of 2013 were $646.9 million, an increase of $6.1 million or 1.0% as compared with $640.8 million of net sales in the first quarter of 2012.  Despite an extended period of unseasonable weather, comparable store net sales increased 1.2% in the period, fueled by enhanced promotions and effective marketing. Our revenues benefited from concentrated efforts to drive our proprietary credit card business and reinforce our “Your Rewards” loyalty program, resulting in a favorable penetration of credit card sales to total sales.  Our eCommerce business continued its double-digit sales growth in the period, largely achieved through improvements to the website to increase functionality, increased investments in digital marketing and expanded offerings of select brands.

The best performing merchandise categories in the first quarter of 2013 were Dresses and Women’s Sportswear (both included in Women’s Apparel) and Men’s Furnishings (included in Men’s Apparel).  Dresses primarily benefited from increased inventory investment in our small and mid-size doors.  Women’s

Sportswear achieved success in both moderate and better merchandise categories primarily through the strategic expansion of key brands and key items to all doors.  An early Easter holiday drove sales of dress shirts, neckwear and pants in Men’s Furnishings.

The merchandise categories most challenged in the first quarter of 2013 were Furniture (included in Home), Petites’ Sportswear (included in Women’s Apparel) and Juniors’ Apparel.  Furniture sales were adversely impacted by a weak performance during an important promotional event and slow sales in mattresses throughout the period.  We are continuing in our efforts to optimize the balance of traditional and updated goods in Petites’ Sportswear, expanding inventory investment in key branded separates that have achieved success in other merchandise categories within Women’s Apparel.  We have achieved a measure of success through merchandise adjustments in Juniors’ Apparel, and will continue in our efforts to reengineer the business through additional merchandise adjustments and in-store changes to effect more strategic adjacencies to similar merchandise groupings, as well as enhanced digital marketing initiatives to attract a younger customer.

Other income:  Other income, which includes income from revenues received under our credit card program agreement, leased departments and other customer revenues, was $15.0 million, or 2.3% of net sales, in the first quarter of 2013 as compared with $13.5 million, or 2.1% of net sales, in the first quarter of 2012. The increase primarily reflects increased revenues from our proprietary credit card operations and delivery revenues.

Costs and expenses: Gross margin in the first quarter of 2013 was $225.3 million as compared with $219.6 million in the comparable prior year period. The $5.8 million increase reflects both increases in sales volume and gross margin rate.  Gross margin as a percentage of net sales increased 57 basis points to 34.8% in the first quarter of 2013 from 34.3% in the same period last year.  The increase is largely attributable to a reduction in the net markdown rate and an increase in the cumulative markup percentage.

SG&A expense in the first quarter of 2013 was $225.1 million as compared with $228.2 million in the first quarter of 2012, a decrease of $3.1 million.  The improvement is largely the result of reduced store expenses and insurance costs, partially offset by increased performance incentives.  The current year expense rate decreased 82 basis points to 34.8% of net sales, compared with 35.6% in the same period last year.

Depreciation and amortization expense and amortization of lease-related interests decreased $1.1 million, to $22.3 million, in the first quarter of 2013 from $23.4 million in the first quarter of 2012, primarily due to a reduced asset base.

Interest expense, net:  Net interest expense was $18.7 million, or 2.9% of net sales, in the first quarter of 2013, compared with $20.6 million, or 3.2% of net sales, in the first quarter of 2012.  The $1.9 million decrease primarily reflects reduced deferred fees and interest rates.

Loss on extinguishment of debt:    In the first quarter of 2013, we recorded a $0.4 million loss on extinguishment of debt due to accelerated amortization of deferred fees in conjunction with the $65.0 million redemption of our 2014 Senior Notes.  In the first quarter of 2012, we recorded a $1.2 million loss on extinguishment of debt related to the prepayment of mortgage debt associated with the sale of two of our stores in Rochester, New York.

Income tax provision:  The effective income tax rate in the first quarter in each of 2013 and 2012 largely reflects the Company’s valuation allowance position against all net deferred tax assets.  The income tax provision of $0.5 million recorded in the first quarter in each of 2013 and 2012 reflects certain state income tax expense and recognition of deferred tax liabilities associated with indefinite-lived assets.

Seasonality

Our business, like that of most retailers, is subject to seasonal fluctuations, with the major portion of sales and income realized during the second half of each fiscal year, which includes the holiday season.  Due to the fixed nature of certain costs, SG&A expense is typically higher as a percentage of net sales during the first half of each fiscal year.  We typically finance working capital increases in the second half of each fiscal year through additional borrowings under our $675.0 million senior secured Second Amended and Restated Loan and Security Agreement (the “Second Amended Revolving Credit Facility”) that expires on the earlier of (a) March 21, 2016 and (b) the date that is 60 days prior to the maturity date of the mortgage loan facility.

Because of the seasonality of our business, results for any quarter are not necessarily indicative of results that may be achieved for a full fiscal year.

Liquidity and Capital Resources

On January 23, 2013, we issued a notice of partial redemption for $65.0 million aggregate principal amount of our 2014 Notes at a cash redemption price equal to the principal amount plus accrued and unpaid interest.  The redemption was completed on February 22, 2013, with associated interest of $2.9 million, for a total payment of $67.9 million.  Unamortized deferred financing fees of $0.4 million associated with the 2014 Notes were accelerated upon redemption and were recognized in loss on extinguishment of debt.  Upon completion of the redemption, approximately $69 million aggregate principal amount of the 2014 Notes remained outstanding.

On May 13, 2013, we commenced Tender Offers to purchase all of our outstanding 2014 Notes and up to $223.0 million aggregate principal amount of our outstanding 2017 Notes.  Also on May 13, 2013, we announced our intention to offer $300.0 million aggregate principal amount of our 2021 Notes in a private offering that is exempt from registration under the Securities Act.  On May 16, 2013, the offering size was increased by $50.0 million from the $300.0 million originally offered, and we priced $350.0 million aggregate principal amount of our 2021 Notes at an issue price of 100%.

On May 28, 2013, we issued $350.0 million principal amount of our 2021 Notes.  The 2021 Notes will be guaranteed by, and will be secured by a second-priority lien on substantially all of the current and future assets of, the Company and certain of its subsidiaries, and will mature on June 15, 2021.  Interest on the 2021 Notes is payable June 15 and December 15 of each year, commencing on December 15, 2013.

Also on May 28, 2013, we gave irrevocable notices of redemption for (i) all 2014 Notes not tendered in the Tender Offers and (ii) $85.0 million principal amount of 2017 Notes.  Such notices specified that the Notes called for redemption will be redeemed on June 27, 2013 at 100.0% of their principal amount plus accrued and unpaid interest.

A portion of the net proceeds from the sale of the 2021 Notes was used to purchase our outstanding Notes, pursuant to the Tender Offers, which expired on June 10, 2013.  We received tenders from holders of $30.1 million principal amount of the 2014 Notes, representing approximately 43.6% of the 2014 Notes outstanding, and $187.7 million principal amount of the 2017 Notes, representing approximately 56.9% of the 2017 Notes outstanding.  The purchase included associated interest and tender premium.

Pursuant to the terms of the offering memorandum for the 2021 Notes, upon the issuance of the 2021 Notes we were required to discharge the indenture governing our 2014 Notes and pay in full any 2014 Notes not tendered.  Consequently, a portion of net proceeds from the sale of the 2021 Notes was used to satisfy the principal and interest obligation in advance of the June 27, 2013 redemption settlement date.

In addition, a portion of the net proceeds from the sale of the 2021 Notes was used to pay related fees and expenses associated with said sale.  Such fees and expenses will be deferred and amortized as interest expense over the term of the 2021 Notes.

At May 4, 2013, we had $9.0 million in cash and cash equivalents and $425.0 million available under our Second Amended Revolving Credit Facility (before taking into account the minimum borrowing availability covenant under such facility).  Excess availability was $400.3 million as of the comparable prior year period.  The favorable excess availability comparison reflects an increased borrowing base availability as a result of the October 2012 amendment to our Second Amended Revolving Credit Facility that increased our revolving borrowing commitments, partially offset by higher direct borrowings.  The year-to-year comparison of excess availability was also impacted by the July 2012 receipt of a $50.0 million signing bonus from our credit card provider, which decreased borrowings.

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

Cash provided by (used in) our operating, investing and financing activities is summarized as follows:

	THIRTEEN
	WEEKS ENDED
	May 4,	April 28,
(Dollars in millions)	2013	2012

Operating activities	$9.9	$(33.5)
Investing activities	(13.3)	(6.0)
Financing activities	4.4	39.5

Net cash provided by operating activities was $9.9 million in the first quarter of 2013, while net cash used in operating activities totaled $33.5 million in the first quarter of 2012.  The improvement in cash flow in the current year reflects a significant reduction in the first quarter net loss and reduced working capital requirements, primarily the result of decreased inventories, partially offset by unfavorable changes in accrued expenses.

Net cash used in investing activities in the current year primarily reflects capital expenditures for two new stores, renovations to support our strategic initiatives and information technology.  Capital expenditures totaled $13.3 million and $14.3 million in the first quarter in each of 2013 and 2012, respectively; these expenditures do not reflect reductions for external contributions (primarily leasehold improvement and fixture allowances received from landlords or vendors) of $5.9 million and $0.2 million in the first quarter of each of 2013 and 2012, respectively.  We anticipate our 2013 capital expenditures will not exceed $89.0 million (excluding external contributions of $19.0 million, reducing budgeted net capital investments to $70.0 million).  Cash flows from investing activities in the first quarter of 2012 were also impacted by proceeds of $8.3 million from the sale of property, fixtures and equipment, including proceeds from the sale of two Rochester, New York stores.

Net cash provided by financing activities was $4.4 million and $39.5 million in the first quarter in each of 2013 and 2012, respectively.  The change primarily reflects decreased net borrowings due to a reduction in the cash requirements for current year operating activities, partially offset by increased cash needs for investing activities.

Aside from planned capital expenditures, the Company’s primary cash requirements will be to service debt and finance working capital increases during peak selling seasons.

On May 6, 2013, we paid a quarterly cash dividend of $0.05 per share on shares of Class A common stock and common stock to shareholders of record as of April 19, 2013. Additionally, on May 21, 2013, we declared a quarterly cash dividend of $0.05 per share, payable August 5, 2013 to shareholders of record as of July 19, 2013. Our Board of Directors may consider dividends in subsequent periods as it deems appropriate.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported amounts and disclosure of contingent assets and liabilities.  There have been no significant changes in the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended February 2, 2013.

Forward-Looking Statements

Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission contain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which may be identified by words or phrases such as “may,” “could,” “would,” “will,” “plan,” “expect,” “believe,” “anticipate,” “estimate,” “project,” “intend,” “look forward to” or other similar expressions, involve important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.  Factors that could cause such differences include, but are not limited to, risks related to retail businesses generally; a significant and prolonged deterioration of general economic conditions which could negatively impact the Company, including the potential write-down of the current valuation of intangible assets and deferred taxes; risks related to the agreement governing the Company’s proprietary credit card program; potential increase in pension obligations; consumer spending patterns, debt levels, and the availability and cost of consumer credit; additional competition from existing and new competitors; inflation; deflation; changes in the costs of fuel and other energy and transportation costs; weather conditions that could negatively impact sales; uncertainties associated with expanding or remodeling existing stores; the ability to attract and retain qualified management; the dependence upon relationships with vendors and their factors; a data security breach or system failure; the ability to reduce or control SG&A expenses, including initiatives to reduce expenses and improve efficiency; operational disruptions; unsuccessful marketing initiatives; the failure to successfully implement our key strategies, including initiatives to improve our merchandising, marketing and operations; adverse outcomes in litigation; the incurrence of unplanned capital expenditures; the ability to obtain financing for working capital, capital expenditures and general corporate purpose; the impact of new regulatory requirements including the Health Care Reform Act and the Dodd-Frank Wall Street Reform and

Consumer Protection Act;  the inability or limitations on the Company’s ability to favorably adjust the valuation allowance on deferred tax assets; and the financial condition of mall operators.  Additional factors that could cause the Company’s actual results to differ from those contained in these forward-looking statements are discussed in greater detail under Item 1A of the Company’s Form 10-K filed with the Securities and Exchange Commission.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Financial Instruments

To date in 2013, we have undertaken several financing transactions of note, as follows:

•                  We issued a notice of partial redemption for $65.0 million aggregate principal amount of our 2014 Notes at a cash redemption price equal to the principal amount plus accrued and unpaid interest.  The redemption was completed on February 22, 2013.

•                  We commenced Tender Offers to purchase all of our outstanding 2014 Notes and up to $223.0 million aggregate principal amount of our outstanding 2017 Notes and announced our intention to offer $300.0 million aggregate principal amount of our 2021 Notes in a private offering that is exempt from registration under the Securities Act.  Subsequently, the offering size was increased by $50.0 million from the $300.0 million originally offered, and we priced $350.0 million aggregate principal amount of our 2021 Notes at an issue price of 100%.

For further discussion, see “Liquidity and Capital Resources” within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

There were no other material changes in our exposures, risk management strategies, or hedging positions since February 2, 2013.  For further information, refer to Item 7A of our 2012 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting that occurred during the 13 weeks ended May 4, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:       OTHER INFORMATION

ITEM 6.       EXHIBITS

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

31.1*	Certification of Brendan L. Hoffman
31.2*	Certification of Keith E. Plowman
32.1**	Certification Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934
101***

The following financial statements from The Bon-Ton Stores, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2013, filed on June 13, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Shareholders’ Equity and (vi) the Notes to Consolidated Financial Statements.

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

THE BON-TON STORES, INC.

DATE:	June 13, 2013	BY:	/s/ Brendan L. Hoffman
Brendan L. Hoffman
President and
Chief Executive Officer
(Principal Executive Officer)

DATE:	June 13, 2013	BY:	/s/ Keith E. Plowman
Keith E. Plowman
Executive Vice President —
Chief Financial Officer
(Principal Financial Officer)

DATE:	June 13, 2013	BY:	/s/ Michael W. Webb
Michael W. Webb
Group Vice President —
Chief Accounting Officer
(Principal Accounting Officer)