Form 10-Q
period 2013-08-03
BON TON STORES INC
filed 2013-09-11
CIK 878079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended August 3, 2013	Commission File Number
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

As of August 30, 2013, there were 17,536,512 shares of Common Stock, $.01 par value, and 2,951,490 shares of Class A Common Stock, $.01 par value, outstanding.

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE BON-TON STORES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	August 3,	February 2,
(Unaudited)	2013	2013
Assets
Current assets:
Cash and cash equivalents	$8,140	$7,926
Merchandise inventories	720,177	758,400
Prepaid expenses and other current assets	70,883	70,601
Total current assets	799,200	836,927

Property, fixtures and equipment at cost, net of accumulated depreciation and amortization of $846,396 and $804,559 at August 3, 2013 and February 2, 2013, respectively	643,033	652,822
Deferred income taxes	16,432	15,010
Intangible assets, net of accumulated amortization of $60,807 and $57,596 at August 3, 2013 and February 2, 2013, respectively	106,797	110,563
Other long-term assets	23,338	18,887
Total assets	$1,588,800	$1,634,209

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$235,160	$193,898
Accrued payroll and benefits	29,475	32,410
Accrued expenses	140,090	165,536
Current maturities of long-term debt	7,129	75,886
Current maturities of obligations under capital leases	3,936	3,925
Deferred income taxes	22,561	20,256
Income taxes payable	—	739
Total current liabilities	438,351	492,650

Long-term debt, less current maturities	841,948	768,864
Obligations under capital leases, less current maturities	50,542	52,478
Other long-term liabilities	208,253	209,611
Total liabilities	1,539,094	1,523,603

Contingencies (Note 10)

Shareholders’ equity:
Preferred Stock - authorized 5,000,000 shares at $0.01 par value; no shares issued	—	—
Common Stock - authorized 40,000,000 shares at $0.01 par value; issued shares of 17,874,312 and 17,491,277 at August 3, 2013 and February 2, 2013, respectively	179	175
Class A Common Stock - authorized 20,000,000 shares at $0.01 par value; issued and outstanding shares of 2,951,490 at August 3, 2013 and February 2, 2013	30	30
Treasury stock, at cost - 337,800 shares at August 3, 2013 and February 2, 2013	(1,387)	(1,387)
Additional paid-in-capital	160,652	158,728
Accumulated other comprehensive loss	(70,140)	(73,242)
(Accumulated deficit) retained earnings	(39,628)	26,302
Total shareholders’ equity	49,706	110,606
Total liabilities and shareholders’ equity	$1,588,800	$1,634,209

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
(In thousands, except per share data)	August 3,	July 28,	August 3,	July 28,
(Unaudited)	2013	2012	2013	2012

Net sales	$557,140	$594,855	$1,204,044	$1,235,626
Other income	13,845	12,405	28,824	25,931
	570,985	607,260	1,232,868	1,261,557

Costs and expenses:
Costs of merchandise sold	351,008	380,716	772,596	801,932
Selling, general and administrative	211,253	219,435	436,349	447,675
Depreciation and amortization	22,919	23,425	44,099	45,612
Amortization of lease-related interests	1,135	1,178	2,271	2,361
Impairment charges	131	119	131	119
Loss from operations	(15,461)	(17,613)	(22,578)	(36,142)
Interest expense, net	17,547	20,706	36,255	41,279
Loss on exchange/extinguishment of debt	3,917	6,301	4,277	7,470

Loss before income taxes	(36,925)	(44,620)	(63,110)	(84,891)
Income tax provision	404	419	854	928

Net loss	$(37,329)	$(45,039)	$(63,964)	$(85,819)

Per share amounts —
Basic:
Net loss	$(1.95)	$(2.43)	$(3.37)	$(4.66)

Diluted:
Net loss	$(1.95)	$(2.43)	$(3.37)	$(4.66)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
(In thousands)	August 3,	July 28,	August 3,	July 28,
(Unaudited)	2013	2012	2013	2012

Net loss	$(37,329)	$(45,039)	$(63,964)	$(85,819)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	1,551	1,596	3,102	3,192
Comprehensive loss	$(35,778)	$(43,443)	$(60,862)	$(82,627)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	TWENTY-SIX
	WEEKS ENDED
(In thousands)	August 3,	July 28,
(Unaudited)	2013	2012
Cash flows from operating activities:
Net loss	$(63,964)	$(85,819)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	44,099	45,612
Amortization of lease-related interests	2,271	2,361
Impairment charges	131	119
Share-based compensation expense	3,430	2,351
Gain on sale of property, fixtures and equipment	(399)	(3,079)
Reclassifications of accumulated other comprehensive loss	3,102	3,192
Loss on exchange/extinguishment of debt	4,277	7,470
Amortization of deferred financing costs	2,024	4,270
Amortization of deferred gain on sale of proprietary credit card portfolio	—	(1,021)
Deferred income tax provision	883	857
Changes in operating assets and liabilities:
Decrease in merchandise inventories	38,223	15,912
(Increase) decrease in prepaid expenses and other current assets	(282)	6,936
Increase in other long-term assets	(665)	(257)
Increase in accounts payable	41,322	33,733
Decrease in accrued payroll and benefits and accrued expenses	(27,799)	(22,798)
Decrease in income taxes payable	(739)	—
(Decrease) increase in other long-term liabilities	(966)	23,879
Net cash provided by operating activities	44,948	33,718

Cash flows from investing activities:
Capital expenditures	(35,498)	(38,917)
Proceeds from sale of property, fixtures and equipment	1,266	8,257
Net cash used in investing activities	(34,232)	(30,660)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(799,951)	(268,294)
Proceeds from issuance of long-term debt	800,997	289,528
Cash dividends paid	(981)	(1,933)
Restricted shares forfeited in lieu of payroll taxes	(2,097)	(1,111)
Proceeds from stock options exercised	595	54
Deferred financing costs paid	(8,400)	—
Debt exchange costs paid	—	(5,508)
Decrease in book overdraft balances	(665)	(21,438)
Net cash used in financing activities	(10,502)	(8,702)

Net increase (decrease) in cash and cash equivalents	214	(5,644)

Cash and cash equivalents at beginning of period	7,926	14,272

Cash and cash equivalents at end of period	$8,140	$8,628

The accompanying notes are an integral part of these financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other	(Accumulated
		Class A		Additional	Compre-	Deficit)
(In thousands, except per share data)	Common	Common	Treasury	Paid-in	hensive	Retained
(Unaudited)	Stock	Stock	Stock	Capital	Loss	Earnings	Total
BALANCE AT FEBRUARY 2, 2013	$175	$30	$(1,387)	$158,728	$(73,242)	$26,302	$110,606

Net loss	—	—	—	—	—	(63,964)	(63,964)
Other comprehensive income	—	—	—	—	3,102	—	3,102
Dividends to shareholders, $0.10 per share	—	—	—	—	—	(1,966)	(1,966)
Restricted shares forfeited in lieu of payroll taxes	(2)	—	—	(2,095)	—	—	(2,097)
Proceeds from stock options exercised	1	—	—	594	—	—	595
Share-based compensation expense	5	—	—	3,425	—	—	3,430
BALANCE AT AUGUST 3, 2013	$179	$30	$(1,387)	$160,652	$(70,140)	$(39,628)	$49,706

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share data)

1.                                      BASIS OF PRESENTATION

The Bon-Ton Stores, Inc., a Pennsylvania corporation, was incorporated on January 31, 1996 as the successor of a company incorporated on January 31, 1929.  As of August 3, 2013, The Bon-Ton Stores, Inc. operated, through its subsidiaries, 270 stores in 24 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson’s, Elder-Beerman, Herberger’s and Younkers nameplates.

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

For purposes of the following discussion, references to the “first quarter of 2013” are to the 13 weeks ended May 4, 2013.  References to the “second quarter of 2013” and the “second quarter of 2012” are to the 13 weeks ended August 3, 2013 and July 28, 2012, respectively.  References to “fiscal 2013” are to the 52 weeks ending February 1, 2014; references to “fiscal 2012” are to the 53 weeks ended February 2, 2013.

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

2.                                      PER-SHARE AMOUNTS

The following table presents a reconciliation of net loss and weighted average shares outstanding used in basic and diluted earnings (loss) per share (“EPS”) calculations for each period presented:

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share data)

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
	August 3,	July 28,	August 3,	July 28,
	2013	2012	2013	2012

Basic Loss Per Common Share
Net loss	$(37,329)	$(45,039)	$(63,964)	$(85,819)
Less: Income allocated to participating securities	—	—	—	—
Net loss available to common shareholders	$(37,329)	$(45,039)	$(63,964)	$(85,819)

Weighted average common shares outstanding	19,154,714	18,519,973	18,998,893	18,403,684

Basic loss per common share	$(1.95)	$(2.43)	$(3.37)	$(4.66)

Diluted Loss Per Common Share
Net loss	$(37,329)	$(45,039)	$(63,964)	$(85,819)
Less: Income allocated to participating securities	—	—	—	—
Net loss available to common shareholders	$(37,329)	$(45,039)	$(63,964)	$(85,819)

Weighted average common shares outstanding	19,154,714	18,519,973	18,998,893	18,403,684
Common shares issuable - stock options	—	—	—	—
Weighted average common shares outstanding assuming dilution	19,154,714	18,519,973	18,998,893	18,403,684

Diluted loss per common share	$(1.95)	$(2.43)	$(3.37)	$(4.66)

Due to the Company’s net loss position, weighted average unvested restricted shares (participating securities) of 908,385 and 1,311,856 for the second quarter in each of 2013 and 2012, respectively, and 980,123 and 1,393,696 for the 26 weeks ended August 3, 2013 and July 28, 2012, respectively, were not considered in the calculation of net loss available to common shareholders used for both basic and diluted EPS.

In addition, weighted average stock option shares (non-participating securities) of 331,068 and 914,997 for the second quarter in each of 2013 and 2012, respectively, and 432,876 and 941,970 for the 26 weeks ended August 3, 2013 and July 28, 2012, respectively, were excluded from the calculation of diluted EPS as they would have been antidilutive.  Certain of these stock option shares were excluded solely due to the Company’s net loss position.   Had the Company reported net income for the second quarter in each of 2013 and 2012, these shares would have increased the weighted average common shares outstanding by 151,829 and 61,422, respectively, for purposes of calculating diluted EPS.  Had the Company reported net income for the 26 weeks ended August 3, 2013 and July 28, 2012, these shares would have increased the weighted average common shares outstanding by 161,203 and 77,596, respectively, for purposes of calculating diluted EPS.

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

The carrying value and estimated fair value of the Company’s long-term debt, including current maturities but excluding capital leases, as of August 3, 2013 are as follows:

			Fair Value Measurements Using
	Carrying Value	Total Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Second lien senior secured notes	$407,292	$416,328	$57,578	$358,750	$—
Mortgage facilities	222,980	226,817	—	—	226,817
Senior secured credit facility	218,805	218,805	—	—	218,805
Total	$849,077	$861,950	$57,578	$358,750	$445,622

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

4.                                      SUPPLEMENTAL BALANCE SHEET INFORMATION

Prepaid expenses and other current assets were comprised of the following:

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share data)

	August 3,	February 2,
	2013	2013
Other receivables	$28,751	$36,029
Prepaid expenses	42,132	34,572
Total	$70,883	$70,601

5.                                      SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental cash flow information is provided for the periods reported:

	TWENTY-SIX
	WEEKS ENDED
	August 3,	July 28,
	2013	2012

Cash paid for:
Interest, net of amounts capitalized	$45,484	$47,598
Income taxes, net of refunds received	753	(693)

Non-cash investing and financing activities:
Property, fixtures and equipment included in accrued expenses	$4,401	$4,276
Declared dividends to shareholders included in accrued expenses	985	971

6.                                      EXIT OR DISPOSAL ACTIVITIES

The following table summarizes exit or disposal activities during the 26 weeks ended August 3, 2013 related to targeted reductions in administrative and support functions and store closings:

	Termination Benefits	Other Costs	Total
Accrued balance as of February 2, 2013	$741	$—	$741
Provisions:
Thirteen weeks ended May 4, 2013	55	799	854
Thirteen weeks ended August 3, 2013	1	33	34
Payments:
Thirteen weeks ended May 4, 2013	(196)	(47)	(243)
Thirteen weeks ended August 3, 2013	(160)	(785)	(945)
Accrued balance as of August 3, 2013	$441	$—	$441

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share data)

7.                                      EMPLOYEE DEFINED AND POSTRETIREMENT BENEFIT PLANS

The Company provides benefits to certain current and former associates who are eligible under a qualified defined benefit pension plan and various non-qualified supplemental pension plans (collectively, the “Pension Plans”).  Net periodic benefit expense for the Pension Plans includes the following (income) and expense components:

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
	August 3,	July 28,	August 3,	July 28,
	2013	2012	2013	2012
Interest cost	$1,999	$2,118	$3,997	$4,234
Expected return on plan assets	(2,236)	(2,157)	(4,471)	(4,314)
Recognition of net actuarial loss	1,641	1,689	3,283	3,379
Net periodic benefit expense	$1,404	$1,650	$2,809	$3,299

During the 26 weeks ended August 3, 2013, contributions of $7,696 were made to the Pension Plans.  The Company anticipates contributing an additional $7,664 to fund the Pension Plans in fiscal 2013 for an annual total of $15,360.

The Company also provides medical and life insurance benefits to certain former associates under a postretirement benefit plan (“Postretirement Benefit Plan”).  Net periodic benefit income for the Postretirement Benefit Plan includes the following (income) and expense components:

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
	August 3,	July 28,	August 3,	July 28,
	2013	2012	2013	2012
Interest cost	$31	$36	$61	$71
Recognition of net actuarial gain	(90)	(93)	(181)	(187)
Net periodic benefit income	$(59)	$(57)	$(120)	$(116)

During the 26 weeks ended August 3, 2013, the Company contributed $95 to fund the Postretirement Benefit Plan, and anticipates contributing an additional $495 in fiscal 2013 for a net annual total of $590.

8.                                      LONG-TERM DEBT

On January 23, 2013, the Company issued a notice of partial redemption for $65,000 aggregate principal amount of its 10¼% Senior Notes due 2014 (the “2014 Notes”) at a cash redemption price equal to the principal amount plus accrued and unpaid interest.  The redemption was completed on February 22, 2013.  Unamortized deferred financing fees associated with the 2014 Notes were accelerated upon redemption and were recognized in loss on exchange/extinguishment of debt.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share data)

On May 13, 2013, The Bon-Ton Department Stores, Inc. (the “Issuer”) commenced tender offers (the “Tender Offers”) to purchase all of its outstanding 2014 Notes and up to $223,000 aggregate principal amount of its outstanding 10 5/8% Second Lien Senior Secured Notes due 2017 (the “2017 Notes” and, together with the 2014 Notes, the “Notes”).  On May 16, 2013, the Issuer priced $350,000 aggregate principal amount of its 8.00% Second Lien Senior Secured Notes due 2021 (the “2021 Notes”) at an issue price of 100%.

On May 28, 2013, the Issuer issued $350,000 principal amount of its 2021 Notes.  The 2021 Notes are guaranteed by, and are secured by a second-priority lien on substantially all of the current and future assets of, the Parent and certain of its subsidiaries, and will mature on June 15, 2021.  Interest on the 2021 Notes is payable June 15 and December 15 of each year, commencing on December 15, 2013.

A portion of the net proceeds from the sale of the 2021 Notes was used to purchase the Issuer’s outstanding Notes pursuant to the Tender Offers, which expired on June 10, 2013.  The Issuer received tenders from holders of $30,059 principal amount of the 2014 Notes, representing 43.6% of the 2014 Notes outstanding, and $187,706 principal amount of the 2017 Notes, representing 56.9% of the 2017 Notes outstanding.  The purchase included associated interest and tender premium.

In addition, a portion of the net proceeds from the sale of the 2021 Notes was used to pay related fees and expenses associated with said sale.  Such fees and expenses will be deferred and amortized as interest expense over the term of the 2021 Notes.

Also on May 28, 2013, the Issuer gave irrevocable notices of redemption for (i) all 2014 Notes not tendered in the Tender Offers and (ii) $85,000 principal amount of the 2017 Notes.  The Notes called for redemption were redeemed on June 27, 2013 at 100.0% of their principal amount plus accrued and unpaid interest.  The purchase was effected using net proceeds from the sale of the 2021 Notes.  As of June 27, 2013, the Company tendered or redeemed all of its outstanding 2014 Notes and $272,706 aggregate principal amount of its outstanding 2017 Notes.  Fees, tender premium and accelerated amortization of deferred fees related to the tender and redemption of the Notes were recognized in loss on exchange/extinguishment of debt.

9.                                      INCOME TAXES

The provisions codified within ASC Topic 740, Income Taxes (“ASC 740”), require companies to assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence using a “more likely than not” standard.  In accordance with ASC 740, the Company maintained a full valuation allowance throughout fiscal 2012 and the 26 weeks ended August 3, 2013 on all of the Company’s net deferred tax assets.  The Company’s deferred tax asset valuation allowance totaled $178,360 and $152,735 at August 3, 2013 and February 2, 2013, respectively.

Given the Company’s valuation allowance position, no tax benefit was recognized on the Company’s loss before income taxes in the 13 and 26 weeks ended August 3, 2013 and July 28, 2012.  The income tax provision recorded in the 13 and 26 weeks ended in each of August 3, 2013 and July 28, 2012 primarily reflects the recognition of deferred tax liabilities associated with indefinite-lived assets.

As of August 3, 2013, it is reasonably possible that gross unrecognized tax benefits could decrease by $178 within the next 12 months due to the expiration of certain statutes of limitations.

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

As a result of the deferred tax asset valuation allowance maintained throughout fiscal 2012 and the 26 weeks ended August 3, 2013 (see Note 9), no tax effect was recorded on the changes recognized within other comprehensive income for all periods presented.

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

The condensed consolidating financial information for the Parent, the Issuer and the guarantor and non-guarantor subsidiaries as of August 3, 2013 and February 2, 2013 and for the second quarter in each of 2013 and 2012 and the 26 weeks ended August 3, 2013 and July 28, 2012 as presented below has been prepared from the books and records maintained by the Parent, the Issuer and the guarantor and non-guarantor subsidiaries. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the guarantor and non-guarantor subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from affiliates will exist at any time.

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Balance Sheet

August 3, 2013

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$3,010	$5,129	$—	$—	$8,140
Merchandise inventories	—	475,982	244,195	—	—	720,177
Prepaid expenses and other current assets	—	63,167	4,299	4,068	(651)	70,883
Total current assets	1	542,159	253,623	4,068	(651)	799,200
Property, fixtures and equipment at cost, net	—	224,502	172,615	245,916	—	643,033
Deferred income taxes	—	7,160	9,272	—	—	16,432
Intangible assets, net	—	34,944	71,853	—	—	106,797
Investment in and advances to (from) affiliates	49,705	349,448	340,140	(52)	(739,241)	—
Other long-term assets	—	21,871	465	1,002	—	23,338
Total assets	$49,706	$1,180,084	$847,968	$250,934	$(739,892)	$1,588,800

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$235,160	$—	$—	$—	$235,160
Accrued payroll and benefits	—	24,269	5,206	—	—	29,475
Accrued expenses	—	72,039	68,587	115	(651)	140,090
Current maturities of long-term debt and obligations under capital leases	—	786	3,150	7,129	—	11,065
Deferred income taxes	—	11,135	11,426	—	—	22,561
Total current liabilities	—	343,389	88,369	7,244	(651)	438,351

Long-term debt and obligations under capital leases, less current maturities	—	631,965	44,674	215,851	—	892,490
Other long-term liabilities	—	155,714	50,892	1,647	—	208,253
Total liabilities	—	1,131,068	183,935	224,742	(651)	1,539,094

Shareholders’ equity	49,706	49,016	664,033	26,192	(739,241)	49,706

Total liabilities and shareholders’ equity	$49,706	$1,180,084	$847,968	$250,934	$(739,892)	$1,588,800

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

Thirteen Weeks Ended August 3, 2013

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$322,579	$234,561	$—	$—	$557,140
Other income	—	7,870	5,975	—	—	13,845
	—	330,449	240,536	—	—	570,985

Costs and expenses:
Costs of merchandise sold	—	203,918	147,090	—	—	351,008
Selling, general and administrative	—	128,433	90,224	30	(7,434)	211,253
Depreciation and amortization	—	11,145	9,023	2,751	—	22,919
Amortization of lease-related interests	—	443	692	—	—	1,135
Impairment charges	—	131	—	—	—	131
Loss from operations	—	(13,621)	(6,493)	(2,781)	7,434	(15,461)

Other income (expense):
Intercompany income	—	470	4,769	6,723	(11,962)	—
Equity in losses of subsidiaries	(36,925)	(2,298)	—	—	39,223	—
Interest expense, net	—	(17,559)	(907)	(3,609)	4,528	(17,547)
Loss on exchange/extinguishment of debt	—	(3,917)	—	—	—	(3,917)

(Loss) income before income taxes	(36,925)	(36,925)	(2,631)	333	39,223	(36,925)
Income tax provision	404	404	236	—	(640)	404

Net (loss) income	$(37,329)	$(37,329)	$(2,867)	$333	$39,863	$(37,329)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive (Loss) Income

Thirteen Weeks Ended August 3, 2013

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(37,329)	$(37,329)	$(2,867)	$333	$39,863	$(37,329)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	1,551	1,551	—	—	(1,551)	1,551
Comprehensive (loss) income	$(35,778)	$(35,778)	$(2,867)	$333	$38,312	$(35,778)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

Thirteen Weeks Ended July 28, 2012

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$342,730	$252,125	$—	$—	$594,855
Other income	—	7,167	5,238	—	—	12,405
	—	349,897	257,363	—	—	607,260

Costs and expenses:
Costs of merchandise sold	—	220,297	160,419	—	—	380,716
Selling, general and administrative	—	132,475	93,693	27	(6,760)	219,435
Depreciation and amortization	—	11,115	9,558	2,752	—	23,425
Amortization of lease-related interests	—	491	687	—	—	1,178
Impairment charges	—	119	—	—	—	119
Loss from operations	—	(14,600)	(6,994)	(2,779)	6,760	(17,613)

Other income (expense):
Intercompany income	—	—	37	6,723	(6,760)	—
Equity in losses of subsidiaries	(44,620)	(9,040)	—	—	53,660	—
Interest expense, net	—	(14,679)	(2,312)	(3,715)	—	(20,706)
Loss on exchange/extinguishment of debt	—	(6,301)	—	—	—	(6,301)

(Loss) income before income taxes	(44,620)	(44,620)	(9,269)	229	53,660	(44,620)
Income tax provision	419	419	188	—	(607)	419

Net (loss) income	$(45,039)	$(45,039)	$(9,457)	$229	$54,267	$(45,039)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive (Loss) Income

Thirteen Weeks Ended July 28, 2012

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(45,039)	$(45,039)	$(9,457)	$229	$54,267	$(45,039)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	1,596	1,596	—	—	(1,596)	1,596
Comprehensive (loss) income	$(43,443)	$(43,443)	$(9,457)	$229	$52,671	$(43,443)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

Twenty-Six Weeks Ended August 3, 2013

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$699,847	$504,197	$—	$—	$1,204,044
Other income	—	16,444	12,380	—	—	28,824
	—	716,291	516,577	—	—	1,232,868

Costs and expenses:
Costs of merchandise sold	—	451,395	321,201	—	—	772,596
Selling, general and administrative	—	265,896	185,440	60	(15,047)	436,349
Depreciation and amortization	—	21,287	17,310	5,502	—	44,099
Amortization of lease-related interests	—	887	1,384	—	—	2,271
Impairment charges	—	131	—	—	—	131
Loss from operations	—	(23,305)	(8,758)	(5,562)	15,047	(22,578)

Other income (expense):
Intercompany income	—	968	9,082	13,519	(23,569)	—
Equity in losses of subsidiaries	(63,110)	(789)	—	—	63,899	—
Interest expense, net	—	(35,707)	(1,827)	(7,243)	8,522	(36,255)
Loss on exchange/extinguishment of debt	—	(4,277)	—	—	—	(4,277)

(Loss) income before income taxes	(63,110)	(63,110)	(1,503)	714	63,899	(63,110)
Income tax provision	854	854	469	—	(1,323)	854

Net (loss) income	$(63,964)	$(63,964)	$(1,972)	$714	$65,222	$(63,964)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive (Loss) Income

Twenty-Six Weeks Ended August 3, 2013

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(63,964)	$(63,964)	$(1,972)	$714	$65,222	$(63,964)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	3,102	3,102	—	—	(3,102)	3,102
Comprehensive (loss) income	$(60,862)	$(60,862)	$(1,972)	$714	$62,120	$(60,862)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

Twenty-Six Weeks Ended July 28, 2012

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$711,440	$524,186	$—	$—	$1,235,626
Other income	—	14,178	11,753	—	—	25,931
	—	725,618	535,939	—	—	1,261,557

Costs and expenses:
Costs of merchandise sold	—	463,935	337,997	—	—	801,932
Selling, general and administrative	—	272,827	192,107	(3,514)	(13,745)	447,675
Depreciation and amortization	—	21,420	18,610	5,582	—	45,612
Amortization of lease-related interests	—	984	1,377	—	—	2,361
Impairment charges	—	119	—	—	—	119
Loss from operations	—	(33,667)	(14,152)	(2,068)	13,745	(36,142)

Other income (expense):
Intercompany income	—	—	37	13,708	(13,745)	—
Equity in losses of subsidiaries	(84,891)	(15,652)	—	—	100,543	—
Interest expense, net	—	(29,271)	(4,455)	(7,553)	—	(41,279)
Loss on exchange/extinguishment of debt	—	(6,301)	—	(1,169)	—	(7,470)

(Loss) income before income taxes	(84,891)	(84,891)	(18,570)	2,918	100,543	(84,891)
Income tax provision	928	928	421	—	(1,349)	928

Net (loss) income	$(85,819)	$(85,819)	$(18,991)	$2,918	$101,892	$(85,819)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive (Loss) Income

Twenty-Six Weeks Ended July 28, 2012

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(85,819)	$(85,819)	$(18,991)	$2,918	$101,892	$(85,819)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	3,192	3,192	—	—	(3,192)	3,192
Comprehensive (loss) income	$(82,627)	$(82,627)	$(18,991)	$2,918	$98,700	$(82,627)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Cash Flows

Twenty-Six Weeks Ended August 3, 2013

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$3,078	$32,102	$8,170	$6,308	$(4,710)	$44,948

Cash flows from investing activities:
Capital expenditures	—	(29,433)	(6,065)	—	—	(35,498)
Intercompany investing activity	(595)	(280)	—	—	875	—
Proceeds from sale of property, fixtures and equipment	—	1,265	1	—	—	1,266
Net cash used in investing activities	(595)	(28,448)	(6,064)	—	875	(34,232)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(795,009)	(1,488)	(3,454)	—	(799,951)
Proceeds from issuance of long-term debt	—	800,997	—	—	—	800,997
Intercompany financing activity	—	(981)	—	(2,854)	3,835	—
Deferred financing costs paid	—	(8,400)	—	—	—	(8,400)
Cash dividends paid	(981)	—	—	—	—	(981)
Restricted shares forfeited in lieu of payroll taxes	(2,097)	—	—	—	—	(2,097)
Proceeds from stock options exercised	595	—	—	—	—	595
Decrease in book overdraft balances	—	(665)	—	—	—	(665)
Net cash used in financing activities	(2,483)	(4,058)	(1,488)	(6,308)	3,835	(10,502)

Net (decrease) increase in cash and cash equivalents	—	(404)	618	—	—	214

Cash and cash equivalents at beginning of period	1	3,414	4,511	—	—	7,926

Cash and cash equivalents at end of period	$1	$3,010	$5,129	$—	$—	$8,140

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Cash Flows

Twenty-Six Weeks Ended July 28, 2012

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$3,044	$26,336	$5,886	$2,123	$(3,671)	$33,718

Cash flows from investing activities:
Capital expenditures	—	(30,053)	(8,864)	—	—	(38,917)
Intercompany investing activity	(54)	(1,079)	—	—	1,133	—
Proceeds from sale of property, fixtures and equipment	—	24	—	8,233	—	8,257
Net cash (used in) provided by investing activities	(54)	(31,108)	(8,864)	8,233	1,133	(30,660)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(257,170)	(1,373)	(9,751)	—	(268,294)
Proceeds from issuance of long-term debt	—	289,528	—	—	—	289,528
Intercompany financing activity	—	(1,933)	—	(605)	2,538	—
Debt exchange costs paid	—	(5,508)	—	—	—	(5,508)
Cash dividends paid	(1,933)	—	—	—	—	(1,933)
Restricted shares forfeited in lieu of payroll taxes	(1,111)	—	—	—	—	(1,111)
Proceeds from stock options exercised	54	—	—	—	—	54
Decrease in book overdraft balances	—	(21,438)	—	—	—	(21,438)
Net cash (used in) provided by financing activities	(2,990)	3,479	(1,373)	(10,356)	2,538	(8,702)

Net decrease in cash and cash equivalents	—	(1,293)	(4,351)	—	—	(5,644)

Cash and cash equivalents at beginning of period	1	4,695	9,576	—	—	14,272

Cash and cash equivalents at end of period	$1	$3,402	$5,225	$—	$—	$8,628

13.     SUBSEQUENT EVENT

On August 27, 2013, the Company declared a quarterly cash dividend of $0.05 per share on shares of Class A common stock and common stock, payable November 4, 2013 to shareholders of record as of October 18, 2013.

THE BON-TON STORES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.                                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of the following discussion, references to the “second quarter of 2013” and the “second quarter of 2012” are to the 13 weeks ended August 3, 2013 and July 28, 2012, respectively.  References to “2013” and “2012” are to the 26 weeks ended August 3, 2013 and July 28, 2012, respectively.  References to “fiscal 2013” are to the 52-week period ending February 1, 2014; references to “fiscal 2012” are to the 53-week period ended February 2, 2013.  References to the “Company,” “we,” “us,” and “our” refer to The Bon-Ton Stores, Inc. and its wholly owned subsidiaries.

Overview

General

The Company, a Pennsylvania corporation, is one of the largest regional department store operators in the United States, offering a broad assortment of brand-name fashion apparel and accessories for women, men and children.  Our merchandise offerings also include cosmetics, home furnishings and other goods. We currently operate 272 stores in 25 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson’s, Elder-Beerman, Herberger’s and Younkers nameplates, encompassing a total of approximately 25 million square feet.

We operate in the department store segment of the U.S. retail industry, a highly competitive environment.  The department store industry continues to evolve in response to the development of competitive retail formats — mass merchandisers, national chain retailers, specialty retailers and online retailers — and the expansion of mobile technology and social media.

Performance Summary and Fiscal 2013 Guidance

In the second quarter of 2013, we continued our focus on strategies to grow sales and improve our financial results, and we successfully delivered on several of our goals, including increasing our gross margin rate and reducing selling, general and administrative (“SG&A”) expenses.  We were disappointed in the slowing of store traffic in our markets and the ensuing sales weakness, partially the result, we believe, of an unfavorable shift in consumer spending patterns in part attributable to the adverse impact of inclement or unseasonable weather and higher gasoline prices.  While cautious discretionary consumer spending in the period halted our consecutive quarters of comparable store sales growth at four, we believe our sales performance does not reflect the full extent of the progress we continue to make in the advancement of our strategic initiatives.  Our revenues benefited from continued concentrated efforts to drive our proprietary credit card business and reinforce our “Your Rewards” loyalty program, resulting in an increased penetration of credit card sales to total sales.  Our eCommerce business continued its double-digit sales growth in the period, largely achieved through improvements to the website to increase functionality, increased investments in digital marketing and expanded offerings of select brands.  In our ongoing efforts to increase traffic and improve profitability, we will continue to make necessary adjustments to components of our merchandising, eCommerce and marketing strategies.

We are making progress in the localization of our merchandise assortments and marketing programs to better align with customer preferences in a particular market, using insights obtained from customer surveys and recently developed analytical tools to formulate strategies by location and merchandise category. We anticipate our eCommerce sales will benefit from our expanded online assortment of fine jewelry, furniture and children’s apparel as well as status partners such as Ralph Lauren, Coach and Michael Kors. Based on the results of testing conducted in the second quarter, we are reallocating marketing expenditures for the fall season, increasing our investment in broadcast media in an effort to increase traffic by inducing shoppers supplemental to our core customer base to frequent our stores.  We continue to

THE BON-TON STORES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

improve our core promotional events with enhanced offers and defined customer targeting for each event, the result of our expanded use of consumer and media optimization analytics.

On August 22, 2013, we revised our fiscal 2013 earnings per diluted share guidance to a range of $0.15 to $0.75 and provided the following assumptions with respect to our revised guidance:

•                  a comparable store sales performance ranging from a decrease of 2.5% to even with the prior year;

•                  a gross margin rate 20 to 40 basis points higher than the fiscal 2012 rate of 35.8%;

•                  an SG&A expense rate, inclusive of increased performance incentives, flat to a 20 basis point reduction from the fiscal 2012 rate of 32.1%;

•                  capital expenditures not to exceed $70.0 million, net of external contributions; and

•                  estimated diluted weighted average shares outstanding of 20.5 million.

Redemption and Offering of Senior Notes

On January 23, 2013, we issued a notice of partial redemption for $65.0 million aggregate principal amount of our 10¼% Senior Notes due 2014 (the “2014 Notes”) at a cash redemption price equal to the principal amount plus accrued and unpaid interest.  The redemption was completed on February 22, 2013.

On May 13, 2013, we commenced tender offers (the “Tender Offers”) to purchase all of our outstanding 2014 Notes and up to $223.0 million aggregate principal amount of our outstanding 10 5/8% Second Lien Senior Secured Notes due 2017 (the “2017 Notes” and, together with the 2014 Notes, the “Notes”).  On May 28, 2013, we issued $350.0 million aggregate principal amount of our 8.00% Second Lien Senior Secured Notes due 2021 (the “2021 Notes”).  As of June 27, 2013, utilizing net proceeds from the sale of the 2021 Notes, we tendered or redeemed all of our outstanding 2014 Notes and $272.7 million aggregate principal amount of our outstanding 2017 Notes, with approximately $57 million aggregate principal amount of the 2017 Notes remaining outstanding.

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

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

THE BON-TON STORES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
	August 3,	July 28,	August 3,	July 28,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Other income	2.5	2.1	2.4	2.1
	102.5	102.1	102.4	102.1
Costs and expenses:
Costs of merchandise sold	63.0	64.0	64.2	64.9
Selling, general and administrative	37.9	36.9	36.2	36.2
Depreciation and amortization	4.1	4.0	3.7	3.7
Amortization of lease-related interests	0.2	0.2	0.2	0.2
Impairment charges	—	—	—	—
Loss from operations	(2.8)	(3.0)	(1.9)	(2.9)
Interest expense, net	3.1	3.5	3.0	3.3
Loss on exchange/extinguishment of debt	0.7	1.1	0.4	0.6
Loss before income taxes	(6.6)	(7.5)	(5.2)	(6.9)
Income tax provision	0.1	0.1	0.1	0.1
Net loss	(6.7)%	(7.6)%	(5.3)%	(6.9)%

Second Quarter of 2013 Compared with Second Quarter of 2012

Net sales:  Net sales in the second quarter of 2013 were $557.1 million, compared with $594.9 million in the second quarter of 2012, reflecting a decrease of 6.3%.   Comparable store sales decreased 6.4% in the period.  We believe the sales weakness was partially attributable to an unfavorable shift in consumer spending patterns in part due to the adverse impact of inclement or unseasonable weather in our markets and higher gasoline prices.

The best performing merchandise categories in the second quarter of 2013 were Dresses and Women’s Sportswear (both included in Women’s Apparel).  Increased sales in Dresses were primarily the result of an initiative to increase the inventory investment in our small and mid-size doors.  Women’s Sportswear achieved success in both moderate and better merchandise categories primarily through the strategic expansion of key brands and key items to all doors.

The poorest performing categories in the period were Petites’ Sportswear (included in Women’s Apparel), Juniors’ Apparel and Hard Home (included in Home).  We are continuing our efforts to optimize the balance of traditional and updated goods in Petites’ Sportswear, including expanding our inventory investment in key branded separates that have achieved success in other merchandise categories within Women’s Apparel.  We have achieved a measure of success through merchandise adjustments in Juniors’ Apparel, and will continue our efforts to reengineer the business through additional merchandise adjustments and in-store changes to effect more strategic adjacencies to similar merchandise groupings. We have reduced our inventory in Juniors’ Apparel in several doors, strategically redeploying dollars to increase investment in Dresses and Women’s Sportswear, with desired sales results achieved in those merchandise categories.

Other income:  Other income, which includes income from revenues received under our credit card program agreement, miscellaneous revenue departments and gift and merchandise return card breakage, was $13.8 million in the second quarter of 2013 as compared with $12.4 million in the second quarter of

THE BON-TON STORES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2012.  The increase primarily reflects increased revenues from our proprietary credit card operations and delivery revenues.

Costs and expenses: Gross margin in the second quarter of 2013 decreased $8.0 million to $206.1 million as compared with $214.1 million in the comparable prior year period due to the reduction in sales volume.  Gross margin as a percentage of net sales increased 100 basis points to 37.0% in the second quarter of 2013 from 36.0% in the same period last year, largely the result of decreased net markdowns and an increased cumulative markup percentage.

SG&A expense in the second quarter of 2013 was $211.3 million as compared with $219.4 million in the second quarter of 2012, a decrease of $8.2 million.  The expense reduction is primarily due to ongoing cost control efforts, including reduced marketing expenditures.  SG&A expense in the second quarter of 2013 included expenditures to support our merchandise and marketing localization efforts and increased performance incentives.  SG&A expense in the second quarter of 2012 included severance and other one-time costs of $4.0 million related to targeted reductions in administrative and support functions.  The current year expense rate of 37.9% of net sales increased 100 basis points over that of the prior year due to the decreased sales volume in the current period.

Depreciation and amortization expense and amortization of lease-related interests decreased $0.5 million to $24.1 million in the second quarter of 2013 from $24.6 million in the second quarter of 2012.

Interest expense, net:  Net interest expense was $17.5 million, or 3.1% of net sales, in the second quarter of 2013 as compared with $20.7 million, or 3.5% of net sales, in the second quarter of 2012.  The $3.2 million decrease primarily reflects reduced deferred fees and interest rates throughout the period.

Loss on exchange/extinguishment of debt:  In the second quarter of 2013, we recorded charges totaling $3.9 million for fees, tender premium and accelerated amortization of deferred fees in conjunction with the tender and redemption of our Notes.  In the second quarter of 2012, we recorded a $6.3 million loss on exchange of debt related to fees associated with the exchange of certain of our Notes.

Income tax provision:  The effective income tax rate in the second quarter in each of 2013 and 2012 largely reflects the Company’s valuation allowance position against all net deferred tax assets.  The $0.4 million income tax provision in each respective period is primarily due to recognition of deferred tax liabilities associated with indefinite-lived assets.

2013 Compared with 2012

Net sales:  Net sales in 2013 were $1,204.0 million, compared with $1,235.6 million in 2012, a decrease of 2.6%.  Comparable store sales decreased 2.5% in the 26 weeks due to the slowing of traffic in our stores and resultant weakness in sales in the second quarter.

The best performing merchandise categories in 2013 were Dresses and Women’s Sportswear (both included in Women’s Apparel) and Men’s Furnishings (included in Men’s Apparel).   Both Dresses and Women’s Sportswear benefited from increased inventory investment in our small and mid-size doors.  An early Easter holiday drove sales of dress shirts, neckwear and pants in Men’s Furnishings in the first quarter of 2013, fueling a strong year-to-date performance.

The merchandise categories most challenged in 2013 were Petites’ Sportswear (included in Women’s Apparel), Juniors’ Apparel and Hard Home (included in Home).  We are continuing in our efforts to optimize the balance of traditional and updated goods in Petites’ Sportswear and will continue in our efforts to reengineer Juniors’ Apparel through additional merchandise adjustments and in-store changes to effect more strategic adjacencies to similar merchandise groupings.

THE BON-TON STORES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other income:  Other income was $28.8 million in 2013 as compared with $25.9 million in 2012. The increase primarily reflects increased revenues from our proprietary credit card operations and delivery revenues.

Costs and expenses: Gross margin in 2013 was $431.4 million as compared with $433.7 million in 2012, reflecting a decrease of $2.2 million. The decrease in gross margin dollars was due to reduced sales volume in the period.  Gross margin as a percentage of net sales increased 70 basis points to 35.8% in the current year from 35.1% last year, primarily due to decreased net markdowns and an increased cumulative markup percentage.

SG&A expense in 2013 was $436.3 million as compared with $447.7 million in 2012, a decrease of $11.3 million.  The improvement is largely the result of reduced store expenses and insurance costs, partially offset by increased performance incentives and expenditures to support our merchandise and marketing localization efforts.  Prior year expenses included $6.9 million of severance and other one-time costs associated with targeted reductions to our cost structure, partially offset by a $3.2 million gain on the sale of two of our stores in Rochester, New York.  The expense rate in 2013, at 36.2% of net sales, was even with that of the prior year.

Depreciation and amortization expense and amortization of lease-related interests decreased $1.6 million to $46.4 million in 2013, primarily due to a reduced asset base.

Interest expense, net:  Net interest expense was $36.3 million, or 3.0% of net sales, in 2013 as compared with $41.3 million, or 3.3% of net sales, in 2012.  The $5.0 million reduction is largely due to reduced deferred fees and interest rates throughout the period.

Loss on exchange/extinguishment of debt:  In 2013, we recorded charges totaling $4.3 million for fees, tender premium and accelerated amortization of deferred fees in conjunction with the tender and redemption of our Notes.  In 2012, we recorded a $6.3 million loss on exchange of debt related to fees associated with the exchange of certain of our Notes and a $1.2 million loss on extinguishment of debt related to the prepayment of mortgage debt associated with the sale of two of our stores in Rochester, New York.

Income tax provision:  The effective tax rate in each of 2013 and 2012 largely reflects the Company’s valuation allowance position against all net deferred tax assets.  The $0.9 million income tax provision in each of 2013 and 2012 primarily reflects recognition of deferred tax liabilities associated with indefinite-lived assets.

Seasonality

Our business, like that of most retailers, is subject to seasonal fluctuations, with the major portion of sales and income realized during the second half of each fiscal year, which includes the holiday season.  Due to the fixed nature of certain costs, SG&A expense is typically higher as a percentage of net sales during the first half of each fiscal year.   We typically finance working capital increases in the second half of each fiscal year through additional borrowings under our $675.0 million senior secured Second Amended and Restated Loan and Security Agreement (the “Second Amended Revolving Credit Facility”) that expires on the earlier of (a) March 21, 2016 and (b) the date that is 60 days prior to the maturity date of our mortgage loan facility (February 1, 2016).

Because of the seasonality of our business, results for any quarter are not necessarily indicative of results that may be achieved for a full fiscal year.

THE BON-TON STORES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

On January 23, 2013, we issued a notice of partial redemption for $65.0 million aggregate principal amount of our 2014 Notes at a cash redemption price equal to the principal amount plus accrued and unpaid interest.  The redemption was completed on February 22, 2013, at which time approximately $69 million aggregate principal amount of the 2014 Notes remained outstanding.  Unamortized deferred financing fees associated with the 2014 Notes were accelerated upon redemption and were recognized in loss on exchange/extinguishment of debt.

On May 13, 2013, we commenced the Tender Offers to purchase all of our outstanding 2014 Notes and up to $223.0 million aggregate principal amount of our outstanding 2017 Notes.  Also on May 13, 2013, we announced our intention to offer $300.0 million aggregate principal amount of our 2021 Notes.  On May 16, 2013, the offering size was increased by $50.0 million from the $300.0 million originally offered, and we priced $350.0 million aggregate principal amount of our 2021 Notes at an issue price of 100%.

On May 28, 2013, we issued $350.0 million principal amount of our 2021 Notes.  The 2021 Notes are guaranteed by, and are secured by a second-priority lien on substantially all of the current and future assets of, the Company and certain of its subsidiaries, and will mature on June 15, 2021.  Interest on the 2021 Notes is payable June 15 and December 15 of each year, commencing on December 15, 2013.

A portion of the net proceeds from the sale of the 2021 Notes was used to purchase our outstanding Notes pursuant to the Tender Offers, which expired on June 10, 2013.  We received tenders from holders of $30.1 million principal amount of the 2014 Notes, representing 43.6% of the 2014 Notes outstanding, and $187.7 million principal amount of the 2017 Notes, representing 56.9% of the 2017 Notes outstanding.  The purchase included associated interest and tender premium.

In addition, a portion of the net proceeds from the sale of the 2021 Notes was used to pay related fees and expenses associated with said sale.  Such fees and expenses will be deferred and amortized as interest expense over the term of the 2021 Notes.

Also on May 28, 2013, we gave irrevocable notices of redemption for (i) all 2014 Notes not tendered in the Tender Offers and (ii) $85.0 million principal amount of 2017 Notes.  The Notes called for redemption were redeemed on June 27, 2013 at 100.0% of their principal amount plus accrued and unpaid interest.  The purchase was effected using net proceeds from the sale of the 2021 Notes.  As of June 27, 2013, we tendered or redeemed all of our outstanding 2014 Notes and $272.7 million aggregate principal amount of our outstanding 2017 Notes, with approximately $57 million aggregate principal amount of the 2017 Notes remaining outstanding.  Fees, tender premium and accelerated amortization of deferred fees related to the tender and redemption of the Notes were recognized in loss on exchange/extinguishment of debt.

At August 3, 2013, we had $8.1 million in cash and cash equivalents and $375.8 million available under our Second Amended Revolving Credit Facility (before taking into account the minimum borrowing availability covenant under such facility).  Excess availability was $381.5 million as of the comparable prior year period.  The decrease in excess availability reflects increased direct borrowings, partially offset by an increased borrowing base availability as a result of the October 2012 amendment that increased our revolving borrowing commitments.

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

Cash provided by (used in) our operating, investing and financing activities is summarized as follows:

	TWENTY-SIX
	WEEKS ENDED
	August 3,	July 28,
(Dollars in millions)	2013	2012

Operating activities	$44.9	$33.7
Investing activities	(34.2)	(30.7)
Financing activities	(10.5)	(8.7)

Net cash provided by operating activities was $44.9 million and $33.7 million in 2013 and 2012, respectively.  The increase in operating cash generated in the current year is due to the reduction in the current year loss, partially offset by an unfavorable net change in operating assets and liabilities.  The unfavorable net change in operating assets and liabilities was primarily due to decreases in accrued expenses and other long-term liabilities (reflecting the deferred gain associated with the July 2012 signing bonus from our credit card provider), partially offset by favorable changes in merchandise inventories and accounts payable.

Net cash used in investing activities in the current year primarily reflects capital expenditures for two new stores, renovations to support our strategic initiatives and information technology.  Capital expenditures totaled $35.5 million and $38.9 million in 2013 and 2012, respectively; these expenditures do not reflect reductions for external contributions (primarily leasehold improvement and fixture allowances received from landlords or vendors) of $13.6 million and $2.3 million in 2013 and 2012, respectively.  We anticipate our fiscal 2013 capital expenditures will not exceed $89.0 million (excluding external contributions of $19.0 million, reducing budgeted net capital investments to $70.0 million).  Cash flows from investing activities in 2012 were impacted by proceeds of $8.3 million from the sale of property, fixtures and equipment, primarily from the sale of two Rochester, New York stores.

Net cash used in financing activities was $10.5 million and $8.7 million in 2013 and 2012, respectively.  The increased cash outflow primarily reflects increased financing fees and decreased net borrowings due to the improvement in current year operating cash flow, partially offset by a favorable change in the book overdraft balance.

Aside from planned capital expenditures, the Company’s primary cash requirements will be to service debt and finance working capital increases during peak selling seasons.

We paid a quarterly cash dividend of $0.05 per share on shares of Class A common stock and common stock on May 6, 2013 and August 5, 2013 to shareholders of record as of April 19, 2013 and July 19, 2013, respectively.  Additionally, a quarterly cash dividend of $0.05 per share was declared on August 27, 2013, payable November 4, 2013 to shareholders of record as of October 18, 2013.  Our Board of Directors may consider dividends in subsequent periods as it deems appropriate.

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

THE BON-TON STORES, INC.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Financial Instruments

To date in 2013, we have undertaken several financing transactions of note, as follows:

•                  On February 22, 2013, we redeemed $65.0 million aggregate principal amount of our 2014 Notes.

•                  On May 28, 2013, we issued $350.0 million principal amount of our 2021 Notes.

•                  As of June 27, 2013, we tendered or redeemed all of our outstanding 2014 Notes and $272.7 million aggregate principal amount of our outstanding 2017 Notes.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting that occurred during the thirteen weeks ended August 3, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

THE BON-TON STORES, INC.

PART II:                    OTHER INFORMATION

ITEM 6.   EXHIBITS

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

4.1

Indenture, dated as of May 28, 2013, among The Bon-Ton Department Stores, Inc., The Bon-Ton Stores, Inc., the other guarantors named therein and Wells Fargo Bank, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 3, 2013 (“6/3/13 Form 8-K”))

4.2

Registration Rights Agreement, dated as of May 28, 2013, among The Bon-Ton Department Stores, Inc., The Bon-Ton Stores, Inc., the other guarantors named therein and the initial purchasers named therein (incorporated by reference to Exhibit 4.2 to the 6/3/13 Form 8-K)

10.1

Additional Pari Passu Joinder Agreement and Intercreditor Joinder Agreement, dated as of May 28, 2013, among Wells Fargo Bank, National Association, as Additional Pari Passu Agent and as Future Second Priority Agent, Wells Fargo Bank, National Association, as Collateral Agent, Bank of America, N.A., as Revolving Credit Agent and Wells Fargo Bank, National Association, as Second Priority Designated Agent (incorporated by reference to Exhibit 10.1 to the 6/3/13 Form 8-K)

31.1*	Certification of Brendan L. Hoffman
31.2*	Certification of Keith E. Plowman
32.1**	Certification Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934
101***

The following financial statements from The Bon-Ton Stores, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013, filed on September 11, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Shareholders’ Equity and (vi) the Notes to Consolidated Financial Statements.

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

THE BON-TON STORES, INC.

DATE:	September 11, 2013	BY:	/s/ Brendan L. Hoffman
Brendan L. Hoffman
President and
Chief Executive Officer
(Principal Executive Officer)

DATE:	September 11, 2013	BY:	/s/ Keith E. Plowman
Keith E. Plowman
Executive Vice President –
Chief Financial Officer
(Principal Financial Officer)

DATE:	September 11, 2013	BY:	/s/ Michael W. Webb
Michael W. Webb
Group Vice President –
Chief Accounting Officer
(Principal Accounting Officer)