Form 10-Q
period 2013-11-02
BON TON STORES INC
filed 2013-12-11
CIK 878079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended November 2, 2013	Commission File Number
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

As of November 29, 2013, there were 17,519,657 shares of Common Stock, $.01 par value, and 2,951,490 shares of Class A Common Stock, $.01 par value, outstanding.

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE BON-TON STORES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	November 2,	February 2,
(Unaudited)	2013	2013
Assets
Current assets:
Cash and cash equivalents	$8,082	$7,926
Merchandise inventories	914,603	758,400
Prepaid expenses and other current assets	91,120	70,601
Total current assets	1,013,805	836,927

Property, fixtures and equipment at cost, net of accumulated depreciation and amortization of $867,012 and $804,559 at November 2, 2013 and February 2, 2013, respectively	649,966	652,822
Deferred income taxes	16,659	15,010
Intangible assets, net of accumulated amortization of $62,657 and $57,596 at November 2, 2013 and February 2, 2013, respectively	104,932	110,563
Other long-term assets	23,139	18,887
Total assets	$1,808,501	$1,634,209

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$351,281	$193,898
Accrued payroll and benefits	25,369	32,410
Accrued expenses	161,224	165,536
Current maturities of long-term debt	7,247	75,886
Current maturities of obligations under capital leases	3,878	3,925
Deferred income taxes	23,222	20,256
Income taxes payable	4	739
Total current liabilities	572,225	492,650
Long-term debt, less current maturities	931,776	768,864
Obligations under capital leases, less current maturities	49,609	52,478
Other long-term liabilities	206,017	209,611
Total liabilities	1,759,627	1,523,603

Contingencies (Note 10)

Shareholders’ equity:
Preferred Stock - authorized 5,000,000 shares at $0.01 par value; no shares issued	––	––
Common Stock - authorized 40,000,000 shares at $0.01 par value; issued shares of 17,857,457 and 17,491,277 at November 2, 2013 and February 2, 2013, respectively	179	175
Class A Common Stock - authorized 20,000,000 shares at $0.01 par value; issued and outstanding shares of 2,951,490 at November 2, 2013 and February 2, 2013	30	30
Treasury stock, at cost - 337,800 shares at November 2, 2013 and February 2, 2013	(1,387)	(1,387)
Additional paid-in-capital	160,185	158,728
Accumulated other comprehensive loss	(68,589)	(73,242)
(Accumulated deficit) retained earnings	(41,544)	26,302
Total shareholders’ equity	48,874	110,606
Total liabilities and shareholders’ equity	$1,808,501	$1,634,209

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
(In thousands, except per share data)	November 2,	October 27,	November 2,	October 27,
(Unaudited)	2013	2012	2013	2012

Net sales	$651,161	$668,731	$1,855,205	$1,904,357
Other income	15,412	14,389	44,236	40,320
	666,573	683,120	1,899,441	1,944,677

Costs and expenses:
Costs of merchandise sold	412,932	424,219	1,185,528	1,226,151
Selling, general and administrative	215,204	224,846	651,553	672,521
Depreciation and amortization	21,149	21,481	65,248	67,093
Amortization of lease-related interests	1,117	1,168	3,388	3,529
Impairment charges	321	593	452	712
Income (loss) from operations	15,850	10,813	(6,728)	(25,329)
Interest expense, net	16,492	19,995	52,747	61,274
Loss on exchange/extinguishment of debt	20	617	4,297	8,087

Loss before income taxes	(662)	(9,799)	(63,772)	(94,690)
Income tax provision	269	349	1,123	1,277

Net loss	$(931)	$(10,148)	$(64,895)	$(95,967)

Per share amounts —
Basic:
Net loss	$(0.05)	$(0.55)	$(3.40)	$(5.20)

Diluted:
Net loss	$(0.05)	$(0.55)	$(3.40)	$(5.20)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
(In thousands)	November 2,	October 27,	November 2,	October 27,
(Unaudited)	2013	2012	2013	2012

Net loss	$(931)	$(10,148)	$(64,895)	$(95,967)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	1,551	1,596	4,653	4,788
Comprehensive income (loss)	$620	$(8,552)	$(60,242)	$(91,179)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	THIRTY-NINE
	WEEKS ENDED
(In thousands)	November 2,	October 27,
(Unaudited)	2013	2012
Cash flows from operating activities:
Net loss	$(64,895)	$(95,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65,248	67,093
Amortization of lease-related interests	3,388	3,529
Impairment charges	452	712
Share-based compensation expense	3,000	3,913
Gain on sale of property, fixtures and equipment	(403)	(2,924)
Reclassifications of accumulated other comprehensive loss	4,653	4,788
Loss on exchange/extinguishment of debt	4,297	8,087
Amortization of deferred financing costs	3,029	5,460
Amortization of deferred gain on sale of proprietary credit card portfolio	—	(1,021)
Deferred income tax provision	1,317	1,283
Changes in operating assets and liabilities:
Increase in merchandise inventories	(156,203)	(258,183)
(Increase) decrease in prepaid expenses and other current assets	(20,520)	2,344
Increase in other long-term assets	(1,159)	(377)
Increase in accounts payable	151,986	174,039
Decrease in accrued payroll and benefits and accrued expenses	(13,953)	(5,706)
Decrease in income taxes payable	(735)	—
(Decrease) increase in other long-term liabilities	(2,893)	21,357
Net cash used in operating activities	(23,391)	(71,573)

Cash flows from investing activities:
Capital expenditures	(60,780)	(57,567)
Proceeds from sale of property, fixtures and equipment	1,274	8,258
Net cash used in investing activities	(59,506)	(49,309)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(917,791)	(406,539)
Proceeds from issuance of long-term debt	1,007,791	544,636
Cash dividends paid	(1,966)	(2,904)
Restricted shares forfeited in lieu of payroll taxes	(2,134)	(1,660)
Proceeds from stock options exercised	595	537
Deferred financing costs paid	(8,712)	(878)
Debt exchange costs paid	—	(6,684)
Increase (decrease) in book overdraft balances	5,270	(11,794)
Net cash provided by financing activities	83,053	114,714

Net increase (decrease) in cash and cash equivalents	156	(6,168)

Cash and cash equivalents at beginning of period	7,926	14,272

Cash and cash equivalents at end of period	$8,082	$8,104

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					Accumulated	(Accumulated
		Class A		Additional	Other	Deficit)
(In thousands, except per share data)	Common	Common	Treasury	Paid-in	Comprehensive	Retained
(Unaudited)	Stock	Stock	Stock	Capital	Loss	Earnings	Total
BALANCE AT FEBRUARY 2, 2013	$175	$30	$(1,387)	$158,728	$(73,242)	$26,302	$110,606

Net loss	—	—	—	—	—	(64,895)	(64,895)
Other comprehensive income	—	—	—	—	4,653	—	4,653
Dividends to shareholders, $0.15 per share	—	—	—	—	—	(2,951)	(2,951)
Restricted shares forfeited in lieu of payroll taxes	(2)	—	—	(2,132)	—	—	(2,134)
Proceeds from stock options exercised	1	—	—	594	—	—	595
Share-based compensation expense	5	—	—	2,995	—	—	3,000
BALANCE AT NOVEMBER 2, 2013	$179	$30	$(1,387)	$160,185	$(68,589)	$(41,544)	$48,874

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

1.                                      BASIS OF PRESENTATION

The Bon-Ton Stores, Inc., a Pennsylvania corporation, was incorporated on January 31, 1996 as the successor of a company incorporated on January 31, 1929.  As of November 2, 2013, The Bon-Ton Stores, Inc. operated, through its subsidiaries, 273 stores in 25 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson’s, Elder-Beerman, Herberger’s and Younkers nameplates.

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

For purposes of the following discussion, references to the “first quarter of 2013” are to the 13 weeks ended May 4, 2013.  References to the “third quarter of 2013” and the “third quarter of 2012” are to the 13 weeks ended November 2, 2013 and October 27, 2012, respectively.  References to “fiscal 2013” are to the 52 weeks ending February 1, 2014; references to “fiscal 2012” are to the 53 weeks ended February 2, 2013.

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

(In thousands, except share data)

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

In July 2012, ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), was issued, amending FASB Accounting Standards Codification (“ASC”) Topic 350 to simplify the impairment testing of indefinite-lived intangible assets by allowing an entity to make a qualitative impairment assessment. Entities are required to test indefinite-lived intangible assets for impairment at least annually and more frequently if indicators of impairment exist.  The addition of the optional qualitative assessment permits an entity to consider events and circumstances that could affect the fair value of the indefinite-lived intangible asset and if the entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it will not be required to perform the quantitative impairment test for that asset.  The provisions of ASU 2012-02 were adopted in the first quarter of 2013.  The adoption of ASU 2012-02 did not have a material impact on the Company’s consolidated financial statements.

2.                                      PER-SHARE AMOUNTS

The following table presents a reconciliation of net loss and weighted average shares outstanding used in basic and diluted earnings (loss) per share (“EPS”) calculations for each period presented:

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	November 2,	October 27,	November 2,	October 27,
	2013	2012	2013	2012

Basic Loss Per Common Share
Net loss	$(931)	$(10,148)	$(64,895)	$(95,967)
Less: Income allocated to participating securities	—	—	—	—
Net loss available to common shareholders	$(931)	$(10,148)	$(64,895)	$(95,967)

Weighted average common shares outstanding	19,202,416	18,606,243	19,066,734	18,471,204

Basic loss per common share	$(0.05)	$(0.55)	$(3.40)	$(5.20)

Diluted Loss Per Common Share
Net loss	$(931)	$(10,148)	$(64,895)	$(95,967)
Less: Income allocated to participating securities	—	—	—	—
Net loss available to common shareholders	$(931)	$(10,148)	$(64,895)	$(95,967)

Weighted average common shares outstanding	19,202,416	18,606,243	19,066,734	18,471,204
Common shares issuable - stock options	—	—	—	—
Weighted average common shares outstanding assuming dilution	19,202,416	18,606,243	19,066,734	18,471,204

Diluted loss per common share	$(0.05)	$(0.55)	$(3.40)	$(5.20)

Due to the Company’s net loss position, weighted average unvested restricted shares (participating securities) of 857,754 and 1,257,690 for the third quarter in each of 2013 and 2012, respectively, and 939,333 and 1,348,361 for the 39 weeks ended November 2, 2013 and October 27, 2012, respectively, were not considered in the calculation of net loss available to common shareholders used for both basic and diluted EPS.

In addition, weighted average stock option shares (non-participating securities) of 300,523 and 777,593 for the third quarter in each of 2013 and 2012, respectively, and 388,758 and 887,178 for the 39 weeks ended November 2, 2013 and October 27, 2012, respectively, were excluded from the calculation of diluted EPS as they would have been antidilutive.  Certain of these stock option shares were excluded solely due to the Company’s net loss position.   Had the Company reported net income for the third quarter in each of 2013 and 2012, these shares would have increased the weighted average common shares outstanding by 114,837 and 180,804, respectively, for purposes of calculating diluted EPS.  Had the Company reported net income for the 39 weeks ended November 2, 2013 and October 27, 2012, these shares would have increased the weighted average common shares outstanding by 145,748 and 111,998, respectively, for purposes of calculating diluted EPS.

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

(In thousands, except share data)

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

The carrying value and estimated fair value of the Company’s long-term debt, including current maturities but excluding capital leases, as of November 2, 2013 are as follows:

			Fair Value Measurements Using
	Carrying Value	Total Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Second lien senior secured notes	$407,292	$394,267	$394,267	$—	$—
Mortgage facilities	221,270	224,628	—	—	224,628
Senior secured credit facility	310,461	310,461	—	—	310,461
Total	$939,023	$929,356	$394,267	$—	$535,089

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

4.                                      SUPPLEMENTAL BALANCE SHEET INFORMATION

Prepaid expenses and other current assets were comprised of the following:

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

	November 2,	February 2,
	2013	2013
Other receivables	$45,461	$36,029
Prepaid expenses	45,659	34,572
Total	$91,120	$70,601

5.                                      SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental cash flow information is provided for the periods reported:

	THIRTY-NINE
	WEEKS ENDED
	November 2,	October 27,
	2013	2012

Cash paid for:
Interest, net of amounts capitalized	$55,457	$67,513
Income taxes, net of refunds received	691	(811)

Non-cash investing and financing activities:
Property, fixtures and equipment included in accrued expenses	$7,082	$4,876
Declared dividends to shareholders included in accrued expenses	985	974

6.                                      EXIT OR DISPOSAL ACTIVITIES

The following table summarizes exit or disposal activities during the 39 weeks ended November 2, 2013 related to targeted reductions in administrative and support functions and store closings:

	Termination Benefits	Other Costs	Total
Accrued balance as of February 2, 2013	$741	$—	$741
Provisions:
Thirteen weeks ended May 4, 2013	55	799	854
Thirteen weeks ended August 3, 2013	1	33	34
Thirteen weeks ended November 2, 2013	225	51	276
Payments:
Thirteen weeks ended May 4, 2013	(196)	(47)	(243)
Thirteen weeks ended August 3, 2013	(160)	(785)	(945)
Thirteen weeks ended November 2, 2013	(116)	(51)	(167)
Accrued balance as of November 2, 2013	$550	$—	$550

The above provisions were included within selling, general and administrative expense.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

7.                                      EMPLOYEE DEFINED AND POSTRETIREMENT BENEFIT PLANS

The Company provides benefits to certain current and former associates who are eligible under a qualified defined benefit pension plan and various non-qualified supplemental pension plans (collectively, the “Pension Plans”).  Net periodic benefit expense for the Pension Plans includes the following (income) and expense components:

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	November 2,	October 27,	November 2,	October 27,
	2013	2012	2013	2012
Interest cost	$1,997	$2,116	$5,994	$6,350
Expected return on plan assets	(2,235)	(2,157)	(6,706)	(6,471)
Recognition of net actuarial loss	1,642	1,689	4,925	5,068
Net periodic benefit expense	$1,404	$1,648	$4,213	$4,947

During the 39 weeks ended November 2, 2013, contributions of $11,198 were made to the Pension Plans.  The Company anticipates contributing an additional $2,009 to fund the Pension Plans in fiscal 2013 for an annual total of $13,207.

The Company also provides medical and life insurance benefits to certain former associates under a postretirement benefit plan (“Postretirement Benefit Plan”).  Net periodic benefit income for the Postretirement Benefit Plan includes the following (income) and expense components:

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	November 2,	October 27,	November 2,	October 27,
	2013	2012	2013	2012
Interest cost	$30	$35	$91	$106
Recognition of net actuarial gain	(91)	(93)	(272)	(280)
Net periodic benefit income	$(61)	$(58)	$(181)	$(174)

During the 39 weeks ended November 2, 2013, the Company contributed $153 to fund the Postretirement Benefit Plan, and anticipates contributing an additional $437 in fiscal 2013 for a net annual total of $590.

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

(In thousands, except share data)

amount of its outstanding 10 5/8% Second Lien Senior Secured Notes due 2017 (the “2017 Notes” and, together with the 2014 Notes, the “Notes”).

On May 28, 2013, the Issuer issued $350,000 principal amount of its 8.00% Second Lien Senior Secured Notes due 2021 (the “2021 Notes”).  The 2021 Notes are guaranteed by, and are secured by a second-priority lien on substantially all of the current and future assets of, the Parent and certain of its subsidiaries, and will mature on June 15, 2021.  Interest on the 2021 Notes is payable June 15 and December 15 of each year, commencing on December 15, 2013.

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

9.                                      INCOME TAXES

The provisions codified within ASC Topic 740, Income Taxes (“ASC 740”), require companies to assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence using a “more likely than not” standard.  In accordance with ASC 740, the Company maintained a full valuation allowance throughout fiscal 2012 and the 39 weeks ended November 2, 2013 on all of the Company’s net deferred tax assets.  The Company’s deferred tax asset valuation allowance totaled $178,106 and $152,735 at November 2, 2013 and February 2, 2013, respectively.

Given the Company’s valuation allowance position, no tax benefit was recognized on the Company’s loss before income taxes in the 13 and 39 weeks ended November 2, 2013 and October 27, 2012.  The income tax provision recorded in the 13 and 39 weeks ended in each of November 2, 2013 and October 27, 2012 primarily reflects the recognition of deferred tax liabilities associated with indefinite-lived assets.

As of November 2, 2013, it is reasonably possible that gross unrecognized tax benefits could decrease by $118 within the next 12 months due to the expiration of certain statutes of limitations.

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

(In thousands, except share data)

11.       COMPREHENSIVE LOSS

Accumulated other comprehensive loss is comprised of the net actuarial loss associated with the Pension Plans and Postretirement Benefit Plan.  Other comprehensive income is comprised entirely of the amortization of the net actuarial loss (gain) associated with the Pension Plans and Postretirement Benefit Plan.

As a result of the deferred tax asset valuation allowance maintained throughout fiscal 2012 and the 39 weeks ended November 2, 2013 (see Note 9), no tax effect was recorded on the changes recognized within other comprehensive income for all periods presented.

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

The condensed consolidating financial information for the Parent, the Issuer and the guarantor and non-guarantor subsidiaries as of November 2, 2013 and February 2, 2013 and for the third quarter in each of 2013 and 2012 and the 39 weeks ended November 2, 2013 and October 27, 2012 as presented below has been prepared from the books and records maintained by the Parent, the Issuer and the guarantor and non-guarantor subsidiaries. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the guarantor and non-guarantor subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from affiliates will exist at any time.

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Balance Sheet

November 2, 2013

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$3,038	$5,043	$—	$—	$8,082
Merchandise inventories	—	590,837	323,766	—	—	914,603
Prepaid expenses and other current assets	—	83,315	4,439	3,944	(578)	91,120
Total current assets	1	677,190	333,248	3,944	(578)	1,013,805
Property, fixtures and equipment at cost, net	—	234,300	172,501	243,165	—	649,966
Deferred income taxes	—	6,114	10,545	—	—	16,659
Intangible assets, net	—	34,102	70,830	—	—	104,932
Investment in and advances to (from) affiliates	48,873	429,589	272,151	(52)	(750,561)	—
Other long-term assets	—	21,711	504	924	—	23,139
Total assets	$48,874	$1,403,006	$859,779	$247,981	$(751,139)	$1,808,501

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$351,281	$—	$—	$—	$351,281
Accrued payroll and benefits	—	21,115	4,254	—	—	25,369
Accrued expenses	—	92,851	68,875	76	(578)	161,224
Current maturities of long-term debt and obligations under capital leases	—	669	3,209	7,247	—	11,125
Deferred income taxes	—	10,290	12,932	—	—	23,222
Income taxes payable	—	4	—	—	—	4
Total current liabilities	—	476,210	89,270	7,323	(578)	572,225

Long-term debt and obligations under capital leases, less current maturities	—	723,512	43,850	214,023	—	981,385
Other long-term liabilities	—	154,633	49,707	1,677	—	206,017
Total liabilities	—	1,354,355	182,827	223,023	(578)	1,759,627

Shareholders’ equity	48,874	48,651	676,952	24,958	(750,561)	48,874

Total liabilities and shareholders’ equity	$48,874	$1,403,006	$859,779	$247,981	$(751,139)	$1,808,501

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

Thirteen Weeks Ended November 2, 2013

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$376,348	$274,813	$—	$—	$651,161
Other income	—	8,881	6,531	—	—	15,412
	—	385,229	281,344	—	—	666,573

Costs and expenses:
Costs of merchandise sold	—	240,501	172,431	—	—	412,932
Selling, general and administrative	—	131,649	90,831	30	(7,306)	215,204
Depreciation and amortization	—	9,913	8,484	2,752	—	21,149
Amortization of lease-related interests	—	425	692	—	—	1,117
Impairment charges	—	321	—	—	—	321
Income (loss) from operations	—	2,420	8,906	(2,782)	7,306	15,850

Other income (expense):
Intercompany income	—	439	4,898	6,651	(11,988)	—
Equity in (losses) earnings of subsidiaries	(662)	13,194	—	—	(12,532)	—
Interest expense, net	—	(16,695)	(891)	(3,588)	4,682	(16,492)
Loss on exchange/extinguishment of debt	—	(20)	—	—	—	(20)

(Loss) income before income taxes	(662)	(662)	12,913	281	(12,532)	(662)
Income tax provision (benefit)	269	269	(8)	—	(261)	269

Net (loss) income	$(931)	$(931)	$12,921	$281	$(12,271)	$(931)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive Income

Thirteen Weeks Ended November 2, 2013

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(931)	$(931)	$12,921	$281	$(12,271)	$(931)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	1,551	1,551	—	—	(1,551)	1,551
Comprehensive income	$620	$620	$12,921	$281	$(13,822)	$620

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

Thirteen Weeks Ended October 27, 2012

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$383,809	$284,922	$—	$—	$668,731
Other income	—	8,164	6,225	—	—	14,389
	—	391,973	291,147	—	—	683,120

Costs and expenses:
Costs of merchandise sold	—	246,388	177,831	—	—	424,219
Selling, general and administrative	—	135,787	95,700	28	(6,669)	224,846
Depreciation and amortization	—	9,723	9,007	2,751	—	21,481
Amortization of lease-related interests	—	484	684	—	—	1,168
Impairment charges	—	593	—	—	—	593
(Loss) income from operations	—	(1,002)	7,925	(2,779)	6,669	10,813

Other income (expense):
Intercompany income	—	—	18	6,651	(6,669)	—
Equity in (losses) earnings of subsidiaries	(9,799)	6,132	—	—	3,667	—
Interest expense, net	—	(14,312)	(1,987)	(3,696)	—	(19,995)
Loss on exchange/extinguishment of debt	—	(617)	—	—	—	(617)

(Loss) income before income taxes	(9,799)	(9,799)	5,956	176	3,667	(9,799)
Income tax provision	349	349	233	—	(582)	349

Net (loss) income	$(10,148)	$(10,148)	$5,723	$176	$4,249	$(10,148)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive (Loss) Income

Thirteen Weeks Ended October 27, 2012

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(10,148)	$(10,148)	$5,723	$176	$4,249	$(10,148)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	1,596	1,596	—	—	(1,596)	1,596
Comprehensive (loss) income	$(8,552)	$(8,552)	$5,723	$176	$2,653	$(8,552)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

Thirty-Nine Weeks Ended November 2, 2013

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,076,195	$779,010	$—	$—	$1,855,205
Other income	—	25,325	18,911	—	—	44,236
	—	1,101,520	797,921	—	—	1,899,441

Costs and expenses:
Costs of merchandise sold	—	691,896	493,632	—	—	1,185,528
Selling, general and administrative	—	397,545	276,271	90	(22,353)	651,553
Depreciation and amortization	—	31,200	25,794	8,254	—	65,248
Amortization of lease-related interests	—	1,312	2,076	—	—	3,388
Impairment charges	—	452	—	—	—	452
(Loss) income from operations	—	(20,885)	148	(8,344)	22,353	(6,728)

Other income (expense):
Intercompany income	—	1,407	13,980	20,170	(35,557)	—
Equity in (losses) earnings of subsidiaries	(63,772)	12,405	—	—	51,367	—
Interest expense, net	—	(52,402)	(2,718)	(10,831)	13,204	(52,747)
Loss on exchange/extinguishment of debt	—	(4,297)	—	—	—	(4,297)

(Loss) income before income taxes	(63,772)	(63,772)	11,410	995	51,367	(63,772)
Income tax provision	1,123	1,123	461	—	(1,584)	1,123

Net (loss) income	$(64,895)	$(64,895)	$10,949	$995	$52,951	$(64,895)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive (Loss) Income

Thirty-Nine Weeks Ended November 2, 2013

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(64,895)	$(64,895)	$10,949	$995	$52,951	$(64,895)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	4,653	4,653	—	—	(4,653)	4,653
Comprehensive (loss) income	$(60,242)	$(60,242)	$10,949	$995	$48,298	$(60,242)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

Thirty-Nine Weeks Ended October 27, 2012

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,095,249	$809,108	$—	$—	$1,904,357
Other income	—	22,342	17,978	—	—	40,320
	—	1,117,591	827,086	—	—	1,944,677

Costs and expenses:
Costs of merchandise sold	—	710,323	515,828	—	—	1,226,151
Selling, general and administrative	—	408,614	287,807	(3,486)	(20,414)	672,521
Depreciation and amortization	—	31,143	27,617	8,333	—	67,093
Amortization of lease-related interests	—	1,468	2,061	—	—	3,529
Impairment charges	—	712	—	—	—	712
Loss from operations	—	(34,669)	(6,227)	(4,847)	20,414	(25,329)

Other income (expense):
Intercompany income	—	—	55	20,359	(20,414)	—
Equity in losses of subsidiaries	(94,690)	(9,520)	—	—	104,210	—
Interest expense, net	—	(43,583)	(6,442)	(11,249)	—	(61,274)
Loss on exchange/extinguishment of debt	—	(6,918)	—	(1,169)	—	(8,087)

(Loss) income before income taxes	(94,690)	(94,690)	(12,614)	3,094	104,210	(94,690)
Income tax provision	1,277	1,277	654	—	(1,931)	1,277

Net (loss) income	$(95,967)	$(95,967)	$(13,268)	$3,094	$106,141	$(95,967)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive (Loss) Income

Thirty-Nine Weeks Ended October 27, 2012

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(95,967)	$(95,967)	$(13,268)	$3,094	$106,141	$(95,967)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	4,788	4,788	—	—	(4,788)	4,788
Comprehensive (loss) income	$(91,179)	$(91,179)	$(13,268)	$3,094	$101,353	$(91,179)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Cash Flows

Thirty-Nine Weeks Ended November 2, 2013

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$4,100	$(44,641)	$14,984	$9,534	$(7,368)	$(23,391)

Cash flows from investing activities:
Capital expenditures	—	(48,580)	(12,200)	—	—	(60,780)
Intercompany investing activity	(595)	(437)	—	—	1,032	—
Proceeds from sale of property, fixtures and equipment	—	1,272	2	—	—	1,274
Net cash used in investing activities	(595)	(47,745)	(12,198)	—	1,032	(59,506)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(910,373)	(2,254)	(5,164)	—	(917,791)
Proceeds from issuance of long-term debt	—	1,007,791	—	—	—	1,007,791
Intercompany financing activity	—	(1,966)	—	(4,370)	6,336	—
Deferred financing costs paid	—	(8,712)	—	—	—	(8,712)
Cash dividends paid	(1,966)	—	—	—	—	(1,966)
Restricted shares forfeited in lieu of payroll taxes	(2,134)	—	—	—	—	(2,134)
Proceeds from stock options exercised	595	—	—	—	—	595
Increase in book overdraft balances	—	5,270	—	—	—	5,270
Net cash (used in) provided by financing activities	(3,505)	92,010	(2,254)	(9,534)	6,336	83,053

Net (decrease) increase in cash and cash equivalents	—	(376)	532	—	—	156

Cash and cash equivalents at beginning of period	1	3,414	4,511	—	—	7,926

Cash and cash equivalents at end of period	$1	$3,038	$5,043	$—	$—	$8,082

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Cash Flows

Thirty-Nine Weeks Ended October 27, 2012

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$4,564	$(85,349)	$11,271	$4,698	$(6,757)	$(71,573)

Cash flows from investing activities:
Capital expenditures	—	(43,251)	(14,316)	—	—	(57,567)
Intercompany investing activity	(537)	(1,727)	—	—	2,264	—
Proceeds from sale of property, fixtures and equipment	—	23	1	8,234	—	8,258
Net cash (used in) provided by investing activities	(537)	(44,955)	(14,315)	8,234	2,264	(49,309)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(393,117)	(2,079)	(11,343)	—	(406,539)
Proceeds from issuance of long-term debt	—	544,636	—	—	—	544,636
Intercompany financing activity	—	(2,904)	—	(1,589)	4,493	—
Debt exchange costs paid	—	(6,684)	—	—	—	(6,684)
Deferred financing costs paid	—	(878)	—	—	—	(878)
Cash dividends paid	(2,904)	—	—	—	—	(2,904)
Restricted shares forfeited in lieu of payroll taxes	(1,660)	—	—	—	—	(1,660)
Proceeds from stock options exercised	537	—	—	—	—	537
Decrease in book overdraft balances	—	(11,794)	—	—	—	(11,794)
Net cash (used in) provided by financing activities	(4,027)	129,259	(2,079)	(12,932)	4,493	114,714

Net decrease in cash and cash equivalents	—	(1,045)	(5,123)	—	—	(6,168)

Cash and cash equivalents at beginning of period	1	4,695	9,576	—	—	14,272

Cash and cash equivalents at end of period	$1	$3,650	$4,453	$—	$—	$8,104

13.     SUBSEQUENT EVENT

On November 18, 2013, the Company declared a quarterly cash dividend of $0.05 per share on shares of Class A common stock and common stock, payable February 3, 2014 to shareholders of record as of January 17, 2014.

THE BON-TON STORES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.                                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of the following discussion, references to the “third quarter of 2013” and the “third quarter of 2012” are to the 13 weeks ended November 2, 2013 and October 27, 2012, respectively.  References to “2013” and “2012” are to the 39 weeks ended November 2, 2013 and October 27, 2012, respectively.  References to “fiscal 2013” are to the 52-week period ending February 1, 2014.  References to the “Company,” “we,” “us,” and “our” refer to The Bon-Ton Stores, Inc. and its wholly owned subsidiaries.

Overview

General

The Company, a Pennsylvania corporation, is one of the largest regional department store operators in the United States, offering a broad assortment of brand-name fashion apparel and accessories for women, men and children.  Our merchandise offerings also include cosmetics, home furnishings and other goods. We currently operate 273 stores in 25 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson’s, Elder-Beerman, Herberger’s and Younkers nameplates, encompassing a total of approximately 25 million square feet.

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

Performance Summary and Fiscal 2013 Guidance

The financial results of the third quarter of 2013 underscore our continued progress in implementing key initiatives to drive growth and improve our performance.  Despite the decrease in sales for the period, we are encouraged by the meaningful improvement in our comparable store sales towards the end of the quarter, culminating in an increase in October.  A disciplined approach to inventory management, particularly with regard to markdown cadence and inventory levels, allowed us to maintain our year-over-year gross margin rate in an increasingly promotional environment and reduce end-of-period inventory levels approximately 5% on a comparable store basis.  Income from operations increased 47% in the period, largely due to a reduction in selling, general and administrative (“SG&A”) expense.

Our eCommerce business maintained its double-digit sales growth in the period, largely achieved through increased investments in digital marketing and expanded offerings of select brands.  We continue to make progress in the localization of our merchandise assortments and marketing programs to better align with customer preferences in a particular market.  In the third quarter, we tested the marketing of different versions of our promotional catalogues, allowing us to emphasize merchandise categories and discounts appropriate to the specific market. We anticipate our localization efforts will be strengthened by the recent introduction of new analytical tools that allow our merchants to more efficiently formulate strategies by location and merchandise category.  We see great opportunity, particularly in our smaller markets, for increased store productivity through the targeted introduction and expansion of key brands as a means of competitive differentiation and the reallocation of selling space to higher growth merchandise categories.

Our revenues in the period benefited from increased proprietary credit card sales; we believe the continued growth of our “Your Rewards” credit card customer loyalty program confirms our meaningful engagement with this core customer.  To further expand our customer base, we are renewing our efforts with regard to new customer acquisition, reallocating marketing expenditures to increase our investment in broadcast media and direct mail prospecting in an effort to boost non-core traffic.  Additionally, we are diversifying our merchandise mix and marketing to appeal to a non-core customer.

In light of our third quarter performance, on November 21, 2013, we reaffirmed our fiscal 2013 earnings per diluted share guidance of a range of $0.15 to $0.75.

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

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	November 2,	October 27,	November 2,	October 27,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Other income	2.4	2.2	2.4	2.1
	102.4	102.2	102.4	102.1
Costs and expenses:
Costs of merchandise sold	63.4	63.4	63.9	64.4
Selling, general and administrative	33.0	33.6	35.1	35.3
Depreciation and amortization	3.2	3.2	3.5	3.5
Amortization of lease-related interests	0.2	0.2	0.2	0.2
Impairment charges	—	0.1	—	—
Income (loss) from operations	2.4	1.6	(0.4)	(1.3)
Interest expense, net	2.5	3.0	2.8	3.2
Loss on exchange/extinguishment of debt	—	0.1	0.2	0.4
Loss before income taxes	(0.1)	(1.5)	(3.4)	(5.0)
Income tax provision	—	0.1	0.1	0.1
Net loss	(0.1)%	(1.5)%	(3.5)%	(5.0)%

Third Quarter of 2013 Compared with Third Quarter of 2012

Net sales:  Net sales in the third quarter of 2013 were $651.2 million, compared with $668.7 million in the third quarter of 2012, reflecting a decrease of 2.6%.  Comparable store sales decreased 2.8% in the period.

The best performing merchandise categories in the third quarter of 2013 were Coats, Dresses and Women’s Sportswear (all included in Women’s Apparel).  Coats benefited from a successful localization initiative supported by increased marketing spend as well as a favorable cold weather trend.  Increased sales in Dresses were primarily the result of an initiative to increase the inventory investment in our small and mid-size doors.  Women’s Sportswear achieved success in both moderate and better merchandise categories primarily through the strategic expansion of key brands and key items to all doors.

The poorest performing categories in the period were Petites’ Sportswear (included in Women’s Apparel), Juniors’ Apparel and Hard Home (included in Home).  We are continuing our efforts to right-size our inventory in Petites’ Sportswear and Juniors’ Apparel, aligning investment with sales trend, and reengineering these businesses through additional merchandise adjustments. We have reduced our inventory in several doors, strategically redeploying dollars to increase investment in Dresses and Women’s Sportswear, with desired sales results achieved in those merchandise categories.  Hard Home sales were adversely impacted by exiting the tabletop product line in a majority of our stores and reduced sales in small electronics.

Other income:  Other income, which includes income from revenues received under our credit card program agreement, miscellaneous revenue departments and gift and merchandise return card breakage, was $15.4 million in the third quarter of 2013 as compared with $14.4 million in the third quarter of 2012.  The increase primarily reflects increased delivery revenues and revenues from our proprietary credit card operations.

Costs and expenses: Gross margin in the third quarter of 2013 decreased $6.3 million to $238.2 million as compared with $244.5 million in the comparable prior year period due to the reduction in sales volume.  Gross margin as a percentage of net sales was consistent with that of the prior year at 36.6%.

SG&A expense in the third quarter of 2013 was $215.2 million as compared with $224.8 million in the third quarter of 2012, a decrease of $9.6 million.  The expense reduction is primarily due to ongoing cost control efforts and reduced performance incentives, partially offset by expenditures to support our merchandise and marketing localization efforts.  The current year SG&A expense rate decreased 60 basis points to 33.0% of net sales.

Depreciation and amortization expense and amortization of lease-related interests decreased $0.4 million to $22.3 million in the third quarter of 2013.

Interest expense, net:  Net interest expense was $16.5 million, or 2.5% of net sales, in the third quarter of 2013 as compared with $20.0 million, or 3.0% of net sales, in the third quarter of 2012.  The $3.5 million decrease primarily reflects reduced interest rates and borrowing levels throughout the period.

Loss on exchange/extinguishment of debt:  In the third quarter of 2012, we recorded a $0.6 million loss on exchange of debt related to fees associated with the exchange of certain of our Notes and accelerated amortization of deferred fees associated with an amendment to our revolving credit facility.

Income tax provision:  The effective income tax rate in the third quarter in each of 2013 and 2012 largely reflects the Company’s valuation allowance position against all net deferred tax assets.  The $0.3 million income tax provision in the third quarter in each of 2013 and 2012 reflects recognition of deferred tax liabilities associated with indefinite-lived assets net of certain state income tax benefit.

2013 Compared with 2012

Net sales:  Net sales in 2013 were $1,855.2 million, compared with $1,904.4 million in 2012, a decrease of 2.6%.  Comparable store sales decreased 2.6% in the 39 weeks due to the slowing of traffic in our stores and resultant weakness in sales, particularly in the second quarter.  The best performing merchandise categories in 2013 were Coats, Dresses and Women’s Sportswear (all included in Women’s Apparel).  The merchandise categories most challenged in 2013 were Petites’ Sportswear (included in Women’s Apparel), Juniors’ Apparel and Hard Home (included in Home).

Other income:  Other income was $44.2 million in 2013 as compared with $40.3 million in 2012. The increase primarily reflects increased revenues from our proprietary credit card operations and delivery revenues.

Costs and expenses: Gross margin in 2013 was $669.7 million as compared with $678.2 million in 2012, reflecting a decrease of $8.5 million. The decrease in gross margin dollars was due to reduced sales volume in the period.  Gross margin as a percentage of net sales increased 50 basis points to 36.1% in the current year from 35.6% last year, primarily due to decreased net markdowns and an increased cumulative markup percentage.

SG&A expense in 2013 was $651.6 million as compared with $672.5 million in 2012, a decrease of $21.0 million.  The improvement is largely the result of reduced store and corporate expenses, partially offset by expenditures to support our merchandise and marketing localization efforts.  Prior year expenses included $8.0 million of severance and other one-time costs associated with targeted reductions to our cost structure, partially offset by a $3.2 million gain on the sale of two of our stores in Rochester, New York.  The expense rate in 2013 decreased 20 basis points to 35.1% of net sales.

Depreciation and amortization expense and amortization of lease-related interests decreased $2.0 million to $68.6 million in 2013, primarily due to a reduced asset base.

Interest expense, net:  Net interest expense was $52.7 million, or 2.8% of net sales, in 2013 as compared with $61.3 million, or 3.2% of net sales, in 2012.  The $8.5 million decrease is largely due to lower interest rates and borrowing levels throughout the period and a reduction in deferred fees.

Loss on exchange/extinguishment of debt:  In 2013, we recorded charges totaling $4.3 million for fees, tender premium and accelerated amortization of deferred fees in conjunction with the tender and redemption of our Notes.  In 2012, we recorded a $6.7 million loss on exchange of debt related to fees associated with the exchange of certain of our Notes and a $1.4 million loss on extinguishment of debt related to the prepayment of mortgage debt associated with the sale of two of our stores in Rochester, New York and an amendment to our credit facility.

Income tax provision:  The effective tax rate in each of 2013 and 2012 largely reflects the Company’s valuation allowance position against all net deferred tax assets.  The income tax provision of $1.1 million and $1.3 million recorded in 2013 and 2012, respectively, primarily reflects recognition of deferred tax liabilities associated with indefinite-lived assets net of certain state income tax benefit.

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

At November 2, 2013, we had $8.1 million in cash and cash equivalents and $361.2 million available under our Second Amended Revolving Credit Facility (before taking into account the minimum borrowing availability covenant under such facility).  Excess availability was $399.5 million as of the comparable prior year period.  The decrease in excess availability reflects increased direct borrowings under the facility in the current year, as we utilized available funds to tender or redeem our Notes, as discussed above.

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

Cash provided by (used in) our operating, investing and financing activities is summarized as follows:

	THIRTY-NINE
	WEEKS ENDED
	November 2,	October 27,
(Dollars in millions)	2013	2012

Operating activities	$(23.4)	$(71.6)
Investing activities	(59.5)	(49.3)
Financing activities	83.1	114.7

Net cash used in operating activities was $23.4 million and $71.6 million in 2013 and 2012, respectively, a favorable variance of $48.2 million.  The decrease in operating cash outflow in the current year is due to the reduction in the current year loss and decreased working capital requirements, largely due to the year-over-year reduction in inventory, net of the change in accounts payable.  These favorable changes were partially offset by an unfavorable change in long-term liabilities, reflecting the deferred gain associated with the July 2012 signing bonus from our credit card provider.

Net cash used in investing activities in the current year primarily reflects capital expenditures for two new stores, renovations to support our strategic initiatives, store maintenance and information technology.  Capital expenditures totaled $60.8 million and $57.6 million in 2013 and 2012, respectively; these expenditures do not reflect reductions for external contributions (primarily leasehold improvement and fixture allowances received from landlords or vendors) of $15.2 million and $4.5 million in 2013 and 2012, respectively.  We anticipate our fiscal 2013 capital expenditures will not exceed $89.0 million (excluding external contributions of $19.0 million, reducing budgeted net capital investments to $70.0 million).  Cash flows from investing activities in 2012 were impacted by proceeds of $8.3 million from the sale of property, fixtures and equipment, primarily from the sale of two Rochester, New York stores.

Net cash provided by financing activities was $83.1 million and $114.7 million in 2013 and 2012, respectively, a reduction of $31.7 million.  The decreased cash inflow primarily reflects reduced net borrowings due to the improvement in current year operating cash flow.  Current year cash inflow benefited from a favorable change in book overdraft balances.

Aside from planned capital expenditures, the Company’s primary cash requirements will be to service debt and finance working capital increases during peak selling seasons.

We paid a quarterly cash dividend of $0.05 per share on shares of Class A common stock and common stock on May 6, 2013, August 5, 2013 and November 4, 2013 to shareholders of record as of April 19, 2013, July 19, 2013 and October 18, 2013, respectively.  Additionally, a quarterly cash dividend of $0.05 per share was declared on November 18, 2013, payable February 3, 2014 to shareholders of record as of January 17, 2014.  Our Board of Directors may consider dividends in subsequent periods as it deems appropriate.

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

Forward-Looking Statements

Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission contain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which may be identified by words or phrases such as “may,” “could,” “would,” “will,” “plan,” “expect,” “believe,” “anticipate,” “estimate,” “project,” “intend,” “look forward to” or other similar expressions, involve important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.  Factors that could cause such differences include, but are not limited to, risks related to retail businesses generally; a significant and prolonged deterioration of general economic conditions which could negatively impact the Company, including the potential write-down of the current valuation of intangible assets and deferred taxes; risks related to the agreement governing the Company’s proprietary credit card program; potential increase in pension obligations; consumer spending patterns, debt levels, and the availability and cost of consumer credit; additional competition from existing and new competitors; inflation; deflation; changes in the costs of fuel and other energy and transportation costs; weather conditions that could negatively impact sales; uncertainties associated with expanding or remodeling existing stores; the ability to attract and retain qualified management; the dependence upon relationships with vendors and their factors; a data security breach or system failure; the ability to reduce or control SG&A expenses, including initiatives to reduce expenses and improve efficiency; operational disruptions; unsuccessful marketing initiatives; changes in, or the failure to successfully implement, our key strategies, including initiatives to improve our merchandising, marketing and operations; adverse outcomes in litigation; the incurrence of unplanned capital expenditures; the ability to obtain financing for working capital, capital expenditures and general corporate purpose; the impact of new regulatory requirements including the Health Care Reform Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act;  the inability or limitations on the Company’s ability to favorably adjust the valuation allowance on deferred tax assets; and the financial condition of mall operators.  Additional factors that could cause the Company’s actual results to differ from those contained in these forward-looking statements are discussed in greater detail under Item 1A of the Company’s Form 10-K filed with the Securities and Exchange Commission.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting that occurred during the thirteen weeks ended November 2, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:                    OTHER INFORMATION

ITEM 6.   EXHIBITS

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

31.1	Certification of Brendan L. Hoffman
31.2	Certification of Keith E. Plowman
32.1*	Certification Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*                                         Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BON-TON STORES, INC.

DATE:	December 11, 2013	BY:	/s/ Brendan L. Hoffman
Brendan L. Hoffman
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	December 11, 2013	BY:	/s/ Keith E. Plowman
Keith E. Plowman
Executive Vice President—Chief Financial Officer
(Principal Financial Officer)

DATE:	December 11, 2013	BY:	/s/ Michael W. Webb
Michael W. Webb
Group Vice President—Chief Accounting Officer
(Principal Accounting Officer)