Form 10-K
period 2014-02-01
BON TON STORES INC
filed 2014-04-16
CIK 878079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended February 1, 2014	Commission File Number 0-19517

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $264.9 million as of the last business day of the registrant's most recently completed second fiscal quarter. For purposes of this calculation only, the registrant has excluded all shares held in the treasury or that may be deemed to be beneficially owned by executive officers and directors of the registrant. By doing so, the registrant does not concede that such persons are affiliates for purposes of the federal securities laws.

         As of March 28, 2014, there were 17,289,767 shares of Common Stock, $.01 par value, and 2,951,490 shares of Class A Common Stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement for the 2014 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference in Part III to the extent described in Part III.

        The Bon-Ton Stores, Inc. operates on a fiscal year, consisting of the 52- or 53-week period ending on the Saturday nearer January 31 of the following calendar year. References to "2013," "2012" and "2011" represent the 2013 fiscal year ended February 1, 2014, the 2012 fiscal year ended February 2, 2013 and the 2011 fiscal year ended January 28, 2012, respectively. References to "2014" represent the 2014 fiscal year ending January 31, 2015.

        References to "the Company," "we," "us," and "our" refer to The Bon-Ton Stores, Inc. and its subsidiaries.

 PART I

Item 1.    Business

Overview

        The Company, a Pennsylvania corporation, was founded in 1898 and is one of the largest regional department store operators in the United States, offering a broad assortment of brand-name fashion apparel and accessories for women, men and children. Our merchandise offerings also include cosmetics, home furnishings and other goods. We currently operate 271 stores in 25 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner's, Boston Store, Carson's, Elder-Beerman, Herberger's and Younkers nameplates, encompassing a total of approximately 25 million square feet.

Industry Overview

        We compete in the department store segment of the U.S. retail industry, a highly competitive environment. The department store industry continues to evolve in response to competitive retail formats—mass merchandisers, national chain retailers, specialty retailers and online retailers—and the expansion of mobile technology and social media.

        Our operating results and performance, and that of our competitors, depend significantly on economic conditions and their impact on consumer spending. Presently, there are numerous business and economic factors affecting the retail industry, including the department store sector. These factors include persistently high levels of unemployment and a protracted economic recovery in the U.S. and around the globe.

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

Merchandise Category	2013	2012	2011
Women's Apparel	24.8%	24.3%	24.5%
Home	16.6	17.3	17.5
Cosmetics	14.1	14.3	14.1
Men's Apparel	11.9	11.6	11.7
Accessories	9.9	9.8	9.6
Footwear	9.6	9.4	8.8
Children's Apparel	6.7	6.7	6.9
Intimate Apparel	3.9	3.9	4.1
Young Contemporary Apparel	2.1	2.3	2.5
Other	0.4	0.4	0.3

Total	100.0%	100.0%	100.0%

Nationally Distributed Brands

        Our nationally distributed brand assortment includes many of the most well-known and popular labels in the apparel, accessories, footwear, cosmetics and home furnishings industries such as Anne Klein, Calvin Klein, Carters, Clarks, Clinique, Coach, Estée Lauder, Fossil, Free People, Frye, Jessica Simpson, Jones New York, Kenneth Cole, Keurig, Lancôme, Lauren, Michael Kors, Nine West, Polo, Steve Madden and Vince Camuto. We believe these, and other, brands enable us to position our stores as headquarters for fashion, offering both newness and wardrobe staples at competitive prices. We believe we maintain excellent relationships with our merchandise vendors, working collaboratively to select the most compelling assortments for our customers.

Private Brands

        Our exclusive private brands complement our offerings of nationally distributed brands and are a key component of our overall merchandising strategy. Our private brand portfolio includes popular brands such as Laura Ashley, Ruff Hewn, Relativity, Studio Works, Breckenridge, Living Quarters, Paradise Collections, Kenneth Roberts, Cuddle Bear, John Bartlett, Casa by Victor Alfaro and Mambo.

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

Vendor Relationships and Sourcing

        Our highly experienced team of buyers has developed long-standing and strong relationships with many of the leading vendors in the marketplace. Our scale, geographic footprint and market position make us an important distribution channel for leading merchandise vendors to reach their target consumers. We believe our status as a key account to many of our vendors serves to strengthen our ability to negotiate for merchandise exclusive to our stores as well as favorable pricing terms. We monitor and evaluate the sales and profitability of each vendor and adjust our purchasing decisions based upon the results of this analysis.

        Consistent with industry practice, we receive allowances from certain of our vendors in support of the merchandise sold to us that was marked down or otherwise did not allow us to achieve certain margins upon sale to our customers. Additionally, we receive advertising allowances and reimbursement of certain payroll expenses from some of our vendors, which primarily represent reimbursements of specific, incremental and identifiable costs incurred to promote and sell the vendors' merchandise.

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

Marketing

        Our strategic marketing initiatives develop and enhance our brand equity and support our position as a leading shopping destination among our target customers. Our multi-faceted marketing program is designed to engage our customers through multiple media channels and allows us to attract new customers and to maintain loyalty with our existing customer base. We are focused on implementing a media mix strategy that optimizes media channels and maximizes our return on investment. We anticipate a continued shift from traditional print media to broadcast and digital media, with significant opportunities to reach new customers via enhanced multi-channel marketing programs, including email, banner, search, mobile, social and affiliate marketing. We will continue to enhance our efforts with regard to localizing content as well as implementing personalization strategies for email and direct marketing to further increase the relevancy of our marketing messages for individual customers.

        We use a combination of (1) advertising and sales promotion activities to build brand image and increase customer traffic and (2) customer-specific communications and purchase incentives to drive customer spending and loyalty. Both types of marketing efforts focus primarily on our target customer, women between the ages of 25 and 60 with average annual household income of $55,000 to $125,000, with the intention of increasing visit frequency and purchases per visit. Our marketing activities also seek to attract a broader audience. We seek to attract new customers and to maintain our customer loyalty by actively communicating with our customers through the execution of targeted marketing facilitated by sophisticated customer relationship management capabilities.

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

Proprietary Credit Card

        Evidencing our customer satisfaction and loyalty is the high penetration rate of our proprietary credit card program. We have over 3.8 million active proprietary credit card holders. Our private label credit card program is administered by Comenity Bank, a subsidiary of Alliance Data Systems Corporation ("ADS").

        Our proprietary credit card loyalty program is designed to cultivate long-term relationships with our customers by offering rewards and privileges to all members, including advanced sales notices, savings and events. The program is designed to promote increased visits to our stores and shopping across multiple departments within our stores.

Customer Service

        We maintain a sales force of knowledgeable and well-trained sales associates to deliver excellent service to our customers. Sales associates are trained in the areas of customer service, selling skills and product knowledge. Our new associates receive computer-based training for an effective, efficient and uniform training experience. In 2014, we will continue to conduct "Customer First" training for all newly-hired associates, a program designed to increase engagement with our customers on the selling floor, and use point-of-sale ("POS") modules and MP3s as training tools for selling skills, product knowledge and trend updates for our sales associates. We view customer service as a key element of our growth strategy and have identified opportunities to enhance service and deliver meaningful results. To that end, we implemented a new training program for our store personnel with a focus on the customer service aspects of our new "Let Us Find It" initiative (discussed below).

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

        We believe that customers are responding favorably to retailers that make it convenient for them to shop on their terms. State-of-the-art in-store kiosks allow our customers access to our expanded online merchandise assortment, creating a virtual "endless aisle." In addition, we will implement a major upgrade to our customer order management system in spring 2014. The system will bring greater visibility to customer orders, improve call center capabilities and enhance overall efficiency. Functionality will be enhanced in our POS system through our new "Let Us Find It" software that provides customer-friendly access to 100% of the Company's available inventory. Our sales associates will be able to facilitate customer requests by placing an order for merchandise at any POS device, in any store, faster and easier than with previous systems. We build on our service strategy by providing engaging functionality through the use of technology to foster customer interaction, affording us an opportunity to enhance our brand and broaden our appeal to younger customers. We will continue exploring ways to use new tools and capabilities to make our sales floor more responsive to our customer.

Competition

        The retail industry is highly competitive. We face competition for customers from traditional department store operators such as Boscov's Department Store LLC, Dillard's, Inc., Macy's, Inc. and Von Maur Inc.; national chain retailers such as J.C. Penney Company, Inc., Kohl's Corporation and Sears Holdings Corporation; mass merchandisers such as Target Corporation and Wal-Mart Stores, Inc.; specialty stores; and catalogue and online retailers. In a number of our markets, we compete for customers with national department store chains which offer a similar mix of branded merchandise as we do. In other markets, we face potential competition from national chains that, to date, have not entered such markets and from national chains that have stores in our markets but currently do not carry similar branded goods. In all markets, we generally compete for customers with stores offering moderately-priced goods. In addition, we face competition for suitable store locations from other department stores, national chain retailers, mass merchandisers and other large-format retailers. Many of our competitors have substantially greater financial and other resources than we do, and many of those competitors have significantly less debt than we do and may thus have greater flexibility to respond to changes in our industry.

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

Information Technology and Systems

        Our information technology initiatives are focused on (1) accelerating the growth of our eCommerce business, (2) updating systems and business processes with emphasis on enhancing our customers' shopping experience through all channels, (3) applying advanced analytic techniques in merchant reporting systems to highlight sales, margin, merchandise assortment and inventory management opportunities; (4) improving associate productivity and consistency of process execution, (5) updating our merchandise and planning systems, (6) protecting customer, employee and corporate data, and (7) reducing operating costs.

        During 2013, we continued to invest in our technology infrastructure equipment and software to facilitate the achievement of our goals. We updated our eCommerce and mobile sites to better support delivery of promotions and online purchasing, as well as to provide customers another convenient access point to our expanded online merchandise assortment. Warehouse management and customer order fulfillment systems were improved to support this rapidly growing business, including significant advancements in optimizing shipping costs.

        We will be expanding a successful radio frequency identification (RFID) pilot program designed to better manage footwear display assortments to two-thirds of our stores in spring 2014. We are nearing completion of a new customer order management system to support eCommerce growth, provide customers greater visibility to their orders, improve our call center capabilities, provide additional direct marketing opportunities and improve overall operating efficiency, with implementation expected in spring 2014. To further our merchants' ability to more efficiently formulate strategies by location and merchandise category, we leveraged our extensive data warehouse and advanced analytic techniques to develop and implement new strategic merchandise analytic reporting tools. In addition, although we have been focused on the protection of secure data, we are aware of and are monitoring developments with respect to recent retail industry breaches. Although there can be no assurance that we will not experience a data breach, we continue to implement strategies to protect customer, employee and corporate data and to invest in advanced security systems to ensure appropriate measures are in place.

Inventory Management

        Our merchandising function is centralized, with a staff of buyers and a planning and allocation team who have responsibility for determining the merchandise assortment, quantities to be purchased and allocation of merchandise to each store. In 2013, to support our localization initiative, we augmented our centralized staff with seven regional store planners, with responsibilities of communicating merchandise opportunities and developing specialized assortments by store through analytical review of store data, frequent on-site visits and local competitive assessments.

        We primarily operate using a pre-distribution model through which we allocate merchandise on our initial purchase orders to each store. This merchandise is shipped from our vendors to our distribution facilities for delivery to designated stores. We have the ability to direct replenishment merchandise to the stores that demonstrate the highest customer demand. This reactive distribution technique helps minimize excess inventory and affords us timely and accurate replenishment.

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

        In addition to inventories to support our store operations, we maintain inventories to support our growing online business. These inventories are administered through similar procurement methods and are staged in our customer order fulfillment centers to complete customer orders received from our eCommerce sites and customer orders taken at POS in our store locations. Fulfillment centers are currently located within our distribution center network. We recently announced the leasing of a 743,000 square foot highly automated direct-to-consumer fulfillment center to support our growing eCommerce operations. When fully operational in spring of 2015, we will consolidate all fulfillment activity at this site. This new fulfillment center will allow significant expansion of our shipping capacity with improved operational efficiency.

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

        We anticipate our 2014 capital expenditures will not exceed $101.5 million (excluding external contributions, primarily leasehold improvement and fixture allowances received from landlords or vendors, of $26.5 million, reducing budgeted net capital investments to $75.0 million). Projects include one new store, additional clearance centers, ongoing store remodels and initial capital for the recently announced eCommerce fulfillment center.

        We believe capital investments for information technology are necessary to support our business strategies. We are continually upgrading our information systems to improve efficiency and productivity. Included in the 2014 capital budget are expenditures for numerous information technology projects, most notably efforts to enhance our online presence, selling tools, merchant reporting and security measures.

Associates

        As of March 28, 2014, we had approximately 25,800 full-time and part-time associates. We employ additional part-time associates during peak selling periods. We believe that our relationship with our associates is good.

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

  •
  Human Resources and Compensation Committee Charter

  •
  Governance and Nominating Committee Charter

  •
  Code of Ethical Standards and Business Practices

Executive Officers

        The following table sets forth certain information regarding our executive officers:

NAME	AGE	POSITION
Tim Grumbacher	74	Chairman of the Board of Directors and Strategic Initiatives Officer
Brendan L. Hoffman	45	President and Chief Executive Officer and Director
Stephen R. Byers	60	Executive Vice President—Stores, Visual and Loss Prevention
Luis Fernandez	46	Executive Vice President—Chief Omnichannel Officer
Jimmy Mansker	44	Executive Vice President—Merchandise Planning and Optimization
Keith E. Plowman	56	Executive Vice President—Chief Financial Officer

        Mr. Grumbacher has served as Chairman of the Board of Directors and Strategic Initiatives Officer since June 2013. He served as Executive Chairman of the Board of Directors from February 2005 to February 2012, when he resigned that position and was appointed Chairman Emeritus and Strategic Initiatives Officer. He served as Chairman of the Board of Directors from August 1991 to February

2005. He was Chief Executive Officer from 1985 to 1995 and in positions of senior management since 1977.

        Mr. Hoffman has served as President and Chief Executive Officer and Director of the Company since February 2012. Mr. Hoffman served as President and Chief Executive Officer of Lord & Taylor, a division of Hudson's Bay Trading Company, from October 2008 to January 2012. Prior to that, he served six years as President and Chief Executive Officer of Neiman Marcus Direct, where he oversaw the growth of neimanmarcus.com and the launch and growth of bergdorfgoodman.com. Mr. Hoffman has announced that he will not renew his contract upon its expiration in February 2015.

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

        Mr. Fernandez has served as Executive Vice President—Chief Omnichannel Officer since September 2013. He was appointed to the position of Executive Vice President—Chief Marketing Officer and eCommerce in May 2012, having joined the Company from Neiman Marcus Group where he most recently served as Vice President, Last Call Marketing and Customer Insight. From 2007 to 2010, he served as Vice President, Marketing, Online and Catalog, and from 2002 to 2006, Vice President, Marketing and Systems Strategy at Neiman Marcus Group.

        Mr. Mansker was appointed to the position of Executive Vice President—Merchandise Planning and Optimization in April 2014. He served as Senior Vice President—Merchandise Planning from May 2012 to April 2014 and Senior Vice President—Merchandise Planning and eCommerce from April 2008 to May 2012. Mr. Mansker joined the Company in May 2007 and was appointed Vice President—eCommerce. Prior to that, he worked many years at RadioShack Corporation where he most recently served as Vice President—eCommerce.

        Mr. Plowman has been Executive Vice President—Finance since April 2006 and Chief Financial Officer since May 2005. He also served as Principal Accounting Officer from June 2003 to April 2013.

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

        As of February 1, 2014, we had total debt, including capital leases, of $864.5 million, which is subject to restrictions and financial covenants. This could have important consequences to our investors. For example, it could:

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

Our discretion in some matters is limited by the restrictions contained in our senior secured credit facility and mortgage loan facility agreements and in the indentures that govern our second lien senior secured notes, and any default on our senior secured credit facility, mortgage loan facility or the indentures that govern the second lien senior secured notes could harm our business, profitability and growth prospects.

        The agreements that govern our senior secured credit facility and mortgage loan facility, and the indentures that govern our second lien senior secured notes, contain a number of covenants that limit the discretion of our management with respect to certain business matters and may impair our ability to respond to changing business and economic conditions. The senior secured credit facility, the mortgage loan facility and the indentures, among other things, restrict our ability to:

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

        If we fail to comply with the financial covenant or the other restrictions contained in our senior secured credit facility, mortgage loan facility or the indentures that govern our second lien senior secured notes, an event of default would occur. An event of default could result in the acceleration of our debt due to the cross-default provisions within our debt agreements. If the debt is accelerated, we would not have, and may not be able to obtain, sufficient funds to repay our debt, which could have a material adverse effect on our business, financial condition and results of operations.

Changes in the terms of our proprietary credit card program could have an adverse effect on our operations.

        Our proprietary credit card program is operated, under agreement, by ADS. ADS issues our proprietary credit cards to our customers and we receive a percentage of the net credit sales and outstanding credit balances thereunder. The inability or unwillingness of ADS to provide support for our proprietary credit card program under similar terms or conditions as exist today may result in a decrease in proprietary credit card sales to our customers and a loss of revenues attributable to payments from ADS. In addition, if our agreement with ADS is terminated under circumstances in which we are unable to quickly and adequately contract with a comparable replacement vendor, our customers who have accounts under our proprietary credit card program will be unable to use their cards. This would likely result in a decrease in sales to such customers, a loss of the revenues attributable to the payments from ADS and an adverse effect on customer goodwill, any or all of which could have a material adverse effect on our business and results of operations.

We might not be able to successfully implement our business strategies.

        We have identified strategies to achieve sales growth and improve our financial performance in the years ahead, such as strategies with regard to merchandising, marketing and customer service. These strategies are described in "Management's Discussion and Analysis—2014 Strategies and Guidance" and in other communications, including our Chief Executive Officer's letter to our shareholders. If we are unable to successfully execute those strategies, our operating results may suffer. Even if we are able to successfully execute our strategies, there can be no assurance that these strategies will necessarily result in our improved financial performance. In addition, the employment of any new approach involves risks and potential increased costs that may prove to be detrimental to our operating results.

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

        Mr. Hoffman, the Company's President and Chief Executive Officer, has announced that he will not renew his contract upon its expiration in February 2015. While the Board of Directors will undertake a national search to find a chief executive officer to succeed Mr. Hoffman, the inability to effectively identify a suitable successor could have a material adverse effect on our business.

The ownership and leasing of significant amounts of real estate expose us to possible liabilities.

        We currently own or lease 271 stores, which subjects us to the risks associated with owning and leasing real estate. In particular, because of changes in the investment climate for real estate, the value of a property could decrease or operating costs could increase. Our store leases generally require us to pay a fixed minimum rent and a variable amount based on a percentage of sales at that location. These leases generally do not allow for termination prior to the end of the lease term without economic consequences. If a store is not profitable and we make the decision to close it, we may remain committed to perform certain obligations under the lease, including the payment of rent, for the balance of the lease term. In addition, as each of the leases expires, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. If an existing owned store is not profitable, we may be required to record an impairment charge and/or exit costs if we make a decision to close that store. In addition, lease or other obligations may restrict our right to cease operations of an unprofitable owned or leased store, which may cause us to continue to operate the location at a loss. A decline in real estate values could also have an adverse effect on our borrowing availability under our senior secured credit facility.

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

        Our results of operations could be adversely affected by new legal requirements, including the Affordable Care Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and potential legislation or regulations such as global and domestic greenhouse gas emission requirements and increased state or federal minimum wage requirements. The financial impact of these new legal requirements cannot be determined with certainty. New laws or regulations may result in increased direct costs to us for compliance or may cause our vendors to raise prices to us because of increased compliance costs or reduced availability of raw materials.

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

A security breach that results in the unauthorized disclosure of customer, employee or Company information could adversely affect our business, reputation and financial condition.

        The protection of customer, employee, and Company data is critical to us. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and changing requirements. These new and changing requirements could impose significant costs on our business. In addition, customers have an expectation that we will adequately protect their personal information. Although we believe we have appropriate security measures in place, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Recent retail industry data breaches highlight the risks and costs of these threats. A significant breach of customer, employee or Company data could damage our reputation and affect our business operations and result in lost sales, fines, lawsuits, government investigations or enforcement actions as well as significant legal and professional services costs.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We currently operate 271 stores in 25 states, encompassing approximately 25 million square feet. We own 29 stores, have ground leases on seven stores, and lease 235 stores.

        We operate under seven nameplates, as follows:

Nameplate	Stores	States
Bon-Ton	63	Connecticut, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, West Virginia
Carson's	54	Illinois, Indiana, Michigan
Younkers	49	Illinois, Iowa, Michigan, Minnesota, Nebraska, South Dakota, Wisconsin
Herberger's	42	Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, North Dakota, South Dakota, Wisconsin, Wyoming
Elder-Beerman	36	Indiana, Kentucky, Michigan, Ohio, West Virginia, Wisconsin
Boston Store	14	Wisconsin
Bergner's	13	Illinois

        Our corporate headquarters are located in York, Pennsylvania, where the majority of our administrative and sales support functions reside, and in Milwaukee, Wisconsin, where our merchandising and marketing functions are located. We operate two distribution centers, one owned and one leased, located in Rockford, Illinois, and we lease three distribution centers located in Allentown, Pennsylvania, Fairborn, Ohio and Dayton, Ohio. We have a furniture warehouse attached to each of our Naperville, Illinois and Dayton, Ohio stores. We recently announced the leasing of a fulfillment center in the Columbus, Ohio area to support our growing eCommerce operations.

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

	2013		2012
	High	Low	High	Low
1st Quarter	$15.50	$10.32	$9.79	$3.87
2nd Quarter	22.68	14.80	8.73	3.50
3rd Quarter	18.82	9.90	14.99	6.22
4th Quarter	19.13	10.59	14.25	9.82

        On March 28, 2014, we had 202 shareholders of record of common stock and one shareholder of record of Class A common stock.

        Pursuant to our senior secured credit facility agreement, as amended and restated on December 12, 2013, any dividends paid may not exceed $10.0 million in any year or $30.0 million during the term of the agreement, which expires on December 12, 2018; however, additional dividends may be paid subject to meeting other requirements. In addition, pursuant to the indentures that govern our second lien senior secured notes, any dividends declared and paid may not exceed $0.24 and $0.40 per share in any year for our second lien senior secured notes that mature in 2017 and 2021, respectively. Additional dividends may be paid pursuant to the indentures subject to meeting other requirements. In 2012 we paid a dividend of $0.05 per share on Class A common stock and common stock in five quarters, which included the payment of the dividend declared in the fourth quarter of 2011 and the payment of the dividend declared in the fourth quarter of 2012 in advance of likely increases in taxes in 2013 (payment would typically have occurred in the first quarter of 2013). Consequently, in 2013 we paid a dividend of $0.05 per share on Class A common stock and common stock in three quarters. On March 18, 2014, we declared a quarterly cash dividend of $0.05 per share, payable May 5, 2014 to shareholders of record as of April 17, 2014. Our Board of Directors may consider dividends in subsequent periods as it deems appropriate.

STOCK PERFORMANCE GRAPH

        The following graph compares the yearly percentage change in the cumulative total shareholder return on the Company's common stock to the cumulative total return on the Center for Research in Security Prices Total Return Index ("CRSP Index") and the cumulative total return on the NASDAQ OMX Global Index ("OMX Global Index") for the NASDAQ Stock Market (U.S. Companies) and the NASDAQ Retail Trade Stocks Index. In prior years, our performance graph has reflected cumulative total return data provided by CRSP Index. However, as a result of a change in the total return data made available to us through our vendor provider, our performance graphs in future years will reflect cumulative total return data provided by OMX Global Index. Please note that information for the CRSP Index is provided only from January 31, 2009 through December 31, 2013, the last day this data was made available by our third-party index provider. Information for the Company's common stock and the OMX Global Index is provided from January 31, 2009 through February 1, 2014.

        The comparison assumes $100 was invested on January 31, 2009 in the Company's common stock and in each of the foregoing indices and assumes the reinvestment of any dividends.

THE BON-TON STORES, INC.
STOCK PERFORMANCE GRAPH
FISCAL 2013

DATE	(CRSP) NASDAQ	(CRSP) NASDAQ RETAIL	BON-TON	(OMX GLOBAL) NASDAQ	(OMX GLOBAL) NASDAQ RETAIL
1/31/09	$100.00	$100.00	$100.00	$100.00	$100.00
1/30/10	145.97	148.40	638.34	135.83	138.69
1/29/11	185.01	185.00	812.70	167.45	165.71
1/28/12	198.45	224.09	303.16	174.50	185.66
2/2/13	228.71	265.09	1,007.88	205.47	230.36
2/1/14	302.77	324.91	835.61	249.27	279.06

Item 6.    Selected Financial Data

        (In thousands, except per share, comparable stores data and number of stores)

Statement of Operations Data(1):	2013	%	2012	%	2011	%	2010	%	2009	%
Net sales	$2,770,068	100.0	$2,919,411	100.0	$2,884,661	100.0	$2,980,479	100.0	$2,959,824	100.0
Other income	63,992	2.3	59,425	2.0	68,869	2.4	66,006	2.2	75,113	2.5
Gross profit	1,001,396	36.2	1,045,521	35.8	1,037,292	36.0	1,120,297	37.6	1,097,632	37.1
Selling, general and administrative expenses	899,363	32.5	936,175	32.1	936,060	32.4	942,660	31.6	963,639	32.6
Depreciation and amortization	85,872	3.1	88,276	3.0	95,033	3.3	102,202	3.4	111,635	3.8
Amortization of lease-related interests	4,543	0.2	4,696	0.2	4,747	0.2	4,555	0.2	4,866	0.2
Impairment charges	6,230	0.2	5,800	0.2	3,690	0.1	1,738	0.1	5,883	0.2
Income from operations	69,380	2.5	69,999	2.4	66,631	2.3	135,148	4.5	86,722	2.9
Interest expense, net	68,587	2.5	82,839	2.8	89,507	3.1	112,301	3.8	98,130	3.3
Loss (gain) on exchange/extinguishment of debt	4,433	0.2	8,485	0.3	(8,729)	(0.3)	—	—	678	0.0
(Loss) income before taxes	(3,640)	(0.1)	(21,325)	(0.7)	(14,147)	(0.5)	22,847	0.8	(12,086)	(0.4)
Income tax (benefit) provision(2)	(84)	(0.0)	228	0.0	(2,019)	(0.1)	1,353	0.0	(8,031)	(0.3)
Net (loss) income	(3,556)	(0.1)	(21,553)	(0.7)	(12,128)	(0.4)	21,494	0.7	(4,055)	(0.1)
Per share amounts—
Basic:
Net (loss) income	$(0.19)		$(1.16)		$(0.67)		$1.14		$(0.24)
Diluted:
Net (loss) income	$(0.19)		$(1.16)		$(0.67)		$1.12		$(0.24)
Cash dividends declared per share	$0.20		$0.20		$0.20		$—		$—
Balance Sheet Data (at end of period):
Working capital	$379,769		$344,277		$354,163		$363,210		$365,933
Total assets	1,577,229		1,634,209		1,618,203		1,656,239		1,722,007
Long-term debt, including capital leases	853,349		821,342		870,948		917,730		1,016,720
Shareholders' equity	127,956		110,606		131,607		183,352		141,756
Selected Operating Data:
Total sales change	(5.1)%		1.2%		(3.2)%		0.7%		(5.4)%
Comparable stores sales change(3)	(4.2)%		0.5%		(2.8)%		0.9%		(5.4)%
Comparable stores data(3):
Sales per selling square foot	$130		$135		$133		$136		$135
Selling square footage	20,943,800		21,153,000		21,478,700		21,726,000		21,763,000
Capital expenditures	$77,336		$73,770		$67,235		$46,268		$32,346
Number of stores:
Beginning of year	271		274		275		278		281
Additions	4		1		1		—		—
Closings	(5)		(4)		(2)		(3)		(3)
End of year	270		271		274		275		278

(1)
2012 reflects the 53 weeks ended February 2, 2013. All other periods presented include 52 weeks.

(2)
The effective tax rate in fiscal years 2009 through 2013 largely reflects the Company's valuation allowance position against all net deferred tax assets. Additionally, 2009 reflects an income tax benefit adjustment of $6,340 related to a deferred tax asset valuation allowance release associated with implementation of tax carry-back provisions available under legislation enacted in 2009, partially offset by certain other valuation allowance increases.

(3)
Comparable stores data (sales change, sales per selling square foot and selling square footage) reflects stores open for the entire current and prior fiscal year and includes sales from the Company's eCommerce operations and sales in clearance centers.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

        We compete in the department store segment of the U.S. retail industry. Founded in 1898, the Company is one of the largest regional department store operators, currently operating 271 stores in 25 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner's, Boston Store, Carson's, Elder-Beerman, Herberger's and Younkers nameplates. Our stores are predominately located in fashion-oriented shopping malls and lifestyle centers, encompassing a total of approximately 25 million square feet and offering a broad assortment of national brand and exclusive private brand fashion apparel and accessories for women, men and children as well as cosmetics, home furnishings and other goods. The Company had net sales of $2.8 billion in 2013.

2013 Performance and Accomplishments

        Throughout 2013, our efforts were singularly focused on advancing our vision to be the dominant omnichannel retailer in the small to mid-size communities we serve. To that end, we continued to make targeted investments in initiatives to improve our customers' experience and increase the productivity of our store portfolio and online operations, with measured success. However, the adverse impact of an ongoing difficult consumer environment and extended severe weather in our markets in the fourth quarter resulted in a disappointing sales performance, as comparable store sales decreased 4.2% for the year. This sales shortfall ultimately negated other successful operating measures: Despite a 34 basis point improvement in gross margin and significant reductions in SG&A and interest expense, we recorded a net loss of $3.6 million for the year. While these results failed to meet our expectations, our performance significantly improved upon the prior year net loss of $21.6 million.

        Although we did not meet our financial goals, our efforts resulted in the following accomplishments in 2013, achievements that we believe are key to positioning ourselves for growth in future years:

  •
  We executed a disciplined approach to inventory management, ending the year with inventory approximately 6% below that of the prior year. We expanded upon our 'clearance store' strategy that allows for a more profitable liquidation of seasonal merchandise. To further this initiative, we recently announced our third and fourth stand-alone clearance centers, both of which will be operational in spring of 2014. Additionally, new merchant reporting facilitated improved planning and analytical review, resulting in a better flow of inventory.

  •
  We further invested in our online properties, meaningfully growing eCommerce sales through significant expansion of merchandise assortment and improvement in site navigation. We achieved our target penetration of 5% of sales, with further growth planned for 2014. Our omnichannel strategy allows customers to shop seamlessly in stores, online and via mobile devices.

  •
  We significantly reduced SG&A expenses, affording us the flexibility to capitalize on opportunities and fund initiatives we believe will give us the greatest return on our investment. We are pursuing further strategic reductions in 2014 and beyond.

  •
  We invested in personnel, technology and marketing to support our localization initiative, which is designed to provide customers the merchandise assortments, size ranges, marketing programs and shopping experiences tailored to their preferences in a particular market. Our localization efforts were strengthened with the introduction in 2013 of analytical tools that allow our merchants to more efficiently formulate strategies by location and merchandise category.

  •
  We increased our proprietary credit card sales as a percentage of total sales to 47.3% in 2013 from 45.0% in 2012. Our proprietary credit card program is essential in strengthening existing customer relationships and reaching new customers through our "Your Rewards" credit card customer loyalty program. Our loyalty program greatly contributes to our overall sales results, with cardholders shopping more frequently and spending more on average than non-cardholders.

  •
  We completed several financing transactions that further strengthened our financial position and created additional financial flexibility to support our growth plans. See "Exchange and Redemption of Senior Notes and Amendment to Credit Facility" and "Liquidity and Capital Resources," below.

Exchange and Redemption of Senior Notes and Amendment to Credit Facility

        On January 23, 2013, we issued a notice of partial redemption for $65.0 million aggregate principal amount of our 10 1/4% Senior Notes due 2014 (the "2014 Notes") at a cash redemption price equal to the principal amount plus accrued and unpaid interest. The redemption was completed on February 22, 2013.

        On May 13, 2013, we commenced tender offers (the "Tender Offers") to purchase all of our outstanding 2014 Notes and up to $223.0 million aggregate principal amount of our outstanding 10 5/8% Second Lien Senior Secured Notes due 2017 (the "2017 Notes" and, together with the 2014 Notes, the "Notes"). On May 28, 2013, we issued $350.0 million aggregate principal amount of our 8.00% Second Lien Senior Secured Notes due 2021 (the "2021 Notes"). Utilizing net proceeds from the sale of the 2021 Notes, we tendered or redeemed all of our outstanding 2014 Notes and $272.7 million aggregate principal amount of our outstanding 2017 Notes, with approximately $57 million aggregate principal amount of the 2017 Notes remaining outstanding.

        On December 12, 2013, we entered into a Second Amendment to the Second Amended and Restated Loan and Security Agreement (the "Second Amended Revolving Credit Facility"), which, among other changes, (1) decreases the margins applicable to borrowings, (2) decreases the unused line fee, (3) extends the maturity date of the commitments under the Second Amended Revolving Credit Facility to the earlier of December 12, 2018 and a springing maturity date based on the maturity of our senior notes and any junior debt, if incurred, and (4) excludes from the calculation of such springing maturity date our existing mortgage loan debt and up to $60.0 million of senior notes.

        We believe the 2021 Notes and the amendment to our Second Amended Revolving Credit Facility will serve to enhance our liquidity as a result of the extension of the maturity dates of the respective debt vehicles and significantly reduce our borrowing costs, providing us additional flexibility to execute our strategic initiatives.

2014 Strategies and Guidance

        The financial results of 2013 underscore our continued progress in implementing key initiatives to improve gross margin and reduce our cost structure. We are focused on building upon these successes and, importantly, implementing strategies to accelerate sales growth, including:

  •
  Expanding and refining our localization initiative, building upon our progress in 2013. We look to become increasingly sophisticated in our employment of data to better tailor merchandise assortments, space allocations, visual merchandising, marketing and pricing on a store-by-store basis. We expect this long-term strategy to provide meaningful growth in store productivity.

  •
  Enhancing customer service through our new "Let Us Find It" software, which links our POS ordering system with real-time inventory, allowing our sales associates in any store to sell a product that may be unavailable locally by selecting merchandise from other stores or online fulfillment centers for shipment to the customer's home or pick-up in-store. We believe the implementation of this inventory locator will provide opportunities for significant incremental sales.

  •
  Growing eCommerce sales to a minimum of 6% of total sales. We anticipate eCommerce growth to continue to exceed that of our store portfolio through continued investment in digital marketing and the expansion of select vendors. We also expect our online operations to benefit significantly from our renewed emphasis on key item depth. Our new 743,000 square foot eCommerce fulfillment center will allow significant expansion of our shipping capacity with improved efficiency; we anticipate the facility to be fully operational and ship its first orders in spring of 2015.

  •
  Optimizing the balance of depth and breadth in our merchandise assortment. We look to increase the emphasis on key items and categories that drive sales growth, maximizing our return on inventory investment and enabling us to increase store productivity. Our new merchant reporting tools facilitated an in-depth review that confirmed an overabundance of styles and colors in our assortment; we will use these reporting tools to determine appropriate depth of inventory.

  •
  Enhancing our marketing efficiency through personalization strategies for email and direct marketing to further increase the relevancy of our marketing messages for individual customers. Additionally, we look to strengthen our promotional events with increased emphasis on those items or merchandise categories we believe to be important to the customer.

  •
  Building upon the expense reductions realized in 2013 through an expense efficiency initiative. We have partnered with an outside firm to conduct process and workload analyses with the dual goals of reducing costs and maximizing efficiencies. Cost savings, as a function of the 2013 SG&A base, are estimated at $5 million in 2014 and up to $30 million in 2015 and thereafter. Dollars may be reinvested as appropriate to support opportunities identified in the analyses.

        In 2014, we expect to achieve earnings per diluted share ranging from $0.40 to $0.70. On March 11, 2014, we provided the following assumptions with respect to our 2014 guidance:

  •
  a comparable store sales increase ranging from 1.0% to 3.0%;

  •
  a gross margin rate 10 to 30 basis points higher than the 2013 rate of 36.2%;

  •
  an SG&A rate, inclusive of potential performance incentives approximating $20 million, flat to a 20 basis point increase over the 2013 rate of 32.5%;

  •
  an estimated tax rate of 39%;

  •
  capital expenditures not to exceed $75.0 million, net of external contributions; and

  •
  an estimated 21 million weighted average shares outstanding assuming dilution.

Results of Operations

        The following table summarizes changes in our selected operating indicators, illustrating the relationship of various income and expense items to net sales for each year presented (components may not add or subtract to totals because of rounding):

	Percent of Net Sales
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Other income	2.3	2.0	2.4

	102.3	102.0	102.4

Costs and expenses:
Costs of merchandise sold	63.8	64.2	64.0
Selling, general and administrative	32.5	32.1	32.4
Depreciation and amortization	3.1	3.0	3.3
Amortization of lease-related interests	0.2	0.2	0.2
Impairment charges	0.2	0.2	0.1

Income from operations	2.5	2.4	2.3
Interest expense, net	2.5	2.8	3.1
Loss (gain) on exchange/extinguishment of debt	0.2	0.3	(0.3)

Loss before income taxes	(0.1)	(0.7)	(0.5)
Income tax (benefit) provision	—	—	(0.1)

Net loss	(0.1)%	(0.7)%	(0.4)%

2013 Compared with 2012

        Results for 2012 were impacted by the inclusion of an additional week in accordance with the National Retail Federation fiscal reporting calendar, resulting in a 53-week reporting period. This compares with a reporting period of 52 weeks in 2013.

        Net sales:    Net sales in 2013 were $2.770 billion, a decrease of 5.1% from sales of $2.919 billion in 2012. Comparable store sales, which are reflective of a 52-week reporting period in both years, decreased 4.2% in 2013 largely due to the decline in traffic in our stores as a result of a difficult consumer environment and the adverse impact of extended inclement weather in the important fourth quarter.

        The best performing merchandise categories in the period were Coats, Dresses and Women's Sportswear (all included in Women's Apparel). Coats benefited from a successful localization initiative supported by increased marketing spend as well as sustained cold weather in the fall season. Increased sales in Dresses were primarily the result of an initiative to increase the inventory investment in our small and mid-size doors. Women's Sportswear achieved success particularly in better merchandise categories primarily through the strategic expansion of key brands and key items to all doors.

        The poorest performing categories in the period were Petites' Sportswear (included in Women's Apparel), Young Contemporary Apparel (previously Juniors' Apparel) and Hard Home (included in Home). We are continuing our efforts to right-size our inventory in Petites' Sportswear and Young Contemporary Apparel, aligning investment with sales trend, and reengineering these businesses through additional merchandise adjustments. We have reduced our inventory in several doors, strategically redeploying dollars to increase investment in Dresses and Women's Sportswear, with desired sales results achieved in those merchandise categories. Hard Home sales were adversely impacted by exiting the tabletop product line in a majority of our stores and reduced sales in small electronics.

        Other income:    Other income was $64.0 million, or 2.3% of net sales, in 2013 as compared with $59.4 million, or 2.0% of net sales, in 2012. The increase primarily reflects increased delivery revenues and revenues from our proprietary credit card program.

        Costs and expenses:    Gross margin dollars decreased $44.1 million to $1.001 billion in 2013 due to the reduction in sales volume. The gross margin rate increased 34 basis points to 36.2% of net sales, primarily due to a decrease in the markdown rate and an increase in the current year cumulative markup percentage.

        SG&A expense decreased to $899.4 million in 2013 as compared with $936.2 million in 2012. On a comparative 52-week basis, SG&A expense decreased approximately $26 million to $27 million from the prior year as a result of ongoing cost control efforts. We were unable to leverage the expense reduction due to the decreased sales; SG&A expense rate in 2013 increased 40 basis points to 32.5% of net sales.

        Depreciation and amortization expense and amortization of lease-related interests decreased $2.6 million to $90.4 million in 2013. The expense reduction primarily reflects the reduced asset base.

        In 2013, we recorded $6.0 million of non-cash impairment charges which resulted in a reduction in the carrying amount of certain store properties due to their marginal operating performance. We recorded charges of $5.1 million for similar asset impairments in 2012. See Notes 2 and 3 in the Notes to Consolidated Financial Statements.

        We recorded non-cash impairment charges of $0.1 million and $0.8 million in 2013 and 2012, respectively, related to the reduction in the value of indefinite-lived private label brand names. Additionally, we recorded a non-cash impairment charge of $0.2 million in 2013 related to the reduction in the value of one lease-related interest. See Notes 2 and 4 in the Notes to Consolidated Financial Statements.

        Interest expense, net:    Net interest expense in 2013 was $68.6 million, or 2.5% of net sales, as compared with $82.8 million, or 2.8% of net sales, in 2012. The $14.3 million decrease primarily reflects reduced average borrowings, lower interest rates and decreased amortization of deferred fees.

        Loss on exchange/extinguishment of debt:    In 2013, we recorded a $4.3 million loss on exchange of debt related to the tender and redemption of our Notes and a $0.1 million loss on extinguishment of debt for the amortization of deferred fees associated with an amendment to our Second Amended Revolving Credit Facility. In 2012, we recorded a $7.1 million loss on exchange of debt related to fees associated with the exchange of our Notes and a $1.4 million loss on extinguishment of debt related to the prepayment of mortgage debt associated with the sale of certain of our Rochester, New York stores and amortization of deferred fees associated with an amendment to our Second Amended Revolving Credit Facility. The aforementioned transactions resulted in a loss on exchange/extinguishment of debt of $4.4 million and $8.5 million in 2013 and 2012, respectively.

        Income tax (benefit) provision:    The effective tax rate in each of 2013 and 2012 largely reflects the Company's valuation allowance position against all net deferred tax assets. The $0.1 million income tax benefit in 2013 includes a $1.5 million benefit from the loss on continuing operations which is offset by income tax expense on other comprehensive income. This amount plus certain state income tax benefit is largely offset by the recognition of deferred tax liabilities associated with indefinite-lived assets. The $0.2 million income tax provision in 2012 includes certain state income tax expense and recognition of deferred tax liabilities associated with indefinite-lived assets, partially offset by a $1.5 million benefit resulting from settlement of an uncertain tax position.

2012 Compared with 2011

        Results for 2012 were impacted by the inclusion of an additional week in accordance with the National Retail Federation fiscal reporting calendar, resulting in a 53-week reporting period. This compared with a reporting period of 52 weeks in 2011.

        Net sales:    Net sales in 2012 were $2.919 billion, an increase of 1.2% over sales of $2.885 billion in 2011. Comparable store sales, which were reflective of a 52-week reporting period in both years, increased 0.5% in 2012 as the continued refinement of our merchandise assortment of both national and private brands, particularly as it related to the mix of traditional and updated product, and enhanced marketing efforts yielded positive results. Additionally, investments in our eCommerce business continued to result in higher sales.

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

        The poorest performing categories in the period were Furniture (included in Home) and Young Contemporary Apparel. Sales in Furniture were adversely impacted by ongoing economic concerns and resultant customer reluctance to purchase higher-priced items. Despite the ongoing challenge of inducing the younger junior customer to frequent a department store, we have achieved some success in sales of cross-over merchandise that appeals to an older customer and are continuing our broader efforts to reengineer our Young Contemporary Apparel business through transformative changes, including merchandise adjustments and floor location conversions to effect more strategic adjacencies.

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

        Loss (gain) on exchange/extinguishment of debt:    In 2012, we recorded a $7.1 million loss on exchange of debt related to fees associated with the exchange of our Notes and a $1.4 million loss on extinguishment of debt related to the prepayment of mortgage debt associated with the sale of certain of our Rochester, New York stores and amortization of deferred fees associated with an amendment to our Second Amended Revolving Credit Facility. In 2011, we recorded a $9.5 million loss on the extinguishment of debt for fees associated with the voluntary prepayment of a term loan and termination of our prior revolving credit facility. Additionally, in 2011, our repurchase, at a discount, of $46.0 million (principal) amount of our 2014 Notes resulted in a pre-tax gain, net of costs, of $18.2 million. The aforementioned transactions resulted in a loss on exchange/extinguishment of debt of $8.5 million in 2012 and a net gain on extinguishment of debt of $8.7 million in 2011.

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

        On May 28, 2013, we issued $350.0 million principal amount of our 2021 Notes. The 2021 Notes are guaranteed by, and are secured by a second-priority lien on substantially all of the current and future assets of, the Company and certain of its subsidiaries, and will mature on June 15, 2021. Interest on the 2021 Notes is payable June 15 and December 15 of each year; payments commenced on December 15, 2013.

        A portion of the net proceeds from the sale of the 2021 Notes was used to purchase our outstanding Notes pursuant to the Tender Offers, which expired on June 10, 2013. We received tenders from holders of $30.1 million principal amount of the 2014 Notes and $187.7 million principal amount of the 2017 Notes. The purchase included associated interest and tender premium.

        In addition, a portion of the net proceeds from the sale of the 2021 Notes was used to pay related fees and expenses associated with said sale. Such fees and expenses were deferred and will be amortized as interest expense over the term of the 2021 Notes.

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

        On December 12, 2013, we entered into a Second Amendment to the Second Amended Revolving Credit Facility, which, among other changes, (1) decreased the margins applicable to borrowings, (2) decreased the unused line fee, (3) extended the maturity date of the commitments under the Second Amended Revolving Credit Facility to the earlier of December 12, 2018 and a springing maturity date based on the maturity of our senior notes and any junior debt, if incurred, and (4) excluded from the calculation of such springing maturity date our existing mortgage loan debt and up to $60.0 million of senior notes.

        At February 1, 2014, we had $7.1 million in cash and cash equivalents and $419.2 million available under our Second Amended Revolving Credit Facility (before taking into account the minimum borrowing availability covenant under such facility). Excess availability was $517.6 million as of the comparable prior year period. The decrease in excess availability reflects a decreased borrowing base availability and increased direct borrowings, largely reflecting the $65.0 million payment for the redemption of the 2014 Notes, as discussed above.

        Typically, cash flows from operations are impacted by consumer confidence, weather in the geographic markets served by the Company, and economic and competitive conditions existing in the retail industry; a downturn in any single factor or a combination of factors could have a material adverse impact upon our ability to generate sufficient cash flows to operate our business. While the current economic uncertainty affects our assessment of short-term liquidity, we consider our resources (cash flows from operations supplemented by borrowings under the credit facility) adequate to satisfy our 2014 cash needs. While there can be no assurances, management believes there will be sufficient liquidity to cover our short-term funding needs.

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

        Cash provided by (used in) our operating, investing and financing activities is summarized as follows:

(Dollars in millions)	2013	2012	2011
Operating activities	$120.1	$73.3	$99.8
Investing activities	(76.0)	(65.5)	(64.5)
Financing activities	(44.9)	(14.1)	(37.4)

        The increase in net cash provided by operating activities in 2013, as compared with 2012, primarily reflects the reduction in the net loss and a favorable change in working capital, largely due to the year-over-year reduction in inventory without a commensurate decrease in accounts payable, partially offset by decreased accrued interest as a result of the timing of interest payments on our senior notes and reduced interest rates associated with said notes. Net favorable changes in working capital were partially offset by an unfavorable change in long-term liabilities, primarily reflecting amortization of the deferred gain associated with a signing bonus from our credit card service provider. The decrease in net cash provided by operating activities in 2012, as compared with 2011, primarily reflects the increase in the 2012 net loss and increased working capital requirements, partially offset by the change in loss (gain) on exchange/extinguishment of debt. Increased working capital needs in 2012 were primarily the result of increases in merchandise inventories, without a similar increase in accounts payable due to timing of payments.

        Capital expenditures totaled $77.3 million, $73.8 million and $67.2 million in 2013, 2012 and 2011, respectively; these expenditures do not reflect reductions for external contributions (primarily leasehold improvement and fixture allowances received from landlords or vendors) of $22.4 million, $6.9 million and $18.2 million in 2013, 2012 and 2011, respectively. In 2013, we allocated capital to two new stores, store renovations to support our strategic initiatives, store maintenance, information technology, and systems enhancements in our eCommerce business. We anticipate our 2014 capital expenditures will not exceed $101.5 million (excluding external contributions, primarily leasehold improvement and fixture allowances received from landlords or vendors, of $26.5 million, reducing budgeted net capital investments to $75.0 million). Projects include one new store, additional clearance centers, ongoing store remodels, increased information technology and eCommerce investments, and initial capital for the recently announced eCommerce fulfillment center. We believe these investments will drive growth and profitable returns.

        The increase in net cash used in financing activities in 2013, as compared with 2012, primarily reflects net debt payments as a result of greater cash provided by operating activities. Current year cash flow benefited from a favorable change in book overdraft balances. The decrease in net cash used in financing activities in 2012, as compared with 2011, reflects net borrowings, largely due to reduced cash provided by operating activities as a result of increased working capital requirements, and a decrease in the book overdraft balance.

Credit Arrangements

        On March 21, 2011, The Bon-Ton Department Stores, Inc.; The Elder-Beerman Stores Corp.; Carson Pirie Scott II, Inc.; Bon-Ton Distribution, Inc.; and McRIL, LLC, as borrowers (the "Borrowers"), and the Company and certain other subsidiaries as obligors (together with the Borrowers and the Company, the "Obligors") entered into the Second Amended Revolving Credit Facility with Bank of America, N.A., as Agent, and certain financial institutions as lenders that amended and restated the Company's prior revolving credit facility. The Second Amended Revolving Credit Facility initially provided for a revolving credit facility of $625.0 million.

        On October 25, 2012, the Obligors entered into a First Amendment to the Second Amended Revolving Credit Facility, which (1) increased the borrowing limit to $675.0 million and (2) increased the margins applicable to borrowings under the Tranche A-1 revolving commitments.

        On December 12, 2013, the Obligors entered into a Second Amendment to the Second Amended Revolving Credit Facility, which, among other changes, (1) decreased the margins applicable to borrowings, (2) decreased the unused line fee, (3) extended the maturity date of the commitments under the Second Amended Revolving Credit Facility to the earlier of December 12, 2018 and a springing maturity date based on the maturity of our senior notes and any junior debt, if incurred, and (4) excluded from the calculation of such springing maturity date our existing mortgage loan debt and up to $60.0 million of senior notes.

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

        The borrowing limit under the Second Amended Revolving Credit Facility totals $675.0 million (including a $150.0 million sub-line for letters of credit and $75.0 million for swing line loans). The Second Amended Revolving Credit Facility provides that the Borrowers may make requests to increase the commitments up to $900.0 million in the aggregate upon the satisfaction of certain conditions, provided that the lenders are under no obligation to provide any such increases.

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

        As of February 1, 2014, we had borrowings under the Second Amended Revolving Credit Facility of $184.9 million, with $419.2 million of borrowing availability (before taking into account the minimum borrowing availability covenant) and letter-of-credit commitments of $3.5 million. Our average and peak month-end borrowings under the Second Amended Revolving Credit Facility were $217.2 million and $330.5 million, respectively, in 2013.

        As of February 1, 2014, our long-term debt included $407.3 million aggregate principal amount of our second lien senior secured notes. We may from time to time seek to redeem or repurchase additional outstanding second lien senior secured notes. Such repurchases or redemptions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

        Aside from planned capital expenditures, our primary cash requirements will be to service debt and finance working capital increases during peak selling seasons.

        We paid a quarterly cash dividend of $0.05 per share on shares of Class A common stock and common stock on May 6, 2013, August 5, 2013, November 4, 2013 and February 3, 2014 to shareholders of record as of April 19, 2013, July 19, 2013, October 18, 2013 and January 17, 2014, respectively. Additionally, a quarterly cash dividend of $0.05 per share was declared on March 18, 2014, payable May 5, 2014 to shareholders of record as of April 17, 2014. Our Board of Directors may consider dividends in subsequent periods as it deems appropriate.

Contractual Obligations and Commitments

        The following tables reflect our contractual obligations and commitments as of February 1, 2014:

Contractual Obligations

	Payment due by period
(Dollars in thousands)	Total	Within 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Long-term debt(1)	$1,074,021	$55,099	$295,644	$303,278	$420,000
Capital leases(1)	75,123	7,623	15,000	15,625	36,875
Service agreements	52,703	19,367	26,927	6,409	—
Operating leases(2)	697,735	90,903	167,925	142,618	296,289
Private Brand agreements	20,987	12,522	7,625	840	—

Totals	$1,920,569	$185,514	$513,121	$468,770	$753,164

(1)
Includes interest, except for interest under long-term debt obligations where such interest is calculated on a variable basis.

(2)
Represents future minimum lease payments for noncancelable operating leases, including renewals determined to be reasonably assured. Future minimum lease payments have not been reduced for sublease income.

        In addition, we expect to make cash contributions to our supplementary pension plans and the postretirement medical and life insurance benefit plan in the amount of $1.2 million, $1.1 million, $1.0 million, $0.9 million and $0.8 million in 2014, 2015, 2016, 2017 and 2018, respectively, and $3.2 million in the aggregate for the five years thereafter.

        In 2014, we expect to make a $14.3 million contribution to the qualified defined benefit pension plan. We presently do not anticipate making an additional contribution to the qualified defined benefit pension plan in 2014, but we may choose to do so in our discretion.

        Note 9 in the Notes to Consolidated Financial Statements provides a more complete description of our benefit plans.

Commitments

	Amount of expiration per period
(Dollars in thousands)	Total	Within 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Documentary letters of credit	$275	$275	$—	$—	$—
Standby letters of credit	3,268	3,268	—	—	—
Surety bonds	1,900	1,900	—	—	—

Totals	$5,443	$5,443	$—	$—	$—

        Documentary letters of credit are primarily issued to support the purchasing of merchandise, which includes our private brand goods. Standby letters of credit are primarily issued as collateral for obligations related to general liability and workers' compensation insurance and other general corporate purposes. Surety bonds are for potential obligations related to importation of private brand goods and workers' compensation.

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

        As of February 1, 2014 and February 2, 2013, approximately 33% and 32%, respectively, of the Company's merchandise inventories were valued using a first-in, first-out ("FIFO") cost basis and approximately 67% and 68%, respectively, of merchandise inventories were valued using a last-in, first-out ("LIFO") cost basis. There was no effect on costs of merchandise sold for LIFO valuations in 2013, 2012 and 2011. If the FIFO method of inventory valuation had been used for all inventories, the Company's merchandise inventories would have been lower by $6.8 million at February 1, 2014 and February 2, 2013 due to the Company having recognized prior years' cost increases associated with its LIFO calculations. The Company's LIFO calculations yielded inventory increases due to deflation reflected in price indices used. The LIFO method values merchandise sold at the cost of more recent inventory purchases (which the deflationary indices indicated to be lower), resulting in the general inventory on-hand being carried at the older, higher costs. Given these higher values and the promotional retail environment, the Company has reduced the carrying value of its LIFO inventories to an estimated realizable value, with reductions of $42.6 million to offset the $49.4 million cumulative inventory increases generated by its computation of LIFO inventory as of February 1, 2014 and with reductions of $38.9 million to offset the $45.7 million cumulative inventory increases generated by its computation of LIFO inventory as of February 2, 2013.

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

        We reported net deferred tax liabilities of $7.0 million and $5.2 million at February 1, 2014 and February 2, 2013, respectively. In assessing the realizability of our deferred tax assets, we considered whether it is more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability and limitations pursuant to Section 382 of the

Internal Revenue Code, among others. Significant weight is given to evidence that can be objectively verified. As a result, current or previous losses are given more weight than any projected future taxable income. In addition, a recent three-year historical cumulative loss is considered a significant element of negative evidence that is difficult to overcome.

        We evaluate our deferred tax assets each reporting period, including assessment of the Company's cumulative income or loss over the prior three-year period, to determine if valuation allowances are required. With respect to our reviews during 2013, 2012 and 2011, our three-year historical cumulative loss and the continuation of uncertain near-term economic conditions impeded our ability to rely on our projections of future taxable income in assessing valuation allowance requirements. As such, we concluded it was necessary to continue to maintain a full valuation allowance on our net deferred tax assets.

        Our deferred tax asset valuation allowance totaled $144.9 million and $152.7 million at February 1, 2014 and February 2, 2013, respectively. If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may need to be adjusted, which could materially impact our financial position and results of operations. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard for realization, the valuation allowance would be reduced accordingly in the period that such a conclusion is reached.

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

Long-lived Assets

        Property, fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in our business model or capital strategy can result in the actual useful lives differing from estimates. In cases where we determined the useful life of property, fixtures and equipment should be shortened, we depreciated the net book value in excess of the salvage value over the revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or leasehold improvements could also result in shortened useful lives. Our net property, fixtures and equipment amounted to $640.0 million and $652.8 million at February 1, 2014 and February 2, 2013, respectively.

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

        We evaluated the recoverability of our long-lived assets and, as a result, in 2013 we recognized impairment charges of $6.0 million which resulted in a reduction in the carrying amount of certain marginally performing store properties. In 2012 and 2011 we recognized asset impairment charges of $5.1 million and $1.1 million, respectively, which resulted in a reduction in the carrying amount of certain store properties. These analyses anticipate certain economic conditions. Should economic conditions be worse than anticipated, additional impairment charges could result.

Intangible Assets

        Net intangible assets totaled $102.8 million and $110.6 million at February 1, 2014 and February 2, 2013, respectively. Our intangible assets at February 1, 2014 are principally comprised of $45.8 million of lease interests that relate to below-market-rate leases and $57.0 million associated with trade names, private label brand names and customer lists. The lease-related interests are being amortized using a straight-line method. The customer lists are being amortized using a declining-balance method. At February 1, 2014, lease-related interests and customer lists had average remaining lives of 11 years and five years, respectively, for amortization purposes. At February 1, 2014, trade names and private label brand names of $50.6 million have been deemed as having indefinite lives.

        Intangible assets subject to amortization are reviewed for impairment. Fair value is determined using a discounted cash flow analysis, which requires certain assumptions and estimates regarding industry economic factors, and utilizes a discount rate the Company believes is appropriate and would be used by market participants.

        Intangible assets not subject to amortization are reviewed for impairment at the reporting unit level at least annually or more frequently if indicators of impairment exist. An optional qualitative assessment allows the Company to consider events and circumstances that could affect the fair value of its indefinite-lived intangible assets. If the Company concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it will not be required to perform the quantitative impairment test for that asset. In determining fair value for intangible assets for which a quantitative impairment test must be performed, the Company utilizes a relief from royalty method to determine the assets' fair value. The relief from royalty method estimates the theoretical royalty savings from ownership of these intangible assets. Key assumptions include royalty rates, sales projections and discount rates. The Company utilizes royalty and discount rates it believes are appropriate and would be used by market participants.

        The Company's policy is to conduct impairment testing based on its most current business plans, which reflect anticipated changes in the economy and the industry.

        In 2013, we recorded asset impairment charges of $0.2 million and $0.1 million related to a reduction in the value of one lease-related interest and one indefinite-lived private label brand name, respectively. In 2012, we recorded an asset impairment charge of $0.8 million related to a reduction in the value of three indefinite-lived private label brand names. As a result of the decline in our business performance in 2011, we recognized asset impairment charges of $2.4 million and $0.2 million on three indefinite-lived trade names and one private label brand name, respectively.

        Should significant changes in the manner of our use of assets or overall business strategy, future results or economic events cause us to adjust our projected cash flows, future estimates of fair value may not support the carrying amount of these assets. If actual results prove inconsistent with our assumptions and judgments, we could be exposed to a material impairment charge.

Insurance Reserve Estimates

        We use a combination of insurance and self-insurance for a number of risks, including workers' compensation and employee-related health care benefits, a portion of which is paid by our associates. We determine the estimates for the liabilities associated with these risks by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. A change in claims frequency and severity of claims from historical experience as well as changes in state statutes and the mix of states in which we operate could result in a change to the required reserve levels.

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

        We base our asset return assumption on current and expected allocations of assets, as well as a long-term view of expected returns on the plan asset categories. We assess the appropriateness of the expected rate of return on an annual basis and, when necessary, revise the assumption. At February 1, 2014, our target pension plan asset allocation was 57% equity securities, 33% fixed income and 10% hedge funds.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Financial Instruments

        We are exposed to market risk associated with changes in interest rates. To provide some protection against potential rate increases associated with our variable-rate borrowing facilities, we have previously entered into, and may in the future enter into, interest rate swap agreements to change the fixed/variable interest rate mix of our debt portfolio in order to maintain an appropriate balance of fixed-rate and variable-rate debt and to mitigate the impact of volatile interest rates. We have not entered into new interest rate swap agreements since the expiration of our prior interest rate swaps on July 14, 2011. During 2013 and 2012, we did not enter into or hold derivative financial instruments for trading purposes.

        The following table presents principal cash flows and related weighted average interest rates by expected maturity dates at February 1, 2014:

	Expected Maturity Date By Year
(Dollars in thousands)	2014	2015	2016	2017	2018	There- After	Total	Fair Value
Debt:
Fixed-rate debt	$7,363	$7,244	$204,957	$57,292	$—	$350,000	$626,856	$621,140
Average fixed rate	6.40%	6.43%	6.22%	10.63%	—	8.00%	7.62%
Variable-rate debt	—	—	—	—	184,879	$—	$184,879	$184,879
Average variable rate	—	—	—	—	3.09%	—	3.09%

Seasonality and Inflation

        Our business, like that of most retailers, is subject to seasonal fluctuations, with the major portion of sales and income realized during the second half of each fiscal year, which includes the holiday season. See Note 18 in the Notes to Consolidated Financial Statements for the Company's quarterly results for 2013 and 2012. Due to the fixed nature of certain costs, SG&A expense is typically higher as a percentage of net sales during the first half of each year. Working capital requirements fluctuate during the year as well and generally reach their highest levels during the third and fourth quarters.

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

        Management assessed the Company's internal control over financial reporting as of February 1, 2014, the end of its 2013 fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and the Company's overall control environment.

        Based on its assessment, management has concluded that the Company's internal control over financial reporting was effective as of the end of the 2013 fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. The results of management's assessment were reviewed with the Audit Committee of the Company's Board of Directors.

        KPMG LLP independently assessed the effectiveness of the Company's internal control over financial reporting. KPMG LLP has issued an attestation report, which is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The Bon-Ton Stores, Inc.:

        We have audited The Bon-Ton Stores, Inc.'s internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control—Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission. The Bon-Ton Stores, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, The Bon-Ton Stores, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control—Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Bon-Ton Stores, Inc. and subsidiaries as of February 1, 2014 and February 2, 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the fiscal years in the three-year period ended February 1, 2014, and the related financial statement schedule, and our report dated April 16, 2014 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ KPMG LLP
Harrisburg, Pennsylvania
April 16, 2014

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

Changes in Internal Control Over Financial Reporting

        There were no changes to the Company's internal control over financial reporting that occurred during the 13 weeks ended February 1, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Exhibit No.		Description	Document Location
3.1		Articles of Incorporation	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended July 30, 2011
3.2		Bylaws	Exhibit 3.2 to Form 8-B, File No. 0-19517 ("Form 8-B")
4.1	(a)	Indenture with The Bank of New York	Exhibit 4.1 to the Current Report on Form 8-K filed on March 10, 2006 ("3/10/06 Form 8-K")
	(b)	Supplemental Indenture dated as of July 9, 2012, among The Bon-Ton Department Stores, Inc., the guarantors named therein, and The Bank of New York, as trustee	Exhibit 4.3 to the Current Report on Form 8-K filed on July 13, 2012 ("7/13/12 Form 8-K")
	(c)	Second Supplemental Indenture dated as of January 9, 2013, among The Bon-Ton Department Stores, Inc., the guarantors named therein, and The Bank of New York Mellon, as trustee	Exhibit 4.1 to the Current Report on Form 8-K filed on January 9, 2013 ("1/9/13 Form 8-K")
	(d)	Third Supplemental Indenture dated as of January 31, 2013, among The Bon-Ton Department Stores, Inc., the guarantors named therein, and The Bank of New York Mellon, as trustee	Exhibit 4.1 to the Current Report on Form 8-K filed on February 5, 2013 ("2/5/13 Form 8-K")
	(e)	Fourth Supplemental Indenture dated as of February 2, 2013, among The Bon-Ton Department Stores, Inc., the guarantors named therein, and The Bank of New York Mellon, as trustee	Exhibit 4.6 to the 2/5/13 Form 8-K
4.2	(a)	Indenture dated as of July 9, 2012, among The Bon-Ton Department Stores, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as trustee	Exhibit 4.1 to the 7/13/12 Form 8-K

Exhibit No.		Description	Document Location
	(b)	Registration Rights Agreement dated as of July 9, 2012, among The Bon-Ton Department Stores, Inc., the guarantors named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as dealer manager	Exhibit 4.2 to the 7/13/12 Form 8-K
	(c)	Supplemental Indenture dated as of January 9, 2013, among The Bon-Ton Department Stores, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as trustee	Exhibit 4.2 to the 1/9/13 Form 8-K
	(d)	Second Supplemental Indenture dated as of January 31, 2013, among The Bon-Ton Department Stores, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as trustee	Exhibit 4.2 to the 2/5/13 Form 8-K
	(e)	Third Indenture dated as of February 2, 2013, among The Bon-Ton Department Stores, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as trustee	Exhibit 4.7 to the 2/5/13 Form 8-K
	(f)	Fourth Supplemental Indenture dated as of December 31, 2013, among The Bon-Ton Department Stores, Inc., Bon-Ton Distribution, LLC and Wells Fargo Bank, National Association, as trustee	Exhibit 4.1 to the Current Report on Form 8-K filed on January 3, 2014 ("1/3/14 Form 8-K")
	(g)	Amendment No. 2 to Note Guarantee dated as of February 2, 2014, among The Bon-Ton Stores, Inc. and the guarantors named therein	Filed Herewith
4.3	(a)	Indenture dated as of May 28, 2013, among The Bon-Ton Department Stores, Inc., The Bon-Ton Stores, Inc., the other guarantors named therein, and Wells Fargo Bank, National Association, as trustee and collateral agent	Exhibit 4.1 to the Current Report on Form 8-K filed on June 3, 2013 ("6/3/13 Form 8-K")
	(b)	Registration Rights Agreement dated as of May 28, 2013, among The Bon-Ton Department Stores, Inc., The Bon-Ton Stores, Inc., the other guarantors named therein and the initial purchasers named therein	Exhibit 4.2 to the 6/3/13 Form 8-K
	(c)	First Supplemental Indenture dated as of December 31, 2013, among The Bon-Ton Department Stores, Inc., Bon-Ton Distribution, LLC and Wells Fargo Bank, National Association, as trustee	Exhibit 4.2 to the 1/3/14 Form 8-K

Exhibit No.		Description	Document Location
	(d)	Second Supplemental Indenture dated as of February 2, 2014, among The Bon-Ton Department Stores, Inc., The Bon-Ton Stores, Inc., the other guarantors named therein and Wells Fargo Bank, National Association, as trustee and collateral agent	Filed Herewith
10.1		Shareholders' Agreement among The Bon-Ton Stores, Inc. and the shareholders named therein	Exhibit 10.3 to Amendment No. 2 to the Registration Statement on Form S-1, File No. 33-42142 ("1991 Form S-1")
10.2*	(a)	Employment Agreement with Anthony Buccina	Exhibit 10.1 to the Current Report on Form 8-K filed on January 28, 2009 ("1/28/09 Form 8-K")
	(b)	Amendment No. 1 to Employment Agreement with Anthony Buccina	Exhibit 10.1 to the Current Report on Form 8-K filed on April 15, 2011
	(c)	Employment Agreement with Anthony Buccina	Exhibit 10.1 to the Current Report on Form 8-K filed on April 30, 2012
	(d)	Restricted Stock Agreement with Anthony Buccina	Exhibit 10.2 to the 1/28/09 Form 8-K
	(e)	Restricted Stock Agreement—Performance Shares with Anthony Buccina	Exhibit 10.3 to the 1/28/09 Form 8-K
10.3*	(a)	Employment Agreement with Stephen Byers	Exhibit 10.4 to the 1/28/09 Form 8-K
	(b)	Employment Agreement with Stephen Byers	Exhibit 10.1 to the Current Report on Form 8-K filed on May 4, 2011
	(c)	Amendment to Employment Agreement with Stephen Byers	Exhibit 10.1 to the Current Report on Form 8-K filed on August 21, 2012 ("8/21/12 Form 8-K")
	(d)	Restricted Stock Agreement with Stephen Byers	Exhibit 10.5 to the 1/28/09 Form 8-K
	(e)	Restricted Stock Agreement—Performance Shares with Stephen Byers	Exhibit 10.6 to the 1/28/09 Form 8-K
10.4*	(a)	Executive Transition Agreement with M. Thomas Grumbacher	Exhibit 10.1 to the Current Report on Form 8-K filed on March 11, 2005
	(b)	Amendment to Executive Transition Agreement with M. Thomas Grumbacher	Exhibit 10.1 to the Current Report on Form 8-K filed on December 10, 2007
	(c)	Amendment No. 2 to Executive Transition Agreement with M. Thomas Grumbacher	Exhibit 10.1 to the Current Report on Form 8-K filed on February 1, 2010
	(d)	Amendment No. 3 to Executive Transition Agreement with M. Thomas Grumbacher	Exhibit 10.1 to the Current Report on Form 8-K filed on December 21, 2010
10.5*	(a)	Employment Agreement with Brendan L. Hoffman	Exhibit 10.1 to the Current Report on Form 8-K filed on January 25, 2012 ("1/25/12 Form 8-K")
	(b)	Restricted Stock Agreement with Brendan L. Hoffman	Exhibit 10.2 to the 1/25/12 Form 8-K

Exhibit No.		Description	Document Location
	(c)	Restricted Stock Agreement—Performance Shares with Brendan L. Hoffman	Exhibit 10.3 to the 1/25/12 Form 8-K
10.6*	(a)	Employment Agreement with Barbara J. Schrantz	Exhibit 10.7(a) to the Annual Report on Form 10-K for the fiscal year ended January 29, 2011 ("2010 Form 10-K")
	(b)	Amendment to Employment Agreement with Barbara J. Schrantz	Exhibit 10.2 to the 8/21/12 Form 8-K
	(c)	Separation Agreement with Barbara J. Schrantz	Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended October 27, 2012
	(d)	Restricted Stock Agreement with Barbara J. Schrantz	Exhibit 10.7(b) to the 2010 Form 10-K
10.7*		Employment Agreement with Luis Fernandez	Filed Herewith
10.8*		Form of severance agreement with certain executive officers	Exhibit 10.14 to Form 8-B
10.9*	(a)	Supplemental Executive Retirement Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended August 4, 2001
	(b)	Amendment No. 1 to Supplemental Executive Retirement Plan	Exhibit 10.8(b) to the Annual Report on Form 10-K for the fiscal year ended January 30, 2010 ("2009 Form 10-K")
10.10*	(a)	2009 Omnibus Incentive Plan	Appendix A to Other Definitive Proxy Statements on Form DEF 14A filed on May 4, 2009
	(b)	Amendment No. 1 to 2009 Omnibus Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K filed on November 24, 2010 ("11/24/10 Form 8-K")
	(c)	Form of Restricted Stock Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on April 16, 2010 ("4/16/10 Form 8-K")
	(d)	Form of Restricted Stock Agreement—Performance Shares	Exhibit 10.2 to the 11/24/10 Form 8-K
	(e)	Form of Restricted Stock Unit Agreement	Exhibit 10.3 to the 4/16/10 Form 8-K
	(f)	Form of Non-Qualified Stock Option Agreement	Exhibit 10.4 to the 4/16/10 Form 8-K
10.11*	(a)	Amended and Restated Cash Bonus Plan	Appendix A to Other Definitive Proxy Statements on Form DEF 14A filed on May 4, 2007
	(b)	Amendment to Cash Bonus Plan	Exhibit 10.3 to the 11/24/10 Form 8-K
10.12*		The Bon-Ton Stores, Inc. Deferred Compensation Plan	Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended February 3, 2007 ("2006 Form 10-K")
10.13*		The Bon-Ton Stores, Inc. Severance Pay Plan	Exhibit 10.1 to the Current Report on Form 8-K filed on August 28, 2006
10.14*		The Bon-Ton Stores, Inc. Executive Severance Pay Plan	Exhibit 10.1 to the Current Report on Form 8-K filed on March 4, 2014

Exhibit No.		Description	Document Location
10.15*		The Bon-Ton Stores, Inc. Change of Control and Material Transaction Severance Plan for Certain Employees of Acquired Employers	Exhibit 10.16 to the 2006 Form 10-K
10.16		Registration Rights Agreement between The Bon-Ton Stores, Inc. and Tim Grumbacher	Exhibit 99.3 to the Current Report on Form 8-K filed on November 7, 2003
10.17	(a)	Sublease of Oil City, Pennsylvania store between The Bon-Ton Stores, Inc. and Nancy T. Grumbacher, Trustee	Exhibit 10.16 to the 1991 Form S-1
	(b)	First Amendment to Oil City, Pennsylvania sublease	Exhibit 10.22 to Amendment No. 1 to the 1991 Form S-1
	(c)	Corporate Guarantee with respect to Oil City, Pennsylvania lease	Exhibit 10.26 to Amendment No. 1 to the 1991 Form S-1
10.18	(a)	Credit Card Program Agreement between The Bon-Ton Stores, Inc. and HSBC Bank Nevada, N.A.	Exhibit 10.3 to the Current Report on Form 8-K filed on June 23, 2005
	(b)	First Amendment to the Credit Card Program Agreement	Exhibit 10.5 to the 3/10/06 Form 8-K
	(c)	Second Amendment to the Credit Card Program Agreement	Exhibit 10.22(c) to the 2006 Form 10-K
	(d)	Third Amendment to the Credit Card Program Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on August 10, 2009
	(e)	Fourth Amendment to the Credit Card Program Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on August 4, 2010
	(f)	Fifth Amendment to the Credit Card Program Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on September 7, 2010
	(g)	Sixth Amendment to the Credit Card Program Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on February 3, 2011**
	(h)	Seventh Amendment to the Credit Card Program Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on June 19, 2012
	(i)	Exhibits and Schedules to the Credit Card Program Agreement	Exhibit 10.17(e) to the 2009 Form 10-K**
10.19	(a)	Credit Card Program Agreement between The Bon-Ton Stores, Inc. and World Financial Network Bank	Exhibit 10.1 to the Current Report on Form 8-K filed on December 22, 2011**
	(b)	First Amendment to the Credit Card Program Agreement	Filed Herewith**
10.20		Registration Rights Agreement between The Bon-Ton Department Stores, Inc., The Bon-Ton Stores, Inc., other guarantors listed on Schedule I of the Agreement, Banc of America Securities LLC and Citigroup Global Markets Inc.	Exhibit 10.1 to the 3/10/06 Form 8-K

Exhibit No.		Description	Document Location
10.21	(a)	Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp., Carson Pirie Scott, Inc. (f/k/a Parisian, Inc.), Herberger's Department Stores, LLC and the other credit parties and lender parties thereto	Exhibit 10.2 to the 3/10/06 Form 8-K
	(b)	Amendment No. 1 to Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp., Carson Pirie Scott, Inc. (f/k/a Parisian, Inc.), Herberger's Department Stores, LLC and the other credit parties and lender parties thereto	Exhibit 10.24(b) to the Annual Report on Form 10-K for the fiscal year ended February 2, 2008
	(c)	Amendment No. 2 to Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp., Carson Pirie Scott, Inc. (f/k/a Parisian, Inc.), Herberger's Department Stores, LLC and the other credit parties and lender parties thereto	Exhibit 10.3 to the Current Report on Form 8-K filed on November 24, 2009 ("11/24/09 Form 8-K")
	(d)	Amended and Restated Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp. and the other credit parties and lender parties thereto	Exhibit 10.1 to the Current Report on Form 8-K filed on December 9, 2009
	(e)	Exhibits and Schedules to the Amended and Restated Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp. and the other credit parties and lender parties thereto	Exhibit 10.19(e) to the 2009 Form 10-K**
	(f)	Second Amended and Restated Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp. and the other credit parties and lender parties thereto	Exhibit 10.1 to the Current Report on Form 8-K filed on March 24, 2011
	(g)	First Amendment to Second Amended and Restated Loan and Security Agreement dated March 21, 2011	Exhibit 10.1 to the Current Report on Form 8-K filed on October 31, 2012
	(h)	Second Amendment to Second Amended and Restated Loan and Security Agreement dated March 21, 2011	Exhibit 10.1 to the Current Report on Form 8-K filed on December 13, 2013

Exhibit No.		Description	Document Location
10.22	(a)	Loan Agreement between Bonstores Realty One, LLP and Bank of America, N.A.	Exhibit 10.3 to the 3/10/06 Form 8-K
	(b)	Exhibits and Schedules to Loan Agreement between Bonstores Realty One, LLP and Bank of America, N.A.	Exhibit 10.20(b) to the 2009 Form 10-K**
10.23	(a)	Loan Agreement between Bonstores Realty Two, LLP and Bank of America, N.A.	Exhibit 10.4 to the 3/10/06 Form 8-K
	(b)	Exhibits and Schedules to Loan Agreement between Bonstores Realty Two, LLP and Bank of America, N.A.	Exhibit 10.21(b) to the 2009 Form 10-K**
10.24*	(a)	Carson Pirie Scott & Co. Supplemental Executive Retirement Plan	Exhibit 10.29(a) to the 2006 Form 10-K
	(b)	First Amendment to the Carson Pirie Scott & Co. Supplemental Executive Retirement Plan	Exhibit 10.29(b) to the 2006 Form 10-K
10.25		Second Lien Security Agreement dated as of July 9, 2012, among The Bon-Ton Department Stores, Inc., the grantors named therein, and Wells Fargo Bank, National Association, as trustee and collateral agent	Exhibit 10.1 to the 7/13/12 Form 8-K
10.26		Intercreditor Agreement dated as of July 9, 2012, among Bank of America, N.A., as collateral agent under the credit agreement dated as of March 21, 2011, Wells Fargo Bank, National Association, as collateral agent and trustee under the indenture dated as of July 9, 2012, The Bon-Ton Stores, Inc., and the subsidiaries of The Bon-Ton Stores, Inc. named therein	Exhibit 10.2 to the 7/13/12 Form 8-K
10.27		Supplement No. 1 to the Second Lien Security Agreement dated as of January 31, 2013 by and among The Bon-Ton Department Stores, Inc., The Bon-Ton Giftco, LLC, and Wells Fargo Bank, National Association, as trustee and collateral agent	Exhibit 4.3 to the 2/5/13 Form 8-K
10.28		Omnibus Joinder Agreement to Loan Documents dated as of January 31, 2013 by and among The Bon-Ton Giftco, LLC, as new guarantor, The Bon-Ton Department Stores, Inc., as borrower agent, and Bank of America, N.A., as administrative agent and co-collateral agent	Exhibit 4.4 to the 2/5/13 Form 8-K

Exhibit No.	Description	Document Location
10.29	Guaranty dated as of January 31, 2013 by The Bon-Ton Giftco, LLC, as new guarantor, in favor of Bank of America, N.A., as agent, the lenders and the other secured parties	Exhibit 4.5 to the 2/5/13 Form 8-K
10.30	Supplement No. 2 to the Second Lien Security Agreement dated as of February 2, 2013 by and among The Bon-Ton Department Stores, Inc., Carson Pirie Scott II, Inc., and Wells Fargo Bank, National Association, as trustee and collateral agent	Exhibit 4.8 to the 2/5/13 Form 8-K
10.31	Joinder Agreement to Loan Agreement dated as of February 2, 2013 by and among Carson Pirie Scott II, Inc., as new borrower, The Bon-Ton Department Stores, Inc., as borrower agent, and Bank of America, N.A., as administrative agent and co-collateral agent	Exhibit 4.9 to the 2/5/13 Form 8-K
10.32	Guaranty dated as of February 2, 2013 by Carson Pirie Scott II, Inc., as new guarantor, in favor of Bank of America, N.A., as agent, the lenders and the other secured parties	Exhibit 4.10 to the 2/5/13 Form 8-K
10.33	Supplement No. 3 to the Second Lien Security Agreement dated as of December 31, 2013 by and among The Bon-Ton Department Stores, Inc., Bon-Ton Distribution, LLC and Wells Fargo Bank, National Association, as trustee and collateral agent	Exhibit 4.3 to the 1/3/14 Form 8-K
10.34	Joinder Agreement to Loan Documents dated as of December 31, 2013 by and among Bon-Ton Distribution, LLC, as new borrower, The Bon-Ton Department Stores, Inc., as borrower agent, and Bank of America, N.A., as administrative agent and co-collateral agent	Exhibit 4.4 to the 1/3/14 Form 8-K
10.35	Guaranty dated as of December 31, 2013 by Bon-Ton Distribution, LLC, as new guarantor, in favor of Bank of America, N.A., as agent, the lenders and the other secured parties	Exhibit 4.5 to the 1/3/14 Form 8-K

Exhibit No.	Description	Document Location
10.36	Additional Pari Passu Joinder Agreement and Intercreditor Joinder Agreement dated as of May 28, 2013, among Wells Fargo Bank, National Association, as Additional Pari Passu Agent and as Future Second Priority Agent, Wells Fargo Bank, National Association, as Collateral Agent, Bank of America, N.A., as Revolving Credit Agent and Wells Fargo Bank, National Association, as Second Priority Designated Agent	Exhibit 10.1 to the 6/3/13 Form 8-K
21	Subsidiaries of the Registrant	Filed Herewith
23	Consent of KPMG LLP	Filed Herewith
31.1	Certification of Brendan L. Hoffman	Filed Herewith
31.2	Certification of Keith E. Plowman	Filed Herewith
32	Certifications Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934	Filed Herewith
101.INS	XBRL Instance Document	Filed Herewith
101.SCH	XBRL Taxonomy Extension Scheme Document	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

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

THE BON-TON STORES, INC.
Dated: April 16, 2014	By:	/s/ KEITH E. PLOWMAN Keith E. Plowman Executive Vice President—Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ TIM GRUMBACHER Tim Grumbacher	Chairman of the Board and Strategic Initiatives Officer	April 16, 2014
/s/ BRENDAN L. HOFFMAN Brendan L. Hoffman	President and Chief Executive Officer and Director (Principal Executive Officer)	April 16, 2014
/s/ KEITH E. PLOWMAN Keith E. Plowman	Executive Vice President—Chief Financial Officer (Principal Financial Officer)	April 16, 2014
/s/ MICHAEL W. WEBB Michael W. Webb	Group Vice President—Chief Accounting Officer (Principal Accounting Officer)	April 16, 2014
/s/ LUCINDA M. BAIER Lucinda M. Baier	Director	April 16, 2014
/s/ PHILIP M. BROWNE Philip M. Browne	Director	April 16, 2014
/s/ MICHAEL L. GLEIM Michael L. Gleim	Director	April 16, 2014

Signature	Capacity	Date

/s/ TODD C. MCCARTY Todd C. McCarty	Director	April 16, 2014
/s/ JEFFREY B. SHERMAN Jeffrey B. Sherman	Director	April 16, 2014
/s/ STEVEN B. SILVERSTEIN Steven B. Silverstein	Director	April 16, 2014

 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
The Bon-Ton Stores, Inc.:

        We have audited the accompanying consolidated balance sheets of The Bon-Ton Stores, Inc. and subsidiaries as of February 1, 2014 and February 2, 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the fiscal years in the three-year period ended February 1, 2014. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bon-Ton Stores, Inc. and subsidiaries as of February 1, 2014 and February 2, 2013, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 1, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Bon-Ton Stores, Inc.'s internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control—Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 16, 2014 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Harrisburg, Pennsylvania
April 16, 2014

THE BON-TON STORES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	February 1, 2014	February 2, 2013
Assets
Current assets:
Cash and cash equivalents	$7,058	$7,926
Merchandise inventories	709,733	758,400
Prepaid expenses and other current assets	76,285	70,601

Total current assets	793,076	836,927

Property, fixtures and equipment at cost, net of accumulated depreciation and amortization of $865,111 and $804,559 at February 1, 2014 and February 2, 2013, respectively	640,004	652,822
Deferred income taxes	15,765	15,010
Intangible assets, net of accumulated amortization of $62,068 and $57,596 at February 1, 2014 and February 2, 2013, respectively	102,800	110,563
Other long-term assets	25,584	18,887

Total assets	$1,577,229	$1,634,209

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$200,465	$193,898
Accrued payroll and benefits	28,343	32,410
Accrued expenses	150,595	165,536
Current maturities of long-term debt	7,363	75,886
Current maturities of obligations under capital leases	3,797	3,925
Deferred income taxes	22,744	20,256
Income taxes payable	—	739

Total current liabilities	413,307	492,650

Long-term debt, less current maturities	804,372	768,864
Obligations under capital leases, less current maturities	48,977	52,478
Other long-term liabilities	182,617	209,611

Total liabilities	1,449,273	1,523,603

Commitments and contingencies (Note 13)
Shareholders' equity
Preferred Stock—authorized 5,000,000 shares at $0.01 par value; no shares issued	—	—
Common Stock—authorized 40,000,000 shares at $0.01 par value; issued shares of 17,846,457 and 17,491,277 at February 1, 2014 and February 2, 2013, respectively	178	175
Class A Common Stock—authorized 20,000,000 shares at $0.01 par value; issued and outstanding shares of 2,951,490 at February 1, 2014 and February 2, 2013	30	30
Treasury stock, at cost—337,800 shares at February 1, 2014 and February 2, 2013	(1,387)	(1,387)
Additional paid-in capital	160,772	158,728
Accumulated other comprehensive loss	(50,448)	(73,242)
Retained earnings	18,811	26,302

Total shareholders' equity	127,956	110,606

Total liabilities and shareholders' equity	$1,577,229	$1,634,209

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(In thousands, except per share data)	February 1, 2014	February 2, 2013	January 28, 2012
Net sales	$2,770,068	$2,919,411	$2,884,661
Other income	63,992	59,425	68,869

	2,834,060	2,978,836	2,953,530

Costs and expenses:
Costs of merchandise sold	1,768,672	1,873,890	1,847,369
Selling, general and administrative	899,363	936,175	936,060
Depreciation and amortization	85,872	88,276	95,033
Amortization of lease-related interests	4,543	4,696	4,747
Impairment charges	6,230	5,800	3,690

Income from operations	69,380	69,999	66,631
Interest expense, net	68,587	82,839	89,507
Loss (gain) on exchange/extinguishment of debt	4,433	8,485	(8,729)

Loss before income taxes	(3,640)	(21,325)	(14,147)
Income tax (benefit) provision	(84)	228	(2,019)

Net loss	$(3,556)	$(21,553)	$(12,128)

Per share amounts—
Basic:
Net loss	$(0.19)	$(1.16)	$(0.67)
Diluted:
Net loss	$(0.19)	$(1.16)	$(0.67)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended
(In thousands)	February 1, 2014	February 2, 2013	January 28, 2012
Net loss	$(3,556)	$(21,553)	$(12,128)
Other comprehensive income (loss), net of tax:
Pension and postretirement benefit plans	22,794	1,114	(35,839)
Cash flow derivatives	—	—	(2,019)

Other comprehensive income (loss)	22,794	1,114	(37,858)

Comprehensive income (loss)	$19,238	$(20,439)	$(49,986)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands, except per share data)	Common Stock	Class A Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
BALANCE AT JANUARY 29, 2011	$165	$30	$(1,387)	$153,331	$(36,498)	$67,711	$183,352

Net loss	—	—	—	—	—	(12,128)	(12,128)
Other comprehensive loss	—	—	—	—	(37,858)	—	(37,858)
Dividends to shareholders, $0.20 per share	—	—	—	—	—	(3,834)	(3,834)
Restricted shares forfeited in lieu of payroll taxes	(2)	—	—	(3,582)	—	—	(3,584)
Proceeds from stock options exercised	1	—	—	397	—	—	398
Share-based compensation expense	7	—	—	5,254	—	—	5,261

BALANCE AT JANUARY 28, 2012	171	30	(1,387)	155,400	(74,356)	51,749	131,607

Net loss	—	—	—	—	—	(21,553)	(21,553)
Other comprehensive income	—	—	—	—	1,114	—	1,114
Dividends to shareholders, $0.20 per share	—	—	—	—	—	(3,894)	(3,894)
Restricted shares forfeited in lieu of payroll taxes	(2)	—	—	(1,658)	—	—	(1,660)
Proceeds from stock options exercised	1	—	—	537	—	—	538
Share-based compensation expense	5	—	—	4,449	—	—	4,454

BALANCE AT FEBRUARY 2, 2013	175	30	(1,387)	158,728	(73,242)	26,302	110,606

Net loss	—	—	—	—	—	(3,556)	(3,556)
Other comprehensive income	—	—	—	—	22,794	—	22,794
Dividends to shareholders, $0.20 per share	—	—	—	—	—	(3,935)	(3,935)
Restricted shares forfeited in lieu of payroll taxes	(2)	—	—	(2,132)	—	—	(2,134)
Proceeds from stock options exercised	1	—	—	594	—	—	595
Share-based compensation expense	4	—	—	3,582	—	—	3,586

BALANCE AT FEBRUARY 1, 2014	$178	$30	$(1,387)	$160,772	$(50,448)	$18,811	$127,956

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(In thousands)	February 1, 2014	February 2, 2013	January 28, 2012
Cash flows from operating activities:
Net loss	$(3,556)	$(21,553)	$(12,128)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	85,872	88,276	95,033
Amortization of lease-related interests	4,543	4,696	4,747
Impairment charges	6,230	5,800	3,690
Share-based compensation expense	3,586	4,454	5,261
Gain on sale of property, fixtures and equipment	(275)	(2,768)	(91)
Reclassifications of accumulated other comprehensive loss	6,203	6,384	3,216
Loss (gain) on exchange/extinguishment of debt	4,433	8,485	(8,729)
Amortization of deferred financing costs	3,877	6,610	8,690
Amortization of deferred gain on sale of proprietary credit card portfolio	—	(1,021)	(2,414)
Deferred income tax provision (benefit)	248	1,400	(2,500)
Changes in operating assets and liabilities:
Decrease (increase) in merchandise inventories	48,667	(58,896)	(17,180)
(Increase) decrease in prepaid expenses and other current assets	(5,684)	(1,569)	9,386
(Increase) decrease in other long-term assets	(2,168)	2,004	396
(Decrease) increase in accounts payable	(2,812)	2,591	23,405
(Decrease) increase in accrued payroll and benefits and accrued expenses	(20,411)	9,035	(21,307)
(Decrease) increase in income taxes payable	(739)	739	(137)
(Decrease) increase in other long-term liabilities	(7,947)	18,603	10,459

Net cash provided by operating activities	120,067	73,270	99,797

Cash flows from investing activities:
Capital expenditures	(77,336)	(73,770)	(67,235)
Proceeds from sale of property, fixtures and equipment	1,335	8,268	2,781

Net cash used in investing activities	(76,001)	(65,502)	(64,454)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(1,267,418)	(733,653)	(806,138)
Proceeds from issuance of long-term debt	1,229,418	750,401	773,906
Cash dividends paid	(2,952)	(4,855)	(2,872)
Restricted shares forfeited in lieu of payroll taxes	(2,134)	(1,660)	(3,584)
Proceeds from stock options exercised	595	538	398
Deferred financing costs paid	(11,133)	(1,135)	(5,931)
Debt exchange costs paid	—	(6,992)	—
Increase (decrease) in book overdraft balances	8,690	(16,758)	6,811

Net cash used in financing activities	(44,934)	(14,114)	(37,410)

Net decrease in cash and cash equivalents	(868)	(6,346)	(2,067)
Cash and cash equivalents at beginning of period	7,926	14,272	16,339

Cash and cash equivalents at end of period	$7,058	$7,926	$14,272

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. NATURE OF OPERATIONS

        The Bon-Ton Stores, Inc. is a Pennsylvania corporation incorporated on January 31, 1996 as the successor of a company incorporated on January 31, 1929. As of February 1, 2014, The Bon-Ton Stores, Inc. operated, through its subsidiaries, 270 stores in 25 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner's, Boston Store, Carson's, Elder-Beerman, Herberger's and Younkers nameplates.

        References to "the Company" refer to The Bon-Ton Stores, Inc. (the "Parent") and its subsidiaries.

        The Company's fiscal year ends on the Saturday nearer January 31, and consisted of 52 weeks for each of 2013 and 2011 and 53 weeks for 2012. References to "2013," "2012" and "2011" represent the Company's fiscal 2013 year ended February 1, 2014, fiscal 2012 year ended February 2, 2013 and fiscal 2011 year ended January 28, 2012, respectively. References to "2014" represent the Company's fiscal 2014 year ending January 31, 2015.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The consolidated financial statements include the accounts of the Parent and its subsidiaries. Variable interest entities are consolidated where it has been determined the Company is the primary beneficiary of those entities' operations. All intercompany transactions have been eliminated in consolidation.

        The Company has identified two operating segments: stores and eCommerce (its internet websites). The two operating segments have been aggregated into one reportable segment based on the similar nature of products sold, merchandising and distribution processes involved, target customers, and economic characteristics of the two operating segments.

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

(In thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

        Certain prior year balances presented in the consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation. These reclassifications did not impact the Company's net loss for 2013, 2012 or 2011.

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

        As of February 1, 2014 and February 2, 2013, approximately 33% and 32%, respectively, of the Company's merchandise inventories were valued using a first-in, first-out ("FIFO") cost basis and approximately 67% and 68%, respectively, of merchandise inventories were valued using a last-in, first-out ("LIFO") cost basis. There was no effect on costs of merchandise sold for LIFO valuations in 2013, 2012 and 2011. If the FIFO method of inventory valuation had been used for all inventories, the Company's merchandise inventories would have been lower by $6,837 at February 1, 2014 and February 2, 2013 due to the Company having recognized prior years' cost increases associated with its LIFO calculations. The Company's LIFO calculations yielded inventory increases due to deflation reflected in price indices used. The LIFO method values merchandise sold at the cost of more recent inventory purchases (which the deflationary indices indicated to be lower), resulting in the general inventory on-hand being carried at the older, higher costs. Given these higher values and the promotional retail environment, the Company has reduced the carrying value of its LIFO inventories to an estimated realizable value, with reductions of $42,578 to offset the $49,415 cumulative inventory

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

increases generated by its computation of LIFO inventory as of February 1, 2014 and with reductions of $38,867 to offset the $45,704 cumulative inventory increases generated by its computation of LIFO inventory as of February 2, 2013.

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

        No depreciation is recorded until property, fixtures and equipment are placed into service. The Company capitalizes interest incurred during the construction of new facilities or major improvements to existing facilities and development projects that exceed one month. See Note 12 for quantification of capitalized interest in 2013, 2012 and 2011. Repair and maintenance costs are charged to selling, general and administrative ("SG&A") expense as incurred. Property retired or sold is removed from asset and accumulated depreciation accounts and the resulting gain or loss is reflected in SG&A expense.

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

(In thousands, except share and per share data)

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

        Intangible assets not subject to amortization are reviewed for impairment at the reporting unit level at least annually or more frequently if indicators of impairment exist. An optional qualitative assessment allows the Company to consider events and circumstances that could affect the fair value of its indefinite-lived intangible assets. If the Company concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it will not be required to perform the quantitative impairment test for that asset. In determining fair value for intangible assets for which a quantitative impairment test must be performed, the Company utilizes a relief from royalty method to determine the assets' fair value. The relief from royalty method estimates the theoretical royalty savings from ownership of these intangible assets. Key assumptions include royalty rates, sales projections and discount rates. The Company utilizes royalty and discount rates it believes are appropriate and would be used by market participants.

        The Company's policy is to conduct impairment testing based on its most current business plans, which reflect anticipated changes in the economy and the industry. (See Note 4 for quantification of intangible asset impairment charges.)

Deferred Financing Fees

        Amounts paid by the Company to secure financing agreements are reflected in other long-term assets and are amortized over the term of the related facility. Amortization of credit facility costs are classified as interest expense. Unamortized amounts at February 1, 2014 and February 2, 2013 were $17,397 and $12,868, respectively.

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

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

        The following table summarizes net sales by merchandise category for each year presented:

Merchandise Category	2013	2012	2011
Women's Apparel	$686,276	$708,411	$706,965
Home	459,152	505,452	505,382
Cosmetics	391,306	418,609	405,588
Men's Apparel	330,411	339,283	337,035
Accessories	274,902	285,144	278,220
Footwear	266,523	273,671	255,150
Children's Apparel	185,248	196,673	197,990
Intimate Apparel	108,292	114,863	116,833
Young Contemporary Apparel	58,410	67,090	72,592
Other	9,548	10,215	8,906

Total	$2,770,068	$2,919,411	$2,884,661

Other Income

        The Company currently receives revenues under a credit card program agreement ("CCPA") with Comenity Bank, a subsidiary of Alliance Data Systems Corporation ("ADS"). Pursuant to the CCPA, the Company receives periodic royalties based on a percentage of credit card sales and outstanding credit balances. In 2012, the Company received a signing bonus of $50,000 upon transition of its CCPA to ADS; the signing bonus was recorded as deferred income and is being amortized over the initial seven-year term of the CCPA. The aforementioned revenues are recorded within other income. The Company also licenses space to third parties in its stores and receives compensation based on a percentage of sales made in these departments and receives revenues from customers for delivery of certain items and services. Revenues from gift and merchandise card breakage are included in other income (see "Gift and Merchandise Cards," below). In addition, the Company recovers a portion of its

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

cost from the disposal of damaged or otherwise distressed merchandise; this recovery is recorded within other income.

Advertising

        Advertising production costs are expensed the first time the advertisement is run. Media placement costs are expensed in the period the advertising appears. Total advertising expenses, net of vendor allowances, included in SG&A expense for 2013, 2012 and 2011 were $128,266, $129,349 and $145,616, respectively. Prepaid expenses and other current assets include prepaid advertising costs of $8,264 and $9,062 at February 1, 2014 and February 2, 2013, respectively.

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

Gift and Merchandise Cards

        The Company sells gift cards to customers at its stores and through its website, and issues merchandise cards as credit for merchandise returned to its stores. These cards do not have expiration dates. Revenues from these cards are recognized when (1) the card is redeemed by the customer, or

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(2) the likelihood of the card being redeemed by the customer is remote and it is determined that the Company does not have a legal obligation to remit the value of the unredeemed card to relevant jurisdictions ("card breakage"). It is the Company's historical experience that the likelihood of redemption after 60 months from issuance is remote. Should cards become aged 60 months and the Company determines that it is probable that it has no legal obligation to remit the value to relevant jurisdictions, the corresponding liability is relieved. Given the satisfaction of the aforementioned criteria, the Company recognized income from card breakage of $2,400, $2,551 and $6,453 in 2013, 2012 and 2011, respectively. Gift and merchandise card liabilities are included within accrued expenses.

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

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

Share-Based Compensation

        The Company recognizes share-based compensation pursuant to ASC Topic 718, Compensation—Stock Compensation ("ASC 718"). The Company measures the cost of grantee services received in exchange for an award of equity instruments based on the grant date fair value of the award, and recognizes that cost over the period that the grantee is required to provide service in exchange for the award. For performance and service grants with vesting additionally contingent on achievement of a positive total shareholder return measure, the grant date fair value is determined using the Monte Carlo simulation model. For stock option awards, the Company estimates grant date fair value using the Black-Scholes option valuation model.

Earnings per Share

        The Company follows the provisions codified within ASC Topic 260, Earnings Per Share, pursuant to which unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities and are included in the computation of earnings or loss per share ("EPS") according to the two-class method if the impact is dilutive. The Company's unvested service restricted shares and restricted stock units are considered participating securities. However, in the event of a net loss, participating securities are excluded from the calculation of both basic and diluted EPS.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table presents a reconciliation of net loss and weighted average shares outstanding used in basic and diluted EPS calculations for each of 2013, 2012 and 2011:

	2013	2012	2011
Basic Loss Per Common Share
Net loss	$(3,556)	$(21,553)	$(12,128)
Less: Income allocated to participating securities	—	—	—

Net loss available to common shareholders	$(3,556)	$(21,553)	$(12,128)

Weighted average common shares outstanding	19,101,742	18,528,169	18,091,286

Basic loss per common share	$(0.19)	$(1.16)	$(0.67)

Diluted Loss Per Common Share
Net loss	$(3,556)	$(21,553)	$(12,128)
Less: Income allocated to participating securities	—	—	—

Net loss available to common shareholders	$(3,556)	$(21,553)	$(12,128)

Weighted average common shares outstanding	19,101,742	18,528,169	18,091,286
Common shares issuable—stock options	—	—	—

Weighted average common shares outstanding assuming dilution	19,101,742	18,528,169	18,091,286

Diluted loss per common share	$(0.19)	$(1.16)	$(0.67)

        Due to the Company's net loss position in 2013, 2012 and 2011, weighted average unvested restricted shares (participating securities) of 914,941, 1,314,491 and 1,395,883 for 2013, 2012 and 2011, respectively, were not considered in the calculation of net loss available to common shareholders used for both basic and diluted EPS.

        In addition, weighted average stock option shares (non-participating securities) totaling 363,298, 841,224 and 988,145 for 2013, 2012 and 2011, respectively, were excluded from the computation of diluted weighted average common shares outstanding, as their effect would have been antidilutive. Certain of these stock option shares were excluded solely due to the Company's net loss position. Had the Company reported net income in 2013, 2012 and 2011, these shares would have increased diluted weighted average common shares outstanding by 142,068, 128,452 and 147,789, respectively.

Risks and Uncertainties

        The diversity of the Company's products, customers and geographic operations reduces the risk that a severe impact will occur in the near term as a result of changes in its customer base, competition or markets.

        In response to economic conditions, the Company has considered the impact of relevant factors on its liquidity and has performed an analysis of the key assumptions in its forecast such as sales, gross margin and SG&A expenses; an evaluation of its relationships with vendors and their factors, including availability of vendor credit; and an analysis of cash requirements, including the Company's inventory

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and other working capital requirements, capital expenditures and borrowing availability under its credit facility. Based upon these analyses and evaluations, the Company expects its anticipated sources of liquidity will be sufficient to meet its obligations without significant revisions to its planned operations through 2014.

Previously Issued Accounting Standards

        In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires disclosure of amounts reclassified out of AOCI by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The provisions of ASU 2013-02 were adopted in the first quarter of 2013. The adoption of ASU 2013-02 did not impact the Company's consolidated financial position, results of operations or cash flows as it required only a change in the format of presentation.

        In July 2012, ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"), was issued, amending FASB ASC Topic 350 to simplify the impairment testing of indefinite-lived intangible assets by allowing an entity to make a qualitative impairment assessment. Entities are required to test indefinite-lived intangible assets for impairment at least annually and more frequently if indicators of impairment exist. The addition of the optional qualitative assessment permits an entity to consider events and circumstances that could affect the fair value of the indefinite-lived intangible asset and if the entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it will not be required to perform the quantitative impairment test for that asset. The provisions of ASU 2012-02 were adopted in the first quarter of 2013. The adoption of ASU 2012-02 did not have a material impact on the Company's consolidated financial statements.

3. PROPERTY, FIXTURES AND EQUIPMENT

        Property, fixtures and equipment and related accumulated depreciation and amortization consisted of:

	February 1, 2014	February 2, 2013
Land and improvements	$118,423	$118,423
Buildings and leasehold improvements	714,395	690,326
Furniture and equipment	610,155	579,356
Buildings and equipment under capital leases	62,142	69,276

	1,505,115	1,457,381
Less: Accumulated depreciation and amortization	(865,111)	(804,559)

Net property, fixtures and equipment	$640,004	$652,822

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

3. PROPERTY, FIXTURES AND EQUIPMENT (Continued)

        Accumulated depreciation and amortization includes $27,358 and $27,646 at February 1, 2014 and February 2, 2013, respectively, related to buildings and equipment under capital leases. Amortization of buildings and equipment under capital leases is included within depreciation and amortization expense.

        Depreciation and amortization expense of $84,113, $86,386 and $92,992 related to property, fixtures and equipment was included in depreciation and amortization expense for 2013, 2012 and 2011, respectively.

        Asset impairment charges of $5,962, $5,050 and $1,134, which resulted in a reduction in the carrying amount of certain store properties due to marginal performance, were recorded in 2013, 2012 and 2011, respectively. The expenses are included in impairment charges.

4. INTANGIBLE ASSETS

        Intangible assets consist of the following:

	February 1, 2014	February 2, 2013
Intangible assets subject to amortization
Gross amount
Lease-related interests	$91,345	$94,583
Customer lists and relationships	22,926	22,926

Total gross amount	114,271	117,509
Accumulated amortization
Lease-related interests	(45,555)	(42,842)
Customer lists and relationships	(16,513)	(14,754)

Total accumulated amortization	(62,068)	(57,596)

Net intangible assets subject to amortization	$52,203	$59,913

Intangible assets not subject to amortization
Trade names	$40,300	$40,300
Private label brand names	10,297	10,350

Total intangible assets not subject to amortization	$50,597	$50,650

Net intangible assets	$102,800	$110,563

        Lease-related interests reflect below-market-rate leases purchased in store acquisitions completed in 1992 through 2006 that were adjusted to reflect fair market value. The lease-related interests, including the unfavorable lease-related interests included in other long-term liabilities, are being amortized on a straight-line method and reported as "amortization of lease-related interests" in the consolidated statements of operations. At February 1, 2014, these lease-related interests have weighted-average remaining lives of 11 years for amortization purposes.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

4. INTANGIBLE ASSETS (Continued)

        At February 1, 2014, customer lists and relationships are being amortized on a declining-balance method over the remaining lives of five years. The amortization from the customer lists and relationships is included within depreciation and amortization expense.

        During 2013, 2012 and 2011, amortization of $1,759, $1,890 and $2,042, respectively, was recorded on customer lists and relationships. Amortization of $4,543, $4,696 and $4,747 was recorded for favorable and unfavorable lease-related interests during 2013, 2012 and 2011, respectively. The Company anticipates amortization associated with customer lists and relationships of approximately $1,629 in 2014, $1,500 in 2015, $1,370 in 2016, $1,262 in 2017 and $652 in 2018. The Company anticipates amortization associated with favorable and unfavorable lease-related interests of approximately $4,711 in 2014, $4,534 in 2015, $4,319 in 2016, $4,230 in 2017 and $3,919 in 2018.

        As a result of its review in 2013 of the carrying value of intangible assets, the Company recorded asset impairment charges of $214 related to a reduction in the value of one lease-related interest and $54 related to the reduction in the value of one indefinite-lived private label brand name. In 2012, the Company recorded asset impairment charges of $750 related to the reduction in the value of three indefinite-lived private label brand names. In 2011, the Company recorded impairment charges of $2,400 related to the reduction in the value of three indefinite-lived trade names and $156 related to the reduction in the value of one indefinite-lived private label brand name, primarily due to the decline in the Company's business performance. The expense is included in impairment charges.

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

        The carrying value and estimated fair value of the Company's long-term debt, including current maturities but excluding capital leases, as of February 1, 2014 are as follows:

			Fair Value Measurements Using
	Carrying Value	Total Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Second lien senior secured notes	$407,292	$398,972	$398,972	$—	$—
Mortgage facilities	219,564	222,168	—	—	222,168
Senior secured credit facility	184,879	184,879	—	—	184,879

Total	$811,735	$806,019	$398,972	$—	$407,047

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

5. FAIR VALUE MEASUREMENTS (Continued)

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

        The following table presents the fair value measurement for assets measured at fair value on a nonrecurring basis as of February 1, 2014:

	February 1, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Property, fixtures and equipment	$8,218	$—	$—	$8,218	$(5,962)
Intangible assets	$766	$—	$—	$766	$(268)

        In 2013, in accordance with ASC 360-10-35, property, fixtures and equipment with a carrying amount of $14,180 were written down to their fair value of $8,218, resulting in an impairment charge of $5,962, which is reflected in impairment charges.

        Additionally in 2013, in accordance with ASC 350-30-35, an intangible asset not subject to amortization and an intangible asset subject to amortization with carrying amounts of $820 and $214, respectively, were written down to their fair value of $766 and $0, respectively, resulting in impairment charges of $54 and $214, respectively, which are reflected in impairment charges.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

5. FAIR VALUE MEASUREMENTS (Continued)

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

6. SUPPLEMENTAL BALANCE SHEET INFORMATION

        Prepaid expenses and other current assets were comprised of the following:

	February 1, 2014	February 2, 2013
Other receivables	$39,569	$36,029
Prepaid expenses	36,716	34,572

Total	$76,285	$70,601

        Accrued expenses were comprised of the following:

	February 1, 2014	February 2, 2013
Customer liabilities	$45,431	$46,038
Taxes	30,942	35,004
Other	74,222	84,494

Total	$150,595	$165,536

        Other long-term liabilities were comprised of the following:

	February 1, 2014	February 2, 2013
Deferred landlord allowances	$71,235	$57,037
Deferred proprietary credit card program signing bonus	31,977	39,100
Employee defined benefit plans	51,469	83,597
Other	27,936	29,877

Total	$182,617	$209,611

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

7. SUPPLEMENTAL CASH FLOW INFORMATION

        The following supplemental cash flow information is provided for the periods reported:

	2013	2012	2011
Cash paid for:
Interest, net of amounts capitalized	$76,734	$76,303	$86,821
Income taxes, net of refunds received	611	(767)	971
Non-cash investing and financing activities:
Property, fixtures and equipment included in accrued expenses	$6,446	$5,836	$6,981
Declared dividends to shareholders included in accrued expenses	983	—	962

8. EXIT OR DISPOSAL ACTIVITIES

        In 2013, the Company closed five stores, one of which was announced in 2011 and originally scheduled to close in the first quarter of 2014. In connection with the closing of these stores, the Company incurred involuntary associate termination costs and other closing costs of $189 and $1,089, respectively, which is included in SG&A expense in 2013. The Company paid $1,071 of these costs in 2013 with the balance to be paid in 2014.

        In 2012, the Company closed four stores, two of which were announced in 2011. In connection with the closing of these stores, the Company incurred involuntary associate termination costs and other closing costs of $105 and $79, respectively, which is included in SG&A expense in 2012. The Company paid $109 of these costs in 2012 and the balance of $75 was paid in 2013; additional related costs of $58 were expensed and paid in 2013. Additionally, the Company enacted reductions in administrative and support functions. Charges related to involuntary associate termination costs associated with these reductions were $7,556; these charges are included in SG&A expense in 2012. The Company paid $6,973 and $505 of these costs in 2012 and 2013, respectively, with the balance of $78 to be paid in 2014.

        In 2011, the Company closed two stores, relocated one store to a new location and announced the closing of two stores in 2012 and one in 2014. In connection with the actual and announced closing of these stores, the Company developed plans resulting in involuntary associate termination costs and other closing costs of $394 and $1,296, respectively, of which $1,415 is included in SG&A expense in 2011, $223 in 2012 (involuntary associate termination costs and other closing costs of ($121) and $344, respectively) and $52 in 2013 for additional involuntary associate termination costs. The Company paid $963 and $592 of these costs in 2011 and 2012, respectively, with the balance of $135 to be paid in 2014. Additionally, the Company began implementing a plan that impacted store staffing models. Charges related to involuntary associate termination costs included in SG&A expense were $235 and $(145) in 2011 and 2012, respectively. The Company paid $75 of these costs in 2011 and $15 in 2012.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

8. EXIT OR DISPOSAL ACTIVITIES (Continued)

        Following is a reconciliation of accruals related to the Company's closing activities:

	2013	2012	2011
Accrued beginning balance	$741	$612	$197
Provisions:
Associate termination benefits	241	7,395	688
Other closing costs	1,147	423	948

Total	1,388	7,818	1,636
Payments:
Associate termination benefits	(750)	(7,266)	(185)
Other closing costs	(959)	(423)	(1,036)

Total	(1,709)	(7,689)	(1,221)

Accrued balance at year-end	$420	$741	$612

9. EMPLOYEE BENEFIT PLANS

        The Company provides eligible employees with retirement benefits under a 401(k) salary reduction and employer contribution plan (the "Plan"). Employees become eligible to receive company contributions after they reach the age of 18, complete one year of service and have worked 1,000 hours in their first year of service or, if not, in any calendar year thereafter. Participants are eligible to receive a company matching contribution if they have contributed match eligible pre-tax dollars to the Plan and are employed on the last day of the Plan year with exceptions for retirement, death and disability. The company matching contributions consist of two parts: a match based on an employee's years of service and a profit sharing match. Under the Plan provisions, the majority of eligible employees are permitted to contribute up to 50% of their compensation to the Plan. Employees are permitted to begin non-matching contributions to the Plan after three months of service in a benefit status position. Employees are permitted to begin match-eligible contributions to the Plan after they complete one year of service and have worked 1,000 hours in their first year of service or, if not, in any calendar year thereafter. Employees are automatically enrolled to contribute 3% of pay unless the employee actively modifies or declines the election. Company matching contributions, not to exceed 6% of eligible employees' compensation, are at the discretion of the Company. Company matching contributions under the Plan become fully vested for eligible employees after three years of service in which the employee works 1,000 hours annually.

        The Plan also allows for a Company retirement contribution. Participants are eligible to receive a Company retirement contribution in the Plan if they have worked 1,000 hours in the calendar year and are employed on the last day of the Plan year. Company retirement contributions made during 2008 and beyond become fully vested after three years of service.

        The Company's 2013, 2012 and 2011 expense under the Plan was $1,546, $3,925 and $1,383, respectively. Pursuant to the provisions of the Plan, the Company determined that only a company matching contribution would be made for 2013, 2012 and 2011.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

9. EMPLOYEE BENEFIT PLANS (Continued)

        The Company provides a non-qualified defined benefit supplementary pension plan to certain former key executives. Employees become 100% vested in the plan benefits after achieving a specific age as defined in each employee's agreement. The benefits from this unfunded plan are paid upon retirement, providing the employee is age 60.

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

        Benefit obligations, fair value of plan assets and funded status of the plans are as follows:

	Pension Benefits		Medical and Life Insurance Benefits
	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$219,135	$213,838	$3,493	$3,761
Interest cost	7,993	8,468	122	142
Participant contributions	—	—	100	114
Benefits paid	(15,520)	(13,017)	(329)	(420)
Actuarial (gain) loss	(13,248)	9,846	(1,064)	(104)

Benefit obligation at end of year	$198,360	$219,135	$2,322	$3,493

Change in the fair value of plan assets:
Plan assets at beginning of year	$137,577	$119,812	$—	$—
Actual return on plan assets	12,707	13,100	—	—
Company contributions	13,230	17,682	229	306
Participant contributions	—	—	100	114
Benefits paid	(15,520)	(13,017)	(329)	(420)

Plan assets at end of year	$147,994	$137,577	$—	$—

Funded status	$(50,366)	$(81,558)	$(2,322)	$(3,493)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

9. EMPLOYEE BENEFIT PLANS (Continued)

        Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Medical and Life Insurance Benefits
	2013	2012	2013	2012
Accrued expenses	$(808)	$(863)	$(411)	$(590)
Other long-term liabilities	(49,558)	(80,695)	(1,911)	(2,903)

Net amount recognized	$(50,366)	$(81,558)	$(2,322)	$(3,493)

        Amounts recognized in AOCI consist of:

	Pension Benefits		Medical and Life Insurance Benefits
	2013	2012	2013	2012
Net actuarial loss (gain):
Gross amount recognized	$47,586	$71,165	$(2,759)	$(2,058)
Deferred tax expense	5,346	3,903	275	232

Net amount recognized	$52,932	$75,068	$(2,484)	$(1,826)

        The accumulated benefit obligation for all of the defined benefit and supplemental pension plans was $198,360 and $219,135 at February 1, 2014 and February 2, 2013, respectively. The benefit obligation and the accumulated benefit obligation for each of the pension benefit plans exceeded its assets at February 1, 2014 and February 2, 2013.

        Components of net periodic benefit expense (income) and other amounts recognized in OCI before income taxes are as follows:

	Pension Benefits			Medical and Life Insurance Benefits
	2013	2012	2011	2013	2012	2011
Net periodic benefit expense (income):
Interest cost	$7,993	$8,468	$9,493	$122	$142	$182
Expected return on plan assets	(8,942)	(8,628)	(9,435)	—	—	—
Recognition of net actuarial loss (gain)	6,566	6,758	2,511	(363)	(374)	(500)

Net periodic benefit expense (income)	$5,617	$6,598	$2,569	$(241)	$(232)	$(318)

Other changes in plan assets and benefit obligations recognized in OCI, before taxes:
Actuarial net (gain) loss	$(17,013)	$5,374	$37,660	$(1,064)	$(104)	$190
Recognition of net actuarial (loss) gain	(6,566)	(6,758)	(2,511)	363	374	500

Total recognized in OCI, before taxes	$(23,579)	$(1,384)	$35,149	$(701)	$270	$690

Total recognized in net periodic cost and OCI, before taxes	$(17,962)	$5,214	$37,718	$(942)	$38	$372

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

9. EMPLOYEE BENEFIT PLANS (Continued)

        The Company estimates the following amounts will be amortized from AOCI to net periodic cost during 2014:

	Pension Benefits	Medical and Life Insurance Benefits
Net actuarial loss (gain)	$3,774	$(519)

        Weighted average assumptions used to determine benefit obligations are as follows:

	Pension Benefits		Medical and Life Insurance Benefits
	2013	2012	2013	2012
Discount rate	4.20%	3.80%	4.20%	3.80%
Rate of compensation increase	N/A	N/A	N/A	N/A

        Weighted average assumptions used to determine net periodic benefit expense (income) are as follows:

	Pension Benefits			Medical and Life Insurance Benefits
	2013	2012	2011	2013	2012	2011
Discount rate	3.80%	4.10%	5.20%	3.80%	4.10%	5.20%
Expected long-term return on plan assets	6.60%	7.20%	7.50%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

        For measurement of the medical and life insurance benefits plan, the Company assumed a 7.0% annual rate of increase in the per capita cost of covered health care benefits for 2014, grading down to 5.0% by 2018.

        Assumed health care cost trend rate can have a significant effect on the amounts reported for the postretirement health care plan. A one-percentage point change in assumed health care costs would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total service and interest cost components	$4	$(3)
Effect on postretirement benefit obligation	91	(82)

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

9. EMPLOYEE BENEFIT PLANS (Continued)

        At February 1, 2014, the Company's target pension plan asset allocation was 57% equity securities, 33% fixed income and 10% hedge funds. Investment objectives for the pension plan assets include:

  •
  Providing a long-term return on plan assets that provides sufficient assets to fund pension plan liabilities at an acceptable level of risk.

  •
  Attempting to achieve a consistent, above-average rate of return through appreciation, income and reinvestment of funds consistent with a reasonable level of growth.

  •
  Diversifying investments within asset classes to reduce the impact of losses in a single investment.

        The weighted average pension plan asset allocation is as follows:

	2013	2012
Cash and cash equivalents	1%	2%
Equity securities	57%	57%
Fixed income	32%	31%
Hedge funds	10%	10%

        The fair value of each class of the pension plan assets as of February 1, 2014 is as follows:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$66	$2,193	$—	$2,259
Equity securities:
U.S. large-cap companies—diversified sectors	8,097	—	—	8,097
U.S. small-cap companies—diversified sectors	4,082	—	—	4,082
Real estate investment trust companies	537	—	—	537
Mutual funds:
Fixed income(1)	23,841	—	—	23,841
Collective trusts:
U.S. large-cap equity	—	39,444	—	39,444
U.S. small-cap equity	—	2,593	—	2,593
International developed economies equity	—	24,933	—	24,933
International emerging economies equity	—	3,907	—	3,907
Fixed income(1)	—	24,219	—	24,219
Multi-strategy hedge funds(2)	—	14,082	—	14,082

Total	$36,623	$111,371	$—	$147,994

(1)
Primarily invested in U.S. government securities, municipals, mortgage-backed securities, investment grade and high yield bonds.

(2)
These investments are subject to a redemption frequency restriction of quarterly, subject to advance notification requirements ranging from 60 to 91 days. Certain of these investments are subject to a lock-up period of one year, where no redemption is allowed.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

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

(2)
These investments are subject to a redemption frequency restriction of quarterly, subject to advance notification requirements ranging from 60 to 91 days. Certain of these investments are subject to a lock-up period of one year, where no redemption is allowed.

        Changes in the fair value of the pension plans level 3 assets are as follows:

	2013	2012
Fair value at beginning of year	$738	$4,413
Gain on plan assets relating to assets still held at the reporting date	23	223
Purchases, sales, settlements, net	—	700
Transfers into (out of) level 3, net	(761)	(4,598)

Fair value at end of year	$—	$738

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

9. EMPLOYEE BENEFIT PLANS (Continued)

        Information about the expected cash flows related to the pension and other postretirement benefit plans is as follows:

	Pension Benefits	Medical and Life Insurance Benefits
Expected Company contributions in 2014	$15,079	$411
Expected plan benefit payments (net of expected participant contributions) for year:
2014	$16,252	$411
2015	15,440	366
2016	14,591	321
2017	14,036	278
2018	13,424	238
2019 - 2023	59,303	735

10. LONG-TERM DEBT

        Long-term debt consisted of the following:

	February 1, 2014	February 2, 2013
Senior secured credit facility—expires on December 12, 2018; interest payable periodically at varying rates (3.09% weighted average for 2013)	$184,879	$154,335
Senior notes—mature on March 15, 2014; interest payable each March 15 and September 15 at 10.25%	—	133,983
Second lien senior secured notes—mature on July 15, 2017; interest payable each March 15 and September 15 at 10.625%	57,292	329,998
Second lien senior secured notes—mature on June 15, 2021; interest payable each June 15 and December 15 at 8.00%	350,000	—
Mortgage loan facility—principal payable in varying monthly installments, with balance due April 1, 2016; interest payable monthly at 6.21%; secured by land and buildings	218,492	225,020
Mortgage notes payable—principal payable in varying monthly installments through June 2016; interest payable monthly at 9.62%; secured by land and buildings	1,072	1,414

Total debt	811,735	844,750
Less: current maturities	(7,363)	(75,886)

Long-term debt	$804,372	$768,864

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

10. LONG-TERM DEBT (Continued)

Senior Secured Credit Facility

        On March 21, 2011, The Bon-Ton Department Stores, Inc.; The Elder-Beerman Stores Corp.; Carson Pirie Scott II, Inc.; Bon-Ton Distribution, Inc.; and McRIL, LLC, as borrowers (the "Borrowers"), and the Company and certain other subsidiaries as obligors (together with the Borrowers and the Company, the "Obligors") entered into the Second Amended and Restated Loan and Security Agreement (the "Second Amended Revolving Credit Facility") with Bank of America, N.A., as Agent, and certain financial institutions as lenders that amended and restated the Company's prior revolving credit facility. The Second Amended Revolving Credit Facility initially provided for a revolving credit facility of $625,000. Unamortized deferred financing fees of $1,271 were accelerated on the date of the agreement and recognized in loss (gain) on exchange/extinguishment of debt.

        On October 25, 2012, the Obligors entered into a First Amendment to the Second Amended Revolving Credit Facility, which (1) increased the borrowing limit to $675,000 and (2) increased the margins applicable to borrowings under the Tranche A-1 revolving commitments. Unamortized deferred financing fees of $202 were accelerated and recognized in loss (gain) on exchange/extinguishment of debt.

        On December 12, 2013, the Obligors entered into a Second Amendment to the Second Amended Revolving Credit Facility, which, among other changes, (1) decreased the margins applicable to borrowings, (2) decreased the unused line fee, (3) extended the maturity date of the commitments under the Second Amended Revolving Credit Facility to the earlier of December 12, 2018 and a springing maturity date based on the maturity of the Company's second lien senior secured notes and any junior debt, if incurred, and (4) excluded from the calculation of such springing maturity date the Company's existing mortgage loan debt and up to $60,000 of second lien senior secured notes. Unamortized deferred financing fees of $136 were accelerated and recognized in loss (gain) on exchange/extinguishment of debt.

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

        The borrowing limit under the Second Amended Revolving Credit Facility totals $675,000 (including a $150,000 sub-line for letters of credit and $75,000 for swing line loans). The Second Amended Revolving Credit Facility provides that the Borrowers may make requests to increase the commitments up to $900,000 in the aggregate upon the satisfaction of certain conditions, provided that the lenders are under no obligation to provide any such increases.

        Borrowings under the Second Amended Revolving Credit Facility bear interest at either (1) Adjusted LIBOR (based on the British Bankers Association per annum LIBOR Rate for an interest period selected by the Borrowers) plus an applicable margin or (2) a base rate (based on the highest of (a) the Federal Funds Rate plus 0.5%, (b) the Bank of America prime rate, and (c) Adjusted LIBOR

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

10. LONG-TERM DEBT (Continued)

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

        The financial covenant contained in the Second Amended Revolving Credit Facility requires that the minimum excess availability be an amount greater than or equal to the greater of (1) 10% of the lesser of: (a) the aggregate commitments at such time and (b) the aggregate borrowing base at such time and (2) $50,000. The affirmative covenants include requirements that the Obligors and their subsidiaries provide the lenders with certain financial statements, forecasts and other reports, borrowing base certificates and notices; comply with various federal, state and local rules and regulations, their organizational documents and their material contracts; maintain their properties; and take certain actions with respect to any future subsidiaries. In addition, there are certain limitations on the Obligors and their subsidiaries, including limitations on any debt the Obligors may have in addition to the existing debt, and the terms of that debt; acquisitions, joint ventures and investments; mergers and consolidations; dispositions of property; dividends by the Obligors or their subsidiaries (dividends paid may not exceed $10,000 in any year or $30,000 during the term of the agreement; however, additional dividends may be paid subject to meeting other requirements); transactions with affiliates; changes in the business or corporate structure of the Obligors or their subsidiaries; prepaying, redeeming or repurchasing certain debt; changes in accounting policies or reporting practices, unless required by generally accepted accounting principles; and speculative transactions. The Second Amended Revolving Credit Facility also provides that it is a condition precedent to borrowing that no event has occurred that could reasonably be expected to have a material adverse effect, as defined in the agreement, on the Company. If the Company fails to comply with the financial covenant or the other restrictions contained in the Second Amended Revolving Credit Facility, mortgage loan facility or the indentures that govern the second lien senior secured notes, an event of default would occur. An event of default could result in the acceleration of the Company's debt due to the cross-default provisions within the debt agreements. The borrowing base calculation under the Second Amended Revolving Credit Facility contains an inventory advance rate subject to periodic review at the lenders' discretion.

        As of February 1, 2014, the Company had borrowings of $184,879 under the Second Amended Revolving Credit Facility, with $419,201 of borrowing availability (before taking into account the minimum borrowing availability covenant under this facility) and letter-of-credit commitments of $3,543.

Term Loan Facility

        On November 18, 2009, The Bon-Ton Department Stores, Inc. and The Elder-Beerman Stores Corp. as Borrowers, and the Company and certain other subsidiaries as Obligors entered into a Second Lien Loan and Security Agreement expiring November 18, 2013 (the "Term Loan Facility"). The Term Loan Facility principal balance was voluntarily paid in full on January 31, 2011. As a result of such prepayment, the Company paid an early termination fee of $3,750 (5% of the principal amount repaid) and $14 in legal fees simultaneously with the prepayment of the outstanding indebtedness. In addition,

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

10. LONG-TERM DEBT (Continued)

$4,415 of unamortized deferred financing fees was accelerated on the date of the termination. Fees paid and deferred financing fees accelerated were recognized in loss (gain) on exchange/extinguishment of debt.

Senior Notes

        On March 6, 2006, The Bon-Ton Department Stores, Inc. (the "Issuer") entered into an indenture (the "Indenture") with The Bank of New York, as trustee, under which the Issuer issued $510,000 aggregate principal amount of its 10 1/4% Senior Notes due 2014 (the "2014 Notes"). In the fourth quarter of 2011, the Company repurchased, in open market transactions, $46,000 (principal amount) of the 2014 Notes. As a result of such transactions, the Company realized a gain of $18,685. In addition, $506 of unamortized deferred financing fees was accelerated on the transaction dates. The gain on repurchase, partially offset by the accelerated deferred financing fees, was recognized in loss (gain) on exchange/extinguishment of debt.

        On June 4, 2012, the Issuer commenced an offer to certain eligible note holders to exchange its outstanding 2014 Notes for newly issued 10 5/8% Second Lien Senior Secured Notes due 2017 (the "2017 Notes" and, together with the 2014 Notes, the "Notes") upon the terms and conditions set forth in the Confidential Offering Memorandum and Consent Solicitation Statement. The Issuer received tenders with consents from holders of $330,017 principal amount of 2014 Notes, and, upon settlement, $329,998 principal amount of 2017 Notes was issued. The 2017 Notes are guaranteed by the Parent and by each of its subsidiaries, other than the Issuer, that is an Obligor under the Company's Second Amended Revolving Credit Facility. The 2017 Notes are secured by a second-priority lien on collateral owned by the Issuer and each of the guarantors consisting of substantially all of the Issuer's and guarantors' tangible and intangible assets securing the Second Amended Revolving Credit Facility, except for capital stock of the Issuer and certain of the Issuer's subsidiaries and certain other exceptions. In addition, the Issuer entered into a supplemental indenture adopting amendments to the Indenture to permit the liens securing the 2017 Notes. Fees associated with the exchange of debt totaled $7,114 and were recognized in loss (gain) on exchange/extinguishment of debt.

        On January 23, 2013, the Company issued a notice of partial redemption for $65,000 aggregate principal amount of the 2014 Notes at a cash redemption price equal to the principal amount plus accrued and unpaid interest. The redemption was completed on February 22, 2013 through additional borrowings on the Second Amended Revolving Credit Facility and, as a result, the $65,000 of redeemed 2014 Notes was classified as long-term debt as of February 2, 2013. The remaining outstanding $68,983 aggregate principal amount of 2014 Notes was expected to be paid in 2013 and, therefore, was classified as current maturities of long-term debt as of February 2, 2013. Fees and accelerated amortization of deferred fees totaling $360 related to the redemption were recognized in loss (gain) on exchange/extinguishment of debt.

        On May 13, 2013, the Issuer commenced tender offers (the "Tender Offers") to purchase all of its outstanding 2014 Notes and up to $223,000 aggregate principal amount of its 2017 Notes.

        On May 28, 2013, the Issuer issued $350,000 principal amount of its 8.00% Second Lien Senior Secured Notes due 2021 (the "2021 Notes"). The 2021 Notes are guaranteed by, and are secured by a

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

10. LONG-TERM DEBT (Continued)

second-priority lien on substantially all of the current and future assets of, the Parent and certain of its subsidiaries.

        A portion of the net proceeds from the sale of the 2021 Notes was used to purchase the Issuer's outstanding Notes pursuant to the Tender Offers, which expired on June 10, 2013. The Issuer received tenders from holders of $30,059 principal amount of the 2014 Notes and $187,706 principal amount of the 2017 Notes. The purchase included associated interest and tender premium.

        In addition, a portion of the net proceeds from the sale of the 2021 Notes was used to pay related fees and expenses associated with said sale. Such fees and expenses will be deferred and amortized as interest expense over the term of the 2021 Notes.

        Also on May 28, 2013, the Issuer gave irrevocable notices of redemption for (1) all 2014 Notes not tendered in the Tender Offers and (2) $85,000 principal amount of the 2017 Notes. The Notes called for redemption were redeemed on June 27, 2013 at their principal amount plus accrued and unpaid interest. The purchase was effected using net proceeds from the sale of the 2021 Notes. Fees, tender premium and accelerated amortization of deferred fees totaling $3,937 related to the tender and redemption of the Notes were recognized in loss (gain) on exchange/extinguishment of debt.

Mortgage Facilities

        On March 6, 2006, certain bankruptcy remote special purpose entities (each an "SPE" and, collectively, the "SPEs") that are indirect wholly owned subsidiaries of the Parent entered into loan agreements with Bank of America, pursuant to which Bank of America provided a mortgage loan facility in the aggregate principal amount of $260,000 (the "Mortgage Loan Facility"). The Mortgage Loan Facility has a term of ten years and is secured by mortgages on 23 retail stores and one distribution center owned by the SPEs. Each SPE entered into a lease with each of the Parent's subsidiaries operating on such SPE's properties. A portion of the rental income received under these leases will be used to pay the debt service under the Mortgage Loan Facility. The Mortgage Loan Facility requires level monthly payments of principal and interest based on an amortization period of 25 years and the balance outstanding at the end of ten years will then become due and payable. Financial covenants contained in the Mortgage Loan Facility require that the SPEs maintain certain financial thresholds, as defined in the agreements.

        On May 17, 1996, the Company entered into 20-year mortgage agreements for its three stores located in Rochester, New York. On April 2, 2012, in connection with the sale of two of its Rochester stores, the Company prepaid its outstanding indebtedness of $5,374 under related mortgage loan agreements. The Company was required to pay an additional $1,026 due to the early termination. In addition, $143 of unamortized deferred financing fees related to the mortgage agreements was accelerated on the date of termination. The required additional payment and accelerated deferred financing fees were recognized in loss (gain) on exchange/extinguishment of debt.

        The Company was in compliance with all loan agreement restrictions and covenants during 2013.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

10. LONG-TERM DEBT (Continued)

        Debt maturities by year at February 1, 2014 are as follows:

2014	$7,363
2015	7,244
2016	204,957
2017	57,292
2018	184,879
2019 and thereafter	350,000

$811,735

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

        The following table summarizes the effect of the expired interest rate swaps on the consolidated statement of operations and AOCI after being de-designated on December 4, 2009:

	Location of Loss Reclassified from AOCI to the Statement of Operations	Amount of Loss Reclassified from AOCI to the Statement of Operations	Location of Loss Recognized in the Statement of Operations	Amount of Loss Recognized in the Statement of Operations
2011	Interest expense, net	$1,205	Interest expense, net	$93

12. INTEREST COSTS

        Interest costs for the Company are as follows:

	2013	2012	2011
Interest costs incurred, including amortization of deferred financing fees	$68,823	$83,122	$89,921
Interest income	(8)	(53)	(221)
Capitalized interest, net	(228)	(230)	(193)

Interest expense, net	$68,587	$82,839	$89,507

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

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

        At February 1, 2014, future minimum lease payments for the noncancelable terms of operating leases, including lease renewals determined to be reasonably assured, and the present value of net minimum lease payments under capital leases are as follows:

Year	Capital Leases	Operating Leases
2014	$7,623	$90,903
2015	7,500	87,861
2016	7,500	80,064
2017	8,125	74,520
2018	7,500	68,098
2019 and thereafter	36,875	296,289
Less: Sublease income	—	(1,263)

Total net minimum rentals	75,123	$696,472

Less: Amount representing interest	(22,349)

Present value of net minimum lease payments, of which $3,797 is due within one year	$52,774

        Certain leases contain renewal options ranging from one to 50 years. Included in the minimum lease payments under operating leases are leased vehicles, copiers, postage meters, computer equipment and a related-party commitment with an entity associated with the Company's majority shareholder of $224 for each of years 2014 through 2018 and $559 for 2019 and thereafter.

        Rental expense, net of sublease income, consisted of the following:

	2013	2012	2011
Operating leases:
Buildings:
Rental expense	$82,429	$82,954	$84,743
Contingent rentals	4,960	5,771	5,761
Fixtures and equipment	1,361	1,448	1,505

Totals	$88,750	$90,173	$92,009

        Rental expense includes amounts paid to an entity related to the Company's majority shareholder of $224 for each of 2013, 2012 and 2011.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

13. COMMITMENTS AND CONTINGENCIES (Continued)

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

14. SHAREHOLDERS' EQUITY

        The Company's capital structure consists of common stock with one vote per share and Class A common stock with ten votes per share. Transfers of the Company's Class A common stock are restricted. Upon sale or transfer of ownership or voting rights of Class A common stock to other than permitted transferees, such shares will convert to an equal number of common stock shares. Dividends, which are declared and paid on shares of common stock and Class A common stock, totaled $0.20 per share in 2013, 2012 and 2011 for each class of shares. Dividends in the aggregate totaled $3,345, $3,304 and $3,244 in 2013, 2012 and 2011, respectively, for common stock; dividends in the aggregate totaled $590 in each of 2013, 2012 and 2011 for Class A common stock. Additionally, the Company has authorized 5,000,000 shares of preferred stock; however, no preferred shares have been issued. Treasury stock, which consists of the Company's common stock, is accounted for using the cost method.

15. COMPREHENSIVE INCOME (LOSS)

        The accumulated balances for each classification of OCI are as follows:

	Pension and Postretirement Benefit Plans	Cash Flow Derivatives	Accumulated Other Comprehensive Loss
Balance at January 29, 2011	$(38,517)	$2,019	$(36,498)
Net current period change	(35,839)	(2,019)	(37,858)

Balance at January 28, 2012	(74,356)	—	(74,356)
Net current period change	1,114	—	1,114

Balance at February 2, 2013	(73,242)	—	(73,242)
Net current period change	22,794	—	22,794

Balance at February 1, 2014	$(50,448)	$—	$(50,448)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

15. COMPREHENSIVE INCOME (LOSS) (Continued)

        The related tax effects allocated to each component of OCI are as follows:

	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
2011:
Pension and postretirement benefit plans:
Reclassification adjustments for prior net actuarial loss	$2,011	$—	$2,011
Actuarial net loss	(37,850)	—	(37,850)

	(35,839)	—	(35,839)
Cash flow derivatives:
Reclassification adjustments for losses realized in net loss	1,205	(3,224)	(2,019)

Other comprehensive loss	$(34,634)	$(3,224)	$(37,858)

2012:
Pension and postretirement benefit plans:
Reclassification adjustments for prior net actuarial loss	$6,384	$—	$6,384
Actuarial net loss	(5,270)	—	(5,270)

Other comprehensive income	$1,114	$—	$1,114

2013:
Pension and postretirement benefit plans:
Reclassification adjustments for prior net actuarial loss	$6,203	$(393)	$5,810
Actuarial net gain	18,077	(1,093)	16,984

Other comprehensive income	$24,280	$(1,486)	$22,794

        The before-tax amounts of reclassification adjustments related to pension and postretirement benefit plans (see Note 9) and cash flow derivatives (see Note 11) were recorded within SG&A expense and interest expense, net, respectively.

        As a result of the full deferred tax asset valuation allowance maintained throughout 2013, 2012 and 2011, the changes recognized within OCI were recorded on a gross basis for 2012 and 2011 with regard to the pension and postretirement benefit plans. The change recognized within OCI for 2013 with regard to the pension and postretirement benefit plans is net of a $1,486 tax expense (see Note 17). The change recognized within OCI for 2011 with regard to the cash flow derivatives is net of a $3,224 tax expense resulting from the reclassification of the residual tax effect associated with certain interest rate swap contracts which expired on July 14, 2011.

16. SHARE-BASED COMPENSATION

        The Company's Amended and Restated 2009 Omnibus Incentive Plan (the "2009 Omnibus Plan"), as approved by shareholders on June 12, 2012, provides for the granting of common stock options, restricted shares, restricted stock units, performance shares, stock appreciation rights, phantom stock and dividend equivalent rights to certain employees, executive officers, directors, consultants and advisors. A maximum of 4,500,000 shares may be granted under the 2009 Omnibus Plan, in addition to 209,812 available shares transferred from the Company's Amended and Restated 2000 Stock Incentive

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

16. SHARE-BASED COMPENSATION (Continued)

and Performance-Based Award Plan (the "2000 Stock Plan") between June 16, 2009 and March 2, 2010. At February 1, 2014, 2,016,773 shares were available within the 2009 Omnibus Plan. Vesting periods for the awards are at the discretion of the Company's Board of Directors.

        The 2000 Stock Plan, as amended through June 17, 2008, provided for the granting of common stock options, restricted shares, restricted stock units and performance-based awards to certain employees, officers, directors, consultants and advisors. A maximum of 3,600,000 shares were available under the 2000 Stock Plan; no shares remain available as of February 1, 2014.

        Stock options are granted with an exercise price equal to the market value of the underlying stock on the grant date, and vest over one to four years with a contractual term of seven years. No stock options were granted during 2013, 2012 or 2011.

        Restricted shares granted during 2013, 2012 and 2011 vest over one to three years. Employees who are granted restricted shares are not required to pay for the shares; however, the shares will be forfeited if the employee does not remain employed with the Company until the restrictions on the shares lapse. In addition, vesting of certain restricted shares awarded during 2013, 2012 and 2011 was subject to the achievement of specified criteria based on Company performance.

        Restricted stock units granted during 2013, 2012 and 2011 vest over one year. Employees and directors who are granted restricted stock units are not required to pay for the shares; however, the shares will be forfeited if the employee or director does not remain employed with the Company, or continue to serve as a member of its Board of Directors, until the restricted stock units vest.

        The Company recognizes share-based compensation pursuant to ASC 718. The Company measures the cost of grantee services received in exchange for an award of equity instruments based on the grant date fair value of the award, and recognizes that cost over the period that the grantee is required to provide service in exchange for the award. For stock option awards, the Company estimates grant date fair value using the Black-Scholes option valuation model. For restricted share and restricted stock unit grants, grant date fair value is determined based upon the closing trading value of the Company's stock on the day of the grant. Certain restricted share grants for which vesting is based on service and performance requirements are additionally contingent on achievement of a positive total shareholder return measure; for these grants, the grant date fair value is determined using the Monte Carlo simulation model. The Company generally issues new stock to satisfy share-based awards.

        The compensation cost that has been recorded within SG&A expense for the Company's share-based award plans was $3,586, $4,454 and $5,261 for 2013, 2012 and 2011, respectively. There was no income tax benefit or expense recognized in the 2013, 2012 and 2011 consolidated statements of operations for share-based award compensation due to continuation of a full valuation allowance on all net deferred tax assets related to share-based award compensation.

        Cash received from exercised stock options was $595, $538 and $398 for 2013, 2012 and 2011, respectively. Actual tax deduction benefits from exercised stock options and vested restricted shares totaled $2,456, $2,115 and $2,343 for 2013, 2012 and 2011, respectively.

        Awards with graded vesting are recognized using graded amortization.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

16. SHARE-BASED COMPENSATION (Continued)

        Based upon an examination of forfeiture rates for the various classes of stock options, restricted stock units and restricted shares, Company management does not believe the total number of options or shares that are vested and expected to vest as of February 1, 2014 are materially different from the respective number of options or shares outstanding as of February 1, 2014.

Stock Options

        The Company's stock options include stock options granted from the 2000 Stock Plan.

        A summary of the stock options as of February 1, 2014 and changes during 2013 is presented below:

	Shares Under Option	Weighted Average Per-Share Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of February 2, 2013	694,230	$18.50
Exercised	(113,850)	5.23
Expired	(299,480)	23.68

Outstanding as of February 1, 2014	280,900	18.36	0.87	$1,123

Exercisable as of February 1, 2014	280,900	$18.36	0.87	$1,123

        The total intrinsic value of options exercised during 2013, 2012 and 2011 was $1,095, $695 and $754, respectively. As of February 1, 2014, there was no unrecognized compensation cost related to unvested stock options.

Restricted Stock Units

        Restricted stock units consist of units granted from the 2009 Omnibus Plan. The fair value of each restricted stock unit award is determined based upon the closing trading value of the Company's stock on the day of the grant. A summary of the restricted stock units as of February 1, 2014 and changes during 2013 is presented below:

	Restricted Stock Units		Weighted-Average Grant Date Fair Value
	Performance and Service Required	Service Required	Performance and Service Required	Service Required
Outstanding as of February 2, 2013	—	362,274	$—	$7.50
Granted	—	23,769	—	18.89
Settled	—	(38,155)	—	5.56

Outstanding as of February 1, 2014	—	347,888	—	8.49

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

16. SHARE-BASED COMPENSATION (Continued)

        As of February 1, 2014, there was $175 of total unrecognized compensation cost related to restricted stock units that is expected to be recognized over a weighted average period of 0.38 years. Vested awards will be settled in shares after certain events and time periods occur, as defined within the terms of the restricted stock unit grant agreements.

        The total fair value of restricted stock units vested during 2013, 2012 and 2011 was $1,980, $219 and $515, respectively.

        The weighted-average grant date fair value of service restricted stock units granted during 2013, 2012 and 2011 was $18.89 per unit, $5.29 per unit and $8.65 per unit, respectively. There were no performance and service restricted stock units granted during 2013, 2012 or 2011.

        Outstanding restricted stock units totaling 23,769 and 95,883 were unvested as of February 1, 2014 and February 2, 2013, respectively, with a weighted-average grant date fair value of $18.89 per unit and $5.29 per unit, respectively. All restricted stock units granted during 2013 were unvested as of February 1, 2014. No unvested restricted stock units were forfeited or settled during 2013.

        The Company pays cash dividend equivalents on all outstanding restricted stock units.

Restricted Shares

        The Company's restricted shares consist of shares granted from the 2009 Omnibus Plan. The fair value of each restricted share award is determined based upon the closing trading value of the Company's stock on the day of the grant, except for performance and service grants with vesting additionally contingent on achievement of a positive total shareholder return measure for which the grant date fair value is determined using the Monte Carlo simulation model. A summary of the restricted share awards as of February 1, 2014 and changes during 2013 is presented below:

	Restricted Shares		Weighted-Average Grant Date Fair Value
	Performance and Service Required	Service Required	Performance and Service Required	Service Required
Nonvested as of February 2, 2013	—	1,117,000	$—	$10.84
Granted	670,000	215,000	12.33	12.93
Vested	—	(474,000)	—	12.98
Forfeited	(190,000)	(50,500)	13.24	11.52

Nonvested as of February 1, 2014	480,000	807,500	12.01	10.09

        As of February 1, 2014, there was $2,462 of total unrecognized compensation cost related to restricted shares that is expected to be recognized over a weighted average period of 1.79 years.

        The total fair value of shares vested during 2013, 2012 and 2011 was $6,211, $4,291 and $5,158, respectively.

        The weighted-average grant date fair value of service restricted shares granted during 2013, 2012 and 2011 was $12.93 per share, $6.00 per share and $13.60 per share, respectively. The weighted-average grant date fair value of service and performance restricted shares granted during 2013, 2012

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

16. SHARE-BASED COMPENSATION (Continued)

and 2011 was $13.31 per share, $7.75 per share and $14.50 per share, respectively. The weighted-average grant date fair value of service and performance restricted shares for which vesting was contingent on achievement of a positive total shareholder return measure granted during 2013 was $9.34 per share; no such shares were granted in 2012 and 2011.

        The Company pays cash dividends on all outstanding restricted shares, other than those that are performance-based.

17. INCOME TAXES

        Components of the income tax (benefit) provision were as follows:

	2013	2012	2011
Current:
Federal	$—	$(39)	$(25)
State	(332)	(1,133)	506

Total current	(332)	(1,172)	481

Deferred:
Federal	191	1,164	(1,853)
State	57	236	(647)

Total deferred	$248	$1,400	$(2,500)

Income tax (benefit) provision	$(84)	$228	$(2,019)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

17. INCOME TAXES (Continued)

        Components of gross deferred tax assets and liabilities were as follows:

	February 1, 2014	February 2, 2013
Deferred tax assets:
Net operating losses	$49,598	$43,357
Alternative minimum tax credits	5,529	5,029
Defined benefit pension obligations	18,097	30,600
Accrued expenses	6,629	7,399
Inventories	3,284	2,945
Equity compensation	4,055	6,441
Rent amortization	38,114	32,415
Capital leases	20,438	21,516
Deferred revenue	21,081	23,687
Other	14,422	15,572

Gross deferred tax assets	181,247	188,961
Less: Valuation allowance	(144,908)	(152,735)

Total gross deferred tax assets	36,339	36,226

Deferred tax liabilities:
Property, fixtures and equipment	(31,391)	(34,190)
Tradenames	(6,980)	(5,246)
Other	(4,947)	(2,036)

Total gross deferred tax liabilities	(43,318)	(41,472)

Net deferred tax liabilities	$(6,979)	$(5,246)

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

        The Company has evaluated its deferred tax assets each reporting period, including assessment of its cumulative income or loss over the prior three-year period, to determine if valuation allowances were required. With respect to reviews during 2013, 2012 and 2011, the Company's three-year historical cumulative loss and the continuation of uncertain near-term economic conditions impeded the Company's ability to rely on its projections of future taxable income in assessing valuation allowance requirements. As such, the Company concluded that it was necessary to maintain a full valuation

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

17. INCOME TAXES (Continued)

allowance on its net deferred tax assets. If actual results differ from the Company's underlying estimates, or these estimates are adjusted in future periods, the Company may need to adjust its valuation allowance—which could materially impact its financial position and results of operations.

        If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard for realization under ASC 740, the valuation allowance would be reduced accordingly in the period that such a conclusion is reached.

        As a result of the full deferred tax asset valuation allowance maintained throughout 2013, 2012 and 2011, the changes recognized within OCI were recorded on a gross basis, with the exception of the tax benefit recorded for the loss in continuing operations in the fourth quarter of 2013 (discussed below) and the reclassification of the residual tax effect associated with certain interest rate swap contracts which expired on July 14, 2011 (see Note 11).

        At February 1, 2014, the Company had federal and state net operating loss carry-forwards of $91,196 and $300,354, respectively, which are available to offset future federal and state taxable income, subject to certain limitations imposed by Section 382. These net operating losses will expire in various years from 2014 through 2033.

        The Company had carry-forwards for general business tax credits of $4,742 and $4,034 as of February 1, 2014 and February 2, 2013, respectively. These credits will expire in 2033.

        The Company had carry-forwards for alternative minimum tax credits of $5,529 and $5,029 as of February 1, 2014 and February 2, 2013, respectively. The Company acquired $2,064 of these credits in connection with an acquisition; their use is subject to the limitations imposed by Section 382. These credits can be carried-forward indefinitely.

        In 2013, the Company recorded a net income tax benefit of $84 which includes a $1,486 non-cash income tax benefit from continuing operations. Pursuant to ASC 740, the Company is required to consider all items (including items recorded in OCI) in determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations. As a result, the Company recorded a tax benefit on the loss from continuing operations for the year, which is exactly offset by income tax expense on OCI. However, while the income tax benefit from continuing operations is reported in the consolidated statement of operations, the income tax expense on OCI is recorded directly to AOCI, which is a component of shareholders' equity. Because the income tax expense on OCI is equal to the income tax benefit from continuing operations for this item, the Company's year-end net deferred tax position is not impacted by this tax allocation. The resulting residual income tax expense will remain in AOCI until all amounts in AOCI that relate to the plan or program that gave rise to the residual income taxes are recognized in the consolidated statement of operations. The Company will reclassify to earnings all residual tax amounts relating to its pension and retiree medical liability in the period in which these plans or programs are terminated.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

17. INCOME TAXES (Continued)

        A reconciliation of the tax (benefit) expense to the tax at the statutory federal income rate is as follows:

	2013	2012	2011
Tax benefit at statutory rate	$(1,274)	$(7,464)	$(4,951)
State income taxes, net of federal benefit	(59)	(1,667)	(668)
Valuation allowance changes, net	1,728	7,443	7,436
Tax benefit resulting from OCI allocation	(1,486)	—	—
Residual tax reclassed from OCI	—	—	(3,224)
Tax credits	(553)	(408)	(1,184)
Nondeductible expenses	1,550	2,000	315
Changes in state deferred tax rate	11	324	248
Other, net	(1)	—	9

Tax (benefit) expense at effective rate	$(84)	$228	$(2,019)

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

	2013	2012	2011
Balance at beginning of year	$9,339	$9,961	$10,749
Increases related to prior year tax positions	—	59	30
Decreases related to prior year tax positions	—	—	(526)
Settlements with taxing authorities	—	(467)	(272)
Lapse of statute	(177)	(214)	(20)

Balance at end of year	$9,162	$9,339	$9,961

        The total amount of gross unrecognized tax benefits that, if recognized, would impact the effective tax rate was $78 and $255 as of February 1, 2014 and February 2, 2013, respectively.

        During 2014, it is reasonably possible that the gross unrecognized tax benefits will decrease by up to $21, all of which could impact the income tax provision. This potential decrease is due to expiration of certain statutes of limitation.

        It is the Company's policy to record interest and penalties on unrecognized tax benefits as an income tax provision. For 2013, the Company recorded $17 as an income tax provision, offset by a $63 reduction of accrued interest due to a statute expiration. For 2012, the Company recorded $117 as an income tax provision, offset by a $1,374 reduction of accrued interest. The offset was a result of $144 of accrued interest related to a statute expiration and $1,230 related to a settlement. For 2011, the Company recorded $387 as an income tax provision to reflect additional interest on unrecognized tax benefits, offset by a $171 reduction of accrued interest pursuant to recognition of certain prior year tax

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

17. INCOME TAXES (Continued)

positions and lapses of statues during 2011. At February 1, 2014 and February 2, 2013, the Company had accruals of $20 and $66, respectively, for interest and penalties on unrecognized tax benefits.

        The Company's federal tax returns for the years ended January 29, 2011 through the present are open to examination, as are the Company's various state tax returns for the years ended January 31, 2010 through the present.

18. QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended
2013:	May 4, 2013	August 3, 2013	November 2, 2013	February 1, 2014
Net sales	$646,904	$557,140	$651,161	$914,863
Costs of merchandise sold	421,588	351,008	412,932	583,144
Selling, general and administrative expense	225,096	211,253	215,204	247,810
(Loss) income from operations	(7,117)	(15,461)	15,850	76,108
Net (loss) income	(26,635)	(37,329)	(931)	61,339
Basic (loss) earnings per share	$(1.41)	$(1.95)	$(0.05)	$3.06
Diluted (loss) earnings per share	$(1.41)	$(1.95)	$(0.05)	$3.04

        The quarter ended August 3, 2013 includes a loss on extinguishment of debt totaling $3,917 for fees, tender premium and accelerated amortization of deferred fees in conjunction with the tender and redemption of the Company's Notes (see Note 10).

        The quarter ended February 1, 2014 includes impairment charges of $5,510 resulting in a reduction in the carrying amount of certain store properties (see Note 3) and $268 related to the reduction in the value of certain intangible assets (see Note 4).

        Per share amounts are computed independently for each of the quarters presented. The sum of the quarters does not equal the total year amount due to a mixture of net loss and net income quarters, with differing application of basic and diluted common shares outstanding pursuant to the two-class method.

	Quarter Ended
2012:	April 28, 2012	July 28, 2012	October 27, 2012	February 2, 2013
Net sales	$640,771	$594,855	$668,731	$1,015,054
Costs of merchandise sold	421,216	380,716	424,219	647,739
Selling, general and administrative expense	228,240	219,435	224,846	263,654
(Loss) income from operations	(18,529)	(17,613)	10,813	95,328
Net (loss) income	(40,780)	(45,039)	(10,148)	74,414
Basic (loss) earnings per share	$(2.23)	$(2.43)	$(0.55)	$3.74
Diluted (loss) earnings per share	$(2.23)	$(2.43)	$(0.55)	$3.71

        The quarter ended July 28, 2012 includes a loss on the exchange of debt of $6,301 for fees associated with the exchange of the Company's 2014 Notes for 2017 Notes (see Note 10).

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

18. QUARTERLY RESULTS (UNAUDITED) (Continued)

        The quarter ended February 2, 2013 includes an additional week of operations in accordance with the National Retail Federation fiscal reporting calendar, resulting in a 14-week reporting period. (This compares with a reporting period of 13 weeks in 2013.) Financial results in the quarter include impairment charges of $4,338 resulting in a reduction in the carrying amount of certain store properties (see Note 3) and $750 related to the reduction in the value of three indefinite-lived private label brand names (see Note 4).

        Per share amounts are computed independently for each of the quarters presented. The sum of the quarters does not equal the total year amount due to a mixture of net loss and net income quarters, with differing application of basic and diluted common shares outstanding pursuant to the two-class method.

19. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

        Certain debt obligations of the Company, which constitute debt obligations of the Issuer, are guaranteed by the Parent and by each of its subsidiaries, other than the Issuer, that is an Obligor under the Company's Second Amended Revolving Credit Facility. Separate financial statements of the Parent, the Issuer and such subsidiary guarantors are not presented because the guarantees by the Parent and each 100% owned subsidiary guarantor are joint and several, full and unconditional, except for certain customary limitations which are applicable only to a subsidiary guarantor. These customary limitations include releases of a guarantee (1) if the subsidiary guarantor no longer guarantees other indebtedness of the Issuer; (2) if there is a sale or other disposition of the capital stock of a subsidiary guarantor and if such sale complies with the covenant regarding asset sales; and (3) if the subsidiary guarantor is properly designated as an "unrestricted subsidiary."

        The condensed consolidating financial information for the Parent, the Issuer and the guarantor and non-guarantor subsidiaries as of February 1, 2014 and February 2, 2013 and for 2013, 2012 and 2011 as presented below has been prepared from the books and records maintained by the Parent, the Issuer and the guarantor and non-guarantor subsidiaries. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the guarantor and non-guarantor subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from affiliates will exist at any time.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

19. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

The Bon-Ton Stores, Inc.

Condensed Consolidating Balance Sheet

February 1, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Company Consolidated
Assets
Current assets:
Cash and cash equivalents	$1	$2,889	$4,168	$—	$—	$7,058
Merchandise inventories	—	454,718	255,015	—	—	709,733
Prepaid expenses and other current assets	—	67,670	4,437	4,726	(548)	76,285

Total current assets	1	525,277	263,620	4,726	(548)	793,076

Property, fixtures and equipment at cost, net	—	232,869	166,720	240,415	—	640,004
Deferred income taxes	—	4,076	11,689	—	—	15,765
Intangible assets, net	—	33,260	69,540	—	—	102,800
Investment in and advances to (from) affiliates	127,955	344,188	387,556	(90)	(859,609)	—
Other long-term assets	—	24,169	533	882	—	25,584

Total assets	$127,956	$1,163,839	$899,658	$245,933	$(860,157)	$1,577,229

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$—	$200,465	$—	$—	$—	$200,465
Accrued payroll and benefits	—	22,567	5,776	—	—	28,343
Accrued expenses	—	74,115	76,981	47	(548)	150,595
Current maturities of long-term debt and obligations under capital leases	—	548	3,249	7,363	—	11,160
Deferred income taxes	—	8,451	14,293	—	—	22,744

Total current liabilities	—	306,146	100,299	7,410	(548)	413,307

Long-term debt and obligations under capital leases, less current maturities	—	597,857	43,291	212,201	—	853,349
Other long-term liabilities	—	132,690	48,220	1,707	—	182,617

Total liabilities	—	1,036,693	191,810	221,318	(548)	1,449,273

Shareholders' equity	127,956	127,146	707,848	24,615	(859,609)	127,956

Total liabilities and shareholders' equity	$127,956	$1,163,839	$899,658	$245,933	$(860,157)	$1,577,229

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

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

(In thousands, except share and per share data)

19. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

2013

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Company Consolidated
Net sales	$—	$1,629,103	$1,140,965	$—	$—	$2,770,068
Other income	—	36,999	26,993	—	—	63,992

	—	1,666,102	1,167,958	—	—	2,834,060
Costs and expenses:
Costs of merchandise sold	—	1,048,047	720,625	—	—	1,768,672
Selling, general and administrative	—	549,064	380,885	120	(30,706)	899,363
Depreciation and amortization	—	41,849	33,018	11,005	—	85,872
Amortization of lease-related interests	—	1,775	2,768	—	—	4,543
Impairment charges	—	2,268	3,962	—	—	6,230

Income (loss) from operations	—	23,099	26,700	(11,125)	30,706	69,380
Other income (expense):
Intercompany income	—	2,656	19,660	26,821	(49,137)	—
Equity in (losses) earnings of subsidiaries	(3,640)	44,074	—	—	(40,434)	—
Interest expense, net	—	(69,036)	(3,596)	(14,386)	18,431	(68,587)
Loss on exchange/extinguishment of debt	—	(4,433)	—	—	—	(4,433)

(Loss) income before income taxes	(3,640)	(3,640)	42,764	1,310	(40,434)	(3,640)
Income tax (benefit) provision	(84)	(84)	919	—	(835)	(84)

Net (loss) income	$(3,556)	$(3,556)	$41,845	$1,310	$(39,599)	$(3,556)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

19. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive Income

2013

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Company Consolidated
Net (loss) income	$(3,556)	$(3,556)	$41,845	$1,310	$(39,599)	$(3,556)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	22,794	22,794	—	—	(22,794)	22,794

Comprehensive income	$19,238	$19,238	$41,845	$1,310	$(62,393)	$19,238

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

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

(In thousands, except share and per share data)

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

(In thousands, except share and per share data)

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

(In thousands, except share and per share data)

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

(In thousands, except share and per share data)

19. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Cash Flows

2013

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Company Consolidated
Net cash provided by operating activities	$5,086	$92,921	$19,304	$11,898	$(9,142)	$120,067

Cash flows from investing activities:
Capital expenditures	—	(60,458)	(16,878)	—	—	(77,336)
Intercompany investing activity	(595)	(567)	—	—	1,162	—
Proceeds from sale of property, fixtures and equipment	—	1,332	3	—	—	1,335

Net cash used in investing activities	(595)	(59,693)	(16,875)	—	1,162	(76,001)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(1,257,776)	(2,772)	(6,870)	—	(1,267,418)
Proceeds from issuance of long-term debt	—	1,229,418	—	—	—	1,229,418
Intercompany financing activity	—	(2,952)	—	(5,028)	7,980	—
Deferred financing costs paid	—	(11,133)	—	—	—	(11,133)
Cash dividends paid	(2,952)	—	—	—	—	(2,952)
Restricted shares forfeited in lieu of payroll taxes	(2,134)	—	—	—	—	(2,134)
Proceeds from stock options exercised	595	—	—	—	—	595
Increase in book overdraft balances	—	8,690	—	—	—	8,690

Net cash used in financing activities	(4,491)	(33,753)	(2,772)	(11,898)	7,980	(44,934)

Net decrease in cash and cash equivalents	—	(525)	(343)	—	—	(868)

Cash and cash equivalents at beginning of period	1	3,414	4,511	—	—	7,926

Cash and cash equivalents at end of period	$1	$2,889	$4,168	$—	$—	$7,058

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

19. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Cash Flows

2012

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Company Consolidated
Net cash provided by operating activities	$6,515	$52,848	$15,907	$7,959	$(9,959)	$73,270

Cash flows from investing activities:
Capital expenditures	—	(55,835)	(17,935)	—	—	(73,770)
Intercompany investing activity	(538)	(1,867)	—	—	2,405	—
Proceeds from sale of property, fixtures and equipment	—	31	3	8,234	—	8,268

Net cash (used in) provided by investing activities	(538)	(57,671)	(17,932)	8,234	2,405	(65,502)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(717,119)	(3,040)	(13,494)	—	(733,653)
Proceeds from issuance of long-term debt	—	750,401	—	—	—	750,401
Intercompany financing activity	—	(4,855)	—	(2,699)	7,554	—
Debt exchange costs paid	—	(6,992)	—	—	—	(6,992)
Deferred financing costs paid	—	(1,135)	—	—	—	(1,135)
Cash dividends paid	(4,855)	—	—	—	—	(4,855)
Restricted shares forfeited in lieu of payroll taxes	(1,660)	—	—	—	—	(1,660)
Proceeds from stock options exercised	538	—	—	—	—	538
Decrease in book overdraft balances	—	(16,758)	—	—	—	(16,758)

Net cash (used in) provided by financing activities	(5,977)	3,542	(3,040)	(16,193)	7,554	(14,114)

Net decrease in cash and cash equivalents	—	(1,281)	(5,065)	—	—	(6,346)

Cash and cash equivalents at beginning of period	1	4,695	9,576	—	—	14,272

Cash and cash equivalents at end of period	$1	$3,414	$4,511	$—	$—	$7,926

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

19. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Cash Flows

2011

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Company Consolidated
Net cash provided by operating activities	$6,456	$64,431	$32,665	$13,347	$(17,102)	$99,797

Cash flows from investing activities:
Capital expenditures	—	(42,843)	(24,392)	—	—	(67,235)
Intercompany investing activity	(398)	(13)	—	—	411	—
Proceeds from sale of property, fixtures and equipment	—	365	2,308	108	—	2,781

Net cash (used in) provided by investing activities	(398)	(42,491)	(22,084)	108	411	(64,454)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(796,564)	(2,596)	(6,978)	—	(806,138)
Proceeds from issuance of long-term debt	—	773,906	—	—	—	773,906
Intercompany financing activity	—	(2,872)	(7,342)	(6,477)	16,691	—
Deferred financing costs paid	—	(5,931)	—	—	—	(5,931)
Cash dividends paid	(2,872)	—	—	—	—	(2,872)
Restricted shares forfeited in lieu of payroll taxes	(3,584)	—	—	—	—	(3,584)
Proceeds from stock options exercised	398	—	—	—	—	398
Increase in book overdraft balances	—	6,811	—	—	—	6,811

Net cash used in financing activities	(6,058)	(24,650)	(9,938)	(13,455)	16,691	(37,410)

Net (decrease) increase in cash and cash equivalents	—	(2,710)	643	—	—	(2,067)

Cash and cash equivalents at beginning of period	1	7,405	8,933	—	—	16,339

Cash and cash equivalents at end of period	$1	$4,695	$9,576	$—	$—	$14,272

20. SUBSEQUENT EVENT

        On March 18, 2014, the Company declared a quarterly cash dividend of $0.05 per share on shares of Class A common stock and common stock, payable May 5, 2014 to shareholders of record as of April 17, 2014.

 Schedule II: VALUATION AND QUALIFYING ACCOUNTS
THE BON-TON STORES, INC. AND SUBSIDIARIES

(Dollars in thousands) Classification	Balance at Beginning of Period	Charged to Costs & Expenses	Deductions	Balance at End of Period
Year ended January 28, 2012:
Accrual for sales returns	$19,051	—	(558)	$18,493
Accrual for purchase order violations reserve	$1,091	1,337	(1,651)	$777
Year ended February 2, 2013:
Accrual for sales returns	$18,493	—	(245)	$18,248
Accrual for purchase order violations reserve	$777	2,155	(2,003)	$929
Year ended February 1, 2014:
Accrual for sales returns	$18,248	—	(1,364)	$16,884
Accrual for purchase order violations reserve	$929	1,914	(2,097)	$746

 EXHIBIT INDEX

Exhibit		Description

4.2	(g)	Amendment No. 2 to Note Guarantee dated as of February 2, 2014, among The Bon-Ton Stores, Inc. and the guarantors named therein

4.3	(d)	Second Supplemental Indenture dated as of February 2, 2014, among The Bon-Ton Department Stores, Inc., The Bon-Ton Stores, Inc., the other guarantors named therein and Wells Fargo Bank, National Association, as trustee and collateral agent

10.7		Employment Agreement with Luis Fernandez

10.19	(b)	First Amendment to the Credit Card Program Agreement*

21		Subsidiaries of the Registrant

23		Consent of KPMG LLP

31.1		Certification of Brendan L. Hoffman

31.2		Certification of Keith E. Plowman

32		Certification Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Labels Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*
Portions of the document have been omitted pursuant to a request for confidential treatment.