Form 10-Q
period 2014-05-03
BON TON STORES INC
filed 2014-06-11
CIK 878079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended May 3, 2014	Commission File Number
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

As of May 30, 2014, there were 17,528,700 shares of Common Stock, $.01 par value, and 2,951,490 shares of Class A Common Stock, $.01 par value, outstanding.

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE BON-TON STORES, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	May 3,	May 4,	February 1,
(In thousands, except share and per share data)	2014	2013	2014

Assets
Current assets:
Cash and cash equivalents	$8,221	$9,017	$7,058
Merchandise inventories	711,780	731,461	709,733
Prepaid expenses and other current assets	73,138	71,613	76,285
Total current assets	793,139	812,091	793,076
Property, fixtures and equipment at cost, net of accumulated depreciation and amortization of $878,222, $825,089 and $865,111 at May 3, 2014, May 4, 2013 and February 1, 2014, respectively	629,453	642,190	640,004
Deferred income taxes	18,261	16,328	15,765
Intangible assets, net of accumulated amortization of $63,823, $59,479 and $62,068 at May 3, 2014, May 4, 2013 and February 1, 2014, respectively	101,045	108,680	102,800
Other long-term assets	24,684	17,904	25,584
Total assets	$1,566,582	$1,597,193	$1,577,229

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$188,169	$184,343	$200,465
Accrued payroll and benefits	21,575	29,162	28,343
Accrued expenses	152,328	149,648	150,595
Current maturities of long-term debt	7,058	7,014	7,363
Current maturities of obligations under capital leases	3,785	3,975	3,797
Deferred income taxes	25,686	22,020	22,744
Income taxes payable	—	32	—
Total current liabilities	398,601	396,194	413,307

Long-term debt, less current maturities	844,080	855,600	804,372
Obligations under capital leases, less current maturities	47,690	51,475	48,977
Other long-term liabilities	180,153	209,131	182,617
Total liabilities	1,470,524	1,512,400	1,449,273

Contingencies (Note 9)

Shareholders’ equity
Preferred Stock — authorized 5,000,000 shares at $0.01 par value; no shares issued	—	—	—
Common Stock — authorized 40,000,000 shares at $0.01 par value; issued shares of 17,831,500, 17,787,882 and 17,846,457 at May 3, 2014, May 4, 2013 and February 1, 2014, respectively	178	178	178
Class A Common Stock — authorized 20,000,000 shares at $0.01 par value; issued and outstanding shares of 2,951,490 at May 3, 2014, May 4, 2013 and February 1, 2014	30	30	30
Treasury stock, at cost — 337,800 shares at May 3, 2014, May 4, 2013 and February 1, 2014	(1,387)	(1,387)	(1,387)
Additional paid-in capital	160,564	158,977	160,772
Accumulated other comprehensive loss	(49,634)	(71,691)	(50,448)
(Accumulated deficit) retained earnings	(13,693)	(1,314)	18,811
Total shareholders’ equity	96,058	84,793	127,956
Total liabilities and shareholders’ equity	$1,566,582	$1,597,193	$1,577,229

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	THIRTEEN
	WEEKS ENDED
(In thousands, except per share data)	May 3,	May 4,
(Unaudited)	2014	2013

Net sales	$607,460	$646,904
Other income	15,073	14,979
	622,533	661,883

Costs and expenses:
Costs of merchandise sold	393,110	421,588
Selling, general and administrative	222,319	225,096
Depreciation and amortization	21,562	21,180
Amortization of lease-related interests	1,182	1,136
Loss from operations	(15,640)	(7,117)
Interest expense, net	15,271	18,708
Loss on extinguishment of debt	153	360

Loss before income taxes	(31,064)	(26,185)
Income tax provision	448	450

Net loss	$(31,512)	$(26,635)

Per share amounts —
Basic:
Net loss	$(1.63)	$(1.41)

Diluted:
Net loss	$(1.63)	$(1.41)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	THIRTEEN
	WEEKS ENDED
(In thousands)	May 3,	May 4,
(Unaudited)	2014	2013

Net loss	$(31,512)	$(26,635)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	814	1,551
Comprehensive loss	$(30,698)	$(25,084)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	THIRTEEN
	WEEKS ENDED
(In thousands)	May 3,	May 4,
(Unaudited)	2014	2013
Cash flows from operating activities:
Net loss	$(31,512)	$(26,635)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	21,562	21,180
Amortization of lease-related interests	1,182	1,136
Share-based compensation expense	1,253	1,810
Gain on sale of property, fixtures and equipment	(2,303)	(2)
Reclassifications of accumulated other comprehensive loss	814	1,551
Loss on extinguishment of debt	153	360
Amortization of deferred financing costs	724	1,007
Deferred income tax provision	445	447
Changes in operating assets and liabilities:
(Increase) decrease in merchandise inventories	(2,047)	26,939
Decrease (increase) in prepaid expenses and other current assets	3,147	(1,012)
Decrease (increase) in other long-term assets	212	(378)
(Decrease) increase in accounts payable	(4,134)	2,768
Decrease in accrued payroll and benefits and accrued expenses	(3,010)	(18,346)
Decrease in income taxes payable	—	(707)
Decrease in other long-term liabilities	(2,289)	(171)
Net cash (used in) provided by operating activities	(15,803)	9,947

Cash flows from investing activities:
Capital expenditures	(15,433)	(13,256)
Proceeds from sale of property, fixtures and equipment	5,000	2
Net cash used in investing activities	(10,433)	(13,254)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(139,750)	(226,721)
Proceeds from issuance of long-term debt	177,728	243,632
Cash dividends paid	(985)	—
Restricted shares forfeited in lieu of payroll taxes	(1,461)	(2,076)
Proceeds from stock options exercised	—	518
Deferred financing costs paid	(35)	—
Decrease in book overdraft balances	(8,098)	(10,955)
Net cash provided by financing activities	27,399	4,398

Net increase in cash and cash equivalents	1,163	1,091

Cash and cash equivalents at beginning of period	7,058	7,926

Cash and cash equivalents at end of period	$8,221	$9,017

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated	(Accumulated
		Class A		Additional	Other	Deficit)
(In thousands, except per share data)	Common	Common	Treasury	Paid-in	Comprehensive	Retained
(Unaudited)	Stock	Stock	Stock	Capital	Loss	Earnings	Total

BALANCE AT FEBRUARY 2, 2013	$175	$30	$(1,387)	$158,728	$(73,242)	$26,302	$110,606

Net loss	—	—	—	—	—	(26,635)	(26,635)
Other comprehensive income	—	—	—	—	1,551	—	1,551
Dividends to shareholders, $0.05 per share	—	—	—	—	—	(981)	(981)
Restricted shares forfeited in lieu of payroll taxes	(2)	—	—	(2,074)	—	—	(2,076)
Proceeds from stock options exercised	1	—	—	517	—	—	518
Share-based compensation expense	4	—	—	1,806	—	—	1,810
BALANCE AT MAY 4, 2013	$178	$30	$(1,387)	$158,977	$(71,691)	$(1,314)	$84,793

BALANCE AT FEBRUARY 1, 2014	$178	$30	$(1,387)	$160,772	$(50,448)	$18,811	$127,956

Net loss	—	—	—	—	—	(31,512)	(31,512)
Other comprehensive income	—	—	—	—	814	—	814
Dividends to shareholders, $0.05 per share	—	—	—	—	—	(992)	(992)
Restricted shares forfeited in lieu of payroll taxes	—	—	—	(1,461)	—	—	(1,461)
Share-based compensation expense	—	—	—	1,253	—	—	1,253
BALANCE AT MAY 3, 2014	$178	$30	$(1,387)	$160,564	$(49,634)	$(13,693)	$96,058

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

1.                                      BASIS OF PRESENTATION

The Bon-Ton Stores, Inc., a Pennsylvania corporation, was incorporated on January 31, 1996 as the successor of a company incorporated on January 31, 1929.  As of May 3, 2014, The Bon-Ton Stores, Inc. operated, through its subsidiaries, 271 stores in 25 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson’s, Elder-Beerman, Herberger’s and Younkers nameplates.

The accompanying unaudited consolidated financial statements include the accounts of The Bon-Ton Stores, Inc. (the “Parent”) and its subsidiaries (collectively, the “Company”).  Variable interest entities are consolidated where it has been determined the Company is the primary beneficiary of those entities’ operations.  All intercompany transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all information and footnotes required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States.  In the opinion of management, all adjustments considered necessary for a fair presentation of interim periods have been included.  The Company’s business is seasonal in nature and results of operations for the interim periods presented are not necessarily indicative of results for the full fiscal year.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

All references to the “first quarter of 2014” and the “first quarter of 2013” are to the 13 weeks ended May 3, 2014 and May 4, 2013, respectively.   All references to “2014” are to the 52 weeks ending January 31, 2015; references to “2013” are to the 52 weeks ended February 1, 2014.

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

2.                                      PER-SHARE AMOUNTS

The following table presents a reconciliation of net loss and weighted average shares outstanding used in basic and diluted earnings (loss) per share (“EPS”) calculations in the first quarter in each of 2014 and 2013:

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

	THIRTEEN
	WEEKS ENDED
	May 3,	May 4,
	2014	2013

Basic Loss Per Common Share
Net loss	$(31,512)	$(26,635)
Less: Income allocated to participating securities	—	—
Net loss available to common shareholders	$(31,512)	$(26,635)

Weighted average common shares outstanding	19,281,718	18,843,072

Basic loss per common share	$(1.63)	$(1.41)

Diluted Loss Per Common Share
Net loss	$(31,512)	$(26,635)
Less: Income allocated to participating securities	—	—
Net loss available to common shareholders	$(31,512)	$(26,635)

Weighted average common shares outstanding	19,281,718	18,843,072
Common shares issuable - stock options	—	—
Weighted average common shares outstanding assuming dilution	19,281,718	18,843,072

Diluted loss per common share	$(1.63)	$(1.41)

Due to the Company’s net loss position, weighted average unvested restricted shares (participating securities) of 729,534 and 1,051,861 for the first quarter in each of 2014 and 2013, respectively, were not considered in the computation of net loss available to common shareholders used for both basic and diluted EPS.

In addition, weighted average stock option shares (non-participating securities) of 256,008 and 534,684 for the first quarter in each of 2014 and 2013, respectively, were excluded from the computation of diluted weighted average common shares outstanding, as their effect would have been antidilutive.  Certain of these stock option shares were excluded solely due to the Company’s net loss position.   Had the Company reported net income for the first quarter in each of 2014 and 2013, these shares would have increased diluted weighted average common shares outstanding by 103,150 and 170,577, respectively.

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

The carrying value and estimated fair value of the Company’s long-term debt, including current maturities but excluding capital leases, as of May 3, 2014 are as follows:

			Fair Value Measurements Using
	Carrying Value	Total Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Second lien senior secured notes	$407,292	$392,234	$392,234	$—	$—
Mortgage facilities	216,710	218,315	—	—	218,315
Senior secured credit facility	227,136	227,136	—	—	227,136
Total	$851,138	$837,685	$392,234	$—	$445,451

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

4.                                      SUPPLEMENTAL BALANCE SHEET INFORMATION

Prepaid expenses and other current assets were comprised of the following:

	May 3,	May 4,	February 1,
	2014	2013	2014
Other receivables	$32,040	$38,435	$39,569
Prepaid expenses	41,098	33,178	36,716
Total	$73,138	$71,613	$76,285

5.                                      SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental cash flow information is provided for the periods reported:

	THIRTEEN
	WEEKS ENDED
	May 3,	May 4,
	2014	2013

Cash paid for:
Interest, net of amounts capitalized	$9,512	$30,598
Income taxes, net of refunds received	(3)	775

Non-cash investing and financing activities:
Property, fixtures and equipment included in accrued expenses	$4,216	$2,689
Declared dividends to shareholders included in accrued expenses	992	981

6.                                      EXIT OR DISPOSAL ACTIVITIES

The following table summarizes exit or disposal activities during the first quarter of 2014 related to store closings in 2013 and the consolidation of eCommerce fulfillment activities in advance of the Company’s new eCommerce fulfillment center:

	Termination Benefits	Other Costs	Total
Accrued balance as of February 1, 2014	$232	$188	$420
Provision	319	125	444
Payments	(217)	(313)	(530)
Accrued balance as of May 3, 2014	$334	$—	$334

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

(In thousands, except share and per share data)

(Unaudited)

7.                                      EMPLOYEE DEFINED AND POSTRETIREMENT BENEFIT PLANS

The Company provides benefits to certain current and former associates who are eligible under a qualified defined benefit pension plan and various non-qualified supplemental pension plans (collectively, the “Pension Plans”).  Net periodic benefit expense for the Pension Plans includes the following (income) and expense components:

	THIRTEEN
	WEEKS ENDED
	May 3,	May 4,
	2014	2013
Interest cost	$1,997	$1,998
Expected return on plan assets	(2,490)	(2,235)
Recognition of net actuarial loss	944	1,642
Net periodic benefit expense	$451	$1,405

During the first quarter of 2014, contributions of $3,518 were made to the Pension Plans.  The Company anticipates contributing an additional $11,561 to fund the Pension Plans in 2014 for an annual total of $15,079.

The Company also provides medical and life insurance benefits to certain former associates under a postretirement benefit plan (“Postretirement Benefit Plan”).  Net periodic benefit income for the Postretirement Benefit Plan includes the following (income) and expense components:

	THIRTEEN
	WEEKS ENDED
	May 3,	May 4,
	2014	2013
Interest cost	$22	$30
Recognition of net actuarial gain	(130)	(91)
Net periodic benefit income	$(108)	$(61)

During the first quarter of 2014, the Company contributed $27 to fund the Postretirement Benefit Plan, and anticipates contributing an additional $384 in 2014 for a net annual total of $411.

8.                                      INCOME TAXES

The provisions codified within ASC Topic 740, Income Taxes (“ASC 740”), require companies to assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence using a “more likely than not” standard.  In accordance with ASC 740, the Company maintained a full valuation allowance throughout 2013 and the first quarter of 2014 on all of the Company’s net deferred tax assets.  The Company’s deferred tax asset valuation allowance totaled $156,846, $163,866 and $144,908 at May 3, 2014, May 4, 2013 and February 1, 2014, respectively.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Given the Company’s valuation allowance position, no tax benefit was recognized on the Company’s loss before income taxes in the first quarter in each of 2014 and 2013.  The income tax provision of $448 and $450 recorded in the first quarter in each of 2014 and 2013, respectively, primarily reflects the recognition of deferred tax liabilities associated with indefinite-lived assets.

As of May 3, 2014, it is reasonably possible that gross unrecognized tax benefits could decrease by $78 within the next 12 months due to the expiration of certain statutes of limitations.

9.                                      CONTINGENCIES

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

As a result of the deferred tax asset valuation allowance maintained throughout 2013 and the first quarter of 2014 (see Note 8), no tax effect was recorded on the changes recognized within other comprehensive income for all periods presented.

The before-tax amount of amortization of net actuarial loss (gain) (see Note 7) was recorded within selling, general and administrative expense.

11.                             GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

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

The condensed consolidating financial information for the Parent, the Issuer and the guarantor and non-guarantor subsidiaries as of May 3, 2014, May 4, 2013 and February 1, 2014 and for the first quarter in each of 2014 and 2013 as presented below has been prepared from the books and records maintained by the Parent, the Issuer and the guarantor and non-guarantor subsidiaries. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the guarantor and non-guarantor subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from affiliates will exist at any time.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

The Bon-Ton Stores, Inc.

Condensed Consolidating Balance Sheet

May 3, 2014

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$3,042	$5,178	$—	$—	$8,221
Merchandise inventories	—	447,439	264,341	—	—	711,780
Prepaid expenses and other current assets	—	66,035	4,504	3,177	(578)	73,138
Total current assets	1	516,516	274,023	3,177	(578)	793,139
Property, fixtures and equipment at cost, net	—	241,984	152,326	235,143	—	629,453
Deferred income taxes	—	1,062	17,199	—	—	18,261
Intangible assets, net	—	32,734	68,311	—	—	101,045
Investment in and advances to affiliates	96,057	343,552	377,779	—	(817,388)	—
Other long-term assets	—	23,552	491	641	—	24,684
Total assets	$96,058	$1,159,400	$890,129	$238,961	$(817,966)	$1,566,582

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$188,169	$—	$—	$—	$188,169
Accrued payroll and benefits	—	17,529	4,046	—	—	21,575
Accrued expenses	—	79,855	72,939	112	(578)	152,328
Current maturities of long-term debt and obligations under capital leases	—	454	3,330	7,059	—	10,843
Deferred income taxes	—	5,882	19,804	—	—	25,686
Total current liabilities	—	291,889	100,119	7,171	(578)	398,601

Long-term debt and obligations under capital leases, less current maturities	—	639,964	42,154	209,652	—	891,770
Other long-term liabilities	—	132,091	46,323	1,739	—	180,153
Total liabilities	—	1,063,944	188,596	218,562	(578)	1,470,524

Shareholders’ equity	96,058	95,456	701,533	20,399	(817,388)	96,058

Total liabilities and shareholders’ equity	$96,058	$1,159,400	$890,129	$238,961	$(817,966)	$1,566,582

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

The Bon-Ton Stores, Inc.

Condensed Consolidating Balance Sheet

February 1, 2014

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$2,889	$4,168	$—	$—	$7,058
Merchandise inventories	—	454,718	255,015	—	—	709,733
Prepaid expenses and other current assets	—	67,670	4,437	4,726	(548)	76,285
Total current assets	1	525,277	263,620	4,726	(548)	793,076
Property, fixtures and equipment at cost, net	—	232,869	166,720	240,415	—	640,004
Deferred income taxes	—	4,076	11,689	—	—	15,765
Intangible assets, net	—	33,260	69,540	—	—	102,800
Investment in and advances to (from) affiliates	127,955	344,188	387,556	(90)	(859,609)	—
Other long-term assets	—	24,169	533	882	—	25,584
Total assets	$127,956	$1,163,839	$899,658	$245,933	$(860,157)	$1,577,229

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$200,465	$—	$—	$—	$200,465
Accrued payroll and benefits	—	22,567	5,776	—	—	28,343
Accrued expenses	—	74,115	76,981	47	(548)	150,595
Current maturities of long-term debt and obligations under capital leases	—	548	3,249	7,363	—	11,160
Deferred income taxes	—	8,451	14,293	—	—	22,744
Total current liabilities	—	306,146	100,299	7,410	(548)	413,307

Long-term debt and obligations under capital leases, less current maturities	—	597,857	43,291	212,201	—	853,349
Other long-term liabilities	—	132,690	48,220	1,707	—	182,617
Total liabilities	—	1,036,693	191,810	221,318	(548)	1,449,273

Shareholders’ equity	127,956	127,146	707,848	24,615	(859,609)	127,956

Total liabilities and shareholders’ equity	$127,956	$1,163,839	$899,658	$245,933	$(860,157)	$1,577,229

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

Thirteen Weeks Ended May 3, 2014

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$360,200	$247,260	$—	$—	$607,460
Other income	—	9,002	6,071	—	—	15,073
	—	369,202	253,331	—	—	622,533

Costs and expenses:
Costs of merchandise sold	—	234,367	158,743	—	—	393,110
Selling, general and administrative	—	139,676	92,440	(2,371)	(7,426)	222,319
Depreciation and amortization	—	11,066	7,714	2,782	—	21,562
Amortization of lease-related interests	—	576	606	—	—	1,182
Loss from operations	—	(16,483)	(6,172)	(411)	7,426	(15,640)

Other income (expense):
Intercompany income	—	464	5,366	6,670	(12,500)	—
Equity in (losses) income of subsidiaries	(31,064)	944	—	—	30,120	—
Interest expense, net	—	(15,989)	(862)	(3,494)	5,074	(15,271)
Loss on extinguishment of debt	—	—	—	(153)	—	(153)

(Loss) income before income taxes	(31,064)	(31,064)	(1,668)	2,612	30,120	(31,064)
Income tax provision	448	448	235	—	(683)	448

Net (loss) income	$(31,512)	$(31,512)	$(1,903)	$2,612	$30,803	$(31,512)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive (Loss) Income

Thirteen Weeks Ended May 3, 2014

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(31,512)	$(31,512)	$(1,903)	$2,612	$30,803	$(31,512)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	814	814	—	—	(814)	814
Comprehensive (loss) income	$(30,698)	$(30,698)	$(1,903)	$2,612	$29,989	$(30,698)

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Cash Flows

Thirteen Weeks Ended May 3, 2014

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$2,446	$(18,857)	$3,702	$1,027	$(4,121)	$(15,803)

Cash flows from investing activities:
Capital expenditures	—	(13,797)	(1,636)	—	—	(15,433)
Intercompany investing activity	—	(88)	—	—	88	—
Proceeds from sale of property, fixtures and equipment	—	—	—	5,000	—	5,000
Net cash (used in) provided by investing activities	—	(13,885)	(1,636)	5,000	88	(10,433)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(135,715)	(1,056)	(2,979)	—	(139,750)
Proceeds from issuance of long-term debt	—	177,728	—	—	—	177,728
Intercompany financing activity	—	(985)	—	(3,048)	4,033	—
Deferred financing costs paid	—	(35)	—	—	—	(35)
Cash dividends paid	(985)	—	—	—	—	(985)
Restricted shares forfeited in lieu of payroll taxes	(1,461)	—	—	—	—	(1,461)
Decrease in book overdraft balances	—	(8,098)	—	—	—	(8,098)
Net cash (used in) provided by financing activities	(2,446)	32,895	(1,056)	(6,027)	4,033	27,399

Net increase in cash and cash equivalents	—	153	1,010	—	—	1,163

Cash and cash equivalents at beginning of period	1	2,889	4,168	—	—	7,058

Cash and cash equivalents at end of period	$1	$3,042	$5,178	$—	$—	$8,221

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

12.                               SUBSEQUENT EVENT

On May 20, 2014, the Company declared a quarterly cash dividend of $0.05 per share on shares of Class A common stock and common stock, payable August 5, 2014 to shareholders of record as of July 18, 2014.

THE BON-TON STORES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.                                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of the following discussion, references to the “first quarter of 2014” and the “first quarter of 2013” are to the 13-week periods ended May 3, 2014 and May 4, 2013, respectively.  References to “2014” are to the 52-week period ending January 31, 2015; references to “2013” are to the 52-week period ended February 1, 2014.    References to the “Company,” “we,” “us,” and “our” refer to The Bon-Ton Stores, Inc. and its subsidiaries.

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

We operate in the department store segment of the U.S. retail industry, a highly competitive environment.  The department store industry continues to evolve in response to competitive retail formats — mass merchandisers, national chain retailers, specialty retailers and online retailers — and the expansion of mobile technology and social media.

First Quarter Summary and 2014 Guidance

In the first quarter of 2014, we continued our focus on strategies to grow sales and improve our financial results, and we successfully delivered on several of our goals, including increasing our gross margin rate, reducing selling, general and administrative (“SG&A”) expenses and managing our inventory to levels below that of the prior year.  While our 2014 earnings guidance (provided on March 11, 2014) reflected first quarter sales challenges due to inclement weather, the prolonged adverse conditions in our markets resulted in a financial performance below our expectations.

Our eCommerce business continued its double-digit sales growth in the period, largely achieved through process improvements to expedite merchandise availability on the website, enhanced digital marketing initiatives and expanded merchandise offerings. We continue to expand and refine our localization initiative, providing merchandise assortments, size ranges, marketing programs and shopping experiences tailored to the preferences of a particular market.  We debuted personalized promotional emails in the quarter, an initiative designed to enhance our marketing efficiency and increase the relevancy of our marketing messages for individual customers. Our proprietary credit card sales as a percentage of total sales increased 196 basis points to 49.3% in the quarter; we believe the continued growth of our “Your Rewards” credit card customer loyalty program confirms our meaningful engagement with our core customer.  As part of our ongoing efforts to increase traffic and improve profitability, we will continue to make necessary adjustments to components of our merchandising, eCommerce and marketing strategies.

We are realizing benefits from our technology investments:  customers are responding favorably to our new “Let Us Find It” software, which links our point-of-sale ordering system with real-time inventory, allowing our sales associates to sell a product that may be unavailable locally by selecting merchandise from other stores or online fulfillment centers for shipment to the customer’s home or pick-up at an available store.  Additionally, our expense efficiency initiative, in which we partnered with an outside firm to conduct process and workload analyses to identify expense reduction opportunities and maximize efficiencies, is on track to achieve our projected $5 million of cost savings, net of costs associated with the initiative, in 2014.

We believe our financial performance in the first quarter does not reflect the full extent of the progress we continue to make in the advancement of our strategic initiatives.  The onset of seasonal weather in mid-April resulted in increased customer traffic and an improved sales performance, and we believe we will continue to see improved results.  Therefore, on May 22, 2014, we reaffirmed our 2014 earnings per diluted share guidance of a range of $0.40 to $0.70.

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

	THIRTEEN
	WEEKS ENDED
	May 3,	May 4,
	2014	2013
Net sales	100.0%	100.0%
Other income	2.5	2.3
	102.5	102.3
Costs and expenses:
Costs of merchandise sold	64.7	65.2
Selling, general and administrative	36.6	34.8
Depreciation and amortization	3.5	3.3
Amortization of lease-related interests	0.2	0.2
Loss from operations	(2.6)	(1.1)
Interest expense, net	2.5	2.9
Loss on extinguishment of debt	—	0.1
Loss before income taxes	(5.1)	(4.0)
Income tax provision	0.1	0.1
Net loss	(5.2)%	(4.1)%

First Quarter of 2014 Compared with First Quarter of 2013

Net sales:  Net sales in the first quarter of 2014 were $607.5 million, a decrease of 6.1% as compared with $646.9 million of net sales in the first quarter of 2013.  Comparable store sales decreased 5.8% in the current year, primarily due to the extended period of unseasonable weather in our markets.

Despite the challenges posed by the harsh weather, select merchandise categories achieved comparable store sales increases in the first quarter of 2014, namely Dresses, Coats and Women’s Sportswear (all included in Women’s Apparel) and Young Contemporary Apparel.   Dresses primarily benefited from increased inventory investment in key items to spur growth, particularly in our offerings of daytime dresses.  Customers responded favorably to our effective management of the liquidation of fall outerwear and conversion to spring goods, driving sales growth in Coats.  Women’s Sportswear achieved success in both moderate and better merchandise categories primarily through the introduction of new national brands and the strategic expansion of activewear and key items in all doors.  Sales in Young Contemporary Apparel grew through merchandise adjustments, including the introduction of new national brands and expansion of successful brands, and repositioning on the sales floor, creating strategic adjacencies to similar merchandise groupings.

The merchandise categories most challenged in the first quarter of 2014 were Furniture (included in Home), and Petites’ Sportswear and Better Sportswear (both included in Women’s Apparel).  Furniture sales were adversely impacted by slow sales in mattresses throughout the period.  We are continuing our efforts to optimize our inventory in Petites’ Sportswear, aligning investment with sales trend, and reengineering the business through additional merchandise adjustments.  Sales in Better Sportswear were greatly impacted by delayed receipts and lackluster product offerings. We are adjusting our inventory as appropriate, seeking to capitalize on stronger product from other brands or in other merchandise categories.

Other income:  Other income, which includes income from revenues received under our credit card program agreement, leased departments and other customer revenues, was $15.1 million in the first quarter of 2014 as compared with $15.0 million in the first quarter of 2013.

Costs and expenses: Gross margin in the first quarter of 2014 decreased $11.0 million to $214.4 million as compared with $225.3 million in the comparable prior year period. The gross margin rate increased 46 basis points to 35.3% of net sales in the first quarter of 2014, primarily the result of an increase in the cumulative markup percentage.

SG&A expense in the first quarter of 2014 was $222.3 million as compared with $225.1 million in the first quarter of 2013, a decrease of $2.8 million.  The improvement is largely the result of decreased performance incentives and a gain on the sale of our remaining Rochester, New York store, partially offset by expenditures incurred to support our expense efficiency initiative and increased advertising expense.   Due to the reduced sales volume in the period, we were unable to leverage the expense reduction:  our current year expense rate increased 180 basis points to 36.6% of net sales, compared with 34.8% in the same period last year.

Depreciation and amortization expense and amortization of lease-related interests was $22.7 million in the first quarter of 2014, compared with $22.3 million in the first quarter of 2013.

Interest expense, net:  Net interest expense was $15.3 million in the first quarter of 2014, compared with $18.7 million in the first quarter of 2013.  The $3.4 million decrease primarily reflects reduced interest rates, debt levels and amortization of deferred fees.

Loss on extinguishment of debt:    In the first quarter of 2014, we recorded a $0.2 million loss on extinguishment of debt related to the prepayment of mortgage debt associated with the sale of our remaining Rochester, New York store.  In the first quarter of 2013, we recorded a $0.4 million loss on extinguishment of debt due to accelerated amortization of deferred fees in conjunction with the redemption of certain of our senior notes.

Income tax provision:  The effective income tax rate in the first quarter in each of 2014 and 2013 largely reflects the Company’s valuation allowance position against all net deferred tax assets.  The income tax provision of $0.4 million and $0.5 million recorded in the first quarter in each of 2014 and 2013, respectively, primarily reflects the recognition of deferred tax liabilities associated with indefinite-lived assets.

Seasonality

Our business, like that of most retailers, is subject to seasonal fluctuations, with the major portion of sales and income realized during the second half of each fiscal year, which includes the holiday season.  Due to the fixed nature of certain costs, SG&A expense is typically higher as a percentage of net sales during the first half of each fiscal year.   We typically finance working capital increases in the second half of each fiscal year through additional borrowings under our $675.0 million senior secured Second Amended and Restated Loan and Security Agreement (the “Second Amended Revolving Credit Facility”) that expires on December 12, 2018.

Because of the seasonality of our business, results for any quarter are not necessarily indicative of results that may be achieved for a full fiscal year.

Liquidity and Capital Resources

At May 3, 2014, we had $8.2 million in cash and cash equivalents and $439.0 million available under our Second Amended Revolving Credit Facility (before taking into account the minimum borrowing availability covenant under such facility).  Excess availability was $425.0 million as of the comparable prior year period.  The favorable excess availability comparison primarily reflects reduced direct borrowings and, to a lesser extent, increased borrowing base availability.

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

Cash provided by (used in) our operating, investing and financing activities is summarized as follows:

	THIRTEEN
	WEEKS ENDED
	May 3,	May 4,
(Dollars in millions)	2014	2013

Operating activities	$(15.8)	$9.9
Investing activities	(10.4)	(13.3)
Financing activities	27.4	4.4

Net cash used in operating activities was $15.8 million in the first quarter of 2014, while net cash provided by operating activities totaled $9.9 million in the first quarter of 2013.  The current year outflow of cash was due to the increased net loss and an unfavorable change in working capital, primarily due to the significant reduction in inventories in the prior year, partially offset by a favorable variance in accrued expenses (largely reflecting the prior year timing of interest payable on the Company’s senior notes).

Net cash used in investing activities in the current year reflects capital expenditures for a new store, store renovations to support strategic initiatives, store maintenance and information technology, partially offset by proceeds from the sale of property, fixtures and equipment, primarily proceeds from the sale of the Rochester, New York store.   Capital expenditures totaled $15.4 million and $13.3 million in the first quarter in each of 2014 and 2013, respectively; these expenditures do not reflect reductions for external contributions (primarily leasehold improvement and fixture allowances received from landlords or vendors) of $5.6 million and $5.9 million in the first quarter in each of 2014 and 2013, respectively.  We anticipate our 2014 capital expenditures will not exceed $101.5 million (excluding external contributions of $26.5 million, reducing budgeted net capital investments to $75.0 million).

Net cash provided by financing activities was $27.4 million and $4.4 million in the first quarter in each of 2014 and 2013, respectively, the result of increased cash requirements to support current year operating activities.

Aside from planned capital expenditures, the Company’s primary cash requirements will be to service debt and finance working capital increases during peak selling seasons.

We paid a quarterly cash dividend of $0.05 per share on shares of Class A common stock and common stock on February 3, 2014 and May 5, 2014 to shareholders of record as of January 17, 2014 and April 17, 2014, respectively.  Additionally, on May 20, 2014, we declared a quarterly cash dividend of $0.05 per share, payable August 5, 2014 to shareholders of record as of July 18, 2014. Our Board of Directors may consider dividends in subsequent periods as it deems appropriate.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported amounts and disclosure of contingent assets and liabilities.  There have been no significant changes in the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended February 1, 2014.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  The new standard provides a single revenue recognition model which is intended to enhance disclosures and improve comparability over a range of industries, companies and geographical boundaries.  ASU 2014-09 creates a five-step model that requires companies to exercise judgment when considering all relevant facts and circumstances in the determination of when and how revenue is recognized.  The guidance is effective for fiscal years beginning after December 15, 2016.  We are currently reviewing the revised guidance and assessing the potential impact on our consolidated financial statements.

Forward-Looking Statements

Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission contain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which may be identified by words or phrases such as “may,” “could,” “would,” “will,” “plan,” “expect,” “believe,” “anticipate,” “estimate,” “project,” “intend,” “look forward to” or other similar expressions, involve important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.  Factors that could cause such differences include, but are not limited to, risks related to retail businesses generally; a significant and prolonged deterioration of general economic conditions which could negatively impact the Company, including the potential write-down of the current valuation of intangible assets and deferred taxes; risks related to the Company’s proprietary credit card program; potential increases in pension obligations; consumer spending patterns, debt levels, and the availability and cost of consumer credit; additional competition from existing and new competitors; inflation; deflation; changes in the costs of fuel and other energy and transportation costs; weather conditions that could negatively impact sales; uncertainties associated with expanding or remodeling existing stores; the ability to attract and retain qualified management; the dependence upon relationships with vendors and their factors; a data security breach or system failure; the ability to reduce or control SG&A expenses, including initiatives to reduce expenses and improve efficiency; operational disruptions; unsuccessful marketing initiatives; the ability to expand capacity and efficiency through the Company’s new eCommerce fulfillment center; changes in, or the failure to successfully implement, our key strategies, including initiatives to improve our merchandising, marketing and operations; adverse outcomes in litigation; the incurrence of unplanned capital expenditures; the ability to obtain financing for working capital, capital expenditures and general corporate purpose; the impact of regulatory requirements including the Health Care Reform Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act;  the inability or limitations on the Company’s ability to favorably adjust the valuation allowance on deferred tax assets; and the financial condition of mall operators.  Additional factors that could cause the Company’s actual results to differ from those contained in these forward-looking statements are discussed in greater detail under Item 1A of the Company’s Form 10-K filed with the Securities and Exchange Commission.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Financial Instruments

There were no material changes in our exposures, risk management strategies, or hedging positions since February 1, 2014.  For further information, refer to Item 7A of our 2013 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting that occurred during the 13 weeks ended May 3, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:                    OTHER INFORMATION

ITEM 6.   EXHIBITS

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

4.1

Amendment No. 2 to Note Guarantee dated as of February 2, 2014, among The Bon-Ton Stores, Inc. and the guarantors named therein (incorporated by reference to Exhibit 4.2(g) to the Annual Report on Form 10-K for the fiscal year ended February 1, 2014 (“2013 Form 10-K”))

4.2

Second Supplemental Indenture dated as of February 2, 2014, among The Bon-Ton Department Stores, Inc., The Bon-Ton Stores, Inc., the other guarantors named therein and Wells Fargo Bank, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.3(d) to the 2013 Form 10-K)

10.1*	First Amendment to the Credit Card Program Agreement (incorporated by reference to Exhibit 10.19(b) to the 2013 Form 10-K)
10.2**	The Bon-Ton Stores, Inc. Executive Severance Pay Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 4, 2014)
31.1	Certification of Brendan L. Hoffman
31.2	Certification of Keith E. Plowman
32.1***	Certification Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*                                         Portions of the document have been omitted pursuant to a request for confidential treatment.

**                                  Constitutes a management contract or compensatory plan or arrangement.

***                           Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BON-TON STORES, INC.

DATE:	June 11, 2014	BY:	/s/ Brendan L. Hoffman
Brendan L. Hoffman
President and
Chief Executive Officer
(Principal Executive Officer)

DATE:	June 11, 2014	BY:	/s/ Keith E. Plowman
Keith E. Plowman
Executive Vice President—
Chief Financial Officer
(Principal Financial Officer)

DATE:	June 11, 2014	BY:	/s/ Michael W. Webb
Michael W. Webb
Group Vice President—
Chief Accounting Officer
(Principal Accounting Officer)