Form 10-Q
period 2014-08-02
BON TON STORES INC
filed 2014-09-10
CIK 878079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended August 2, 2014	Commission File Number
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

As of August 29, 2014, there were 17,934,593 shares of Common Stock, $.01 par value, and 2,951,490 shares of Class A Common Stock, $.01 par value, outstanding.

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE BON-TON STORES, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	August 2,	August 3,	February 1,
(In thousands, except share and per share data)	2014	2013	2014

Assets
Current assets:
Cash and cash equivalents	$7,688	$8,140	$7,058
Merchandise inventories	723,454	720,177	709,733
Prepaid expenses and other current assets	72,118	70,883	76,285
Total current assets	803,260	799,200	793,076
Property, fixtures and equipment at cost, net of accumulated depreciation and amortization of $900,967, $846,396 and $865,111 at August 2, 2014, August 3, 2013 and February 1, 2014, respectively	632,701	643,033	640,004
Deferred income taxes	19,384	16,432	15,765
Intangible assets, net of accumulated amortization of $61,170, $60,807 and $62,068 at August 2, 2014, August 3, 2013 and February 1, 2014, respectively	93,532	106,797	102,800
Other long-term assets	23,702	23,338	25,584
Total assets	$1,572,579	$1,588,800	$1,577,229

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$238,077	$235,160	$200,465
Accrued payroll and benefits	25,447	29,475	28,343
Accrued expenses	142,276	140,090	150,595
Current maturities of long-term debt	7,171	7,129	7,363
Current maturities of obligations under capital leases	3,840	3,936	3,797
Deferred income taxes	27,255	22,561	22,744
Total current liabilities	444,066	438,351	413,307

Long-term debt, less current maturities	852,379	841,948	804,372
Obligations under capital leases, less current maturities	46,702	50,542	48,977
Other long-term liabilities	169,843	208,253	182,617
Total liabilities	1,512,990	1,539,094	1,449,273

Contingencies (Note 9)

Shareholders’ equity
Preferred Stock — authorized 5,000,000 shares at $0.01 par value; no shares issued	—	—	—
Common Stock — authorized 40,000,000 shares at $0.01 par value; issued shares of 17,919,143, 17,874,312 and 17,846,457 at August 2, 2014, August 3, 2013 and February 1, 2014, respectively	179	179	178
Class A Common Stock — authorized 20,000,000 shares at $0.01 par value; issued and outstanding shares of 2,951,490 at August 2, 2014, August 3, 2013 and February 1, 2014	30	30	30
Treasury stock, at cost — 337,800 shares at August 2, 2014, August 3, 2013 and February 1, 2014	(1,387)	(1,387)	(1,387)
Additional paid-in capital	160,461	160,652	160,772
Accumulated other comprehensive loss	(48,820)	(70,140)	(50,448)
(Accumulated deficit) retained earnings	(50,874)	(39,628)	18,811
Total shareholders’ equity	59,589	49,706	127,956
Total liabilities and shareholders’ equity	$1,572,579	$1,588,800	$1,577,229

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
(In thousands, except per share data)	August 2,	August 3,	August 2,	August 3,
(Unaudited)	2014	2013	2014	2013

Net sales	$563,452	$557,140	$1,170,912	$1,204,044
Other income	14,685	13,845	29,758	28,824
	578,137	570,985	1,200,670	1,232,868

Costs and expenses:
Costs of merchandise sold	357,252	351,008	750,362	772,596
Selling, general and administrative	215,807	211,253	438,126	436,349
Depreciation and amortization	24,043	22,919	45,605	44,099
Amortization of lease-related interests	1,159	1,135	2,341	2,271
Impairment charges	174	131	174	131
Loss from operations	(20,298)	(15,461)	(35,938)	(22,578)
Interest expense, net	15,447	17,547	30,718	36,255
Loss on extinguishment of debt	—	3,917	153	4,277

Loss before income taxes	(35,745)	(36,925)	(66,809)	(63,110)
Income tax provision	447	404	895	854

Net loss	$(36,192)	$(37,329)	$(67,704)	$(63,964)

Per share amounts —
Basic:
Net loss	$(1.86)	$(1.95)	$(3.50)	$(3.37)

Diluted:
Net loss	$(1.86)	$(1.95)	$(3.50)	$(3.37)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
(In thousands)	August 2,	August 3,	August 2,	August 3,
(Unaudited)	2014	2013	2014	2013

Net loss	$(36,192)	$(37,329)	$(67,704)	$(63,964)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	814	1,551	1,628	3,102
Comprehensive loss	$(35,378)	$(35,778)	$(66,076)	$(60,862)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	TWENTY-SIX
	WEEKS ENDED
(In thousands)	August 2,	August 3,
(Unaudited)	2014	2013
Cash flows from operating activities:
Net loss	$(67,704)	$(63,964)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	45,605	44,099
Amortization of lease-related interests	2,341	2,271
Impairment charges	174	131
Share-based compensation expense	1,151	3,430
Gain on sale of property, fixtures and equipment	(2,257)	(399)
Reclassifications of accumulated other comprehensive loss	1,628	3,102
Loss on extinguishment of debt	153	4,277
Amortization of deferred financing costs	1,458	2,024
Deferred income tax provision	890	883
Changes in operating assets and liabilities:
(Increase) decrease in merchandise inventories	(13,721)	38,223
Decrease (increase) in prepaid expenses and other current assets	4,168	(282)
Decrease (increase) in other long-term assets	495	(665)
Increase in accounts payable	41,394	41,322
Decrease in accrued payroll and benefits and accrued expenses	(11,566)	(27,799)
Decrease in income taxes payable	—	(739)
Decrease in other long-term liabilities	(9,864)	(966)
Net cash (used in) provided by operating activities	(5,655)	44,948

Cash flows from investing activities:
Capital expenditures	(37,661)	(35,498)
Proceeds from sale of property, fixtures and equipment	5,008	1,266
Net cash used in investing activities	(32,653)	(34,232)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(281,775)	(799,951)
Proceeds from issuance of long-term debt	327,232	800,997
Cash dividends paid	(991)	(981)
Restricted shares forfeited in lieu of payroll taxes	(1,461)	(2,097)
Proceeds from stock options exercised	—	595
Deferred financing costs paid	(69)	(8,400)
Decrease in book overdraft balances	(3,998)	(665)
Net cash provided by (used in) financing activities	38,938	(10,502)

Net increase in cash and cash equivalents	630	214

Cash and cash equivalents at beginning of period	7,058	7,926

Cash and cash equivalents at end of period	$7,688	$8,140

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated	(Accumulated
		Class A		Additional	Other	Deficit)
(In thousands, except per share data)	Common	Common	Treasury	Paid-in	Comprehensive	Retained
(Unaudited)	Stock	Stock	Stock	Capital	Loss	Earnings	Total

BALANCE AT FEBRUARY 2, 2013	$175	$30	$(1,387)	$158,728	$(73,242)	$26,302	$110,606

Net loss	—	—	—	—	—	(63,964)	(63,964)
Other comprehensive income	—	—	—	—	3,102	—	3,102
Dividends to shareholders, $0.10 per share	—	—	—	—	—	(1,966)	(1,966)
Restricted shares forfeited in lieu of payroll taxes	(2)	—	—	(2,095)	—	—	(2,097)
Proceeds from stock options exercised	1	—	—	594	—	—	595
Share-based compensation expense	5	—	—	3,425	—	—	3,430
BALANCE AT AUGUST 3, 2013	$179	$30	$(1,387)	$160,652	$(70,140)	$(39,628)	$49,706

BALANCE AT FEBRUARY 1, 2014	$178	$30	$(1,387)	$160,772	$(50,448)	$18,811	$127,956

Net loss	—	—	—	—	—	(67,704)	(67,704)
Other comprehensive income	—	—	—	—	1,628	—	1,628
Dividends to shareholders, $0.10 per share	—	—	—	—	—	(1,981)	(1,981)
Restricted shares forfeited in lieu of payroll taxes	(1)	—	—	(1,460)	—	—	(1,461)
Share-based compensation expense	2	—	—	1,149	—	—	1,151
BALANCE AT AUGUST 2, 2014	$179	$30	$(1,387)	$160,461	$(48,820)	$(50,874)	$59,589

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.                                      BASIS OF PRESENTATION

The Bon-Ton Stores, Inc., a Pennsylvania corporation, was incorporated on January 31, 1996 as the successor of a company incorporated on January 31, 1929.  As of August 2, 2014, The Bon-Ton Stores, Inc. operated, through its subsidiaries, 272 stores, including ten furniture galleries and four clearance centers, in 25 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson’s, Elder-Beerman, Herberger’s and Younkers nameplates.

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

For purposes of the following discussion, references to the “second quarter of 2014” and the “second quarter of 2013” are to the 13 weeks ended August 2, 2014 and August 3, 2013, respectively.  References to “fiscal 2014” are to the 52 weeks ending January 31, 2015; references to “fiscal 2013” are to the 52 weeks ended February 1, 2014.

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

2.                                      PER-SHARE AMOUNTS

The following table presents a reconciliation of net loss and weighted average shares outstanding used in basic and diluted earnings (loss) per share (“EPS”) calculations for each period presented:

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
	August 2,	August 3,	August 2,	August 3,
	2014	2013	2014	2013

Basic Loss Per Common Share
Net loss	$(36,192)	$(37,329)	$(67,704)	$(63,964)
Less: Income allocated to participating securities	—	—	—	—
Net loss available to common shareholders	$(36,192)	$(37,329)	$(67,704)	$(63,964)

Weighted average common shares outstanding	19,426,824	19,154,714	19,354,271	18,998,893

Basic loss per common share	$(1.86)	$(1.95)	$(3.50)	$(3.37)

Diluted Loss Per Common Share
Net loss	$(36,192)	$(37,329)	$(67,704)	$(63,964)
Less: Income allocated to participating securities	—	—	—	—
Net loss available to common shareholders	$(36,192)	$(37,329)	$(67,704)	$(63,964)

Weighted average common shares outstanding	19,426,824	19,154,714	19,354,271	18,998,893
Common shares issuable - stock options	—	—	—	—
Weighted average common shares outstanding assuming dilution	19,426,824	19,154,714	19,354,271	18,998,893

Diluted loss per common share	$(1.86)	$(1.95)	$(3.50)	$(3.37)

Due to the Company’s net loss position, weighted average unvested restricted shares (participating securities) of 685,628 and 908,385 for the second quarter in each of 2014 and 2013, respectively, and 707,581 and 980,123 for the 26 weeks ended August 2, 2014 and August 3, 2013, respectively, were not considered in the calculation of net loss available to common shareholders used for both basic and diluted EPS.

In addition, weighted average stock option shares (non-participating securities) totaling 200,950 and 331,068 for the second quarter in each of 2014 and 2013, respectively, and 228,479 and 432,876 for the 26 weeks ended August 2, 2014 and August 3, 2013, respectively, were excluded from the computation of diluted weighted average common shares outstanding, as their effect would have been antidilutive.  Certain of these stock option shares were excluded solely due to the Company’s net loss position.  Had the Company reported net income for the second quarter in each of 2014 and 2013, these shares would have increased diluted weighted average common shares outstanding by 99,813 and 151,829, respectively.  Had the Company reported net income for the 26 weeks ended August 2, 2014 and August 3, 2013, these shares would have increased diluted weighted average common shares outstanding by 101,482 and 161,203, respectively.

3.                                      FAIR VALUE MEASUREMENTS

Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value and establishes a framework for measuring fair value.  ASC 820 establishes fair value hierarchy levels that prioritize the inputs used in valuations determining fair value.  Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities.  Level 2 inputs are primarily

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

quoted prices for similar assets or liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable inputs based on the Company’s own assumptions.

The carrying values of the Company’s cash and cash equivalents, accounts payable and financial instruments reported within prepaid expenses and other current assets and other long-term assets approximate fair value.

The carrying value and estimated fair value of the Company’s long-term debt, including current maturities but excluding capital leases, as of August 2, 2014 are as follows:

			Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Second lien senior secured notes	$407,292	$384,550	$384,550	$—	$—
Mortgage facilities	215,015	217,796	—	—	217,796
Senior secured credit facility	237,243	237,243	—	—	237,243
Total	$859,550	$839,589	$384,550	$—	$455,039

The carrying value and estimated fair value of the Company’s long-term debt, including current maturities but excluding capital leases, as of August 3, 2013 are as follows:

			Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Second lien senior secured notes	$407,292	$416,328	$57,578	$358,750	$—
Mortgage facilities	222,980	226,817	—	—	226,817
Senior secured credit facility	218,805	218,805	—	—	218,805
Total	$849,077	$861,950	$57,578	$358,750	$445,622

The carrying value and estimated fair value of the Company’s long-term debt, including current maturities but excluding capital leases, as of February 1, 2014 are as follows:

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

			Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Second lien senior secured notes	$407,292	$398,972	$398,972	$—	$—
Mortgage facilities	219,564	222,168	—	—	222,168
Senior secured credit facility	184,879	184,879	—	—	184,879
Total	$811,735	$806,019	$398,972	$—	$407,047

The Level 2 fair value estimates were determined by a market approach using prices generated by market transactions.  The Level 3 fair value estimates are determined by a discounted cash flow analysis utilizing a discount rate the Company believes is appropriate and would be used by market participants.  There was no change in the valuation technique used to determine the Level 2 or Level 3 fair value estimates.

4.                                      SUPPLEMENTAL BALANCE SHEET INFORMATION

Prepaid expenses and other current assets were comprised of the following:

	August 2,	August 3,	February 1,
	2014	2013	2014
Other receivables	$30,869	$28,751	$39,569
Prepaid expenses	41,249	42,132	36,716
Total	$72,118	$70,883	$76,285

5.                                      SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental cash flow information is provided for the periods reported:

	TWENTY-SIX
	WEEKS ENDED
	August 2,	August 3,
	2014	2013

Cash paid for:
Interest, net of amounts capitalized	$29,605	$45,484
Income taxes, net of refunds received	(3)	753

Non-cash investing and financing activities:
Property, fixtures and equipment included in accrued expenses	$5,980	$4,401
Declared dividends to shareholders included in accrued expenses	990	985

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

6.                                      EXIT OR DISPOSAL ACTIVITIES

The following table summarizes exit or disposal activities during the 26 weeks ended August 2, 2014 related to store closings in fiscal 2013, the consolidation of eCommerce fulfillment activities in advance of the Company’s new eCommerce fulfillment center and the Company’s expense efficiency initiative:

	Termination Benefits	Other Costs	Total
Accrued balance as of February 1, 2014	$232	$188	$420
Provisions:
Thirteen weeks ended May 3, 2014	319	125	444
Thirteen weeks ended August 2, 2014	1,148	18	1,166
Payments:
Thirteen weeks ended May 3, 2014	(217)	(313)	(530)
Thirteen weeks ended August 2, 2014	(377)	(18)	(395)
Accrued balance as of August 2, 2014	$1,105	$—	$1,105

The above provisions were included within selling, general and administrative expense.

7.                                      EMPLOYEE DEFINED AND POSTRETIREMENT BENEFIT PLANS

The Company provides benefits to certain current and former associates who are eligible under a qualified defined benefit pension plan and various non-qualified supplemental pension plans (collectively, the “Pension Plans”).  Net periodic benefit expense for the Pension Plans includes the following (income) and expense components:

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
	August 2,	August 3,	August 2,	August 3,
	2014	2013	2014	2013
Interest cost	$1,998	$1,999	$3,995	$3,997
Expected return on plan assets	(2,490)	(2,236)	(4,980)	(4,471)
Recognition of net actuarial loss	944	1,641	1,888	3,283
Net periodic benefit expense	$452	$1,404	$903	$2,809

During the 26 weeks ended August 2, 2014, contributions of $7,003 were made to the Pension Plans.  The Company anticipates contributing an additional $8,076 to fund the Pension Plans in fiscal 2014 for an annual total of $15,079.

The Company also provides medical and life insurance benefits to certain former associates under a postretirement benefit plan (“Postretirement Benefit Plan”).  Net periodic benefit income for the Postretirement Benefit Plan includes the following (income) and expense components:

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
	August 2,	August 3,	August 2,	August 3,
	2014	2013	2014	2013
Interest cost	$22	$31	$44	$61
Recognition of net actuarial gain	(130)	(90)	(260)	(181)
Net periodic benefit income	$(108)	$(59)	$(216)	$(120)

During the 26 weeks ended August 2, 2014, the Company contributed $72 to fund the Postretirement Benefit Plan, and anticipates contributing an additional $339 to fund the Postretirement Benefit Plan in fiscal 2014, for a net annual total of $411.

8.                                      INCOME TAXES

The provisions codified within ASC Topic 740, Income Taxes (“ASC 740”), require companies to assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence using a “more likely than not” standard.  In accordance with ASC 740, the Company maintained a full valuation allowance throughout fiscal 2013 and the 26 weeks ended August 2, 2014 on all of the Company’s net deferred tax assets.  The Company’s deferred tax asset valuation allowance totaled $171,126, $178,360 and $144,908 as of August 2, 2014, August 3, 2013 and February 1, 2014, respectively.

Given the Company’s valuation allowance position, no tax benefit was recognized on the Company’s loss before income taxes in the 13 and 26 weeks ended in each of August 2, 2014 and August 3, 2013.  The income tax provision recorded in the 13 and 26 weeks ended in each of August 2, 2014 and August 3, 2013 primarily reflects the recognition of deferred tax liabilities associated with indefinite-lived assets.

As of August 2, 2014, it is reasonably possible that gross unrecognized tax benefits could decrease by $78 within the next 12 months due to the expiration of certain statutes of limitations.

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

As a result of the deferred tax asset valuation allowance maintained throughout fiscal 2013 and the 26 weeks ended August 2, 2014 (see Note 8), no tax effect was recorded on the changes recognized within other comprehensive income for all periods presented.

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

The condensed consolidating financial information for the Parent, the Issuer and the guarantor and non-guarantor subsidiaries as of August 2, 2014, August 3, 2013 and February 1, 2014 and for the second quarter in each of 2014 and 2013 and the 26 weeks ended August 2, 2014 and August 3, 2013 as presented below has been prepared from the books and records maintained by the Parent, the Issuer and the guarantor and non-guarantor subsidiaries. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the guarantor and non-guarantor subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from affiliates will exist at any time.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Balance Sheet

August 2, 2014

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$2,874	$4,813	$—	$—	$7,688
Merchandise inventories	—	480,852	242,602	—	—	723,454
Prepaid expenses and other current assets	—	64,590	5,272	2,834	(578)	72,118
Total current assets	1	548,316	252,687	2,834	(578)	803,260
Property, fixtures and equipment at cost, net	—	250,215	150,065	232,421	—	632,701
Deferred income taxes	—	3,144	16,240	—	—	19,384
Intangible assets, net	—	26,114	67,418	—	—	93,532
Investment in and advances to affiliates	59,588	322,324	393,082	—	(774,994)	—
Other long-term assets	—	22,692	446	564	—	23,702
Total assets	$59,589	$1,172,805	$879,938	$235,819	$(775,572)	$1,572,579

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$238,077	$—	$—	$—	$238,077
Accrued payroll and benefits	—	20,434	5,013	—	—	25,447
Accrued expenses	—	73,378	69,402	74	(578)	142,276
Current maturities of long-term debt and obligations under capital leases	—	446	3,394	7,171	—	11,011
Deferred income taxes	—	7,940	19,315	—	—	27,255
Total current liabilities	—	340,275	97,124	7,245	(578)	444,066

Long-term debt and obligations under capital leases, less current maturities	—	649,957	41,281	207,843	—	899,081
Other long-term liabilities	—	123,485	44,587	1,771	—	169,843
Total liabilities	—	1,113,717	182,992	216,859	(578)	1,512,990

Shareholders’ equity	59,589	59,088	696,946	18,960	(774,994)	59,589

Total liabilities and shareholders’ equity	$59,589	$1,172,805	$879,938	$235,819	$(775,572)	$1,572,579

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

Thirteen Weeks Ended August 2, 2014

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$331,840	$231,612	$—	$—	$563,452
Other income	—	8,678	6,007	—	—	14,685
	—	340,518	237,619	—	—	578,137

Costs and expenses:
Costs of merchandise sold	—	210,790	146,462	—	—	357,252
Selling, general and administrative	—	133,709	89,346	32	(7,280)	215,807
Depreciation and amortization	—	12,446	8,876	2,721	—	24,043
Amortization of lease-related interests	—	552	607	—	—	1,159
Impairment charges	—	174	—	—	—	174
Loss from operations	—	(17,153)	(7,672)	(2,753)	7,280	(20,298)

Other income (expense):
Intercompany income	—	449	4,169	6,597	(11,215)	—
Equity in losses of subsidiaries	(35,745)	(3,986)	—	—	39,731	—
Interest expense, net	—	(15,055)	(849)	(3,478)	3,935	(15,447)

(Loss) income before income taxes	(35,745)	(35,745)	(4,352)	366	39,731	(35,745)
Income tax provision	447	447	235	—	(682)	447

Net (loss) income	$(36,192)	$(36,192)	$(4,587)	$366	$40,413	$(36,192)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive (Loss) Income

Thirteen Weeks Ended August 2, 2014

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(36,192)	$(36,192)	$(4,587)	$366	$40,413	$(36,192)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	814	814	—	—	(814)	814
Comprehensive (loss) income	$(35,378)	$(35,378)	$(4,587)	$366	$39,599	$(35,378)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

Thirteen Weeks Ended August 3, 2013

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$322,579	$234,561	$—	$—	$557,140
Other income	—	7,870	5,975	—	—	13,845
	—	330,449	240,536	—	—	570,985

Costs and expenses:
Costs of merchandise sold	—	203,918	147,090	—	—	351,008
Selling, general and administrative	—	128,433	90,224	30	(7,434)	211,253
Depreciation and amortization	—	11,145	9,023	2,751	—	22,919
Amortization of lease-related interests	—	443	692	—	—	1,135
Impairment charges	—	131	—	—	—	131
Loss from operations	—	(13,621)	(6,493)	(2,781)	7,434	(15,461)

Other income (expense):
Intercompany income	—	470	4,769	6,723	(11,962)	—
Equity in losses of subsidiaries	(36,925)	(2,298)	—	—	39,223	—
Interest expense, net	—	(17,559)	(907)	(3,609)	4,528	(17,547)
Loss on extinguishment of debt	—	(3,917)	—	—	—	(3,917)

(Loss) income before income taxes	(36,925)	(36,925)	(2,631)	333	39,223	(36,925)
Income tax provision	404	404	236	—	(640)	404

Net (loss) income	$(37,329)	$(37,329)	$(2,867)	$333	$39,863	$(37,329)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive (Loss) Income

Thirteen Weeks Ended August 3, 2013

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(37,329)	$(37,329)	$(2,867)	$333	$39,863	$(37,329)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	1,551	1,551	—	—	(1,551)	1,551
Comprehensive (loss) income	$(35,778)	$(35,778)	$(2,867)	$333	$38,312	$(35,778)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

Twenty-Six Weeks Ended August 2, 2014

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$692,040	$478,872	$—	$—	$1,170,912
Other income	—	17,680	12,078	—	—	29,758
	—	709,720	490,950	—	—	1,200,670

Costs and expenses:
Costs of merchandise sold	—	445,157	305,205	—	—	750,362
Selling, general and administrative	—	273,385	181,786	(2,339)	(14,706)	438,126
Depreciation and amortization	—	23,512	16,590	5,503	—	45,605
Amortization of lease-related interests	—	1,128	1,213	—	—	2,341
Impairment charges	—	174	—	—	—	174
Loss from operations	—	(33,636)	(13,844)	(3,164)	14,706	(35,938)

Other income (expense):
Intercompany income	—	913	9,535	13,267	(23,715)	—
Equity in losses of subsidiaries	(66,809)	(3,042)	—	—	69,851	—
Interest expense, net	—	(31,044)	(1,711)	(6,972)	9,009	(30,718)
Loss on extinguishment of debt	—	—	—	(153)	—	(153)

(Loss) income before income taxes	(66,809)	(66,809)	(6,020)	2,978	69,851	(66,809)
Income tax provision	895	895	470	—	(1,365)	895

Net (loss) income	$(67,704)	$(67,704)	$(6,490)	$2,978	$71,216	$(67,704)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive (Loss) Income

Twenty-Six Weeks Ended August 2, 2014

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(67,704)	$(67,704)	$(6,490)	$2,978	$71,216	$(67,704)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	1,628	1,628	—	—	(1,628)	1,628
Comprehensive (loss) income	$(66,076)	$(66,076)	$(6,490)	$2,978	$69,588	$(66,076)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

Twenty-Six Weeks Ended August 3, 2013

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$699,847	$504,197	$—	$—	$1,204,044
Other income	—	16,444	12,380	—	—	28,824
	—	716,291	516,577	—	—	1,232,868

Costs and expenses:
Costs of merchandise sold	—	451,395	321,201	—	—	772,596
Selling, general and administrative	—	265,896	185,440	60	(15,047)	436,349
Depreciation and amortization	—	21,287	17,310	5,502	—	44,099
Amortization of lease-related interests	—	887	1,384	—	—	2,271
Impairment charges	—	131	—	—	—	131
Loss from operations	—	(23,305)	(8,758)	(5,562)	15,047	(22,578)

Other income (expense):
Intercompany income	—	968	9,082	13,519	(23,569)	—
Equity in losses of subsidiaries	(63,110)	(789)	—	—	63,899	—
Interest expense, net	—	(35,707)	(1,827)	(7,243)	8,522	(36,255)
Loss on extinguishment of debt	—	(4,277)	—	—	—	(4,277)

(Loss) income before income taxes	(63,110)	(63,110)	(1,503)	714	63,899	(63,110)
Income tax provision	854	854	469	—	(1,323)	854

Net (loss) income	$(63,964)	$(63,964)	$(1,972)	$714	$65,222	$(63,964)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive (Loss) Income

Twenty-Six Weeks Ended August 3, 2013

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(63,964)	$(63,964)	$(1,972)	$714	$65,222	$(63,964)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	3,102	3,102	—	—	(3,102)	3,102
Comprehensive (loss) income	$(60,862)	$(60,862)	$(1,972)	$714	$62,120	$(60,862)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Cash Flows

Twenty-Six Weeks Ended August 2, 2014

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$2,452	$(14,644)	$8,000	$4,529	$(5,992)	$(5,655)

Cash flows from investing activities:
Capital expenditures	—	(32,171)	(5,490)	—	—	(37,661)
Intercompany investing activity	—	(147)	—	—	147	—
Proceeds from sale of property, fixtures and equipment	—	7	1	5,000	—	5,008
Net cash (used in) provided by investing activities	—	(32,311)	(5,489)	5,000	147	(32,653)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(275,234)	(1,866)	(4,675)	—	(281,775)
Proceeds from issuance of long-term debt	—	327,232	—	—	—	327,232
Intercompany financing activity	—	(991)	—	(4,854)	5,845	—
Deferred financing costs paid	—	(69)	—	—	—	(69)
Cash dividends paid	(991)	—	—	—	—	(991)
Restricted shares forfeited in lieu of payroll taxes	(1,461)	—	—	—	—	(1,461)
Decrease in book overdraft balances	—	(3,998)	—	—	—	(3,998)
Net cash (used in) provided by financing activities	(2,452)	46,940	(1,866)	(9,529)	5,845	38,938

Net (decrease) increase in cash and cash equivalents	—	(15)	645	—	—	630

Cash and cash equivalents at beginning of period	1	2,889	4,168	—	—	7,058

Cash and cash equivalents at end of period	$1	$2,874	$4,813	$—	$—	$7,688

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

12.                               RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  The new standard provides a single revenue recognition model which is intended to enhance disclosures and improve comparability over a range of industries, companies and geographical boundaries.  ASU 2014-09 creates a five-step model that requires companies to exercise judgment when considering all relevant facts and circumstances in the determination of when and how revenue is recognized.  The guidance is effective for fiscal years beginning after December 15, 2016.  The Company is currently reviewing the revised guidance and assessing the potential impact on its consolidated financial statements.

In August 2014, ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), was issued, amending FASB Accounting Standards Subtopic 205-40 to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  Specifically, the amendments (1) provide a definition of the term “substantial doubt,” (2) require an evaluation every reporting period, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that financial statements are issued.  ASU 2014-15 is effective for fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter.  The Company is currently reviewing the guidance and does not anticipate a material impact on its consolidated financial statements.

13.                               SUBSEQUENT EVENT

On September 9, 2014, the Company declared a quarterly cash dividend of $0.05 per share on shares of Class A common stock and common stock, payable November 3, 2014 to shareholders of record as of October 17, 2014.

THE BON-TON STORES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.                                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of the following discussion, references to the “second quarter of 2014” and the “second quarter of 2013” are to the 13 weeks ended August 2, 2014 and August 3, 2013, respectively.  References to “2014” and “2013” are to the 26 weeks ended August 2, 2014 and August 3, 2013, respectively.  References to “fiscal 2014” are to the 52-week period ending January 31, 2015; references to “fiscal 2013” are to the 52-week period ended February 1, 2014.  References to the “Company,” “we,” “us,” and “our” refer to The Bon-Ton Stores, Inc. and its subsidiaries.

Overview

General

The Company, a Pennsylvania corporation, is one of the largest regional department store operators in the United States, offering a broad assortment of brand-name fashion apparel and accessories for women, men and children.  Our merchandise offerings also include cosmetics, home furnishings and other goods. We currently operate 273 stores, including ten furniture galleries and four clearance centers, in 26 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson’s, Elder-Beerman, Herberger’s and Younkers nameplates, encompassing a total of approximately 25 million square feet.

We operate in the department store segment of the U.S. retail industry, a highly competitive environment.  The department store industry continues to evolve in response to the development of competitive retail formats — mass merchandisers, national chain retailers, specialty retailers and online retailers — and the expansion of mobile technology and social media.

Performance Summary and Fiscal 2014 Guidance

In the second quarter of 2014 we continued to take actions to address our operating performance and focus on strategies to accelerate sales growth and improve our financial results.  We are encouraged by progress made in the quarter as we achieved a comparable store sales increase in a challenging promotional environment with continued soft traffic trends. We responded to cautious discretionary consumer spending in the period by increasing our marketing investment to drive traffic and convey our strong promotions.  Despite these aggressive promotional efforts, we managed our gross margin with timely markdowns that enabled us to realize increased value on the sell-through of clearance goods and minimize rate erosion.  We effectively managed our inventory, ending the quarter with comparable store inventories approximately even with those of the prior year.  Our revenues benefited from continued efforts to drive our proprietary credit card business and reinforce our “Your Rewards” loyalty program, resulting in a penetration of proprietary credit card sales to total sales of approximately 51%, an increase of 200 basis points over the rate in the prior year period.

Investments in technology continue to provide benefits as our eCommerce business maintained its double-digit sales growth in the period, largely through process achievements to expedite merchandise availability on the website and increased conversion.  Customer service has been enhanced through our “Let Us Find It” software, which links our point-of-sale ordering system with real-time inventory, allowing our sales associates to sell a product that may be unavailable locally by selecting merchandise from other stores or online fulfillment centers for shipment to the customer’s home or pick-up at an available store. Our localization strategy has been supported by analytical tools that allow our merchants to more efficiently formulate strategies by location and merchandise category; our smaller locations, in particular, are benefiting from increased and targeted investment of inventory dollars as a result of this initiative.

Our expense efficiency initiative, in which we partnered with an outside firm to conduct process and workload analyses to identify expense reduction opportunities and maximize efficiencies, is on track to achieve an estimated $10 million of expense reductions in fiscal 2014, largely expected to be realized in the fall season.

The expense reductions will be partially offset by increased costs such that the projected net benefit has been reduced from $5 million to approximately $2 million in fiscal 2014.  The increase in the estimated costs reflects the complexity of the initiatives, as well as the level of diligence required to make sustainable adjustments designed to accrue to the long-term benefit of the Company.

On August 21, 2014, we revised our fiscal 2014 earnings per diluted share guidance to a range of $0.25 to $0.55 to reflect the estimated increase in implementation costs, primarily consisting of professional fees and severance, associated with our expense efficiency initiative and expenses associated with the transition of our chief executive officer (totaling an estimated $3 million to $4 million of aggregate increased costs) and to incorporate the financial results of our spring season.  We provided the following assumptions with respect to our revised guidance:

•                  a comparable store sales increase ranging from 1.0% to 2.0%;

•                  a gross margin rate flat to 20 basis points higher than the fiscal 2013 rate of 36.2%;

•                  a selling, general and administrative (“SG&A”) expense rate, inclusive of potential performance incentives, flat to a 20 basis point increase over the fiscal 2013 rate of 32.5%;

•                  an estimated tax rate of 39%;

•                  capital expenditures not to exceed $75.0 million, net of external contributions; and

•                  an estimated 21 million weighted average shares outstanding, assuming dilution.

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
	August 2,	August 3,	August 2,	August 3,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Other income	2.6	2.5	2.5	2.4
	102.6	102.5	102.5	102.4
Costs and expenses:
Costs of merchandise sold	63.4	63.0	64.1	64.2
Selling, general and administrative	38.3	37.9	37.4	36.2
Depreciation and amortization	4.3	4.1	3.9	3.7
Amortization of lease-related interests	0.2	0.2	0.2	0.2
Impairment charges	—	—	—	—
Loss from operations	(3.6)	(2.8)	(3.1)	(1.9)
Interest expense, net	2.7	3.1	2.6	3.0
Loss on extinguishment of debt	—	0.7	—	0.4
Loss before income taxes	(6.3)	(6.6)	(5.7)	(5.2)
Income tax provision	0.1	0.1	0.1	0.1
Net loss	(6.4)%	(6.7)%	(5.8)%	(5.3)%

Second Quarter of 2014 Compared with Second Quarter of 2013

Net sales:  Net sales in the second quarter of 2014 were $563.5 million, compared with $557.1 million in the second quarter of 2013, reflecting an increase of 1.1%.  Comparable store sales increased 1.6% in the period.

The best performing merchandise categories in the second quarter of 2014 were Young Contemporary Apparel, Dresses and Women’s Sportswear (both included in Women’s Apparel) and Home.  Sales in Young Contemporary Apparel grew as a result of continued refinements to the merchandise mix, including the introduction of new national brands and expansion of successful brands.  Increased sales in Dresses were primarily the result of the depth of inventory in key items and an initiative to increase the inventory investment in our smaller doors.  Women’s Sportswear sales increased through the expansion of better separates to additional doors and momentum in the active/“athleisure” business, sales of which benefited from the introduction of a private brand that has achieved success in other ladies merchandise categories. Home sales benefited from a favorable shift in the promotional calendar, with notable sales increases in bedding and small electronics.

Merchandise categories that were challenged in the period included Petites’ and Moderate Sportswear (both included in Women’s Apparel) and Cosmetics. Sales in Petites’ Sportswear have been difficult for several seasons; we are redirecting inventory investment to those categories and vendors that are performing well.  Slow selling of career-related merchandise and swimwear hampered sales in Moderate Sportswear.  While sales in Cosmetics improved as compared with first quarter results, continued pressure remains.

Other income:  Other income, which includes income from revenues received under our credit card program agreement, miscellaneous revenue departments and gift and merchandise return card breakage, was $14.7 million in the second quarter of 2014 as compared with $13.8 million in the second quarter of 2013.  The increase primarily reflects increased revenues from our proprietary credit card operations.

Costs and expenses: Gross margin in the second quarter of 2014 increased $0.1 million to $206.2 million as compared with $206.1 million in the comparable prior year period.  Gross margin as a percentage of net sales decreased 40 basis points to 36.6% in the second quarter of 2014 from 37.0% in the comparable prior year period, largely due to increased net markdowns as a result of the competitive environment and our focus on inventory management as well as increased delivery costs associated with the growth of our eCommerce operations and “Let Us Find It” customer service initiative.

SG&A expense in the second quarter of 2014 increased $4.6 million to $215.8 million as compared with $211.3 million in the second quarter of 2013.  The increase is largely the result of higher advertising expenditures and implementation costs, primarily consisting of professional fees and severance, associated with our ongoing expense efficiency initiative, partially offset by decreased performance incentives.  The current year expense rate, 38.3% of net sales, increased 38 basis points over that of the prior year period.

Depreciation and amortization expense and amortization of lease-related interests increased $1.1 million to $25.2 million in the second quarter of 2014 from $24.1 million in the second quarter of 2013.

Interest expense, net:  Net interest expense was $15.4 million in the second quarter of 2014 as compared with $17.5 million in the second quarter of 2013.  The $2.1 million decrease primarily reflects reductions in borrowing rates, average debt levels and amortization of deferred fees.

Loss on extinguishment of debt:  In the second quarter of 2013, we recorded charges totaling $3.9 million for fees, tender premium and accelerated amortization of deferred fees in conjunction with the tender and redemption of certain of our senior notes.  There were no such charges in the second quarter of 2014.

Income tax provision:  The effective income tax rate in the second quarter in each of 2014 and 2013 largely reflects the Company’s valuation allowance position against all net deferred tax assets.  The $0.4 million income tax provision in each respective period is primarily due to recognition of deferred tax liabilities associated with indefinite-lived assets.

2014 Compared with 2013

Net sales:  Net sales in 2014 were $1.171 billion, compared with $1.204 billion in 2013, a decrease of 2.8%.  Despite our improved sales performance in the second quarter, comparable store sales decreased 2.4% in the 26 weeks as we were unable to entirely mitigate the sales erosion resulting from an extended period of unseasonable weather in our markets earlier in the year.

The best performing merchandise categories in 2014 were Dresses and Women’s Sportswear (both included in Women’s Apparel) and Young Contemporary Apparel.  Both Dresses and Women’s Sportswear benefited from increased inventory investment in our small and mid-size doors.  We are reaping the benefits from a successful new business model in Young Contemporary Apparel, in which strategic adjustments to merchandise and in-store placement were first implemented in 2013.

The merchandise categories most challenged in 2014 were the Petites’, Moderate and Better Sportswear areas (all included in Women’s Apparel), Cosmetics and Furniture (included in Home). We are continuing our efforts to optimize our inventory in the Sportswear categories, aligning investment with sales trends and reengineering the businesses through additional merchandise adjustments.  Sales in Cosmetics have been hampered by a lack of newness of product; we anticipate an improvement in the sales trend with the scheduled launch of new product in the fall season.  Furniture sales were adversely impacted by the discontinuation by our vendors of certain key upholstered pieces and our difficulty in replacing these items as well as slow sales in mattresses in the first quarter.

Other income:  Other income was $29.8 million in 2014 as compared with $28.8 million in 2013. The increase primarily reflects increased revenues from our proprietary credit card operations.

Costs and expenses: Gross margin in 2014 was $420.6 million as compared with $431.4 million in 2013, reflecting a decrease of $10.9 million. The decrease in gross margin dollars was due to reduced sales volume in the period.  Gross margin as a percentage of net sales increased 8 basis points to 35.9% in the current year from 35.8% last year, primarily due to an increase in the cumulative markup percentage.

SG&A expense in 2014 was $438.1 million as compared with $436.3 million in 2013, an increase of $1.8 million.  The increase is primarily due to higher advertising expenditures and implementation costs associated with our ongoing expense efficiency initiative, partially offset by decreased performance incentives and a gain on the sale of our remaining Rochester, New York store.  The expense rate in 2014, at 37.4% of net sales, was 118 basis points higher than that of the prior year.

Depreciation and amortization expense and amortization of lease-related interests increased $1.6 million to $47.9 million in 2014.

Interest expense, net:  Net interest expense was $30.7 million in 2014 as compared with $36.3 million in 2013.  The $5.5 million decrease is largely due to reductions in borrowing rates, average debt levels and amortization of deferred fees.

Loss on extinguishment of debt:  In 2014, we recorded a $0.2 million loss on extinguishment of debt related to the prepayment of mortgage debt associated with the sale of our remaining Rochester, New York store.  In 2013, we recorded charges totaling $4.3 million for fees, tender premium and accelerated amortization of deferred fees in conjunction with the tender and redemption of certain of our senior notes.

Income tax provision:  The effective tax rate in each of 2014 and 2013 largely reflects the Company’s valuation allowance position against all net deferred tax assets.  The $0.9 million income tax provision in each of 2014 and 2013 primarily reflects recognition of deferred tax liabilities associated with indefinite-lived assets.

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

Liquidity and Capital Resources

At August 2, 2014, we had $7.7 million in cash and cash equivalents and $384.2 million available under our Second Amended Revolving Credit Facility (before taking into account the minimum borrowing availability covenant under such facility).  Excess availability was $375.8 million as of the comparable prior year period.  The favorable excess availability comparison primarily reflects increased borrowing base availability, partially offset by increased direct borrowings to support current year operations.

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

Cash (used in) provided by our operating, investing and financing activities is summarized as follows:

	TWENTY-SIX
	WEEKS ENDED
	August 2,	August 3,
(Dollars in millions)	2014	2013

Operating activities	$(5.7)	$44.9
Investing activities	(32.7)	(34.2)
Financing activities	38.9	(10.5)

Net cash used in operating activities was $5.7 million in 2014; net cash provided by operating activities was $44.9 million in 2013.  The reduction in cash flow is primarily due to the unfavorable change in working capital, largely the result of the significant reduction in inventories in the prior year.

Net cash used in investing activities in the current year primarily reflects capital expenditures for a new store, renovations to support our strategic initiatives and information technology, partially offset by proceeds from the sale of property, fixtures and equipment, largely proceeds from the sale of the Rochester, New York store.  Capital expenditures totaled $37.7 million and $35.5 million in 2014 and 2013, respectively; these expenditures do not reflect reductions for external contributions (primarily leasehold improvement and fixture allowances received from landlords or vendors) of $8.6 million and $13.7 million in 2014 and 2013, respectively.  We anticipate our fiscal 2014 capital expenditures will not exceed $101.5 million (excluding external contributions of $26.5 million, reducing budgeted net capital investments to $75.0 million).

Net cash provided by financing activities was $38.9 million in 2014; net cash used in financing activities was $10.5 million in 2013.  The cash inflow in the current year primarily reflects increased cash requirements to support current year operating activities.  A significant reduction in deferred financing fees paid resulted in decreased cash outflow in 2014.

Aside from planned capital expenditures, the Company’s primary cash requirements will be to service debt and finance working capital increases during peak selling seasons.

We paid a quarterly cash dividend of $0.05 per share on shares of Class A common stock and common stock on February 3, 2014, May 5, 2014 and August 5, 2014 to shareholders of record as of January 17, 2014, April 17, 2014 and July 18, 2014, respectively.  Additionally, a quarterly cash dividend of $0.05 per share on shares of Class A common stock and common stock was declared on September 9, 2014, payable November 3, 2014 to shareholders of record as of October 17, 2014.  Our Board of Directors may consider dividends in subsequent periods as it deems appropriate.

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

Recently Issued Accounting Standards

Recently issued accounting standards are discussed in Note 12 to the Consolidated Financial Statements.

Forward-Looking Statements

Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission contain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which may be identified by words or phrases such as “may,” “could,” “would,” “will,” “plan,” “expect,” “believe,” “anticipate,” “estimate,” “project,” “intend,” “look forward to” or other similar expressions, involve important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.  Factors that could cause such differences include, but are not limited to, risks related to retail businesses generally; a significant and prolonged deterioration of general economic conditions which could negatively impact the Company, including the potential write-down of the current valuation of intangible assets and deferred taxes; risks related to the Company’s proprietary credit card program; potential increases in pension obligations; consumer spending patterns, debt levels, and the availability and cost of consumer credit; additional competition from existing and new competitors; inflation; deflation; changes in the costs of fuel and other energy and transportation costs; weather conditions that could negatively impact sales; uncertainties associated with expanding or remodeling existing stores; the ability to attract and retain qualified management; the dependence upon relationships with vendors and their factors; a data security breach or system failure; the ability to reduce or control SG&A expenses, including initiatives to reduce expenses and improve efficiency; operational disruptions; unsuccessful marketing initiatives; the ability to expand capacity and efficiency through the Company’s new eCommerce fulfillment center; changes in, or the failure to successfully implement, our key strategies, including initiatives to improve our merchandising, marketing and operations; adverse outcomes in litigation; the incurrence of unplanned capital expenditures; the ability to obtain financing for working capital, capital expenditures and general corporate purposes; the impact of regulatory requirements including the Health Care Reform Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act;  the inability or limitations on the Company’s ability to favorably adjust the valuation allowance on deferred tax assets; and the financial condition of mall operators.  Additional factors that could cause the Company’s actual results to differ from those contained in these forward-looking statements are discussed in greater detail under Item 1A of the Company’s Annual Report on Form 10-K for fiscal 2013 filed with the Securities and Exchange Commission.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting that occurred during the thirteen weeks ended August 2, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:                    OTHER INFORMATION

ITEM 6.   EXHIBITS

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

10.1*	Amendment to Employment Agreement with Brendan Hoffman dated July 16, 2014 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 17, 2014)
10.2*

Employment Agreement dated July 28, 2014 and effective as of August 25, 2014 by and between The Bon-Ton Stores, Inc. and Kathryn Bufano (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2014 (“7/31/14 Form 8-K”))

10.3*	Restricted Stock Agreement for Kathryn Bufano (incorporated by reference to Exhibit 10.2 to the 7/31/14 Form 8-K)
10.4*	Restricted Stock Agreement — Performance Shares for Kathryn Bufano (incorporated by reference to Exhibit 10.3 to the 7/31/14 Form 8-K)
31.1	Certification of Kathryn Bufano
31.2	Certification of Keith E. Plowman
32.1**	Certification Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*                                         Constitutes a management contract or compensatory plan or arrangement.

**                                  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BON-TON STORES, INC.

DATE:	September 10, 2014	BY:	/s/ Kathryn Bufano
Kathryn Bufano
President and
Chief Executive Officer
(Principal Executive Officer)

DATE:	September 10, 2014	BY:	/s/ Keith E. Plowman
Keith E. Plowman
Executive Vice President—
Chief Financial Officer
(Principal Financial Officer)

DATE:	September 10, 2014	BY:	/s/ Michael W. Webb
Michael W. Webb
Group Vice President—
Chief Accounting Officer
(Principal Accounting Officer)