Form 10-Q
period 2014-11-01
BON TON STORES INC
filed 2014-12-10
CIK 878079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended November 1, 2014	Commission File Number
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

As of November 28, 2014, there were 17,480,523 shares of Common Stock, $.01 par value, and 2,951,490 shares of Class A Common Stock, $.01 par value, outstanding.

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE BON-TON STORES, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	November 1,	November 2,	February 1,
(In thousands, except share and per share data)	2014	2013	2014

Assets
Current assets:
Cash and cash equivalents	$7,516	$8,082	$7,058
Merchandise inventories	970,649	914,603	709,733
Prepaid expenses and other current assets	79,059	91,120	76,285
Total current assets	1,057,224	1,013,805	793,076
Property, fixtures and equipment at cost, net of accumulated depreciation and amortization of $922,608, $867,012 and $865,111 at November 1, 2014, November 2, 2013 and February 1, 2014, respectively	637,217	649,966	640,004
Deferred income taxes	20,486	16,659	15,765
Intangible assets, net of accumulated amortization of $62,811, $62,657 and $62,068 at November 1, 2014, November 2, 2013 and February 1, 2014, respectively	91,891	104,932	102,800
Other long-term assets	23,162	23,139	25,584
Total assets	$1,829,980	$1,808,501	$1,577,229

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$376,070	$351,281	$200,465
Accrued payroll and benefits	24,248	25,369	28,343
Accrued expenses	157,462	161,224	150,595
Current maturities of long-term debt	7,286	7,247	7,363
Current maturities of obligations under capital leases	3,888	3,878	3,797
Deferred income taxes	28,784	23,222	22,744
Income taxes payable	—	4	—
Total current liabilities	597,738	572,225	413,307

Long-term debt, less current maturities	971,608	931,776	804,372
Obligations under capital leases, less current maturities	46,034	49,609	48,977
Other long-term liabilities	165,897	206,017	182,617
Total liabilities	1,781,277	1,759,627	1,449,273

Contingencies (Note 9)

Shareholders’ equity
Preferred Stock — authorized 5,000,000 shares at $0.01 par value; no shares issued	—	—	—
Common Stock — authorized 40,000,000 shares at $0.01 par value; issued shares of 17,818,323, 17,857,457 and 17,846,457 at November 1, 2014, November 2, 2013 and February 1, 2014, respectively	178	179	178
Class A Common Stock — authorized 20,000,000 shares at $0.01 par value; issued and outstanding shares of 2,951,490 at November 1, 2014, November 2, 2013 and February 1, 2014	30	30	30
Treasury stock, at cost — 337,800 shares at November 1, 2014, November 2, 2013 and February 1, 2014	(1,387)	(1,387)	(1,387)
Additional paid-in capital	160,759	160,185	160,772
Accumulated other comprehensive loss	(48,006)	(68,589)	(50,448)
(Accumulated deficit) retained earnings	(62,871)	(41,544)	18,811
Total shareholders’ equity	48,703	48,874	127,956
Total liabilities and shareholders’ equity	$1,829,980	$1,808,501	$1,577,229

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
(In thousands, except per share data)	November 1,	November 2,	November 1,	November 2,
(Unaudited)	2014	2013	2014	2013

Net sales	$642,735	$651,161	$1,813,647	$1,855,205
Other income	16,022	15,412	45,780	44,236
	658,757	666,573	1,859,427	1,899,441

Costs and expenses:
Costs of merchandise sold	409,484	412,932	1,159,846	1,185,528
Selling, general and administrative	220,901	215,204	659,027	651,553
Depreciation and amortization	22,073	21,149	67,678	65,248
Amortization of lease-related interests	1,101	1,117	3,442	3,388
Impairment charges	273	321	447	452
Income (loss) from operations	4,925	15,850	(31,013)	(6,728)
Interest expense, net	15,506	16,492	46,224	52,747
Loss on extinguishment of debt	—	20	153	4,297

Loss before income taxes	(10,581)	(662)	(77,390)	(63,772)
Income tax provision	427	269	1,322	1,123

Net loss	$(11,008)	$(931)	$(78,712)	$(64,895)

Per share amounts —
Basic:
Net loss	$(0.57)	$(0.05)	$(4.06)	$(3.40)

Diluted:
Net loss	$(0.57)	$(0.05)	$(4.06)	$(3.40)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
(In thousands)	November 1,	November 2,	November 1,	November 2,
(Unaudited)	2014	2013	2014	2013

Net loss	$(11,008)	$(931)	$(78,712)	$(64,895)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	814	1,551	2,442	4,653
Comprehensive (loss) income	$(10,194)	$620	$(76,270)	$(60,242)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	THIRTY-NINE
	WEEKS ENDED
(In thousands)	November 1,	November 2,
(Unaudited)	2014	2013
Cash flows from operating activities:
Net loss	$(78,712)	$(64,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67,678	65,248
Amortization of lease-related interests	3,442	3,388
Impairment charges	447	452
Share-based compensation expense	1,902	3,000
Gain on sale of property, fixtures and equipment	(2,542)	(403)
Reclassifications of accumulated other comprehensive loss	2,442	4,653
Loss on extinguishment of debt	153	4,297
Amortization of deferred financing costs	2,195	3,029
Deferred income tax provision	1,318	1,317
Changes in operating assets and liabilities:
Increase in merchandise inventories	(260,915)	(156,203)
Increase in prepaid expenses and other current assets	(2,774)	(20,520)
Decrease (increase) in other long-term assets	296	(1,159)
Increase in accounts payable	169,757	151,986
Increase (decrease) in accrued payroll and benefits and accrued expenses	1,793	(13,953)
Decrease in income taxes payable	—	(735)
Decrease in other long-term liabilities	(13,676)	(2,893)
Net cash used in operating activities	(107,196)	(23,391)

Cash flows from investing activities:
Capital expenditures	(63,961)	(60,780)
Proceeds from sale of property, fixtures and equipment	5,297	1,274
Net cash used in investing activities	(58,664)	(59,506)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(411,051)	(917,791)
Proceeds from issuance of long-term debt	575,231	1,007,791
Cash dividends paid	(1,981)	(1,966)
Restricted shares forfeited in lieu of payroll taxes	(1,937)	(2,134)
Proceeds from stock options exercised	22	595
Deferred financing costs paid	(69)	(8,712)
Increase in book overdraft balances	6,103	5,270
Net cash provided by financing activities	166,318	83,053

Net increase in cash and cash equivalents	458	156

Cash and cash equivalents at beginning of period	7,058	7,926

Cash and cash equivalents at end of period	$7,516	$8,082

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated	(Accumulated
		Class A		Additional	Other	Deficit)
(In thousands, except per share data)	Common	Common	Treasury	Paid-in	Comprehensive	Retained
(Unaudited)	Stock	Stock	Stock	Capital	Loss	Earnings	Total

BALANCE AT FEBRUARY 2, 2013	$175	$30	$(1,387)	$158,728	$(73,242)	$26,302	$110,606

Net loss	—	—	—	—	—	(64,895)	(64,895)
Other comprehensive income	—	—	—	—	4,653	—	4,653
Dividends to shareholders, $0.15 per share	—	—	—	—	—	(2,951)	(2,951)
Restricted shares forfeited in lieu of payroll taxes	(2)	—	—	(2,132)	—	—	(2,134)
Proceeds from stock options exercised	1	—	—	594	—	—	595
Share-based compensation expense	5	—	—	2,995	—	—	3,000
BALANCE AT NOVEMBER 2, 2013	$179	$30	$(1,387)	$160,185	$(68,589)	$(41,544)	$48,874

BALANCE AT FEBRUARY 1, 2014	$178	$30	$(1,387)	$160,772	$(50,448)	$18,811	$127,956

Net loss	—	—	—	—	—	(78,712)	(78,712)
Other comprehensive income	—	—	—	—	2,442	—	2,442
Dividends to shareholders, $0.15 per share	—	—	—	—	—	(2,970)	(2,970)
Restricted shares forfeited in lieu of payroll taxes	(2)	—	—	(1,935)	—	—	(1,937)
Proceeds from stock options exercised	—	—	—	22	—	—	22
Share-based compensation expense	2	—	—	1,900	—	—	1,902
BALANCE AT NOVEMBER 1, 2014	$178	$30	$(1,387)	$160,759	$(48,006)	$(62,871)	$48,703

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.                                      BASIS OF PRESENTATION

The Bon-Ton Stores, Inc., a Pennsylvania corporation, was incorporated on January 31, 1996 as the successor of a company incorporated on January 31, 1929.  As of November 1, 2014, The Bon-Ton Stores, Inc. operated, through its subsidiaries, 273 stores, including ten furniture galleries and four clearance centers, in 26 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson’s, Elder-Beerman, Herberger’s and Younkers nameplates.

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

For purposes of the following discussion, references to the “third quarter of 2014” and the “third quarter of 2013” are to the 13 weeks ended November 1, 2014 and November 2, 2013, respectively.  References to “fiscal 2014” are to the 52 weeks ending January 31, 2015; references to “fiscal 2013” are to the 52 weeks ended February 1, 2014.

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

2.                                      PER-SHARE AMOUNTS

The following table presents a reconciliation of net loss and weighted average shares outstanding used in basic and diluted earnings (loss) per share (“EPS”) calculations for each period presented:

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	November 1,	November 2,	November 1,	November 2,
	2014	2013	2014	2013

Basic Loss Per Common Share
Net loss	$(11,008)	$(931)	$(78,712)	$(64,895)
Less: Income allocated to participating securities	—	—	—	—
Net loss available to common shareholders	$(11,008)	$(931)	$(78,712)	$(64,895)

Weighted average common shares outstanding	19,470,674	19,202,416	19,393,072	19,066,734

Basic loss per common share	$(0.57)	$(0.05)	$(4.06)	$(3.40)

Diluted Loss Per Common Share
Net loss	$(11,008)	$(931)	$(78,712)	$(64,895)
Less: Income allocated to participating securities	—	—	—	—
Net loss available to common shareholders	$(11,008)	$(931)	$(78,712)	$(64,895)

Weighted average common shares outstanding	19,470,674	19,202,416	19,393,072	19,066,734
Common shares issuable - stock options	—	—	—	—
Weighted average common shares outstanding assuming dilution	19,470,674	19,202,416	19,393,072	19,066,734

Diluted loss per common share	$(0.57)	$(0.05)	$(4.06)	$(3.40)

Due to the Company’s net loss position, weighted average unvested restricted shares (participating securities) of 715,140 and 857,754 for the third quarter in each of 2014 and 2013, respectively, and 710,101 and 939,333 for the 39 weeks ended November 1, 2014 and November 2, 2013, respectively, were not considered in the calculation of net loss available to common shareholders used for both basic and diluted EPS.

In addition, weighted average stock option shares (non-participating securities) totaling 197,593 and 300,523 for the third quarter in each of 2014 and 2013, respectively, and 218,184 and 388,758 for the 39 weeks ended November 1, 2014 and November 2, 2013, respectively, were excluded from the computation of diluted weighted average common shares outstanding, as their effect would have been antidilutive.  Certain of these stock option shares were excluded solely due to the Company’s net loss position.  Had the Company reported net income for the third quarter in each of 2014 and 2013, these shares would have increased diluted weighted average common shares outstanding by 86,974 and 114,837, respectively.  Had the Company reported net income for the 39 weeks ended November 1, 2014 and November 2, 2013, these shares would have increased diluted weighted average common shares outstanding by 96,646 and 145,748, respectively.

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

The carrying value and estimated fair value of the Company’s long-term debt, including current maturities but excluding capital leases, as of November 1, 2014 are as follows:

			Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Second lien senior secured notes	$407,292	$360,792	$360,792	$—	$—
Mortgage facilities	213,292	215,552	—	—	215,552
Senior secured credit facility	358,310	358,310	—	—	358,310
Total	$978,894	$934,654	$360,792	$—	$573,862

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

4.                                      SUPPLEMENTAL BALANCE SHEET INFORMATION

Prepaid expenses and other current assets were comprised of the following:

	November 1,	November 2,	February 1,
	2014	2013	2014
Other receivables	$35,264	$45,461	$39,569
Prepaid expenses	43,795	45,659	36,716
Total	$79,059	$91,120	$76,285

5.                                      SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental cash flow information is provided for the periods reported:

	THIRTY-NINE
	WEEKS ENDED
	November 1,	November 2,
	2014	2013

Cash paid for:
Interest, net of amounts capitalized	$38,439	$55,457
Income taxes, net of refunds received	(3)	691

Non-cash investing and financing activities:
Property, fixtures and equipment included in accrued expenses	$6,140	$7,082
Declared dividends to shareholders included in accrued expenses	989	985

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

6.                                      EXIT OR DISPOSAL ACTIVITIES

The following table summarizes exit or disposal activities during the 39 weeks ended November 1, 2014 related to store closings in fiscal 2013, the consolidation of eCommerce fulfillment activities in advance of the Company’s new eCommerce fulfillment center and the Company’s expense efficiency initiative:

	Termination Benefits	Other Costs	Total
Accrued balance as of February 1, 2014	$232	$188	$420
Provisions:
Thirteen weeks ended May 3, 2014	319	125	444
Thirteen weeks ended August 2, 2014	1,148	18	1,166
Thirteen weeks ended November 1, 2014	245	—	245
Payments:
Thirteen weeks ended May 3, 2014	(217)	(313)	(530)
Thirteen weeks ended August 2, 2014	(377)	(18)	(395)
Thirteen weeks ended November 1, 2014	(417)	—	(417)
Accrued balance as of November 1, 2014	$933	$—	$933

The above provisions were included within selling, general and administrative expense.

7.                                      EMPLOYEE DEFINED AND POSTRETIREMENT BENEFIT PLANS

The Company provides benefits to certain current and former associates who are eligible under a qualified defined benefit pension plan and various non-qualified supplemental pension plans (collectively, the “Pension Plans”).  Net periodic benefit expense for the Pension Plans includes the following (income) and expense components:

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	November 1,	November 2,	November 1,	November 2,
	2014	2013	2014	2013
Interest cost	$1,998	$1,997	$5,993	$5,994
Expected return on plan assets	(2,490)	(2,235)	(7,470)	(6,706)
Recognition of net actuarial loss	943	1,642	2,831	4,925
Net periodic benefit expense	$451	$1,404	$1,354	$4,213

During the 39 weeks ended November 1, 2014, contributions of $11,287 were made to the Pension Plans.  The Company anticipates contributing an additional $1,682 to fund the Pension Plans in fiscal 2014 for an annual total of $12,969.

The Company also provides medical and life insurance benefits to certain former associates under a postretirement benefit plan (“Postretirement Benefit Plan”).  Net periodic benefit income for the Postretirement Benefit Plan includes the following (income) and expense components:

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	November 1,	November 2,	November 1,	November 2,
	2014	2013	2014	2013
Interest cost	$23	$30	$67	$91
Recognition of net actuarial gain	(129)	(91)	(389)	(272)
Net periodic benefit income	$(106)	$(61)	$(322)	$(181)

During the 39 weeks ended November 1, 2014, the Company contributed $114 to fund the Postretirement Benefit Plan, and anticipates contributing an additional $297 to fund the Postretirement Benefit Plan in fiscal 2014, for a net annual total of $411.

8.                                      INCOME TAXES

The provisions codified within ASC Topic 740, Income Taxes (“ASC 740”), require companies to assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence using a “more likely than not” standard.  In accordance with ASC 740, the Company maintained a full valuation allowance throughout fiscal 2013 and the 39 weeks ended November 1, 2014 on all of the Company’s net deferred tax assets.  The Company’s deferred tax asset valuation allowance totaled $176,495, $178,106 and $144,908 as of November 1, 2014, November 2, 2013 and February 1, 2014, respectively.

Given the Company’s valuation allowance position, no tax benefit was recognized on the Company’s loss before income taxes in the 13 and 39 weeks ended in each of November 1, 2014 and November 2, 2013.  The income tax provision recorded in the 13 and 39 weeks ended in each of November 1, 2014 and November 2, 2013 primarily reflects the recognition of deferred tax liabilities associated with indefinite-lived assets.

As of November 1, 2014, it is reasonably possible that gross unrecognized tax benefits could decrease by $78 within the next 12 months due to the expiration of certain statutes of limitations.

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

As a result of the deferred tax asset valuation allowance maintained throughout fiscal 2013 and the 39 weeks ended November 1, 2014 (see Note 8), no tax effect was recorded on the changes recognized within other comprehensive income for all periods presented.

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

The condensed consolidating financial information for the Parent, the Issuer and the guarantor and non-guarantor subsidiaries as of November 1, 2014, November 2, 2013 and February 1, 2014 and for the third quarter in each of 2014 and 2013 and the 39 weeks ended November 1, 2014 and November 2, 2013 as presented below has been prepared from the books and records maintained by the Parent, the Issuer and the guarantor and non-guarantor subsidiaries. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the guarantor and non-guarantor subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from affiliates will exist at any time.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Balance Sheet

November 1, 2014

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$2,879	$4,636	$—	$—	$7,516
Merchandise inventories	—	628,017	342,632	—	—	970,649
Prepaid expenses and other current assets	—	69,415	6,311	3,839	(506)	79,059
Total current assets	1	700,311	353,579	3,839	(506)	1,057,224
Property, fixtures and equipment at cost, net	—	259,079	148,437	229,701	—	637,217
Deferred income taxes	—	3,392	17,094	—	—	20,486
Intangible assets, net	—	25,365	66,526	—	—	91,891
Investment in and advances to affiliates	48,702	421,602	299,047	—	(769,351)	—
Other long-term assets	—	22,273	403	486	—	23,162
Total assets	$48,703	$1,432,022	$885,086	$234,026	$(769,857)	$1,829,980

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$376,070	$—	$—	$—	$376,070
Accrued payroll and benefits	—	19,622	4,626	—	—	24,248
Accrued expenses	—	87,858	70,074	36	(506)	157,462
Current maturities of long-term debt and obligations under capital leases	—	451	3,436	7,287	—	11,174
Deferred income taxes	—	8,382	20,402	—	—	28,784
Total current liabilities	—	492,383	98,538	7,323	(506)	597,738

Long-term debt and obligations under capital leases, less current maturities	—	770,946	40,690	206,006	—	1,017,642
Other long-term liabilities	—	120,767	43,327	1,803	—	165,897
Total liabilities	—	1,384,096	182,555	215,132	(506)	1,781,277

Shareholders’ equity	48,703	47,926	702,531	18,894	(769,351)	48,703

Total liabilities and shareholders’ equity	$48,703	$1,432,022	$885,086	$234,026	$(769,857)	$1,829,980

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

Thirteen Weeks Ended November 1, 2014

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$378,279	$264,456	$—	$—	$642,735
Other income	—	9,457	6,565	—	—	16,022
	—	387,736	271,021	—	—	658,757

Costs and expenses:
Costs of merchandise sold	—	243,019	166,465	—	—	409,484
Selling, general and administrative	—	135,706	92,366	32	(7,203)	220,901
Depreciation and amortization	—	11,130	8,221	2,722	—	22,073
Amortization of lease-related interests	—	495	606	—	—	1,101
Impairment charges	—	273	—	—	—	273
(Loss) income from operations	—	(2,887)	3,363	(2,754)	7,203	4,925

Other income (expense):
Intercompany income	—	460	3,289	6,525	(10,274)	—
Equity in (losses) earnings of subsidiaries	(10,581)	6,145	—	—	4,436	—
Interest expense, net	—	(14,299)	(833)	(3,445)	3,071	(15,506)

(Loss) income before income taxes	(10,581)	(10,581)	5,819	326	4,436	(10,581)
Income tax provision	427	427	234	—	(661)	427

Net (loss) income	$(11,008)	$(11,008)	$5,585	$326	$5,097	$(11,008)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive (Loss) Income

Thirteen Weeks Ended November 1, 2014

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(11,008)	$(11,008)	$5,585	$326	$5,097	$(11,008)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	814	814	—	—	(814)	814
Comprehensive (loss) income	$(10,194)	$(10,194)	$5,585	$326	$4,283	$(10,194)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

Thirteen Weeks Ended November 2, 2013

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$376,348	$274,813	$—	$—	$651,161
Other income	—	8,881	6,531	—	—	15,412
	—	385,229	281,344	—	—	666,573

Costs and expenses:
Costs of merchandise sold	—	240,501	172,431	—	—	412,932
Selling, general and administrative	—	131,649	90,831	30	(7,306)	215,204
Depreciation and amortization	—	9,913	8,484	2,752	—	21,149
Amortization of lease-related interests	—	425	692	—	—	1,117
Impairment charges	—	321	—	—	—	321
Income (loss) from operations	—	2,420	8,906	(2,782)	7,306	15,850

Other income (expense):
Intercompany income	—	439	4,898	6,651	(11,988)	—
Equity in (losses) earnings of subsidiaries	(662)	13,194	—	—	(12,532)	—
Interest expense, net	—	(16,695)	(891)	(3,588)	4,682	(16,492)
Loss on extinguishment of debt	—	(20)	—	—	—	(20)

(Loss) income before income taxes	(662)	(662)	12,913	281	(12,532)	(662)
Income tax provision (benefit)	269	269	(8)	—	(261)	269

Net (loss) income	$(931)	$(931)	$12,921	$281	$(12,271)	$(931)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive Income

Thirteen Weeks Ended November 2, 2013

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(931)	$(931)	$12,921	$281	$(12,271)	$(931)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	1,551	1,551	—	—	(1,551)	1,551
Comprehensive income	$620	$620	$12,921	$281	$(13,822)	$620

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

Thirty-Nine Weeks Ended November 1, 2014

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,070,319	$743,328	$—	$—	$1,813,647
Other income	—	27,137	18,643	—	—	45,780
	—	1,097,456	761,971	—	—	1,859,427

Costs and expenses:
Costs of merchandise sold	—	688,176	471,670	—	—	1,159,846
Selling, general and administrative	—	409,091	274,152	(2,307)	(21,909)	659,027
Depreciation and amortization	—	34,642	24,811	8,225	—	67,678
Amortization of lease-related interests	—	1,623	1,819	—	—	3,442
Impairment charges	—	447	—	—	—	447
Loss from operations	—	(36,523)	(10,481)	(5,918)	21,909	(31,013)

Other income (expense):
Intercompany income	—	1,373	12,824	19,792	(33,989)	—
Equity in (losses) earnings of subsidiaries	(77,390)	3,103	—	—	74,287	—
Interest expense, net	—	(45,343)	(2,544)	(10,417)	12,080	(46,224)
Loss on extinguishment of debt	—	—	—	(153)	—	(153)

(Loss) income before income taxes	(77,390)	(77,390)	(201)	3,304	74,287	(77,390)
Income tax provision	1,322	1,322	704	—	(2,026)	1,322

Net (loss) income	$(78,712)	$(78,712)	$(905)	$3,304	$76,313	$(78,712)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive (Loss) Income

Thirty-Nine Weeks Ended November 1, 2014

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(78,712)	$(78,712)	$(905)	$3,304	$76,313	$(78,712)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	2,442	2,442	—	—	(2,442)	2,442
Comprehensive (loss) income	$(76,270)	$(76,270)	$(905)	$3,304	$73,871	$(76,270)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

Thirty-Nine Weeks Ended November 2, 2013

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,076,195	$779,010	$—	$—	$1,855,205
Other income	—	25,325	18,911	—	—	44,236
	—	1,101,520	797,921	—	—	1,899,441

Costs and expenses:
Costs of merchandise sold	—	691,896	493,632	—	—	1,185,528
Selling, general and administrative	—	397,545	276,271	90	(22,353)	651,553
Depreciation and amortization	—	31,200	25,794	8,254	—	65,248
Amortization of lease-related interests	—	1,312	2,076	—	—	3,388
Impairment charges	—	452	—	—	—	452
(Loss) income from operations	—	(20,885)	148	(8,344)	22,353	(6,728)

Other income (expense):
Intercompany income	—	1,407	13,980	20,170	(35,557)	—
Equity in (losses) earnings of subsidiaries	(63,772)	12,405	—	—	51,367	—
Interest expense, net	—	(52,402)	(2,718)	(10,831)	13,204	(52,747)
Loss on extinguishment of debt	—	(4,297)	—	—	—	(4,297)

(Loss) income before income taxes	(63,772)	(63,772)	11,410	995	51,367	(63,772)
Income tax provision	1,123	1,123	461	—	(1,584)	1,123

Net (loss) income	$(64,895)	$(64,895)	$10,949	$995	$52,951	$(64,895)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive (Loss) Income

Thirty-Nine Weeks Ended November 2, 2013

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(64,895)	$(64,895)	$10,949	$995	$52,951	$(64,895)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	4,653	4,653	—	—	(4,653)	4,653
Comprehensive (loss) income	$(60,242)	$(60,242)	$10,949	$995	$48,298	$(60,242)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Cash Flows

Thirty-Nine Weeks Ended November 1, 2014

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$3,918	$(122,314)	$12,423	$6,644	$(7,867)	$(107,196)

Cash flows from investing activities:
Capital expenditures	—	(54,132)	(9,829)	—	—	(63,961)
Intercompany investing activity	(22)	(618)	—	—	640	—
Proceeds from sale of property, fixtures and equipment	—	9	288	5,000	—	5,297
Net cash (used in) provided by investing activities	(22)	(54,741)	(9,541)	5,000	640	(58,664)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(402,239)	(2,414)	(6,398)	—	(411,051)
Proceeds from issuance of long-term debt	—	575,231	—	—	—	575,231
Intercompany financing activity	—	(1,981)	—	(5,246)	7,227	—
Deferred financing costs paid	—	(69)	—	—	—	(69)
Cash dividends paid	(1,981)	—	—	—	—	(1,981)
Restricted shares forfeited in lieu of payroll taxes	(1,937)	—	—	—	—	(1,937)
Proceeds from stock options exercised	22	—	—	—	—	22
Increase in book overdraft balances	—	6,103	—	—	—	6,103
Net cash (used in) provided by financing activities	(3,896)	177,045	(2,414)	(11,644)	7,227	166,318

Net (decrease) increase in cash and cash equivalents	—	(10)	468	—	—	458

Cash and cash equivalents at beginning of period	1	2,889	4,168	—	—	7,058

Cash and cash equivalents at end of period	$1	$2,879	$4,636	$—	$—	$7,516

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

In August 2014, ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), was issued, amending FASB Accounting Standards Subtopic 205-40 to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  Specifically, the amendments (1) provide a definition of the term “substantial doubt,” (2) require an evaluation every reporting period, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that financial statements are issued.  ASU 2014-15 is effective for fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter.  The Company is currently reviewing the guidance and assessing the potential impact on its consolidated financial statements.

13.     SUBSEQUENT EVENT

On November 18, 2014, the Company declared a quarterly cash dividend of $0.05 per share on shares of Class A common stock and common stock, payable February 2, 2015 to shareholders of record as of January 16, 2015.

THE BON-TON STORES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.                                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of the following discussion, references to the “third quarter of 2014” and the “third quarter of 2013” are to the 13 weeks ended November 1, 2014 and November 2, 2013, respectively.  References to “2014” and “2013” are to the 39 weeks ended November 1, 2014 and November 2, 2013, respectively.  References to “fiscal 2014” are to the 52-week period ending January 31, 2015; references to “fiscal 2013” are to the 52-week period ended February 1, 2014.  References to the “Company,” “we,” “us,” and “our” refer to The Bon-Ton Stores, Inc. and its subsidiaries.

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

Performance Summary and Fiscal 2014 Guidance

In the third quarter of 2014, we were disappointed in the slowing of store traffic in our markets and the ensuing sales weakness, particularly in light of having solid momentum through mid-October when we saw unseasonably warm weather.  While our subsequent performance did not meet our expectations, we did achieve numerous measurable successes that bode well for ongoing business.  Our eCommerce operations continued its double-digit sales growth in the period, fueled by a meaningful increase in conversion due to new product offerings, additional online promotions and targeted marketing efforts.  We increased the sales penetration of our Let Us Find It initiative, a customer service tool that links our point-of-sale ordering system with real-time inventory, allowing our sales associates to sell a product that may be unavailable locally by selecting merchandise from other stores or online fulfillment centers for shipment to the customer’s home.  Our revenues in the period benefited from increased proprietary credit card sales; we believe the continued growth of our Your Rewards credit card customer loyalty program confirms our meaningful engagement with this core customer.

We continued our focus on our localization initiative, tailoring merchandise assortments and marketing programs to better align with customer preferences in a market, using insights obtained from customer surveys, sophisticated analytical tools and regional field-personnel whose time is dedicated to identifying and communicating merchandise needs of local customers.  Our regional planning organizations are working to build competitive and impactful merchandise presentations by door with the goal of accelerating sales growth in our existing stores.

On November 20, 2014, based on our results for the third quarter of 2014 and muted expectations for the remainder of the fiscal year, we revised our fiscal 2014 earnings per diluted share guidance to a range of a loss of $0.20 to earnings of $0.10.  We provided the following assumptions with respect to our revised guidance:

•                  a comparable store sales performance ranging from flat to a 0.5% increase;

•                  a gross margin rate ranging from 10 to 20 basis points lower than the fiscal 2013 rate of 36.2%;

•                  a selling, general and administrative (“SG&A”) expense rate ranging from a 30- to 50-basis-point increase over the fiscal 2013 rate of 32.5%, reflecting the inclusion of approximately $8 million of implementation costs associated with our ongoing expense efficiency initiative;

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

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	November 1,	November 2,	November 1,	November 2,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Other income	2.5	2.4	2.5	2.4
	102.5	102.4	102.5	102.4
Costs and expenses:
Costs of merchandise sold	63.7	63.4	64.0	63.9
Selling, general and administrative	34.4	33.0	36.3	35.1
Depreciation and amortization	3.4	3.2	3.7	3.5
Amortization of lease-related interests	0.2	0.2	0.2	0.2
Impairment charges	—	—	—	—
Income (loss) from operations	0.8	2.4	(1.7)	(0.4)
Interest expense, net	2.4	2.5	2.5	2.8
Loss on extinguishment of debt	—	—	—	0.2
Loss before income taxes	(1.6)	(0.1)	(4.3)	(3.4)
Income tax provision	0.1	—	0.1	0.1
Net loss	(1.7)%	(0.1)%	(4.3)%	(3.5)%

Third Quarter of 2014 Compared with Third Quarter of 2013

Net sales:  Net sales in the third quarter of 2014 were $642.7 million, compared with $651.2 million in the third quarter of 2013, reflecting a decrease of 1.3%.   Comparable store sales decreased 0.8% in the period.

The best performing merchandise categories in the third quarter of 2014 were Coats (included in Women’s Apparel), Home and Young Contemporary Apparel.  Coats benefited through expansion of key brands as well as an additional promotional event. Home sales benefited from a favorable shift in the promotional calendar, with notable sales increases in bedding, cookware and small electronics.  Increased sales in Young Contemporary Apparel grew as a result of continued refinements to the merchandise mix, including the introduction of a new national brand and expansion of successful brands.

Merchandise categories that were challenged in the period included Petites’ (included in Women’s Apparel), Men’s Sportswear (included in Men’s Apparel) and Cosmetics. Sales in Petites’ Sportswear have been difficult for several seasons; we are redirecting inventory investment to those categories and vendors that are performing well.  Men’s Sportswear improved in several categories but the decrease in sales was primarily due to lackluster product offerings.  Continued pressure remains in Cosmetics which had disappointing product launches during the quarter.

Other income:  Other income, which includes income from revenues received under our credit card program agreement, miscellaneous revenue departments and gift and merchandise return card breakage, was $16.0 million in the third quarter of 2014 as compared with $15.4 million in the third quarter of 2013.  The increase primarily reflects increased revenues from our proprietary credit card operations.

Costs and expenses: Gross margin in the third quarter of 2014 decreased $5.0 million to $233.3 million as compared with $238.2 million in the comparable prior year period.   Gross margin as a percentage of net sales decreased 29 basis points to 36.3% in the third quarter of 2014 from 36.6% in the comparable prior year period, due to increased distribution and delivery costs associated with our omnichannel selling efforts, partially offset by a reduction in the net markdown rate.

SG&A expense in the third quarter of 2014 increased $5.7 million to $220.9 million as compared with $215.2 million in the third quarter of 2013. The increase is largely the result of reduced performance incentives in the third quarter of 2013 and continued investment in information technology and our omnichannel operations.  The current year expense rate, 34.4% of net sales, increased 132 basis points over that of the prior year period.

Depreciation and amortization expense and amortization of lease-related interests increased $0.9 million to $23.2 million in the third quarter of 2014 from $22.3 million in the third quarter of 2013.

Interest expense, net:  Net interest expense was $15.5 million in the third quarter of 2014 as compared with $16.5 million in the third quarter of 2013.  The $1.0 million decrease primarily reflects reductions in cash fees and amortization of deferred fees and, to a lesser degree, a reduction in the borrowing rates associated with our revolving credit facility.

Income tax provision:  The effective income tax rate in the third quarter in each of 2014 and 2013 largely reflects our valuation allowance position against all net deferred tax assets.  The income tax provision of $0.4 million and $0.3 million recorded in each third quarter of 2014 and 2013, respectively, is primarily due to recognition of deferred tax liabilities associated with indefinite-lived assets.

2014 Compared with 2013

Net sales:  Net sales in 2014 were $1,813.6 million, compared with $1,855.2 million in 2013, a decrease of 2.2%.  Comparable store sales decreased 1.8% in 2014 primarily due to the sales erosion resulting from an extended period of unseasonable weather in our markets during the thirteen week period ended May 3, 2014.

The best performing merchandise categories in 2014 were Coats, Dresses and Women’s Sportswear (all included in Women’s Apparel).  Coats achieved success through investment of favorable product brands and styles. Both Dresses and Women’s Sportswear benefited from increased inventory of key fashionable items.

The merchandise categories most challenged in 2014 were the Petites’, Moderate and Better Sportswear areas (all included in Women’s Apparel) and Furniture (included in Home). Sales in Petites’ Sportswear have been challenged in 2014; we are redirecting inventory investment to those categories and vendors that are performing well.  We are continuing our efforts to optimize our inventory in the Sportswear categories, aligning investment with sales trends and reengineering the businesses through additional merchandise adjustments.  Despite our improved sales performance in the third quarter of 2014, Furniture sales were adversely impacted by the discontinuation by our vendors of certain key upholstered pieces and our difficulty in replacing these items as well as slow sales in mattresses in the first quarter.

Other income:  Other income was $45.8 million in 2014 as compared with $44.2 million in 2013. The increase primarily reflects increased revenues from our proprietary credit card operations.

Costs and expenses: Gross margin in 2014 was $653.8 million as compared with $669.7 million in 2013, reflecting a decrease of $15.9 million. The decrease in gross margin dollars was due to reduced sales volume in the period.  Gross margin as a percentage of net sales remained stable from 2013 to 2014.

SG&A expense in 2014 was $659.0 million as compared with $651.6 million in 2013, an increase of $7.5 million.  The increase is primarily due to higher advertising expenditures and implementation costs associated with our ongoing expense efficiency initiative, partially offset by gain on the sale of our remaining Rochester, New York store.  The expense rate in 2014, at 36.3% of net sales, was 122 basis points higher than that of the prior year.

Depreciation and amortization expense and amortization of lease-related interests increased $2.5 million to $71.1 million in 2014.

Interest expense, net:  Net interest expense was $46.2 million in 2014 as compared with $52.7 million in 2013.  The $6.5 million decrease is largely due to reductions in borrowing rates and amortization of deferred fees.

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

Income tax provision:  The effective tax rate in each of 2014 and 2013 largely reflects our valuation allowance position against all net deferred tax assets.  The income tax provision of $1.3 million and $1.1 million recorded in each of 2014 and 2013, respectively, primarily reflects recognition of deferred tax liabilities associated with indefinite-lived assets.

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

Liquidity and Capital Resources

At November 1, 2014, we had $7.5 million in cash and cash equivalents and $312.8 million available under our Second Amended Revolving Credit Facility (before taking into account the minimum borrowing availability covenant under such facility).  Excess availability was $361.2 million as of the comparable prior year period.  The unfavorable excess availability comparison primarily reflects increased direct borrowings to support current year operations.

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

Cash (used in) provided by our operating, investing and financing activities is summarized as follows:

	THIRTY-NINE
	WEEKS ENDED
	November 1,	November 2,
(Dollars in millions)	2014	2013

Operating activities	$(107.2)	$(23.4)
Investing activities	(58.7)	(59.5)
Financing activities	166.3	83.1

Net cash used in operating activities was $107.2 million and $23.4 million in 2014 and 2013, respectively.  The increase in cash outflow is primarily due to the unfavorable change in working capital, largely the result of the increase in inventories in the current year.

Net cash used in investing activities in the current year primarily reflects capital expenditures for a new store, renovations to support our strategic initiatives and information technology, partially offset by proceeds from the sale of property, fixtures and equipment, largely proceeds from the sale of the Rochester, New York store.  Capital expenditures totaled $64.0 million and $60.8 million in 2014 and 2013, respectively; these expenditures do not reflect reductions for external contributions (primarily leasehold improvement and fixture allowances received from landlords or vendors) of $14.8 million and $15.2 million in 2014 and 2013, respectively.  We anticipate our fiscal 2014 capital expenditures will not exceed $96.5 million (excluding external contributions of $26.5 million, reducing anticipated net capital investments to $70.0 million).

Net cash provided by financing activities was $166.3 million and $83.1 million in 2014 and 2013, respectively. The cash inflow in the current year primarily reflects increased net borrowings to support current year operating activities.  A significant reduction in deferred financing fees paid resulted in decreased cash outflow in 2014.

Aside from planned capital expenditures, the Company’s primary cash requirements will be to service debt and finance working capital increases during peak selling seasons.

We paid a quarterly cash dividend of $0.05 per share on shares of Class A common stock and common stock on February 3, 2014, May 5, 2014, August 5, 2014 and November 3, 2014 to shareholders of record as of January 17, 2014, April 17, 2014, July 18, 2014 and October 17, 2014, respectively.  Additionally, a quarterly cash dividend of $0.05 per share on shares of Class A common stock and common stock was declared on November 18, 2014, payable February 2, 2015 to shareholders of record as of

January 16, 2015.  Our Board of Directors may consider dividends in subsequent periods as it deems appropriate.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting that occurred during the thirteen weeks ended November 1, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:       OTHER INFORMATION

ITEM 6.   EXHIBITS

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

10.1#	Amendment No. 1 to The Bon-Ton Stores, Inc. Amended and Restated Omnibus Incentive Plan
10.2#	Amendment No. 2 to The Bon-Ton Stores, Inc. Cash Bonus Plan
10.3#	Restricted Stock Agreement for Kathryn Bufano (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 31, 2014 (“7/31/14 Form 8-K”)
10.4#	Restricted Stock Agreement — Performance Shares for Kathryn Bufano (incorporated by reference to Exhibit 10.3 to the 7/31/14 Form 8-K)
31.1	Certification of Kathryn Bufano
31.2	Certification of Keith E. Plowman
32.1*	Certification Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*              Furnished herewith.

#              Constitutes a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BON-TON STORES, INC.

DATE:	December 10, 2014	BY:	/s/ Kathryn Bufano
Kathryn Bufano
President and
Chief Executive Officer
(Principal Executive Officer)

DATE:	December 10, 2014	BY:	/s/ Keith E. Plowman
Keith E. Plowman
Executive Vice President—
Chief Financial Officer
(Principal Financial Officer)

DATE:	December 10, 2014	BY:	/s/ Michael W. Webb
Michael W. Webb
Group Vice President—
Chief Accounting Officer
(Principal Accounting Officer)