Form 10-K
period 2015-01-31
BON TON STORES INC
filed 2015-04-15
CIK 878079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended January 31, 2015	Commission File Number 0-19517

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $141.9 million as of the last business day of the registrant's most recently completed second fiscal quarter. For purposes of this calculation only, the registrant has excluded all shares held in the treasury or that may be deemed to be beneficially owned by executive officers and directors of the registrant. By doing so, the registrant does not concede that such persons are affiliates for purposes of the federal securities laws.

         As of March 27, 2015, there were 17,266,317 shares of Common Stock, $.01 par value, and 2,951,490 shares of Class A Common Stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement for the 2015 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference in Part III to the extent described in Part III.

        The Bon-Ton Stores, Inc. operates on a fiscal year, consisting of the 52- or 53-week period ending on the Saturday nearer January 31 of the following calendar year. References to "2014," "2013" and "2012" represent the 2014 fiscal year ended January 31, 2015, the 2013 fiscal year ended February 1, 2014 and the 2012 fiscal year ended February 2, 2013, respectively. References to "2015" represent the 2015 fiscal year ending January 30, 2016.

        References to "the Company," "we," "us," and "our" refer to The Bon-Ton Stores, Inc. and its subsidiaries.

 PART I

Item 1.    Business

Overview

        The Company, a Pennsylvania corporation, was founded in 1898 and is one of the largest regional department store operators in the United States, offering a broad assortment of brand-name fashion apparel and accessories for women, men and children. Our merchandise offerings also include cosmetics, home furnishings and other goods. We currently operate 270 stores in 26 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner's, Boston Store, Carson's, Elder-Beerman, Herberger's and Younkers nameplates, encompassing a total of approximately 25 million square feet.

Industry Overview

        We compete in the department store segment of the U.S. retail industry, a highly competitive environment. The department store industry continues to evolve in response to competitive retail formats—mass merchandisers, national chain retailers, specialty retailers and online retailers—and the expansion of mobile technology and social media.

        Our operating results and performance, and that of our competitors, depend significantly on economic conditions and their impact on consumer spending. Presently, there are numerous business and economic factors affecting the retail industry, including the department store sector. These factors include underemployment and a protracted economic recovery in the U.S. and around the globe.

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

Merchandise Category	2014	2013	2012
Women's Apparel	24.6%	24.8%	24.3%
Home	17.1	16.6	17.3
Cosmetics	13.7	14.1	14.3
Men's Apparel	11.8	11.9	11.6
Accessories	9.9	9.9	9.8
Footwear	9.6	9.6	9.4
Children's Apparel	6.8	6.7	6.7
Intimate Apparel	3.9	3.9	3.9
Young Contemporary Apparel	2.5	2.1	2.3
Other	0.1	0.4	0.4

Total	100.0%	100.0%	100.0%

Nationally Distributed Brands

        Our nationally distributed brand assortment includes many of the most well-known and popular labels in the apparel, accessories, footwear, cosmetics and home furnishings industries such as Anne Klein, Calvin Klein, Carters, Chaps, Clarks, Clinique, Coach, Estée Lauder, Fossil, Free People, Frye, Jessica Simpson, Jones New York, Kenneth Cole, Keurig, Lancôme, Lauren, Michael Kors, Nine West, Polo, Steve Madden and Vince Camuto. We believe these, and other, brands enable us to position our stores as headquarters for fashion, offering both newness and wardrobe staples at competitive prices. We believe we maintain excellent relationships with our merchandise vendors, working collaboratively to select the most compelling assortments for our customers.

Private Brands

        Our exclusive private brands complement our offerings of nationally distributed brands and are a key component of our overall merchandising strategy. Our private brand portfolio includes popular brands such as Laura Ashley, Ruff Hewn, Relativity, Studio Works, Breckenridge, Kenneth Roberts, Living Quarters, Paradise Collections, Le Tigre, Cuddle Bear, John Bartlett, Casa by Victor Alfaro and Mambo.

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

Marketing

        Our strategic marketing initiatives develop and enhance our brand equity and support our position as a leading shopping destination among our target customers. Our multi-faceted marketing program is designed to engage our customers through multiple media channels and allows us to attract new customers and to maintain loyalty with our existing customer base. We are focused on implementing a media mix strategy that optimizes media channels and maximizes our return on investment. We will continue to adjust our media mix, leveraging traditional print media as well as broadcast and digital media to support our multi-channel marketing programs. We expect to expand our media efforts in some of our smaller markets to emphasize more brand equity oriented messaging. We will continue to enhance our efforts with regard to localizing content as well as implementing personalization strategies for email and direct marketing to further increase the relevancy of our marketing messages for individual customers.

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

Customer Service

        We maintain a sales force of knowledgeable and well-trained sales associates to deliver excellent service to our customers. Sales associates are trained in the areas of customer service, selling skills and product knowledge. Our new associates receive computer-based training to deliver an effective, efficient and uniform training experience. In 2015, we will continue to conduct "Customer First" training for all newly-hired associates, a program designed to increase engagement with our customers on the selling floor, and use point-of-sale ("POS") modules and MP3s as training tools for selling skills, product knowledge and trend updates for our sales associates. We view customer service as a key element of our growth strategy and have identified opportunities to enhance service and deliver meaningful results. To that end, we implemented a new training program for our store personnel with a focus on the customer service aspects of our new "Let Us Find It" software that provides customer-friendly access to 100% of the Company's available inventory.

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

        We believe that customers are responding favorably to retailers that make it convenient for them to shop on their terms. State-of-the-art in-store kiosks allow our customers access to our expanded online merchandise assortment, creating a virtual "endless aisle." Our new customer order management system, implemented in spring 2014, has established a solid foundation to support omnichannel sales growth, and enabled the expansion of our successful "Let Us Find It" program launched in early 2014. In 2015, we will introduce new order entry capabilities at POS to improve our efficiency in serving customers to find a size or color currently not available at a store location, or from our extensive eCommerce assortment for delivery directly to their home. We build on our service strategy by providing engaging functionality through the use of technology to foster customer interaction, affording us an opportunity to enhance our brand and broaden our appeal to younger customers. We will continue exploring new ways to use new tools and capabilities to make our sales floor more responsive to our customer.

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

Information Technology and Systems

        Our information technology initiatives are focused on (1) accelerating the growth of our eCommerce business and omnichannel growth initiatives, (2) updating systems and business processes with emphasis on enhancing our customers' shopping experience through all channels, (3) strengthening our cybersecurity programs to protect customer, employee, and corporate data, (4) applying advanced analytic techniques in merchant reporting systems to quickly identify sales, margin, merchandise assortment and inventory management opportunities, (5) updating our merchandising and planning systems in support of localization initiatives, (6) improving associate productivity and consistency of process execution, and (7) reducing operating costs.

        During 2014, investments in technology infrastructure equipment and software continued to facilitate the realization of our goals. Our eCommerce and mobile sites were updated, including the implementation of new advanced search and navigation capabilities to improve key word accuracy and prioritization, and to permit new product presentation options designed to improve relevancy and conversion. Usage of our customer mobile application continues to grow. The application delivers promotions directly to customers' mobile devices, provides access to our Your Rewards loyalty program, and connects to our eCommerce sites, making the full online assortment available anytime. "Guest Networks" provide our customers Wi-Fi access in store locations. Our new eCommerce fulfillment center in the Columbus, Ohio area is progressing towards implementation in fall of 2015. This state-of-the-art facility positions us for accelerated omnichannel growth and increased efficiency. Inventory management programs utilizing radio frequency identification ("RFID") technologies continue to provide value through improved accuracy of footwear display samples to ensure stock room inventory is always represented on the selling floor. This program has also been expanded to include luggage.

        In 2015, we will begin requesting RFID tagging by our merchandise suppliers as part of a plan to reach a high density of RFID readable tags over the next 18 months. RFID tagging will enable automated inventory recognition programs and frequent inventory updates allowing us to closely monitor available inventory accuracy. In spring of 2015, we plan to implement a merchandise sample management system which we expect will reduce merchant and advertising workload and the time required to make new merchandise available for sale on our eCommerce sites. We also will begin implementation of our new customer payment system which includes point-to-point encryption of card data, account number tokenization and new EMV "chip and pin" capable payment terminals at POS locations.

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

        In addition to inventories to support our store operations, we maintain inventories to support our growing online business. These inventories are administered through similar procurement methods and are staged in our customer order fulfillment centers to complete customer orders received from our eCommerce sites and customer orders taken at POS in our store locations. Fulfillment centers are currently located within our distribution center network. We have leased an approximately 743,000 square foot highly automated direct-to-consumer fulfillment center to support our growing eCommerce operations, and are preparing it for operation. When fully operational in fall of 2015, we expect to consolidate eCommerce fulfillment activity at this site. We expect that this new fulfillment center will allow significant expansion of our shipping capacity with improved operational efficiency.

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

        We anticipate our 2015 capital expenditures will not exceed $93.6 million (excluding external contributions, primarily leasehold improvement and fixture allowances received from landlords or vendors, of $18.6 million, reducing budgeted net capital investments to $75.0 million). Projects include one new store, ongoing store remodels and equipment for the eCommerce fulfillment center.

        We believe capital investments for information technology are necessary to support our business strategies. We are continually upgrading our information systems to improve efficiency and productivity. Included in the 2015 capital budget are expenditures for numerous information technology projects, most notably efforts to enhance our online presence, selling tools, merchant reporting and security measures.

Associates

        As of March 27, 2015, we had approximately 25,200 full-time and part-time associates. We employ additional part-time associates during peak selling periods. We believe that our relationship with our associates is good.

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

  •
  Human Resources and Compensation Committee Charter

  •
  Governance and Nominating Committee Charter

  •
  Code of Ethical Standards and Business Practices

Executive Officers

        The following table sets forth certain information regarding our executive officers:

NAME	AGE	POSITION
Tim Grumbacher	75	Chairman of the Board of Directors and Strategic Initiatives Officer
Kathryn Bufano	62	President and Chief Executive Officer and Director
Stephen R. Byers	61	Executive Vice President—Stores, Visual and Loss Prevention
Luis Fernandez	47	Executive Vice President—Chief Omnichannel Officer
Jimmy Mansker	45	Executive Vice President—Merchandise Planning and Optimization
Keith E. Plowman	57	Executive Vice President—Chief Financial Officer

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

        Ms. Bufano has served as President and Chief Executive Officer and Director of the Company since August 2014. Ms. Bufano served as President and Chief Merchandising Officer of Belk Inc. from August 2010 through August 2014 and previously served as its President, Merchandising and Marketing from January 2008 to August 2010. From 2006 to January 2008, Ms. Bufano was the Chief Executive Officer of Vanity Shops, Inc. Ms. Bufano pursued higher education from 2003 to 2006, and from 2002 to 2003 she was Executive Vice President, General Manager Soft-lines for Sears Roebuck & Company. Prior to 2002, Ms. Bufano served as President, Chief Merchandising Officer for Dress Barn, Inc. and in various positions in the Macy's East and Lord & Taylor divisions of Federated Department Stores.

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

        Mr. Plowman has been Executive Vice President—Finance since April 2006 and Chief Financial Officer since May 2005. He also served as Principal Accounting Officer from June 2003 to April 2013. Mr. Plowman has announced that he will be retiring in August 2015.

Item 1A.    Risk Factors

Cautionary Statements Relating to Forward-Looking Information

        We have made, including in this Annual Report on Form 10-K, other reports and communications with shareholders, forward-looking statements relating to developments, results, conditions or other events we expect or anticipate will occur. These statements may relate to revenues, earnings, store openings, business strategy, general economic conditions, market conditions and the competitive environment. The words or phrases "believe," "may," "might," "will," "estimate," "intend," "expect," "anticipate," "plan," "look forward to" and similar expressions as they relate to the Company, or future or conditional verbs, such as "will," "should," "would," "may" and "could," are intended to identify forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management's then-current views and assumptions and we undertake no obligation to update them. Forward-looking statements are subject to risks and uncertainties, and actual results may differ materially from those projected. The reader is cautioned not to place undue reliance on any such forward-looking statements.

        An investment in our securities carries certain risks. Investors should carefully consider the risks described below, and other risks which may be disclosed in our filings with the SEC, before investing in our securities.

There can be no assurance that our liquidity will not be adversely affected by changes in the Company's performance or credit rating, financial markets or global economy.

        Historically, we have generated cash flow from operating activities and used supplemental borrowings under our credit facility to provide the liquidity we need to operate our business. A downturn in the global economy and distress in the financial markets could result in volatility in the capital markets. Adverse changes in the Company's performance, a downgrade in our credit rating or the potential tightening of credit markets could make it more difficult for us to access funds, to refinance our existing indebtedness, to enter into agreements for new indebtedness or to obtain funding through the issuance of securities and could potentially increase our borrowing costs. If such conditions were to persist, we would seek alternative sources of liquidity, but there can be no assurance that we would be successful in obtaining such additional liquidity. As a result, we may not be able to meet our obligations as they become due. In addition, any refinancing of our debt could be at higher interest rates and could require us to comply with more onerous covenants, which could harm our business.

General economic conditions could have a material adverse effect on our financial condition and results of operations.

        Consumer spending habits, including spending for the merchandise that we sell, are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, prevailing interest rates and credit terms, housing costs, energy costs, income tax rates and policies, inflation, deflation, consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns may be influenced by consumers' disposable income, credit availability and debt levels. A continued or incremental slowdown in the United States' economy or an uncertain economic outlook could adversely affect consumer spending habits, resulting in lower net sales and gross margin, which would cause reduced annual net profits or increased net losses, including the potential write-down of the current valuation of long-lived assets, intangible assets and deferred tax assets.

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

        As of January 31, 2015, we had total debt, including capital leases, of $906.7 million, which is subject to restrictions and financial covenants. This could have important consequences to our investors. For example, it could:

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

        We have identified strategies to achieve sales growth and improve our financial performance in the years ahead, such as strategies with regard to merchandising, marketing and customer service. These strategies are described in "Management's Discussion and Analysis—2015 Strategies and Guidance" and in other communications, including our Chief Executive Officer's letter to our shareholders. If we are unable to successfully execute those strategies, our operating results may suffer. Even if we are able to successfully execute our strategies, there can be no assurance that these strategies will necessarily result in our improved financial performance. In addition, the employment of any new approach involves risks and potential increased costs that may prove to be detrimental to our operating results.

Our eCommerce business may operate at a margin lower than our stores.

        Over the past several years, our eCommerce sales have increased significantly, but generate a lower margin than do our stores-only sales. This difference in profitability is due to a number of factors with our eCommerce business, including an increase in the sales volume of lower margin products, most notably home products, the cost to ship merchandise to customers and the competitive pressures to offer free or reduced shipping on many orders, and the significant cost to provide and maintain the infrastructure and systems necessary to operate our eCommerce business. There is no assurance that, in light of these factors, our eCommerce business can be operated at profitability levels historically seen in stores sales.

Our fulfillment and distribution operations are significantly dependent on the successful opening of the eCommerce fulfillment center.

        Our eCommerce fulfillment is currently operated through our distribution centers and certain stores. With our continued growth in eCommerce sales, the existing distribution centers will not be able to efficiently handle eCommerce fulfillment. In fall of 2015, we plan to open a new approximately 743,000 square foot facility in the Columbus, Ohio area dedicated to the fulfillment of eCommerce orders. If that facility does not open when planned, or does not perform in accordance with our projections, our ability to fulfill eCommerce orders could be significantly impacted.

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

        Mr. Plowman, the Company's Executive Vice President and Chief Financial Officer announced that he will be retiring in August 2015. While the Board of Directors will undertake a national search to find a chief financial officer to succeed Mr. Plowman, the inability to effectively identify a suitable successor could have a material adverse effect on our business.

The ownership and leasing of significant amounts of real estate expose us to possible liabilities.

        We currently own or lease 270 stores, which subjects us to the risks associated with owning and leasing real estate. In particular, because of changes in the investment climate for real estate, the value of a property could decrease or operating costs could increase. Our store leases generally require us to pay a fixed minimum rent and a variable amount based on a percentage of sales at that location. These leases generally do not allow for termination prior to the end of the lease term without economic consequences. If a store is not profitable and we make the decision to close it, we may remain committed to perform certain obligations under the lease, including the payment of rent, for the balance of the lease term. In addition, as each of the leases expires, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. If an existing owned store is not profitable, we may be required to record an impairment charge and/or exit costs if we make a decision to close that store. In addition, lease or other obligations may restrict our right to cease operations of an unprofitable owned or leased store, which may cause us to continue to operate the location at a loss. A decline in real estate values could also have an adverse effect on our borrowing availability under our senior secured credit facility.

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

Insufficient or ineffective allocation of capital could adversely impact operations and our operating results.

        We depend on cash flow from operations and supplemental borrowings under our credit facility to fund capital spending. If we are unable to generate sufficient cash flows to support our capital needs or if sufficient financing is not available, we may not be able to allocate required capital to the opening of new stores, remodeling and maintenance of existing stores and other capital projects.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We currently operate 270 stores in 26 states, encompassing approximately 25 million square feet. We own 30 stores, have ground leases on seven stores, and lease 233 stores.

        We operate under seven nameplates, as follows:

Nameplate	Stores	States
Bon-Ton	62	Connecticut, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, West Virginia
Carson's	53	Illinois, Indiana, Michigan
Younkers	49	Illinois, Iowa, Michigan, Minnesota, Nebraska, South Dakota, Wisconsin
Herberger's	44	Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, North Dakota, South Dakota, Utah, Wisconsin, Wyoming
Elder-Beerman	35	Indiana, Kentucky, Michigan, Ohio, West Virginia, Wisconsin
Boston Store	14	Wisconsin
Bergner's	13	Illinois

        Our corporate headquarters are located in York, Pennsylvania, where the majority of our administrative and sales support functions reside, and in Milwaukee, Wisconsin, where our merchandising and marketing functions are located. We operate two distribution centers, one owned and one leased, located in Rockford, Illinois, and we lease three distribution centers located in Allentown, Pennsylvania, Fairborn, Ohio and Dayton, Ohio. We have a furniture warehouse attached to each of our Naperville, Illinois and Dayton, Ohio stores. We have leased a fulfillment center in the Columbus, Ohio area to support our growing eCommerce operations, and we expect the fulfillment center to open in fall of 2015.

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

	2014		2013
	High	Low	High	Low
1st Quarter	$11.79	$9.33	$15.50	$10.32
2nd Quarter	11.42	9.04	22.68	14.80
3rd Quarter	11.20	8.13	18.82	9.90
4th Quarter	8.90	5.24	19.13	10.59

        On March 27, 2015, we had 200 shareholders of record of common stock and one shareholder of record of Class A common stock.

        Pursuant to our senior secured credit facility agreement, as amended and restated on December 12, 2013, any dividends paid may not exceed $10.0 million in any year or $30.0 million during the term of the agreement, which expires on December 12, 2018; however, additional dividends may be paid subject to meeting other requirements. In addition, pursuant to the indentures that govern our second lien senior secured notes, any dividends declared and paid may not exceed $0.24 and $0.40 per share in any year for our second lien senior secured notes that mature in 2017 and 2021, respectively. Additional dividends may be paid pursuant to the indentures subject to meeting other requirements. In 2013 we paid a dividend of $0.05 per share on Class A common stock and common stock in three quarters, which excluded the payment of the dividend declared in the fourth quarter of 2012 in advance of likely increases in taxes in 2013 (payment would typically have occurred in the first quarter of 2013). In 2014 we paid a dividend of $0.05 per share on Class A common stock and common stock in four quarters. On March 13, 2015, we declared a quarterly cash dividend of $0.05 per share, payable May 4, 2015 to shareholders of record as of April 17, 2015. Our Board of Directors may consider dividends in subsequent periods as it deems appropriate.

STOCK PERFORMANCE GRAPH

        The following graph compares the yearly percentage change in the cumulative total shareholder return on the Company's common stock to the cumulative total return on the NASDAQ OMX Global Index ("OMX Global Index") for the NASDAQ Stock Market (U.S. Companies) and the NASDAQ Retail Trade Stocks Index. Information for the Company's common stock and the OMX Global Index is provided from January 30, 2010 through January 31, 2015.

        The comparison assumes $100 was invested on January 30, 2010 in the Company's common stock and in each of the foregoing indices and assumes the reinvestment of any dividends.

 THE BON-TON STORES, INC.
STOCK PERFORMANCE GRAPH
FISCAL 2014

DATE	NASDAQ	NASDAQ RETAIL	BON-TON
1/30/10	100.00	100.00	100.00
1/29/11	123.27	119.49	127.31
1/28/12	128.46	133.87	47.49
2/2/13	151.27	166.10	157.89
2/1/14	183.51	201.21	130.90
1/31/15	207.21	248.12	68.08

Item 6.    Selected Financial Data

        (In thousands, except per share, comparable stores data and number of stores)

Statement of Operations Data(1):	2014	%	2013	%	2012	%	2011	%	2010	%
Net sales	$2,756,237	100.0	$2,770,068	100.0	$2,919,411	100.0	$2,884,661	100.0	$2,980,479	100.0
Other income	66,659	2.4	63,992	2.3	59,425	2.0	68,869	2.4	66,006	2.2
Gross profit	983,284	35.7	1,001,396	36.2	1,045,521	35.8	1,037,292	36.0	1,120,297	37.6
Selling, general and administrative expenses	907,036	32.9	899,363	32.5	936,175	32.1	936,060	32.4	942,660	31.6
Gain on insurance recovery	(10,779)	(0.4)	—	—	—	—	—	—	—	—
Depreciation and amortization	90,118	3.3	85,872	3.1	88,276	3.0	95,033	3.3	102,202	3.4
Amortization of lease-related interests	4,542	0.2	4,543	0.2	4,696	0.2	4,747	0.2	4,555	0.2
Impairment charges	2,492	0.1	6,230	0.2	5,800	0.2	3,690	0.1	1,738	0.1
Income from operations	56,534	2.1	69,380	2.5	69,999	2.4	66,631	2.3	135,148	4.5
Interest expense, net	61,736	2.2	68,587	2.5	82,839	2.8	89,507	3.1	112,301	3.8
Loss (gain) on exchange/extinguishment of debt	153	0.0	4,433	0.2	8,485	0.3	(8,729)	(0.3)	—	—
(Loss) income before taxes	(5,355)	(0.2)	(3,640)	(0.1)	(21,325)	(0.7)	(14,147)	(0.5)	22,847	0.8
Income tax provision (benefit)(2)	1,619	0.1	(84)	(0.0)	228	0.0	(2,019)	(0.1)	1,353	0.0
Net (loss) income	(6,974)	(0.3)	(3,556)	(0.1)	(21,553)	(0.7)	(12,128)	(0.4)	21,494	0.7
Per share amounts—
Basic:
Net (loss) income	$(0.36)		$(0.19)		$(1.16)		$(0.67)		$1.14
Diluted:
Net (loss) income	$(0.36)		$(0.19)		$(1.16)		$(0.67)		$1.12
Cash dividends declared per share	$0.20		$0.20		$0.20		$0.20		$—
Balance Sheet Data (at end of period) :
Working capital	$406,124		$379,769		$344,277		$354,163		$363,210
Total assets	1,608,514		1,577,229		1,634,209		1,618,203		1,656,239
Long-term debt, including capital leases	895,979		853,349		821,342		870,948		917,730
Shareholders' equity	87,648		127,956		110,606		131,607		183,352
Selected Operating Data:
Total sales change	(0.5)%		(5.1)%		1.2%		(3.2)%		0.7%
Comparable stores sales change(3)	0.2%		(4.2)%		0.5%		(2.8)%		0.9%
Comparable stores data:(3)
Sales per selling square foot	$132		$130		$135		$133		$136
Selling square footage	20,617,700		20,943,800		21,153,000		21,478,700		21,726,000
Capital expenditures	$90,707		$77,336		$73,770		$67,235		$46,268
Number of stores:
Beginning of year	270		271		274		275		278
Additions	3		4		1		1		—
Closings	(3)		(5)		(4)		(2)		(3)
End of year	270		270		271		274		275

(1)
2012 reflects the 53 weeks ended February 2, 2013. All other periods presented include 52 weeks.

(2)
The effective tax rate in fiscal years 2010 through 2014 largely reflects the Company's valuation allowance position against all net deferred tax assets.

(3)
Comparable stores data (sales change, sales per selling square foot and selling square footage) reflects stores open for the entire current and prior fiscal year and includes sales from the Company's eCommerce operations and sales in clearance centers.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

        We compete in the department store segment of the U.S. retail industry. Founded in 1898, the Company is one of the largest regional department store operators, currently operating 270 stores in 26 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner's, Boston Store, Carson's, Elder-Beerman, Herberger's and Younkers nameplates. Our stores are predominantly located in fashion-oriented shopping malls and lifestyle centers, encompassing a total of approximately 25 million square feet and offering a broad assortment of national brand and exclusive private brand fashion apparel and accessories for women, men and children as well as cosmetics, home furnishings and other goods. The Company had net sales of $2.8 billion in 2014.

2014 Performance and Accomplishments

        Throughout 2014, we took actions and made strategic investments to reinvigorate our business, focusing on initiatives to grow sales and improve our financial results. While our performance, a net loss of $7.0 million, did not meet our expectations, we did achieve numerous measurable successes that bode well for ongoing business and, we believe, will contribute to future profitability and growth. Our accomplishments included the following:

  •
  We delivered a 0.2% comparable store sales increase despite an ongoing tentative consumer environment. A strong fourth quarter fueled this increase, underscoring our continued progress throughout the year in implementing key initiatives to drive growth.

  •
  We further invested in our online properties, growing eCommerce sales in excess of 25% in 2014, the fifth consecutive year of sales growth in excess of 20%, and reaching our stated 2014 goal of 6% of total sales. This growth was achieved through an expanded merchandise assortment, increased marketing expenditures and ongoing technology investments to improve the customer experience.

  •
  We enhanced customer service through our "Let Us Find It" software, which links our point-of-sale ordering system with real-time inventory, allowing our sales associates to sell product that may be unavailable locally by selecting merchandise from other stores or online fulfillment centers for shipment to the customer's home.

  •
  We increased our proprietary credit card sales as a percentage of total sales to 48.8%, an increase of 144 basis points over the penetration achieved in 2013 and the highest level since 2006. Proprietary credit card sales reached their highest level since 2008. We believe the continued growth of our Your Rewards credit card customer loyalty program confirms our meaningful engagement with this core customer.

  •
  We achieved our target of approximately $10 million of expense reductions through an expense efficiency initiative, with a net benefit of approximately $2 million in savings in 2014 after the incurrence of approximately $8 million in implementation costs. We anticipate an additional $20 million of expense reductions in 2015 as a result of this initiative.

  •
  We further advanced our localization initiative, tailoring merchandise assortments and marketing programs to better align with customer preferences in a market, using insights obtained from focus groups, sophisticated analytical tools and regional field-personnel whose time is dedicated to identifying and communicating merchandise needs of local customers. Our smaller stores, in particular, are benefiting from increased and targeted investment of inventory dollars as a result of this initiative, achieving sales increases in fall of 2014 that exceeded company average.

2015 Strategies and Guidance

        We are focused on building upon the successes of 2014 with strategies we believe offer significant opportunities to accelerate sales growth and improve returns. To that end, we have undertaken actions to accomplish the following:

  •
  Build compelling merchandise assortments through optimization of the mix of our national brands, private brands and entry level designer/aspirational brands. We are increasing the presence of fashion brands in our mix, expanding underpenetrated vendors and targeting new vendor opportunities. In private brands, we intend to build upon the success achieved in 2014 through brand extensions and key item depth.

  •
  Refocus our brand through the development of an overarching brand positioning strategy. Our goal is to become the hometown store provider of great fashion. We believe our multiple nameplates and storied history enhance our connection with the customer and our communities. We are looking to nurture that connection to further brand loyalty and differentiate Bon-Ton from national competition. We are developing a comprehensive marketing strategy to support our branding in which we will highlight our merchandise assortments and compelling fashion, reinforce our hometown store connection and communicate our value proposition.

  •
  Further our omnichannel capabilities through continued investment, expanded merchandise offerings and enhanced website functionality. We expect to open our new, approximately 743,000 square foot eCommerce fulfillment center in fall of 2015, which we expect will expand our shipping capacity and improve customer service. We look to increase the penetration of sales of our "Let Us Find It" orders through system improvements to enhance speed and simplify transactions for associates and customers.

  •
  Maximize operational efficiency through the realization of savings from our expense efficiency initiative and the identification and exploitation of future opportunities for savings. We believe a significant opportunity for efficiency improvement is through the opening of our new eCommerce fulfillment center, as we consolidate from five centers to one and eliminate redundancies. We intend to balance capital expenditures to support omnichannel initiatives and maintain the competitiveness of our store portfolio.

  •
  Manage inventory for profitability through the reduction of inventory carryover and clearance goods. We believe we can improve turnover by ensuring inventory levels do not exceed sales trends.

        We have identified near-term opportunities for growth and resource optimization, as well as challenges that may affect our customer and our business. In 2015, we expect to achieve earnings per diluted share in a range of a loss of $0.25 to earnings of $0.25. On March 12, 2015, we provided the following assumptions with respect to our 2015 guidance:

  •
  A comparable store sales performance ranging from a 2.0% to 3.0% increase;

  •
  A gross margin rate ranging from a decrease of 40 basis points to flat with the fiscal 2014 rate of 35.7%;

  •
  SG&A expense rate ranging from a 30- to 40-basis-point decrease from the fiscal 2014 rate of 32.9%;

  •
  Capital expenditures not to exceed $75 million, net of external contributions; and

  •
  An estimated 21 million weighted average shares outstanding assuming dilution.

        Our 2015 guidance, as presented, excludes any potential impact associated with an early termination of our mortgage facilities. The potential impact of an early termination would include the make-whole provision in the agreements, which could range up to approximately $12 million.

Results of Operations

        The following table summarizes changes in our selected operating indicators, illustrating the relationship of various income and expense items to net sales for each year presented (components may not add or subtract to totals because of rounding):

	Percent of Net Sales
	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Other income	2.4	2.3	2.0

	102.4	102.3	102.0

Costs and expenses:
Costs of merchandise sold	64.3	63.8	64.2
Selling, general and administrative	32.9	32.5	32.1
Gain on insurance recovery	(0.4)	—	—
Depreciation and amortization	3.3	3.1	3.0
Amortization of lease-related interests	0.2	0.2	0.2
Impairment charges	0.1	0.2	0.2

Income from operations	2.1	2.5	2.4
Interest expense, net	2.2	2.5	2.8
Loss on exchange/extinguishment of debt	—	0.2	0.3

Loss before income taxes	(0.2)	(0.1)	(0.7)
Income tax provision (benefit)	0.1	—	—

Net loss	(0.3)%	(0.1)%	(0.7)%

2014 Compared with 2013

        Net sales:    Net sales in 2014 were $2.756 billion, a decrease of 0.5% from sales of $2.770 billion in 2013. Comparable store sales increased 0.2% in 2014, largely due to growth in our eCommerce business.

        The best performing merchandise categories in the period were Coats and Women's Sportswear (both included in Women's Apparel) and Hard Home (included in Home). Coats benefited from the strategic expansion of successful key brands to all doors as well as the introduction of a new national brand. Increased sales in Women's Sportswear was primarily the result of new brand launches, intensified marketing through email campaigns and expansion of key brands. Hard Home sales benefited from notable sale increases in small electronics and consumables.

        The poorest performing categories in the period were Petites' Sportswear, Better Sportswear (both included in Women's Apparel) and Furniture (included in Home). Sales in Petites' Sportswear have been difficult for several seasons but there are numerous brands that improved in 2014. We have exited brands with poor performance and are aligning investment with sales trends. Better Sportswear improved in its modern collection but the decrease in sales was primarily due to a reduction in inventory in several doors as well as lackluster product offerings within certain brands. The decline in Furniture sales primarily resulted from two store closures during 2014.

        Other income:    Other income was $66.7 million, or 2.4% of net sales, in 2014 as compared with $64.0 million, or 2.3% of net sales, in 2013. The increase primarily reflects increased revenues from our proprietary credit card program and delivery revenues.

        Costs and expenses:    Gross margin dollars decreased $18.1 million to $983.3 million and the gross margin rate decreased 48 basis points to 35.7% of net sales in 2014. The decreases in gross margin dollars and rate are primarily due to reduced sales volume, increased delivery expenses and distribution costs associated with our omnichannel selling efforts, partially offset by a reduction in the net markdown rate.

        SG&A expense increased to $907.0 million in 2014 as compared with $899.4 million in 2013. The increase is largely the result of higher advertising expenditures and investment in information technology services and omnichannel operations. The 2014 expense rate, 32.9% of net sales, increased 44 basis points over that of the prior year.

        Gain on insurance recovery of $10.8 million was a result of a fire at one of our stores in November 2014. See Note 12 in the Notes to Consolidated Financial Statements.

        Depreciation and amortization expense and amortization of lease-related interests increased $4.2 million to $94.7 million in 2014. The increase primarily reflects increased capital spending.

        In 2014, we recorded $2.4 million of non-cash impairment charges which resulted in a reduction in the carrying amount of certain store properties due to their marginal operating performance. We recorded charges of $6.0 million for similar asset impairments in 2013. See Notes 2 and 3 in the Notes to Consolidated Financial Statements.

        We recorded non-cash impairment charges of $0.1 million in 2014 related to the reduction in the value of one indefinite-lived trade name. In 2013, we recorded $0.1 million of non-cash impairment charges related to the reduction in the value of one indefinite-lived private label brand name. Additionally, we recorded non-cash impairment charges of $0.2 million in 2013 related to the reduction in the value of one lease-related interest. See Notes 2 and 4 in the Notes to Consolidated Financial Statements.

        Interest expense, net:    Net interest expense in 2014 was $61.7 million, or 2.2% of net sales, as compared with $68.6 million, or 2.5% of net sales, in 2013. The $6.9 million decrease primarily reflects lower interest rates and decreased amortization of deferred fees, partially offset by slightly higher average borrowings.

        Loss on exchange/extinguishment of debt:    In 2014, we recorded a $0.2 million loss on extinguishment of debt related to the prepayment of mortgage debt associated with the sale of our remaining Rochester, New York store. In 2013, we recorded a $4.3 million loss on extinguishment of debt related to the tender and redemption of our 10 1/4% Senior Notes due 2014 and our 10 5/8% Second Lien Senior Secured Notes due 2017 (the "Notes") and a $0.1 million loss on extinguishment of debt for the amortization of deferred fees associated with an amendment to our Second Amendment to the Second Amended and Restated Loan and Security Agreement (the "Second Amended Revolving Credit Facility"). The aforementioned transactions resulted in a loss on exchange/extinguishment of debt of $0.2 million and $4.4 million in 2014 and 2013, respectively.

        Income tax provision (benefit):    The effective tax rate in each of 2014 and 2013 largely reflects our valuation allowance position against all net deferred tax assets. The $1.6 million income tax provision in 2014 is primarily a provision for recognition of deferred tax liabilities associated with indefinite-lived assets. The $0.1 million income tax benefit in 2013 includes a $1.5 million benefit from the loss on continuing operations which is offset by income tax expense on other comprehensive income. This amount plus certain state income tax benefit is largely offset by the recognition of deferred tax liabilities associated with indefinite-lived assets.

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

        Loss on exchange/extinguishment of debt:    In 2013, we recorded a $4.3 million loss on extinguishment of debt related to the tender and redemption of our Notes and a $0.1 million loss on extinguishment of debt for the amortization of deferred fees associated with an amendment to our Second Amended Revolving Credit Facility. In 2012, we recorded a $7.1 million loss on exchange of debt related to fees associated with the exchange of our Notes and a $1.4 million loss on extinguishment of debt related to the prepayment of mortgage debt associated with the sale of certain of our Rochester, New York stores and amortization of deferred fees associated with an amendment to our Second Amended Revolving Credit Facility. The aforementioned transactions resulted in a loss on exchange/extinguishment of debt of $4.4 million and $8.5 million in 2013 and 2012, respectively.

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

Liquidity and Capital Resources

        At January 31, 2015, we had $8.8 million in cash and cash equivalents and $382.9 million available under our Second Amended Revolving Credit Facility (before taking into account the minimum borrowing availability covenant under such facility). Excess availability was $419.2 million as of the comparable prior year period. The decrease in excess availability reflects increased direct borrowings, partially offset by an increased borrowing base availability.

        Typically, cash flows from operations are impacted by consumer confidence, weather in the geographic markets served by the Company, and economic and competitive conditions existing in the retail industry; a downturn in any single factor or a combination of factors could have a material adverse impact upon our ability to generate sufficient cash flows to operate our business. While the current economic uncertainty affects our assessment of short-term liquidity, we consider our resources (cash flows from operations supplemented by borrowings under the credit facility) adequate to satisfy our 2015 cash needs. While there can be no assurances, management believes there will be sufficient liquidity to cover our short-term funding needs.

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

        Cash provided by (used in) our operating, investing and financing activities is summarized as follows:

(Dollars in millions)	2014	2013	2012
Operating activities	$46.6	$120.1	$73.3
Investing activities	(85.4)	(76.0)	(65.5)
Financing activities	40.4	(44.9)	(14.1)

        The decrease in net cash provided by operating activities in 2014, as compared with 2013, primarily reflects the unfavorable change in working capital, largely due to the increase in inventory in 2014. The decrease also reflects the increased net loss and a fire insurance claim receivable, partially offset by a favorable variance in accrued expenses. The increase in net cash provided by operating activities in 2013, as compared with 2012, primarily reflects the reduction in the net loss and a favorable change in working capital, largely due to the year-over-year reduction in inventory without a commensurate decrease in accounts payable, partially offset by decreased accrued interest as a result of the timing of interest payments on our senior notes and reduced interest rates associated with said notes. Net favorable changes in working capital were partially offset by an unfavorable change in long-term liabilities, primarily reflecting amortization of the deferred gain associated with a signing bonus from our credit card service provider.

        Capital expenditures totaled $90.7 million, $77.3 million and $73.8 million in 2014, 2013 and 2012, respectively; these expenditures do not reflect reductions for external contributions (primarily leasehold improvement and fixture allowances received from landlords or vendors) of $15.1 million, $22.4 million and $6.9 million in 2014, 2013 and 2012, respectively. In 2014, we allocated capital to one new store, store renovations to support our strategic initiatives, store maintenance, information technology and initial capital for our new eCommerce fulfillment center. We anticipate our 2015 capital expenditures will not exceed $93.6 million (excluding external contributions, primarily leasehold improvement and fixture allowances received from landlords or vendors, of $18.6 million, reducing budgeted net capital investments to $75.0 million). Projects include one new store, ongoing store remodels, increased information technology and eCommerce investments and equipment for the eCommerce fulfillment center. We believe these investments will drive growth and profitable returns.

        The increase in net cash provided by financing activities in 2014, as compared with the net cash used in financing activities in 2013, primarily reflects increased net borrowings to support current year operating activities. A reduction in deferred financing fees paid resulted in decreased outflow in 2014. The increase in net cash used in financing activities in 2013, as compared with 2012, primarily reflects net debt payments as a result of greater cash provided by operating activities. Cash flow in 2013 benefited from a favorable change in book overdraft balances.

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

        The financial covenant contained in the Second Amended Revolving Credit Facility requires that the minimum excess availability be an amount greater than or equal to the greater of (1) 10% of the lesser of: (a) the aggregate commitments at such time and (b) the aggregate borrowing base at such time and (2) $50.0 million. The affirmative covenants include requirements that the Obligors and their subsidiaries provide the lenders with certain financial statements, forecasts and other reports, borrowing base certificates and notices; comply with various federal, state and local rules and regulations, their organizational documents and their material contracts; maintain their properties; and take certain actions with respect to any future subsidiaries. In addition, there are certain limitations on the Obligors and their subsidiaries, including limitations on any debt the Obligors may have in addition to the existing debt, and the terms of that debt; acquisitions, joint ventures and investments; mergers and consolidations; dispositions of property; dividends by the Obligors or their subsidiaries (dividends paid may not exceed $10.0 million in any year or $30.0 million during the term of the agreement; however, additional dividends may be paid subject to meeting other requirements); transactions with affiliates; changes in the business or corporate structure of the Obligors or their subsidiaries; prepaying, redeeming or repurchasing certain debt; changes in accounting policies or reporting practices, unless required by U.S. generally accepted accounting principles; and speculative transactions. The Second Amended Revolving Credit Facility also provides that it is a condition precedent to borrowing that no event has occurred that could reasonably be expected to have a material adverse effect, as defined in the agreement, on the Company. If we fail to comply with the financial covenant or the other restrictions contained in the Second Amended Revolving Credit Facility, mortgage loan facility or the indentures that govern the senior notes, an event of default would occur. An event of default could result in the acceleration of our debt due to the cross-default provisions within the debt agreements. The borrowing base calculation under the Second Amended Revolving Credit Facility contains an inventory advance rate subject to periodic review at the lenders' discretion.

        As of January 31, 2015, we had borrowings under the Second Amended Revolving Credit Facility of $238.9 million, with $382.9 million of borrowing availability (before taking into account the minimum borrowing availability covenant) and letter-of-credit commitments of $4.6 million. Our average and peak month-end borrowings under the Second Amended Revolving Credit Facility were $241.6 million and $385.0 million, respectively, in 2014.

        As of January 31, 2015, our long-term debt included $407.3 million aggregate principal amount of our senior notes. We may from time to time seek to redeem or repurchase outstanding senior notes. Such repurchases or redemptions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

        Aside from planned capital expenditures, our primary cash requirements will be to service debt and finance working capital increases during peak selling seasons.

        We paid a quarterly cash dividend of $0.05 per share on shares of Class A common stock and common stock on February 3, 2014, May 5, 2014, August 5, 2014, November 3, 2014 and February 2, 2015 to shareholders of record as of January 17, 2014, April 17, 2014, July 18, 2014, October 17, 2014 and January 16, 2015, respectively. Additionally, a quarterly cash dividend of $0.05 per share was declared on March 13, 2015, payable May 4, 2015 to shareholders of record as of April 17, 2015. Our Board of Directors may consider dividends in subsequent periods as it deems appropriate.

Contractual Obligations and Commitments

        The following tables reflect our contractual obligations and commitments as of January 31, 2015:

Contractual Obligations

	Payment due by period
(Dollars in thousands)	Total	Within 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Long-term debt(1)	$1,072,250	$52,888	$332,444	$294,918	$392,000
Capital leases(1)	67,500	7,500	15,625	15,000	29,375
Service agreements	33,701	15,528	18,118	55	—
Operating leases(2)	685,818	91,157	168,111	145,672	280,878
Private Brand agreements	32,217	13,262	13,088	5,867	—

Totals	$1,891,486	$180,335	$547,386	$461,512	$702,253

(1)
Includes interest, except for interest under long-term debt obligations where such interest is calculated on a variable basis.

(2)
Represents future minimum lease payments for noncancelable operating leases, including renewals determined to be reasonably assured. Future minimum lease payments have not been reduced for sublease income.

        In addition, we expect to make cash contributions to our supplementary pension plans and the postretirement medical and life insurance benefit plan in the amount of $1.1 million, $1.0 million, $0.9 million, $0.8 million and $0.8 million in 2015, 2016, 2017, 2018 and 2019, respectively, and $3.1 million in the aggregate for the five years thereafter.

        In 2015, we expect to make a $6.0 million contribution to the qualified defined benefit pension plan. We presently do not anticipate making an additional contribution to the qualified defined benefit pension plan in 2015, but we may choose to do so in our discretion.

        Note 9 in the Notes to Consolidated Financial Statements provides a more complete description of our benefit plans.

Commitments

	Amount of expiration per period
(Dollars in thousands)	Total	Within 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Documentary letters of credit	$488	$488	$—	$—	$—
Standby letters of credit	4,076	4,076	—	—	—
Surety bonds	1,650	1,650	—	—	—

Totals	$6,214	$6,214	$—	$—	$—

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

        As of January 31, 2015 and February 1, 2014, approximately 32% and 33%, respectively, of the Company's merchandise inventories were valued using a first-in, first-out ("FIFO") cost basis and approximately 68% and 67%, respectively, of merchandise inventories were valued using a last-in, first-out ("LIFO") cost basis. There was no effect on costs of merchandise sold for LIFO valuations in 2014, 2013 and 2012. If the FIFO method of inventory valuation had been used for all inventories, the Company's merchandise inventories would have been lower by $6.8 million at January 31, 2015 and February 1, 2014 due to the Company having recognized prior years' cost increases associated with its LIFO calculations. The Company's LIFO calculations yielded inventory increases due to deflation reflected in price indices used. The LIFO method values merchandise sold at the cost of more recent inventory purchases (which the deflationary indices indicated to be lower), resulting in the general inventory on-hand being carried at the older, higher costs. Given these higher values and the promotional retail environment, the Company has reduced the carrying value of its LIFO inventories to an estimated realizable value, with reductions of $53.1 million to offset the $59.9 million cumulative inventory increases generated by its computation of LIFO inventory as of January 31, 2015 and with reductions of $42.6 million to offset the $49.4 million cumulative inventory increases generated by its computation of LIFO inventory as of February 1, 2014.

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

        We reported net deferred tax liabilities of $8.7 million and $7.0 million at January 31, 2015 and February 1, 2014, respectively. In assessing the realizability of our deferred tax assets, we considered whether it is more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Significant weight is given to evidence that can be objectively verified. As a result, current or previous losses are given more weight than any projected future taxable income. In addition, a recent three-year historical cumulative loss is considered a significant element of negative evidence that is difficult to overcome.

        We evaluate our deferred tax assets each reporting period, including assessment of the Company's cumulative income or loss over the prior three-year period, to determine if valuation allowances are required. With respect to our reviews during 2014, 2013 and 2012, our three-year historical cumulative loss and the continuation of uncertain near-term economic conditions impeded our ability to rely on our projections of future taxable income in assessing valuation allowance requirements. As such, we concluded it was necessary to continue to maintain a full valuation allowance on our net deferred tax assets.

        Our deferred tax asset valuation allowance totaled $161.9 million and $144.9 million at January 31, 2015 and February 1, 2014, respectively. If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may need to be adjusted, which could materially impact our financial position and results of operations. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard for realization, the valuation allowance would be reduced accordingly in the period that such a conclusion is reached.

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

Long-lived Assets

        Property, fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in our business model or capital strategy can result in the actual useful lives differing from estimates. In cases where we determine the useful life of property, fixtures and equipment should be shortened, we depreciate the net book value in excess of the salvage value over the revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or leasehold improvements could also result in shortened useful lives. Our net property, fixtures and equipment amounted to $642.0 million and $640.0 million at January 31, 2015 and February 1, 2014, respectively.

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

        We evaluated the recoverability of our long-lived assets and, as a result, in 2014 we recognized impairment charges of $2.4 million which resulted in a reduction in the carrying amount of certain marginally performing store properties. In 2013 and 2012 we recognized asset impairment charges of $6.0 million and $5.1 million, respectively, which resulted in a reduction in the carrying amount of certain store properties. These analyses anticipate certain economic conditions. Should economic conditions be worse than anticipated, additional impairment charges could result.

Intangible Assets

        Net intangible assets totaled $90.2 million and $102.8 million at January 31, 2015 and February 1, 2014, respectively. Our intangible assets at January 31, 2015 are principally comprised of $34.9 million of lease interests that relate to below-market-rate leases and $55.3 million associated with trade names, private label brand names and customer lists. The lease-related interests are being amortized using a straight-line method. The customer lists are being amortized using a declining-balance method. At January 31, 2015, lease-related interests and customer lists had average remaining lives of nine years and four years, respectively, for amortization purposes. At January 31, 2015, trade names and private label brand names of $50.5 million have been deemed as having indefinite lives.

        We are required to test an intangible asset subject to amortization for impairment whenever events or changes in circumstances indicate that its carrying value may not be recoverable. If the undiscounted cash flows associated with the asset are insufficient to support the recorded asset, an impairment loss is recognized for the amount (if any) by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined using a discounted cash flow analysis, which requires certain assumptions and estimates regarding industry economic factors, and utilizes a discount rate the Company believes is appropriate and would be used by market participants.

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

        In 2014, we recorded asset impairment charges of $0.1 million related to a reduction in the value of one indefinite-lived trade name. In 2013, we recorded asset impairment charges of $0.2 million and $0.1 million related to a reduction in the value of one lease-related interest and one indefinite-lived private label brand name, respectively. In 2012, we recorded an asset impairment charge of $0.8 million related to a reduction in the value of three indefinite-lived private label brand names.

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

        We base our asset return assumption on current and expected allocations of assets, as well as a long-term view of expected returns on the plan asset categories. We assess the appropriateness of the expected rate of return on an annual basis and, when necessary, revise the assumption. At January 31, 2015, our target pension plan asset allocation was 49% equity securities, 41% debt securities and 10% hedge funds.

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

Recently Issued Accounting Standards

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The new standard provides a single revenue recognition model which is intended to enhance disclosures and improve comparability over a range of industries, companies and geographical boundaries. ASU 2014-09 creates a five-step model that requires companies to exercise judgment when considering all relevant facts and circumstances in the determination of when and how revenue is recognized. The guidance is effective for fiscal years beginning after December 15, 2016. We are currently reviewing the revised guidance and assessing the potential impact on our consolidated financial statements.

        In August 2014, ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"), was issued, amending FASB Accounting Standards Subtopic 205-40 to provide guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. Specifically, the amendments (1) provide a definition of the term "substantial doubt," (2) require an evaluation every reporting period, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that financial statements are issued. ASU 2014-15 is effective for fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. We are currently reviewing the guidance and assessing the potential impact on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Financial Instruments

        We are exposed to market risk associated with changes in interest rates. To provide some protection against potential rate increases associated with our variable-rate borrowing facilities, we have previously entered into, and may in the future enter into, interest rate swap agreements to change the fixed/variable interest rate mix of our debt portfolio in order to maintain an appropriate balance of fixed-rate and variable-rate debt and to mitigate the impact of volatile interest rates. During 2014, 2013 and 2012, we did not enter into or hold derivative financial instruments for trading purposes.

        The following table presents principal cash flows and related weighted average interest rates by expected maturity dates at January 31, 2015:

	Expected Maturity Date By Year
(Dollars in thousands)	2015	2016	2017	2018	2019	There- After	Total	Fair Value
Debt:
Fixed-rate debt	$6,788	$204,753	$57,292	$—	$—	$350,000	$618,833	$559,832
Average fixed rate	6.21%	6.21%	10.63%	—	—	8.00%	7.63%
Variable-rate debt	$—	$—	$—	$238,918	$—	$—	$238,918	$238,918
Average variable rate	—	—	—	2.56%	—	—	2.56%

Seasonality and Inflation

        Our business, like that of most retailers, is subject to seasonal fluctuations, with the major portion of sales and income realized during the second half of each fiscal year, which includes the holiday season. See Note 17 in the Notes to Consolidated Financial Statements for the Company's quarterly results for 2014 and 2013. Due to the fixed nature of certain costs, SG&A expense is typically higher as a percentage of net sales during the first half of each year. Working capital requirements fluctuate during the year as well and generally reach their highest levels during the third and fourth quarters.

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

        Management assessed the Company's internal control over financial reporting as of January 31, 2015, the end of its 2014 fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and the Company's overall control environment.

        Based on its assessment, management has concluded that the Company's internal control over financial reporting was effective as of the end of the 2014 fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. The results of management's assessment were reviewed with the Audit Committee of the Company's Board of Directors.

        KPMG LLP independently assessed the effectiveness of the Company's internal control over financial reporting. KPMG LLP has issued an attestation report, which is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The Bon-Ton Stores, Inc.:

        We have audited The Bon-Ton Stores, Inc.'s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control—Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission. The Bon-Ton Stores, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, The Bon-Ton Stores, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control—Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Bon-Ton Stores, Inc. and subsidiaries as of January 31, 2015 and February 1, 2014, and the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity, and cash flows for each of the fiscal years in the three-year period ended January 31, 2015, and the related financial statement schedule, and our report dated April 15, 2015 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ KPMG LLP

Harrisburg, Pennsylvania
April 15, 2015

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

Changes in Internal Control Over Financial Reporting

        There were no changes to the Company's internal control over financial reporting that occurred during the 13 weeks ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Exhibit No.		Description	Document Location
3.1		Articles of Incorporation	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended July 30, 2011
3.2		Bylaws	Exhibit 3.2 to Form 8-B, File No. 0-19517 ("Form 8-B")
4.1	(a)	Indenture with The Bank of New York	Exhibit 4.1 to the Current Report on Form 8-K filed on March 10, 2006 ("3/10/06 Form 8-K")
	(b)	Supplemental Indenture dated as of July 9, 2012, among The Bon-Ton Department Stores, Inc., the guarantors named therein, and The Bank of New York, as trustee	Exhibit 4.3 to the Current Report on Form 8-K filed on July 13, 2012 ("7/13/12 Form 8-K")
	(c)	Second Supplemental Indenture dated as of January 9, 2013, among The Bon-Ton Department Stores, Inc., the guarantors named therein, and The Bank of New York Mellon, as trustee	Exhibit 4.1 to the Current Report on Form 8-K filed on January 9, 2013 ("1/9/13 Form 8-K")
	(d)	Third Supplemental Indenture dated as of January 31, 2013, among The Bon-Ton Department Stores, Inc., the guarantors named therein, and The Bank of New York Mellon, as trustee	Exhibit 4.1 to the Current Report on Form 8-K filed on February 5, 2013 ("2/5/13 Form 8-K")
	(e)	Fourth Supplemental Indenture dated as of February 2, 2013, among The Bon-Ton Department Stores, Inc., the guarantors named therein, and The Bank of New York Mellon, as trustee	Exhibit 4.6 to the 2/5/13 Form 8-K
4.2	(a)	Indenture dated as of July 9, 2012, among The Bon-Ton Department Stores, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as trustee	Exhibit 4.1 to the 7/13/12 Form 8-K

Exhibit No.		Description	Document Location
	(b)	Registration Rights Agreement dated as of July 9, 2012, among The Bon-Ton Department Stores, Inc., the guarantors named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as dealer manager	Exhibit 4.2 to the 7/13/12 Form 8-K
	(c)	Supplemental Indenture dated as of January 9, 2013, among The Bon-Ton Department Stores, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as trustee	Exhibit 4.2 to the 1/9/13 Form 8-K
	(d)	Second Supplemental Indenture dated as of January 31, 2013, among The Bon-Ton Department Stores, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as trustee	Exhibit 4.2 to the 2/5/13 Form 8-K
	(e)	Third Indenture dated as of February 2, 2013, among The Bon-Ton Department Stores, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as trustee	Exhibit 4.7 to the 2/5/13 Form 8-K
	(f)	Fourth Supplemental Indenture dated as of December 31, 2013, among The Bon-Ton Department Stores, Inc., Bon-Ton Distribution, LLC and Wells Fargo Bank, National Association, as trustee	Exhibit 4.1 to the Current Report on Form 8-K filed on January 3, 2014 ("1/3/14 Form 8-K")
	(g)	Amendment No. 2 to Note Guarantee dated as of February 2, 2014, among The Bon-Ton Stores, Inc. and the guarantors named therein	Exhibit 4.2 to the Annual Report on Form 10-K for the fiscal year Ended February 1, 2014 ("2013 Form 10-K"))
4.3	(a)
		Indenture dated as of May 28, 2013, among The Bon-Ton Department Stores, Inc., The Bon-Ton Stores, Inc., the other guarantors named therein, and Wells Fargo Bank, National Association, as trustee and collateral agent	Exhibit 4.1 to the Current Report on Form 8-K filed on June 3, 2013 ("6/3/13 Form 8-K")
	(b)	Registration Rights Agreement dated as of May 28, 2013, among The Bon-Ton Department Stores, Inc., The Bon-Ton Stores, Inc., the other guarantors named therein and the initial purchasers named therein	Exhibit 4.2 to the 6/3/13 Form 8-K

Exhibit No.			Description	Document Location
		(c)	First Supplemental Indenture dated as of December 31, 2013, among The Bon-Ton Department Stores, Inc., Bon-Ton Distribution, LLC and Wells Fargo Bank, National Association, as trustee	Exhibit 4.2 to the 1/3/14 Form 8-K
(d)
			Second Supplemental Indenture dated as of February 2, 2014, among The Bon-Ton Department Stores, Inc., The Bon-Ton Stores, Inc., the other guarantors named therein and Wells Fargo Bank, National Association, as trustee and collateral agent	Exhibit 4.3 to the 2013 Form 10-K
10.1			Shareholders' Agreement among The Bon-Ton Stores, Inc. and the shareholders named therein	Exhibit 10.3 to Amendment No. 2 to the Registration Statement on Form S-1, File No. 33-42142 ("1991 Form S-1")
10.2	*	(a)	Employment Agreement with Stephen Byers	Exhibit 10.4 to the 1/28/09 Form 8-K
		(b)	Employment Agreement with Stephen Byers	Exhibit 10.1 to the Current Report on Form 8-K filed on May 4, 2011
		(c)	Amendment to Employment Agreement with Stephen Byers	Exhibit 10.1 to the Current Report on Form 8-K filed on August 21, 2012 ("8/21/12 Form 8-K")
		(d)	Restricted Stock Agreement with Stephen Byers	Exhibit 10.5 to the 1/28/09 Form 8-K
		(e)	Restricted Stock Agreement—Performance Shares with Stephen Byers	Exhibit 10.6 to the 1/28/09 Form 8-K
10.3	*	(a)	Executive Transition Agreement with M. Thomas Grumbacher	Exhibit 10.1 to the Current Report on Form 8-K filed on March 11, 2005
		(b)	Amendment to Executive Transition Agreement with M. Thomas Grumbacher	Exhibit 10.1 to the Current Report on Form 8-K filed on December 10, 2007
		(c)	Amendment No. 2 to Executive Transition Agreement with M. Thomas Grumbacher	Exhibit 10.1 to the Current Report on Form 8-K filed on February 1, 2010
		(d)	Amendment No. 3 to Executive Transition Agreement with M. Thomas Grumbacher	Exhibit 10.1 to the Current Report on Form 8-K filed on December 21, 2010
10.4	*	(a)	Employment Agreement with Brendan L. Hoffman	Exhibit 10.1 to the Current Report on Form 8-K filed on January 25, 2012 ("1/25/12 Form 8-K")
		(b)	Restricted Stock Agreement with Brendan L. Hoffman	Exhibit 10.2 to the 1/25/12 Form 8-K

Exhibit No.			Description	Document Location
		(c)	Restricted Stock Agreement—Performance Shares with Brendan L. Hoffman	Exhibit 10.3 to the 1/25/12 Form 8-K
		(d)	Amendment to Employment Agreement with Brendan L. Hoffman	Exhibit 10.1 to the Current Report on Form 8-K filed July 17, 2014
10.5	*	(a)	Employment Agreement with Kathryn Bufano	Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2014 ("7/31/14 Form 8-K")
		(b)	Restricted Stock Agreement with Kathryn Bufano	Exhibit 10.2 to the 7/31/14 Form 8-K
		(c)	Restricted Stock Agreement—Performance Shares with Kathryn Bufano	Exhibit 10.3 to the 7/31/14 Form 8-K
10.6	*	(a)	Employment Agreement with Barbara J. Schrantz	Exhibit 10.7(a) to the Annual Report on Form 10-K for the fiscal year ended January 29, 2011 ("2010 Form 10-K")
		(b)	Amendment to Employment Agreement with Barbara J. Schrantz	Exhibit 10.2 to the 8/21/12 Form 8-K
		(c)	Separation Agreement with Barbara J. Schrantz	Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended October 27, 2012
		(d)	Restricted Stock Agreement with Barbara J. Schrantz	Exhibit 10.7(b) to the 2010 Form 10-K
10.7	*		Employment Agreement with Luis Fernandez	Exhibit 10.7 to the 2013 Form 10-K
10.8	*		Form of severance agreement with certain executive officers	Exhibit 10.14 to Form 8-B
10.9	*	(a)	Supplemental Executive Retirement Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended August 4, 2001
		(b)	Amendment No. 1 to Supplemental Executive Retirement Plan	Exhibit 10.8(b) to the Annual Report on Form 10-K for the fiscal year ended January 30, 2010 ("2009 Form 10-K")
10.10	*	(a)	2009 Omnibus Incentive Plan	Appendix A to Other Definitive Proxy Statements on Form DEF 14A filed on May 4, 2009
		(b)	Amendment No. 1 to 2009 Omnibus Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K filed on November 24, 2010 ("11/24/10 Form 8-K")
		(c)	Amended and Restated 2009 Omnibus Incentive Plan	Appendix B to Other Definitive Proxy Statements on Form DEF 14A filed May 1, 2012 ("2012 14A")

Exhibit No.			Description	Document Location
		(d)	Amendment No. 1 to the Amended and Restated 2009 Omnibus Incentive Plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended November 1, 2014 ("11/1/14 10-Q")
		(e)	Form of Restricted Stock Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on April 16, 2010 ("4/16/10 Form 8-K")
		(f)	Form of Restricted Stock Agreement—Performance Shares	Exhibit 10.2 to the 11/24/10 Form 8-K
		(g)	Form of Restricted Stock Unit Agreement	Exhibit 10.3 to the 4/16/10 Form 8-K
		(h)	Form of Non-Qualified Stock Option Agreement	Exhibit 10.4 to the 4/16/10 Form 8-K
10.11	*	(a)	Amended and Restated Cash Bonus Plan	Appendix A to the 2012 14A
		(b)	Second Amendment to Cash Bonus Plan	Exhibit 10.2 to the 11/1/14 10-Q
10.12	*		The Bon-Ton Stores, Inc. Deferred Compensation Plan	Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended February 3, 2007 ("2006 Form 10-K")
10.13	*		The Bon-Ton Stores, Inc. Severance Pay Plan	Exhibit 10.1 to the Current Report on Form 8-K filed on August 28, 2006
10.14	*		The Bon-Ton Stores, Inc. Executive Severance Pay Plan	Exhibit 10.1 to the Current Report on Form 8-K filed on March 4, 2014
10.15	*		The Bon-Ton Stores, Inc. Change of Control and Material Transaction Severance Plan for Certain Employees of Acquired Employers	Exhibit 10.16 to the 2006 Form 10-K
10.16			Registration Rights Agreement between The Bon-Ton Stores, Inc. and Tim Grumbacher	Exhibit 99.3 to the Current Report on Form 8-K filed on November 7, 2003
10.17		(a)	Sublease of Oil City, Pennsylvania store between The Bon-Ton Stores, Inc. and Nancy T. Grumbacher, Trustee	Exhibit 10.16 to the 1991 Form S-1
		(b)	First Amendment to Oil City, Pennsylvania sublease	Exhibit 10.22 to Amendment No. 1 to the 1991 Form S-1
		(c)	Corporate Guarantee with respect to Oil City, Pennsylvania lease	Exhibit 10.26 to Amendment No. 1 to the 1991 Form S-1
10.18		(a)	Credit Card Program Agreement between The Bon-Ton Stores, Inc. and HSBC Bank Nevada, N.A.	Exhibit 10.3 to the Current Report on Form 8-K filed on June 23, 2005
		(b)	First Amendment to the Credit Card Program Agreement	Exhibit 10.5 to the 3/10/06 Form 8-K

Exhibit No.		Description	Document Location
	(c)	Second Amendment to the Credit Card Program Agreement	Exhibit 10.22(c) to the 2006 Form 10-K
	(d)	Third Amendment to the Credit Card Program Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on August 10, 2009
	(e)	Fourth Amendment to the Credit Card Program Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on August 4, 2010
	(f)	Fifth Amendment to the Credit Card Program Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on September 7, 2010
	(g)	Sixth Amendment to the Credit Card Program Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on February 3, 2011**
	(h)	Seventh Amendment to the Credit Card Program Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on June 19, 2012
	(i)	Exhibits and Schedules to the Credit Card Program Agreement	Exhibit 10.17(e) to the 2009 Form 10-K**
10.19	(a)	Credit Card Program Agreement between The Bon-Ton Stores, Inc. and World Financial Network Bank	Exhibit 10.1 to the Current Report on Form 8-K filed on December 22, 2011**
	(b)	First Amendment to the Credit Card Program Agreement	Exhibit 10.19 to the 2013 Form 10-K**
10.20
		Registration Rights Agreement between The Bon-Ton Department Stores, Inc., The Bon-Ton Stores, Inc., other guarantors listed on Schedule I of the Agreement, Banc of America Securities LLC and Citigroup Global Markets Inc.	Exhibit 10.1 to the 3/10/06 Form 8-K
10.21	(a)
		Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp., Carson Pirie Scott, Inc. (f/k/a Parisian, Inc.), Herberger's Department Stores, LLC and the other credit parties and lender parties thereto	Exhibit 10.2 to the 3/10/06 Form 8-K
(b)
		Amendment No. 1 to Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp., Carson Pirie Scott, Inc. (f/k/a Parisian, Inc.), Herberger's Department Stores, LLC and the other credit parties and lender parties thereto	Exhibit 10.24(b) to the Annual Report on Form 10-K for the fiscal year ended February 2, 2008

Exhibit No.		Description	Document Location
	(c)	Amendment No. 2 to Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp., Carson Pirie Scott, Inc. (f/k/a Parisian, Inc.), Herberger's Department Stores, LLC and the other credit parties and lender parties thereto	Exhibit 10.3 to the Current Report on Form 8-K filed on November 24, 2009 ("11/24/09 Form 8-K")
(d)
		Amended and Restated Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp. and the other credit parties and lender parties thereto	Exhibit 10.1 to the Current Report on Form 8-K filed on December 9, 2009
(e)
		Exhibits and Schedules to the Amended and Restated Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp. and the other credit parties and lender parties thereto	Exhibit 10.19(e) to the 2009 Form 10-K**
(f)
		Second Amended and Restated Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp. and the other credit parties and lender parties thereto	Exhibit 10.1 to the Current Report on Form 8-K filed on March 24, 2011
	(g)	First Amendment to Second Amended and Restated Loan and Security Agreement dated March 21, 2011	Exhibit 10.1 to the Current Report on Form 8-K filed on October 31, 2012
	(h)	Second Amendment to Second Amended and Restated Loan and Security Agreement dated March 21, 2011	Exhibit 10.1 to the Current Report on Form 8-K filed on December 13, 2013
10.22	(a)	Loan Agreement between Bonstores Realty One, LLP and Bank of America, N.A.	Exhibit 10.3 to the 3/10/06 Form 8-K
	(b)	Exhibits and Schedules to Loan Agreement between Bonstores Realty One, LLP and Bank of America, N.A.	Exhibit 10.20(b) to the 2009 Form 10-K**
10.23	(a)	Loan Agreement between Bonstores Realty Two, LLP and Bank of America, N.A.	Exhibit 10.4 to the 3/10/06 Form 8-K
	(b)	Exhibits and Schedules to Loan Agreement between Bonstores Realty Two, LLP and Bank of America, N.A.	Exhibit 10.21(b) to the 2009 Form 10-K**

Exhibit No.			Description	Document Location
10.24	*	(a)	Carson Pirie Scott & Co. Supplemental Executive Retirement Plan	Exhibit 10.29(a) to the 2006 Form 10-K
		(b)	First Amendment to the Carson Pirie Scott & Co. Supplemental Executive Retirement Plan	Exhibit 10.29(b) to the 2006 Form 10-K
10.25
			Second Lien Security Agreement dated as of July 9, 2012, among The Bon-Ton Department Stores, Inc., the grantors named therein, and Wells Fargo Bank, National Association, as trustee and collateral agent	Exhibit 10.1 to the 7/13/12 Form 8-K
10.26
			Intercreditor Agreement dated as of July 9, 2012, among Bank of America, N.A., as collateral agent under the credit agreement dated as of March 21, 2011, Wells Fargo Bank, National Association, as collateral agent and trustee under the indenture dated as of July 9, 2012, The Bon-Ton Stores, Inc., and the subsidiaries of The Bon-Ton Stores, Inc. named therein	Exhibit 10.2 to the 7/13/12 Form 8-K
10.27
			Supplement No. 1 to the Second Lien Security Agreement dated as of January 31, 2013 by and among The Bon-Ton Department Stores, Inc., The Bon-Ton Giftco, LLC, and Wells Fargo Bank, National Association, as trustee and collateral agent	Exhibit 4.3 to the 2/5/13 Form 8-K
10.28
			Omnibus Joinder Agreement to Loan Documents dated as of January 31, 2013 by and among The Bon-Ton Giftco, LLC, as new guarantor, The Bon-Ton Department Stores, Inc., as borrower agent, and Bank of America, N.A., as administrative agent and co-collateral agent	Exhibit 4.4 to the 2/5/13 Form 8-K
10.29			Guaranty dated as of January 31, 2013 by The Bon-Ton Giftco, LLC, as new guarantor, in favor of Bank of America, N.A., as agent, the lenders and the other secured parties	Exhibit 4.5 to the 2/5/13 Form 8-K

Exhibit No.	Description	Document Location
10.30	Supplement No. 2 to the Second Lien Security Agreement dated as of February 2, 2013 by and among The Bon-Ton Department Stores, Inc., Carson Pirie Scott II, Inc., and Wells Fargo Bank, National Association, as trustee and collateral agent	Exhibit 4.8 to the 2/5/13 Form 8-K
10.31
	Joinder Agreement to Loan Agreement dated as of February 2, 2013 by and among Carson Pirie Scott II, Inc., as new borrower, The Bon-Ton Department Stores, Inc., as borrower agent, and Bank of America, N.A., as administrative agent and co-collateral agent	Exhibit 4.9 to the 2/5/13 Form 8-K
10.32	Guaranty dated as of February 2, 2013 by Carson Pirie Scott II, Inc., as new guarantor, in favor of Bank of America, N.A., as agent, the lenders and the other secured parties	Exhibit 4.10 to the 2/5/13 Form 8-K
10.33
	Supplement No. 3 to the Second Lien Security Agreement dated as of December 31, 2013 by and among The Bon-Ton Department Stores, Inc., Bon-Ton Distribution, LLC and Wells Fargo Bank, National Association, as trustee and collateral agent	Exhibit 4.3 to the 1/3/14 Form 8-K
10.34
	Joinder Agreement to Loan Documents dated as of December 31, 2013 by and among Bon-Ton Distribution, LLC, as new borrower, The Bon-Ton Department Stores, Inc., as borrower agent, and Bank of America, N.A., as administrative agent and co-collateral agent	Exhibit 4.4 to the 1/3/14 Form 8-K
10.35	Guaranty dated as of December 31, 2013 by Bon-Ton Distribution, LLC, as new guarantor, in favor of Bank of America, N.A., as agent, the lenders and the other secured parties	Exhibit 4.5 to the 1/3/14 Form 8-K

Exhibit No.		Description	Document Location
10.36		Additional Pari Passu Joinder Agreement and Intercreditor Joinder Agreement dated as of May 28, 2013, among Wells Fargo Bank, National Association, as Additional Pari Passu Agent and as Future Second Priority Agent, Wells Fargo Bank, National Association, as Collateral Agent, Bank of America, N.A., as Revolving Credit Agent and Wells Fargo Bank, National Association, as Second Priority Designated Agent	Exhibit 10.1 to the 6/3/13 Form 8-K
10.37	*	Separation and General Release with Keith E. Plowman	Exhibit 10.1 to the Current Report on Form 8-K filed on January 20, 2015
21		Subsidiaries of the Registrant	Filed Herewith
23		Consent of KPMG LLP	Filed Herewith
31.1		Certification of Kathryn Bufano	Filed Herewith
31.2		Certification of Keith E. Plowman	Filed Herewith
32		Certifications Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934	Filed Herewith
101.INS		XBRL Instance Document	Filed Herewith
101.SCH		XBRL Taxonomy Extension Scheme Document	Filed Herewith
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
101.LAB		XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

*
Constitutes a management contract or compensatory plan or arrangement.

**
Portions of the document have been omitted pursuant to a request for confidential treatment, and filed separately with the SEC.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BON-TON STORES, INC.
Dated: April 15, 2015	By:	/s/ KEITH E. PLOWMAN Keith E. Plowman Executive Vice President—Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ TIM GRUMBACHER Tim Grumbacher	Chairman of the Board and Strategic Initiatives Officer	April 15, 2015
/s/ KATHRYN BUFANO Kathryn Bufano	President and Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2015
/s/ KEITH E. PLOWMAN Keith E. Plowman	Executive Vice President—Chief Financial Officer (Principal Financial Officer)	April 15, 2015
/s/ MICHAEL W. WEBB Michael W. Webb	Group Vice President—Chief Accounting Officer (Principal Accounting Officer)	April 15, 2015
/s/ LUCINDA M. BAIER Lucinda M. Baier	Director	April 15, 2015
/s/ PHILIP M. BROWNE Philip M. Browne	Director	April 15, 2015
/s/ MICHAEL L. GLEIM Michael L. Gleim	Director	April 15, 2015

Signature	Capacity	Date

/s/ TODD C. MCCARTY Todd C. McCarty	Director	April 15, 2015
/s/ DANIEL T. MOTULSKY Daniel T. Motulsky	Director	April 15, 2015
/s/ JEFFREY B. SHERMAN Jeffrey B. Sherman	Director	April 15, 2015
/s/ STEVEN B. SILVERSTEIN Steven B. Silverstein	Director	April 15, 2015

 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
The Bon-Ton Stores, Inc.:

        We have audited the accompanying consolidated balance sheets of The Bon-Ton Stores, Inc. and subsidiaries as of January 31, 2015 and February 1, 2014, and the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity, and cash flows for each of the fiscal years in the three-year period ended January 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bon-Ton Stores, Inc. and subsidiaries as of January 31, 2015 and February 1, 2014, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Bon-Ton Stores, Inc.'s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control—Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 15, 2015 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Harrisburg, Pennsylvania
April 15, 2015

THE BON-TON STORES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	January 31, 2015	February 1, 2014
Assets
Current assets:
Cash and cash equivalents	$8,753	$7,058
Merchandise inventories	734,956	709,733
Prepaid expenses and other current assets	93,394	76,285

Total current assets	837,103	793,076
Property, fixtures and equipment at cost, net of accumulated depreciation and amortization of $910,494 and $865,111 at January 31, 2015 and February 1, 2014, respectively	641,996	640,004
Deferred income taxes	15,781	15,765
Intangible assets, net of accumulated amortization of $64,451 and $62,068 at January 31, 2015 and February 1, 2014, respectively	90,151	102,800
Other long-term assets	23,483	25,584

Total assets	$1,608,514	$1,577,229

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$208,882	$200,465
Accrued payroll and benefits	28,848	28,343
Accrued expenses	158,022	150,595
Current maturities of long-term debt	6,788	7,363
Current maturities of obligations under capital leases	3,961	3,797
Deferred income taxes	24,478	22,744

Total current liabilities	430,979	413,307
Long-term debt, less current maturities	850,963	804,372
Obligations under capital leases, less current maturities	45,016	48,977
Other long-term liabilities	193,908	182,617

Total liabilities	1,520,866	1,449,273

Commitments and contingencies (Note 12)
Shareholders' equity
Preferred Stock—authorized 5,000,000 shares at $0.01 par value; no shares issued	—	—
Common Stock—authorized 40,000,000 shares at $0.01 par value; issued shares of 17,818,323 and 17,846,457 at January 31, 2015 and February 1, 2014, respectively	178	178
Class A Common Stock—authorized 20,000,000 shares at $0.01 par value; issued and outstanding shares of 2,951,490 at January 31, 2015 and February 1, 2014	30	30
Treasury stock, at cost—337,800 shares at January 31, 2015 and February 1, 2014	(1,387)	(1,387)
Additional paid-in capital	161,359	160,772
Accumulated other comprehensive loss	(80,405)	(50,448)
Retained earnings	7,873	18,811

Total shareholders' equity	87,648	127,956

Total liabilities and shareholders' equity	$1,608,514	$1,577,229

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(In thousands, except per share data)	January 31, 2015	February 1, 2014	February 2, 2013
Net sales	$2,756,237	$2,770,068	$2,919,411
Other income	66,659	63,992	59,425

	2,822,896	2,834,060	2,978,836

Costs and expenses:
Costs of merchandise sold	1,772,953	1,768,672	1,873,890
Selling, general and administrative	907,036	899,363	936,175
Gain on insurance recovery	(10,779)	—	—
Depreciation and amortization	90,118	85,872	88,276
Amortization of lease-related interests	4,542	4,543	4,696
Impairment charges	2,492	6,230	5,800

Income from operations	56,534	69,380	69,999
Interest expense, net	61,736	68,587	82,839
Loss on exchange/extinguishment of debt	153	4,433	8,485

Loss before income taxes	(5,355)	(3,640)	(21,325)
Income tax provision (benefit)	1,619	(84)	228

Net loss	$(6,974)	$(3,556)	$(21,553)

Per share amounts—
Basic:
Net loss	$(0.36)	$(0.19)	$(1.16)
Diluted:
Net loss	$(0.36)	$(0.19)	$(1.16)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Fiscal Year Ended
(In thousands)	January 31, 2015	February 1, 2014	February 2, 2013
Net loss	$(6,974)	$(3,556)	$(21,553)
Other comprehensive (loss) income, net of tax:
Pension and postretirement benefit plans	(29,957)	22,794	1,114

Comprehensive (loss) income	$(36,931)	$19,238	$(20,439)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands, except per share data)	Common Stock	Class A Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
BALANCE AT JANUARY 28, 2012	$171	$30	$(1,387)	$155,400	$(74,356)	$51,749	$131,607
Net loss	—	—	—	—	—	(21,553)	(21,553)
Other comprehensive income	—	—	—	—	1,114	—	1,114
Dividends to shareholders, $0.20 per share	—	—	—	—	—	(3,894)	(3,894)
Restricted shares forfeited in lieu of payroll taxes	(2)	—	—	(1,658)	—	—	(1,660)
Proceeds from stock options exercised	1	—	—	537	—	—	538
Share-based compensation expense	5	—	—	4,449	—	—	4,454

BALANCE AT FEBRUARY 2, 2013	175	30	(1,387)	158,728	(73,242)	26,302	110,606
Net loss	—	—	—	—	—	(3,556)	(3,556)
Other comprehensive income	—	—	—	—	22,794	—	22,794
Dividends to shareholders, $0.20 per share	—	—	—	—	—	(3,935)	(3,935)
Restricted shares forfeited in lieu of payroll taxes	(2)	—	—	(2,132)	—	—	(2,134)
Proceeds from stock options exercised	1	—	—	594	—	—	595
Share-based compensation expense	4	—	—	3,582	—	—	3,586

BALANCE AT FEBRUARY 1, 2014	178	30	(1,387)	160,772	(50,448)	18,811	127,956
Net loss	—	—	—	—	—	(6,974)	(6,974)
Other comprehensive loss	—	—	—	—	(29,957)	—	(29,957)
Dividends to shareholders, $0.20 per share	—	—	—	—	—	(3,964)	(3,964)
Restricted shares forfeited in lieu of payroll taxes	(2)	—	—	(1,935)	—	—	(1,937)
Proceeds from stock options exercised	—	—	—	22	—	—	22
Share-based compensation expense	2	—	—	2,500	—	—	2,502

BALANCE AT JANUARY 31, 2015	$178	$30	$(1,387)	$161,359	$(80,405)	$7,873	$87,648

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(In thousands)	January 31, 2015	February 1, 2014	February 2, 2013
Cash flows from operating activities:
Net loss	$(6,974)	$(3,556)	$(21,553)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	90,118	85,872	88,276
Amortization of lease-related interests	4,542	4,543	4,696
Impairment charges	2,492	6,230	5,800
Share-based compensation expense	2,502	3,586	4,454
Gain on sale of property, fixtures and equipment	(2,510)	(275)	(2,768)
Reclassifications of accumulated other comprehensive loss	3,255	6,203	6,384
Loss on exchange/extinguishment of debt	153	4,433	8,485
Amortization of deferred financing costs	2,938	3,877	6,610
Amortization of deferred gain on sale of proprietary credit card portfolio	—	—	(1,021)
Deferred income tax provision	1,718	248	1,400
Changes in operating assets and liabilities:
(Increase) decrease in merchandise inventories	(25,223)	48,667	(58,896)
Increase in prepaid expenses and other current assets	(17,109)	(5,684)	(1,569)
(Increase) decrease in other long-term assets	(768)	(2,168)	2,004
Increase (decrease) in accounts payable	4,136	(2,812)	2,591
Increase (decrease) in accrued payroll and benefits and accrued expenses	6,105	(20,411)	9,035
(Decrease) increase in income taxes payable	—	(739)	739
(Decrease) increase in other long-term liabilities	(18,746)	(7,947)	18,603

Net cash provided by operating activities	46,629	120,067	73,270

Cash flows from investing activities:
Capital expenditures	(90,707)	(77,336)	(73,770)
Proceeds from sale of property, fixtures and equipment	5,349	1,335	8,268

Net cash used in investing activities	(85,358)	(76,001)	(65,502)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(728,166)	(1,267,418)	(733,653)
Proceeds from issuance of long-term debt	770,259	1,229,418	750,401
Cash dividends paid	(3,956)	(2,952)	(4,855)
Restricted shares forfeited in lieu of payroll taxes	(1,937)	(2,134)	(1,660)
Proceeds from stock options exercised	22	595	538
Deferred financing costs paid	(69)	(11,133)	(1,135)
Debt exchange costs paid	—	—	(6,992)
Increase (decrease) in book overdraft balances	4,271	8,690	(16,758)

Net cash provided by (used in) financing activities	40,424	(44,934)	(14,114)

Net increase (decrease) in cash and cash equivalents	1,695	(868)	(6,346)
Cash and cash equivalents at beginning of period	7,058	7,926	14,272

Cash and cash equivalents at end of period	$8,753	$7,058	$7,926

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. NATURE OF OPERATIONS

        The Bon-Ton Stores, Inc. is a Pennsylvania corporation incorporated on January 31, 1996 as the successor of a company incorporated on January 31, 1929. As of January 31, 2015, The Bon-Ton Stores, Inc. operated, through its subsidiaries, 270 stores, including nine furniture galleries and four clearance centers, in 26 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner's, Boston Store, Carson's, Elder-Beerman, Herberger's and Younkers nameplates.

        References to "the Company" refer to The Bon-Ton Stores, Inc. (the "Parent") and its subsidiaries.

        The Company's fiscal year ends on the Saturday nearer January 31, and consisted of 52 weeks for each of 2014 and 2013 and 53 weeks for 2012. References to "2014," "2013" and "2012" represent the Company's fiscal 2014 year ended January 31, 2015, fiscal 2013 year ended February 1, 2014 and fiscal 2012 year ended February 2, 2013, respectively. References to "2015" represent the Company's fiscal 2015 year ending January 30, 2016.

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

        Certain prior year balances presented in the consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation. These reclassifications did not impact the Company's net loss for 2014, 2013 or 2012.

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

        As of January 31, 2015 and February 1, 2014, approximately 32% and 33%, respectively, of the Company's merchandise inventories were valued using a first-in, first-out ("FIFO") cost basis and approximately 68% and 67%, respectively, of merchandise inventories were valued using a last-in, first-out ("LIFO") cost basis. There was no effect on costs of merchandise sold for LIFO valuations in 2014, 2013 and 2012. If the FIFO method of inventory valuation had been used for all inventories, the Company's merchandise inventories would have been lower by $6,837 at January 31, 2015 and February 1, 2014 due to the Company having recognized prior years' cost increases associated with its LIFO calculations. The Company's LIFO calculations yielded inventory increases due to deflation reflected in price indices used. The LIFO method values merchandise sold at the cost of more recent inventory purchases (which the deflationary indices indicated to be lower), resulting in the general inventory on-hand being carried at the older, higher costs. Given these higher values and the promotional retail environment, the Company has reduced the carrying value of its LIFO inventories to an estimated realizable value, with reductions of $53,118 to offset the $59,955 cumulative inventory

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

increases generated by its computation of LIFO inventory as of January 31, 2015 and with reductions of $42,578 to offset the $49,415 cumulative inventory increases generated by its computation of LIFO inventory as of February 1, 2014.

        Costs for merchandise purchases, product development, distribution and customer delivery are included in costs of merchandise sold.

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

        No depreciation is recorded until property, fixtures and equipment are placed into service. The Company capitalizes interest incurred during the construction of new facilities or major improvements to existing facilities and development projects that exceed one month. See Note 11 for quantification of capitalized interest in 2014, 2013 and 2012. Repair and maintenance costs are charged to selling, general and administrative ("SG&A") expense as incurred. Property retired or sold is removed from asset and accumulated depreciation accounts and the resulting gain or loss is reflected in SG&A expense.

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

        We are required to test an intangible asset subject to amortization for impairment whenever events or changes in circumstances indicate that its carrying value may not be recoverable. If the undiscounted cash flows associated with the asset are insufficient to support the recorded asset, an impairment loss is recognized for the amount (if any) by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined using a discounted cash flow analysis, which requires certain assumptions and estimates regarding industry economic factors, and utilizes a discount rate the Company believes is appropriate and would be used by market participants.

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

Deferred Financing Fees

        Amounts paid by the Company to secure financing agreements are reflected in other long-term assets and are amortized over the term of the related facility. Amortization of credit facility costs are classified as interest expense. Unamortized amounts at January 31, 2015 and February 1, 2014 were $14,502 and $17,397, respectively.

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

        Income taxes are accounted for under the asset and liability method, pursuant to ASC Topic 740, Income Taxes ("ASC 740"). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. ASC 740 requires an assessment of whether valuation allowances are needed against deferred tax assets based upon consideration of all available evidence using a "more likely than not" standard. (See Note 16 for further discussion of the Company's valuation allowances.)

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

        The following table summarizes net sales by merchandise category for each year presented:

Merchandise Category	2014	2013	2012
Women's Apparel	$678,526	$686,276	$708,411
Home	471,259	459,152	505,452
Cosmetics	377,442	391,306	418,609
Men's Apparel	325,333	330,411	339,283
Accessories	273,057	274,902	285,144
Footwear	263,516	266,523	273,671
Children's Apparel	186,907	185,248	196,673
Intimate Apparel	106,792	108,292	114,863
Young Contemporary Apparel	69,402	58,410	67,090
Other	4,003	9,548	10,215

Total	$2,756,237	$2,770,068	$2,919,411

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

Advertising

        Advertising production costs are expensed the first time the advertisement is run. Media placement costs are expensed in the period the advertising appears. Total advertising expenses, net of vendor allowances, included in SG&A expense for 2014, 2013 and 2012 were $135,626, $128,266 and $129,349, respectively. Prepaid expenses and other current assets include prepaid advertising costs of $8,016 and $8,264 at January 31, 2015 and February 1, 2014, respectively.

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

Gift and Merchandise Cards

        The Company sells gift cards to customers at its stores and through its website, and issues merchandise cards as credit for merchandise returned to its stores. These cards do not have expiration dates. Revenues from these cards are recognized when (1) the card is redeemed by the customer, or (2) the likelihood of the card being redeemed by the customer is remote and it is determined that the Company does not have a legal obligation to remit the value of the unredeemed card to relevant jurisdictions ("card breakage"). It is the Company's historical experience that the likelihood of redemption after 60 months from issuance is remote. Should cards become aged 60 months and the Company determines that it is probable that it has no legal obligation to remit the value to relevant jurisdictions, the corresponding liability is relieved. Given the satisfaction of the aforementioned criteria, the Company recognized income from card breakage of $2,103, $2,400 and $2,551 in 2014, 2013 and 2012, respectively. Gift and merchandise card liabilities are included within accrued expenses.

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

Operating Leases

        The Company leases a majority of its retail stores under operating leases. Many of the lease agreements contain rent holidays, rent escalation clauses and contingent rent provisions—or some combination of these items. The Company recognizes rent expense in SG&A expense on a straight-line basis over the accounting lease term, which includes lease renewals determined to be reasonably assured. In calculating straight-line rent expense, the Company utilizes an accounting lease term that equals or exceeds the time period used for depreciation. Additionally, the commencement date of the accounting lease term reflects the earlier of the date the Company becomes legally obligated for the rent payments or the date the Company takes possession of the building for initial construction and setup. The excess of rent expense over the actual cash paid is recorded as deferred rent. Leasehold improvement allowances received from landlords and other lease incentives are recorded as deferred rent liabilities and are recognized in SG&A expense on a straight-line basis over the accounting lease term.

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table presents a reconciliation of net loss and weighted average shares outstanding used in basic and diluted EPS calculations for each of 2014, 2013 and 2012:

	2014	2013	2012
Basic Loss Per Common Share
Net loss	$(6,974)	$(3,556)	$(21,553)
Less: Income allocated to participating securities	—	—	—

Net loss available to common shareholders	$(6,974)	$(3,556)	$(21,553)

Weighted average common shares outstanding	19,417,681	19,101,742	18,528,169

Basic loss per common share	$(0.36)	$(0.19)	$(1.16)

Diluted Loss Per Common Share
Net loss	$(6,974)	$(3,556)	$(21,553)
Less: Income allocated to participating securities	—	—	—

Net loss available to common shareholders	$(6,974)	$(3,556)	$(21,553)

Weighted average common shares outstanding	19,417,681	19,101,742	18,528,169
Common shares issuable—stock options	—	—	—

Weighted average common shares outstanding assuming dilution	19,417,681	19,101,742	18,528,169

Diluted loss per common share	$(0.36)	$(0.19)	$(1.16)

        Due to the Company's net loss position in 2014, 2013 and 2012, weighted average unvested restricted shares and restricted stock units (participating securities) of 702,188, 914,941 and 1,314,491 for 2014, 2013 and 2012, respectively, were not considered in the calculation of net loss available to common shareholders used for both basic and diluted EPS.

        In addition, weighted average stock option shares (non-participating securities) totaling 212,750, 363,298 and 841,224 for 2014, 2013 and 2012, respectively, were excluded from the computation of diluted weighted average common shares outstanding, as their effect would have been antidilutive. Certain of these stock option shares were excluded solely due to the Company's net loss position. Had the Company reported net income in 2014, 2013 and 2012, these shares would have increased diluted weighted average common shares outstanding by 86,872, 142,068 and 128,452, respectively.

Risks and Uncertainties

        The diversity of the Company's products, customers and geographic operations reduces the risk that a severe impact will occur in the near term as a result of changes in its customer base, competition or markets.

        In response to economic conditions, the Company has considered the impact of relevant factors on its liquidity and has performed an analysis of the key assumptions in its forecast such as sales, gross margin and SG&A expenses; an evaluation of its relationships with vendors and their factors, including availability of vendor credit; and an analysis of cash requirements, including the Company's inventory

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and other working capital requirements, capital expenditures and borrowing availability under its credit facility. Based upon these analyses and evaluations, the Company expects its anticipated sources of liquidity will be sufficient to meet its obligations without significant revisions to its planned operations through 2015.

Recently Issued Accounting Standards

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The new standard provides a single revenue recognition model which is intended to enhance disclosures and improve comparability over a range of industries, companies and geographical boundaries. ASU 2014-09 creates a five-step model that requires companies to exercise judgment when considering all relevant facts and circumstances in the determination of when and how revenue is recognized. The guidance is effective for fiscal years beginning after December 15, 2016. The Company is currently reviewing the revised guidance and assessing the potential impact on its consolidated financial statements.

        In August 2014, ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"), was issued, amending FASB Accounting Standards Subtopic 205-40 to provide guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. Specifically, the amendments (1) provide a definition of the term "substantial doubt," (2) require an evaluation every reporting period, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that financial statements are issued. ASU 2014-15 is effective for fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently reviewing the guidance and assessing the potential impact on its consolidated financial statements.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

3. PROPERTY, FIXTURES AND EQUIPMENT

        Property, fixtures and equipment and related accumulated depreciation and amortization consisted of:

	January 31, 2015	February 1, 2014
Land and improvements	$120,740	$118,423
Buildings and leasehold improvements	720,275	714,395
Furniture and equipment	650,928	610,155
Buildings and equipment under capital leases	60,547	62,142

	1,552,490	1,505,115
Less: Accumulated depreciation and amortization	(910,494)	(865,111)

Net property, fixtures and equipment	$641,996	$640,004

        Accumulated depreciation and amortization includes $29,572 and $27,358 at January 31, 2015 and February 1, 2014, respectively, related to buildings and equipment under capital leases. Amortization of buildings and equipment under capital leases is included within depreciation and amortization expense.

        Depreciation and amortization expense of $88,489, $84,113 and $86,386 related to property, fixtures and equipment was included in depreciation and amortization expense for 2014, 2013 and 2012, respectively.

        Asset impairment charges of $2,392, $5,962 and $5,050, which resulted in a reduction in the carrying amount of certain store properties due to marginal performance, were recorded in 2014, 2013 and 2012, respectively. The expenses are included in impairment charges.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

4. INTANGIBLE ASSETS

        Intangible assets consist of the following:

	January 31, 2015	February 1, 2014
Intangible assets subject to amortization
Gross amount
Lease-related interests	$81,179	$91,345
Customer lists and relationships	22,926	22,926

Total gross amount	104,105	114,271

Accumulated amortization
Lease-related interests	(46,309)	(45,555)
Customer lists and relationships	(18,142)	(16,513)

Total accumulated amortization	(64,451)	(62,068)

Net intangible assets subject to amortization	39,654	52,203

Intangible assets not subject to amortization
Trade names	40,200	40,300
Private label brand names	10,297	10,297

Total intangible assets not subject to amortization	50,497	50,597

Net intangible assets	$90,151	$102,800

        Lease-related interests reflect below-market-rate leases purchased in store acquisitions completed in 1992 through 2006 that were adjusted to reflect fair market value. The lease-related interests, including the unfavorable lease-related interests included in other long-term liabilities, are being amortized on a straight-line method and reported as "amortization of lease-related interests" in the consolidated statements of operations. At January 31, 2015, these lease-related interests have weighted-average remaining lives of nine years for amortization purposes.

        At January 31, 2015, customer lists and relationships are being amortized on a declining-balance method over the remaining lives of four years. The amortization from the customer lists and relationships is included within depreciation and amortization expense.

        During 2014, 2013 and 2012, amortization of $1,629, $1,759 and $1,890, respectively, was recorded on customer lists and relationships. Amortization of $4,542, $4,543 and $4,696 was recorded for favorable and unfavorable lease-related interests during 2014, 2013 and 2012, respectively. The Company anticipates amortization associated with customer lists and relationships of approximately $1,500 in 2015, $1,370 in 2016, $1,262 in 2017, and $652 in 2018. The Company anticipates amortization associated with favorable and unfavorable lease-related interests of approximately $4,245 in 2015, $4,030 in 2016, $3,941 in 2017, $3,630 in 2018 and $3,240 in 2019.

        As a result of its review in 2014 of the carrying value of intangible assets, the Company recorded asset impairment charges of $100 related to the reduction in the value of one indefinite-lived trade name. In 2013, the Company recorded asset impairment charges of $214 related to a reduction in the value of one lease-related interest and $54 related to the reduction in the value of one indefinite-lived

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

4. INTANGIBLE ASSETS (Continued)

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

        The carrying value and estimated fair value of the Company's long-term debt, including current maturities but excluding capital leases, as of January 31, 2015 are as follows:

			Fair Value Measurements Using
	Carrying Value	Total Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Second lien senior secured notes	$407,292	$345,700	$345,700	$—	$—
Mortgage facilities	211,541	214,132	—	—	214,132
Senior secured credit facility	238,918	238,918	—	—	238,918

Total	$857,751	$798,750	$345,700	$—	$453,050

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

        The following table presents the fair value measurement for assets measured at fair value on a nonrecurring basis as of January 31, 2015:

	January 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Property, fixtures and equipment	$3,910	$—	$—	$3,910	$(2,392)
Intangible assets	$10,300	$—	$—	$10,300	$(100)

        In 2014, in accordance with ASC 360-10-35, property, fixtures and equipment with a carrying amount of $6,302 were written down to their fair value of $3,910, resulting in an impairment charge of $2,392, which is reflected in impairment charges.

        Additionally in 2014, in accordance with ASC 350-30-35, an intangible asset not subject to amortization with a carrying amount of $10,400 was written down to its fair value of $10,300 resulting in an impairment charge of $100, which is reflected in impairment charges.

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

6. SUPPLEMENTAL BALANCE SHEET INFORMATION

        Prepaid expenses and other current assets were comprised of the following:

	January 31, 2015	February 1, 2014
Other receivables	$59,734	$39,569
Prepaid expenses	33,660	36,716

Total	$93,394	$76,285

        Accrued expenses were comprised of the following:

	January 31, 2015	February 1, 2014
Customer liabilities	$45,962	$45,431
Taxes	35,058	30,942
Other	77,002	74,222

Total	$158,022	$150,595

        Other long-term liabilities were comprised of the following:

	January 31, 2015	February 1, 2014
Deferred landlord allowances	$73,417	$71,235
Deferred proprietary credit card program signing bonus	24,853	31,977
Other	95,638	79,405

Total	$193,908	$182,617

7. SUPPLEMENTAL CASH FLOW INFORMATION

        The following supplemental cash flow information is provided for the periods reported:

	2014	2013	2012
Cash paid for:
Interest, net of amounts capitalized	$58,807	$76,734	$76,303
Income taxes, net of refunds received	(3)	611	(767)
Non-cash investing and financing activities:
Property, fixtures and equipment included in accrued expenses	$8,232	$6,446	$5,836
Declared dividends to shareholders included in accrued expenses	991	983	—

8. EXIT OR DISPOSAL ACTIVITIES

        The Company closed three stores in 2014, five stores in 2013 and four stores in 2012. In connection with the closing of these stores, the Company incurred involuntary associate termination costs and other closing costs, which are included in SG&A expense.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

8. EXIT OR DISPOSAL ACTIVITIES (Continued)

        In 2014, the Company also incurred involuntary associate termination costs related to the consolidation of eCommerce fulfillment activities in advance of the Company's new eCommerce fulfillment center and the Company's expense efficiency initiative of $273 and $1,634, respectively. These costs are included in SG&A expense in 2014.

        In 2012, the Company also enacted reductions in administrative and support functions. The involuntary associate termination costs of $7,556 associated with these reductions are included in SG&A expense in 2012.

        Following is a reconciliation of accruals related to the Company's closing activities:

	2014	2013	2012
Accrued beginning balance	$420	$741	$612
Provisions:
Associate termination benefits	2,370	241	7,395
Other closing costs	182	1,147	423

Total	2,552	1,388	7,818
Payments:
Associate termination benefits	(1,324)	(750)	(7,266)
Other closing costs	(369)	(959)	(423)

Total	(1,693)	(1,709)	(7,689)

Accrued balance at year-end	$1,279	$420	$741

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

        The Company's 2014, 2013 and 2012 expense under the Plan was $1,571, $1,546 and $3,925, respectively. Pursuant to the provisions of the Plan, the Company determined that only a company matching contribution would be made for 2014, 2013 and 2012.

        The Company provides a non-qualified defined benefit supplementary pension plan to certain former key executives. Former employees became 100% vested in the plan benefits after achieving a specific age as defined in each employee's agreement. The benefits from this unfunded plan are paid upon retirement, providing the employee is age 60.

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

9. EMPLOYEE BENEFIT PLANS (Continued)

        Benefit obligations, fair value of plan assets and funded status of the plans are as follows:

	Pension Benefits		Medical and Life Insurance Benefits
	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$198,360	$219,135	$2,322	$3,493
Interest cost	7,990	7,993	89	122
Participant contributions	—	—	82	100
Benefits paid	(17,997)	(15,520)	(272)	(329)
Actuarial loss (gain)	32,184	(13,248)	(49)	(1,064)

Benefit obligation at end of year	220,537	198,360	2,172	2,322

Change in the fair value of plan assets:
Plan assets at beginning of year	147,994	137,577	—	—
Actual return on plan assets	8,882	12,707	—	—
Company contributions	12,945	13,230	190	229
Participant contributions	—	—	82	100
Benefits paid	(17,997)	(15,520)	(272)	(329)

Plan assets at end of year	151,824	147,994	—	—

Funded status	$(68,713)	$(50,366)	$(2,172)	$(2,322)

        Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Medical and Life Insurance Benefits
	2014	2013	2014	2013
Accrued expenses	$(701)	$(808)	$(355)	$(411)
Other long-term liabilities	(68,012)	(49,558)	(1,817)	(1,911)

Net amount recognized	$(68,713)	$(50,366)	$(2,172)	$(2,322)

        Amounts recognized in accumulated other comprehensive income or loss ("AOCI") consist of:

	Pension Benefits		Medical and Life Insurance Benefits
	2014	2013	2014	2013
Net actuarial loss (gain):
Gross amount recognized	$77,073	$47,586	$(2,289)	$(2,759)
Deferred tax expense	5,346	5,346	275	275

Net amount recognized	$82,419	$52,932	$(2,014)	$(2,484)

        The accumulated benefit obligation for all of the defined benefit and supplemental pension plans was $220,537 and $198,360 at January 31, 2015 and February 1, 2014, respectively. The benefit

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

9. EMPLOYEE BENEFIT PLANS (Continued)

obligation and the accumulated benefit obligation for each of the pension benefit plans exceeded its assets at January 31, 2015 and February 1, 2014.

        Components of net periodic benefit expense (income) and other amounts recognized in other comprehensive income or loss ("OCI") before income taxes are as follows:

	Pension Benefits			Medical and Life Insurance Benefits
	2014	2013	2012	2014	2013	2012
Net periodic benefit expense (income):
Interest cost	$7,990	$7,993	$8,468	$89	$122	$142
Expected return on plan assets	(9,959)	(8,942)	(8,628)	—	—	—
Recognition of net actuarial loss (gain)	3,774	6,566	6,758	(519)	(363)	(374)

Net periodic benefit expense (income)	1,805	5,617	6,598	(430)	(241)	(232)

Other changes in plan assets and benefit obligations recognized in OCI, before taxes:
Actuarial net loss (gain)	33,261	(17,013)	5,374	(49)	(1,064)	(104)
Recognition of net actuarial (loss) gain	(3,774)	(6,566)	(6,758)	519	363	374

Total recognized in OCI, before taxes	29,487	(23,579)	(1,384)	470	(701)	270

Total recognized in net periodic cost and OCI, before taxes	$31,292	$(17,962)	$5,214	$40	$(942)	$38

        The Company estimates the following amounts will be amortized from AOCI to net periodic cost during 2015:

	Pension Benefits	Medical and Life Insurance Benefits
Net actuarial loss (gain)	$6,792	$(426)

        Weighted average assumptions used to determine benefit obligations are as follows:

	Pension Benefits		Medical and Life Insurance Benefits
	2014	2013	2014	2013
Discount rate	3.20%	4.20%	3.20%	4.20%
Rate of compensation increase	N/A	N/A	N/A	N/A

        Weighted average assumptions used to determine net periodic benefit expense (income) are as follows:

	Pension Benefits			Medical and Life Insurance Benefits
	2014	2013	2012	2014	2013	2012
Discount rate	4.20%	3.80%	4.10%	4.20%	3.80%	4.10%
Expected long-term return on plan assets	6.80%	6.60%	7.20%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

9. EMPLOYEE BENEFIT PLANS (Continued)

        For measurement of the medical and life insurance benefits plan, the Company assumed a 6.5% annual rate of increase in the per capita cost of covered health care benefits for 2015, grading down to 5.0% by 2018.

        Assumed health care cost trend rate can have a significant effect on the amounts reported for the postretirement health care plan. A one-percentage point change in assumed health care costs would have the following effects:

	One- Percentage Point Increase	One- Percentage Point Decrease
Effect on total service and interest cost components	$4	$(3)
Effect on postretirement benefit obligation	96	(85)

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

        At January 31, 2015, the Company's target pension plan asset allocation was 49% equity securities, 41% debt securities and 10% hedge funds. Investment objectives for the pension plan assets include:

  •
  Providing a long-term return on plan assets that provides sufficient assets to fund pension plan liabilities at an acceptable level of risk.

  •
  Attempting to achieve a consistent, above-average rate of return through appreciation, income and reinvestment of funds consistent with a reasonable level of growth.

  •
  Diversifying investments within asset classes to reduce the impact of losses in a single investment.

        The weighted average pension plan asset allocation is as follows:

	2014	2013
Cash and cash equivalents	2%	1%
Equity securities	47%	57%
Debt securities	41%	32%
Hedge funds	10%	10%

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

9. EMPLOYEE BENEFIT PLANS (Continued)

        The fair value of each class of the pension plan assets as of January 31, 2015 is as follows:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$11	$3,358	$—	$3,369
Equity securities:
U.S. large-cap companies—diversified sectors	9,472	—	—	9,472
U.S. small-cap companies—diversified sectors	3,365	—	—	3,365
Real estate investment trust companies	446	—	—	446
Mutual funds:
Fixed income(1)	5,059	—	—	5,059
International emerging economies fixed income	5,394	—	—	5,394
Floating rate debt securities	3,888	—	—	3,888
Real estate investment trust companies	4,841	—	—	4,841
Pooled funds(2):
U.S. large-cap equity	—	19,933	—	19,933
U.S. small-cap equity	—	1,323	—	1,323
International small-cap equity	—	4,321	—	4,321
International developed economies equity	—	19,002	—	19,002
International emerging economies equity	—	8,785	—	8,785
Fixed income(1)	—	47,576	—	47,576
Multi-strategy hedge funds(3)	—	15,050	—	15,050

Total	$32,476	$119,348	$—	$151,824

(1)
Primarily invested in U.S. government securities, municipals, mortgage-backed securities and investment grade and high yield bonds.

(2)
Certain investments in this category are subject to monthly redemption frequency restrictions, subject to 10 day advance notification requirements. Pooled funds consist primarily of common collective trust and 102-12 investment entities.

(3)
These investments are subject to a redemption frequency restriction of quarterly, subject to advance notification requirements ranging from 60 to 91 days.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

9. EMPLOYEE BENEFIT PLANS (Continued)

        The fair value of each class of the pension plan assets as of February 1, 2014 is as follows:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$66	$2,193	$—	$2,259
Equity securities:
U.S. large-cap companies—diversified sectors	8,097	—	—	8,097
U.S. small-cap companies—diversified sectors	4,082	—	—	4,082
Real estate investment trust companies	537	—	—	537
Mutual funds:
Fixed income(1)	23,841	—	—	23,841
Pooled funds(2):
U.S. large-cap equity	—	39,444	—	39,444
U.S. small-cap equity	—	2,593	—	2,593
International developed economies equity	—	24,933	—	24,933
International emerging economies equity		3,907		3,907
Fixed income(1)	—	24,219	—	24,219
Multi-strategy hedge funds(3)	—	14,082	—	14,082

Total	$36,623	$111,371	$—	$147,994

(1)
Primarily invested in U.S. government securities, municipals, mortgage-backed securities and investment grade and high yield bonds.

(2)
Certain investments in this category are subject to monthly redemption frequency restrictions, subject to 10 day advance notification requirements. Pooled funds consist primarily of common collective trust and 102-12 investment entities.

(3)
These investments are subject to a redemption frequency restriction of quarterly, subject to advance notification requirements ranging from 60 to 91 days.

        Changes in the fair value of the pension plans level 3 assets are as follows:

	2014	2013
Fair value at beginning of year	$—	$738
Gain on plan assets relating to assets still held at the reporting date	—	23
Transfers out of level 3, net	—	(761)

Fair value at end of year	$—	$—

        The pooled funds and hedge funds are valued using the net asset value ("NAV") provided by the administrator of the funds. The NAV is a quoted transactional price for participants in the fund, based on the underlying investments of the fund. The pension plan assets are invested in compliance with the

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

9. EMPLOYEE BENEFIT PLANS (Continued)

Employee Retirement Income Security Act, as amended, and any subsequent regulations and laws. The Company does not permit direct purchases of its securities by the Plan.

        Information about the expected cash flows related to the pension and other postretirement benefit plans is as follows:

	Pension Benefits	Medical and Life Insurance Benefits
Expected company contributions in 2015	$6,677	$355
Expected plan benefit payments (net of expected participant contributions) for year:
2015	$15,859	$355
2016	15,233	315
2017	14,634	278
2018	14,188	242
2019	13,580	209
2020-2024	62,598	670

10. LONG-TERM DEBT

        Long-term debt consisted of the following:

	January 31, 2015	February 1, 2014
Senior secured credit facility—expires on December 12, 2018; interest payable periodically at varying rates (2.56% weighted average for 2014)	$238,918	$184,879
Second lien senior secured notes—mature on July 15, 2017; interest payable each March 15 and September 15 at 10.625%	57,292	57,292
Second lien senior secured notes—mature on June 15, 2021; interest payable each June 15 and December 15 at 8.00%	350,000	350,000
Mortgage loan facility—principal payable in varying monthly installments, with balance due April 1, 2016; interest payable monthly at 6.21%; secured by land and buildings	211,541	218,492
Mortgage notes payable—principal paid February 3, 2014; interest payable monthly at 9.62%; secured by land and buildings	—	1,072

Total debt	857,751	811,735
Less: current maturities	(6,788)	(7,363)

Long-term debt	$850,963	$804,372

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

        On October 25, 2012, the Obligors entered into a First Amendment to the Second Amended Revolving Credit Facility, which (1) increased the borrowing limit and (2) increased the margins applicable to borrowings under the Tranche A-1 revolving commitments. Unamortized deferred financing fees of $202 were accelerated and recognized in loss on exchange/extinguishment of debt.

        On December 12, 2013, the Obligors entered into a Second Amendment to the Second Amended Revolving Credit Facility, which, among other changes, (1) decreased the margins applicable to borrowings, (2) decreased the unused line fee, (3) extended the maturity date of the commitments under the Second Amended Revolving Credit Facility to the earlier of December 12, 2018 and a springing maturity date based on the maturity of the Company's second lien senior secured notes and any junior debt, if incurred, and (4) excluded from the calculation of such springing maturity date the Company's existing mortgage loan debt and up to $60,000 of second lien senior secured notes. Unamortized deferred financing fees of $136 were accelerated and recognized in loss on exchange/extinguishment of debt.

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

        As of January 31, 2015, the Company had borrowings of $238,918 under the Second Amended Revolving Credit Facility, with $382,855 of borrowing availability (before taking into account the minimum borrowing availability covenant under this facility) and letter-of-credit commitments of $4,564.

Senior Notes

        On March 6, 2006, The Bon-Ton Department Stores, Inc. (the "Issuer") entered into an indenture (the "Indenture") with The Bank of New York, as trustee, under which the Issuer issued its 10 1/4% Senior Notes due 2014 (the "2014 Notes").

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

        On January 23, 2013, the Company issued a notice of partial redemption for $65,000 aggregate principal amount of the 2014 Notes at a cash redemption price equal to the principal amount plus accrued and unpaid interest. The redemption was completed on February 22, 2013 through additional borrowings on the Second Amended Revolving Credit Facility. Fees and accelerated amortization of deferred fees totaling $360 related to the redemption were recognized in loss on exchange/extinguishment of debt.

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

        In addition, a portion of the net proceeds from the sale of the 2021 Notes was used to pay related fees and expenses associated with said sale. Such fees and expenses were deferred and are being amortized as interest expense over the term of the 2021 Notes.

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

Mortgage Facilities

        On March 6, 2006, certain bankruptcy remote special purpose entities (each an "SPE" and, collectively, the "SPEs") that are indirect wholly owned subsidiaries of the Parent entered into loan agreements with Bank of America, pursuant to which Bank of America provided a mortgage loan facility in the aggregate principal amount of $260,000 (the "Mortgage Loan Facility"). The Mortgage Loan Facility has a term of ten years and is secured by mortgages on 23 retail stores and one distribution center owned by the SPEs. Each SPE entered into a lease with each of the Parent's subsidiaries operating on such SPE's properties. A portion of the rental income received under these leases is being used to pay the debt service under the Mortgage Loan Facility. The Mortgage Loan

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

10. LONG-TERM DEBT (Continued)

Facility requires level monthly payments of principal and interest based on an amortization period of 25 years and the balance outstanding at the end of ten years will then become due and payable. Financial covenants contained in the Mortgage Loan Facility require that the SPEs maintain certain financial thresholds, as defined in the agreements.

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

        On February 3, 2014, in connection with the sale of its remaining Rochester store, the Company prepaid its outstanding indebtedness of $1,072 under related mortgage loan agreement. The Company was required to pay an additional $127 due to the early termination. In addition, $26 of unamortized deferred financing fees related to the mortgage agreement was accelerated on the date of termination. The required additional payment and accelerated deferred financing fees were recognized in loss on exchange/extinguishment of debt.

        The Company was in compliance with all loan agreement restrictions and covenants during 2014.

        Debt maturities by year at January 31, 2015 are as follows:

2015	$6,788
2016	204,753
2017	57,292
2018	238,918
2019	—
2020 and thereafter	350,000

$857,751

        See Note 5 for disclosure of the fair value measurement of the Company's long-term debt.

11. INTEREST COSTS

        Interest costs for the Company are as follows:

	2014	2013	2012
Interest costs incurred, including amortization of deferred financing fees	$62,029	$68,823	$83,122
Interest income	(4)	(8)	(53)
Capitalized interest, net	(289)	(228)	(230)

Interest expense, net	$61,736	$68,587	$82,839

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

        At January 31, 2015, future minimum lease payments for the noncancelable terms of operating leases, including lease renewals determined to be reasonably assured, and the present value of net minimum lease payments under capital leases are as follows:

Year	Capital Leases	Operating Leases
2015	$7,500	$91,157
2016	7,500	86,803
2017	8,125	81,308
2018	7,500	76,101
2019	7,500	69,571
2020 and thereafter	29,375	280,878
Less: Sublease income	—	(425)

Total net minimum rentals	67,500	$685,393

Less: Amount representing interest	(18,523)

Present value of net minimum lease payments, of which $3,961 is due within one year	$48,977

        Certain leases contain renewal options ranging from one to 50 years. Included in the minimum lease payments under operating leases are leased vehicles, postage meters, computer equipment and a related-party commitment with an entity associated with the Company's majority shareholder of $224 for each of years 2015 through 2019 and $335 for 2020 and thereafter.

        Rental expense, net of sublease income, consisted of the following:

	2014	2013	2012
Operating leases:
Buildings:
Rental expense	$82,148	$82,429	$82,954
Contingent rentals	4,912	4,960	5,771
Fixtures and equipment	1,315	1,361	1,448

Totals	$88,375	$88,750	$90,173

        Rental expense includes amounts paid to an entity related to the Company's majority shareholder of $224 for each of 2014, 2013 and 2012.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

12. COMMITMENTS AND CONTINGENCIES (Continued)

        Selling space has been licensed to certain other retailers ("leased departments") in many of the Company's facilities. Future minimum lease payments and rental expense disclosed above are reflected without a reduction for leased departments' license income.

Gain on Insurance Recovery

        In November 2014, there was a fire at the Company's store located in North Riverside, Illinois. The merchandise in the store, which had a cost of $5,980, was damaged from the smoke and the Company filed an insurance claim to cover the inventory loss and property damage. The Company recognized a gain on insurance recovery related to the inventory loss of $10,779, which is shown separately in the accompanying consolidated statement of operations.

Contingencies

        The Company is party to legal proceedings and claims that arise during the ordinary course of business. In the opinion of management, the ultimate outcome of any such litigation and claims will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

13. SHAREHOLDERS' EQUITY

        The Company's capital structure consists of common stock with one vote per share and Class A common stock with ten votes per share. Transfers of the Company's Class A common stock are restricted. Upon sale or transfer of ownership or voting rights of Class A common stock to other than permitted transferees, such shares will convert to an equal number of common stock shares. Dividends, which are declared and paid on shares of common stock and Class A common stock, totaled $0.20 per share in 2014, 2013 and 2012 for each class of shares. Dividends in the aggregate totaled $3,374, $3,345 and $3,304 in 2014, 2013 and 2012, respectively, for common stock; dividends in the aggregate totaled $590 in each of 2014, 2013 and 2012 for Class A common stock. Additionally, the Company has authorized 5,000,000 shares of preferred stock; however, no preferred shares have been issued. Treasury stock, which consists of the Company's common stock, is accounted for using the cost method.

14. COMPREHENSIVE (LOSS) INCOME

        AOCI is comprised entirely of the net actuarial loss associated with the pension and postretirement benefit plans.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

14. COMPREHENSIVE (LOSS) INCOME (Continued)

        The related tax effects allocated to OCI are as follows:

	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
2014:
Pension and postretirement benefit plans:
Reclassification adjustments for prior net actuarial loss	$3,255	$—	$3,255
Actuarial net loss	(33,212)	—	(33,212)

Other comprehensive loss	$(29,957)	$—	$(29,957)

2013:
Pension and postretirement benefit plans:
Reclassification adjustments for prior net actuarial loss	$6,203	$(393)	$5,810
Actuarial net gain	18,077	(1,093)	16,984

Other comprehensive income	$24,280	$(1,486)	$22,794

2012:
Pension and postretirement benefit plans:
Reclassification adjustments for prior net actuarial loss	$6,384	$—	$6,384
Actuarial net loss	(5,270)	—	(5,270)

Other comprehensive income	$1,114	$—	$1,114

        The before-tax amounts of reclassification adjustments related to pension and postretirement benefit plans (see Note 9) were recorded within SG&A expense.

        As a result of the full deferred tax asset valuation allowance maintained throughout 2014, 2013 and 2012, the changes recognized within OCI were recorded on a gross basis for 2014 and 2012. The changes recognized within OCI for 2013 are net of $1,486 tax expense (see Note 16).

15. SHARE-BASED COMPENSATION

        The Company's Amended and Restated 2009 Omnibus Incentive Plan (the "2009 Omnibus Plan"), as approved by shareholders on June 12, 2012, provides for the granting of common stock options, restricted shares, restricted stock units, performance shares, stock appreciation rights, phantom stock and dividend equivalent rights to certain employees, executive officers, directors, consultants and advisors. A maximum of 4,500,000 shares may be granted under the 2009 Omnibus Plan, in addition to 209,812 available shares transferred from the Company's Amended and Restated 2000 Stock Incentive and Performance-Based Award Plan (the "2000 Stock Plan"). At January 31, 2015, 2,003,824 shares were available within the 2009 Omnibus Plan. Vesting periods for the awards are at the discretion of the Company's Board of Directors.

        The 2000 Stock Plan, as amended through June 17, 2008, provided for the granting of common stock options, restricted shares, restricted stock units and performance-based awards to certain

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

15. SHARE-BASED COMPENSATION (Continued)

employees, officers, directors, consultants and advisors. A maximum of 3,600,000 shares were available under the 2000 Stock Plan; no shares remain available as of January 31, 2015.

        Stock options are granted with an exercise price equal to the market value of the underlying stock on the grant date, and vest over one to four years with a contractual term of seven years. No stock options were granted during 2014, 2013 or 2012.

        Restricted shares granted during 2014, 2013 and 2012 vest over one to three years. Employees who are granted restricted shares are not required to pay for the shares; however, the shares will be forfeited if the employee does not remain employed with the Company until the restrictions on the shares lapse. In addition, vesting of certain restricted shares awarded during 2014, 2013 and 2012 was subject to the achievement of specified criteria based on Company performance.

        Restricted stock units granted during 2014, 2013 and 2012 vest over one year. Employees and directors who are granted restricted stock units are not required to pay for the shares; however, the shares will be forfeited if the employee or director does not remain employed with the Company, or continue to serve as a member of its Board of Directors, until the restricted stock units vest.

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

        The compensation cost that has been recorded within SG&A expense for the Company's share-based award plans was $2,502, $3,586 and $4,454 for 2014, 2013 and 2012, respectively. There was no income tax benefit or expense recognized in the 2014, 2013 and 2012 consolidated statements of operations for share-based award compensation due to continuation of a full valuation allowance on all net deferred tax assets related to share-based award compensation.

        Cash received from exercised stock options was $22, $595 and $538 for 2014, 2013 and 2012, respectively. Actual tax deduction benefits from exercised stock options and vested restricted shares totaled $1,965, $2,456 and $2,115 for 2014, 2013 and 2012, respectively.

        Awards with graded vesting are recognized using graded amortization.

        Based upon an examination of forfeiture rates for the various classes of stock options, restricted stock units and restricted shares, Company management does not believe the total number of options or shares that are vested and expected to vest as of January 31, 2015 are materially different from the respective number of options or shares outstanding as of January 31, 2015.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

15. SHARE-BASED COMPENSATION (Continued)

Stock Options

        The Company's stock options include stock options granted from the 2000 Stock Plan.

        A summary of the stock options as of January 31, 2015 and changes during 2014 is presented below:

	Shares Under Option	Weighted Average Per-Share Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of February 1, 2014	280,900	$18.36
Exercised	(4,500)	4.96
Expired	(79,950)	51.51

Outstanding as of January 31, 2015	196,450	$5.17	0.16	$86

Exercisable as of January 31, 2015	196,450	$5.17	0.16	$86

        The total intrinsic value of options exercised during 2014, 2013 and 2012 was $26, $1,095 and $695, respectively. As of January 31, 2015, there was no unrecognized compensation cost related to unvested stock options.

Restricted Stock Units

        Restricted stock units consist of units granted from the 2009 Omnibus Plan. The fair value of each restricted stock unit award is determined based upon the closing trading value of the Company's stock on the day of the grant. A summary of the restricted stock units as of January 31, 2015 and changes during 2014 is presented below:

	Restricted Stock Units		Weighted-Average Grant Date Fair Value
	Performance and Service Required	Service Required	Performance and Service Required	Service Required
Outstanding as of February 1, 2014	—	347,888	$—	$8.49
Granted	—	55,199	—	10.01
Settled	—	(57,643)	—	9.02

Outstanding as of January 31, 2015	—	345,444	$—	$8.64

        As of January 31, 2015, there was $220 of total unrecognized compensation cost related to restricted stock units that is expected to be recognized over a weighted average period of 0.38 years. Vested awards will be settled in shares after certain events and time periods occur, as defined within the terms of the restricted stock unit grant agreements.

        The total fair value of restricted stock units vested during 2014, 2013 and 2012 was $242, $1,980 and $219, respectively.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

15. SHARE-BASED COMPENSATION (Continued)

        The weighted-average grant date fair value of service restricted stock units granted during 2014, 2013 and 2012 was $10.01 per unit, $18.89 per unit and $5.29 per unit, respectively. There were no performance and service restricted stock units granted during 2014, 2013 or 2012.

        Outstanding restricted stock units totaling 55,199 and 23,769 were unvested as of January 31, 2015 and February 1, 2014, respectively, with a weighted-average grant date fair value of $10.01 per unit and $18.89 per unit, respectively. All restricted stock units granted during 2014 were unvested as of January 31, 2015. No unvested restricted stock units were forfeited or settled during 2014.

        The Company pays cash dividend equivalents on all outstanding restricted stock units.

Restricted Shares

        The Company's restricted shares consist of shares granted from the 2009 Omnibus Plan. The fair value of each restricted share award is determined based upon the closing trading value of the Company's stock on the day of the grant, except for performance and service grants with vesting additionally contingent on achievement of a positive total shareholder return measure for which the grant date fair value is determined using the Monte Carlo simulation model. A summary of the restricted share awards as of January 31, 2015 and changes during 2014 is presented below:

	Restricted Shares		Weighted-Average Grant Date Fair Value
	Performance and Service Required	Service Required	Performance and Service Required	Service Required
Nonvested as of February 1, 2014	480,000	807,500	$12.01	$10.09
Granted	327,500	419,000	10.02	10.06
Vested	—	(444,500)	—	9.97
Forfeited	(605,000)	(158,750)	11.44	12.22

Nonvested as of January 31, 2015	202,500	623,250	$10.51	$9.61

        As of January 31, 2015, there was $2,821 of total unrecognized compensation cost related to restricted shares that is expected to be recognized over a weighted average period of 1.74 years.

        The total fair value of shares vested during 2014, 2013 and 2012 was $4,627, $6,211 and $4,291, respectively.

        The weighted-average grant date fair value of service restricted shares granted during 2014, 2013 and 2012 was $10.06 per share, $12.93 per share and $6.00 per share, respectively. The weighted-average grant date fair value of service and performance restricted shares granted during 2014, 2013 and 2012 was $10.31 per share, $13.31 per share and $7.75 per share, respectively. The weighted-average grant date fair value of service and performance restricted shares for which vesting was contingent on achievement of a positive total shareholder return measure granted during 2014 and 2013 was $7.39 per share and $9.34 per share, respectively; no such shares were granted in 2012.

        The Company pays cash dividends on all outstanding restricted shares, other than those that are performance-based.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

16. INCOME TAXES

        Components of the income tax provision (benefit) were as follows:

	2014	2013	2012
Current:
Federal	$—	$—	$(39)
State	(99)	(332)	(1,133)

Total current	(99)	(332)	(1,172)

Deferred:
Federal	1,360	191	1,164
State	358	57	236

Total deferred	1,718	248	1,400

Income tax provision (benefit)	$1,619	$(84)	$228

        Components of gross deferred tax assets and liabilities were as follows:

	January 31, 2015	February 1, 2014
Deferred tax assets:
Net operating losses	$56,571	$49,598
General business tax credits	5,969	4,742
Alternative minimum tax credits	5,529	5,529
Defined benefit pension obligations	25,445	18,097
Accrued expenses	7,572	6,629
Inventories	812	3,284
Equity compensation	2,255	4,055
Rent amortization	38,618	38,114
Capital leases	18,995	20,438
Deferred revenue	18,102	21,081
Other	9,518	9,680

Gross deferred tax assets	189,386	181,247
Less: Valuation allowance	(161,856)	(144,908)

Net deferred tax assets	27,530	36,339

Deferred tax liabilities:
Property, fixtures and equipment	(23,127)	(31,391)
Tradenames	(8,697)	(6,980)
Other	(4,403)	(4,947)

Total gross deferred tax liabilities	(36,227)	(43,318)

Net deferred tax liabilities	$(8,697)	$(6,979)

        ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence using a "more likely

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

16. INCOME TAXES (Continued)

than not" standard. In assessing the realizability of its deferred tax assets, the Company considered whether it was more likely than not that its deferred tax assets will be realized based upon all available evidence, including the scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability and limitations pursuant to Section 382 of the Internal Revenue Code ("Section 382"), among others. Pursuant to ASC 740, significant weight is to be given to evidence that can be objectively verified. As a result, a company's current or previous losses are given more weight than any projected future taxable income. In addition, a recent three-year historical cumulative loss is considered a significant element of negative evidence that is difficult to overcome.

        The Company has evaluated its deferred tax assets each reporting period, including assessment of its cumulative income or loss over the prior three-year period, to determine if valuation allowances were required. With respect to reviews during 2014, 2013 and 2012, the Company's three-year historical cumulative loss and the continuation of uncertain near-term economic conditions impeded the Company's ability to rely on its projections of future taxable income in assessing valuation allowance requirements. As such, the Company concluded that it was necessary to maintain a full valuation allowance on its net deferred tax assets. If actual results differ from the Company's underlying estimates, or these estimates are adjusted in future periods, the Company may need to adjust its valuation allowance—which could materially impact its financial position and results of operations.

        If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard for realization under ASC 740, the valuation allowance would be reduced accordingly in the period that such a conclusion is reached.

        As a result of the full deferred tax asset valuation allowance maintained throughout 2014, 2013 and 2012, the changes recognized within OCI were recorded on a gross basis, with the exception of the tax benefit recorded for the loss in continuing operations in the fourth quarter of 2013 (discussed below).

        At January 31, 2015, the Company had federal and state net operating loss carry-forwards of $104,176 and $348,177, respectively, which are available to offset future federal and state taxable income, subject to certain limitations imposed by Section 382. These net operating losses will expire in various years from 2015 through 2034.

        The Company had carry-forwards for general business tax credits of $5,969 and $4,742 as of January 31, 2015 and February 1, 2014, respectively. These credits will expire in various years from 2028 through 2034.

        The Company had carry-forwards for alternative minimum tax credits of $5,529 at each of January 31, 2015 and February 1, 2014. The Company acquired $2,064 of these credits in connection with an acquisition; their use is subject to the limitations imposed by Section 382. These credits can be carried-forward indefinitely.

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

16. INCOME TAXES (Continued)

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

        A reconciliation of the tax expense (benefit) to the tax at the statutory federal income rate is as follows:

	2014	2013	2012
Tax benefit at statutory rate	$(1,874)	$(1,274)	$(7,464)
State income taxes, net of federal benefit	(1,865)	(59)	(1,667)
Valuation allowance changes, net	4,684	1,728	7,443
Tax benefit resulting from OCI allocation	—	(1,486)	—
Tax credits	(534)	(553)	(408)
Nondeductible expenses	1,031	1,550	2,000
Changes in state deferred tax rate	178	11	324
Other, net	(1)	(1)	—

Tax expense (benefit) at effective rate	$1,619	$(84)	$228

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

	2014	2013	2012
Balance at beginning of year	$9,162	$9,339	$9,961
Increases related to prior year tax positions	—	—	59
Decreases related to prior year tax positions	(19)	—	—
Settlements with taxing authorities	—	—	(467)
Lapse of statute	(79)	(177)	(214)

Balance at end of year	$9,064	$9,162	$9,339

        The total amount of gross unrecognized tax benefits that, if recognized, would impact the effective tax rate was $0 and $78 as of January 31, 2015 and February 1, 2014, respectively. The gross unrecognized tax benefits are not expected to significantly increase or decrease during 2015.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

16. INCOME TAXES (Continued)

        It is the Company's policy to record interest and penalties on unrecognized tax benefits as an income tax provision. For 2014, the Company recorded $6 as an income tax provision, offset by a $26 reduction of accrued interest due to a statute expiration. For 2013, the Company recorded $17 as an income tax provision, offset by a $63 reduction of accrued interest due to a statute expiration. For 2012, the Company recorded $117 as an income tax provision, offset by a $1,374 reduction of accrued interest. The 2012 offset was a result of $144 of accrued interest related to a statute expiration and $1,230 related to a settlement. At January 31, 2015 and February 1, 2014, the Company had accruals of $0 and $20, respectively, for interest and penalties on unrecognized tax benefits.

        The Company's federal tax returns for the years ended January 28, 2012 through the present are open to examination, as are the Company's various state tax returns for the years ended January 29, 2011 through the present.

17. QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended
	May 3, 2014	August 2, 2014	November 1, 2014	January 31, 2015
2014:
Net sales	$607,460	$563,452	$642,735	$942,590
Costs of merchandise sold	393,110	357,252	409,484	613,107
Selling, general and administrative expense	222,319	215,807	220,901	248,009
(Loss) income from operations	(15,640)	(20,298)	4,925	87,547
Net (loss) income	(31,512)	(36,192)	(11,008)	71,738
Basic (loss) earnings per share	$(1.63)	$(1.86)	$(0.57)	$3.56
Diluted (loss) earnings per share	$(1.63)	$(1.86)	$(0.57)	$3.55

        The quarter ended January 31, 2015 includes impairment charges of $1,945 resulting in a reduction in the carrying amount of certain store properties (see Note 3) and $100 related to the reduction in the value of certain intangible assets (see Note 4). Fourth quarter results also include a gain on insurance recovery of $10,779 as a result of a fire at one of the Company's stores (see Note 12).

        Per share amounts are computed independently for each of the quarters presented. The sum of the quarters does not equal the total year amount due to a mixture of net loss and net income quarters,

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

17. QUARTERLY RESULTS (UNAUDITED) (Continued)

with differing application of basic and diluted common shares outstanding pursuant to the two-class method.

	Quarter Ended
	May 4, 2013	August 3, 2013	November 2, 2013	February 1, 2014
2013:
Net sales	$646,904	$557,140	$651,161	$914,863
Costs of merchandise sold	421,588	351,008	412,932	583,144
Selling, general and administrative expense	225,096	211,253	215,204	247,810
(Loss) income from operations	(7,117)	(15,461)	15,850	76,108
Net (loss) income	(26,635)	(37,329)	(931)	61,339
Basic (loss) earnings per share	$(1.41)	$(1.95)	$(0.05)	$3.06
Diluted (loss) earnings per share	$(1.41)	$(1.95)	$(0.05)	$3.04

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

        The condensed consolidating financial information for the Parent, the Issuer and the guarantor and non-guarantor subsidiaries as of January 31, 2015 and February 1, 2014 and for 2014, 2013 and 2012 as presented below has been prepared from the books and records maintained by the Parent, the Issuer and the guarantor and non-guarantor subsidiaries. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the guarantor and non-guarantor subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from affiliates will exist at any time.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

18. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

The Bon-Ton Stores, Inc.

Condensed Consolidating Balance Sheet

January 31, 2015

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Company Consolidated
Assets
Current assets:
Cash and cash equivalents	$1	$4,209	$4,543	$—	$—	$8,753
Merchandise inventories	—	483,270	251,686	—	—	734,956
Prepaid expenses and other current assets	—	74,956	14,906	3,966	(434)	93,394

Total current assets	1	562,435	271,135	3,966	(434)	837,103
Property, fixtures and equipment at cost, net	—	268,224	146,793	226,979	—	641,996
Deferred income taxes	—	4,889	10,892	—	—	15,781
Intangible assets, net	—	24,618	65,533	—	—	90,151
Investment in and advances to affiliates	87,647	324,668	435,870	—	(848,185)	—
Other long-term assets	—	22,685	391	407	—	23,483

Total assets	$87,648	$1,207,519	$930,614	$231,352	$(848,619)	$1,608,514

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$—	$208,882	$—	$—	$—	$208,882
Accrued payroll and benefits	—	23,637	5,211	—	—	28,848
Accrued expenses	—	76,599	81,857	—	(434)	158,022
Current maturities of long-term debt and obligations under capital leases	—	460	3,501	6,788	—	10,749
Deferred income taxes	—	10,081	14,397	—	—	24,478

Total current liabilities	—	319,659	104,966	6,788	(434)	430,979
Long-term debt and obligations under capital leases, less current maturities	—	651,436	39,790	204,753	—	895,979
Other long-term liabilities	—	150,152	41,921	1,835	—	193,908

Total liabilities	—	1,121,247	186,677	213,376	(434)	1,520,866
Shareholders' equity	87,648	86,272	743,937	17,976	(848,185)	87,648

Total liabilities and shareholders' equity	$87,648	$1,207,519	$930,614	$231,352	$(848,619)	$1,608,514

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

18. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Company Consolidated
Net sales	$—	$1,643,073	$1,113,164	$—	$—	$2,756,237
Other income	—	39,507	27,152	—	—	66,659

	—	1,682,580	1,140,316	—	—	2,822,896

Costs and expenses:
Costs of merchandise sold	—	1,064,682	708,271	—	—	1,772,953
Selling, general and administrative	—	560,886	378,674	(2,274)	(30,250)	907,036
Gain on insurance recovery	—	—	(10,779)	—	—	(10,779)
Depreciation and amortization	—	45,476	33,696	10,946	—	90,118
Amortization of lease-related interests	—	2,117	2,425	—	—	4,542
Impairment charges	—	1,655	837	—	—	2,492

Income (loss) from operations	—	7,764	27,192	(8,672)	30,250	56,534
Other income (expense):
Intercompany income	—	2,700	17,570	26,317	(46,587)	—
Equity in (losses) earnings of subsidiaries	(5,355)	45,059	—	—	(39,704)	—
Interest expense, net	—	(60,878)	(3,360)	(13,835)	16,337	(61,736)
Loss on extinguishment of debt	—	—	—	(153)	—	(153)

(Loss) income before income taxes	(5,355)	(5,355)	41,402	3,657	(39,704)	(5,355)
Income tax provision	1,619	1,619	901	—	(2,520)	1,619

Net (loss) income	$(6,974)	$(6,974)	$40,501	$3,657	$(37,184)	$(6,974)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

18. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive (Loss) Income

2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Company Consolidated
Net (loss) income	$(6,974)	$(6,974)	$40,501	$3,657	$(37,184)	$(6,974)
Other comprehensive loss, net of tax:
Pension and postretirement benefit plans	(29,957)	(29,957)	—	—	29,957	(29,957)

Comprehensive (loss) income	$(36,931)	$(36,931)	$40,501	$3,657	$(7,227)	$(36,931)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

18. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

2013

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Company Consolidated
Net sales	$—	$1,629,103	$1,140,965	$—	$—	$2,770,068
Other income	—	36,999	26,993	—	—	63,992

	—	1,666,102	1,167,958	—	—	2,834,060

Costs and expenses:
Costs of merchandise sold	—	1,048,047	720,625	—	—	1,768,672
Selling, general and administrative	—	549,064	380,885	120	(30,706)	899,363
Depreciation and amortization	—	41,849	33,018	11,005	—	85,872
Amortization of lease-related interests	—	1,775	2,768	—	—	4,543
Impairment charges	—	2,268	3,962	—	—	6,230

Income (loss) from operations	—	23,099	26,700	(11,125)	30,706	69,380
Other income (expense):
Intercompany income	—	2,656	19,660	26,821	(49,137)	—
Equity in (losses) earnings of subsidiaries	(3,640)	44,074	—	—	(40,434)	—
Interest expense, net	—	(69,036)	(3,596)	(14,386)	18,431	(68,587)
Loss on extinguishment of debt	—	(4,433)	—	—	—	(4,433)

(Loss) income before income taxes	(3,640)	(3,640)	42,764	1,310	(40,434)	(3,640)
Income tax (benefit) provision	(84)	(84)	919	—	(835)	(84)

Net (loss) income	$(3,556)	$(3,556)	$41,845	$1,310	$(39,599)	$(3,556)

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

18. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Cash Flows

2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Company Consolidated
Net cash provided by operating activities	$5,893	$25,364	$16,986	$9,665	$(11,279)	$46,629

Cash flows from investing activities:
Capital expenditures	—	(77,042)	(13,665)	—	—	(90,707)
Intercompany investing activity	(22)	(785)	—	—	807	—
Proceeds from sale of property, fixtures and equipment	—	46	303	5,000	—	5,349

Net cash (used in) provided by investing activities	(22)	(77,781)	(13,362)	5,000	807	(85,358)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(716,768)	(3,249)	(8,149)	—	(728,166)
Proceeds from issuance of long-term debt	—	770,259	—	—	—	770,259
Intercompany financing activity	—	(3,956)	—	(6,516)	10,472	—
Deferred financing costs paid	—	(69)	—	—	—	(69)
Cash dividends paid	(3,956)	—	—	—	—	(3,956)
Restricted shares forfeited in lieu of payroll taxes	(1,937)	—	—	—	—	(1,937)
Proceeds from stock options exercised	22	—	—	—	—	22
Increase in book overdraft balances	—	4,271	—	—	—	4,271

Net cash (used in) provided by financing activities	(5,871)	53,737	(3,249)	(14,665)	10,472	40,424

Net increase in cash and cash equivalents	—	1,320	375	—	—	1,695
Cash and cash equivalents at beginning of period	1	2,889	4,168	—	—	7,058

Cash and cash equivalents at end of period	$1	$4,209	$4,543	$—	$—	$8,753

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

19. SUBSEQUENT EVENT

        On March 13, 2015, the Company declared a quarterly cash dividend of $0.05 per share on shares of Class A common stock and common stock, payable May 4, 2015 to shareholders of record as of April 17, 2015.

 Schedule II: VALUATION AND QUALIFYING ACCOUNTS
THE BON-TON STORES, INC. AND SUBSIDIARIES

(Dollars in thousands) Classification	Balance at Beginning of Period	Charged to Costs & Expenses	Deductions	Balance at End of Period
Year ended February 2, 2013:
Accrual for sales returns	$18,493	—	(245)	$18,248
Accrual for purchase order violations reserve	$777	2,155	(2,003)	$929
Year ended February 1, 2014:
Accrual for sales returns	$18,248	—	(1,364)	$16,884
Accrual for purchase order violations reserve	$929	1,914	(2,097)	$746
Year ended January 31, 2015:
Accrual for sales returns	$16,884	1,314	—	$18,198
Accrual for purchase order violations reserve	$746	1,221	(1,351)	$616

 EXHIBIT INDEX

Exhibit	Description
21	Subsidiaries of the Registrant
23	Consent of KPMG LLP
31.1	Certification of Kathryn Bufano
31.2	Certification of Keith E. Plowman
32	Certification Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document