Form 10-Q
period 2015-05-02
BON TON STORES INC
filed 2015-06-10
CIK 878079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended May 2, 2015	Commission File Number
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

As of May 29, 2015, there were 17,996,099 shares of Common Stock, $.01 par value, and 2,951,490 shares of Class A Common Stock, $.01 par value, outstanding.

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE BON-TON STORES, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	May 2,	May 3,	January 31,
(In thousands, except share and per share data)	2015	2014	2015

Assets
Current assets:
Cash and cash equivalents	$8,711	$8,221	$8,753
Merchandise inventories	738,231	711,780	734,956
Prepaid expenses and other current assets	77,834	73,138	93,394
Total current assets	824,776	793,139	837,103
Property, fixtures and equipment at cost, net of accumulated depreciation and amortization of $931,661, $878,222 and $910,494 at May 2, 2015, May 3, 2014 and January 31, 2015, respectively	642,268	629,453	641,996
Deferred income taxes	17,373	18,261	15,781
Intangible assets, net of accumulated amortization of $64,625, $63,823 and $64,451 at May 2, 2015, May 3, 2014 and January 31, 2015, respectively	88,538	101,045	90,151
Other long-term assets	22,252	24,684	23,483
Total assets	$1,595,207	$1,566,582	$1,608,514

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$197,789	$188,169	$208,882
Accrued payroll and benefits	21,116	21,575	28,848
Accrued expenses	152,598	152,328	158,022
Current maturities of long-term debt	209,652	7,058	6,788
Current maturities of obligations under capital leases	4,061	3,785	3,961
Deferred income taxes	26,519	25,686	24,478
Total current liabilities	611,735	398,601	430,979

Long-term debt, less current maturities	697,997	844,080	850,963
Obligations under capital leases, less current maturities	43,629	47,690	45,016
Other long-term liabilities	187,403	180,153	193,908
Total liabilities	1,540,764	1,470,524	1,520,866

Contingencies (Note 9)

Shareholders’ equity
Preferred Stock — authorized 5,000,000 shares at $0.01 par value; no shares issued	—	—	—
Common Stock — authorized 40,000,000 shares at $0.01 par value; issued shares of 18,331,899, 17,831,500 and 17,818,323 at May 2, 2015, May 3, 2014 and January 31, 2015, respectively	183	178	178
Class A Common Stock — authorized 20,000,000 shares at $0.01 par value; issued and outstanding shares of 2,951,490 at May 2, 2015, May 3, 2014 and January 31, 2015	30	30	30
Treasury stock, at cost — 337,800 shares at May 2, 2015, May 3, 2014 and January 31, 2015	(1,387)	(1,387)	(1,387)
Additional paid-in capital	162,253	160,564	161,359
Accumulated other comprehensive loss	(79,423)	(49,634)	(80,405)
(Accumulated deficit) retained earnings	(27,213)	(13,693)	7,873
Total shareholders’ equity	54,443	96,058	87,648
Total liabilities and shareholders’ equity	$1,595,207	$1,566,582	$1,608,514

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	THIRTEEN
	WEEKS ENDED
(In thousands, except per share data)	May 2,	May 3,
(Unaudited)	2015	2014

Net sales	$610,938	$607,460
Other income	16,304	15,073
	627,242	622,533

Costs and expenses:
Costs of merchandise sold	404,465	393,110
Selling, general and administrative	218,686	222,319
Depreciation and amortization	22,033	21,562
Amortization of lease-related interests	1,101	1,182
Loss from operations	(19,043)	(15,640)
Interest expense, net	15,190	15,271
Loss on extinguishment of debt	—	153

Loss before income taxes	(34,233)	(31,064)
Income tax (benefit) provision	(159)	448

Net loss	$(34,074)	$(31,512)

Per share amounts —
Basic:
Net loss	$(1.74)	$(1.63)

Diluted:
Net loss	$(1.74)	$(1.63)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	THIRTEEN
	WEEKS ENDED
(In thousands)	May 2,	May 3,
(Unaudited)	2015	2014

Net loss	$(34,074)	$(31,512)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	982	814
Comprehensive loss	$(33,092)	$(30,698)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	THIRTEEN
	WEEKS ENDED
(In thousands)	May 2,	May 3,
(Unaudited)	2015	2014
Cash flows from operating activities:
Net loss	$(34,074)	$(31,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,033	21,562
Amortization of lease-related interests	1,101	1,182
Share-based compensation expense	844	1,253
Gain on sale of property, fixtures and equipment	—	(2,303)
Reclassifications of accumulated other comprehensive loss	1,591	814
Loss on extinguishment of debt	—	153
Amortization of deferred financing costs	747	724
Deferred income tax (benefit) provision	(159)	445
Changes in operating assets and liabilities:
Increase in merchandise inventories	(3,274)	(2,047)
Decrease in prepaid expenses and other current assets	15,560	3,147
Decrease in other long-term assets	484	212
Decrease in accounts payable	(5,634)	(4,134)
Decrease in accrued payroll and benefits and accrued expenses	(10,676)	(3,010)
Decrease in other long-term liabilities	(6,373)	(2,289)
Net cash used in operating activities	(17,830)	(15,803)

Cash flows from investing activities:
Capital expenditures	(24,448)	(15,433)
Proceeds from sale of property, fixtures and equipment	—	5,000
Net cash used in investing activities	(24,448)	(10,433)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(139,000)	(139,750)
Proceeds from issuance of long-term debt	187,611	177,728
Cash dividends paid	(991)	(985)
Restricted shares forfeited in lieu of payroll taxes	(399)	(1,461)
Proceeds from stock options exercised	454	—
Deferred financing costs paid	—	(35)
Decrease in book overdraft balances	(5,439)	(8,098)
Net cash provided by financing activities	42,236	27,399

Net (decrease) increase in cash and cash equivalents	(42)	1,163

Cash and cash equivalents at beginning of period	8,753	7,058

Cash and cash equivalents at end of period	$8,711	$8,221

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated	(Accumulated
		Class A		Additional	Other	Deficit)
(In thousands, except per share data)	Common	Common	Treasury	Paid-in	Comprehensive	Retained
(Unaudited)	Stock	Stock	Stock	Capital	Loss	Earnings	Total

BALANCE AT FEBRUARY 1, 2014	$178	$30	$(1,387)	$160,772	$(50,448)	$18,811	$127,956

Net loss	—	—	—	—	—	(31,512)	(31,512)
Other comprehensive income	—	—	—	—	814	—	814
Dividends to shareholders, $0.05 per share	—	—	—	—	—	(992)	(992)
Restricted shares forfeited in lieu of payroll taxes	—	—	—	(1,461)	—	—	(1,461)
Share-based compensation expense	—	—	—	1,253	—	—	1,253
BALANCE AT MAY 3, 2014	$178	$30	$(1,387)	$160,564	$(49,634)	$(13,693)	$96,058

BALANCE AT JANUARY 31, 2015	$178	$30	$(1,387)	$161,359	$(80,405)	$7,873	$87,648

Net loss	—	—	—	—	—	(34,074)	(34,074)
Other comprehensive income	—	—	—	—	982	—	982
Dividends to shareholders, $0.05 per share	—	—	—	—	—	(1,012)	(1,012)
Restricted shares forfeited in lieu of payroll taxes	(1)	—	—	(398)	—	—	(399)
Proceeds from stock options exercised	1	—	—	453	—	—	454
Share-based compensation expense	5	—	—	839	—	—	844
BALANCE AT MAY 2, 2015	$183	$30	$(1,387)	$162,253	$(79,423)	$(27,213)	$54,443

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.             BASIS OF PRESENTATION

The Bon-Ton Stores, Inc., a Pennsylvania corporation, was incorporated on January 31, 1996 as the successor of a company incorporated on January 31, 1929.  As of May 2, 2015, The Bon-Ton Stores, Inc. operated, through its subsidiaries, 270 stores, including nine furniture galleries and four clearance centers, in 26 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson’s, Elder-Beerman, Herberger’s and Younkers nameplates.

The accompanying unaudited consolidated financial statements include the accounts of The Bon-Ton Stores, Inc. (the “Parent”) and its subsidiaries (collectively, the “Company”).  All intercompany transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all information and footnotes required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States.  In the opinion of management, all adjustments considered necessary for a fair presentation of interim periods have been included.  The Company’s business is seasonal in nature and results of operations for the interim periods presented are not necessarily indicative of results for the full fiscal year.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

For purposes of the following discussion, references to the “first quarter of 2015” and the “first quarter of 2014” are to the 13 weeks ended May 2, 2015 and May 3, 2014, respectively.  References to “fiscal 2015” are to the 52 weeks ending January 30, 2016; references to “fiscal 2014” are to the 52 weeks ended January 31, 2015.

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

2.             PER-SHARE AMOUNTS

The following table presents a reconciliation of net loss and weighted average shares outstanding used in basic and diluted earnings (loss) per share (“EPS”) calculations for each period presented:

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

	THIRTEEN
	WEEKS ENDED
	May 2,	May 3,
	2015	2014

Basic Loss Per Common Share
Net loss	$(34,074)	$(31,512)
Less: Income allocated to participating securities	—	—
Net loss available to common shareholders	$(34,074)	$(31,512)

Weighted average common shares outstanding	19,561,610	19,281,718

Basic loss per common share	$(1.74)	$(1.63)

Diluted Loss Per Common Share
Net loss	$(34,074)	$(31,512)
Less: Income allocated to participating securities	—	—
Net loss available to common shareholders	$(34,074)	$(31,512)

Weighted average common shares outstanding	19,561,610	19,281,718
Common shares issuable - stock options	—	—
Weighted average common shares outstanding assuming dilution	19,561,610	19,281,718

Diluted loss per common share	$(1.74)	$(1.63)

Due to the Company’s net loss position, weighted average unvested restricted shares (participating securities) of 708,961 and 729,534 for the first quarter in each of 2015 and 2014, respectively, were not considered in the calculation of net loss available to common shareholders used for both basic and diluted EPS.

In addition, weighted average stock option shares (non-participating securities) totaling 110,196 and 256,008 for the first quarter in each of 2015 and 2014, respectively, were excluded from the computation of diluted weighted average common shares outstanding, as their effect would have been antidilutive.  Certain of these stock option shares were excluded solely due to the Company’s net loss position.  Had the Company reported net income for the first quarter in each of 2015 and 2014, these shares would have increased diluted weighted average common shares outstanding by 16,790 and 103,150, respectively.

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

The carrying value and estimated fair value of the Company’s long-term debt, including current maturities but excluding capital leases, as of May 2, 2015 are as follows:

			Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Second lien senior secured notes	$407,292	$354,228	$354,228	$—	$—
Mortgage facilities	209,652	211,637	—	—	211,637
Senior secured credit facility	290,705	290,705	—	—	290,705
Total	$907,649	$856,570	$354,228	$—	$502,342

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

4.             SUPPLEMENTAL BALANCE SHEET INFORMATION

Prepaid expenses and other current assets were comprised of the following:

	May 2,	May 3,	January 31,
	2015	2014	2015
Other receivables	$35,198	$32,040	$59,734
Prepaid expenses	42,636	41,098	33,660
Total	$77,834	$73,138	$93,394

5.             SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental cash flow information is provided for the periods reported:

	THIRTEEN
	WEEKS ENDED
	May 2,	May 3,
	2015	2014

Cash paid for:
Interest, net of amounts capitalized	$9,315	$9,512
Income taxes, net of refunds received	—	(3)

Non-cash investing and financing activities:
Property, fixtures and equipment included in accrued expenses	$5,711	$4,216
Declared dividends to shareholders included in accrued expenses	1,012	992

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

6.             EXIT OR DISPOSAL ACTIVITIES

The following table summarizes exit or disposal activities during the first quarter of 2015 related to store closings in fiscal 2014, the consolidation of eCommerce fulfillment activities in advance of the Company’s new eCommerce fulfillment center and the Company’s expense efficiency initiative:

	Termination Benefits	Other Costs	Total
Accrued balance as of January 31, 2015	$1,279	$—	$1,279
Provisions	(122)	102	(20)
Payments	(421)	(102)	(523)
Accrued balance as of May 2, 2015	$736	$—	$736

The above provisions were included within selling, general and administrative expense.

7.             EMPLOYEE DEFINED AND POSTRETIREMENT BENEFIT PLANS

The Company provides benefits to certain current and former associates who are eligible under a qualified defined benefit pension plan and various non-qualified supplemental pension plans (collectively, the “Pension Plans”).  Net periodic benefit expense for the Pension Plans includes the following (income) and expense components:

	THIRTEEN
	WEEKS ENDED
	May 2,	May 3,
	2015	2014
Interest cost	$1,701	$1,997
Expected return on plan assets	(2,410)	(2,490)
Recognition of net actuarial loss	1,698	944
Net periodic benefit expense	$989	$451

During the first quarter of 2015, contributions of $3,102 were made to the Pension Plans.  The Company anticipates contributing an additional $3,575 to fund the Pension Plans in fiscal 2015 for an annual total of $6,677.

The Company also provides medical and life insurance benefits to certain former associates under a postretirement benefit plan (“Postretirement Benefit Plan”).  Net periodic benefit income for the Postretirement Benefit Plan includes the following (income) and expense components:

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

	THIRTEEN
	WEEKS ENDED
	May 2,	May 3,
	2015	2014
Interest cost	$16	$22
Recognition of net actuarial gain	(107)	(130)
Net periodic benefit income	$(91)	$(108)

During the first quarter of 2015, the Company contributed $20 to fund the Postretirement Benefit Plan, and anticipates contributing an additional $335 to fund the Postretirement Benefit Plan in fiscal 2015, for a net annual total of $355.

8.             INCOME TAXES

The provisions codified within ASC Topic 740, Income Taxes (“ASC 740”), require companies to assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence using a “more likely than not” standard.  In accordance with ASC 740, the Company maintained a full valuation allowance throughout fiscal 2014 and the first quarter of 2015 on all of the Company’s net deferred tax assets.  The Company’s deferred tax asset valuation allowance totaled $175,356, $156,846 and $161,856 as of May 2, 2015, May 3, 2014 and January 31, 2015, respectively.

The Company recorded a net income tax benefit of $159 which includes a $609 non-cash income tax benefit from continuing operations during the first quarter of 2015.  Pursuant to ASC 740, the Company is required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations. As a result, the Company recorded a tax benefit on the loss from continuing operations for the first quarter of 2015, which is exactly offset by income tax expense on other comprehensive income.  In addition, the net income tax benefit includes $450 for recognition of deferred tax liabilities associated with indefinite-lived assets.  The income tax provision of $448 recorded in the first quarter of 2014 primarily reflects the recognition of deferred tax liabilities associated with indefinite-lived assets.

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

The changes recognized within other comprehensive income reflect income tax expense of $609 and $0 for the first quarters of 2015 and 2014, respectively (see Note 8).

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

The condensed consolidating financial information for the Parent, the Issuer and the guarantor and non-guarantor subsidiaries as of May 2, 2015, May 3, 2014 and January 31, 2015 and for the first quarter in each of 2015 and 2014 as presented below has been prepared from the books and records maintained by the Parent, the Issuer and the guarantor and non-guarantor subsidiaries. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the guarantor and non-guarantor subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from affiliates will exist at any time.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Balance Sheet

May 2, 2015

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$3,254	$5,456	$—	$—	$8,711
Merchandise inventories	—	469,973	268,258	—	—	738,231
Prepaid expenses and other current assets	—	66,680	7,374	4,286	(506)	77,834
Total current assets	1	539,907	281,088	4,286	(506)	824,776
Property, fixtures and equipment at cost, net	—	275,383	142,628	224,257	—	642,268
Deferred income taxes	—	4,235	13,138	—	—	17,373
Intangible assets, net	—	23,882	64,656	—	—	88,538
Investment in and advances to affiliates	54,442	341,535	413,542	—	(809,519)	—
Other long-term assets	—	21,547	374	331	—	22,252
Total assets	$54,443	$1,206,489	$915,426	$228,874	$(810,025)	$1,595,207

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$197,789	$—	$—	$—	$197,789
Accrued payroll and benefits	—	17,179	3,937	—	—	21,116
Accrued expenses	—	80,922	72,110	72	(506)	152,598
Current maturities of long-term debt and obligations under capital leases	—	471	3,590	209,652	—	213,713
Deferred income taxes	—	9,640	16,879	—	—	26,519
Total current liabilities	—	306,001	96,516	209,724	(506)	611,735

Long-term debt and obligations under capital leases, less current maturities	—	703,062	38,564	—	—	741,626
Other long-term liabilities	—	144,805	40,729	1,869	—	187,403
Total liabilities	—	1,153,868	175,809	211,593	(506)	1,540,764

Shareholders’ equity	54,443	52,621	739,617	17,281	(809,519)	54,443

Total liabilities and shareholders’ equity	$54,443	$1,206,489	$915,426	$228,874	$(810,025)	$1,595,207

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Balance Sheet

January 31, 2015

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$4,209	$4,543	$—	$—	$8,753
Merchandise inventories	—	483,270	251,686	—	—	734,956
Prepaid expenses and other current assets	—	74,956	14,906	3,966	(434)	93,394
Total current assets	1	562,435	271,135	3,966	(434)	837,103
Property, fixtures and equipment at cost, net	—	268,224	146,793	226,979	—	641,996
Deferred income taxes	—	4,889	10,892	—	—	15,781
Intangible assets, net	—	24,618	65,533	—	—	90,151
Investment in and advances to affiliates	87,647	324,668	435,870	—	(848,185)	—
Other long-term assets	—	22,685	391	407	—	23,483
Total assets	$87,648	$1,207,519	$930,614	$231,352	$(848,619)	$1,608,514

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$208,882	$—	$—	$—	$208,882
Accrued payroll and benefits	—	23,637	5,211	—	—	28,848
Accrued expenses	—	76,599	81,857	—	(434)	158,022
Current maturities of long-term debt and obligations under capital leases	—	460	3,501	6,788	—	10,749
Deferred income taxes	—	10,081	14,397	—	—	24,478
Total current liabilities	—	319,659	104,966	6,788	(434)	430,979

Long-term debt and obligations under capital leases, less current maturities	—	651,436	39,790	204,753	—	895,979
Other long-term liabilities	—	150,152	41,921	1,835	—	193,908
Total liabilities	—	1,121,247	186,677	213,376	(434)	1,520,866

Shareholders’ equity	87,648	86,272	743,937	17,976	(848,185)	87,648

Total liabilities and shareholders’ equity	$87,648	$1,207,519	$930,614	$231,352	$(848,619)	$1,608,514

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

Thirteen Weeks Ended May 2, 2015

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$360,466	$250,472	$—	$—	$610,938
Other income	—	9,470	6,834	—	—	16,304
	—	369,936	257,306	—	—	627,242

Costs and expenses:
Costs of merchandise sold	—	239,112	165,353	—	—	404,465
Selling, general and administrative	—	134,831	91,223	35	(7,403)	218,686
Depreciation and amortization	—	11,208	8,104	2,721	—	22,033
Amortization of lease-related interests	—	495	606	—	—	1,101
Loss from operations	—	(15,710)	(7,980)	(2,756)	7,403	(19,043)

Other income (expense):
Intercompany income	—	450	4,694	6,670	(11,814)	—
Equity in losses of subsidiaries	(34,233)	(3,557)	—	—	37,790	—
Interest expense, net	—	(15,416)	(798)	(3,387)	4,411	(15,190)

(Loss) income before income taxes	(34,233)	(34,233)	(4,084)	527	37,790	(34,233)
Income tax (benefit) provision	(159)	(159)	236	—	(77)	(159)

Net (loss) income	$(34,074)	$(34,074)	$(4,320)	$527	$37,867	$(34,074)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive (Loss) Income

Thirteen Weeks Ended May 2, 2015

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(34,074)	$(34,074)	$(4,320)	$527	$37,867	$(34,074)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	982	982	—	—	(982)	982
Comprehensive (loss) income	$(33,092)	$(33,092)	$(4,320)	$527	$36,885	$(33,092)

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Cash Flows

Thirteen Weeks Ended May 2, 2015

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$1,390	$(25,585)	$6,097	$3,111	$(2,843)	$(17,830)

Cash flows from investing activities:
Capital expenditures	—	(20,402)	(4,046)	—	—	(24,448)
Intercompany investing activity	(454)	(176)	—	—	630	—
Net cash used in investing activities	(454)	(20,578)	(4,046)	—	630	(24,448)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(135,973)	(1,138)	(1,889)	—	(139,000)
Proceeds from issuance of long-term debt	—	187,611	—	—	—	187,611
Intercompany financing activity	—	(991)	—	(1,222)	2,213	—
Cash dividends paid	(991)	—	—	—	—	(991)
Restricted shares forfeited in lieu of payroll taxes	(399)	—	—	—	—	(399)
Proceeds from stock options exercised	454	—	—	—	—	454
Decrease in book overdraft balances	—	(5,439)	—	—	—	(5,439)
Net cash (used in) provided by financing activities	(936)	45,208	(1,138)	(3,111)	2,213	42,236

Net (decrease) increase in cash and cash equivalents	—	(955)	913	—	—	(42)

Cash and cash equivalents at beginning of period	1	4,209	4,543	—	—	8,753

Cash and cash equivalents at end of period	$1	$3,254	$5,456	$—	$—	$8,711

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

12.          RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest-Imputation of Interest.  The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The guidance is effective for fiscal years beginning after December 15, 2015.  The Company is currently reviewing the revised guidance and assessing the potential impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-04, Compensation-Retirement benefits.  The new standard provides a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The guidance is effective for fiscal years beginning after December 15, 2015.  The Company is currently reviewing the revised guidance and assessing the potential impact on its consolidated financial statements.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software.  The new standard provides guidance on the accounting for fees paid by a customer in a cloud computing arrangement, including whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer is required to account for the software license consistent with the acquisition of other software licenses. Conversely, if the arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance is effective for fiscal years beginning after December 15, 2015.  The Company is currently reviewing the revised guidance and assessing the potential impact on its consolidated financial statements.

13.          SUBSEQUENT EVENT

On May 19, 2015, the Company declared a quarterly cash dividend of $0.05 per share on shares of Class A common stock and common stock, payable August 3, 2015 to shareholders of record as of July 17, 2015.

ITEM 2.                                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of the following discussion, references to the “first quarter of 2015” and the “first quarter of 2014” are to the 13 weeks ended May 2, 2015 and May 3, 2014, respectively.  References to “fiscal 2015” are to the 52-week period ending January 30, 2016; references to “fiscal 2014” are to the 52-week period ended January 31, 2015.  References to the “Company,” “we,” “us,” and “our” refer to The Bon-Ton Stores, Inc. and its subsidiaries.

Overview

General

The Company, a Pennsylvania corporation, is one of the largest regional department store operators in the United States, offering a broad assortment of brand-name fashion apparel and accessories for women, men and children.  Our merchandise offerings also include cosmetics, home furnishings and other goods.  We currently operate 270 stores, including nine furniture galleries and four clearance centers, in 26 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson’s, Elder-Beerman, Herberger’s and Younkers nameplates, encompassing a total of approximately 25 million square feet.

We compete in the department store segment of the U.S. retail industry, a highly competitive environment. The department store industry continues to evolve in response to competitive retail formats—mass merchandisers, national chain retailers, specialty retailers and online retailers—and the expansion of mobile technology and social media.

Performance Summary and Fiscal 2015 Guidance

In the first quarter of 2015, we continued to take actions to address our operating performance and focus on strategies to accelerate sales growth and improve our financial results.  Despite top-line pressures, we achieved a comparable store sales increase of 0.8%, with growth in both brick and mortar and eCommerce channels.  We also effectively controlled our selling, general and administrative (“SG&A”) expense, resulting in a reduction in both dollars and rate, as we realized benefits from the expense efficiency initiatives implemented during fiscal 2014.

Our revenues in the period benefited from increased proprietary credit card sales. Additionally, we realized continued growth in the penetration of proprietary credit card sales to total sales which, at 50.9% in the first quarter of 2015, exceeded that of the prior year period by 159 basis points.  We believe that this increase reflects a favorable response to our “Your Rewards” credit card customer loyalty program and confirms our meaningful engagement with this core customer.  To further expand our propriety credit card customer base, we are renewing our efforts with regard to new customer acquisition via our loyalty program.

We believe we have improved the composition of our inventory through the continued refinement of our merchandise assortment of both national and private brands, growing underpenetrated vendors and targeting new vendor opportunities.  Private brand goods are a key driver of profitable growth, and we are focusing on significant growth trends in active categories and seasonal classifications.

We maintained our focus on our localization initiative, tailoring merchandise assortments and marketing programs to better align with customer preferences in a market.  Our smaller stores, in particular, continue to benefit from this initiative, achieving sales increases in the first quarter of 2015 that exceeded company average.

We are making the systems and infrastructure investments necessary to enhance efficiencies and customer service.  We are looking forward to the fall opening of our new state-of-the-art 743,000 square foot eCommerce fulfillment center in West Jefferson, Ohio.  We believe this new facility presents a significant opportunity for us to expand our shipping capacity and improve operational efficiencies as we consolidate from five omnichannel centers to one and close two temporary facilities as part of this process.

Based on our performance in the first quarter of 2015, we expect comparable store sales growth to be 2.0% to 2.5% in fiscal 2015, and on May 21, 2015, we reaffirmed our fiscal 2015 guidance of earnings per diluted share in a range of a loss of $0.25 to earnings of $0.25.  Our fiscal 2015 guidance does not reflect any potential impact associated with an early termination of our mortgage facilities, thereby excluding the financial effect of the make-whole provision in the agreements, which could range up to approximately $10 million.

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

	THIRTEEN
	WEEKS ENDED
	May 2,	May 3,
	2015	2014
Net sales	100.0%	100.0%
Other income	2.7	2.5
	102.7	102.5
Costs and expenses:
Costs of merchandise sold	66.2	64.7
Selling, general and administrative	35.8	36.6
Depreciation and amortization	3.6	3.5
Amortization of lease-related interests	0.2	0.2
Loss from operations	(3.1)	(2.6)
Interest expense, net	2.5	2.5
Loss on extinguishment of debt	—	—
Loss before income taxes	(5.6)	(5.1)
Income tax (benefit) provision	—	0.1
Net loss	(5.6)%	(5.2)%

First Quarter of 2015 Compared with First Quarter of 2014

Net sales:  Net sales in the first quarter of 2015 were $610.9 million, compared with $607.5 million in the first quarter of 2014, reflecting an increase of 0.6%.  Comparable store sales increased 0.8% in the period.

The best performing merchandise categories in the first quarter of 2015 were Men’s Furnishings (included in Men’s Apparel), Moderate Sportswear (included in Women’s Apparel) and Footwear.  Men’s Furnishings primarily benefited from the improvement in career related merchandise and outerwear due to a longer cold weather season. Moderate Sportswear benefited from inventory investment in seasonal key items and momentum in our activewear.  Sales in Footwear increased as a result of the expansion of assortment in key brands and merchandise.

Merchandise categories that were challenged in the period included Petites’ Sportswear (included in Women’s Apparel), Hard Home (included in Home) and Cosmetics. Sales in Petites’ Sportswear have remained challenged; however, performance within growth strategy brands has been strong despite decreases in certain traditional categories.  Slow selling of basic hardwares and small electronics hampered sales in Hard Home.  Cosmetic sales were adversely affected by a reduction in promotional events.

Other income:  Other income, which includes income from revenues received under our credit card program agreement, miscellaneous revenue departments and gift and merchandise return card breakage, was $16.3 million in the first quarter of 2015 as compared with $15.1 million in the first quarter of 2014.  The increase primarily reflects increased revenues from our proprietary credit card operations.

Costs and expenses: Gross margin in the first quarter of 2015 decreased $7.9 million to $206.5 million as compared with $214.4 million in the comparable prior year period.   Gross margin as a percentage of net sales decreased 149 basis points to 33.8% in the first quarter of 2015 from 35.3% in the comparable prior year period, due primarily to increased distribution and delivery costs associated with our omnichannel selling efforts and an unfavorable comparison to prior year permanent markdowns.

SG&A expense in the first quarter of 2015 decreased $3.6 million to $218.7 million as compared with $222.3 million in the first quarter of 2014. This reduction was largely driven by expense control measures and avoidance of costs incurred in the prior year period in the implementation of our expense efficiency initiative, partially offset by an unfavorable comparison to a prior year gain on the sale of assets. The current period expense rate, 35.8% of net sales, decreased 80 basis points from that of the prior year period.

Depreciation and amortization expense and amortization of lease-related interests increased $0.4 million to $23.1 million in the first quarter of 2015 from $22.7 million in the first quarter of 2014.

Interest expense, net:  Net interest expense was $15.2 million in the first quarter of 2015 as compared with $15.3 million in the first quarter of 2014.  Despite an increase in debt levels, the $0.1 million decrease primarily reflects reductions in the borrowing rates associated with our revolving credit facility.

Income tax (benefit) provision:  The effective income tax rate in the first quarter in each of 2015 and 2014 largely reflects our valuation allowance position against all net deferred tax assets.  The $0.2 million income tax benefit in the first quarter of 2015 includes a $0.6 million benefit from the loss on continuing operations which was partially offset by the recognition of deferred tax liabilities associated with indefinite-lived assets.  The income tax provision of $0.4 in the first quarter of 2014 is primarily due to recognition of deferred tax liabilities associated with indefinite-lived assets.

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

Liquidity and Capital Resources

At May 2, 2015, we had $8.7 million in cash and cash equivalents and $368.3 million available under our Second Amended Revolving Credit Facility (before taking into account the minimum borrowing availability covenant under such facility).  Excess availability was $439.0 million as of the comparable prior year period.  The unfavorable excess availability comparison primarily reflects increased direct borrowings to support our operations.

Typically, cash flows from operations are impacted by the effect on sales of (1) consumer confidence, (2) weather in the geographic markets served by the Company, (3) general economic conditions and (4) competitive conditions existing in the retail industry.  A downturn in any single factor or a combination of factors could have a material adverse impact upon our ability to generate sufficient cash flows to operate our business.  While the current economic uncertainty affects our assessment of short-term liquidity, we consider our resources (including, but not limited to, cash flows from operations supplemented by borrowings under the Second Amended Revolving Credit Facility) adequate to satisfy our cash needs for at least the next 12 months.

Current maturities of long-term debt of $209.7 million reflects the outstanding balances of our existing mortgage loan facilities which have final payments due April 1, 2016. We are currently reviewing options to address these mortgage facilities prior to their due date.

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

Cash (used in) provided by our operating, investing and financing activities is summarized as follows:

	THIRTEEN
	WEEKS ENDED
	May 2,	May 3,
(Dollars in millions)	2015	2014

Operating activities	$(17.8)	$(15.8)
Investing activities	(24.4)	(10.4)
Financing activities	42.2	27.4

Net cash used in operating activities was $17.8 million and $15.8 million in the first quarter in each of 2015 and 2014, respectively.  The increase in cash outflow primarily reflects the increased net loss, partially offset by slightly improved cash flow from working capital. The improved working capital was largely due to a favorable change in prepaid expenses and other current assets partially offset by an unfavorable change in accrued expenses.

Net cash used in investing activities in the current year primarily reflects capital expenditures for our new eCommerce fulfillment center, renovations to support our strategic initiatives and information technology.  Capital expenditures totaled $24.4 million and $15.4 million in the first quarter in each of 2015 and 2014, respectively; these expenditures do not reflect reductions for external contributions (primarily leasehold improvement and fixture allowances received from landlords or vendors) of $0.8 million and $5.6 million in the first quarter in each of 2015 and 2014, respectively.  We anticipate our fiscal 2015 capital expenditures will not exceed $93.6 million (excluding external contributions of $18.6 million, reducing anticipated net capital investments to $75.0 million).

Net cash provided by financing activities was $42.2 million and $27.4 million in the first quarter in each of 2015 and 2014, respectively. The increased cash inflow in the current year primarily reflects higher net borrowings to support current year operating and investing activities.

Aside from planned capital expenditures, the Company’s primary cash requirements will be to service debt and finance working capital increases during peak selling seasons.

We paid a quarterly cash dividend of $0.05 per share on shares of Class A common stock and common stock on February 2, 2015 and May 4, 2015 to shareholders of record as of January 16, 2015 and April 17, 2015, respectively.  Additionally, on May 19, 2015, we declared a quarterly cash dividend of $0.05 per share, payable August 3, 2015 to shareholders of record as of July 17, 2015.  Our Board of Directors may consider dividends in subsequent periods as it deems appropriate.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported amounts and disclosure of contingent assets and liabilities.  There have been no significant changes in the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended January 31, 2015.

Recently Issued Accounting Standards

Recently issued accounting standards are discussed in Note 12 to the Consolidated Financial Statements.

Forward-Looking Statements

Certain information included in this report (as well as other communications made or to be made by the Company) and other materials filed or to be filed by the Company with the Securities and Exchange Commission contain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which may be identified by words or phrases such as “may,” “could,” “would,” “will,” “plan,” “expect,” “believe,” “anticipate,” “estimate,” “project,” “intend,” “look forward to” or other similar expressions, including the Company’s fiscal 2015 guidance, involve important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.  Factors that could cause such differences include, but are not limited to, risks related to retail businesses generally; a significant and prolonged deterioration of general economic conditions which could negatively impact the Company, including the potential write-down of the current valuation of intangible assets and deferred taxes; risks related to the Company’s proprietary credit card program; potential increases in pension obligations; consumer spending patterns, debt levels, and the availability and cost of consumer credit; additional competition from existing and new competitors; inflation; deflation; changes in the costs of fuel and other energy and transportation costs; weather conditions that could negatively impact sales; uncertainties associated with expanding or remodeling existing stores; the ability to attract and retain qualified management; the dependence upon relationships with vendors and their factors; a data security breach or system failure; the ability to reduce or control SG&A expenses, including initiatives to reduce expenses and improve efficiency; operational disruptions; unsuccessful marketing initiatives; the ability to expand capacity and improve efficiency through the Company’s new eCommerce fulfillment center; changes in, or the failure to successfully implement, our key strategies, including initiatives to improve our merchandising, marketing and operations; adverse outcomes in litigation; the incurrence of unplanned capital expenditures; the ability to obtain financing for working capital, capital expenditures and general corporate purposes; the impact of regulatory requirements including the Health Care Reform Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act;  the inability or limitations on the Company’s ability to favorably adjust the valuation allowance on deferred tax assets; and the financial condition of mall operators.  Additional factors that could cause the Company’s actual results to differ from those contained in these forward-looking statements are discussed in greater detail under Item 1A of the Company’s Annual Report on Form 10-K for fiscal 2014 filed with the Securities and Exchange Commission.

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Financial Instruments

There were no material changes in our exposures, risk management strategies, or hedging positions since January 31, 2015.  For further information, refer to Item 7A of our fiscal 2014 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting that occurred during the thirteen weeks ended May 2, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

THE BON-TON STORES, INC.

DATE:	June 10, 2015	BY:	/s/ Kathryn Bufano
Kathryn Bufano
President and
Chief Executive Officer
(Principal Executive Officer)

DATE:	June 10, 2015	BY:	/s/ Keith E. Plowman
Keith E. Plowman
Executive Vice President—
Chief Financial Officer
(Principal Financial Officer)

DATE:	June 10, 2015	BY:	/s/ Michael W. Webb
Michael W. Webb
Group Vice President—
Chief Accounting Officer
(Principal Accounting Officer)