Form 10-Q
period 2015-08-01
BON TON STORES INC
filed 2015-09-09
CIK 878079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended August 1, 2015	Commission File Number
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

As of August 28, 2015, there were 18,008,327 shares of Common Stock, $.01 par value, and 2,951,490 shares of Class A Common Stock, $.01 par value, outstanding.

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE BON-TON STORES, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	August 1,	August 2,	January 31,
(In thousands, except share and per share data)	2015	2014	2015

Assets
Current assets:
Cash and cash equivalents	$20,935	$7,688	$8,753
Merchandise inventories	738,089	723,454	734,956
Prepaid expenses and other current assets	79,926	72,118	93,394
Total current assets	838,950	803,260	837,103
Property, fixtures and equipment at cost, net of accumulated depreciation and amortization of $929,783, $900,967 and $910,494 at August 1, 2015, August 2, 2014 and January 31, 2015, respectively	641,748	632,701	641,996
Deferred income taxes	13,239	19,384	15,781
Intangible assets, net of accumulated amortization of $66,198, $61,170 and $64,451 at August 1, 2015, August 2, 2014 and January 31, 2015, respectively	86,964	93,532	90,151
Other long-term assets	22,851	23,702	23,483
Total assets	$1,603,752	$1,572,579	$1,608,514

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$241,272	$238,077	$208,882
Accrued payroll and benefits	24,436	25,447	28,848
Accrued expenses	138,597	142,276	158,022
Current maturities of long-term debt	103,916	7,171	6,788
Current maturities of obligations under capital leases	5,133	3,840	3,961
Deferred income taxes	22,834	27,255	24,478
Total current liabilities	536,188	444,066	430,979

Long-term debt, less current maturities	739,394	852,379	850,963
Obligations under capital leases, less current maturities	129,461	46,702	45,016
Other long-term liabilities	183,180	169,843	193,908
Total liabilities	1,588,223	1,512,990	1,520,866

Contingencies (Note 10)

Shareholders’ equity
Preferred Stock — authorized 5,000,000 shares at $0.01 par value; no shares issued	—	—	—
Common Stock — authorized 40,000,000 shares at $0.01 par value; issued shares of 18,351,727, 17,919,143 and 17,818,323 at August 1, 2015, August 2, 2014 and January 31, 2015, respectively	184	179	178
Class A Common Stock — authorized 20,000,000 shares at $0.01 par value; issued and outstanding shares of 2,951,490 at August 1, 2015, August 2, 2014 and January 31, 2015	30	30	30
Treasury stock, at cost — 337,800 shares at August 1, 2015, August 2, 2014 and January 31, 2015	(1,387)	(1,387)	(1,387)
Additional paid-in capital	163,006	160,461	161,359
Accumulated other comprehensive loss	(78,517)	(48,820)	(80,405)
(Accumulated deficit) retained earnings	(67,787)	(50,874)	7,873
Total shareholders’ equity	15,529	59,589	87,648
Total liabilities and shareholders’ equity	$1,603,752	$1,572,579	$1,608,514

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
(In thousands, except per share data)	August 1,	August 2,	August 1,	August 2,
(Unaudited)	2015	2014	2015	2014

Net sales	$555,431	$563,452	$1,166,369	$1,170,912
Other income	15,568	14,685	31,872	29,758
	570,999	578,137	1,198,241	1,200,670

Costs and expenses:
Costs of merchandise sold	350,828	357,252	755,293	750,362
Selling, general and administrative	215,186	215,807	433,872	438,126
Gain on insurance recovery	(748)	—	(748)	—
Depreciation and amortization	24,193	24,043	46,226	45,605
Amortization of lease-related interests	1,061	1,159	2,162	2,341
Impairment charges	222	174	222	174
Loss from operations	(19,743)	(20,298)	(38,786)	(35,938)
Interest expense, net	15,196	15,447	30,386	30,718
Loss on extinguishment of debt	4,862	—	4,862	153

Loss before income taxes	(39,801)	(35,745)	(74,034)	(66,809)
Income tax (benefit) provision	(238)	447	(397)	895

Net loss	$(39,563)	$(36,192)	$(73,637)	$(67,704)

Per share amounts —
Basic:
Net loss	$(2.01)	$(1.86)	$(3.75)	$(3.50)

Diluted:
Net loss	$(2.01)	$(1.86)	$(3.75)	$(3.50)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
(In thousands)	August 1,	August 2,	August 1,	August 2,
(Unaudited)	2015	2014	2015	2014

Net loss	$(39,563)	$(36,192)	$(73,637)	$(67,704)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	906	814	1,888	1,628
Comprehensive loss	$(38,657)	$(35,378)	$(71,749)	$(66,076)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	TWENTY-SIX
	WEEKS ENDED
(In thousands)	August 1,	August 2,
(Unaudited)	2015	2014
Cash flows from operating activities:
Net loss	$(73,637)	$(67,704)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	46,226	45,605
Amortization of lease-related interests	2,162	2,341
Impairment charges	222	174
Share-based compensation expense	1,598	1,151
Gain on sale of property, fixtures and equipment	(1,490)	(2,257)
Reclassifications of accumulated other comprehensive loss	3,183	1,628
Loss on extinguishment of debt	4,862	153
Amortization of deferred financing costs	1,488	1,458
Deferred income tax (benefit) provision	(397)	890
Changes in operating assets and liabilities:
Increase in merchandise inventories	(3,132)	(13,721)
Decrease in prepaid expenses and other current assets	12,120	4,168
Decrease in other long-term assets	895	495
Increase in accounts payable	45,570	41,394
Decrease in accrued payroll and benefits and accrued expenses	(18,242)	(11,566)
Decrease in other long-term liabilities	(10,464)	(9,864)
Net cash provided by (used in) operating activities	10,964	(5,655)

Cash flows from investing activities:
Capital expenditures	(47,350)	(37,661)
Proceeds from insurance claim	1,510	—
Proceeds from sale of property, fixtures and equipment	84,066	5,008
Net cash provided by (used in) investing activities	38,226	(32,653)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(392,183)	(281,775)
Proceeds from issuance of long-term debt	370,390	327,232
Cash dividends paid	(2,004)	(991)
Restricted shares forfeited in lieu of payroll taxes	(399)	(1,461)
Proceeds from stock options exercised	454	—
Deferred financing costs paid	—	(69)
Decrease in book overdraft balances	(13,266)	(3,998)
Net cash (used in) provided by financing activities	(37,008)	38,938

Net increase in cash and cash equivalents	12,182	630

Cash and cash equivalents at beginning of period	8,753	7,058

Cash and cash equivalents at end of period	$20,935	$7,688

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated	(Accumulated
		Class A		Additional	Other	Deficit)
(In thousands, except per share data)	Common	Common	Treasury	Paid-in	Comprehensive	Retained
(Unaudited)	Stock	Stock	Stock	Capital	Loss	Earnings	Total

BALANCE AT FEBRUARY 1, 2014	$178	$30	$(1,387)	$160,772	$(50,448)	$18,811	$127,956

Net loss	—	—	—	—	—	(67,704)	(67,704)
Other comprehensive income	—	—	—	—	1,628	—	1,628
Dividends to shareholders, $0.10 per share	—	—	—	—	—	(1,981)	(1,981)
Restricted shares forfeited in lieu of payroll taxes	(1)	—	—	(1,460)	—	—	(1,461)
Share-based compensation expense	2	—	—	1,149	—	—	1,151
BALANCE AT AUGUST 2, 2014	$179	$30	$(1,387)	$160,461	$(48,820)	$(50,874)	$59,589

BALANCE AT JANUARY 31, 2015	$178	$30	$(1,387)	$161,359	$(80,405)	$7,873	$87,648

Net loss	—	—	—	—	—	(73,637)	(73,637)
Other comprehensive income	—	—	—	—	1,888	—	1,888
Dividends to shareholders, $0.10 per share	—	—	—	—	—	(2,023)	(2,023)
Restricted shares forfeited in lieu of payroll taxes	(1)	—	—	(398)	—	—	(399)
Proceeds from stock options exercised	1	—	—	453	—	—	454
Share-based compensation expense	6	—	—	1,592	—	—	1,598
BALANCE AT AUGUST 1, 2015	$184	$30	$(1,387)	$163,006	$(78,517)	$(67,787)	$15,529

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.             BASIS OF PRESENTATION

The Bon-Ton Stores, Inc., a Pennsylvania corporation, was incorporated on January 31, 1996 as the successor of a company incorporated on January 31, 1929.  As of August 1, 2015, The Bon-Ton Stores, Inc. operated, through its subsidiaries, 270 stores, including nine furniture galleries and four clearance centers, in 26 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson’s, Elder-Beerman, Herberger’s and Younkers nameplates.

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

For purposes of the following discussion, references to the “second quarter of 2015” and the “second quarter of 2014” are to the 13 weeks ended August 1, 2015 and August 2, 2014, respectively.  References to “fiscal 2015” are to the 52 weeks ending January 30, 2016; references to “fiscal 2014” are to the 52 weeks ended January 31, 2015.

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

2.             PER-SHARE AMOUNTS

The following table presents a reconciliation of net loss and weighted average shares outstanding used in basic and diluted earnings (loss) per share (“EPS”) calculations for each period presented:

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014

Basic Loss Per Common Share
Net loss	$(39,563)	$(36,192)	$(73,637)	$(67,704)
Less: Income allocated to participating securities	—	—	—	—
Net loss available to common shareholders	$(39,563)	$(36,192)	$(73,637)	$(67,704)

Weighted average common shares outstanding	19,718,423	19,426,824	19,640,016	19,354,271

Basic loss per common share	$(2.01)	$(1.86)	$(3.75)	$(3.50)

Diluted Loss Per Common Share
Net loss	$(39,563)	$(36,192)	$(73,637)	$(67,704)
Less: Income allocated to participating securities	—	—	—	—
Net loss available to common shareholders	$(39,563)	$(36,192)	(73,637)	(67,704)

Weighted average common shares outstanding	19,718,423	19,426,824	19,640,016	19,354,271
Common shares issuable - stock options	—	—	—	—
Weighted average common shares outstanding assuming dilution	19,718,423	19,426,824	19,640,016	19,354,271

Diluted loss per common share	$(2.01)	$(1.86)	$(3.75)	$(3.50)

Due to the Company’s net loss position, weighted average unvested restricted shares (participating securities) of 890,065 and 685,628 for the second quarter in each of 2015 and 2014, respectively, and 799,513 and 707,581 for the 26 weeks ended August 1, 2015 and August 2, 2014, respectively, were not considered in the calculation of net loss available to common shareholders used for both basic and diluted EPS.

In addition, weighted average stock option shares (non-participating securities) totaling 17,555 and 200,950 for the second quarter in each of 2015 and 2014, respectively, and 63,876 and 228,479 for the 26 weeks ended August 1, 2015 and August 2, 2014, respectively, were excluded from the computation of diluted weighted average common shares outstanding, as their effect would have been antidilutive.  Certain of these stock option shares were excluded solely due to the Company’s net loss position.  Had the Company reported net income for the second quarter in each of 2015 and 2014, these shares would have increased diluted weighted average common shares outstanding by 0 and 99,813, respectively. Had the Company reported net income for the 26 weeks ended August 1, 2015 and August 2, 2014, these shares would have increased diluted weighted average common shares outstanding by 8,395 and 101,482, respectively.

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

The carrying value and estimated fair value of the Company’s long-term debt, including current maturities but excluding capital leases, as of August 1, 2015 are as follows:

			Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Second lien senior secured notes	$407,292	$322,027	$322,027	$—	$—
Mortgage facility	103,916	104,579	—	—	104,579
Senior secured credit facility	332,102	332,102	—	—	332,102
Total	$843,310	$758,708	$322,027	$—	$436,681

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

4.             SUPPLEMENTAL BALANCE SHEET INFORMATION

Prepaid expenses and other current assets were comprised of the following:

	August 1,	August 2,	January 31,
	2015	2014	2015
Other receivables	$36,705	$30,869	$59,734
Prepaid expenses	43,221	41,249	33,660
Total	$79,926	$72,118	$93,394

5.             SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental cash flow information is provided for the periods reported:

	TWENTY-SIX
	WEEKS ENDED
	August 1,	August 2,
	2015	2014

Cash paid for:
Interest, net of amounts capitalized	$29,027	$29,605
Income taxes, net of refunds received	(47)	(3)

Non-cash investing and financing activities:
Property, fixtures and equipment included in accrued expenses	$2,391	$5,980
Assets acquired under capital lease	88,229	—
Declared dividends to shareholders included in accrued expenses	1,010	990

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

6.             EXIT OR DISPOSAL ACTIVITIES

The following table summarizes exit or disposal activities during the 26 weeks ended August 1, 2015 related to store closings in fiscal 2014, the consolidation of eCommerce fulfillment activities in connection with the Company’s new eCommerce fulfillment center and the Company’s expense efficiency initiative:

	Termination Benefits	Other Costs	Total
Accrued balance as of January 31, 2015	$1,279	$—	$1,279
Provisions
Thirteen weeks ended May 2, 2015	(122)	102	(20)
Thirteen weeks ended August 1, 2015	245	7	252
Payments
Thirteen weeks ended May 2, 2015	(421)	(102)	(523)
Thirteen weeks ended August 1, 2015	(131)	(7)	(138)
Accrued balance as of August 1, 2015	$850	$—	$850

The above provisions were included within selling, general and administrative expense.

7.             EMPLOYEE DEFINED AND POSTRETIREMENT BENEFIT PLANS

The Company provides benefits to certain current and former associates who are eligible under a qualified defined benefit pension plan and various non-qualified supplemental pension plans (collectively, the “Pension Plans”).  Net periodic benefit expense for the Pension Plans includes the following (income) and expense components:

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
Interest cost	$1,700	$1,998	$3,401	$3,995
Expected return on plan assets	(2,409)	(2,490)	(4,819)	(4,980)
Recognition of net actuarial loss	1,698	944	3,396	1,888
Net periodic benefit expense	$989	$452	$1,978	$903

During the 26 weeks ended August 1, 2015, contributions of $6,174 were made to the Pension Plans.  The Company anticipates contributing an additional $503 to fund the Pension Plans in fiscal 2015 for an annual total of $6,677.

The Company also provides medical and life insurance benefits to certain former associates under a postretirement benefit plan (“Postretirement Benefit Plan”).  Net periodic benefit income for the Postretirement Benefit Plan includes the following (income) and expense components:

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
Interest cost	$16	$22	$32	$44
Recognition of net actuarial gain	(106)	(130)	(213)	(260)
Net periodic benefit income	$(90)	$(108)	$(181)	$(216)

During the 26 weeks ended August 1, 2015, the Company contributed $40 to fund the Postretirement Benefit Plan, and anticipates contributing an additional $315 to fund the Postretirement Benefit Plan in fiscal 2015, for a net annual total of $355.

8.             SALE-LEASEBACK AND MORTGAGE REPAYMENT

On June 26, 2015, the Company entered into a sale-leaseback arrangement with an unrelated party. Under the arrangement, the Company sold six retail department stores for $84,000 and leased them back for a period of 20 years with three optional 10-year renewal terms. The basic rent payable in connection with the lease is $6,888 per year, subject to annual adjustments for increases in the Consumer Price Index with a 2% minimum increase and a 4% maximum increase each year.

The leaseback has been accounted for as a capital lease, and the Company recorded a capital lease asset and obligation of $88,229 at the beginning of the lease term.  The loss of $1,971 on this transaction has been deferred and will be amortized to expense over the term of the lease.

Proceeds from the sale-leaseback transaction, supplemented with borrowings under the Company’s senior secured credit facility, were used to pay the remaining principal balance of $104,538 on one of the two mortgage facilities due in April 2016. As a result of such prepayment, the Company paid an early termination fee of $4,741. Unamortized deferred financing fees of $121 were accelerated on the date of the termination. Fees paid and deferred financing fees accelerated were recognized in loss on extinguishment of debt.

9.             INCOME TAXES

The provisions codified within ASC Topic 740, Income Taxes (“ASC 740”), require companies to assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence using a “more likely than not” standard.  In accordance with ASC 740, the Company maintained a full valuation allowance throughout fiscal 2014 and the 26 weeks ended August 1, 2015 on all of the Company’s net deferred tax assets.  The Company’s deferred tax asset valuation allowance totaled $192,858, $171,126 and $161,856 as of August 1, 2015, August 2, 2014 and January 31, 2015, respectively.

The Company recorded net income tax benefits of $238 and $397 for the 13 and 26 weeks ended August 1, 2015, respectively, which include $686 and $1,295 non-cash income tax benefits from continuing operations during the 13 and 26 weeks ended August 1, 2015, respectively.  Pursuant to ASC 740, the Company is required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations. As a result, the Company recorded tax benefits on the losses from continuing operations for the 13 and 26 weeks ended August 1, 2015, respectively, which are exactly offset by income tax expense on other comprehensive income.  In addition, the net income tax benefits include $448 and $898 recorded in the 13 and 26 weeks ended August 1, 2015, respectively, for recognition of

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

deferred tax liabilities associated with indefinite-lived assets.  The income tax provisions of $447 and $895 recorded in the 13 and 26 weeks ended August 2, 2014, respectively, primarily reflect the recognition of deferred tax liabilities associated with indefinite-lived assets.

10.          CONTINGENCIES

In November 2014, there was a fire at the Company’s store located in North Riverside, Illinois. The Company filed an insurance claim to cover the inventory loss and property damage. The Company recognized a gain on insurance recovery related to the inventory loss in the fourth quarter of fiscal 2014.  In the second quarter of 2015, the Company recognized an additional gain on insurance recovery of $748, which is shown separately in the accompanying consolidated statements of operations.

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

The changes recognized within other comprehensive income reflect income tax expense of $686 and $0 for the 13 weeks ended in each of August 1, 2015 and August 2, 2014, respectively, and $1,295 and $0 for the 26 weeks ended in each of August 1, 2015 and August 2, 2014, respectively (see Note 9).

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

The condensed consolidating financial information for the Parent, the Issuer and the guarantor and non-guarantor subsidiaries as of August 1, 2015, August 2, 2014 and January 31, 2015 and for the second quarter in each of 2015 and 2014 and the 26 weeks ended August 1, 2015 and August 2, 2014 as presented below has been prepared from the books and records maintained by the Parent, the Issuer and the guarantor and non-guarantor subsidiaries. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the guarantor and non-guarantor subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from affiliates will exist at any time.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Balance Sheet

August 1, 2015

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$3,043	$4,247	$13,644	$—	$20,935
Merchandise inventories	—	505,907	232,182	—	—	738,089
Prepaid expenses and other current assets	—	72,712	5,187	2,543	(516)	79,926
Total current assets	1	581,662	241,616	16,187	(516)	838,950
Property, fixtures and equipment at cost, net	—	324,926	181,127	150,252	(14,557)	641,748
Deferred income taxes	—	3,575	9,664	—	—	13,239
Intangible assets, net	—	23,147	63,817	—	—	86,964
Investment in and advances to affiliates	15,528	349,768	427,172	—	(792,468)	—
Other long-term assets	—	25,352	822	108	(3,431)	22,851
Total assets	$15,529	$1,308,430	$924,218	$166,547	$(810,972)	$1,603,752

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$241,272	$—	$—	$—	$241,272
Accrued payroll and benefits	—	19,192	5,244	—	—	24,436
Accrued expenses	—	70,471	68,366	276	(516)	138,597
Current maturities of long-term debt and obligations under capital leases	—	1,293	3,840	103,916	—	109,049
Deferred income taxes	—	9,197	13,637	—	—	22,834
Total current liabilities	—	341,425	91,087	104,192	(516)	536,188

Long-term debt and obligations under capital leases, less current maturities	—	813,522	55,333	—	—	868,855
Other long-term liabilities	—	140,530	41,436	4,645	(3,431)	183,180
Total liabilities	—	1,295,477	187,856	108,837	(3,947)	1,588,223

Shareholders’ equity	15,529	12,953	736,362	57,710	(807,025)	15,529

Total liabilities and shareholders’ equity	$15,529	$1,308,430	$924,218	$166,547	$(810,972)	$1,603,752

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

Thirteen Weeks Ended August 1, 2015

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$327,803	$227,628	$—	$—	$555,431
Other income	—	9,150	6,418	—	—	15,568
	—	336,953	234,046	—	—	570,999

Costs and expenses:
Costs of merchandise sold	—	206,924	143,904	—	—	350,828
Selling, general and administrative	—	132,276	89,232	(14,560)	8,238	215,186
Gain on insurance recovery	—	—	(748)	—	—	(748)
Depreciation and amortization	—	12,975	8,794	2,478	(54)	24,193
Amortization of lease-related interests	—	494	567	—	—	1,061
Impairment charges	—	222	—	—	—	222
(Loss) income from operations	—	(15,938)	(7,703)	12,082	(8,184)	(19,743)

Other income (expense):
Intercompany income	—	446	5,582	5,683	(11,711)	—
Equity in losses of subsidiaries	(39,801)	(7,450)	—	—	47,251	—
Interest expense, net	—	(16,859)	(901)	(2,774)	5,338	(15,196)
Loss on extinguishment of debt	—	—	—	(4,862)	—	(4,862)

(Loss) income before income taxes	(39,801)	(39,801)	(3,022)	10,129	32,694	(39,801)
Income tax (benefit) provision	(238)	(238)	232	—	6	(238)

Net (loss) income	$(39,563)	$(39,563)	$(3,254)	$10,129	$32,688	$(39,563)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive (Loss) Income

Thirteen Weeks Ended August 1, 2015

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(39,563)	$(39,563)	$(3,254)	$10,129	$32,688	$(39,563)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	906	906	—	—	(906)	906
Comprehensive (loss) income	$(38,657)	$(38,657)	$(3,254)	$10,129	$31,782	$(38,657)

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

Twenty-Six Weeks Ended August 1, 2015

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$688,269	$478,100	$—	$—	$1,166,369
Other income	—	18,620	13,252	—	—	31,872
	—	706,889	491,352	—	—	1,198,241

Costs and expenses:
Costs of merchandise sold	—	446,036	309,257	—	—	755,293
Selling, general and administrative	—	267,107	180,455	(14,525)	835	433,872
Gain on insurance recovery	—	—	(748)	—	—	(748)
Depreciation and amortization	—	24,183	16,898	5,199	(54)	46,226
Amortization of lease-related interests	—	989	1,173	—	—	2,162
Impairment charges	—	222	—	—	—	222
(Loss) income from operations	—	(31,648)	(15,683)	9,326	(781)	(38,786)

Other income (expense):
Intercompany income	—	896	10,276	12,353	(23,525)	—
Equity in losses of subsidiaries	(74,034)	(11,007)	—	—	85,041	—
Interest expense, net	—	(32,275)	(1,699)	(6,161)	9,749	(30,386)
Loss on extinguishment of debt	—	—	—	(4,862)	—	(4,862)

(Loss) income before income taxes	(74,034)	(74,034)	(7,106)	10,656	70,484	(74,034)
Income tax (benefit) provision	(397)	(397)	468	—	(71)	(397)

Net (loss) income	$(73,637)	$(73,637)	$(7,574)	$10,656	$70,555	$(73,637)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive (Loss) Income

Twenty-Six Weeks Ended August 1, 2015

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(73,637)	$(73,637)	$(7,574)	$10,656	$70,555	$(73,637)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	1,888	1,888	—	—	(1,888)	1,888
Comprehensive (loss) income	$(71,749)	$(71,749)	$(7,574)	$10,656	$68,667	$(71,749)

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Cash Flows

Twenty-Six Weeks Ended August 1, 2015

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$2,403	$(24,619)	$9,523	$29,278	$(5,621)	$10,964

Cash flows from investing activities:
Capital expenditures	—	(37,807)	(9,543)	—	—	(47,350)
Intercompany investing activity	(454)	(32,239)	—	—	32,693	—
Proceeds from insurance claim	—	—	1,510	—	—	1,510
Proceeds from sale of property, fixtures and equipment	—	16,344	66	67,656	—	84,066
Net cash (used in) provided by investing activities	(454)	(53,702)	(7,967)	67,656	32,693	38,226

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(277,965)	(1,852)	(112,366)	—	(392,183)
Proceeds from issuance of long-term debt	—	370,390	—	—	—	370,390
Intercompany financing activity	—	(2,004)	—	29,076	(27,072)	—
Cash dividends paid	(2,004)	—	—	—	—	(2,004)
Restricted shares forfeited in lieu of payroll taxes	(399)	—	—	—	—	(399)
Proceeds from stock options exercised	454	—	—	—	—	454
Decrease in book overdraft balances	—	(13,266)	—	—	—	(13,266)
Net cash (used in) provided by financing activities	(1,949)	77,155	(1,852)	(83,290)	(27,072)	(37,008)

Net (decrease) increase in cash and cash equivalents	—	(1,166)	(296)	13,644	—	12,182

Cash and cash equivalents at beginning of period	1	4,209	4,543	—	—	8,753

Cash and cash equivalents at end of period	$1	$3,043	$4,247	$13,644	$—	$20,935

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

13.     RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest-Imputation of Interest (“ASU 2015-03”).  The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB issued ASU No. 2015-15 as an amendment to ASU 2015-03, to provide guidance on presentation and subsequent measurement of debt issuance costs relating to Line-of-Credit Arrangements. The guidance is effective for fiscal years beginning after December 15, 2015.  The Company is currently reviewing the revised guidance and assessing the potential impact on its consolidated financial statements.

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

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date. The standard amends ASU No. 2014-09, Revenue from Contracts with Customers, to defer the effective date for all entities by one year. As a result of the deferral, the new guidance is effective for fiscal years beginning after December 15, 2017.

14.     SUBSEQUENT EVENTS

On August 25, 2015, the Company declared a quarterly cash dividend of $0.05 per share on shares of Class A common stock and common stock, payable November 2, 2015 to shareholders of record as of October 16, 2015.

On August 28, 2015, pursuant to the terms of a commitment increase letter acknowledgment, the Tranche A revolving commitments under the senior secured credit facility were increased from $575.0 million to $650.0 million. This brings total revolving commitments under the senior secured credit facility to $750.0 million.

ITEM 2.                                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of the following discussion, references to the “second quarter of 2015” and the “second quarter of 2014” are to the 13 weeks ended August 1, 2015 and August 2, 2014, respectively.  References to “2015” and “2014” are to the 26 weeks ended August 1, 2015 and August 2, 2014, respectively. References to “fiscal 2015” are to the 52-week period ending January 30, 2016; references to “fiscal 2014” are to the 52-week period ended January 31, 2015.  References to the “Company,” “we,” “us,” and “our” refer to The Bon-Ton Stores, Inc. and its subsidiaries.

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

Performance Summary and Fiscal 2015 Guidance

While our sales results were challenged in the second quarter of 2015, we achieved meaningful improvement in our gross margin rate and successfully managed our selling, general and administrative (“SG&A”) expense.  Sales were pressured by unseasonably cool weather, which impacted our seasonal classifications, and by weakness in overall traffic trends.  We were encouraged by the sales improvement in certain core categories and our private label business.  We drove higher merchandise margins while we managed our inventory well, ending the second quarter of 2015 with on-hand inventories flat to last year on a comparable store basis.

Comparable store sales decreased 1.3% in the second quarter of 2015, reflecting a sales decline in our brick-and-mortar stores attributable to reduced traffic, partially offset by increased average transaction value.  The sales performance in our small and mid-tier stores outpaced that of our larger locations, continuing the trend from last year and the first quarter of 2015.  We achieved double-digit sales growth in eCommerce, primarily due to a higher conversion rate and increased dollars per order.

Our revenues in the period benefited from increased proprietary credit card sales. Additionally, we realized continued growth in the penetration of proprietary credit card sales to total sales which, at 53.2% in the second quarter of 2015, exceeded that of the prior year period by 223 basis points.  We believe that this increase reflects a favorable response to our “Your Rewards” credit card customer loyalty program and confirms our meaningful engagement with our core customer.

In the second quarter of 2015, we successfully completed an $84.0 million sale-leaseback transaction consisting of six store properties.  Proceeds from the transaction, along with borrowings under our senior secured credit facility, facilitated the retirement of the first of two mortgage loan facilities due in April 2016, with principal outstanding of $104.5 million. The sale-leaseback transaction afforded us the opportunity to monetize certain assets and enhances our financial flexibility through the value of the remaining properties no longer encumbered by the mortgage facility.

On August 28, 2015, total revolving commitments under the senior secured credit facility were increased from $675.0 million to $750.0 million.

Based on our belief that some of the macro economic pressures that impacted our sales during the second quarter of 2015 will continue into the second half of the year, on August 20, 2015, we revised our fiscal 2015 earnings per diluted share guidance to a range of a loss of $0.40 to $0.90 on an adjusted basis to reflect the $4.9 million loss on extinguishment of debt associated with the early termination of a mortgage facility (as previously announced, not reflected in original guidance).

Assumptions reflected in our full-year guidance include the following:

•                  A comparable store sales performance ranging from a 1.0% to 1.5% increase;

•                  A gross margin rate ranging from a decrease of 10 to 30 basis points from the fiscal 2014 rate of 35.7%;

•                  An SG&A expense rate ranging from a 10- to 30-basis-point decrease from the fiscal 2014 rate of 32.9%;

•                  Capital expenditures not to exceed $75 million, net of external contributions; and

•                  An estimated 20 million weighted average diluted shares outstanding.

Our fiscal 2015 guidance does not reflect any potential impact associated with an early termination of the second of our mortgage facilities, thereby excluding the financial effect of the make-whole provision in the agreement, which could range up to approximately $4 million.

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Other income	2.8	2.6	2.7	2.5
	102.8	102.6	102.7	102.5
Costs and expenses:
Costs of merchandise sold	63.2	63.4	64.8	64.1
Selling, general and administrative	38.7	38.3	37.2	37.4
Gain on insurance recovery	(0.1)	—	(0.1)	—
Depreciation and amortization	4.4	4.3	4.0	3.9
Amortization of lease-related interests	0.2	0.2	0.2	0.2
Impairment charges	—	—	—	—
Loss from operations	(3.6)	(3.6)	(3.3)	(3.1)
Interest expense, net	2.7	2.7	2.6	2.6
Loss on extinguishment of debt	0.9	—	0.4	—
Loss before income taxes	(7.2)	(6.3)	(6.3)	(5.7)
Income tax (benefit) provision	—	0.1	—	0.1
Net loss	(7.1)%	(6.4)%	(6.3)%	(5.8)%

Second Quarter of 2015 Compared with Second Quarter of 2014

Net sales:  Net sales in the second quarter of 2015 were $555.4 million, compared with $563.5 million in the second quarter of 2014, reflecting a decrease of 1.4%.  Comparable store sales decreased 1.3% in the period.

The best performing merchandise categories in the second quarter of 2015 were Furniture (included in Home), Moderate Sportswear (included in Women’s Apparel) and Men’s Furnishings (included in Men’s Apparel).  Furniture primarily benefited from strong results of key brands. Moderate Sportswear benefited from increased inventory investment in key items and growth in our activewear business. Men’s Furnishings grew through the expansion of our Big and Tall merchandise to additional doors and increased sales in career related merchandise.

Merchandise categories that were challenged in the period included Coats and Women’s Sportswear (both included in Women’s Apparel) and Hard Home (included in Home). Despite increased sales during the first half of 2015, second quarter sales in Coats were adversely affected by customers reacting unfavorably to our spring outerwear. Women’s Sportswear was adversely impacted by slow sales in traditional categories, despite growth in casual wear.  Hard Home sales were hampered by slow selling in certain product lines. We will continue to adjust our inventory to capitalize on stronger product lines.

Other income:  Other income, which includes income from revenues received under our credit card program agreement, miscellaneous revenue departments and gift and merchandise return card breakage, was $15.6 million in the second quarter of 2015 as compared with $14.7 million in the second quarter of 2014.  The increase primarily reflects increased revenues from our proprietary credit card operations.

Costs and expenses: Gross margin in the second quarter of 2015 decreased $1.6 million to $204.6 million as compared with $206.2 million in the comparable prior year period.  Gross margin as a percentage of net sales increased 24 basis points to 36.8% in the second quarter of 2015 from 36.6% in the comparable prior year period. This increase was due to an increase in the merchandise margin largely due to a reduction in markdowns, partially offset by increased distribution and delivery costs associated with our omnichannel selling efforts.

SG&A expense in the second quarter of 2015 decreased $0.6 million to $215.2 million as compared with $215.8 million in the second quarter of 2014. This reduction was largely driven by expense control measures and avoidance of costs incurred in the prior year period related to the implementation of our expense efficiency initiative, partially offset by increased advertising expenses and continued investment in omnichannel operations and information technology. The current period expense rate, 38.7% of net sales, increased 44 basis points from that of the prior year period as a result of the decreased sales volume in the period.

Gain on insurance recovery of $0.7 million was due to an insurance settlement in the second quarter of 2015, a residual of claims associated with one store that experienced fire damage in the fourth quarter of fiscal 2014.

Depreciation and amortization expense and amortization of lease-related interests increased $0.1 million to $25.3 million in the second quarter of 2015 from $25.2 million in the second quarter of 2014.

Interest expense, net:  Net interest expense was $15.2 million in the second quarter of 2015 as compared with $15.4 million in the second quarter of 2014.  The $0.2 million decrease primarily reflects a decrease in borrowing rates, partially offset by higher average debt levels.

Loss on extinguishment of debt:  In the second quarter of 2015, we recorded charges totaling $4.9 million due to the early termination of one of our mortgage facilities. As a result of the prepayment, we paid an early termination fee of $4.7 million. Additionally, unamortized deferred financing fees were accelerated on the date of termination.

Income tax (benefit) provision:  The effective income tax rate in the second quarter in each of 2015 and 2014 largely reflects our valuation allowance position against all net deferred tax assets.  The $0.2 million income tax benefit in the second quarter of 2015 includes a $0.7 million benefit from the loss on continuing operations which was partially offset by the recognition of deferred tax liabilities associated with indefinite-lived assets.  The income tax provision of $0.4 million in the second quarter of 2014 is primarily due to recognition of deferred tax liabilities associated with indefinite-lived assets.

2015 Compared with 2014

Net sales:  Net sales in 2015 were $1,166.4 million, compared with $1,170.9 million in 2014, reflecting a decrease of 0.4%.  Comparable store sales decreased 0.2% in the period.

The best performing merchandise categories in 2015 were Moderate Sportswear (included in Women’s Apparel), Furniture (included in Home) and Men’s Furnishings (included in Men’s Apparel).  Moderate Sportswear benefited from increased inventory investment in key items and growth in our activewear business. Furniture achieved success from notable sales increases in key brands. Men’s Furnishings grew from the improvement in career related merchandise and the expansion of key brands.

Merchandise categories that were challenged in the period included Petites’ Sportswear (included in Women’s Apparel), Hard Home (included in Home) and Cosmetics. Sales in Petites’ Sportswear improved in casual categories as the season progressed but remained challenged in traditional categories.  Hard Home sales were hampered by slow selling in certain product lines. Cosmetic sales were adversely affected by a reduction in promotional events.

Other income:  Other income, which includes income from revenues received under our credit card program agreement, miscellaneous revenue departments and gift and merchandise return card breakage, was $31.9 million in 2015 as compared with $29.8 million in 2014.  The increase primarily reflects increased revenues from our proprietary credit card operations.

Costs and expenses: Gross margin in 2015 decreased $9.5 million to $411.1 million as compared with $420.6 million in 2014.  Gross margin as a percentage of net sales decreased 68 basis points to 35.2% in 2015 from 35.9% in in 2014, due primarily to increased distribution and delivery costs associated with our omnichannel selling efforts and an unfavorable cumulative markup percentage, partially offset by reduced markdowns.

SG&A expense in 2015 decreased $4.2 million to $433.9 million as compared with $438.1 million in 2014. This reduction was largely driven by expense control measures and avoidance of costs incurred in the prior year in the implementation of our expense efficiency initiative, partially offset by an unfavorable comparison to a prior year gain on sale of assets. The current period expense rate, 37.2% of net sales, decreased 22 basis points from that of the prior year.

Gain on insurance recovery of $0.7 million was due to an insurance settlement in the second quarter of 2015, a residual of claims associated with one store that experienced fire damage in the fourth quarter of fiscal 2014.

Depreciation and amortization expense and amortization of lease-related interests increased $0.5 million to $48.4 million in 2015 from $47.9 million in 2014.

Interest expense, net:  Net interest expense was $30.4 million in 2015 as compared with $30.7 million in 2014.  The $0.3 million decrease primarily reflects a decrease in borrowing rates, partially offset by higher average debt levels.

Loss on extinguishment of debt:  In 2015, we recorded charges totaling $4.9 million due to the early termination of one of our mortgage facilities. As a result of the prepayment, we paid an early termination fee of $4.7 million. Additionally, unamortized deferred financing fees were accelerated on the date of termination.

Income tax (benefit) provision:  The effective income tax rate in each of 2015 and 2014 largely reflects our valuation allowance position against all net deferred tax assets.  The $0.4 million income tax benefit in 2015 includes a $1.3 million benefit from the loss on continuing operations which was partially offset by the recognition of deferred tax liabilities associated with indefinite-lived assets.  The income tax provision of $0.9 million in 2014 is primarily due to recognition of deferred tax liabilities associated with indefinite-lived assets.

Seasonality

Our business, like that of most retailers, is subject to seasonal fluctuations, with the major portion of sales and income realized during the second half of each fiscal year, which includes the holiday season.  Due to the fixed nature of certain costs, SG&A expense is typically higher as a percentage of net sales during the first half of each fiscal year.  We typically finance working capital increases in the second half of each fiscal year through additional borrowings under our $750.0 million senior secured Second Amended and Restated Loan and Security Agreement (the “Second Amended Revolving Credit Facility”) that expires on December 12, 2018 (see “Liquidity and Capital Resources,” below, for further discussion).

Because of the seasonality of our business, results for any quarter are not necessarily indicative of results that may be achieved for a full fiscal year.

Liquidity and Capital Resources

At August 1, 2015, we had $20.9 million in cash and cash equivalents and $265.2 million available under our Second Amended Revolving Credit Facility (before taking into account the minimum borrowing availability covenant under such facility).  Excess availability was $384.2 million as of the comparable prior year period.  The unfavorable excess availability comparison primarily reflects increased direct borrowings to support our operations and, in part, to repay one of our mortgage facilities.

During the second quarter of 2015, we entered into a sale-leaseback arrangement with an unrelated party. Under the arrangement, we sold six retail department stores for $84.0 million and leased them back for a period of 20 years with three optional 10-year renewal terms.  The basic rent payable in connection with the lease is $6.9 million per year, subject to annual adjustments for increases in the Consumer Price Index with a 2% minimum increase and a 4% maximum increase each year.  The leaseback has been accounted for as a capital lease, and we recorded a capital lease asset and obligation of $88.2 million at the beginning of the lease term.

Proceeds from the sale-leaseback transaction, supplemented with borrowings under our Second Amended Revolving Credit Facility, were used to pay the remaining principal balance of $104.5 million on one of the two mortgage facilities due in April 2016. As a result of such prepayment, we paid an early termination fee of $4.7 million.

Current maturities of long-term debt of $103.9 million reflect the outstanding balance of our existing mortgage loan facility which has final payment due April 1, 2016. We are currently reviewing options to address this mortgage facility prior to its due date.

On August 28, 2015, pursuant to the terms of a commitment increase letter acknowledgment, the Tranche A revolving commitments under the Second Amended Revolving Credit Facility were increased from $575.0 million to $650.0 million. This brings total revolving commitments under the Second Amended Revolving Credit Facility to $750.0 million.

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

Our primary sources of working capital are cash flows from operations and borrowings under our Second Amended Revolving Credit Facility, which provides for up to $750.0 million in borrowings (limited by amounts available pursuant to a borrowing base calculation).  Our business follows a seasonal pattern; working capital fluctuates with seasonal variations, reaching its highest level in October or November to fund the purchase of merchandise inventories prior to the holiday season.  The seasonality of our business historically provides greatest cash flow from operations during the holiday season, with fiscal fourth quarter net sales generating the strongest profits of our fiscal year.  As holiday sales significantly reduce inventory levels, this reduction, combined with net income, historically provides us with strong cash flow from operations at the end of our fiscal year.

Cash provided by (used in) our operating, investing and financing activities is summarized as follows:

	TWENTY-SIX
	WEEKS ENDED
	August 1,	August 2,
(Dollars in millions)	2015	2014

Operating activities	$11.0	$(5.7)
Investing activities	38.2	(32.7)
Financing activities	(37.0)	38.9

Net cash provided by operating activities was $11.0 million in 2015; net cash used in operating activities was $5.7 million in 2014.  The increase in cash primarily reflects the favorable change in cash flow from working capital which was largely due to favorable fluctuations in inventories and prepaid expenses and other current assets. This favorable change was partially offset by an increased net loss.

Net cash provided by investing activities was $38.2 million in 2015; net cash used in investing activities was $32.7 million in 2014. The current year inflow of cash reflects $84.0 million of proceeds from the sale of assets associated with the sale-leaseback transaction partially offset by capital expenditures for our new eCommerce fulfillment center, renovations to support our strategic initiatives and information technology.  Capital expenditures totaled $47.4 million and $37.7 million in 2015 and 2014, respectively; these expenditures do not reflect reductions for external contributions (primarily leasehold improvement and fixture allowances received from landlords or vendors) of $4.5 million and $8.6 million in 2015 and 2014, respectively.  We anticipate our fiscal 2015 capital expenditures will not exceed $82.7 million (excluding external contributions of $7.7 million, reducing anticipated net capital investments to $75.0 million).

Net cash used in financing activities was $37.0 million in 2015; net cash provided by financing activities was $38.9 million in 2014. The current year cash outflow was primarily due to the repayment of one of our mortgage facilities, partially offset by increased net borrowings on our Second Amended Revolving Credit Facility to support current year operations and, in part, to repay one of our mortgage facilities.

Aside from planned capital expenditures, the Company’s primary cash requirements will be to service debt and finance working capital increases during peak selling seasons.

We paid a quarterly cash dividend of $0.05 per share on shares of Class A common stock and common stock on February 2, 2015, May 4, 2015 and August 3, 2015 to shareholders of record as of January 16, 2015, April 17, 2015 and July 17, 2015, respectively.  Additionally, on August 25, 2015, we declared a quarterly cash dividend of $0.05 per share, payable November 2, 2015 to shareholders of record as of October 16, 2015.  Our Board of Directors may consider dividends in subsequent periods as it deems appropriate.

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

Recently Issued Accounting Standards

Recently issued accounting standards are discussed in Note 13 to the Consolidated Financial Statements.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Financial Instruments

In the second quarter of 2015, we repaid the remaining principal balance of $104.5 million on one of the two mortgage facilities due in April 2016, as discussed in “Liquidity and Capital Resources” within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

There were no other material changes in our exposures, risk management strategies, or hedging positions since January 31, 2015.  For further information, refer to Item 7A of our fiscal 2014 Annual Report on Form 10-K.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report and, based on this evaluation, concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting that occurred during the thirteen weeks ended August 1, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:                    OTHER INFORMATION

ITEM 6.   EXHIBITS

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

10.1

Lease Agreement dated June 26, 2015 by and between BT (MULTI) LLC and MCRIL, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 29, 2015 (“6/29/15 Form 8-K”))

10.2

Guaranty and Suretyship Agreement, dated as of June 26, 2015, made by The Bon-Ton Stores, Inc., The Bon-Ton Department Stores, Inc. and Carson Pirie Scott II, Inc. (incorporated by reference to Exhibit 10.2 to the 6/29/15 Form 8-K)

10.3

Employment Agreement dated July 6, 2015 and effective as of July 27, 2015 by and between The Bon-Ton Stores, Inc. and William Tracy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 21, 2015 (“7/21/15 Form 8-K”))

10.4	Restricted Stock Agreement for William Tracy (incorporated by reference to Exhibit 10.2 to the 7/21/15 Form 8-K)
10.5

Commitment Increase Letter Acknowledgment, dated as of August 28, 2015, made by The Bon-Ton Department Stores, Inc., Carson Pirie Scott II, Inc., Bon-Ton Distribution, LLC, and McRIL, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 2, 2015)

31.1	Certification of Kathryn Bufano
31.2	Certification of Michael W. Webb
32.1*	Certification Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*                                         Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BON-TON STORES, INC.

DATE:	September 9, 2015	BY:	/s/ Kathryn Bufano
Kathryn Bufano
President and
Chief Executive Officer
(Principal Executive Officer)

DATE:	September 9, 2015	BY:	/s/ Michael W. Webb
Michael W. Webb
Senior Vice President—
Chief Accounting Officer
(Principal Financial & Accounting Officer)