Form 10-Q
period 2015-10-31
BON TON STORES INC
filed 2015-12-09
CIK 878079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended October 31, 2015	Commission File Number
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

As of November 27, 2015, there were 18,178,127 shares of Common Stock, $.01 par value, and 2,951,490 shares of Class A Common Stock, $.01 par value, outstanding.

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE BON-TON STORES, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	October 31,	November 1,	January 31,
(In thousands, except share and per share data)	2015	2014	2015

Assets
Current assets:
Cash and cash equivalents	$21,667	$7,516	$8,753
Merchandise inventories	994,482	970,649	734,956
Prepaid expenses and other current assets	82,647	79,059	93,394
Total current assets	1,098,796	1,057,224	837,103
Property, fixtures and equipment at cost, net of accumulated depreciation and amortization of $951,138, $922,608 and $910,494 at October 31, 2015, November 1, 2014 and January 31, 2015, respectively	643,511	637,217	641,996
Deferred income taxes	14,546	20,486	15,781
Intangible assets, net of accumulated amortization of $62,412, $62,811 and $64,451 at October 31, 2015, November 1, 2014 and January 31, 2015, respectively	85,417	91,891	90,151
Other long-term assets	23,031	23,162	23,483
Total assets	$1,865,301	$1,829,980	$1,608,514

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$362,042	$376,070	$208,882
Accrued payroll and benefits	21,353	24,248	28,848
Accrued expenses	154,831	157,462	158,022
Current maturities of long-term debt	102,997	7,286	6,788
Current maturities of obligations under capital leases	5,262	3,888	3,961
Deferred income taxes	24,589	28,784	24,478
Total current liabilities	671,074	597,738	430,979

Long-term debt, less current maturities	902,647	971,608	850,963
Obligations under capital leases, less current maturities	128,089	46,034	45,016
Other long-term liabilities	181,286	165,897	193,908
Total liabilities	1,883,096	1,781,277	1,520,866

Contingencies (Note 10)

Shareholders’ (deficit) equity
Preferred Stock — authorized 5,000,000 shares at $0.01 par value; no shares issued	—	—	—
Common Stock — authorized 40,000,000 shares at $0.01 par value; issued shares of 18,343,527, 17,818,323 and 17,818,323 at October 31, 2015, November 1, 2014 and January 31, 2015, respectively	183	178	178
Class A Common Stock — authorized 20,000,000 shares at $0.01 par value; issued and outstanding shares of 2,951,490 at October 31, 2015, November 1, 2014 and January 31, 2015	30	30	30
Treasury stock, at cost — 337,800 shares at October 31, 2015, November 1, 2014 and January 31, 2015	(1,387)	(1,387)	(1,387)
Additional paid-in capital	163,747	160,759	161,359
Accumulated other comprehensive loss	(77,573)	(48,006)	(80,405)
(Accumulated deficit) retained earnings	(102,795)	(62,871)	7,873
Total shareholders’ (deficit) equity	(17,795)	48,703	87,648
Total liabilities and shareholders’ (deficit) equity	$1,865,301	$1,829,980	$1,608,514

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
(In thousands, except per share data)	October 31,	November 1,	October 31,	November 1,
(Unaudited)	2015	2014	2015	2014

Net sales	$623,400	$642,735	$1,789,769	$1,813,647
Other income	17,497	16,022	49,369	45,780
	640,897	658,757	1,839,138	1,859,427

Costs and expenses:
Costs of merchandise sold	415,025	409,484	1,170,318	1,159,846
Selling, general and administrative	220,183	220,901	654,055	659,027
Gain on insurance recovery	—	—	(748)	—
Depreciation and amortization	22,786	22,073	69,012	67,678
Amortization of lease-related interests	1,045	1,101	3,207	3,442
Impairment charges	203	273	425	447
(Loss) income from operations	(18,345)	4,925	(57,131)	(31,013)
Interest expense, net	15,846	15,506	46,232	46,224
Loss on extinguishment of debt	—	—	4,862	153

Loss before income taxes	(34,191)	(10,581)	(108,225)	(77,390)
Income tax (benefit) provision	(199)	427	(596)	1,322

Net loss	$(33,992)	$(11,008)	$(107,629)	$(78,712)

Per share amounts —
Basic:
Net loss	$(1.72)	$(0.57)	$(5.47)	$(4.06)

Diluted:
Net loss	$(1.72)	$(0.57)	$(5.47)	$(4.06)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
(In thousands)	October 31,	November 1,	October 31,	November 1,
(Unaudited)	2015	2014	2015	2014

Net loss	$(33,992)	$(11,008)	$(107,629)	$(78,712)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	944	814	2,832	2,442
Comprehensive loss	$(33,048)	$(10,194)	$(104,797)	$(76,270)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	THIRTY-NINE
	WEEKS ENDED
(In thousands)	October 31,	November 1,
(Unaudited)	2015	2014
Cash flows from operating activities:
Net loss	$(107,629)	$(78,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	69,012	67,678
Amortization of lease-related interests	3,207	3,442
Impairment charges	425	447
Share-based compensation expense	2,338	1,902
Gain on sale of property, fixtures and equipment	(2,457)	(2,542)
Reclassifications of accumulated other comprehensive loss	4,774	2,442
Loss on extinguishment of debt	4,862	153
Amortization of deferred financing costs	2,227	2,195
Deferred income tax (benefit) provision	(596)	1,318
Changes in operating assets and liabilities:
Increase in merchandise inventories	(259,525)	(260,915)
Decrease (increase) in prepaid expenses and other current assets	9,399	(2,774)
Decrease in other long-term assets	290	296
Increase in accounts payable	151,915	169,757
(Decrease) increase in accrued payroll and benefits and accrued expenses	(6,976)	1,793
Decrease in other long-term liabilities	(12,005)	(13,676)
Net cash used in operating activities	(140,739)	(107,196)

Cash flows from investing activities:
Capital expenditures	(70,473)	(63,961)
Proceeds from insurance claim	1,510	—
Proceeds from sale of property, fixtures and equipment	85,268	5,297
Net cash provided by (used in) investing activities	16,305	(58,664)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(485,015)	(411,051)
Proceeds from issuance of long-term debt	624,313	575,231
Cash dividends paid	(3,014)	(1,981)
Restricted shares forfeited in lieu of payroll taxes	(399)	(1,937)
Proceeds from stock options exercised	454	22
Deferred financing costs paid	(314)	(69)
Increase in book overdraft balances	1,323	6,103
Net cash provided by financing activities	137,348	166,318

Net increase in cash and cash equivalents	12,914	458

Cash and cash equivalents at beginning of period	8,753	7,058

Cash and cash equivalents at end of period	$21,667	$7,516

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

					Accumulated	(Accumulated
		Class A		Additional	Other	Deficit)
(In thousands, except per share data)	Common	Common	Treasury	Paid-in	Comprehensive	Retained
(Unaudited)	Stock	Stock	Stock	Capital	Loss	Earnings	Total

BALANCE AT FEBRUARY 1, 2014	$178	$30	$(1,387)	$160,772	$(50,448)	$18,811	$127,956

Net loss	—	—	—	—	—	(78,712)	(78,712)
Other comprehensive income	—	—	—	—	2,442	—	2,442
Dividends to shareholders, $0.15 per share	—	—	—	—	—	(2,970)	(2,970)
Restricted shares forfeited in lieu of payroll taxes	(2)	—	—	(1,935)	—	—	(1,937)
Proceeds from stock options exercised	—	—	—	22	—	—	22
Share-based compensation expense	2	—	—	1,900	—	—	1,902
BALANCE AT NOVEMBER 1, 2014	$178	$30	$(1,387)	$160,759	$(48,006)	$(62,871)	$48,703

BALANCE AT JANUARY 31, 2015	$178	$30	$(1,387)	$161,359	$(80,405)	$7,873	$87,648

Net loss	—	—	—	—	—	(107,629)	(107,629)
Other comprehensive income	—	—	—	—	2,832	—	2,832
Dividends to shareholders, $0.15 per share	—	—	—	—	—	(3,039)	(3,039)
Restricted shares forfeited in lieu of payroll taxes	(1)	—	—	(398)	—	—	(399)
Proceeds from stock options exercised	1	—	—	453	—	—	454
Share-based compensation expense	5	—	—	2,333	—	—	2,338
BALANCE AT OCTOBER 31, 2015	$183	$30	$(1,387)	$163,747	$(77,573)	$(102,795)	$(17,795)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.                                      BASIS OF PRESENTATION

The Bon-Ton Stores, Inc., a Pennsylvania corporation, was incorporated on January 31, 1996 as the successor of a company incorporated on January 31, 1929.  As of October 31, 2015, The Bon-Ton Stores, Inc. operated, through its subsidiaries, 270 stores, including nine furniture galleries and four clearance centers, in 26 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson’s, Elder-Beerman, Herberger’s and Younkers nameplates.

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

For purposes of the following discussion, references to the “third quarter of 2015” and the “third quarter of 2014” are to the 13 weeks ended October 31, 2015 and November 1, 2014, respectively.  References to “fiscal 2015” are to the 52 weeks ending January 30, 2016; references to “fiscal 2014” are to the 52 weeks ended January 31, 2015.

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

2.                                      PER-SHARE AMOUNTS

The following table presents a reconciliation of net loss and weighted average shares outstanding used in basic and diluted earnings (loss) per share (“EPS”) calculations for each period presented:

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014

Basic Loss Per Common Share
Net loss	$(33,992)	$(11,008)	$(107,629)	$(78,712)
Less: Income allocated to participating securities	—	—	—	—
Net loss available to common shareholders	$(33,992)	$(11,008)	$(107,629)	$(78,712)

Weighted average common shares outstanding	19,742,212	19,470,674	19,674,082	19,393,072

Basic loss per common share	$(1.72)	$(0.57)	$(5.47)	$(4.06)

Diluted Loss Per Common Share
Net loss	$(33,992)	$(11,008)	$(107,629)	$(78,712)
Less: Income allocated to participating securities	—	—	—	—
Net loss available to common shareholders	$(33,992)	$(11,008)	(107,629)	(78,712)

Weighted average common shares outstanding	19,742,212	19,470,674	19,674,082	19,393,072
Common shares issuable - stock options	—	—	—	—
Weighted average common shares outstanding assuming dilution	19,742,212	19,470,674	19,674,082	19,393,072

Diluted loss per common share	$(1.72)	$(0.57)	$(5.47)	$(4.06)

Due to the Company’s net loss position, weighted average unvested restricted shares (participating securities) of 1,020,723 and 715,140 for the third quarter in each of 2015 and 2014, respectively, and 873,250 and 710,101 for the 39 weeks ended October 31, 2015 and November 1, 2014, respectively, were not considered in the calculation of net loss available to common shareholders used for both basic and diluted EPS.

In addition, weighted average stock option shares (non-participating securities) totaling 0 and 197,593 for the third quarter in each of 2015 and 2014, respectively, and 41,001 and 218,184 for the 39 weeks ended October 31, 2015 and November 1, 2014, respectively, were excluded from the computation of diluted weighted average common shares outstanding, as their effect would have been antidilutive.  Certain of these stock option shares were excluded solely due to the Company’s net loss position.  Had the Company reported net income for the third quarter in each of 2015 and 2014, these shares would have increased diluted weighted average common shares outstanding by 0 and 86,974, respectively. Had the Company reported net income for the 39 weeks ended October 31, 2015 and November 1, 2014, these shares would have increased diluted weighted average common shares outstanding by 5,597 and 96,646, respectively.

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

The carrying value and estimated fair value of the Company’s long-term debt, including current maturities but excluding capital leases, as of October 31, 2015 are as follows:

			Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Second lien senior secured notes	$407,292	$254,802	$254,802	$—	$—
Mortgage facility	102,997	103,446	—	—	103,446
Senior secured credit facility	495,355	495,355	—	—	495,355
Total	$1,005,644	$853,603	$254,802	$—	$598,801

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

4.                                      SUPPLEMENTAL BALANCE SHEET INFORMATION

Prepaid expenses and other current assets were comprised of the following:

	October 31,	November 1,	January 31,
	2015	2014	2015
Other receivables	$37,375	$35,264	$59,734
Prepaid expenses	45,272	43,795	33,660
Total	$82,647	$79,059	$93,394

5.                                      SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental cash flow information is provided for the periods reported:

	THIRTY-NINE
	WEEKS ENDED
	October 31,	November 1,
	2015	2014

Cash paid for:
Interest, net of amounts capitalized	$38,528	$38,439
Income taxes, net of refunds received	(53)	(3)

Non-cash investing and financing activities:
Property, fixtures and equipment included in accrued expenses	$4,021	$6,140
Assets acquired under capital lease	88,229	—
Declared dividends to shareholders included in accrued expenses	1,016	989

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

6.                                      EXIT OR DISPOSAL ACTIVITIES

The following table summarizes exit or disposal activities during the 39 weeks ended October 31, 2015 related to store closings in fiscal 2014, the consolidation of eCommerce fulfillment activities in connection with the Company’s new eCommerce fulfillment center and the Company’s expense efficiency initiative:

	Termination Benefits	Other Costs	Total
Accrued balance as of January 31, 2015	$1,279	$—	$1,279
Provisions
Thirteen weeks ended May 2, 2015	(122)	102	(20)
Thirteen weeks ended August 1, 2015	245	7	252
Thirteen weeks ended October 31, 2015	(190)	12	(178)
Payments
Thirteen weeks ended May 2, 2015	(421)	(102)	(523)
Thirteen weeks ended August 1, 2015	(131)	(7)	(138)
Thirteen weeks ended October 31, 2015	(267)	(12)	(279)
Accrued balance as of October 31, 2015	$393	$—	$393

The above provisions were included within selling, general and administrative expense.

7.                                      EMPLOYEE DEFINED AND POSTRETIREMENT BENEFIT PLANS

The Company provides benefits to certain current and former associates who are eligible under a qualified defined benefit pension plan and various non-qualified supplemental pension plans (collectively, the “Pension Plans”).  Net periodic benefit expense for the Pension Plans includes the following (income) and expense components:

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
Interest cost	$1,702	$1,998	$5,103	$5,993
Expected return on plan assets	(2,410)	(2,490)	(7,229)	(7,470)
Recognition of net actuarial loss	1,698	943	5,094	2,831
Net periodic benefit expense	$990	$451	$2,968	$1,354

During the 39 weeks ended October 31, 2015, contributions of $10,251 were made to the Pension Plans.  The Company anticipates contributing an additional $3,052 to fund the Pension Plans in fiscal 2015 for an annual total of $13,303.

The Company also provides medical and life insurance benefits to certain former associates under a postretirement benefit plan (“Postretirement Benefit Plan”).  Net periodic benefit income for the Postretirement Benefit Plan includes the following (income) and expense components:

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
Interest cost	$16	$23	$48	$67
Recognition of net actuarial gain	(107)	(129)	(320)	(389)
Net periodic benefit income	$(91)	$(106)	$(272)	$(322)

During the 39 weeks ended October 31, 2015, the Company contributed $70 to fund the Postretirement Benefit Plan, and anticipates contributing an additional $285 to fund the Postretirement Benefit Plan in fiscal 2015, for a net annual total of $355.

8.                                      SALE-LEASEBACK AND DEBT

Sale-Leaseback and Mortgage Facility Repayment

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

The leaseback has been accounted for as a capital lease, and the Company recorded a capital lease asset and obligation of $88,229 at the beginning of the lease term.  The loss of $1,971 on this transaction was deferred and is being amortized to expense over the term of the lease.

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

Senior Secured Credit Facility

On August 28, 2015, pursuant to the terms of a commitment increase letter acknowledgment, the Tranche A revolving commitments under the senior secured credit facility were increased from $575,000 to $650,000. This brought total revolving commitments under the senior secured credit facility to $750,000.

See Note 15 for discussion of an additional commitment increase letter acknowledgement under the senior secured credit facility in November 2015.

9.                                      INCOME TAXES

The provisions codified within ASC Topic 740, Income Taxes (“ASC 740”), require companies to assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence using a “more likely than not” standard.  In accordance with ASC 740, the Company maintained a full valuation allowance throughout fiscal 2014 and the 39 weeks ended October

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

31, 2015 on all of the Company’s net deferred tax assets.  The Company’s deferred tax asset valuation allowance totaled $206,338, $176,495 and $161,856 as of October 31, 2015, November 1, 2014 and January 31, 2015, respectively.

The Company recorded net income tax benefits of $199 and $596 for the 13 and 39 weeks ended October 31, 2015, respectively, which include $647 and $1,942 non-cash income tax benefits from continuing operations during the 13 and 39 weeks ended October 31, 2015, respectively.  Pursuant to ASC 740, the Company is required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations. As a result, the Company recorded tax benefits on the losses from continuing operations for the 13 and 39 weeks ended October 31, 2015, respectively, which are exactly offset by income tax expense on other comprehensive income.  In addition, the net income tax benefits include $448 and $1,346 of expense recorded in the 13 and 39 weeks ended October 31, 2015, respectively, for recognition of deferred tax liabilities associated with indefinite-lived assets.  The income tax provisions of $427 and $1,322 recorded in the 13 and 39 weeks ended November 1, 2014, respectively, primarily reflect the recognition of deferred tax liabilities associated with indefinite-lived assets.

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

The changes recognized within other comprehensive income reflect income tax expense of $647 and $0 for the 13 weeks ended in each of October 31, 2015 and November 1, 2014, respectively, and $1,942 and $0 for the 39 weeks ended in each of October 31, 2015 and November 1, 2014, respectively (see Note 9).

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

The condensed consolidating financial information for the Parent, the Issuer and the guarantor and non-guarantor subsidiaries as of October 31, 2015, November 1, 2014 and January 31, 2015 and for the third quarter in each of 2015 and 2014 and the 39 weeks ended October 31, 2015 and November 1, 2014 as presented below has been prepared from the books and records maintained by the Parent, the Issuer and the guarantor and non-guarantor subsidiaries. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the guarantor and non-guarantor subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from affiliates will exist at any time.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Balance Sheet

October 31, 2015

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$3,047	$3,953	$14,666	$—	$21,667
Merchandise inventories	—	662,437	332,045	—	—	994,482
Prepaid expenses and other current assets	—	74,089	6,764	2,262	(468)	82,647
Total current assets	1	739,573	342,762	16,928	(468)	1,098,796
Property, fixtures and equipment at cost, net	—	328,016	181,627	148,263	(14,395)	643,511
Deferred income taxes	—	2,407	12,139	—	—	14,546
Intangible assets, net	—	22,439	62,978	—	—	85,417
Investment in and advances to affiliates	(17,796)	449,013	327,242	—	(758,459)	—
Other long-term assets	—	25,499	850	67	(3,385)	23,031
Total assets	$(17,795)	$1,566,947	$927,598	$165,258	$(776,707)	$1,865,301

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$—	$362,042	$—	$—	$—	$362,042
Accrued payroll and benefits	—	17,123	4,230	—	—	21,353
Accrued expenses	—	85,705	69,413	181	(468)	154,831
Current maturities of long-term debt and obligations under capital leases	—	1,343	3,919	102,997	—	108,259
Deferred income taxes	—	8,241	16,348	—	—	24,589
Total current liabilities	—	474,454	93,910	103,178	(468)	671,074

Long-term debt and obligations under capital leases, less current maturities	—	976,414	54,322	—	—	1,030,736
Other long-term liabilities	—	137,190	42,860	4,621	(3,385)	181,286
Total liabilities	—	1,588,058	191,092	107,799	(3,853)	1,883,096

Shareholders’ (deficit) equity	(17,795)	(21,111)	736,506	57,459	(772,854)	(17,795)

Total liabilities and shareholders’ (deficit) equity	$(17,795)	$1,566,947	$927,598	$165,258	$(776,707)	$1,865,301

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

Thirteen Weeks Ended October 31, 2015

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$375,130	$248,270	$—	$—	$623,400
Other income	—	10,726	6,771	—	—	17,497
	—	385,856	255,041	—	—	640,897

Costs and expenses:
Costs of merchandise sold	—	252,888	162,137	—	—	415,025
Selling, general and administrative	—	136,430	88,791	(24)	(5,014)	220,183
Depreciation and amortization	—	12,523	8,436	1,989	(162)	22,786
Amortization of lease-related interests	—	478	567	—	—	1,045
Impairment charges	—	203	—	—	—	203
Loss from operations	—	(16,666)	(4,890)	(1,965)	5,176	(18,345)

Other income (expense):
Intercompany income	—	432	6,250	4,320	(11,002)	—
Equity in (losses) earnings of subsidiaries	(34,191)	1,227	—	—	32,964	—
Interest expense, net	—	(19,184)	(981)	(1,669)	5,988	(15,846)

(Loss) income before income taxes	(34,191)	(34,191)	379	686	33,126	(34,191)
Income tax (benefit) provision	(199)	(199)	235	—	(36)	(199)

Net (loss) income	$(33,992)	$(33,992)	$144	$686	$33,162	$(33,992)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive (Loss) Income

Thirteen Weeks Ended October 31, 2015

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(33,992)	$(33,992)	$144	$686	$33,162	$(33,992)
Other comprehensive income, net of tax: Pension and postretirement benefit plans	944	944	—	—	(944)	944
Comprehensive (loss) income	$(33,048)	$(33,048)	$144	$686	$32,218	$(33,048)

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

Thirty-Nine Weeks Ended October 31, 2015

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,063,399	$726,370	$—	$—	$1,789,769
Other income	—	29,346	20,023	—	—	49,369
	—	1,092,745	746,393	—	—	1,839,138

Costs and expenses:
Costs of merchandise sold	—	698,924	471,394	—	—	1,170,318
Selling, general and administrative	—	403,537	269,246	(14,549)	(4,179)	654,055
Gain on insurance recovery	—	—	(748)	—	—	(748)
Depreciation and amortization	—	36,706	25,334	7,188	(216)	69,012
Amortization of lease-related interests	—	1,467	1,740	—	—	3,207
Impairment charges	—	425	—	—	—	425
(Loss) income from operations	—	(48,314)	(20,573)	7,361	4,395	(57,131)

Other income (expense):
Intercompany income	—	1,328	16,526	16,673	(34,527)	—
Equity in losses of subsidiaries	(108,225)	(9,780)	—	—	118,005	—
Interest expense, net	—	(51,459)	(2,680)	(7,830)	15,737	(46,232)
Loss on extinguishment of debt	—	—	—	(4,862)	—	(4,862)

(Loss) income before income taxes	(108,225)	(108,225)	(6,727)	11,342	103,610	(108,225)
Income tax (benefit) provision	(596)	(596)	703	—	(107)	(596)

Net (loss) income	$(107,629)	$(107,629)	$(7,430)	$11,342	$103,717	$(107,629)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive (Loss) Income

Thirty-Nine Weeks Ended October 31, 2015

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(107,629)	$(107,629)	$(7,430)	$11,342	$103,717	$(107,629)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	2,832	2,832	—	—	(2,832)	2,832
Comprehensive (loss) income	$(104,797)	$(104,797)	$(7,430)	$11,342	$100,885	$(104,797)

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Cash Flows

Thirty-Nine Weeks Ended October 31, 2015

			Guarantor	Non-Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$3,413	$(185,446)	$16,900	$32,154	$(7,760)	$(140,739)

Cash flows from investing activities:
Capital expenditures	—	(54,191)	(16,282)	—	—	(70,473)
Intercompany investing activity	(454)	(32,433)	—	—	32,887	—
Proceeds from insurance claim	—	—	1,510	—	—	1,510
Proceeds from sale of property, fixtures and equipment	—	17,546	66	67,656	—	85,268
Net cash (used in) provided by investing activities	(454)	(69,078)	(14,706)	67,656	32,887	16,305

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(368,946)	(2,784)	(113,285)	—	(485,015)
Proceeds from issuance of long-term debt	—	624,313	—	—	—	624,313
Intercompany financing activity	—	(3,014)	—	28,141	(25,127)	—
Deferred financing costs paid	—	(314)	—	—	—	(314)
Cash dividends paid	(3,014)	—	—	—	—	(3,014)
Restricted shares forfeited in lieu of payroll taxes	(399)	—	—	—	—	(399)
Proceeds from stock options exercised	454	—	—	—	—	454
Increase in book overdraft balances	—	1,323	—	—	—	1,323
Net cash (used in) provided by financing activities	(2,959)	253,362	(2,784)	(85,144)	(25,127)	137,348

Net (decrease) increase in cash and cash equivalents	—	(1,162)	(590)	14,666	—	12,914

Cash and cash equivalents at beginning of period	1	4,209	4,543	—	—	8,753

Cash and cash equivalents at end of period	$1	$3,047	$3,953	$14,666	$—	$21,667

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

13.     RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest-Imputation of Interest (“ASU 2015-03”).  The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB issued ASU No. 2015-15 as an amendment to ASU 2015-03 to provide guidance on presentation and subsequent measurement of debt issuance costs relating to Line-of-Credit Arrangements. The guidance is effective for fiscal years beginning after December 15, 2015.  The Company is currently reviewing the revised guidance and assessing the potential impact on its consolidated financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.  The new standard requires that all deferred tax liabilities and assets be classified as noncurrent.  The guidance is effective for fiscal years beginning after December 15, 2016.  The Company is currently reviewing the revised guidance and assessing the potential impact on its consolidated financial statements.

14.     CREDIT CARD PROGRAM AMENDMENT

On October 28, 2015, the Company entered into Amendment No. 1 (the “Amendment”) to the Private Label Credit Card Program Agreement (the “Program Agreement”) with Comenity Bank, a subsidiary of Alliance Data Systems Corporation (“ADS”). The Program Agreement had an original term of seven years from the program commencement date of July 24, 2012. The Amendment provides that the original term was extended three years to July 24, 2022, with successive two-year renewal terms thereafter, unless otherwise terminated in accordance with the Program Agreement.

The Amendment provides that, in consideration for the extension of the term, ADS will pay the Company an extension bonus of $6,000, payable $1,000 within five business days of July 24, 2017 and $5,000 within five business days of July 24, 2019, as well as an increased royalty rate based on a percentage of credit card sales during the term of the Program Agreement. The remaining deferred bonus from the original agreement and the deferred bonus received in connection with the Amendment will be amortized over the new extended term of the Program Agreement.

The Amendment also provides that ADS will pay the costs, subject to prescribed maximums, for the reissuance of credit cards in 2016 and either 2018 or 2019. In addition, the Amendment provides for an additional annual contribution by ADS, beginning July 24, 2015, for Company costs associated with the marketing and promotion of the private label credit card program.

15.     SUBSEQUENT EVENT

On November 17, 2015, pursuant to the terms of a commitment increase letter acknowledgment, the Tranche A revolving commitments under the senior secured credit facility were increased from $650,000 to $730,000. This brings total revolving commitments under the senior secured credit facility to $830,000.

ITEM 2.                                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of the following discussion, references to the “third quarter of 2015” and the “third quarter of 2014” are to the 13 weeks ended October 31, 2015 and November 1, 2014, respectively.  References to “2015” and “2014” are to the 39 weeks ended October 31, 2015 and November 1, 2014, respectively. References to “fiscal 2016” are to the 52-week period ending January 28, 2017; references to “fiscal 2015” are to the 52-week period ending January 30, 2016; references to “fiscal 2014” are to the 52-week period ended January 31, 2015.  References to the “Company,” “we,” “us,” and “our” refer to The Bon-Ton Stores, Inc. and its subsidiaries.

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

Performance Summary and Fiscal 2015 Guidance

Our results were challenged in the third quarter of 2015.  Sales were pressured by unseasonably warm weather, which significantly impacted our cold-weather classifications, and by continued weakness in overall traffic trends.  Gross margin was similarly pressured by increased markdowns in response to sales trends.  Recognizing that the competitive environment is likely to continue, we remain focused on creating a differentiated and compelling product assortment and leveraging our home town strategy.

Our revenues in the period benefited from a 3.0% increase in sales associated with our proprietary credit card.  Additionally, we realized continued growth in the penetration of proprietary credit card sales to total sales which, at 54.5% in the third quarter of 2015, exceeded that of the prior year by 299 basis points.  On October 28, 2015, we amended and extended our private label credit card program agreement with a bank subsidiary of Alliance Data Systems Corporation (“ADS”), extending our valued partnership with ADS three years to July 2022.  As a result of the amendment, we will receive an increased royalty rate based on a percentage of credit card sales, additional funding for marketing and promotions and an extension bonus.

We completed a $75 million accordion exercise on August 28, 2015 and, subsequent to the third quarter of fiscal 2015, completed a second accordion exercise of $80 million that cumulatively expanded our borrowing capabilities under our revolving credit facility by $155 million, bringing total revolving commitments to $830 million.  We increased our borrowing capabilities to provide flexibility with refinancing efforts.

As we are not anticipating major changes in the retail environment in the near term, we are pursuing a number of endeavors to drive additional process improvements and further reduce expenses.  We expect our plan to yield approximately $35 million in annual savings in fiscal 2016.  We believe these expense savings, which will benefit selling, general and administrative (“SG&A”) expense and gross margin, combined with lower capital spending and inventory levels, will positively impact fiscal 2016 cash flow.

Given our challenging third quarter of 2015 results, we have tempered our expectations for the balance of the year and, on November 19, 2015, revised our fiscal 2015 guidance.  We now expect earnings per diluted share in a range of a loss of $2.15 to $2.65.

Assumptions reflected in our full-year guidance include the following:

•                  A comparable store sales performance ranging from a decrease of 0.5% to 1.5%;

•                  A gross margin rate ranging from a decrease of 70 to 80 basis points from the fiscal 2014 rate of 35.7%;

•                  An SG&A expense rate ranging from a 30- to 60-basis-point increase over the fiscal 2014 rate of 32.9%;

•                  Capital expenditures not to exceed $71 million, net of external contributions; and

•                  An estimated 20 million weighted average diluted shares outstanding.

Our fiscal 2015 guidance does not reflect any potential impact associated with an early termination of our remaining mortgage facility, thereby excluding the financial effect of the make-whole provision in the agreement, which could range up to approximately $2 million.  It also does not include any implementation costs associated with the planned expense reductions in fiscal 2016, as these costs have yet to be determined.

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Other income	2.8	2.5	2.8	2.5
	102.8	102.5	102.8	102.5
Costs and expenses:
Costs of merchandise sold	66.6	63.7	65.4	64.0
Selling, general and administrative	35.3	34.4	36.5	36.3
Gain on insurance recovery	—	—	—	—
Depreciation and amortization	3.7	3.4	3.9	3.7
Amortization of lease-related interests	0.2	0.2	0.2	0.2
Impairment charges	—	—	—	—
(Loss) income from operations	(2.9)	0.8	(3.2)	(1.7)
Interest expense, net	2.5	2.4	2.6	2.5
Loss on extinguishment of debt	—	—	0.3	—
Loss before income taxes	(5.5)	(1.6)	(6.0)	(4.3)
Income tax (benefit) provision	—	0.1	—	0.1
Net loss	(5.5)%	(1.7)%	(6.0)%	(4.3)%

Third Quarter of 2015 Compared with Third Quarter of 2014

Net sales:  Net sales in the third quarter of 2015 were $623.4 million, compared with $642.7 million in the third quarter of 2014, reflecting a decrease of 3.0%.  Comparable store sales decreased 2.6% in the period, due to unseasonably warm weather in our markets and the continuation of soft traffic trends.

The best performing merchandise categories in the third quarter of 2015 were Men’s Sportswear (included in Men’s Apparel), Young Contemporary Apparel and Moderate Sportswear (both included in Women’s Apparel).  Men’s Sportswear primarily benefited from the introduction of a new national brand and the strategic expansion of activewear to additional doors. Sales in Young Contemporary Apparel grew as a result of continued investment in key items and brands.  Moderate Sportswear benefited from the expansion of a key brand and the introduction of a new national brand.

Merchandise categories that were challenged in the period included Petites’ Sportswear and Women’s Sportswear (both included in Women’s Apparel) and Footwear. Sales in Petites’ Sportswear, specifically traditional categories, have been challenged in 2015; we are directing inventory investment to updated categories that are performing well. Despite growth in career related merchandise, Women’s Sportswear was adversely impacted by slow sales in seasonal merchandise.  Warm weather hampered sales in Footwear but sales are expected to improve as the winter climate takes hold in the future months.

Other income:  Other income, which includes income from revenues received under our credit card program agreement, miscellaneous revenue departments and gift and merchandise return card breakage, was $17.5 million in the third quarter of 2015 as compared with $16.0 million in the third quarter of 2014.  The increase primarily reflects increased revenues from our proprietary credit card operations.

Costs and expenses: Gross margin in the third quarter of 2015 decreased $24.9 million to $208.4 million as compared with $233.3 million in the comparable prior year period.  Gross margin as a percentage of net sales decreased 286 basis points to 33.4% in the third quarter of 2015 from 36.3% in the comparable prior year period. This decrease was primarily due to increased net markdowns, an unfavorable cumulative markup percentage and increased distribution and delivery costs associated with our omnichannel selling efforts.

SG&A expense in the third quarter of 2015 decreased $0.7 million to $220.2 million as compared with $220.9 million in the third quarter of 2014. This reduction was largely driven by expense control measures and avoidance of costs incurred in the prior year period related to the implementation of our expense efficiency initiative, partially offset by increased advertising expenses and continued investment in omnichannel operations. The current period expense rate, 35.3% of net sales, increased 95 basis points from that of the prior year period as a result of the decreased sales volume in the period.

Depreciation and amortization expense and amortization of lease-related interests increased $0.6 million to $23.8 million in the third quarter of 2015 from $23.2 million in the third quarter of 2014.

Interest expense, net:  Net interest expense was $15.8 million in the third quarter of 2015 as compared with $15.5 million in the third quarter of 2014.  The $0.3 million increase primarily reflects higher average debt levels.

Income tax (benefit) provision:  The effective income tax rate in the third quarter in each of 2015 and 2014 largely reflects our valuation allowance position against all net deferred tax assets.  The $0.2 million income tax benefit in the third quarter of 2015 includes a $0.6 million benefit from the loss on continuing operations which was partially offset by the recognition of deferred tax liabilities associated with indefinite-lived assets.  The income tax provision of $0.4 million in the third quarter of 2014 is due to recognition of deferred tax liabilities associated with indefinite-lived assets.

2015 Compared with 2014

Net sales:  Net sales in 2015 were $1,789.8 million, compared with $1,813.6 million in 2014, reflecting a decrease of 1.3%.  Comparable store sales decreased 1.0% in the period.

The best performing merchandise categories in 2015 were Moderate Sportswear and Young Contemporary Apparel (both included in Women’s Apparel) and Furniture (included in Home).  Moderate

Sportswear benefited from increased inventory investment in key items and growth in our activewear business (including the introduction of a new national brand). Sales in Young Contemporary Apparel grew as a result of continued investment in key items and brands.  Furniture achieved success from notable sales increases in key items.

Merchandise categories that were challenged in the period included Petites’ Sportswear and Women’s Sportswear (both included in Women’s Apparel) and Hard Home (included in Home). Sales in Petites’ Sportswear, specifically traditional categories, have been challenged in 2015; we are directing inventory investment to updated categories that are performing well. Women’s Sportswear was adversely impacted by slow sales in traditional categories (including seasonal merchandise), despite growth in casual wear and activewear. Hard Home sales were hampered by slow selling in certain product lines.

Other income:  Other income, which includes income from revenues received under our credit card program agreement, miscellaneous revenue departments and gift and merchandise return card breakage, was $49.4 million in 2015 as compared with $45.8 million in 2014.  The increase primarily reflects increased revenues from our proprietary credit card operations.

Costs and expenses: Gross margin in 2015 decreased $34.3 million to $619.5 million as compared with $653.8 million in 2014.  Gross margin as a percentage of net sales decreased 144 basis points to 34.6% in 2015 from 36.0% in 2014, due primarily to increased distribution and delivery costs associated with our omnichannel selling efforts and an unfavorable cumulative markup percentage, partially offset by reduced markdowns.

SG&A expense in 2015 decreased $5.0 million to $654.1 million as compared with $659.0 million in 2014. This reduction was largely driven by expense control measures and avoidance of costs incurred in the prior year in the implementation of our expense efficiency initiative, partially offset by an unfavorable comparison to a prior year gain on sale of assets. The current period expense rate, 36.5% of net sales, decreased 21 basis points from that of the prior year.

Gain on insurance recovery of $0.7 million was due to an insurance settlement in the second quarter of 2015, a residual of claims associated with one store that experienced fire damage in the fourth quarter of fiscal 2014.

Depreciation and amortization expense and amortization of lease-related interests increased $1.1 million to $72.2 million in 2015 from $71.1 million in 2014.

Interest expense, net:  Net interest expense was $46.2 million in both 2015 and 2014.  A decrease in borrowing rates was offset by higher average debt levels.

Loss on extinguishment of debt:  In 2015, we recorded charges totaling $4.9 million due to the early termination of one of our mortgage facilities. As a result of the prepayment, we paid an early termination fee of $4.7 million. Additionally, unamortized deferred financing fees were accelerated on the date of termination.

Income tax (benefit) provision:  The effective income tax rate in each of 2015 and 2014 largely reflects our valuation allowance position against all net deferred tax assets.  The $0.6 million income tax benefit in 2015 includes a $1.9 million benefit from the loss on continuing operations which was partially offset by the recognition of deferred tax liabilities associated with indefinite-lived assets.  The income tax provision of $1.3 million in 2014 is primarily due to recognition of deferred tax liabilities associated with indefinite-lived assets.

Seasonality

Our business, like that of most retailers, is subject to seasonal fluctuations, with the major portion of sales and income realized during the second half of each fiscal year, which includes the holiday season.  Due to the fixed nature of certain costs, SG&A expense is typically higher as a percentage of net sales during the first half of each fiscal year.  We typically finance working capital increases in the second half of each fiscal year through additional borrowings under our $830.0 million senior secured Second Amended and Restated Loan and Security Agreement (the “Second Amended Revolving Credit Facility”) that expires on December 12, 2018 (see “Liquidity and Capital Resources,” below, for further discussion).

Because of the seasonality of our business, results for any quarter are not necessarily indicative of results that may be achieved for a full fiscal year.

Liquidity and Capital Resources

At October 31, 2015, we had $21.7 million in cash and cash equivalents and $250.2 million available under our Second Amended Revolving Credit Facility (before taking into account the minimum borrowing availability covenant under such facility).  Excess availability was $312.8 million as of the comparable prior year period.  The unfavorable excess availability comparison primarily reflects increased direct borrowings to support our operations and, in part, to repay one of our mortgage facilities.

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

Current maturities of long-term debt of $103.0 million reflect the outstanding balance of our existing mortgage loan facility which has final payment due April 1, 2016. We are currently reviewing options to address this mortgage facility prior to its due date, including refinancing under our Second Amended Revolving Credit Facility or through other potential sources of financing.

On August 28, 2015, pursuant to the terms of a commitment increase letter acknowledgment, the Tranche A revolving commitments under the Second Amended Revolving Credit Facility were increased from $575.0 million to $650.0 million. This brought total revolving commitments under the Second Amended Revolving Credit Facility to $750.0 million.

On November 17, 2015, pursuant to the terms of a commitment increase letter acknowledgment, the Tranche A revolving commitments under the Second Amended Revolving Credit Facility were increased from $650.0 million to $730.0 million. This brings total revolving commitments under the Second Amended Revolving Credit Facility to $830.0 million.

Typically, cash flows from operations are impacted by the effect on sales of (1) consumer confidence, (2) weather in the geographic markets served by the Company, (3) general economic conditions and (4) competitive conditions existing in the retail industry.  A downturn in any single factor or a combination of factors could have a material adverse impact upon our ability to generate sufficient cash flows to operate our business.  While the current economic uncertainty affects our assessment of short-term liquidity, we consider our resources (including, but not limited to, cash flows from operations supplemented by borrowings under the Second Amended Revolving Credit Facility, or other potential borrowings) adequate to satisfy our cash needs for at least the next 12 months.

Our primary sources of working capital are cash flows from operations and borrowings under our Second Amended Revolving Credit Facility, which provides for up to $830.0 million in borrowings (limited by amounts available pursuant to a borrowing base calculation).  Our business follows a seasonal pattern; working capital fluctuates with seasonal variations, reaching its highest level in October or November to fund the purchase of merchandise inventories prior to the holiday season.  The seasonality of our business historically provides greatest cash flow from operations during the holiday season, with fiscal fourth quarter net sales generating the strongest profits of our fiscal year.  As holiday sales significantly reduce inventory levels, this reduction, combined with net income, historically provides us with strong cash flow from operations at the end of our fiscal year.

Cash (used in) provided by our operating, investing and financing activities is summarized as follows:

	THIRTY-NINE
	WEEKS ENDED
	October 31,	November 1,
(Dollars in millions)	2015	2014

Operating activities	$(140.7)	$(107.2)
Investing activities	16.3	(58.7)
Financing activities	137.3	166.3

Net cash used in operating activities was $140.7 million and $107.2 million in 2015 and 2014, respectively.  The decrease in cash primarily reflects the increased net loss and an unfavorable change in cash flow from working capital. The working capital change was largely due to unfavorable fluctuations in accounts payable and accrued expenses, partially offset by a favorable variance in prepaid expenses and other current assets.

Net cash provided by investing activities was $16.3 million in 2015; net cash used in investing activities was $58.7 million in 2014. The current year inflow of cash reflects $84.0 million of proceeds from the sale of assets associated with the sale-leaseback transaction partially offset by capital expenditures primarily for our new eCommerce fulfillment center, renovations to support our strategic initiatives and information technology.  Capital expenditures totaled $70.5 million and $64.0 million in 2015 and 2014, respectively; these expenditures do not reflect reductions for external contributions (primarily leasehold improvement and fixture allowances received from landlords or vendors) of $8.6 million and $14.8 million in 2015 and 2014, respectively.  We anticipate our fiscal 2015 capital expenditures will not exceed $86.3 million (excluding external contributions of $15.3 million, reducing anticipated net capital investments to $71.0 million).

Net cash provided by financing activities was $137.3 million and $166.3 million in 2015 and 2014, respectively. The decrease in current year cash inflow was primarily due to the repayment of one of our mortgage facilities, partially offset by increased net borrowings on our Second Amended Revolving Credit Facility to support current year operations and, in part, to repay one of our mortgage facilities.

Aside from planned capital expenditures, the Company’s primary cash requirements will be to service debt and finance working capital increases during peak selling seasons.

We paid a quarterly cash dividend of $0.05 per share on shares of Class A common stock and common stock on February 2, 2015, May 4, 2015, August 3, 2015 and November 2, 2015 to shareholders of record as of January 16, 2015, April 17, 2015, July 17, 2015 and October 16, 2015, respectively.  Our Board of Directors has not declared an additional dividend as a result of the current shareholders’ deficit and the requirements of Pennsylvania state law.  Our Board of Directors may consider dividends in subsequent periods as it deems appropriate.

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

Forward-Looking Statements

Certain information included in this report (as well as other communications made or to be made by the Company) and other materials filed or to be filed by the Company with the Securities and Exchange Commission contain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which may be identified by words or phrases such as “may,” “could,” “would,” “will,” “plan,” “expect,” “believe,” “anticipate,” “estimate,” “project,” “intend,” “look forward to” or other similar expressions, including the Company’s fiscal 2015 guidance, involve important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.  Factors that could cause such differences include, but are not limited to, risks related to retail businesses generally; a significant and prolonged deterioration of general economic conditions which could negatively impact the Company, including the potential write-down of the current valuation of intangible assets and deferred taxes; risks related to the Company’s proprietary credit card program; potential increases in pension obligations; consumer spending patterns, debt levels, and the availability and cost of consumer credit; additional competition from existing and new competitors or changes in the competitive environment; inflation; deflation; changes in the costs of fuel and other energy and transportation costs; weather conditions that could negatively impact sales; uncertainties associated with expanding or remodeling existing stores; the ability to attract and retain qualified management; the dependence upon relationships with vendors and their factors; a data security breach or system failure; the ability to reduce or control SG&A expenses, including initiatives to reduce expenses and improve efficiency; operational disruptions; unsuccessful marketing initiatives; the ability to expand capacity and improve efficiency through the Company’s new eCommerce fulfillment center; changes in, or the failure to successfully implement, our key strategies, including initiatives to improve our merchandising, marketing and operations; adverse outcomes in litigation; the incurrence of unplanned capital expenditures; the ability to obtain financing for working capital, capital expenditures and general corporate purposes; the impact of regulatory requirements including the Health Care Reform Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act;  the inability or limitations on the Company’s ability to favorably adjust the valuation allowance on deferred tax assets; and the financial condition of mall operators.  Additional factors that could cause the Company’s actual results to differ from those contained in these forward-looking statements are discussed in greater detail under Item 1A of the Company’s Annual Report on Form 10-K for fiscal 2014 filed with the Securities and Exchange Commission.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting that occurred during the thirteen weeks ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:                    OTHER INFORMATION

ITEM 6.   EXHIBITS

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

10.1

Commitment Increase Letter Acknowledgment, dated as of August 28, 2015, made by The Bon-Ton Department Stores, Inc., Carson Pirie Scott II, Inc., Bon-Ton Distribution, LLC, and McRIL, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 2, 2015)

10.2

Amendment No. 1 to The Bon-Ton Stores, Inc. Private Label Credit Card Program Agreement dated October 28, 2015 and effective as of October 28, 2015 by and between The Bon-Ton Stores, Inc. and Comenity Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 3, 2015)

10.3

Employment Agreement dated October 29, 2015 and effective as of November 9, 2015 by and between The Bon-Ton Stores, Inc. and Nancy A. Walsh (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 4, 2015 (“11/4/15 Form 8-K”))

10.4	Restricted Stock Agreement for Nancy A. Walsh (incorporated by reference to Exhibit 10.2 to the 11/4/15 Form 8-K)
10.5

Commitment Increase Letter Acknowledgment, dated November 17, 2015, made by The Bon-Ton Department Stores, Inc., Carson Pirie Scott II, Inc., Bon-Ton Distribution, LLC, and McRIL, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 18, 2015)

31.1	Certification of Kathryn Bufano
31.2	Certification of Nancy A. Walsh
32.1*	Certification Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*                                         Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BON-TON STORES, INC.

DATE:	December 9, 2015	BY:	/s/ Kathryn Bufano
Kathryn Bufano
President and
Chief Executive Officer
(Principal Executive Officer)

DATE:	December 9, 2015	BY:	/s/ Nancy A. Walsh
Nancy A. Walsh
Executive Vice President—
Chief Financial Officer
(Principal Financial Officer)

DATE:	December 9, 2015	BY:	/s/ Michael W. Webb
Michael W. Webb
Senior Vice President—
Chief Accounting Officer
(Principal Accounting Officer)