Form 10-K
period 2016-01-30
BON TON STORES INC
filed 2016-04-13
CIK 878079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended January 30, 2016	Commission File Number 0-19517

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $65.8 million as of the last business day of the registrant's most recently completed second fiscal quarter. For purposes of this calculation only, the registrant has excluded all shares held in the treasury or that may be deemed to be beneficially owned by executive officers and directors of the registrant. By doing so, the registrant does not concede that such persons are affiliates for purposes of the federal securities laws.

         As of March 25, 2016, there were 18,095,177 shares of Common Stock, $.01 par value, and 2,951,490 shares of Class A Common Stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement for the 2016 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference in Part III to the extent described in Part III.

        The Bon-Ton Stores, Inc. operates on a fiscal year, consisting of the 52- or 53-week period ending on the Saturday nearer January 31 of the following calendar year. References to "2015," "2014" and "2013" represent the 2015 fiscal year ended January 30, 2016, the 2014 fiscal year ended January 31, 2015 and the 2013 fiscal year ended February 1, 2014, respectively. References to "2016" represent the 2016 fiscal year ending January 28, 2017.

        References to "the Company," "we," "us," and "our" refer to The Bon-Ton Stores, Inc. and its subsidiaries.

 PART I

Item 1.    Business

Overview

        The Company, a Pennsylvania corporation, was founded in 1898 and is one of the largest regional department store operators in the United States, offering a broad assortment of brand-name fashion apparel and accessories for women, men and children. Our merchandise offerings also include cosmetics, home furnishings and other goods. We currently operate 267 stores in 26 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner's, Boston Store, Carson's, Elder-Beerman, Herberger's and Younkers nameplates, encompassing a total of approximately 25 million square feet.

Industry Overview

        We compete in the department store segment of the U.S. retail industry, a highly competitive environment. The department store industry continues to evolve in response to competitive retail formats—mass merchandisers, national chain retailers, specialty retailers and online retailers—and the expansion of mobile technology and social media.

        Our operating results and performance, and that of our competitors, depend significantly on economic conditions and their impact on consumer spending. Presently, there are numerous business and economic factors affecting the retail industry, including the department store sector. These factors include underemployment and the low labor participation rate, fluctuating consumer confidence, consumer buying habits and slow growth in the U.S. economy and around the globe.

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

Merchandise Category	2015	2014	2013
Women's Apparel	24.5%	24.6%	24.8%
Home	16.9	17.1	16.6
Cosmetics	13.6	13.7	14.1
Men's Apparel	12.3	11.8	11.9
Accessories	9.7	9.9	9.9
Footwear	9.4	9.6	9.6
Children's Apparel	6.9	6.8	6.7
Intimate Apparel	3.9	3.9	3.9
Young Contemporary Apparel	2.6	2.5	2.1
Other	0.2	0.1	0.4

Total	100.0%	100.0%	100.0%

Nationally Distributed Brands

        Our nationally distributed brand assortment includes many of the most well-known and popular labels in the apparel, accessories, footwear, cosmetics and home furnishings industries such as Anne Klein, Calvin Klein, Carters, Chaps, Clarks, Clinique, Coach, Estée Lauder, Fossil, Free People, Frye, Jessica Simpson, Kenneth Cole, Keurig, Lancôme, Lauren, Levi's, Michael Kors, Nine West, Polo, Sperry, Steve Madden, Under Armour and Vince Camuto. We believe these, and other, brands enable us to position our stores as headquarters for fashion, offering both newness and wardrobe staples at competitive prices. We believe we maintain excellent relationships with our merchandise vendors, working collaboratively to select the most compelling assortments for our customers.

Private Brands

        Our exclusive private brands complement our offerings of nationally distributed brands and are a key component of our overall merchandising strategy. Our private brand portfolio includes popular brands such as Laura Ashley, Ruff Hewn, Relativity, Studio Works, Breckenridge, Exertek, Living Quarters, Paradise Collections, Le Tigre, Cuddle Bear, John Bartlett, and Casa by Victor Alfaro.

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

        Consistent with industry practice, we receive allowances from certain of our vendors in support of the merchandise sold to us that was marked down or otherwise did not allow us to achieve certain margins when sold to our customers. Additionally, we receive advertising allowances and reimbursement of certain payroll expenses from some of our vendors, which primarily represent reimbursements of specific, incremental and identifiable costs incurred to promote and sell the vendors' merchandise.

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

Marketing

        Our strategic marketing initiatives develop and enhance our brand equity and support our position as a leading shopping destination among our target customers. Our multi-faceted marketing program is designed to engage our customers through multiple media channels and allows us to attract new customers and to maintain loyalty with our existing customer base. We are focused on implementing a media mix strategy that optimizes media channels and maximizes our return on investment. We will continue to adjust our media mix, leveraging traditional print media as well as broadcast and digital media to support our multi-channel marketing programs. We are expanding our use of highly targeted digital media as well as increasing our investments in social media platforms. We will continue to enhance our efforts with regard to localizing content as well as implementing personalization strategies for email and direct marketing to further increase the relevancy of our marketing messages for individual customers.

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

Proprietary Credit Card

        Evidencing our customer satisfaction and loyalty is the high penetration rate of our proprietary credit card program. We have approximately 3.8 million active proprietary credit card holders. Our private label credit card program is administered by Comenity Bank, a subsidiary of Alliance Data Systems Corporation ("ADS").

        Our proprietary credit card loyalty program is designed to cultivate long-term relationships with our customers by offering rewards and privileges to all members, including advanced sales notices, savings and events. The program is designed to promote increased visits to our stores and shopping across multiple departments within our stores.

Customer Service

        We maintain a sales force of knowledgeable and well-trained sales associates to deliver excellent service to our customers. Sales associates are trained in the areas of customer service, selling skills and product knowledge. Our new associates receive computer-based training to deliver an effective, efficient and uniform training experience. In 2016, we will continue to conduct "Customer First" training for all newly-hired associates, a program designed to increase engagement with our customers on the selling floor, and use point-of-sale ("POS") modules and MP3s as training tools for selling skills, product knowledge and trend updates for our sales associates. We view customer service as a key element of our growth strategy and have identified opportunities to enhance service and deliver meaningful results. To that end, we implemented a new training program for our store personnel with a focus on the customer service aspects of our new "Let Us Find It" software that provides customer-friendly access to 100% of the Company's available inventory.

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

        We believe that customers are responding favorably to retailers that make it convenient for them to shop on their terms. Our new customer order management system has established a solid foundation to support omnichannel sales growth, and has enabled the expansion of our successful "Let Us Find It" program launched in early 2014. In 2015, a new advanced order entry system was implemented at POS. New, faster and easier to use search capabilities improved our efficiency in helping customers to find a brand, size or color currently not available at a store location, or from our extensive eCommerce assortment for delivery directly to their home. We expanded our store order fulfillment locations to 60 locations, which provided the ability to better serve our customers by directing eCommerce orders to store locations for fulfillment. Our service strategy is reinforced through the use of technology to foster customer interaction, affording us an opportunity to enhance our brand and broaden our appeal to younger customers. In the first quarter of 2016, we expect to expand store fulfillment locations to 100 stores. In the fall of 2016, we plan to update our omnichannel capabilities with new mobile commerce capabilities and to offer our customers the option to 'Buy Online Pick up in Store', adding an additional convenience service. We will continue exploring new ways to use new tools and capabilities to make our sales floor more responsive to our customer.

Competition

        The retail industry is highly competitive. We face competition for customers from traditional department store operators such as Boscov's Department Store LLC, Dillard's, Inc., Macy's, Inc. and Von Maur Inc.; national chain retailers such as J.C. Penney Company, Inc., Kohl's Corporation and Sears Holdings Corporation; mass merchandisers such as Target Corporation and Wal-Mart Stores, Inc.; online retailers such as Amazon.com Inc.; specialty stores; off-price retailers; and catalogue retailers. In a number of our markets, we compete for customers with national department store chains which offer a similar mix of branded merchandise as we do. In other markets, we face potential competition from national chains that, to date, have not entered such markets and from national chains that have stores in our markets but currently do not carry similar branded goods. In all markets, we generally compete for customers with stores offering moderately-priced goods. In addition, we face competition for suitable store locations from other department stores, national chain retailers, mass merchandisers and other large-format retailers. Many of our competitors have substantially greater financial and other resources than we do, and many of those competitors have significantly less debt than we do and may thus have greater flexibility to respond to changes in our industry.

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

Information Technology and Systems

        Our information technology initiatives are focused on (1) accelerating the growth of our eCommerce business and enabling omnichannel growth initiatives, (2) updating systems and business processes with emphasis on enhancing our customers' shopping experience through all channels, (3) strengthening our cybersecurity programs to protect customer, employee, and corporate data, (4) applying advanced analytic techniques in merchant reporting systems to quickly identify sales, margin, merchandise assortment and inventory management opportunities, (5) updating our merchandising and planning systems in support of localization initiatives, (6) improving associate productivity and consistency of process execution, and (7) reducing operating costs.

        During 2015, investments in technology infrastructure equipment and software continued with an emphasis on omnichannel selling systems and improving our operating costs. Our eCommerce and mobile sites were updated, including the implementation of new advanced search and navigation capabilities to improve key word accuracy and prioritization, and to permit new product presentation options designed to improve relevancy and conversion. A new merchandise sample management system was implemented to reduce merchant and advertising workload and to shorten the time required to make new merchandise available for sale on our eCommerce sites. In 2015, we replaced customer payment terminals with new advanced secure payment terminals in all store locations. Our customer mobile application is our fastest growing customer engagement touchpoint. The application delivers promotions directly to customers' mobile devices, provides access to our Your Rewards loyalty program, and connects to our eCommerce sites, making the full online assortment available anytime our customer wants to shop. "Guest Networks" provide our customers Wi-Fi access in store locations. A major 2015 improvement was the implementation of our new Store Communications network. With the growth of mobile commerce and rapidly advancing omnichannel selling opportunities, we recognized the need to significantly expand our communications network to our store locations. Through the use of broadband communications technologies, we have significantly increased our network and cellular capacities, and retained the existing network capability, all focused on improving our customers' experience and our associates' capabilities to serve our customers in a digital marketplace. In addition to adding capacity, the new network infrastructure provides a substantially lower operating cost. Inventory management programs utilizing radio frequency identification technologies continue to provide value through improved accuracy of footwear display samples to ensure stock room inventory is always represented on the selling floor. This program has also been expanded to include luggage.

        In 2016, we will continue business process improvements to streamline product activation on our eCommerce sites and we will complete the software implementation of our new customer payment system which includes point-to-point encryption of card data, account number tokenization and new EMV chip card processing.

Inventory Management

        Our merchandising function is centralized, with a staff of buyers and a planning and allocation team who have responsibility for determining the merchandise assortment, quantities to be purchased and allocation of merchandise to each store. In order to support our localization initiative, our centralized staff includes regional store planners, who have responsibilities of communicating merchandise opportunities and developing specialized assortments by store through analytical review of store data, frequent on-site visits and local competitive assessments.

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

        In addition to inventories to support our store operations, we maintain inventories to support our growing online business. These inventories are administered through similar procurement methods and are staged in our customer order fulfillment centers to complete customer orders received from our eCommerce sites and customer orders taken at POS in our store locations. We lease an approximately 743,000 square foot highly automated direct-to-consumer fulfillment center to support our growing eCommerce operations. This fulfillment center became fully operational in the fall of 2015. We consolidated our eCommerce fulfillment activity at this site which has significantly expanded our shipping capacity with improved operational efficiency.

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

        We anticipate our 2016 capital expenditures will not exceed $64.7 million (excluding external contributions, primarily leasehold improvement and fixture allowances received from landlords or vendors, of $24.7 million, reducing budgeted net capital investments to $40.0 million). Projects include ongoing store remodels, information technology and store maintenance. We believe these investments will drive growth and profitable returns.

        We believe capital investments for information technology are necessary to support our business strategies. We are continually upgrading our information systems to improve efficiency and productivity. Included in the 2016 capital budget are expenditures for numerous information technology projects, most notably efforts to enhance our online presence and omnichannel capabilities, selling tools, merchant reporting and security measures.

Associates

        As of March 25, 2016, we had approximately 24,100 full-time and part-time associates. We employ additional part-time associates during peak selling periods. We believe that our relationship with our associates is good.

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

  •
  Human Resources and Compensation Committee Charter

  •
  Governance and Nominating Committee Charter

  •
  Code of Ethical Standards and Business Practices

Executive Officers

        The following table sets forth certain information regarding our executive officers:

NAME	AGE	POSITION
Tim Grumbacher	76	Chairman of the Board of Directors and Strategic Initiatives Officer
Kathryn Bufano	63	President and Chief Executive Officer and Director
William X. Tracy	61	Chief Operating Officer
Stephen R. Byers	62	Executive Vice President—Stores, Visual and Loss Prevention
Luis Fernandez	48	Executive Vice President—Chief Marketing Officer
Jimmy Mansker	46	Executive Vice President—Merchandise Planning and Optimization
Nancy A. Walsh	55	Executive Vice President—Chief Financial Officer

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

        Mr. Tracy has been Chief Operating Officer since July 2015. He served as Executive Vice President—Supply Chain, Logistics, Omnichannel Fulfillment and Global Sourcing of Hudson's Bay Company from 2013 to July 2015. Previous assignments at Hudson's Bay Company from 2007 to 2013 included Executive Vice President—Supply Chain, Logistics, Omnichannel Fulfillment and Information Services, Senior Vice President—Supply Chain, Logistics and eCommerce Fulfillment and Executive Vice President—Operations.

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

        Mr. Fernandez has served as Executive Vice President—Chief Marketing Officer since August 2015, having served as Executive Vice President—Chief Omnichannel Officer from September 2013 to August 2015. He was appointed to the position of Executive Vice President—Chief Marketing Officer and eCommerce in May 2012, having joined the Company from Neiman Marcus Group where he most recently served as Vice President, Last Call Marketing and Customer Insight. From 2007 to 2010, he served as Vice President, Marketing, Online and Catalog, and from 2002 to 2006, Vice President, Marketing and Systems Strategy at Neiman Marcus Group.

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

        Ms. Walsh has been Executive Vice President—Chief Financial Officer since November 2015. She was most recently employed with Coach, Inc., where she served as Senior Vice President of Finance from 2007 to 2013. Previous assignments at Coach from 1999 to 2007 included Chief Risk Officer, Vice President of Finance and Chief Financial Officer of its worldwide wholesale division.

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

        As of January 30, 2016, we had total debt, including capital leases, of $994.6 million, which is subject to restrictions and financial covenants. This could have important consequences to our investors. For example, it could:

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

        Our ability to service our debt depends upon, among other things, our ability to replenish inventory at competitive prices and terms, generate sales and maintain our stores. If we do not generate sufficient cash from our operations to service our debt obligations, we may need to take one or more actions, including refinancing our debt, obtaining additional financing, selling assets, obtaining additional equity capital, or reducing or delaying capital expenditures. We cannot be certain that our cash flow will be sufficient to allow us to pay the principal and interest on our debt and meet our other obligations. Debt under our senior secured credit facility bears interest at a floating rate. Accordingly, changes in prevailing interest rates may affect our ability to meet our debt service obligations. A higher interest rate on our debt would adversely affect our operating results. If we are unable to meet our debt service obligations or if we default under our credit facilities, our lenders could elect to declare all borrowings outstanding, together with accumulated and unpaid interest and other fees, immediately due and payable, and may foreclose on the collateral securing such indebtedness consisting of substantially all of our assets, which would have a material adverse effect on our business, financial condition and results of operations.

Our discretion in some matters is limited by the restrictions contained in our senior secured credit facility and in the indentures that govern our second lien senior secured notes, and any default on our senior secured credit facility or the indentures that govern the second lien senior secured notes could harm our business, profitability and growth prospects.

        The agreements that govern our senior secured credit facility and the indentures that govern our second lien senior secured notes, contain a number of covenants that limit the discretion of our management with respect to certain business matters and may impair our ability to respond to changing business and economic conditions. The senior secured credit facility and the indentures, among other things, restrict our ability to:

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

        If we fail to comply with the financial covenant or the other restrictions contained in our senior secured credit facility or the indentures that govern our second lien senior secured notes, an event of default would occur. An event of default could result in the acceleration of our debt due to the cross-default provisions within our debt agreements. If the debt is accelerated, we would not have, and may not be able to obtain, sufficient funds to repay our debt, which could have a material adverse effect on our business, financial condition and results of operations.

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

        We have identified strategies to achieve sales growth and improve our financial performance in the years ahead, such as strategies with regard to merchandising, marketing and customer service. These strategies are described in "Management's Discussion and Analysis—2016 Strategies and Guidance" and in other communications, including our Chief Executive Officer's letter to our shareholders. If we are unable to successfully execute those strategies, our operating results may suffer. Even if we are able to successfully execute our strategies, there can be no assurance that these strategies will necessarily result in our improved financial performance. In addition, the employment of any new approach involves risks and potential increased costs that may prove to be detrimental to our operating results.

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

We may face increased costs in attracting and retaining quality associates.

        Our business is dependent upon attracting and retaining quality associates. As is common with most retailers, a significant number of our associates are in entry level or part-time positions with historically high rates of turnover. In addition, our staffing needs are highest during the holiday season when competition for these associates is intense. We must continue to meet our labor needs while controlling employment costs. These costs are subject to external factors such as unemployment levels, prevailing wage rates, Federal, state and local minimum wage legislation, health reform legislation, changing demographics and proposed changes in Federal overtime pay rules. Any of these factors could increase our employment costs.

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

        We currently own or lease 267 stores, which subjects us to the risks associated with owning and leasing real estate. In particular, because of changes in the investment climate for real estate, the value of a property could decrease or operating costs could increase. Our store leases generally require us to pay a fixed minimum rent and a variable amount based on a percentage of sales at that location. These leases generally do not allow for termination prior to the end of the lease term without economic consequences. If a store is not profitable and we make the decision to close it, we may remain committed to perform certain obligations under the lease, including the payment of rent, for the balance of the lease term. In addition, as each of the leases expires, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. If an existing owned store is not profitable, we may be required to record an impairment charge and/or exit costs if we make a decision to close that store. In addition, lease or other obligations may restrict our right to cease operations of an unprofitable owned or leased store, which may cause us to continue to operate the location at a loss. A decline in real estate values could also have an adverse effect on our borrowing availability under our senior secured credit facility.

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

We are subject to customer payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business operations.

        As a retailer who accepts payments using a variety of methods, including cash, checks, credit and debit cards, and gift cards, we are subject to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. The regulatory environment related to information security and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs or accelerate these costs. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which could increase over time and raise our operating costs. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, and other forms of electronic payment. If these companies become unable to provide these services to us, or if their systems are compromised, it could disrupt our business.

        The payment methods that we offer also subject us to potential fraud and theft by persons who seek to obtain unauthorized access to or exploit any weaknesses that may exist in the payment systems. The payment card industry established October 1, 2015 as the date on which it will shift liability for certain transactions to retailers who are not able to accept EMV card transactions. We did not implement the EMV technology and receive certification prior to October 1, 2015, and accordingly may be liable for costs incurred by payment card issuing banks and other third parties as a result of fraudulent use of credit card information improperly obtained from information captured by us until such time as the technology has been implemented and certified. We presently expect to complete the implementation and receive certification in 2016.

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

  •
  changes in general economic conditions; and

  •
  other factors, many of which are beyond our control.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We currently operate 267 stores in 26 states, encompassing approximately 25 million square feet. We own 25 stores, have ground leases on seven stores, and lease 235 stores.

        We operate under seven nameplates, as follows:

Nameplate	Stores	States
Bon-Ton	61	Connecticut, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, West Virginia
Carson's	53	Illinois, Indiana, Michigan
Younkers	49	Illinois, Iowa, Michigan, Minnesota, Nebraska, South Dakota, Wisconsin
Herberger's	44	Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, North Dakota, South Dakota, Utah, Wisconsin, Wyoming
Elder-Beerman	33	Indiana, Kentucky, Michigan, Ohio, West Virginia, Wisconsin
Boston Store	14	Wisconsin
Bergner's	13	Illinois

        Our corporate headquarters are located in York, Pennsylvania, where the majority of our administrative and sales support functions reside, and in Milwaukee, Wisconsin, where our merchandising and marketing functions are located. We own a distribution center located in Rockford, Illinois, and we lease two distribution centers located in Allentown, Pennsylvania, and Fairborn, Ohio. We have a furniture warehouse attached to our Naperville, Illinois store. We lease a fulfillment center in West Jefferson, Ohio to support our eCommerce operations.

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

	2015		2014
	High	Low	High	Low
1st Quarter	$7.60	$4.60	$11.59	$9.33
2nd Quarter	7.21	4.24	11.42	9.04
3rd Quarter	4.44	2.98	11.20	8.13
4th Quarter	3.28	1.21	8.90	5.29

        On March 25, 2016, we had 196 shareholders of record of common stock and one shareholder of record of Class A common stock.

        Pursuant to our senior secured credit facility agreement, any dividends paid may not exceed $10.0 million in any year or $30.0 million during the term of the agreement, which expires on December 12, 2018; however, additional dividends may be paid subject to meeting other requirements. In addition, pursuant to the indentures that govern our second lien senior secured notes, any dividends declared and paid may not exceed $0.24 and $0.40 per share in any year for our second lien senior secured notes that mature in 2017 and 2021, respectively. Additional dividends may be paid pursuant to the indentures subject to meeting other requirements. In both 2015 and 2014 we paid a dividend of $0.05 per share on Class A common stock and common stock in all four quarters. Our Board of Directors may consider dividends in subsequent periods as it deems appropriate.

STOCK PERFORMANCE GRAPH

        The following graph compares the yearly percentage change in the cumulative total shareholder return on the Company's common stock to the cumulative total return on the NASDAQ OMX Global Index ("OMX Global Index") for the NASDAQ Stock Market (U.S. Companies) and the NASDAQ Retail Trade Stocks Index. Information for the Company's common stock and the OMX Global Index is provided from January 29, 2011 through January 30, 2016.

        The comparison assumes $100 was invested on January 29, 2011 in the Company's common stock and in each of the foregoing indices and assumes the reinvestment of any dividends.

THE BON-TON STORES, INC.
STOCK PERFORMANCE GRAPH
FISCAL 2015

DATE	NASDAQ	NASDAQ RETAIL	BON-TON
1/29/11	100.00	100.00	100.00
1/28/12	104.21	112.03	37.30
2/2/13	122.71	139.01	124.02
2/1/14	148.87	168.40	102.82
1/31/15	168.09	207.65	53.48
1/30/16	164.04	218.70	17.23

Item 6.    Selected Financial Data

(In thousands, except per share, comparable stores data and number of stores) Statement of Operations Data(1) :	2015	%	2014	%	2013	%	2012	%	2011	%
Net sales	$2,717,691	100.0	$2,756,237	100.0	$2,770,068	100.0	$2,919,411	100.0	$2,884,661	100.0
Other income	71,806	2.6	66,659	2.4	63,992	2.3	59,425	2.0	68,869	2.4
Gross profit	941,976	34.7	983,284	35.7	1,001,396	36.2	1,045,521	35.8	1,037,292	36.0
Selling, general and administrative expenses	905,652	33.3	907,036	32.9	899,363	32.5	936,175	32.1	936,060	32.4
Gain on insurance recovery	(1,356)	(0.0)	(10,779)	(0.4)	—	—	—	—	—	—
Depreciation and amortization	91,783	3.4	90,118	3.3	85,872	3.1	88,276	3.0	95,033	3.3
Amortization of lease-related interests	4,245	0.2	4,542	0.2	4,543	0.2	4,696	0.2	4,747	0.2
Impairment charges	3,632	0.1	2,492	0.1	6,230	0.2	5,800	0.2	3,690	0.1
Income from operations	9,826	0.4	56,534	2.1	69,380	2.5	69,999	2.4	66,631	2.3
Interest expense, net	62,546	2.3	61,736	2.2	68,587	2.5	82,839	2.8	89,507	3.1
Loss (gain) on exchange/extinguishment of debt	6,208	0.2	153	0.0	4,433	0.2	8,485	0.3	(8,729)	(0.3)
Loss before taxes	(58,928)	(2.2)	(5,355)	(0.2)	(3,640)	(0.1)	(21,325)	(0.7)	(14,147)	(0.5)
Income tax (benefit) provision(2)	(1,875)	(0.1)	1,619	0.1	(84)	(0.0)	228	0.0	(2,019)	(0.1)
Net loss	(57,053)	(2.1)	(6,974)	(0.3)	(3,556)	(0.1)	(21,553)	(0.7)	(12,128)	(0.4)
Per share amounts—
Basic:
Net loss	$(2.90)		$(0.36)		$(0.19)		$(1.16)		$(0.67)
Diluted:
Net loss	$(2.90)		$(0.36)		$(0.19)		$(1.16)		$(0.67)
Cash dividends declared per share	$0.15		$0.20		$0.20		$0.20		$0.20
Balance Sheet Data (at end of period) :
Working capital(3)	$471,702		$430,602		$402,513		$364,533		$370,394
Total assets(3)	1,557,206		1,592,733		1,561,464		1,619,199		1,605,818
Long-term debt, including capital leases	989,249		895,979		853,349		821,342		870,948
Shareholders' equity	34,916		87,648		127,956		110,606		131,607
Selected Operating Data:
Total sales change	(1.4)%		(0.5)%		(5.1)%		1.2%		(3.2)%
Comparable stores sales change(4)	(1.3)%		0.2%		(4.2)%		0.5%		(2.8)%
Comparable stores data(4):
Sales per selling square foot	$131		$132		$130		$135		$133
Selling square footage	20,374,251		20,617,700		20,943,800		21,153,000		21,478,700
Capital expenditures	$84,675		$90,707		$77,336		$73,770		$67,235
Number of stores:
Beginning of year	270		270		271		274		275
Additions	—		3		4		1		1
Closings	(2)		(3)		(5)		(4)		(2)
End of year	268		270		270		271		274

(1)
2012 reflects the 53 weeks ended February 2, 2013. All other periods presented include 52 weeks.

(2)
The effective tax rate in fiscal years 2011 through 2015 largely reflects the Company's valuation allowance position against all net deferred taxes.

(3)
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17, "Income Taxes: Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"). ASU 2015-17 simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. We elected to early adopt this guidance effective January 30, 2016, and we retrospectively applied the change for all periods presented.

(4)
Comparable stores data (sales change, sales per selling square foot and selling square footage) reflects stores open for the entire current and prior fiscal year and includes sales from the Company's eCommerce operations and sales in clearance centers.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

        We compete in the department store segment of the U.S. retail industry. Founded in 1898, the Company is one of the largest regional department store operators, currently operating 267 stores in 26 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner's, Boston Store, Carson's, Elder-Beerman, Herberger's and Younkers nameplates. Our stores are predominantly located in fashion-oriented shopping malls and lifestyle centers, encompassing a total of approximately 25 million square feet and offering a broad assortment of national brand and exclusive private brand fashion apparel and accessories for women, men and children as well as cosmetics, home furnishings and other goods. The Company had net sales of $2.7 billion in 2015.

2015 Performance and Accomplishments

        Our operations are impacted by, among other things, macroeconomic conditions that affect our customers and our business, competitive pressures, new technologies, and, ultimately, our responsiveness to these economic and competitive challenges and successful employment of beneficial technologies. In 2015, we continued to take actions and make investments in initiatives to improve our customers' experience and increase the productivity of our brick-and-mortar store portfolio and omnichannel operations. We believe our financial results, a net loss of $57.1 million, do not reflect the extent of our accomplishments in 2015, endeavors that we believe are key to enhancing our brand position and setting the stage for improved performance. Our accomplishments included the following:

  •
  We introduced key new brands to our merchandise assortment and increased the door penetration of some of our most popular brands, offering our customer an edited assortment that aligns with her preferences and tastes. We saw favorable customer response to offerings from favorite brands such as Under Armour, Michael Kors, Calvin Klein, Chaps, Levi's and Polo Ralph Lauren. Our localized merchandise content expanded to 11% of sales in 2015, with growth in items unique to particular markets, such as food and team apparel, and in certain market-specific merchandise categories, such as social dresses, men's urban brands and extreme cold-weather boots.

  •
  We achieved double-digit growth in omnichannel sales, which reflects sales via our website and "Let Us Find It" initiative, and increased our online capacity with our new, fully-automated West Jefferson eCommerce facility, enabling us to continue to drive meaningful sales growth in this channel.

  •
  We executed a disciplined approach to inventory management, ending the year with inventory down 3% below that of the prior year, and reducing our vendor and SKU count for a more meaningful merchandise presentation.

  •
  We increased the penetration of our proprietary credit card sales 268 basis points to 51.5% of total sales as proprietary credit card sales reached their highest level since 2008. Our 'Your Rewards' credit card customer loyalty program greatly contributes to our sales, with cardholders shopping more frequently and spending more on average than non-cardholders.

  •
  We instituted a cost reduction program, achieving our target of approximately $20 million in savings. This expense efficiency initiative afforded us the flexibility to capitalize on opportunities and fund important investments in our omnichannel operations, expenditures that position us well for continued growth.

  •
  We successfully addressed our capital structure by increasing the borrowing limit under our revolving credit facility by $155 million to $830 million and retiring our mortgage facility in advance of its April 2016 maturity date.

2016 Strategies and Guidance

        We believe we have taken meaningful steps in 2015 to position ourselves to compete effectively in 2016 and the longer-term. We are focused on the successful execution of the following strategic initiatives designed to meaningfully connect with our customer via our product and customer service:

  •
  Refocusing our brand through the positioning of our seven nameplates as the fashion destination in our small to mid-sized communities, with a large selection of exclusive, moderate to better merchandise offerings and an elevated shopping experience both online and in stores. We look to drive incremental business by offering localized assortments, marketing messages and shopping experiences, leveraging the strong heritage brand equity of each of our nameplates.

  •
  Build compelling assortments as we continue to enhance our good, better and best merchandise assortment architecture by expanding upon our merchandise successes of 2015. We will continue to increase our door counts of successful national brands and further develop our private brands into 'niche' brands, providing style that fits our customers' needs, both fashionably and fiscally. Additionally, we look to capitalize on the growth in home goods expenditures by expanding our successful furniture and mattress categories into 24 additional doors, reaching a total of 62 locations by mid-year.

  •
  Further our omnichannel capabilities to ensure we serve our customer wherever, whenever and however she shops. We will continue to invest in our omnichannel operations to combine the digital world with our portfolio of stores to improve both shopping experiences. We are expanding our store-fill locations from our current 60 stores to 100 stores and implementing 'Buy Online Pick-Up in Store' in 2016.

  •
  Maximize our operating efficiency through continued expense reductions throughout our organization and increased efficiency in our distribution network. We anticipate an estimated $35 million of gross cost savings in 2016. We have largely focused on non-customer facing expense cuts, ensuring that our selling cost as a percentage of sales is not decreasing and maintaining customer service levels. Additionally, we anticipate meaningful labor and delivery expense savings as a result of our West Jefferson eCommerce facility.

  •
  Manage inventory for profitability by ensuring inventory levels do not exceed sales trends. Our goal is to decrease inventory 5% on average throughout the year, increasing turnover and gross margin and enhancing cash flow.

  •
  Embrace our base and attract new customers through unique merchandise offerings. We are increasing the footprint of our thriving Young Contemporary business and expanding the door count of our successful Young Contemporary Plus Size business, seeking to foster a relationship with this underserved demographic. Additionally, in 2016, we will expand and remodel a number of stores, with projects including one replacement store and seven major remodels. Sales in our three major remodels in 2015 significantly outperformed company average; we attribute this success to an enhanced ambience, an increased brand presence and new merchandise categories, all of which we look to replicate in our 2016 undertakings.

  •
  Communicate our value proposition through effective marketing programs that communicate our fashion and value and how our merchandise works for our customers' lifestyles. We have developed a 2016 marketing budget that extends across all channels, designed to aggressively compete for market share, while creating top-of-mind awareness and encouraging more frequent visits by our customers. We are also looking to drive traffic and excitement into the store through an increased number of in-store and grass roots events that strengthen customer engagement, all with a hometown connection in mind.

        In 2016, we expect loss per diluted share in a range of $0.50 to $1.00. On March 15, 2016, we provided the following assumptions with respect to our 2016 guidance:

  •
  A comparable sales performance ranging from flat to a 1.0% increase;

  •
  A gross margin rate ranging from a 40- to 60-basis-point increase over the 2015 rate of 34.7%;

  •
  An SG&A expense rate ranging from a 60- to 70-basis-point decrease from the 2015 rate of 33.3%;

  •
  Capital expenditures not to exceed $40 million, net of external contributions; and

  •
  An estimated 20 million weighted average shares outstanding.

Results of Operations

        The following table summarizes changes in our selected operating indicators, illustrating the relationship of various income and expense items to net sales for each year presented (components may not add or subtract to totals because of rounding):

	Percent of Net Sales
	2015	2014	2013
Net sales	100.0%	100.0%	100.0%
Other income	2.6	2.4	2.3

	102.6	102.4	102.3

Costs and expenses:
Costs of merchandise sold	65.3	64.3	63.8
Selling, general and administrative	33.3	32.9	32.5
Gain on insurance recovery	—	(0.4)	—
Depreciation and amortization	3.4	3.3	3.1
Amortization of lease-related interests	0.2	0.2	0.2
Impairment charges	0.1	0.1	0.2

Income from operations	0.4	2.1	2.5
Interest expense, net	2.3	2.2	2.5
Loss on extinguishment of debt	0.2	—	0.2

Loss before income taxes	(2.2)	(0.2)	(0.1)
Income tax (benefit) provision	(0.1)	0.1	—

Net loss	(2.1)%	(0.3)%	(0.1)%

2015 Compared with 2014

        Net sales:    Net sales in 2015 were $2.718 billion, a decrease of 1.4% from sales of $2.756 billion in 2014. Comparable store sales decreased 1.3% in 2015, largely due to poor performance of cold-weather merchandise and continued weakness in traffic trends.

        The best performing merchandise categories in the period were Moderate Sportswear and Young Contemporary (both included in Women's Apparel) and Men's Sportswear (included in Men's Apparel). Sales in Moderate Sportswear benefited from investment in key items and growth in our activewear business (including the introduction of a new national brand). Young Contemporary grew as a result of continued investment in key items and brands. Men's Sportswear primarily benefited from the introduction of a new national brand and selection of inventory in key items.

        The poorest performing categories in the period were Coats and Petites' Sportswear (both included in Women's Apparel) and Accessories. Despite growth in key brands, Coats was adversely impacted by slow sales in certain merchandise categories. Sales in Petites' Sportswear, specifically traditional categories, have been challenged in 2015. We have exited poor performing brands and are directing inventory investment to updated categories that are performing well. Despite increased sales in certain brands and product categories, warm weather and lackluster product offerings hampered sales in Accessories.

        Other income:    Other income was $71.8 million, or 2.6% of net sales, in 2015 as compared with $66.7 million, or 2.4% of net sales, in 2014. The increase primarily reflects increased revenues from our proprietary credit card program.

        Costs and expenses:    Gross margin dollars decreased $41.3 million to $942.0 million and the gross margin rate decreased 100 basis points to 34.7% of net sales in 2015. This decrease was primarily due to increased distribution and delivery costs associated with our omnichannel selling efforts and an unfavorable markup.

        SG&A expense decreased to $905.7 million in 2015 as compared with $907.0 million in 2014. The decrease was largely due to expense control measures implemented during the year, partially offset by severance costs, increased marketing expenditures and investment in information technology services and omnichannel operations. The 2015 expense rate, 33.3% of net sales, increased 42 basis points over that of the prior year.

        Gain on insurance recovery of $1.4 million and $10.8 million in 2015 and 2014, respectively, related to a fire at one of our stores in November 2014. See Note 12 in the Notes to Consolidated Financial Statements.

        Depreciation and amortization expense and amortization of lease-related interests increased $1.4 million to $96.0 million in 2015.

        In 2015, we recorded $1.8 million of non-cash impairment charges which resulted in a reduction in the carrying amount of certain store properties due to their marginal operating performance. We recorded charges of $2.4 million for similar asset impairments in 2014. See Notes 2 and 3 in the Notes to Consolidated Financial Statements.

        We recorded non-cash impairment charges of $1.8 million in 2015 related to the reduction in the value of three indefinite-lived trade names and one indefinite-lived private label brand name. In 2014, we recorded $0.1 million related to the reduction in the value of one indefinite-lived trade name. See Notes 2 and 4 in the Notes to Consolidated Financial Statements.

        Interest expense, net:    Net interest expense in 2015 was $62.5 million, or 2.3% of net sales, as compared with $61.7 million, or 2.2% of net sales, in 2014. The $0.8 million increase primarily reflects slightly higher average borrowings, partially offset by lower interest rates.

        Loss on extinguishment of debt:    In 2015, we recorded a $6.2 million loss on extinguishment of debt related to the early termination of our mortgage facility. In 2014, we recorded a $0.2 million loss on extinguishment of debt related to the prepayment of mortgage debt associated with the sale of our remaining Rochester, New York store.

        Income tax (benefit) provision:    The effective tax rate in each of 2015 and 2014 largely reflects our valuation allowance position against all net deferred tax assets. The $1.9 million income tax benefit in 2015 includes a $2.9 million benefit from the loss on continuing operations, which was offset by income tax expense on other comprehensive income, and was partially offset by the recognition of deferred tax liabilities associated with indefinite-lived assets. The $1.6 million income tax provision in

2014 was primarily a provision for recognition of deferred tax liabilities associated with indefinite-lived assets.

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

        Loss on extinguishment of debt:    In 2014, we recorded a $0.2 million loss on extinguishment of debt related to the prepayment of mortgage debt associated with the sale of our remaining Rochester, New York store. In 2013, we recorded a $4.3 million loss on extinguishment of debt related to the tender and redemption of our 10 1/4% Senior Notes due 2014 and our 10 5/8% Second Lien Senior Secured Notes due 2017 (the "Notes") and a $0.1 million loss on extinguishment of debt for the amortization of deferred fees associated with an amendment to our Second Amendment to the Second Amended and Restated Loan and Security Agreement (the "Second Amended Revolving Credit Facility"). The aforementioned transactions resulted in a loss on extinguishment of debt of $0.2 million and $4.4 million in 2014 and 2013, respectively.

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

Liquidity and Capital Resources

        At January 30, 2016, we had $6.9 million in cash and cash equivalents and $251.9 million available under our Second Amended and Restated Loan and Security Agreement (the "Second Amended Revolving Credit Facility") (before taking into account the minimum borrowing availability covenant under such facility). Excess availability was $382.9 million as of the comparable prior year period. The unfavorable excess availability comparison reflects increased direct borrowings to support our operations and, in part, to repay our mortgage facility, partially offset by an increased borrowing base.

        Typically, cash flows from operations are impacted by consumer confidence, weather in the geographic markets served by the Company, and economic and competitive conditions existing in the retail industry; a downturn in any single factor or a combination of factors could have a material adverse impact upon our ability to generate sufficient cash flows to operate our business. While the current economic uncertainty affects our assessment of short-term liquidity, we consider our resources (cash flows from operations supplemented by borrowings under the credit facility) adequate to satisfy our 2016 cash needs. While there can be no assurances, management believes there will be sufficient liquidity to cover our short-term funding needs.

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

        Cash provided by (used in) our operating, investing and financing activities is summarized as follows:

(Dollars in millions)	2015	2014	2013
Operating activities	$17.8	$46.6	$120.1
Investing activities	2.4	(85.4)	(76.0)
Financing activities	(22.1)	40.4	(44.9)

        The decrease in net cash provided by operating activities in 2015, as compared with 2014, primarily reflects the $50.1 million increase in net loss partially offset by a $8.5 million favorable change in cash flows from working capital. The improvement in cash flows from working capital is largely due to an increase in cash flows from inventory of $48.5 million, partially offset by an unfavorable variance of $40.0 million in cash flows from accounts payable. The decrease in net cash provided by operating activities in 2014, as compared with 2013, primarily reflects the unfavorable change in cash flows from working capital of $51.1 million. The unfavorable change in cash flows from working capital is largely due to the decrease in cash flows from inventory of $73.9 million and a fire insurance claim receivable of $8.9 million in 2014 partially offset by a favorable variance in cash flows from accrued expenses of $26.5 million. The decrease also reflects the $3.4 million increase in net loss.

        The net cash provided by investing activities for 2015 reflects $84.0 million of proceeds from the sale of assets related to a sale-leaseback transaction and insurance proceeds of $1.7 million as a result of a fire at one of our stores. These cash proceeds were partially offset by cash used to fund capital expenditures. Capital expenditures totaled $84.7 million, $90.7 million and $77.3 million in 2015, 2014 and 2013, respectively; these expenditures do not reflect reductions for external contributions (primarily leasehold improvement and fixture allowances received from landlords or vendors) of $10.5 million, $15.1 million and $22.4 million in 2015, 2014 and 2013, respectively. In 2015, we allocated capital to store renovations to support our strategic initiatives, store maintenance, information technology and our new eCommerce fulfillment center. We anticipate our 2016 capital expenditures will not exceed $64.7 million (excluding external contributions, primarily leasehold improvements and fixture allowances received from landlords or vendors, of $24.7 million, reducing budgeted net capital investments to $40.0 million). Projects include ongoing store remodels, information technology and store maintenance. We believe these investments will drive growth and profitable returns.

        The net cash used in financing activities in 2015 primarily reflects the repayment of the mortgage facility, partially offset by increased net borrowings to support current year operating activities. The increase in net cash provided by financing activities in 2014, primarily reflects increased net borrowings to support current year operating activities. A reduction in deferred financing fees paid resulted in decreased outflow in 2014. Net cash used in financing activities in 2013 primarily reflects net debt payments as a result of cash provided by operating activities.

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

        On December 12, 2013, the Obligors entered into a Second Amendment to the Second Amended Revolving Credit Facility, which, among other changes, (1) decreased the margins applicable to borrowings, (2) decreased the unused line fee, (3) extended the maturity date of the commitments under the Second Amended Revolving Credit Facility to the earlier of December 12, 2018 and a springing maturity date based on the maturity of our second lien senior secured notes and any junior debt, if incurred, and (4) excluded from the calculation of such springing maturity date our existing mortgage loan debt and up to $60.0 million of second lien senior secured notes.

        On August 28, 2015, pursuant to the terms of a commitment increase letter acknowledgment, the Tranche A revolving commitments under the Second Amended Revolving Credit Facility were increased from $575,000 to $650,000. This brought total revolving commitments under the Second Amended Revolving Credit Facility to $750,000.

        On November 17, 2015, pursuant to the terms of a commitment increase letter acknowledgment, the Tranche A revolving commitments under the Second Amended Revolving Credit Facility were increased from $650,000 to $730,000. This brought total revolving commitments under the Second Amended Revolving Credit Facility to $830,000.

        On January 15, 2016, the Obligors entered into a Consent and Third Amendment to the Second Amended Revolving Credit Facility, which, among other changes, provided for the joinders of the special purpose entities (each an "SPE" and, collectively, the "SPEs") that had previously participated in our mortgage loan facility as Obligors under the Second Amended Revolving Credit Facility. Pursuant to the amendment, all 18 properties owned by the SPEs became real estate in which security interests were granted under the Second Amended Revolving Credit Facility. As a result, (1) borrowing base availability under the revolving credit facility increased to reflect the addition of the properties and (2) interest margins applicable to borrowings increased.

        All borrowings under the Second Amended Revolving Credit Facility are limited by amounts available pursuant to a borrowing base calculation, which is based on percentages of eligible inventory, real estate and receivables, in each case subject to reductions for applicable reserves. Under the terms of the Second Amended Revolving Credit Facility, the Borrowers are jointly and severally liable for all of the obligations incurred under the Second Amended Revolving Credit Facility and the other loan documents, which obligations are guaranteed on a joint and several basis by the Company, the other Obligors and all future domestic subsidiaries of the Obligors (subject to certain exceptions).

        The borrowing limit under the Second Amended Revolving Credit Facility totals $830.0 million (including a $150.0 million sub-line for letters of credit and $75.0 million for swing line loans). The Second Amended Revolving Credit Facility provides that the Borrowers may make requests to increase the commitments up to $900.0 million in the aggregate upon the satisfaction of certain conditions, provided that the lenders are under no obligation to provide any such increases.

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

        The Second Amended Revolving Credit Facility is secured by a first priority security position on substantially all of the current and future assets of the Borrowers and the other Obligors, including, but not limited to, inventory, certain accounts receivable, general intangibles, trademarks, equipment, real estate and proceeds from any of the foregoing, subject to certain exceptions and permitted liens.

        The financial covenant contained in the Second Amended Revolving Credit Facility requires that the minimum excess availability be an amount greater than or equal to the greater of (1) 10% of the lesser of: (a) the aggregate commitments at such time and (b) the aggregate borrowing base at such time and (2) $50.0 million. The affirmative covenants include requirements that the Obligors and their subsidiaries provide the lenders with certain financial statements, forecasts and other reports, borrowing base certificates and notices; comply with various federal, state and local rules and regulations, their organizational documents and their material contracts; maintain their properties; and take certain actions with respect to any future subsidiaries. In addition, there are certain limitations on the Obligors and their subsidiaries, including limitations on any debt the Obligors may have in addition to the existing debt, and the terms of that debt; acquisitions, joint ventures and investments; mergers and consolidations; dispositions of property; dividends by the Obligors or their subsidiaries (dividends paid may not exceed $10.0 million in any year or $30.0 million during the term of the agreement; however, additional dividends may be paid subject to meeting other requirements); transactions with affiliates; changes in the business or corporate structure of the Obligors or their subsidiaries; prepaying, redeeming or repurchasing certain debt; changes in accounting policies or reporting practices, unless required by U.S. generally accepted accounting principles; and speculative transactions. The Second Amended Revolving Credit Facility also provides that it is a condition precedent to borrowing that no event has occurred that could reasonably be expected to have a material adverse effect, as defined in the agreement, on the Company. If we fail to comply with the financial covenant or the other restrictions contained in the Second Amended Revolving Credit Facility or with the indentures that govern the second lien senior secured notes, an event of default would occur. An event of default could result in the acceleration of our debt due to the cross-default provisions within the debt agreements. The borrowing base calculation under the Second Amended Revolving Credit Facility contains an inventory advance rate subject to periodic review at the lenders' discretion.

        As of January 30, 2016, we had borrowings under the Second Amended Revolving Credit Facility of $455.3 million, with $251.9 million of borrowing availability (before taking into account the minimum borrowing availability covenant) and letter-of-credit commitments of $4.6 million. Our average and peak month-end borrowings under the Second Amended Revolving Credit Facility were $351.6 million and $539.0 million, respectively, in 2015.

        As of January 30, 2016, our long-term debt included $407.3 million aggregate principal amount of our second lien senior secured notes. We may from time to time seek to redeem or repurchase outstanding second lien senior secured notes. Such repurchases or redemptions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

Contractual Obligations and Commitments

        The following tables reflect our contractual obligations and commitments as of January 30, 2016:

Contractual Obligations

	Payment due by period
(Dollars in thousands)	Total	Within 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Long-term debt(1)	$1,027,751	$34,087	$573,664	$56,000	$364,000
Capital leases(1)(2)	222,768	14,480	30,006	29,962	148,320
Service agreements	31,820	15,668	12,878	3,274	—
Operating leases(2)	634,684	89,754	164,325	139,703	240,902
Private Brand agreements	23,892	11,948	10,169	1,775	—

Totals	$1,940,915	$165,937	$791,042	$230,714	$753,222

(1)
Includes interest, except for interest on the Company's Second Amended Revolving Credit Facility, which is calculated on a variable basis. The outstanding principal balance of the Second Amended Revolving Credit Facility (included in the column "1-3 Years" above) and the interest rate applicable to the outstanding principal balance as of January 30, 2016 were $455,265 and 2.78%, respectively.

(2)
Represents future minimum lease payments for noncancelable leases, including renewals determined to be reasonably assured. Future minimum lease payments have not been reduced for sublease income.

        In addition, we expect to make cash contributions to our supplementary pension plans and the postretirement medical and life insurance benefit plan in the amount of $1.0 million, $0.9 million, $0.9 million, $0.8 million and $0.7 million in 2016, 2017, 2018, 2019 and 2020, respectively, and $2.8 million in the aggregate for the five years thereafter.

        We presently do not anticipate making a contribution to the qualified defined benefit pension plan in 2016, but we may choose to do so in our discretion. Note 9 in the Notes to Consolidated Financial Statements provides a more complete description of our benefit plans.

        We have not included in the contractual obligations above $9.8 million of long-term net deferred tax liabilities. These liabilities may increase or decrease over time and we cannot reliably estimate the period of any cash settlement with the respective taxing authorities.

Commitments

	Amount of expiration per period
(Dollars in thousands)	Total	Within 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Documentary letters of credit	$343	$343	$—	$—	$—
Standby letters of credit	4,228	4,228	—	—	—
Surety bonds	1,100	1,100	—	—	—

Totals	$5,671	$5,671	$—	$—	$—

        Documentary letters of credit are primarily issued to support the purchasing of merchandise, which includes our private brand goods. Standby letters of credit are primarily issued as collateral for obligations related to general liability and workers' compensation insurance and other general corporate purposes. Surety bonds are for potential obligations related to importation of private brand goods.

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

        As of January 30, 2016 and January 31, 2015, approximately 31% and 32%, respectively, of the Company's merchandise inventories were valued using a first-in, first-out ("FIFO") cost basis and approximately 69% and 68%, respectively, of merchandise inventories were valued using a last-in, first-out ("LIFO") cost basis. There was no effect on costs of merchandise sold for LIFO valuations in 2015, 2014 and 2013. If the FIFO method of inventory valuation had been used for all inventories, the Company's merchandise inventories would have been lower by $6.8 million at January 30, 2016 and January 31, 2015 due to the Company having recognized prior years' cost increases associated with its LIFO calculations. The Company's LIFO calculations yielded inventory increases due to deflation reflected in price indices used. The LIFO method values merchandise sold at the cost of more recent inventory purchases (which the deflationary indices indicated to be lower), resulting in the general inventory on-hand being carried at the older, higher costs. Given these higher values and the promotional retail environment, the Company has reduced the carrying value of its LIFO inventories to an estimated realizable value, with reductions of $55.8 million to offset the $62.6 million cumulative inventory increases generated by its computation of LIFO inventory as of January 30, 2016 and with reductions of $53.1 million to offset the $59.9 million cumulative inventory increases generated by its computation of LIFO inventory as of January 31, 2015.

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

Income Taxes

        Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against net deferred tax assets. The process involves summarizing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in a net deferred tax asset or liability, which is included within the consolidated balance sheet. In addition, we are required to assess whether valuation allowances should be established against our deferred tax assets based on consideration of all available evidence using a "more likely than not" standard. To the extent a valuation allowance is established in a period, an expense must generally be recorded within the income tax provision in the statement of operations.

        We reported net deferred tax liabilities of $9.8 million and $8.7 million at January 30, 2016 and January 31, 2015, respectively. In assessing the realizability of our deferred tax assets, we considered whether it is more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Significant weight is given to evidence that can be objectively verified. As a result, current or previous losses are given more weight than any projected future taxable income. In addition, a recent three-year historical cumulative loss is considered a significant element of negative evidence that is difficult to overcome.

        We evaluate our deferred tax assets each reporting period, including assessment of the Company's cumulative income or loss over the prior three-year period, to determine if valuation allowances are required. With respect to our reviews during 2015, 2014 and 2013, our three-year historical cumulative loss and the continuation of uncertain near-term economic conditions impeded our ability to rely on our projections of future taxable income in assessing valuation allowance requirements. As such, we concluded it was necessary to continue to maintain a full valuation allowance on our net deferred tax assets.

        Our deferred tax asset valuation allowance totaled $186.6 million and $161.9 million at January 30, 2016 and January 31, 2015, respectively. If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may need to be adjusted, which could materially impact our financial position and results of operations. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard for realization, the valuation allowance would be reduced accordingly in the period that such a conclusion is reached.

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

Long-lived Assets

        Property, fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in our business model or capital strategy can result in the actual useful lives differing from estimates. In cases where we determine the useful life of property, fixtures and equipment should be shortened, we depreciate the net book value in excess of the salvage value over the revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or leasehold improvements could also result in shortened useful lives. Our net property, fixtures and equipment amounted to $635.3 million and $642.0 million at January 30, 2016 and January 31, 2015, respectively.

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

        We evaluated the recoverability of our long-lived assets and, as a result, in 2015, 2014 and 2013 we recognized impairment charges of $1.8 million, $2.4 million and $6.0 million, respectively, which resulted in a reduction in the carrying amount of certain marginally performing store properties. These analyses anticipate certain economic conditions. Should economic conditions be worse than anticipated, additional impairment charges could result.

Intangible Assets

        Net intangible assets totaled $82.1 million and $90.2 million at January 30, 2016 and January 31, 2015, respectively. Our intangible assets at January 30, 2016 are principally comprised of $30.2 million of lease interests that relate to below-market-rate leases and $51.9 million associated with trade names, private label brand names and customer lists. The lease-related interests are being amortized using a straight-line method. The customer lists are being amortized using a declining-balance method. At January 30, 2016, lease-related interests and customer lists had average remaining lives of nine years and three years, respectively, for amortization purposes. At January 30, 2016, trade names and private label brand names of $48.7 million have been deemed as having indefinite lives.

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

        In 2015, we recorded asset impairment charges of $1.8 million related to a reduction in the value of three indefinite-lived trade names and one indefinite-lived private label brand name. In 2014, we recorded asset impairment charges of $0.1 million related to a reduction in the value of one indefinite-lived trade name. In 2013, we recorded asset impairment charges of $0.2 million and $0.1 million related to a reduction in the value of one lease-related interest and one indefinite-lived private label brand name, respectively.

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

Pension and Supplementary Retirement Plans

        We provide an unfunded non-qualified defined benefit supplementary pension plan to certain key executives. Through acquisitions, we acquired a qualified defined benefit pension plan and assumed the liabilities of non-qualified defined benefit supplementary pension plans and a postretirement benefit plan. Major assumptions used in accounting for these plans include the discount rate and the expected long-term rate of return on the defined benefit plan's assets. We measure defined benefit plan assets and obligations using the month-end that is closest to our fiscal year-end.

        The discount rate assumption is evaluated annually. We utilize the Citibank Pension Discount Curve to develop the discount rate assumption. A single constant discount rate is developed based on the expected timing of the benefit payments.

        We base our asset return assumption on current and expected allocations of assets, as well as a long-term view of expected returns on the plan asset categories. We assess the appropriateness of the expected rate of return on an annual basis and, when necessary, revise the assumption. At January 30, 2016, our target pension plan asset allocation was 49% equity securities, 41% debt securities and 10% hedge funds.

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

Recently Adopted Accounting Standards

        Effective January 30, 2016, the Company adopted ASU No. 2015-04, Compensation—Retirement Benefits, and prospectively applied its provisions. The new standard provides a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply that practical expedient consistently from year to year. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

        Effective January 30, 2016, the Company adopted ASU No. 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) ("ASU 2015-07"), and retrospectively applied its provisions. ASU 2015-07 removed the requirement to categorize within the fair value hierarchy investments whose fair values are measured at net asset value ("NAV") or its equivalent under the practical expedient in ASC Topic 820, Fair Value Measurement. In addition, the entity is required to continue to disclose the amount of investments measured at NAV (or its equivalent) under the practical expedient. This amendment does not change the requirement for reporting fair value hierarchy for other assets and liabilities in the financial statements. As a result of adopting this guidance, certain pension plan assets are not categorized in the fair value hierarchy. See Note 9 in the Notes to Consolidated Financial Statements.

        Effective January 30, 2016, the Company adopted ASU 2015-17, and retrospectively applied its provisions. The new standard requires that all deferred tax liabilities and assets be classified as noncurrent. As a result of the retrospective adoption, the Company reclassified the January 31, 2015 consolidated balance sheet resulting in a reduction of $15.8 million in noncurrent deferred income tax assets, a reduction in current deferred income tax liabilities of $24.5 million and an increase in other long-term liabilities of $8.7 million.

Recently Issued Accounting Standards

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The new standard provides a single revenue recognition model which is intended to enhance disclosures and improve comparability over a range of industries, companies and geographical boundaries. ASU 2014-09 creates a five-step model that requires companies to exercise judgment when considering all relevant facts and circumstances in the determination of when and how revenue is recognized. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date. The standard amends ASU 2014-09 to defer the effective date for all entities by one year. As a result of the deferral, the new guidance is effective for fiscal years beginning after December 15, 2017. The Company is currently reviewing the revised guidance and assessing the potential impact on its consolidated financial statements.

        In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). The new standard amended FASB Accounting Standards Subtopic 205-40 to provide guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. Specifically, the amendments (1) provide a definition of the term "substantial doubt," (2) require an evaluation every reporting period, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that financial statements are issued. ASU 2014-15 is effective for fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently reviewing the guidance and assessing the potential impact on its consolidated financial statements.

        In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest ("ASU 2015-03"). The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB issued ASU No. 2015-15 as an amendment to ASU 2015-03 to provide guidance on presentation and subsequent measurement of debt issuance costs relating to Line-of-Credit Arrangements. The guidance is effective for fiscal years beginning after December 15, 2015. The Company anticipates balance sheet reclassifications as a result of adopting this guidance, but does not expect these reclassifications to be material to its consolidated financial statements.

        In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software. The new standard provides guidance on the accounting for fees paid by a customer in a cloud computing arrangement, including whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer is required to account for the software license consistent with the acquisition of other software licenses. Conversely, if the arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance is effective for fiscal years beginning after December 15, 2015. This guidance is not expected to have a material impact on the Company's consolidated financial statements.

        In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities. The new standard requires financial assets and financial liabilities to be separately presented by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. The guidance is effective for fiscal years beginning after December 15, 2017. The Company is currently reviewing the guidance and assessing the potential impact on its consolidated financial statements.

        In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires recognition of lease assets and lease liabilities for leases previously classified as operating leases. The guidance is effective for fiscal years beginning after December 15, 2018. The Company is currently reviewing the guidance and assessing the impact on its consolidated financial statements.

        In March 2016, the FASB issued ASU No. 2016-04, Liabilities—Extinguishments of Liabilities: Recognition of Breakage for Certain Prepaid Stored-Value Products. The new standard states that liabilities from the sale of prepaid stored-value products are financial liabilities and specifies how they should be derecognized. The guidance is effective for fiscal years beginning after December 15, 2017. The Company is currently reviewing the guidance and assessing the potential impact on its consolidated financial statements.

        In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation. The new standard is intended to simplify several aspects of the accounting for share-based payment award transactions. The guidance is effective for fiscal years beginning after December 15, 2016. The Company is currently reviewing the guidance and assessing the potential impact on its consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Financial Instruments

        We are exposed to market risk associated with changes in interest rates. To provide some protection against potential rate increases associated with our variable-rate borrowing facilities, we have previously entered into, and may in the future enter into, interest rate swap agreements to change the fixed/variable interest rate mix of our debt portfolio in order to maintain an appropriate balance of fixed-rate and variable-rate debt and to mitigate the impact of volatile interest rates. During 2015, 2014 and 2013, we did not enter into or hold derivative financial instruments for trading purposes.

        The following table presents principal cash flows and related weighted average interest rates by expected maturity dates at January 30, 2016:

	Expected Maturity Date By Year
(Dollars in thousands)	2016	2017	2018	2019	2020	There- After	Total	Fair Value
Debt:
Fixed-rate debt	$—	$57,292	$—	$—	$—	$350,000	$407,292	$168,584
Average fixed rate	—	10.63%	—	—	—	8.00%	8.37%
Variable-rate debt	$—	$—	$455,265	$—	$—	$—	$455,265	$455,265
Average variable rate	—	—	2.44%	—	—	—	2.44%

Seasonality and Inflation

        Our business, like that of most retailers, is subject to seasonal fluctuations, with the major portion of sales and income realized during the second half of each fiscal year, which includes the holiday season. See Note 17 in the Notes to Consolidated Financial Statements for the Company's quarterly results for 2015 and 2014. Due to the fixed nature of certain costs, SG&A expense is typically higher as a percentage of net sales during the first half of each year. Working capital requirements fluctuate during the year as well and generally reach their highest levels during the third and fourth quarters.

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

        Management assessed the Company's internal control over financial reporting as of January 30, 2016, the end of its 2015 fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and the Company's overall control environment.

        Based on its assessment, management has concluded that the Company's internal control over financial reporting was effective as of the end of the 2015 fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. The results of management's assessment were reviewed with the Audit Committee of the Company's Board of Directors.

        KPMG LLP independently assessed the effectiveness of the Company's internal control over financial reporting. KPMG LLP has issued an attestation report, which is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The Bon-Ton Stores, Inc.:

        We have audited The Bon-Ton Stores, Inc.'s internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bon-Ton Stores, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, The Bon-Ton Stores, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Bon-Ton Stores, Inc. and subsidiaries as of January 30, 2016 and January 31, 2015, and the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity, and cash flows for each of the fiscal years in the three-year period ended January 30, 2016, and the related financial statement schedule, and our report dated April 13, 2016 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ KPMG LLP

Harrisburg, Pennsylvania
April 13, 2016

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

Changes in Internal Control Over Financial Reporting

        There were no changes to the Company's internal control over financial reporting that occurred during the 13 weeks ended January 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Exhibit No.		Description	Document Location
3.1		Articles of Incorporation	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended July 30, 2011

3.2		Bylaws	Exhibit 3.2 to Form 8-B, File No. 0-19517 ("Form 8-B")

4.1	(a)	Indenture with The Bank of New York	Exhibit 4.1 to the Current Report on Form 8-K filed on March 10, 2006 ("3/10/06 Form 8-K")

	(b)	Supplemental Indenture dated as of July 9, 2012, among The Bon-Ton Department Stores, Inc., the guarantors named therein, and The Bank of New York, as trustee	Exhibit 4.3 to the Current Report on Form 8-K filed on July 13, 2012 ("7/13/12 Form 8-K")

	(c)	Second Supplemental Indenture dated as of January 9, 2013, among The Bon-Ton Department Stores, Inc., the guarantors named therein, and The Bank of New York Mellon, as trustee	Exhibit 4.1 to the Current Report on Form 8-K filed on January 9, 2013 ("1/9/13 Form 8-K")

	(d)	Third Supplemental Indenture dated as of January 31, 2013, among The Bon-Ton Department Stores, Inc., the guarantors named therein, and The Bank of New York Mellon, as trustee	Exhibit 4.1 to the Current Report on Form 8-K filed on February 5, 2013 ("2/5/13 Form 8-K")

	(e)	Fourth Supplemental Indenture dated as of February 2, 2013, among The Bon-Ton Department Stores, Inc., the guarantors named therein, and The Bank of New York Mellon, as trustee	Exhibit 4.6 to the 2/5/13 Form 8-K

4.2	(a)	Indenture dated as of July 9, 2012, among The Bon-Ton Department Stores, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as trustee	Exhibit 4.1 to the 7/13/12 Form 8-K

Exhibit No.		Description	Document Location
	(b)	Registration Rights Agreement dated as of July 9, 2012, among The Bon-Ton Department Stores, Inc., the guarantors named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as dealer manager	Exhibit 4.2 to the 7/13/12 Form 8-K

	(c)	Supplemental Indenture dated as of January 9, 2013, among The Bon-Ton Department Stores, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as trustee	Exhibit 4.2 to the 1/9/13 Form 8-K

	(d)	Second Supplemental Indenture dated as of January 31, 2013, among The Bon-Ton Department Stores, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as trustee	Exhibit 4.2 to the 2/5/13 Form 8-K

	(e)	Third Indenture dated as of February 2, 2013, among The Bon-Ton Department Stores, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as trustee	Exhibit 4.7 to the 2/5/13 Form 8-K

	(f)	Fourth Supplemental Indenture dated as of December 31, 2013, among The Bon-Ton Department Stores, Inc., Bon-Ton Distribution, LLC and Wells Fargo Bank, National Association, as trustee	Exhibit 4.1 to the Current Report on Form 8-K filed on January 3, 2014 ("1/3/14 Form 8-K")

	(g)	Amendment No. 2 to Note Guarantee dated as of February 2, 2014, among The Bon-Ton Stores, Inc. and the guarantors named therein	Exhibit 4.2 to the Annual Report on Form 10-K for the fiscal year Ended February 1, 2014 ("2013 Form 10-K")

	(h)	Fifth Supplemental Indenture dated as of January 15, 2016, among The Bon-Ton Department Stores, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as trustee	Exhibit 4.1 to the Current Report on Form 8-K filed January 19, 2016 ("1/19/16 Form 8-K")

4.3	(a)	Indenture dated as of May 28, 2013, among The Bon-Ton Department Stores, Inc., The Bon-Ton Stores, Inc., the other guarantors named therein, and Wells Fargo Bank, National Association, as trustee and collateral agent	Exhibit 4.1 to the Current Report on Form 8-K filed on June 3, 2013 ("6/3/13 Form 8-K")

Exhibit No.			Description	Document Location
		(b)	Registration Rights Agreement dated as of May 28, 2013, among The Bon-Ton Department Stores, Inc., The Bon-Ton Stores, Inc., the other guarantors named therein and the initial purchasers named therein	Exhibit 4.2 to the 6/3/13 Form 8-K

		(c)	First Supplemental Indenture dated as of December 31, 2013, among The Bon-Ton Department Stores, Inc., Bon-Ton Distribution, LLC and Wells Fargo Bank, National Association, as trustee	Exhibit 4.2 to the 1/3/14 Form 8-K

		(d)	Second Supplemental Indenture dated as of February 2, 2014, among The Bon-Ton Department Stores, Inc., The Bon-Ton Stores, Inc., the other guarantors named therein and Wells Fargo Bank, National Association, as trustee and collateral agent	Exhibit 4.3 to the 2013 Form 10-K

		(e)	Third Supplemental Indenture dated as of January 15, 2016, among The Bon-Ton Department Stores, Inc., the other guarantors named therein and Wells Fargo Bank, National Association, as trustee	Exhibit 4.2 to the 1/19/16 Form 8-K

10.1			Shareholders' Agreement among The Bon-Ton Stores, Inc. and the shareholders named therein	Exhibit 10.3 to Amendment No. 2 to the Registration Statement on Form S-1, File No. 33-42142 ("1991 Form S-1")

10.2	*	(a)	Employment Agreement with Stephen Byers	Exhibit 10.1 to the Current Report on Form 8-K filed on May 4, 2011

		(b)	Amendment to Employment Agreement with Stephen Byers	Exhibit 10.1 to the Current Report on Form 8-K filed on August 21, 2012

10.3	*	(a)	Executive Transition Agreement with M. Thomas Grumbacher	Exhibit 10.1 to the Current Report on Form 8-K filed on March 11, 2005

		(b)	Amendment to Executive Transition Agreement with M. Thomas Grumbacher	Exhibit 10.1 to the Current Report on Form 8-K filed on December 10, 2007

		(c)	Amendment No. 2 to Executive Transition Agreement with M. Thomas Grumbacher	Exhibit 10.1 to the Current Report on Form 8-K filed on February 1, 2010

		(d)	Amendment No. 3 to Executive Transition Agreement with M. Thomas Grumbacher	Exhibit 10.1 to the Current Report on Form 8-K filed on December 21, 2010

10.4	*	(a)	Employment Agreement with Brendan L. Hoffman	Exhibit 10.1 to the Current Report on Form 8-K filed on January 25, 2012 ("1/25/12 Form 8-K")

Exhibit No.			Description	Document Location
		(b)	Restricted Stock Agreement with Brendan L. Hoffman	Exhibit 10.2 to the 1/25/12 Form 8-K

		(c)	Restricted Stock Agreement—Performance Shares with Brendan L. Hoffman	Exhibit 10.3 to the 1/25/12 Form 8-K

		(d)	Amendment to Employment Agreement with Brendan L. Hoffman	Exhibit 10.1 to the Current Report on Form 8-K filed July 17, 2014

10.5	*	(a)	Employment Agreement with Nancy A. Walsh	Exhibit 10.1 to the Current Report on Form 8-K filed on November 4, 2015 ("11/4/15 Form 8-K")

		(b)	Restricted Stock Agreement with Nancy A. Walsh	Exhibit 10.2 to the 11/4/15 Form 8-K

10.6	*	(a)	Employment Agreement with Kathryn Bufano	Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2014 ("7/31/14 Form 8-K")

		(b)	Restricted Stock Agreement with Kathryn Bufano	Exhibit 10.2 to the 7/31/14 Form 8-K

		(c)	Restricted Stock Agreement—Performance Shares with Kathryn Bufano	Exhibit 10.3 to the 7/31/14 Form 8-K

10.7	*		Separation Agreement with Barbara J. Schrantz	Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended October 27, 2012

10.8	*		Employment Agreement with Luis Fernandez	Exhibit 10.7 to the 2013 Form 10-K

10.9	*	(a)	Employment Agreement with William Tracy	Exhibit 10.1 to the Current Report on Form 8-K filed on July 21, 2015 ("7/21/15 Form 8-K")

		(b)	Restricted Stock Agreement with William Tracy	Exhibit 10.2 to the 7/21/15 Form 8-K

10.10	*		Form of severance agreement with certain executive officers	Exhibit 10.14 to Form 8-B

10.11	*	(a)	Supplemental Executive Retirement Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended August 4, 2001

		(b)	Amendment No. 1 to Supplemental Executive Retirement Plan	Exhibit 10.8(b) to the Annual Report on Form 10-K for the fiscal year ended January 30, 2010 ("2009 Form 10-K")

10.12	*	(a)	2009 Omnibus Incentive Plan	Appendix A to Other Definitive Proxy Statements on Form DEF 14A filed on May 4, 2009

Exhibit No.			Description	Document Location
		(b)	Amendment No. 1 to 2009 Omnibus Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K filed on November 24, 2010 ("11/24/10 Form 8-K")

		(c)	Amended and Restated 2009 Omnibus Incentive Plan	Appendix B to Other Definitive Proxy Statements on Form DEF 14A filed May 1, 2012 ("2012 14A")

		(d)	Amendment No. 1 to the Amended and Restated 2009 Omnibus Incentive Plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended November 1, 2014 ("11/1/14 10-Q")

		(e)	Form of Restricted Stock Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on April 16, 2010 ("4/16/10 Form 8-K")

		(f)	Form of Restricted Stock Agreement—Performance Shares	Exhibit 10.2 to the 11/24/10 Form 8-K

		(g)	Form of Restricted Stock Unit Agreement	Exhibit 10.3 to the 4/16/10 Form 8-K

		(h)	Form of Non-Qualified Stock Option Agreement	Exhibit 10.4 to the 4/16/10 Form 8-K

10.13	*	(a)	Amended and Restated Cash Bonus Plan	Appendix A to the 2012 14A

		(b)	Second Amendment to Cash Bonus Plan	Exhibit 10.2 to the 11/1/14 10-Q

10.14	*		The Bon-Ton Stores, Inc. Deferred Compensation Plan	Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended February 3, 2007 ("2006 Form 10-K")

10.15	*		The Bon-Ton Stores, Inc. Severance Pay Plan	Exhibit 10.1 to the Current Report on Form 8-K filed on August 28, 2006

10.16	*		The Bon-Ton Stores, Inc. Executive Severance Pay Plan	Exhibit 10.1 to the Current Report on Form 8-K filed on March 4, 2014

10.17	*		The Bon-Ton Stores, Inc. Change of Control and Material Transaction Severance Plan for Certain Employees of Acquired Employers	Exhibit 10.16 to the 2006 Form 10-K

10.18			Registration Rights Agreement between The Bon-Ton Stores, Inc. and Tim Grumbacher	Exhibit 99.3 to the Current Report on Form 8-K filed on November 7, 2003

10.19		(a)	Sublease of Oil City, Pennsylvania store between The Bon-Ton Stores, Inc. and Nancy T. Grumbacher, Trustee	Exhibit 10.16 to the 1991 Form S-1

		(b)	First Amendment to Oil City, Pennsylvania sublease	Exhibit 10.22 to Amendment No. 1 to the 1991 Form S-1

		(c)	Corporate Guarantee with respect to Oil City, Pennsylvania lease	Exhibit 10.26 to Amendment No. 1 to the 1991 Form S-1

Exhibit No.		Description	Document Location
10.20	(a)	Credit Card Program Agreement between The Bon-Ton Stores, Inc. and World Financial Network Bank	Exhibit 10.1 to the Current Report on Form 8-K filed on December 22, 2011**

	(b)	First Amendment to the Credit Card Program Agreement	Exhibit 10.19 to the 2013 Form 10-K**

	(c)	Amendment No. 1 to the Private Label Credit Card Program Agreement between The Bon-Ton Stores, Inc. and Comenity Bank	Exhibit 10.1 to the Current Report on Form 8-K filed November 3, 2015**

10.21		Registration Rights Agreement between The Bon-Ton Department Stores, Inc., The Bon-Ton Stores, Inc., other guarantors listed on Schedule I of the Agreement, Banc of America Securities LLC and Citigroup Global Markets Inc.	Exhibit 10.1 to the 3/10/06 Form 8-K

10.22	(a)	Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp., Carson Pirie Scott, Inc. (f/k/a Parisian, Inc.), Herberger's Department Stores, LLC and the other credit parties and lender parties thereto	Exhibit 10.2 to the 3/10/06 Form 8-K

	(b)	Amendment No. 1 to Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp., Carson Pirie Scott, Inc. (f/k/a Parisian, Inc.), Herberger's Department Stores, LLC and the other credit parties and lender parties thereto	Exhibit 10.24(b) to the Annual Report on Form 10-K for the fiscal year ended February 2, 2008

	(c)	Amendment No. 2 to Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp., Carson Pirie Scott, Inc. (f/k/a Parisian, Inc.), Herberger's Department Stores, LLC and the other credit parties and lender parties thereto	Exhibit 10.3 to the Current Report on Form 8-K filed on November 24, 2009

	(d)	Amended and Restated Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp. and the other credit parties and lender parties thereto	Exhibit 10.1 to the Current Report on Form 8-K filed on December 9, 2009

Exhibit No.			Description	Document Location
		(e)	Exhibits and Schedules to the Amended and Restated Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp. and the other credit parties and lender parties thereto	Exhibit 10.19(e) to the 2009 Form 10-K**

		(f)	Second Amended and Restated Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp. and the other credit parties and lender parties thereto	Exhibit 10.1 to the Current Report on Form 8-K filed on March 24, 2011

		(g)	First Amendment to Second Amended and Restated Loan and Security Agreement dated March 21, 2011	Exhibit 10.1 to the Current Report on Form 8-K filed on October 31, 2012

		(h)	Second Amendment to Second Amended and Restated Loan and Security Agreement dated March 21, 2011	Exhibit 10.1 to the Current Report on Form 8-K filed on December 13, 2013

		(i)	Commitment Increase Letter Acknowledgment made by The Bon-Ton Department Stores, Inc., and the other grantors named therein	Exhibit 10.1 to the Current Report on Form 8-K filed on September 2, 2015

		(j)	Commitment Increase Letter Acknowledgment made by The Bon-Ton Department Stores, Inc., and the other grantors named therein	Exhibit 10.1 to the Current Report on Form 8-K filed on November 18, 2015

10.23		(a)	Loan Agreement between Bonstores Realty One, LLP and Bank of America, N.A.	Exhibit 10.3 to the 3/10/06 Form 8-K

		(b)	Exhibits and Schedules to Loan Agreement between Bonstores Realty One, LLP and Bank of America, N.A.	Exhibit 10.20(b) to the 2009 Form 10-K**

10.24		(a)	Loan Agreement between Bonstores Realty Two, LLP and Bank of America, N.A.	Exhibit 10.4 to the 3/10/06 Form 8-K

		(b)	Exhibits and Schedules to Loan Agreement between Bonstores Realty Two, LLP and Bank of America, N.A.	Exhibit 10.21(b) to the 2009 Form 10-K**

10.25	*	(a)	Carson Pirie Scott & Co. Supplemental Executive Retirement Plan	Exhibit 10.29(a) to the 2006 Form 10-K

		(b)	First Amendment to the Carson Pirie Scott & Co. Supplemental Executive Retirement Plan	Exhibit 10.29(b) to the 2006 Form 10-K

Exhibit No.	Description	Document Location
10.26	Second Lien Security Agreement dated as of July 9, 2012, among The Bon-Ton Department Stores, Inc., the grantors named therein, and Wells Fargo Bank, National Association, as trustee and collateral agent	Exhibit 10.1 to the 7/13/12 Form 8-K

10.27	Intercreditor Agreement dated as of July 9, 2012, among Bank of America, N.A., as collateral agent under the credit agreement dated as of March 21, 2011, Wells Fargo Bank, National Association, as collateral agent and trustee under the indenture dated as of July 9, 2012, The Bon-Ton Stores, Inc., and the subsidiaries of The Bon-Ton Stores, Inc. named therein	Exhibit 10.2 to the 7/13/12 Form 8-K

10.28	Supplement No. 1 to the Second Lien Security Agreement dated as of January 31, 2013 by and among The Bon-Ton Department Stores, Inc., The Bon-Ton Giftco, LLC, and Wells Fargo Bank, National Association, as trustee and collateral agent	Exhibit 4.3 to the 2/5/13 Form 8-K

10.29	Omnibus Joinder Agreement to Loan Documents dated as of January 31, 2013 by and among The Bon-Ton Giftco, LLC, as new guarantor, The Bon-Ton Department Stores, Inc., as borrower agent, and Bank of America, N.A., as administrative agent and co-collateral agent	Exhibit 4.4 to the 2/5/13 Form 8-K

10.30	Guaranty dated as of January 31, 2013 by The Bon-Ton Giftco, LLC, as new guarantor, in favor of Bank of America, N.A., as agent, the lenders and the other secured parties	Exhibit 4.5 to the 2/5/13 Form 8-K

10.31	Supplement No. 2 to the Second Lien Security Agreement dated as of February 2, 2013 by and among The Bon-Ton Department Stores, Inc., Carson Pirie Scott II, Inc., and Wells Fargo Bank, National Association, as trustee and collateral agent	Exhibit 4.8 to the 2/5/13 Form 8-K

Exhibit No.		Description	Document Location
10.32		Joinder Agreement to Loan Agreement dated as of February 2, 2013 by and among Carson Pirie Scott II, Inc., as new borrower, The Bon-Ton Department Stores, Inc., as borrower agent, and Bank of America, N.A., as administrative agent and co-collateral agent	Exhibit 4.9 to the 2/5/13 Form 8-K

10.33		Guaranty dated as of February 2, 2013 by Carson Pirie Scott II, Inc., as new guarantor, in favor of Bank of America, N.A., as agent, the lenders and the other secured parties	Exhibit 4.10 to the 2/5/13 Form 8-K

10.34		Supplement No. 3 to the Second Lien Security Agreement dated as of December 31, 2013 by and among The Bon-Ton Department Stores, Inc., Bon-Ton Distribution, LLC and Wells Fargo Bank, National Association, as trustee and collateral agent	Exhibit 4.3 to the 1/3/14 Form 8-K

10.35		Joinder Agreement to Loan Documents dated as of December 31, 2013 by and among Bon-Ton Distribution, LLC, as new borrower, The Bon-Ton Department Stores, Inc., as borrower agent, and Bank of America, N.A., as administrative agent and co-collateral agent	Exhibit 4.4 to the 1/3/14 Form 8-K

10.36		Guaranty dated as of December 31, 2013 by Bon-Ton Distribution, LLC, as new guarantor, in favor of Bank of America, N.A., as agent, the lenders and the other secured parties	Exhibit 4.5 to the 1/3/14 Form 8-K

10.37		Additional Pari Passu Joinder Agreement and Intercreditor Joinder Agreement dated as of May 28, 2013, among Wells Fargo Bank, National Association, as Additional Pari Passu Agent and as Future Second Priority Agent, Wells Fargo Bank, National Association, as Collateral Agent, Bank of America, N.A., as Revolving Credit Agent and Wells Fargo Bank, National Association, as Second Priority Designated Agent	Exhibit 10.1 to the 6/3/13 Form 8-K

10.38	*	Separation and General Release with Keith E. Plowman	Exhibit 10.1 to the Current Report on Form 8-K filed on January 20, 2015

Exhibit No.	Description	Document Location
10.39	Lease Agreement dated as of June 26, 2015 by and between BT (MULTI) LLC and MCRIL, LLC	Exhibit 10.1 to the Current Report on Form 8-K filed on June 29, 2015 ("6/29/15 Form 8-K")

10.40	Guaranty and Suretyship Agreement made by The Bon-Ton Stores, Inc., The Bon-Ton Department Stores, Inc. and Carson Pirie Scott II, Inc.	Exhibit 10.2 to 6/29/15 Form 8-K

10.41	Consent and Third Amendment to Second Amended and Restated Loan and Security Agreement, as of January 15, 2016	Exhibit 10.1 to 1/19/16 Form 8-K

10.42	Borrower Joinder Agreement to Loan Documents, dated as of January 15, 2016, by and among Bonstores Realty One, LLC and Bonstores Realty Two, LLC, as new borrowers, The Bon-Ton Department Stores, Inc., as borrower agent, and Bank of America, N.A., as administrative agent and co-collateral agent	Exhibit 10.2 to 1/19/16 Form 8-K

10.43	Guarantor Joinder Agreement to Loan Documents, dated as of January 15, 2016, by and among Bonstores Holdings One, LLC and Bonstores Holdings Two, LLC, as new guarantors, The Bon-Ton Department Stores, Inc., as borrower agent, and Bank of America, N.A., as administrative agent and co-collateral agent	Exhibit 10.3 to 1/19/16 Form 8-K

10.44	Guaranty, dated as of January 15, 2016, by and among Bonstores Realty One, LLC, Bonstores Holdings One, LLC, Bonstores Realty Two, LLC and Bonstores Holdings Two, LLC, as new guarantors, in favor of Bank of America, N.A., as agent, the lenders and the other secured parties.	Exhibit 10.4 to 1/19/16 Form 8-K

10.45	Supplement No. 4 to the Second Lien Security Agreement, dated as of January 15, 2016, by and among The Bon-Ton Department Stores, Inc., Bonstores Realty One, LLC, Bonstores Holdings One, LLC, Bonstores Realty Two, LLC, Bonstores Holdings Two, LLC and Wells Fargo Bank, National Association, as trustee and collateral agent.	Exhibit 10.5 to 1/19/16 Form 8-K

Exhibit No.	Description	Document Location
21	Subsidiaries of the Registrant	Filed Herewith

23	Consent of KPMG LLP	Filed Herewith

31.1	Certification of Kathryn Bufano	Filed Herewith

31.2	Certification of Nancy A. Walsh	Filed Herewith

32	Certifications Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934	Filed Herewith

101.INS	XBRL Instance Document	Filed Herewith

101.SCH	XBRL Taxonomy Extension Scheme Document	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

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

THE BON-TON STORES, INC.
Dated: April 13, 2016	By:	/s/ NANCY A. WALSH Nancy A. Walsh Executive Vice President—Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ TIM GRUMBACHER Tim Grumbacher	Chairman of the Board and Strategic Initiatives Officer	April 13, 2016
/s/ KATHRYN BUFANO Kathryn Bufano	President and Chief Executive Officer and Director (Principal Executive Officer)	April 13, 2016
/s/ NANCY A. WALSH Nancy A. Walsh	Executive Vice President—Chief Financial Officer (Principal Financial Officer)	April 13, 2016
/s/ MICHAEL W. WEBB Michael W. Webb	Senior Vice President—Chief Accounting Officer (Principal Accounting Officer)	April 13, 2016
/s/ LUCINDA M. BAIER Lucinda M. Baier	Director	April 13, 2016
/s/ PHILIP M. BROWNE Philip M. Browne	Director	April 13, 2016
/s/ MICHAEL L. GLEIM Michael L. Gleim	Director	April 13, 2016

Signature	Capacity	Date

/s/ TODD C. MCCARTY Todd C. McCarty	Director	April 13, 2016
/s/ DANIEL T. MOTULSKY Daniel T. Motulsky	Director	April 13, 2016
/s/ JEFFREY B. SHERMAN Jeffrey B. Sherman	Director	April 13, 2016
/s/ STEVEN B. SILVERSTEIN Steven B. Silverstein	Director	April 13, 2016
/s/ DEBRA K. SIMON Debra K. Simon	Director	April 13, 2016

 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
The Bon-Ton Stores, Inc.:

        We have audited the accompanying consolidated balance sheets of The Bon-Ton Stores, Inc. and subsidiaries as of January 30, 2016 and January 31, 2015, and the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity, and cash flows for each of the fiscal years in the three-year period ended January 30, 2016. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bon-Ton Stores, Inc. and subsidiaries as of January 30, 2016 and January 31, 2015, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 30, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Bon-Ton Stores, Inc.'s internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 13, 2016 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Harrisburg, Pennsylvania
April 13, 2016

THE BON-TON STORES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	January 30, 2016	January 31, 2015
Assets
Current assets:
Cash and cash equivalents	$6,879	$8,753
Merchandise inventories	711,699	734,956
Prepaid expenses and other current assets	97,254	93,394

Total current assets	815,832	837,103
Property, fixtures and equipment at cost, net of accumulated depreciation and amortization of $951,786 and $910,494 at January 30, 2016 and January 31, 2015, respectively	635,334	641,996
Intangible assets, net of accumulated amortization of $62,204 and $64,451 at January 30, 2016 and January 31, 2015, respectively	82,062	90,151
Other long-term assets	23,978	23,483

Total assets	$1,557,206	$1,592,733

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$162,831	$208,882
Accrued payroll and benefits	28,527	28,848
Accrued expenses	147,378	158,022
Current maturities of long-term debt	—	6,788
Current maturities of obligations under capital leases	5,394	3,961

Total current liabilities	344,130	406,501
Long-term debt, less current maturities	862,557	850,963
Obligations under capital leases, less current maturities	126,692	45,016
Other long-term liabilities	188,911	202,605

Total liabilities	1,522,290	1,505,085

Commitments and contingencies (Note 12)
Shareholders' equity
Preferred Stock—authorized 5,000,000 shares at $0.01 par value; no shares issued	—	—
Common Stock—authorized 40,000,000 shares at $0.01 par value; issued shares of 18,532,577 and 17,818,323 at January 30, 2016 and January 31, 2015, respectively	185	178
Class A Common Stock—authorized 20,000,000 shares at $0.01 par value; issued and outstanding shares of 2,951,490 at January 30, 2016 and January 31, 2015	30	30
Treasury stock, at cost—337,800 shares at January 30, 2016 and January 31, 2015	(1,387)	(1,387)
Additional paid-in capital	164,428	161,359
Accumulated other comprehensive loss	(76,122)	(80,405)
(Accumulated deficit) retained earnings	(52,218)	7,873

Total shareholders' equity	34,916	87,648

Total liabilities and shareholders' equity	$1,557,206	$1,592,733

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(In thousands, except per share data)	January 30, 2016	January 31, 2015	February 1, 2014
Net sales	$2,717,691	$2,756,237	$2,770,068
Other income	71,806	66,659	63,992

	2,789,497	2,822,896	2,834,060

Costs and expenses:
Costs of merchandise sold	1,775,715	1,772,953	1,768,672
Selling, general and administrative	905,652	907,036	899,363
Gain on insurance recovery	(1,356)	(10,779)	—
Depreciation and amortization	91,783	90,118	85,872
Amortization of lease-related interests	4,245	4,542	4,543
Impairment charges	3,632	2,492	6,230

Income from operations	9,826	56,534	69,380
Interest expense, net	62,546	61,736	68,587
Loss on extinguishment of debt	6,208	153	4,433

Loss before income taxes	(58,928)	(5,355)	(3,640)
Income tax (benefit) provision	(1,875)	1,619	(84)

Net loss	$(57,053)	$(6,974)	$(3,556)

Per share amounts—
Basic:
Net loss	$(2.90)	$(0.36)	$(0.19)
Diluted:
Net loss	$(2.90)	$(0.36)	$(0.19)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Fiscal Year Ended
(In thousands)	January 30, 2016	January 31, 2015	February 1, 2014
Net loss	$(57,053)	$(6,974)	$(3,556)
Other comprehensive income (loss), net of tax:
Pension and postretirement benefit plans	4,283	(29,957)	22,794

Comprehensive (loss) income	$(52,770)	$(36,931)	$19,238

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands, except per share data)	Common Stock	Class A Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Total
BALANCE AT FEBRUARY 2, 2013	$175	$30	$(1,387)	$158,728	$(73,242)	$26,302	$110,606
Net loss	—	—	—	—	—	(3,556)	(3,556)
Other comprehensive income	—	—	—	—	22,794	—	22,794
Dividends to shareholders, $0.20 per share	—	—	—	—	—	(3,935)	(3,935)
Restricted shares forfeited in lieu of payroll taxes	(2)	—	—	(2,132)	—	—	(2,134)
Proceeds from stock options exercised	1	—	—	594	—	—	595
Share-based compensation expense	4	—	—	3,582	—	—	3,586

BALANCE AT FEBRUARY 1, 2014	178	30	(1,387)	160,772	(50,448)	18,811	127,956
Net loss	—	—	—	—	—	(6,974)	(6,974)
Other comprehensive loss	—	—	—	—	(29,957)	—	(29,957)
Dividends to shareholders, $0.20 per share	—	—	—	—	—	(3,964)	(3,964)
Restricted shares forfeited in lieu of payroll taxes	(2)	—	—	(1,935)	—	—	(1,937)
Proceeds from stock options exercised	—	—	—	22	—	—	22
Share-based compensation expense	2	—	—	2,500	—	—	2,502

BALANCE AT JANUARY 31, 2015	178	30	(1,387)	161,359	(80,405)	7,873	87,648
Net loss	—	—	—	—	—	(57,053)	(57,053)
Other comprehensive income	—	—	—	—	4,283	—	4,283
Dividends to shareholders, $0.15 per share	—	—	—	—	—	(3,038)	(3,038)
Restricted shares forfeited in lieu of payroll taxes	(1)	—	—	(398)	—	—	(399)
Proceeds from stock options exercised	1	—	—	453	—	—	454
Share-based compensation expense	7	—	—	3,014	—	—	3,021

BALANCE AT JANUARY 30, 2016	$185	$30	$(1,387)	$164,428	$(76,122)	$(52,218)	$34,916

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(In thousands)	January 30, 2016	January 31, 2015	February 1, 2014
Cash flows from operating activities:
Net loss	$(57,053)	$(6,974)	$(3,556)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	91,783	90,118	85,872
Amortization of lease-related interests	4,245	4,542	4,543
Impairment charges	3,632	2,492	6,230
Share-based compensation expense	3,021	2,502	3,586
Gain on sale of property, fixtures and equipment	(2,463)	(2,510)	(275)
Reclassifications of accumulated other comprehensive loss	6,365	3,255	6,203
Loss on extinguishment of debt	6,208	153	4,433
Amortization of deferred financing costs	3,033	2,938	3,877
Deferred income tax (benefit) provision	(1,875)	1,718	248
Changes in operating assets and liabilities:
Decrease (increase) in merchandise inventories	23,257	(25,223)	48,667
Increase in prepaid expenses and other current assets	(3,771)	(17,109)	(5,684)
Increase in other long-term assets	(2,288)	(768)	(2,168)
(Decrease) increase in accounts payable	(35,879)	4,136	(2,812)
(Decrease) increase in accrued payroll and benefits and accrued expenses	(7,215)	6,105	(20,411)
Decrease in income taxes payable	—	—	(739)
Decrease in other long-term liabilities	(13,178)	(18,746)	(7,947)

Net cash provided by operating activities	17,822	46,629	120,067

Cash flows from investing activities:
Capital expenditures	(84,675)	(90,707)	(77,336)
Proceeds from insurance claim	1,700	—	—
Proceeds from sale of property, fixtures and equipment	85,354	5,349	1,335

Net cash provided by (used in) investing activities	2,379	(85,358)	(76,001)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(915,005)	(728,166)	(1,267,418)
Proceeds from issuance of long-term debt	908,644	770,259	1,229,418
Cash dividends paid	(4,029)	(3,956)	(2,952)
Restricted shares forfeited in lieu of payroll taxes	(399)	(1,937)	(2,134)
Proceeds from stock options exercised	454	22	595
Deferred financing costs paid	(1,505)	(69)	(11,133)
(Decrease) increase in book overdraft balances	(10,235)	4,271	8,690

Net cash (used in) provided by financing activities	(22,075)	40,424	(44,934)

Net (decrease) increase in cash and cash equivalents	(1,874)	1,695	(868)
Cash and cash equivalents at beginning of period	8,753	7,058	7,926

Cash and cash equivalents at end of period	$6,879	$8,753	$7,058

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. NATURE OF OPERATIONS

        The Bon-Ton Stores, Inc. is a Pennsylvania corporation incorporated on January 31, 1996 as the successor of a company incorporated on January 31, 1929. As of January 30, 2016, The Bon-Ton Stores, Inc. operated, through its subsidiaries, 268 stores, including nine furniture galleries and four clearance centers, in 26 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner's, Boston Store, Carson's, Elder-Beerman, Herberger's and Younkers nameplates.

        References to "the Company" refer to The Bon-Ton Stores, Inc. (the "Parent") and its subsidiaries.

        The Company's fiscal year ends on the Saturday nearer January 31, and consisted of 52 weeks for each of 2015, 2014 and 2013. References to "2015," "2014" and "2013" represent the Company's fiscal 2015 year ended January 30, 2016, fiscal 2014 year ended January 31, 2015 and fiscal 2013 year ended February 1, 2014, respectively. References to "2016" represent the Company's fiscal 2016 year ending January 28, 2017.

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

        Certain prior year balances presented in the consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation. These reclassifications did not impact the Company's net loss for 2015, 2014 or 2013.

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

        As of January 30, 2016 and January 31, 2015, approximately 31% and 32%, respectively, of the Company's merchandise inventories were valued using a first-in, first-out ("FIFO") cost basis and approximately 69% and 68%, respectively, of merchandise inventories were valued using a last-in, first-out ("LIFO") cost basis. There was no effect on costs of merchandise sold for LIFO valuations in 2015, 2014 and 2013. If the FIFO method of inventory valuation had been used for all inventories, the Company's merchandise inventories would have been lower by $6,837 at January 30, 2016 and January 31, 2015 due to the Company having recognized prior years' cost increases associated with its LIFO calculations. The Company's LIFO calculations yielded inventory increases due to deflation reflected in price indices used. The LIFO method values merchandise sold at the cost of more recent inventory purchases (which the deflationary indices indicated to be lower), resulting in the general inventory on-hand being carried at the older, higher costs. Given these higher values and the promotional retail environment, the Company has reduced the carrying value of its LIFO inventories to an estimated realizable value, with reductions of $55,775 to offset the $62,612 cumulative inventory

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

increases generated by its computation of LIFO inventory as of January 30, 2016 and with reductions of $53,118 to offset the $59,955 cumulative inventory increases generated by its computation of LIFO inventory as of January 31, 2015.

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

        No depreciation is recorded until property, fixtures and equipment are placed into service. The Company capitalizes interest incurred during the construction of new facilities or major improvements to existing facilities and development projects that exceed one month. See Note 11 for quantification of capitalized interest in 2015, 2014 and 2013. Repair and maintenance costs are charged to selling, general and administrative ("SG&A") expense as incurred. Property retired or sold is removed from asset and accumulated depreciation accounts and the resulting gain or loss is reflected in SG&A expense.

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

Deferred Financing Fees

        Amounts paid by the Company to secure financing agreements are reflected in other long-term assets and are amortized over the term of the related facility. Amortization of credit facility costs are classified as interest expense. Unamortized amounts at January 30, 2016 and January 31, 2015 were $13,598 and $14,502, respectively.

Employee Benefit Plans

        The Company, through its actuary, utilizes assumptions when estimating the liabilities for pension and other employee benefit plans. These assumptions, where applicable, include the discount rates used to determine the actuarial present value of projected benefit obligations, the long-term rate of return on assets and the growth in health care costs. The Company measures defined benefit plan assets and obligations using the month-end that is closest to its fiscal year-end. The cost of these benefits is recognized in SG&A expense and the accrued benefits are reported in accrued payroll and benefits, accrued expenses and other long-term liabilities.

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

        The following table summarizes net sales by merchandise category for each year presented:

Merchandise Category	2015	2014	2013
Women's Apparel	$665,734	$678,526	$686,276
Home	460,568	471,259	459,152
Cosmetics	370,420	377,442	391,306
Men's Apparel	332,948	325,333	330,411
Accessories	264,421	273,057	274,902
Footwear	254,167	263,516	266,523
Children's Apparel	186,994	186,907	185,248
Intimate Apparel	106,480	106,792	108,292
Young Contemporary Apparel	71,406	69,402	58,410
Other	4,553	4,003	9,548

Total	$2,717,691	$2,756,237	$2,770,068

Other Income

        The Company currently receives revenues under a credit card program agreement ("CCPA") with Comenity Bank, a subsidiary of Alliance Data Systems Corporation ("ADS"). Pursuant to the CCPA,

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the Company receives periodic royalties based on a percentage of credit card sales and outstanding credit balances. In 2012, the Company received a signing bonus of $50,000 upon transition of its CCPA to ADS; the signing bonus was recorded as deferred income and was being amortized over the initial seven-year term of the CCPA. During 2015, the Company entered into Amendment No. 1 (the "Amendment") to the CCPA to extend the original term three years with two-year renewal terms thereafter. Pursuant to the Amendment, ADS will pay the Company an extension bonus of $6,000, payable $1,000 in July 2017 and $5,000 in July 2019, as well as an increased royalty rate based on a percentage of credit card sales during the term of the CCPA. The remaining deferred bonus from the original agreement and the deferred bonus received in connection with the Amendment will be amortized over the new extended term of the CCPA. The aforementioned revenues are recorded within other income.

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

Advertising

        Advertising production costs are expensed the first time the advertisement is run. Media placement costs are expensed in the period the advertising appears. Total advertising expenses, net of vendor allowances, included in SG&A expense for 2015, 2014 and 2013 were $137,295, $135,626 and $128,266, respectively. Prepaid expenses and other current assets include prepaid advertising costs of $8,887 and $8,016 at January 30, 2016 and January 31, 2015, respectively.

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

Gift and Merchandise Cards

        The Company sells gift cards to customers at its stores and through its website, and issues merchandise cards as credit for merchandise returned to its stores. These cards do not have expiration dates. Revenues from these cards are recognized when (1) the card is redeemed by the customer, or (2) the likelihood of the card being redeemed by the customer is remote and it is determined that the Company does not have a legal obligation to remit the value of the unredeemed card to relevant jurisdictions ("card breakage"). It is the Company's historical experience that the likelihood of redemption after 60 months from issuance is remote. Should cards become aged 60 months and the Company determines that it is probable that it has no legal obligation to remit the value to relevant jurisdictions, the corresponding liability is relieved. Given the satisfaction of the aforementioned criteria, the Company recognized income from card breakage of $1,826, $2,103 and $2,400 in 2015, 2014 and 2013, respectively. Gift and merchandise card liabilities are included within accrued expenses.

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table presents a reconciliation of net loss and weighted average shares outstanding used in basic and diluted EPS calculations for each of 2015, 2014 and 2013:

	2015	2014	2013
Basic Loss Per Common Share
Net loss	$(57,053)	$(6,974)	$(3,556)
Less: Income allocated to participating securities	—	—	—

Net loss available to common shareholders	$(57,053)	$(6,974)	$(3,556)

Weighted average common shares outstanding	19,691,114	19,417,681	19,101,742

Basic loss per common share	$(2.90)	$(0.36)	$(0.19)

Diluted Loss Per Common Share
Net loss	$(57,053)	$(6,974)	$(3,556)
Less: Income allocated to participating securities	—	—	—

Net loss available to common shareholders	$(57,053)	$(6,974)	$(3,556)

Weighted average common shares outstanding	19,691,114	19,417,681	19,101,742
Common shares issuable—stock options	—	—	—

Weighted average common shares outstanding assuming dilution	19,691,114	19,417,681	19,101,742

Diluted loss per common share	$(2.90)	$(0.36)	$(0.19)

        Due to the Company's net loss position in 2015, 2014 and 2013, weighted average unvested restricted shares and restricted stock units (participating securities) of 948,776, 702,188 and 914,941 for 2015, 2014 and 2013, respectively, were not considered in the calculation of net loss available to common shareholders used for both basic and diluted EPS.

        In addition, weighted average stock option shares (non-participating securities) totaling 30,751, 212,750 and 363,298 for 2015, 2014 and 2013, respectively, were excluded from the computation of diluted weighted average common shares outstanding, as their effect would have been antidilutive. Certain of these stock option shares were excluded solely due to the Company's net loss position. Had the Company reported net income in 2015, 2014 and 2013, these shares would have increased diluted weighted average common shares outstanding by 4,198, 86,872 and 142,068, respectively.

Risks and Uncertainties

        The diversity of the Company's products, customers and geographic operations reduces the risk that a severe impact will occur in the near term as a result of changes in its customer base, competition or markets.

        In response to economic conditions, the Company has considered the impact of relevant factors on its liquidity and has performed an analysis of the key assumptions in its forecast such as sales, gross margin and SG&A expenses; an evaluation of its relationships with vendors and their factors, including availability of vendor credit; and an analysis of cash requirements, including the Company's inventory

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and other working capital requirements, capital expenditures and borrowing availability under its credit facility. Based upon these analyses and evaluations, the Company expects its anticipated sources of liquidity will be sufficient to meet its obligations without significant revisions to its planned operations through 2016.

Recently Adopted Accounting Standards

        Effective January 30, 2016, the Company adopted Accounting Standards Update ("ASU") No. 2015-04, Compensation—Retirement Benefits, and prospectively applied its provisions. The new standard provides a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply that practical expedient consistently from year to year. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

        Effective January 30, 2016, the Company adopted ASU No. 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) ("ASU 2015-07"), and retrospectively applied its provisions. ASU 2015-07 removed the requirement to categorize within the fair value hierarchy investments whose fair values are measured at net asset value ("NAV") or its equivalent under the practical expedient in ASC Topic 820, Fair Value Measurement. In addition, the entity is required to continue to disclose the amount of investments measured at NAV (or its equivalent) under the practical expedient. This amendment does not change the requirement for reporting fair value hierarchy for other assets and liabilities in the financial statements. As a result of adopting this guidance, certain pension plan assets are not categorized in the fair value hierarchy (see Note 9).

        Effective January 30, 2016, the Company adopted ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, and retrospectively applied its provisions. The new standard requires that all deferred tax liabilities and assets be classified as noncurrent. As a result of the retrospective adoption, the Company reclassified the January 31, 2015 consolidated balance sheet resulting in a reduction of $15.8 million in noncurrent deferred income tax assets, a reduction in current deferred income tax liabilities of $24.5 million and an increase in other long-term liabilities of $8.7 million.

Recently Issued Accounting Standards

        In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The new standard provides a single revenue recognition model which is intended to enhance disclosures and improve comparability over a range of industries, companies and geographical boundaries. ASU 2014-09 creates a five-step model that requires companies to exercise judgment when considering all relevant facts and circumstances in the determination of when and how revenue is recognized. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date. The standard amends ASU 2014-09 to defer the effective date for all entities by one year. As a result of the deferral, the new guidance is effective for fiscal years beginning after December 15, 2017. The Company is currently reviewing the revised guidance and assessing the potential impact on its consolidated financial statements.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). The new standard amended FASB Accounting Standards Subtopic 205-40 to provide guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. Specifically, the amendments (1) provide a definition of the term "substantial doubt," (2) require an evaluation every reporting period, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that financial statements are issued. ASU 2014-15 is effective for fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently reviewing the guidance and assessing the potential impact on its consolidated financial statements.

        In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest ("ASU 2015-03"). The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB issued ASU No. 2015-15 as an amendment to ASU 2015-03 to provide guidance on presentation and subsequent measurement of debt issuance costs relating to Line-of-Credit Arrangements. The guidance is effective for fiscal years beginning after December 15, 2015. The Company anticipates balance sheet reclassifications as a result of adopting this guidance, but does not expect these reclassifications to be material to its consolidated financial statements.

        In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software. The new standard provides guidance on the accounting for fees paid by a customer in a cloud computing arrangement, including whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer is required to account for the software license consistent with the acquisition of other software licenses. Conversely, if the arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance is effective for fiscal years beginning after December 15, 2015. This guidance is not expected to have a material impact on the Company's consolidated financial statements.

        In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities. The new standard requires financial assets and financial liabilities to be separately presented by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. The guidance is effective for fiscal years beginning after December 15, 2017. The Company is currently reviewing the guidance and assessing the potential impact on its consolidated financial statements.

        In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires recognition of lease assets and lease liabilities for leases previously classified as operating leases. The guidance is effective for fiscal years beginning after December 15, 2018. The Company is currently reviewing the guidance and assessing the impact on its consolidated financial statements.

        In March 2016, the FASB issued ASU No. 2016-04, Liabilities—Extinguishments of Liabilities: Recognition of Breakage for Certain Prepaid Stored-Value Products. The new standard states that liabilities

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

from the sale of prepaid stored-value products are financial liabilities and specifies how they should be derecognized. The guidance is effective for fiscal years beginning after December 15, 2017. The Company is currently reviewing the guidance and assessing the potential impact on its consolidated financial statements.

        In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation. The new standard is intended to simplify several aspects of the accounting for share-based payment award transactions. The guidance is effective for fiscal years beginning after December 15, 2016. The Company is currently reviewing the guidance and assessing the potential impact on its consolidated financial statements.

3. PROPERTY, FIXTURES AND EQUIPMENT

        Property, fixtures and equipment and related accumulated depreciation and amortization consisted of:

	January 30, 2016	January 31, 2015
Land and improvements	$77,492	$120,740
Buildings and leasehold improvements	677,014	720,275
Furniture and equipment	683,839	650,928
Buildings under capital leases	148,775	60,547

	1,587,120	1,552,490
Less: Accumulated depreciation and amortization	(951,786)	(910,494)

Net property, fixtures and equipment	$635,334	$641,996

        Accumulated depreciation and amortization includes $35,883 and $29,572 at January 30, 2016 and January 31, 2015, respectively, related to buildings under capital leases. Amortization of buildings and equipment under capital leases is included within depreciation and amortization expense.

        Depreciation and amortization expense of $90,283, $88,489 and $84,113 related to property, fixtures and equipment was included in depreciation and amortization expense for 2015, 2014 and 2013, respectively.

        Asset impairment charges of $1,790, $2,392 and $5,962, which resulted in a reduction in the carrying amount of certain store properties due to marginal performance, were recorded in 2015, 2014 and 2013, respectively. The expenses are included in impairment charges.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

4. INTANGIBLE ASSETS

        Intangible assets consist of the following:

	January 30, 2016	January 31, 2015
Intangible assets subject to amortization
Gross amount
Lease-related interests	$73,011	$81,179
Customer lists and relationships	22,600	22,926

Total gross amount	95,611	104,105

Accumulated amortization
Lease-related interests	(42,888)	(46,309)
Customer lists and relationships	(19,316)	(18,142)

Total accumulated amortization	(62,204)	(64,451)

Net intangible assets subject to amortization	33,407	39,654

Intangible assets not subject to amortization
Trade names	38,400	40,200
Private label brand names	10,255	10,297

Total intangible assets not subject to amortization	48,655	50,497

Net intangible assets	$82,062	$90,151

        Lease-related interests reflect below-market-rate leases purchased in acquisitions completed in 1992 through 2006 that were adjusted to reflect fair market value. The lease-related interests, including the unfavorable lease-related interests included in other long-term liabilities, are being amortized on a straight-line method and reported as "amortization of lease-related interests" in the consolidated statements of operations. At January 30, 2016, these lease-related interests have weighted-average remaining lives of nine years for amortization purposes.

        At January 30, 2016, customer lists and relationships are being amortized on a declining-balance method over the remaining lives of three years. The amortization from the customer lists and relationships is included within depreciation and amortization expense.

        During 2015, 2014 and 2013, amortization of $1,500, $1,629 and $1,759, respectively, was recorded on customer lists and relationships. Amortization of $4,245, $4,542 and $4,543 was recorded for favorable and unfavorable lease-related interests during 2015, 2014 and 2013, respectively. The Company anticipates amortization associated with customer lists and relationships of approximately $1,370 in 2016, $1,262 in 2017 and $652 in 2018. The Company anticipates amortization associated with favorable and unfavorable lease-related interests of approximately $4,030 in 2016, $3,941 in 2017, $3,630 in 2018, $3,240 in 2019 and $2,839 in 2020.

        As a result of its review in 2015 of the carrying value of intangible assets, the Company recorded asset impairment charges of $1,842 related to the reduction in the value of three indefinite-lived trade names and one indefinite-lived private label brand name. In 2014, the Company recorded asset impairment charges of $100 related to the reduction in the value of one indefinite-lived trade name. In

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

4. INTANGIBLE ASSETS (Continued)

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

        The carrying value and estimated fair value of the Company's long-term debt, including current maturities but excluding capital leases, as of January 30, 2016 are as follows:

			Fair Value Measurements Using
	Carrying Value	Total Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Second lien senior secured notes	$407,292	$168,584	$168,584	$—	$—
Senior secured credit facility	455,265	455,265	—	—	455,265

Total	$862,557	$623,849	$168,584	$—	$455,265

        The carrying value and estimated fair value of the Company's long-term debt, including current maturities but excluding capital leases, as of January 31, 2015 are as follows:

			Fair Value Measurements Using
	Carrying Value	Total Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Second lien senior secured notes	$407,292	$345,700	$345,700	$—	$—
Mortgage facility	211,541	214,132	—	—	214,132
Senior secured credit facility	238,918	238,918	—	—	238,918

Total	$857,751	$798,750	$345,700	$—	$453,050

        The Level 3 fair value estimates are determined by a discounted cash flow analysis utilizing a discount rate the Company believes is appropriate and would be used by market participants. There was no change in the valuation technique used to determine the Level 3 fair value estimates.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

5. FAIR VALUE MEASUREMENTS (Continued)

        The following table presents the fair value measurement for assets measured at fair value on a nonrecurring basis as of January 30, 2016:

	January 30, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Property, fixtures and equipment	$2,923	$—	$—	$2,923	$(1,790)
Intangible assets	$16,100	$—	$—	$16,100	$(1,842)

        In 2015, in accordance with ASC 360-10-35, property, fixtures and equipment with a carrying amount of $4,713 were written down to their fair value of $2,923, resulting in an impairment charge of $1,790, which is reflected in impairment charges.

        Additionally in 2015, in accordance with ASC 350-30-35, intangible assets not subject to amortization with a carrying amount of $17,942 were written down to their fair value of $16,100 resulting in an impairment charge of $1,842, which is reflected in impairment charges.

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

6. SUPPLEMENTAL BALANCE SHEET INFORMATION

        Prepaid expenses and other current assets were comprised of the following:

	January 30, 2016	January 31, 2015
Other receivables	$60,514	$59,734
Prepaid expenses	36,740	33,660

Total	$97,254	$93,394

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

6. SUPPLEMENTAL BALANCE SHEET INFORMATION (Continued)

        Accrued expenses were comprised of the following:

	January 30, 2016	January 31, 2015
Customer liabilities	$45,379	$45,962
Taxes	32,814	35,058
Other	69,185	77,002

Total	$147,378	$158,022

        Other long-term liabilities were comprised of the following:

	January 30, 2016	January 31, 2015
Deferred landlord allowances	$77,524	$73,417
Deferred proprietary credit card program signing bonus	21,702	24,853
Deferred income taxes	9,768	8,697
Other	79,917	95,638

Total	$188,911	$202,605

7. SUPPLEMENTAL CASH FLOW INFORMATION

        The following supplemental cash flow information is provided for the periods reported:

	2015	2014	2013
Cash paid for:
Interest, net of amounts capitalized	$59,504	$58,807	$76,734
Income taxes, net of refunds received	(56)	(3)	611
Non-cash investing and financing activities:
Property, fixtures and equipment included in accrued expenses	$5,453	$8,232	$6,446
Assets acquired under capital lease	88,228	—	—
Declared dividends to shareholders included in accrued expenses	—	991	983

8. EXIT OR DISPOSAL ACTIVITIES

        The Company closed two stores in 2015, three stores in 2014 and five stores in 2013. In connection with the closing of these stores, the Company incurred involuntary associate termination costs and other closing costs, which are included in SG&A expense.

        In 2015, the Company also incurred additional involuntary associate termination costs related to the consolidation of eCommerce fulfillment activities in connection with the Company's new eCommerce fulfillment center and the Company's expense efficiency initiative of $213 and $3,908, respectively. These costs are included in SG&A expense in 2015.

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

        Following is a reconciliation of accruals related to the Company's closing activities:

	2015	2014	2013
Accrued beginning balance	$1,279	$420	$741
Provisions:
Associate termination benefits	3,913	2,370	241
Other closing costs	331	182	1,147

Total	4,244	2,552	1,388
Payments:
Associate termination benefits	(1,496)	(1,324)	(750)
Other closing costs	(331)	(369)	(959)

Total	(1,827)	(1,693)	(1,709)

Accrued balance at year-end	$3,696	$1,279	$420

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

9. EMPLOYEE BENEFIT PLANS (Continued)

        The Company's 2015, 2014 and 2013 expense under the Plan was $0, $1,571 and $1,546, respectively. Pursuant to the provisions of the Plan, the Company determined that no company matching contribution or retirement contribution would be made for 2015, and that only a company matching contribution would be made for 2014 and 2013.

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

        Benefit obligations, fair value of plan assets and funded status of the plans are as follows:

	Pension Benefits		Medical and Life Insurance Benefits
	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$220,537	$198,360	$2,172	$2,322
Interest cost	6,803	7,990	63	89
Participant contributions	—	—	69	82
Benefits paid	(14,826)	(17,997)	(206)	(272)
Actuarial (gain) loss	(16,914)	32,184	(302)	(49)

Benefit obligation at end of year	195,600	220,537	1,796	2,172

Change in the fair value of plan assets:
Plan assets at beginning of year	151,824	147,994	—	—
Actual return on plan assets	(6,714)	8,882	—	—
Company contributions	10,418	12,945	137	190
Participant contributions	—	—	69	82
Benefits paid	(14,826)	(17,997)	(206)	(272)

Plan assets at end of year	140,702	151,824	—	—

Funded status	$(54,898)	$(68,713)	$(1,796)	$(2,172)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

9. EMPLOYEE BENEFIT PLANS (Continued)

        Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Medical and Life Insurance Benefits
	2015	2014	2015	2014
Accrued expenses	$(702)	$(701)	$(327)	$(355)
Other long-term liabilities	(54,196)	(68,012)	(1,469)	(1,817)

Net amount recognized	$(54,898)	$(68,713)	$(1,796)	$(2,172)

        Amounts recognized in accumulated other comprehensive income or loss ("AOCI") consist of:

	Pension Benefits		Medical and Life Insurance Benefits
	2015	2014	2015	2014
Net actuarial loss (gain):
Gross amount recognized	$69,720	$77,073	$(2,165)	$(2,289)
Deferred tax expense	8,343	5,346	224	275

Net amount recognized	$78,063	$82,419	$(1,941)	$(2,014)

        The accumulated benefit obligation for all of the defined benefit and supplemental pension plans was $195,600 and $220,537 at January 30, 2016 and January 31, 2015, respectively. The benefit obligation and the accumulated benefit obligation for each of the pension benefit plans exceeded its assets at January 30, 2016 and January 31, 2015.

        Components of net periodic benefit expense (income) and other amounts recognized in other comprehensive income or loss ("OCI") before income taxes are as follows:

	Pension Benefits			Medical and Life Insurance Benefits
	2015	2014	2013	2015	2014	2013
Net periodic benefit expense (income):
Interest cost	$6,803	$7,990	$7,993	$63	$89	$122
Expected return on plan assets	(9,639)	(9,959)	(8,942)	—	—	—
Recognition of net actuarial loss (gain)	6,791	3,774	6,566	(426)	(519)	(363)

Net periodic benefit expense (income)	3,955	1,805	5,617	(363)	(430)	(241)

Other changes in plan assets and benefit obligations recognized in OCI, before taxes:
Actuarial net (gain) loss	(562)	33,261	(17,013)	(302)	(49)	(1,064)
Recognition of net actuarial (loss) gain	(6,791)	(3,774)	(6,566)	426	519	363

Total recognized in OCI, before taxes	(7,353)	29,487	(23,579)	124	470	(701)

Total recognized in net periodic cost and OCI, before taxes	$(3,398)	$31,292	$(17,962)	$(239)	$40	$(942)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

9. EMPLOYEE BENEFIT PLANS (Continued)

        The Company estimates the following amounts will be amortized from AOCI to net periodic cost during 2016:

	Pension Benefits	Medical and Life Insurance Benefits
Net actuarial loss (gain)	$6,286	$(431)

        Weighted average assumptions used to determine benefit obligations are as follows:

	Pension Benefits		Medical and Life Insurance Benefits
	2015	2014	2015	2014
Discount rate	3.80%	3.20%	3.80%	3.20%
Rate of compensation increase	N/A	N/A	N/A	N/A

        Weighted average assumptions used to determine net periodic benefit expense (income) are as follows:

	Pension Benefits			Medical and Life Insurance Benefits
	2015	2014	2013	2015	2014	2013
Discount rate	3.20%	4.20%	3.80%	3.20%	4.20%	3.80%
Expected long-term return on plan assets	6.50%	6.80%	6.60%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

        For measurement of the medical and life insurance benefits plan, the Company assumed a 6.0% annual rate of increase in the per capita cost of covered health care benefits for 2016, grading down to 5.0% by 2018.

        Assumed health care cost trend rate can have a significant effect on the amounts reported for the postretirement health care plan. A one-percentage point change in assumed health care costs would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total service and interest cost components	$3	$(3)
Effect on postretirement benefit obligation	74	(65)

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

9. EMPLOYEE BENEFIT PLANS (Continued)

        At January 30, 2016, the Company's target pension plan asset allocation was 49% equity securities, 41% debt securities and 10% hedge funds. Investment objectives for the pension plan assets include:

  •
  Providing a long-term return on plan assets that provides sufficient assets to fund pension plan liabilities at an acceptable level of risk.

  •
  Attempting to achieve a consistent, above-average rate of return through appreciation, income and reinvestment of funds consistent with a reasonable level of growth.

  •
  Diversifying investments within asset classes to reduce the impact of losses in a single investment.

        The weighted average pension plan asset allocation is as follows:

	2015	2014
Cash and cash equivalents	1%	2%
Equity securities	47%	47%
Debt securities	42%	41%
Hedge funds	10%	10%

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

9. EMPLOYEE BENEFIT PLANS (Continued)

        The fair value of each class of the pension plan assets as of January 30, 2016 is as follows:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$686	$—	$686	$—
Equity securities:
U.S. large-cap companies—diversified sectors	7,858	7,858	—	—
U.S. small-cap companies—diversified sectors	2,457	2,457	—	—
Real estate investment trust companies	427	427	—	—
Mutual funds:
Fixed income(1)	4,849	4,849	—	—
International emerging economies fixed income	4,848	4,848	—	—
Floating rate debt securities	3,771	3,771	—	—
Real estate investment trust companies	4,459	4,459	—	—
Pooled funds(2)(3):
U.S. large-cap equity	16,160	—	—	—
U.S. small-cap equity	1,191	—	—	—
International small-cap equity	4,208	—	—	—
International developed economies equity	15,401	—	—	—
International emerging economies equity	7,058	—	—	—
Multi-strategy equity	7,256	—	—	—
Fixed income(1)	45,478	—	—	—
Multi-strategy hedge funds(3)(4)	14,595	—	—	—

Total	$140,702	$28,669	$686	$—

(1)
Primarily invested in U.S. government securities, municipals, mortgage-backed securities and investment grade and high yield bonds.

(2)
Certain investments in this category are subject to monthly redemption frequency restrictions, subject to 10 day advance notification requirements. Pooled funds consist primarily of common collective trust, limited partnerships and 103-12 investment entities.

(3)
Investments are measured at fair value using the net asset per share (or its equivalent) practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit a reconciliation of the fair value hierarchy to the pension plan assets.

(4)
These investments are subject to quarterly redemption frequency restrictions, subject to advance notification requirements ranging from 60 to 91 days.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

9. EMPLOYEE BENEFIT PLANS (Continued)

        The fair value of each class of the pension plan assets as of January 31, 2015 is as follows:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$3,369	$11	$3,358	$—
Equity securities:
U.S. large-cap companies—diversified sectors	9,472	9,472	—	—
U.S. small-cap companies—diversified sectors	3,365	3,365	—	—
Real estate investment trust companies	446	446	—	—
Mutual funds:
Fixed income(1)	5,059	5,059	—	—
International emerging economies fixed income	5,394	5,394	—	—
Floating rate debt securities	3,888	3,888	—	—
Real estate investment trust companies	4,841	4,841	—	—
Pooled funds(2)(3):
U.S. large-cap equity	19,933	—	—	—
U.S. small-cap equity	1,323	—	—	—
International small-cap equity	4,321	—	—	—
International developed economies equity	19,002	—	—	—
International emerging economies equity	8,785	—	—	—
Fixed income(1)	47,576	—	—	—
Multi-strategy hedge funds(3)(4)	15,050	—	—	—

Total	$151,824	$32,476	$3,358	$—

(1)
Primarily invested in U.S. government securities, municipals, mortgage-backed securities and investment grade and high yield bonds.

(2)
Certain investments in this category are subject to monthly redemption frequency restrictions, subject to 10 day advance notification requirements. Pooled funds consist primarily of common collective trust, limited partnerships and 103-12 investment entities.

(3)
Investments are measured at fair value using the net asset per share (or its equivalent) practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit a reconciliation of the fair value hierarchy to the pension plan assets.

(4)
These investments are subject to a quarterly redemption frequency restrictions, subject to advance notification requirements ranging from 60 to 91 days.

        The pooled funds and hedge funds are valued using the NAV provided by the administrator of the funds. The NAV is a quoted transactional price for participants in the fund, based on the underlying investments of the fund. The pension plan assets are invested in compliance with the Employee

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

9. EMPLOYEE BENEFIT PLANS (Continued)

Retirement Income Security Act, as amended, and any subsequent regulations and laws. The Company does not permit direct purchases of its securities by the pension plan.

        Information about the expected cash flows related to the pension and other postretirement benefit plans is as follows:

	Pension Benefits	Medical and Life Insurance Benefits
Expected company contributions in 2016	$702	$327
Expected plan benefit payments (net of expected participant contributions) for year:
2016	$15,422	$327
2017	14,539	284
2018	13,980	244
2019	13,264	208
2020	12,682	176
2021 - 2025	59,717	538

10. LONG-TERM DEBT

        Long-term debt consisted of the following:

	January 30, 2016	January 31, 2015
Senior secured credit facility—expires on December 12, 2018; interest payable periodically at varying rates (2.44% weighted average for 2015)	$455,265	$238,918
Second lien senior secured notes—mature on July 15, 2017; interest payable each March 15 and September 15 at 10.625%	57,292	57,292
Second lien senior secured notes—mature on June 15, 2021; interest payable each June 15 and December 15 at 8.00%	350,000	350,000
Mortgage loan facility—principal payable in varying monthly installments, with balance due April 1, 2016; interest payable monthly at 6.21%; secured by land and buildings	—	211,541

Total debt	862,557	857,751
Less: current maturities	—	(6,788)

Long-term debt	$862,557	$850,963

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

        On December 12, 2013, the Obligors entered into a Second Amendment to the Second Amended Revolving Credit Facility, which, among other changes, (1) decreased the margins applicable to borrowings, (2) decreased the unused line fee, (3) extended the maturity date of the commitments under the Second Amended Revolving Credit Facility to the earlier of December 12, 2018 and a springing maturity date based on the maturity of the Company's second lien senior secured notes and any junior debt, if incurred, and (4) excluded from the calculation of such springing maturity date the Company's existing mortgage loan debt and up to $60,000 of second lien senior secured notes. Unamortized deferred financing fees of $136 were accelerated and recognized in loss on extinguishment of debt.

        On August 28, 2015, pursuant to the terms of a commitment increase letter acknowledgment, the Tranche A revolving commitments under the Second Amended Revolving Credit Facility were increased from $575,000 to $650,000. This brought total revolving commitments under the Second Amended Revolving Credit Facility to $750,000.

        On November 17, 2015, pursuant to the terms of a commitment increase letter acknowledgment, the Tranche A revolving commitments under the Second Amended Revolving Credit Facility were increased from $650,000 to $730,000. This brought total revolving commitments under the Second Amended Revolving Credit Facility to $830,000.

        On January 15, 2016, the Obligors entered into a Consent and Third Amendment to the Second Amended Revolving Credit Facility, which, among other changes, provided for the joinders of the special purpose entities (each an "SPE" and, collectively, the "SPEs") that had previously participated in the Company's mortgage loan facility as Obligors under the Second Amended Revolving Credit Facility. Pursuant to the amendment, all 18 properties owned by the SPEs became real estate in which security interests were granted under the Second Amended Revolving Credit Facility. As a result, (1) borrowing base availability under the revolving credit facility increased to reflect the addition of the properties and (2) interest margins applicable to borrowings increased.

        All borrowings under the Second Amended Revolving Credit Facility are limited by amounts available pursuant to a borrowing base calculation, which is based on percentages of eligible inventory, real estate and receivables, in each case subject to reductions for applicable reserves. Under the terms of the Second Amended Revolving Credit Facility, the Borrowers are jointly and severally liable for all of the obligations incurred under the Second Amended Revolving Credit Facility and the other loan documents, which obligations are guaranteed on a joint and several basis by the Company, the other Obligors and all future domestic subsidiaries of the Obligors (subject to certain exceptions).

        The borrowing limit under the Second Amended Revolving Credit Facility totals $830,000 (including a $150,000 sub-line for letters of credit and $75,000 for swing line loans). The Second

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

10. LONG-TERM DEBT (Continued)

Amended Revolving Credit Facility provides that the Borrowers may make requests to increase the commitments up to $900,000 in the aggregate upon the satisfaction of certain conditions, provided that the lenders are under no obligation to provide any such increases.

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

        The Second Amended Revolving Credit Facility is secured by a first priority security position on substantially all of the current and future assets of the Borrowers and the other Obligors, including, but not limited to, inventory, certain accounts receivable, general intangibles, trademarks, equipment, real estate and proceeds from any of the foregoing, subject to certain exceptions and permitted liens.

        The financial covenant contained in the Second Amended Revolving Credit Facility requires that the minimum excess availability be an amount greater than or equal to the greater of (1) 10% of the lesser of: (a) the aggregate commitments at such time and (b) the aggregate borrowing base at such time and (2) $50,000. The affirmative covenants include requirements that the Obligors and their subsidiaries provide the lenders with certain financial statements, forecasts and other reports, borrowing base certificates and notices; comply with various federal, state and local rules and regulations, their organizational documents and their material contracts; maintain their properties; and take certain actions with respect to any future subsidiaries. In addition, there are certain limitations on the Obligors and their subsidiaries, including limitations on any debt the Obligors may have in addition to the existing debt and the terms of that debt; acquisitions, joint ventures and investments; mergers and consolidations; dispositions of property; dividends by the Obligors or their subsidiaries (dividends paid may not exceed $10,000 in any year or $30,000 during the term of the agreement; however, additional dividends may be paid subject to meeting other requirements); transactions with affiliates; changes in the business or corporate structure of the Obligors or their subsidiaries; prepaying, redeeming or repurchasing certain debt; changes in accounting policies or reporting practices, unless required by generally accepted accounting principles; and speculative transactions. The Second Amended Revolving Credit Facility also provides that it is a condition precedent to borrowing that no event has occurred that could reasonably be expected to have a material adverse effect, as defined in the agreement, on the Company. If the Company fails to comply with the financial covenant or the other restrictions contained in the Second Amended Revolving Credit Facility or with the indentures that govern the second lien senior secured notes, an event of default would occur. An event of default could result in the acceleration of the Company's debt due to the cross-default provisions within the debt agreements. The borrowing base calculation under the Second Amended Revolving Credit Facility contains an inventory advance rate subject to periodic review at the lenders' discretion.

        As of January 30, 2016, the Company had borrowings of $455,265 under the Second Amended Revolving Credit Facility, with $251,881 of borrowing availability (before taking into account the minimum borrowing availability covenant under this facility) and letter-of-credit commitments of $4,571.

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

        On January 23, 2013, the Company issued a notice of partial redemption for $65,000 aggregate principal amount of the 2014 Notes at a cash redemption price equal to the principal amount plus accrued and unpaid interest. The redemption was completed on February 22, 2013 through additional borrowings on the Second Amended Revolving Credit Facility. Fees and accelerated amortization of deferred fees totaling $360 related to the redemption were recognized in loss on extinguishment of debt.

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

        Also on May 28, 2013, the Issuer gave irrevocable notices of redemption for (1) all 2014 Notes not tendered in the Tender Offers and (2) $85,000 principal amount of the 2017 Notes. The Notes called for redemption were redeemed on June 27, 2013 at their principal amount plus accrued and unpaid interest. The purchase was effected using net proceeds from the sale of the 2021 Notes. Fees, tender premium and accelerated amortization of deferred fees totaling $3,937 related to the tender and redemption of the Notes were recognized in loss on extinguishment of debt.

        The 2017 Notes, the 2021 Notes and their related guarantees are secured by a second-priority lien on collateral owned by the Issuer and each of the guarantors consisting of substantially all of the Issuer's and guarantors' tangible and intangible assets securing the Second Amended Revolving Credit Facility, except for capital stock of the Issuer and certain of the Issuer's subsidiaries and certain other

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

10. LONG-TERM DEBT (Continued)

exceptions. However, the capital stock or other securities of any subsidiary of Issuer that are owned by the Issuer or any other guarantor and pledged as collateral are deemed to be pledged as collateral only to the extent that separate financial statements of such subsidiary would not be required to be filed with the Securities and Exchange Commission pursuant to Rule 3-16 of Regulation S-X under the Securities Act of 1933, as amended (or any other law, rule or regulation). Accordingly, the collateral securing the 2017 Notes, the 2021 Notes and their related guarantees excludes the capital stock and other securities of any subsidiary of the Issuer that are owned by the Issuer or any other guarantor, in each case to the extent necessary for the Company to not be required to provide the financial statements required by Rule 3-16 of Regulation S-X (or any other law, rule or regulation).

        On January 15, 2016, the SPEs that had previously participated in the Company's mortgage loan facility (the "Mortgage Loan Facility") were designated as "Restricted Subsidiaries" and guarantors under the Indentures for both the 2017 Notes and the 2021 Notes. The SPEs and their assets were then added to the second lien security agreement.

Mortgage Facilities

        On March 6, 2006, certain bankruptcy remote SPEs that are indirect wholly owned subsidiaries of the Parent entered into loan agreements with Bank of America, pursuant to which Bank of America provided a Mortgage Loan Facility in the aggregate principal amount of $260,000. The Mortgage Loan Facility had a term of ten years and was secured by mortgages on 23 retail stores and one distribution center owned by the SPEs. Each SPE entered into a lease with each of the Parent's subsidiaries operating on such SPE's properties. A portion of the rental income received under these leases was used to pay the debt service under the Mortgage Loan Facility. The Mortgage Loan Facility required level monthly payments of principal and interest based on an amortization period of 25 years and the balance outstanding at the end of ten years would then become due and payable. Financial covenants contained in the Mortgage Loan Facility required that the SPEs maintain certain financial thresholds, as defined in the agreements.

        On June 26, 2015, the Company entered into a sale-leaseback arrangement with an unrelated party. Under the arrangement, the Company sold six retail stores for $84,000 and leased them back for a period of 20 years with three optional 10-year renewal terms. (See further details regarding this lease in Note 12.)

        Proceeds from the sale-leaseback transaction, supplemented with borrowings under the Second Amended Revolving Credit Facility, were used to pay $104,538 on the balance of the Mortgage Loan Facility. As a result of such prepayment, the Company paid an early termination fee of $4,741. Unamortized deferred financing fees of $121 were accelerated on the date of the termination. Fees paid and deferred financing fees accelerated were recognized in loss on extinguishment of debt. Also in connection with this prepayment, the mortgages on 11 retail stores and the distribution center were eliminated.

        On January 15, 2016, the Company retired the remaining segment of its Mortgage Loan Facility using borrowings from the Second Amended Revolving Credit Facility and cash on hand. The Mortgage Loan Facility had principal outstanding of $102,371. As a result of such prepayment, the Company paid an early termination fee of $1,307. Unamortized deferred financing fees of $39 were accelerated on the

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

10. LONG-TERM DEBT (Continued)

date of the termination. Fees paid and deferred financing fees accelerated were recognized in loss on extinguishment of debt. The Company's revolving credit facility was amended to include the SPEs that had previously participated in the Company's Mortgage Loan Facility. Supplemental Indentures were issued for both the 2017 Notes and the 2021 Notes as the former SPE's were added to the list of Restricted Subsidiaries and guarantors under those facilities. Properties owned by the SPEs became additional collateral under both the Second Amended Revolving Credit Facility and the second lien senior secured notes.

        On February 3, 2014, in connection with the sale of its remaining Rochester store, the Company prepaid its outstanding indebtedness of $1,072 under the related mortgage loan agreement. The Company was required to pay an additional $127 due to the early termination. In addition, $26 of unamortized deferred financing fees related to the mortgage agreement was accelerated on the date of termination. The required additional payment and accelerated deferred financing fees were recognized in loss on extinguishment of debt.

        The Company was in compliance with all loan agreement restrictions and covenants during 2015.

        Debt maturities by year at January 30, 2016 are as follows:

2016	$—
2017	57,292
2018	455,265
2019	—
2020	—
2021 and thereafter	350,000

$862,557

        See Note 5 for disclosure of the fair value measurement of the Company's long-term debt.

11. INTEREST COSTS

        Interest costs for the Company are as follows:

	2015	2014	2013
Interest costs incurred, including amortization of deferred financing fees	$63,108	$62,029	$68,823
Interest income	(94)	(4)	(8)
Capitalized interest	(468)	(289)	(228)

Interest expense, net	$62,546	$61,736	$68,587

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

        At January 30, 2016, future minimum lease payments for the noncancelable terms of operating leases, including lease renewals determined to be reasonably assured, and the present value of net minimum lease payments under capital leases are as follows:

Year	Capital Leases	Operating Leases
2016	$14,480	$89,754
2017	15,244	84,727
2018	14,762	79,598
2019	14,907	73,110
2020	15,055	66,593
2021 and thereafter	148,320	240,902

Total net minimum rentals(1)	222,768	$634,684

Less: Amount representing interest	(90,682)

Present value of net minimum lease payments, of which $5,394 is due within one year	$132,086

(1)
Total net minimum rentals have not been reduced by minimum sublease rentals of $492 and $1,581 related to capital and operating leases, respectively, due in the future under noncancelable operating subleases.

        Certain leases contain renewal options ranging from one to 50 years. Included in the minimum lease payments under operating leases are leased real estate, vehicles, postage meters, computer equipment and a related-party commitment with an entity associated with the Company's majority shareholder of $224 for each of years 2016 through 2021.

        Rental expense, net of sublease income, consisted of the following:

	2015	2014	2013
Operating leases:
Buildings:
Rental expense	$81,903	$82,148	$82,429
Contingent rentals	4,573	4,912	4,960
Fixtures and equipment	1,129	1,315	1,361

Totals	$87,605	$88,375	$88,750

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

12. COMMITMENTS AND CONTINGENCIES (Continued)

        Rental expense includes amounts paid to an entity related to the Company's majority shareholder of $224 for each of 2015, 2014 and 2013.

        Selling space has been licensed to certain other retailers ("leased departments") in many of the Company's facilities. Future minimum lease payments and rental expense disclosed above are reflected without a reduction for leased departments' license income.

        On June 26, 2015, the Company entered into a sale-leaseback arrangement with an unrelated party. Under the arrangement, the Company sold six retail stores for $84,000 and leased them back for a period of 20 years with three optional 10-year renewal terms. The basic rent payable in connection with the lease is $6,888 per year, subject to annual adjustments for increases in the Consumer Price Index with a 2% minimum increase and a 4% maximum increase each year.

        The leaseback has been accounted for as a capital lease, and the Company recorded a capital lease asset and obligation of $88,228 at the beginning of the lease term. The loss of $1,783 on this transaction was deferred and is being amortized to expense over the term of the lease.

Gain on Insurance Recovery

        In November 2014, there was a fire at the Company's store located in North Riverside, Illinois. The merchandise in the store, which had a cost of $5,980, was damaged from the smoke and the Company filed an insurance claim to cover the inventory loss and property damage. The Company recognized a gain on insurance recovery related to the inventory loss of $1,356 and $10,779 in 2015 and 2014, respectively, which is shown separately in the accompanying consolidated statements of operations.

Contingencies

        The Company is party to legal proceedings and claims that arise during the ordinary course of business. In the opinion of management, the ultimate outcome of any such litigation and claims will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

13. SHAREHOLDERS' EQUITY

        The Company's capital structure consists of common stock with one vote per share and Class A common stock with ten votes per share. Transfers of the Company's Class A common stock are restricted. Upon sale or transfer of ownership or voting rights of Class A common stock to other than permitted transferees, such shares will convert to an equal number of common stock shares. Dividends, which are declared and paid on shares of common stock and Class A common stock, totaled $0.15 per share in 2015, and $0.20 per share in each of 2014 and 2013 for each class of shares. Dividends in the aggregate totaled $2,596, $3,374 and $3,345 in 2015, 2014 and 2013, respectively, for common stock; dividends in the aggregate totaled $442 in 2015, and $590 in each of 2014 and 2013 for Class A common stock. Additionally, the Company has authorized 5,000,000 shares of preferred stock; however, no preferred shares have been issued. Treasury stock, which consists of the Company's common stock, is accounted for using the cost method.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

14. COMPREHENSIVE INCOME (LOSS)

        AOCI is comprised entirely of the net actuarial loss associated with the pension and postretirement benefit plans.

        The related tax effects allocated to OCI are as follows:

	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
2015:
Pension and postretirement benefit plans:
Reclassification adjustments for prior net actuarial loss	$6,365	$(2,594)	$3,771
Actuarial net gain	864	(352)	512

Other comprehensive income	$7,229	$(2,946)	$4,283

2014:
Pension and postretirement benefit plans:
Reclassification adjustments for prior net actuarial loss	$3,255	$—	$3,255
Actuarial net loss	(33,212)	—	(33,212)

Other comprehensive loss	$(29,957)	$—	$(29,957)

2013:
Pension and postretirement benefit plans:
Reclassification adjustments for prior net actuarial loss	$6,203	$(393)	$5,810
Actuarial net gain	18,077	(1,093)	16,984

Other comprehensive income	$24,280	$(1,486)	$22,794

        The before-tax amounts of reclassification adjustments related to pension and postretirement benefit plans (see Note 9) were recorded within SG&A expense.

        As a result of the full deferred tax asset valuation allowance maintained throughout 2015, 2014 and 2013, the changes recognized within OCI were recorded on a gross basis for 2014. The changes recognized within OCI for 2015 and 2013 are net of $2,946 and $1,486 tax expense, respectively (see Note 16).

15. SHARE-BASED COMPENSATION

        The Company's Amended and Restated 2009 Omnibus Incentive Plan (the "2009 Omnibus Plan"), as approved by shareholders on June 12, 2012, provides for the granting of common stock options, restricted shares, restricted stock units, performance shares, stock appreciation rights, phantom stock and dividend equivalent rights to certain employees, executive officers, directors, consultants and advisors. A maximum of 4,500,000 shares may be granted under the 2009 Omnibus Plan, in addition to 209,812 available shares transferred from the Company's Amended and Restated 2000 Stock Incentive and Performance-Based Award Plan (the "2000 Stock Plan"). At January 30, 2016, 1,015,074 shares were available within the 2009 Omnibus Plan. Vesting periods for the awards are at the discretion of the Company's Board of Directors.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

15. SHARE-BASED COMPENSATION (Continued)

        The 2000 Stock Plan, as amended through June 17, 2008, provided for the granting of common stock options, restricted shares, restricted stock units and performance-based awards to certain employees, officers, directors, consultants and advisors. A maximum of 3,600,000 shares were available under the 2000 Stock Plan; no shares remain available as of January 30, 2016.

        Stock options are granted with an exercise price equal to the market value of the underlying stock on the grant date, and vest over one to four years with a contractual term of seven years. No stock options were granted during 2015, 2014 or 2013.

        Restricted shares granted during 2015, 2014 and 2013 vest over one to three years. Employees who are granted restricted shares are not required to pay for the shares; however, the shares will be forfeited if the employee does not remain employed with the Company until the restrictions on the shares lapse. In addition, vesting of certain restricted shares awarded during 2015, 2014 and 2013 was subject to the achievement of specified criteria based on Company performance.

        Restricted stock units granted during 2015, 2014 and 2013 vest over one year. Employees and directors who are granted restricted stock units are not required to pay for the shares; however, the shares will be forfeited if the employee or director does not remain employed with the Company, or continue to serve as a member of its Board of Directors, until the restricted stock units vest.

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

        The compensation cost that has been recorded within SG&A expense for the Company's share-based award plans was $3,021, $2,502 and $3,586 for 2015, 2014 and 2013, respectively. There was no income tax benefit or expense recognized in the 2015, 2014 and 2013 consolidated statements of operations for share-based award compensation due to continuation of a full valuation allowance on all net deferred tax assets related to share-based award compensation.

        Cash received from exercised stock options was $454, $22 and $595 for 2015, 2014 and 2013, respectively. Actual tax deduction benefits from exercised stock options and vested restricted shares totaled $474, $1,965 and $2,456 for 2015, 2014 and 2013, respectively.

        Awards with graded vesting are recognized using graded amortization.

        Based upon an examination of forfeiture rates for the various classes of stock options, restricted stock units and restricted shares, Company management does not believe the total number of options or shares that are vested and expected to vest as of January 30, 2016 are materially different from the respective number of options or shares outstanding as of January 30, 2016.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

15. SHARE-BASED COMPENSATION (Continued)

Stock Options

        The Company's stock options include stock options granted from the 2000 Stock Plan.

        A summary of the stock options as of January 30, 2016 and changes during 2015 is presented below:

	Shares Under Option	Weighted Average Per-Share Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 31, 2015	196,450	$5.17
Exercised	(91,600)	4.96
Expired	(104,850)	5.35

Outstanding as of January 30, 2016	—	$—	—	$—

Exercisable as of January 30, 2016	—	$—	—	$—

        The total intrinsic value of options exercised during 2015, 2014 and 2013 was $91, $26 and $1,095, respectively. As of January 30, 2016, there was no unrecognized compensation cost related to unvested stock options.

Restricted Stock Units

        Restricted stock units consist of units granted from the 2009 Omnibus Plan. The fair value of each restricted stock unit award is determined based upon the closing trading value of the Company's stock on the day of the grant. A summary of the restricted stock units as of January 30, 2016 and changes during 2015 is presented below:

	Restricted Stock Units		Weighted-Average Grant Date Fair Value
	Performance and Service Required	Service Required	Performance and Service Required	Service Required
Outstanding as of January 31, 2015	—	345,444	$—	$8.64
Granted	—	107,821	—	4.73
Settled	—	(3,428)	—	8.69
Forfeited	—	(2,571)	—	8.69

Outstanding as of January 30, 2016	—	447,266	$—	$7.70

        As of January 30, 2016, there was $191 of total unrecognized compensation cost related to restricted stock units that is expected to be recognized over a weighted average period of 0.38 years. Vested awards will be settled in shares after certain events and time periods occur, as defined within the terms of the restricted stock unit grant agreements.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

15. SHARE-BASED COMPENSATION (Continued)

        The total fair value of restricted stock units vested during 2015, 2014 and 2013 was $233, $242 and $1,980, respectively.

        The weighted-average grant date fair value of service restricted stock units granted during 2015, 2014 and 2013 was $4.73 per unit, $10.01 per unit and $18.89 per unit, respectively. There were no performance and service restricted stock units granted during 2015, 2014 or 2013.

        Outstanding restricted stock units totaling 107,821 and 55,199 were unvested as of January 30, 2016 and January 31, 2015, respectively, with a weighted-average grant date fair value of $4.73 per unit and $10.01 per unit, respectively. All restricted stock units granted during 2015 were unvested as of January 30, 2016. During 2015, 2,571 unvested restricted stock units were forfeited.

        The Company pays cash dividend equivalents on all outstanding restricted stock units.

Restricted Shares

        The Company's restricted shares consist of shares granted from the 2009 Omnibus Plan. The fair value of each restricted share award is determined based upon the closing trading value of the Company's stock on the day of the grant, except for performance and service grants with vesting additionally contingent on achievement of a positive total shareholder return measure for which the grant date fair value is determined using the Monte Carlo simulation model. A summary of the restricted share awards as of January 30, 2016 and changes during 2015 is presented below:

	Restricted Shares		Weighted-Average Grant Date Fair Value
	Performance and Service Required(1)	Service Required	Performance and Service Required(1)	Service Required
Nonvested as of January 31, 2015	202,500	623,250	$10.51	$9.61
Granted	488,750	674,500	6.22	5.47
Vested	—	(160,750)	—	7.01
Forfeited	(192,500)	(37,250)	9.69	9.20

Nonvested as of January 30, 2016	498,750	1,099,750	$6.63	$7.46

(1)
Includes shares for which vesting was contingent on achievement of a positive total shareholder return measure.

        As of January 30, 2016, there was $3,356 of total unrecognized compensation cost related to restricted shares that is expected to be recognized over a weighted average period of 1.88 years.

        The total fair value of shares vested during 2015, 2014 and 2013 was $1,183, $4,627 and $6,211, respectively.

        The weighted-average grant date fair value of service restricted shares granted during 2015, 2014 and 2013 was $5.47 per share, $10.06 per share and $12.93 per share, respectively. The weighted-average grant date fair value of service and performance restricted shares granted during 2015, 2014 and 2013 was $6.22 per share, $10.02 per share and $12.33 per share, respectively.

        The Company pays cash dividends on all outstanding restricted shares, other than those that are performance-based.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

16. INCOME TAXES

        Components of the income tax (benefit) provision were as follows:

	2015	2014	2013
Current:
Federal	$—	$—	$—
State	—	(99)	(332)

Total current	—	(99)	(332)

Deferred:
Federal	(2,132)	1,360	191
State	257	358	57

Total deferred	(1,875)	1,718	248

Income tax (benefit) provision	$(1,875)	$1,619	$(84)

        Components of gross deferred tax assets and liabilities were as follows:

	January 30, 2016	January 31, 2015
Deferred tax assets:
Net operating losses	$79,154	$56,571
General business tax credits	7,609	5,969
Alternative minimum tax credits	5,529	5,529
Defined benefit pension obligations	20,099	25,445
Accrued expenses	7,283	7,781
Inventories	1,660	812
Equity compensation	2,878	2,255
Rent amortization	40,831	39,844
Capital leases	52,520	18,995
Deferred revenue	15,831	17,827
Other	8,291	8,567

Gross deferred tax assets	241,685	189,595
Less: Valuation allowance	(186,582)	(161,856)

Net deferred tax assets	55,103	27,739

Deferred tax liabilities:
Property, fixtures and equipment	(50,876)	(23,127)
Trade names	(9,768)	(8,697)
Other	(4,227)	(4,612)

Total gross deferred tax liabilities	(64,871)	(36,436)

Net deferred tax liabilities	$(9,768)	$(8,697)

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

        The Company has evaluated its deferred tax assets each reporting period, including assessment of its cumulative income or loss over the prior three-year period, to determine if valuation allowances were required. With respect to reviews during 2015, 2014 and 2013, the Company's three-year historical cumulative loss and the continuation of uncertain near-term economic conditions impeded the Company's ability to rely on its projections of future taxable income in assessing valuation allowance requirements. As such, the Company concluded that it was necessary to maintain a full valuation allowance on its net deferred tax assets. If actual results differ from the Company's underlying estimates, or these estimates are adjusted in future periods, the Company may need to adjust its valuation allowance—which could materially impact its financial position and results of operations.

        If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard for realization under ASC 740, the valuation allowance would be reduced accordingly in the period that such a conclusion is reached.

        As a result of the partial tax benefit allocated to the loss from continuing operations, the changes recognized within OCI were reported on a net-of-tax basis in 2015. As a result of the full deferred tax asset valuation allowance maintained throughout 2014 and 2013, the changes recognized within OCI were recorded on a gross basis, with the exception of the tax benefit recorded for the loss in continuing operations in the fourth quarter of 2013 (discussed below).

        At January 30, 2016, the Company had federal and state net operating loss carry-forwards of $158,030 and $423,813, respectively, which are available to offset future federal and state taxable income, subject to certain limitations imposed by Section 382. These net operating losses will expire in various years from 2016 through 2035.

        The Company had carry-forwards for general business tax credits of $7,609 and $5,969 as of January 30, 2016 and January 31, 2015, respectively. These credits will expire in various years from 2028 through 2035.

        The Company had carry-forwards for alternative minimum tax credits of $5,529 as of January 30, 2016 and January 31, 2015. The Company acquired $2,064 of these credits in connection with an acquisition; their use is subject to the limitations imposed by Section 382. These credits can be carried-forward indefinitely.

        Pursuant to ASC 740, the Company is required to consider all income items (including items recorded in OCI) in determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations. As a result, in 2015 the Company

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

16. INCOME TAXES (Continued)

recorded a net income tax benefit of $1,875 which includes a $2,946 non-cash income tax benefit from continuing operations. Since OCI was also a loss in 2014, no tax benefit was allocated to continuing operations that year. In 2013 the Company recorded a net income tax benefit of $84 which includes a $1,486 non-cash income tax benefit from continuing operations. In each of 2015 and 2013, the income tax benefit on the loss from continuing operations is exactly offset by income tax expense on OCI. However, while the income tax benefit from continuing operations is reported in the consolidated statement of operations, the income tax expense on OCI is recorded directly to AOCI, which is a component of shareholders' equity. Because the income tax expense on OCI is equal to the income tax benefit from continuing operations in those years, the Company's year-end net deferred tax position is not impacted by this tax allocation. The resulting residual income tax expense will remain in AOCI until all amounts in AOCI that relate to the plan or program that gave rise to the residual income taxes are recognized in the consolidated statement of operations. The Company will reclassify to earnings all residual tax amounts relating to its pension and retiree medical liability in the period in which these plans or programs are terminated.

        A reconciliation of the tax (benefit) provision to the tax at the statutory federal income rate is as follows:

	2015	2014	2013
Tax benefit at statutory rate	$(20,625)	$(1,874)	$(1,274)
State income taxes, net of federal benefit	(3,879)	(1,865)	(59)
Valuation allowance changes, net	26,062	4,684	1,728
Tax benefit resulting from OCI allocation	(2,946)	—	(1,486)
Tax credits	(677)	(534)	(553)
Nondeductible expenses	256	1,031	1,550
Changes in state deferred tax rate	(107)	178	11
Other, net	41	(1)	(1)

Tax (benefit) provision at effective rate	$(1,875)	$1,619	$(84)

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

	2015	2014	2013
Balance at beginning of year	$9,064	$9,162	$9,339
Decreases related to prior year tax positions	—	(19)	—
Lapse of statute	—	(79)	(177)

Balance at end of year	$9,064	$9,064	$9,162

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

16. INCOME TAXES (Continued)

        The total amount of gross unrecognized tax benefits that, if recognized, would impact the effective tax rate was $0 as of January 30, 2016 and January 31, 2015. The gross unrecognized tax benefits are not expected to significantly increase or decrease during 2016.

        It is the Company's policy to record interest and penalties on unrecognized tax benefits as an income tax provision. For 2015, the Company did not record any interest or penalty on unrecognized tax benefits. For 2014, the Company recorded $6 as an income tax provision, offset by a $26 reduction of accrued interest due to a statute expiration. For 2013, the Company recorded $17 as an income tax provision, offset by a $63 reduction of accrued interest due to a statute expiration. At each of January 30, 2016 and January 31, 2015, the Company did not have any accruals for interest and penalties on unrecognized tax benefits.

        The Company's federal tax returns for the years ended February 2, 2013 through the present are open to examination, as are the Company's various state tax returns for the years ended January 28, 2012 through the present.

17. QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended
	May 2, 2015	August 1, 2015	October 31, 2015	January 30, 2016
2015:
Net sales	$610,938	$555,431	$623,400	$927,922
Costs of merchandise sold	404,465	350,828	415,025	605,397
Selling, general and administrative expense	218,686	215,186	220,183	251,597
(Loss) income from operations	(19,043)	(19,743)	(18,345)	66,957
Net (loss) income	(34,074)	(39,563)	(33,992)	50,576
Basic (loss) earnings per share	$(1.74)	$(2.01)	$(1.72)	$2.42
Diluted (loss) earnings per share	$(1.74)	$(2.01)	$(1.72)	$2.42

        The quarter ended August 1, 2015 includes a gain on insurance recovery of $748 as a result of a fire at one of the Company's stores (see Note 12) and a loss on extinguishment of debt totaling $4,862 for fees and accelerated amortization of deferred fees in conjunction with the repayment of one of the mortgage facilities (see Note 10).

        The quarter ended January 30, 2016 includes impairment charges of $1,365 resulting in a reduction in the carrying amount of certain store properties (see Note 3) and $1,842 related to the reduction in the value of certain intangible assets (see Note 4). Fourth quarter results also includes a gain on insurance recovery of $608 as a result of a fire at one of the Company's stores (see Note 12) and a loss on extinguishment of debt totaling $1,346 for fees and accelerated amortization of deferred fees in conjunction with the repayment of the mortgage facility (see Note 10).

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

18. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

        The condensed consolidating financial information for the Parent, the Issuer and the guarantor subsidiaries as of January 30, 2016 and January 31, 2015 and for 2015, 2014 and 2013 as presented below has been prepared from the books and records maintained by the Parent, the Issuer and the guarantor subsidiaries. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the guarantor subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from affiliates will exist at any time.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

18. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

        On January 15, 2016, the Obligors entered into a Consent and Third Amendment to the Second Amended Revolving Credit Facility, which among other changes, provided for the joinders of the SPEs that had previously participated in the Company's mortgage loan facility as Obligors under the Second Amended Revolving Credit Facility, and as "Restricted Subsidiaries" and guarantors under the indentures for both the 2017 Notes and the 2021 Notes. The SPEs and their assets were then added to the second lien security agreement. For comparative purposes, the condensed consolidating financial information as presented below has been retrospectively adjusted as if the activity described above occurred at the beginning of each period presented.

The Bon-Ton Stores, Inc.
Condensed Consolidating Balance Sheet
January 30, 2016

	Parent	Issuer	Guarantor Subsidiaries	Consolidating Eliminations	Company Consolidated
Assets
Current assets:
Cash and cash equivalents	$1	$2,822	$4,056	$—	$6,879
Merchandise inventories	—	467,262	244,437	—	711,699
Prepaid expenses and other current assets	—	88,346	9,088	(180)	97,254

Total current assets	1	558,430	257,581	(180)	815,832
Property, fixtures and equipment at cost, net	—	319,736	315,598	—	635,334
Intangible assets, net	—	20,964	61,098	—	82,062
Investment in and advances to affiliates	34,915	437,894	382,958	(855,767)	—
Other long-term assets	—	26,426	863	(3,311)	23,978

Total assets	$34,916	$1,363,450	$1,018,098	$(859,258)	$1,557,206

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$—	$162,831	$—	$—	$162,831
Accrued payroll and benefits	—	23,154	5,373	—	28,527
Accrued expenses	—	70,386	77,172	(180)	147,378
Current maturities of long-term debt and obligations under capital leases	—	1,395	3,999	—	5,394

Total current liabilities	—	257,766	86,544	(180)	344,130
Long-term debt and obligations under capital leases, less current maturities	—	935,957	53,292	—	989,249
Other long-term liabilities	—	138,810	53,412	(3,311)	188,911

Total liabilities	—	1,332,533	193,248	(3,491)	1,522,290
Shareholders' equity	34,916	30,917	824,850	(855,767)	34,916

Total liabilities and shareholders' equity	$34,916	$1,363,450	$1,018,098	$(859,258)	$1,557,206

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

18. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

The Bon-Ton Stores, Inc.
Condensed Consolidating Balance Sheet
January 31, 2015

	Parent	Issuer	Guarantor Subsidiaries	Consolidating Eliminations	Company Consolidated
Assets
Current assets:
Cash and cash equivalents	$1	$4,209	$4,543	$—	$8,753
Merchandise inventories	—	483,270	251,686	—	734,956
Prepaid expenses and other current assets	—	74,956	18,872	(434)	93,394

Total current assets	1	562,435	275,101	(434)	837,103
Property, fixtures and equipment at cost, net	—	268,224	373,772	—	641,996
Intangible assets, net	—	24,618	65,533	—	90,151
Investment in and advances to affiliates	87,647	324,668	435,870	(848,185)	—
Other long-term assets	—	22,685	798	—	23,483

Total assets	$87,648	$1,202,630	$1,151,074	$(848,619)	$1,592,733

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$—	$208,882	$—	$—	$208,882
Accrued payroll and benefits	—	23,637	5,211	—	28,848
Accrued expenses	—	76,599	81,857	(434)	158,022
Current maturities of long-term debt and obligations under capital leases	—	460	10,289	—	10,749

Total current liabilities	—	309,578	97,357	(434)	406,501
Long-term debt and obligations under capital leases, less current maturities	—	651,436	244,543	—	895,979
Other long-term liabilities	—	155,344	47,261	—	202,605

Total liabilities	—	1,116,358	389,161	(434)	1,505,085
Shareholders' equity	87,648	86,272	761,913	(848,185)	87,648

Total liabilities and shareholders' equity	$87,648	$1,202,630	$1,151,074	$(848,619)	$1,592,733

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

18. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
2015

	Parent	Issuer	Guarantor Subsidiaries	Consolidating Eliminations	Company Consolidated
Net sales	$—	$1,640,912	$1,076,779	$—	$2,717,691
Other income	—	43,632	28,174	—	71,806

	—	1,684,544	1,104,953	—	2,789,497

Costs and expenses:
Costs of merchandise sold	—	1,081,054	694,661	—	1,775,715
Selling, general and administrative	—	560,726	369,464	(24,538)	905,652
Gain on insurance recovery	—	—	(1,356)	—	(1,356)
Depreciation and amortization	—	49,590	42,193	—	91,783
Amortization of lease-related interests	—	1,928	2,317	—	4,245
Impairment charges	—	1,794	1,838	—	3,632

(Loss) income from operations	—	(10,548)	(4,164)	24,538	9,826
Other income (expense):
Intercompany income	—	2,511	43,997	(46,508)	—
Equity in (losses) earnings of subsidiaries	(58,928)	20,635	—	38,293	—
Interest expense, net	—	(71,526)	(12,990)	21,970	(62,546)
Loss on extinguishment of debt	—	—	(6,208)	—	(6,208)

(Loss) income before income taxes	(58,928)	(58,928)	20,635	38,293	(58,928)
Income tax (benefit) provision	(1,875)	(1,875)	539	1,336	(1,875)

Net (loss) income	$(57,053)	$(57,053)	$20,096	$36,957	$(57,053)

The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Comprehensive (Loss) Income
2015

	Parent	Issuer	Guarantor Subsidiaries	Consolidating Eliminations	Company Consolidated
Net (loss) income	$(57,053)	$(57,053)	$20,096	$36,957	$(57,053)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	4,283	4,283	—	(4,283)	4,283

Comprehensive (loss) income	$(52,770)	$(52,770)	$20,096	$32,674	$(52,770)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

18. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
2014

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Company Consolidated
Net sales	$—	$1,643,073	$1,113,164	$—	$—	$2,756,237
Other income	—	39,507	27,152	—	—	66,659

	—	1,682,580	1,140,316	—	—	2,822,896

Costs and expenses:
Costs of merchandise sold	—	1,064,682	708,271	—	—	1,772,953
Selling, general and administrative	—	560,886	378,804	(2,404)	(30,250)	907,036
Gain on insurance recovery	—	—	(10,779)	—	—	(10,779)
Depreciation and amortization	—	45,476	44,581	61	—	90,118
Amortization of lease-related interests	—	2,117	2,425	—	—	4,542
Impairment charges	—	1,655	837	—	—	2,492

Income from operations	—	7,764	16,177	2,343	30,250	56,534
Other income (expense):
Intercompany income	—	2,700	43,887	—	(46,587)	—
Equity in (losses) earnings of subsidiaries	(5,355)	45,059	—	—	(39,704)	—
Interest expense, net	—	(60,878)	(17,195)	—	16,337	(61,736)
Loss on extinguishment of debt	—	—	—	(153)	—	(153)

(Loss) income before income taxes	(5,355)	(5,355)	42,869	2,190	(39,704)	(5,355)
Income tax provision	1,619	1,619	901	—	(2,520)	1,619

Net (loss) income	$(6,974)	$(6,974)	$41,968	$2,190	$(37,184)	$(6,974)

The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Comprehensive (Loss) Income
2014

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Company Consolidated
Net (loss) income	$(6,974)	$(6,974)	$41,968	$2,190	$(37,184)	$(6,974)
Other comprehensive loss, net of tax:
Pension and postretirement benefit plans	(29,957)	(29,957)	—	—	29,957	(29,957)

Comprehensive (loss) income	$(36,931)	$(36,931)	$41,968	$2,190	$(7,227)	$(36,931)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

18. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Operations
2013

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Company Consolidated
Net sales	$—	$1,629,103	$1,140,965	$—	$—	$2,770,068
Other income	—	36,999	26,993	—	—	63,992

	—	1,666,102	1,167,958	—	—	2,834,060

Costs and expenses:
Costs of merchandise sold	—	1,048,047	720,625	—	—	1,768,672
Selling, general and administrative	—	549,064	381,005	—	(30,706)	899,363
Depreciation and amortization	—	41,849	43,904	119	—	85,872
Amortization of lease-related interests	—	1,775	2,768	—	—	4,543
Impairment charges	—	2,268	3,962	—	—	6,230

Income (loss) from operations	—	23,099	15,694	(119)	30,706	69,380
Other income (expense):
Intercompany income	—	2,656	45,977	504	(49,137)	—
Equity in (losses) earnings of subsidiaries	(3,640)	44,074	—	—	(40,434)	—
Interest expense, net	—	(69,036)	(17,842)	(140)	18,431	(68,587)
Loss on extinguishment of debt	—	(4,433)	—	—	—	(4,433)

(Loss) income before income taxes	(3,640)	(3,640)	43,829	245	(40,434)	(3,640)
Income tax (benefit) provision	(84)	(84)	919	—	(835)	(84)

Net (loss) income	$(3,556)	$(3,556)	$42,910	$245	$(39,599)	$(3,556)

The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Comprehensive Income
2013

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Company Consolidated
Net (loss) income	$(3,556)	$(3,556)	$42,910	$245	$(39,599)	$(3,556)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	22,794	22,794	—	—	(22,794)	22,794

Comprehensive income	$19,238	$19,238	$42,910	$245	$(62,393)	$19,238

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

18. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Cash Flows
2015

	Parent	Issuer	Guarantor Subsidiaries	Consolidating Eliminations	Company Consolidated
Net cash provided by (used in) operating activities	$4,428	$(111,827)	$133,997	$(8,776)	$17,822

Cash flows from investing activities:
Capital expenditures	—	(59,249)	(25,426)	—	(84,675)
Intercompany investing activity	(454)	(47,136)	—	47,590	—
Proceeds from insurance claim	—	—	1,700	—	1,700
Proceeds from sale of property, fixtures and equipment	—	17,632	67,722	—	85,354

Net cash (used in) provided by investing activities	(454)	(88,753)	43,996	47,590	2,379

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(693,682)	(221,323)	—	(915,005)
Proceeds from issuance of long-term debt	—	908,644	—	—	908,644
Intercompany financing activity	—	(4,029)	42,843	(38,814)	—
Deferred financing costs paid	—	(1,505)	—	—	(1,505)
Cash dividends paid	(4,029)	—	—	—	(4,029)
Restricted shares forfeited in lieu of payroll taxes	(399)	—	—	—	(399)
Proceeds from stock options exercised	454	—	—	—	454
Decrease in book overdraft balances	—	(10,235)	—	—	(10,235)

Net cash (used in) provided by financing activities	(3,974)	199,193	(178,480)	(38,814)	(22,075)

Net decrease in cash and cash equivalents	—	(1,387)	(487)	—	(1,874)
Cash and cash equivalents at beginning of period	1	4,209	4,543	—	8,753

Cash and cash equivalents at end of period	$1	$2,822	$4,056	$—	$6,879

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

18. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Cash Flows
2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Company Consolidated
Net cash provided by (used in) operating activities	$5,893	$25,364	$30,453	$(3,802)	$(11,279)	$46,629

Cash flows from investing activities:
Capital expenditures	—	(77,042)	(13,665)	—	—	(90,707)
Intercompany investing activity	(22)	(785)	—	—	807	—
Proceeds from sale of property, fixtures and equipment	—	46	303	5,000	—	5,349

Net cash (used in) provided by investing activities	(22)	(77,781)	(13,362)	5,000	807	(85,358)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(716,768)	(10,200)	(1,198)	—	(728,166)
Proceeds from issuance of long-term debt	—	770,259	—	—	—	770,259
Intercompany financing activity	—	(3,956)	(6,516)	—	10,472	—
Deferred financing costs paid	—	(69)	—	—	—	(69)
Cash dividends paid	(3,956)	—	—	—	—	(3,956)
Restricted shares forfeited in lieu of payroll taxes	(1,937)	—	—	—	—	(1,937)
Proceeds from stock options exercised	22	—	—	—	—	22
Increase in book overdraft balances	—	4,271	—	—	—	4,271

Net cash (used in) provided by financing activities	(5,871)	53,737	(16,716)	(1,198)	10,472	40,424

Net increase in cash and cash equivalents	—	1,320	375	—	—	1,695
Cash and cash equivalents at beginning of period	1	2,889	4,168	—	—	7,058

Cash and cash equivalents at end of period	$1	$4,209	$4,543	$—	$—	$8,753

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

18. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

The Bon-Ton Stores, Inc.
Condensed Consolidating Statement of Cash Flows
2013

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Company Consolidated
Net cash provided by operating activities	$5,086	$92,921	$30,860	$342	$(9,142)	$120,067

Cash flows from investing activities:
Capital expenditures	—	(60,458)	(16,878)	—	—	(77,336)
Intercompany investing activity	(595)	(567)	—	—	1,162	—
Proceeds from sale of property, fixtures and equipment	—	1,332	3	—	—	1,335

Net cash used in investing activities	(595)	(59,693)	(16,875)	—	1,162	(76,001)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(1,257,776)	(9,300)	(342)	—	(1,267,418)
Proceeds from issuance of long-term debt	—	1,229,418	—	—	—	1,229,418
Intercompany financing activity	—	(2,952)	(5,028)	—	7,980	—
Deferred financing costs paid	—	(11,133)	—	—	—	(11,133)
Cash dividends paid	(2,952)	—	—	—	—	(2,952)
Restricted shares forfeited in lieu of payroll taxes	(2,134)	—	—	—	—	(2,134)
Proceeds from stock options exercised	595	—	—	—	—	595
Increase in book overdraft balances	—	8,690	—	—	—	8,690

Net cash used in financing activities	(4,491)	(33,753)	(14,328)	(342)	7,980	(44,934)

Net decrease in cash and cash equivalents	—	(525)	(343)	—	—	(868)
Cash and cash equivalents at beginning of period	1	3,414	4,511	—	—	7,926

Cash and cash equivalents at end of period	$1	$2,889	$4,168	$—	$—	$7,058

Schedule II: VALUATION AND QUALIFYING ACCOUNTS
THE BON-TON STORES, INC. AND SUBSIDIARIES

(Dollars in thousands) Classification	Balance at Beginning of Period	Charged to Costs & Expenses	Deductions	Balance at End of Period
Year ended February 1, 2014:
Accrual for sales returns	$18,248	—	(1,364)	$16,884
Accrual for purchase order violations reserve	$929	1,914	(2,097)	$746
Year ended January 31, 2015:
Accrual for sales returns	$16,884	1,314	—	$18,198
Accrual for purchase order violations reserve	$746	1,221	(1,351)	$616
Year ended January 30, 2016:
Accrual for sales returns	$18,198	—	(1,386)	$16,812
Accrual for purchase order violations reserve	$616	1,134	(1,264)	$486

 EXHIBIT INDEX

Exhibit	Description
21	Subsidiaries of the Registrant
23	Consent of KPMG LLP
31.1	Certification of Kathryn Bufano
31.2	Certification of Nancy A. Walsh
32	Certification Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document