Form 10-Q
period 2016-04-30
BON TON STORES INC
filed 2016-06-08
CIK 878079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended April 30, 2016	Commission File Number
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

As of May 27, 2016, there were 18,613,025 shares of Common Stock, $.01 par value, and 2,951,490 shares of Class A Common Stock, $.01 par value, outstanding.

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE BON-TON STORES, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	April 30,	May 2,	January 30,
(In thousands, except share and per share data)	2016	2015	2016

Assets
Current assets:
Cash and cash equivalents	$7,807	$8,711	$6,879
Merchandise inventories	712,113	738,231	711,699
Prepaid expenses and other current assets	72,246	77,834	97,254
Total current assets	792,166	824,776	815,832
Property, fixtures and equipment at cost, net of accumulated depreciation and amortization of $974,272, $931,661 and $951,786 at April 30, 2016, May 2, 2015 and January 30, 2016, respectively	623,086	642,268	635,334
Intangible assets, net of accumulated amortization of $63,647, $64,625 and $62,204 at April 30, 2016, May 2, 2015 and January 30, 2016, respectively	80,619	88,538	82,062
Other long-term assets	16,713	14,609	17,398
Total assets	$1,512,584	$1,570,191	$1,550,626

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$159,818	$197,789	$162,831
Accrued payroll and benefits	22,309	21,116	28,527
Accrued expenses	146,585	152,598	147,378
Current maturities of long-term debt	—	209,358	—
Current maturities of obligations under capital leases	5,529	4,061	5,394
Total current liabilities	334,241	584,922	344,130

Long-term debt, less current maturities	864,856	690,648	855,977
Obligations under capital leases, less current maturities	125,269	43,629	126,692
Other long-term liabilities	189,477	196,549	188,911
Total liabilities	1,513,843	1,515,748	1,515,710

Contingencies (Note 9)

Shareholders’ (deficit) equity
Preferred Stock — authorized 5,000,000 shares at $0.01 par value; no shares issued	—	—	—
Common Stock — authorized 40,000,000 shares at $0.01 par value; issued shares of 18,954,675, 18,331,899 and 18,532,577 at April 30, 2016, May 2, 2015 and January 30, 2016, respectively	190	183	185
Class A Common Stock — authorized 20,000,000 shares at $0.01 par value; issued and outstanding shares of 2,951,490 at April 30, 2016, May 2, 2015 and January 30, 2016	30	30	30
Treasury stock, at cost — 337,800 shares at April 30, 2016, May 2, 2015 and January 30, 2016	(1,387)	(1,387)	(1,387)
Additional paid-in capital	165,199	162,253	164,428
Accumulated other comprehensive loss	(75,255)	(79,423)	(76,122)
Accumulated deficit	(90,036)	(27,213)	(52,218)
Total shareholders’ (deficit) equity	(1,259)	54,443	34,916
Total liabilities and shareholders’ (deficit) equity	$1,512,584	$1,570,191	$1,550,626

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	THIRTEEN
	WEEKS ENDED
(In thousands, except per share data)	April 30,	May 2,
(Unaudited)	2016	2015

Net sales	$591,007	$610,938
Other income	17,416	16,304
	608,423	627,242

Costs and expenses:
Costs of merchandise sold	390,913	404,465
Selling, general and administrative	216,185	218,686
Depreciation and amortization	23,194	22,033
Amortization of lease-related interests	1,007	1,101
Loss from operations	(22,876)	(19,043)
Interest expense, net	15,086	15,190

Loss before income taxes	(37,962)	(34,233)
Income tax benefit	(144)	(159)

Net loss	$(37,818)	$(34,074)

Per share amounts —
Basic:
Net loss	$(1.91)	$(1.74)

Diluted:
Net loss	$(1.91)	$(1.74)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	THIRTEEN
	WEEKS ENDED
(In thousands)	April 30,	May 2,
(Unaudited)	2016	2015

Net loss	$(37,818)	$(34,074)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	867	982
Comprehensive loss	$(36,951)	$(33,092)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	THIRTEEN
	WEEKS ENDED
(In thousands)	April 30,	May 2,
(Unaudited)	2016	2015
Cash flows from operating activities:
Net loss	$(37,818)	$(34,074)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	23,194	22,033
Amortization of lease-related interests	1,007	1,101
Share-based compensation expense	896	844
Loss on sale of property, fixtures and equipment	21	—
Reclassifications of accumulated other comprehensive loss	1,464	1,591
Amortization of deferred financing costs	849	747
Deferred income tax benefit	(144)	(159)
Changes in operating assets and liabilities:
Increase in merchandise inventories	(414)	(3,274)
Decrease in prepaid expenses and other current assets	25,008	15,560
Decrease in other long-term assets	577	484
Increase (decrease) in accounts payable	2,533	(5,634)
Decrease in accrued payroll and benefits and accrued expenses	(5,102)	(10,676)
Increase (decrease) in other long-term liabilities	207	(6,373)
Net cash provided by (used in) operating activities	12,278	(17,830)

Cash flows from investing activities:
Capital expenditures	(12,626)	(24,448)
Proceeds from sale of property, fixtures and equipment	7	—
Net cash used in investing activities	(12,619)	(24,448)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(144,117)	(139,000)
Proceeds from issuance of long-term debt	151,461	187,611
Cash dividends paid	—	(991)
Restricted shares forfeited in lieu of payroll taxes	(120)	(399)
Proceeds from stock options exercised	—	454
Deferred financing costs paid	(495)	—
Decrease in book overdraft balances	(5,460)	(5,439)
Net cash provided by financing activities	1,269	42,236

Net increase (decrease) in cash and cash equivalents	928	(42)

Cash and cash equivalents at beginning of period	6,879	8,753

Cash and cash equivalents at end of period	$7,807	$8,711

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

					Accumulated	(Accumulated
		Class A		Additional	Other	Deficit)
(In thousands, except per share data)	Common	Common	Treasury	Paid-in	Comprehensive	Retained
(Unaudited)	Stock	Stock	Stock	Capital	Loss	Earnings	Total

BALANCE AT JANUARY 31, 2015	$178	$30	$(1,387)	$161,359	$(80,405)	$7,873	$87,648

Net loss	—	—	—	—	—	(34,074)	(34,074)
Other comprehensive income	—	—	—	—	982	—	982
Dividends to shareholders, $0.05 per share	—	—	—	—	—	(1,012)	(1,012)
Restricted shares forfeited in lieu of payroll taxes	(1)	—	—	(398)	—	—	(399)
Proceeds from stock options exercised	1	—	—	453	—	—	454
Share-based compensation expense	5	—	—	839	—	—	844
BALANCE AT MAY 2, 2015	$183	$30	$(1,387)	$162,253	$(79,423)	$(27,213)	$54,443

BALANCE AT JANUARY 30, 2016	$185	$30	$(1,387)	$164,428	$(76,122)	$(52,218)	$34,916

Net loss	—	—	—	—	—	(37,818)	(37,818)
Other comprehensive income	—	—	—	—	867	—	867
Restricted shares forfeited in lieu of payroll taxes	—	—	—	(120)	—	—	(120)
Share-based compensation expense	5	—	—	891	—	—	896
BALANCE AT APRIL 30, 2016	$190	$30	$(1,387)	$165,199	$(75,255)	$(90,036)	$(1,259)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.             BASIS OF PRESENTATION

The Bon-Ton Stores, Inc., a Pennsylvania corporation, was incorporated on January 31, 1996 as the successor of a company incorporated on January 31, 1929.  As of April 30, 2016, The Bon-Ton Stores, Inc. operated, through its subsidiaries, 267 stores, including nine furniture galleries and four clearance centers, in 26 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson’s, Elder-Beerman, Herberger’s and Younkers nameplates.

The accompanying unaudited consolidated financial statements include the accounts of The Bon-Ton Stores, Inc. (the “Parent”) and its subsidiaries (collectively, the “Company”).  All intercompany transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all information and footnotes required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States.  In the opinion of management, all adjustments considered necessary for a fair presentation of interim periods have been included.  The Company’s business is seasonal in nature and results of operations for the interim periods presented are not necessarily indicative of results for the full fiscal year.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

For purposes of the following discussion, references to the “first quarter of 2016” and the “first quarter of 2015” are to the 13 weeks ended April 30, 2016 and May 2, 2015, respectively.  References to “fiscal 2016” are to the 52 weeks ending January 28, 2017; references to “fiscal 2015” are to the 52 weeks ended January 30, 2016.

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

Reclassifications

Certain prior year balances presented in the consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation.  These reclassifications did not impact the Company’s net loss for the first quarter in each of 2016 and 2015.  As a result of adopting Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”) as of January 30, 2016, the Company reclassified the May 2, 2015 consolidated balance sheet resulting in a reduction of $17,373 in long-term deferred income tax assets, a reduction in current deferred income tax liabilities of $26,519 and an increase in other long-term liabilities of $9,146.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Recently Adopted Accounting Standards

Effective January 31, 2016, the Company adopted ASU No. 2015-03, Interest-Imputation of Interest (“ASU 2015-03”) and ASU No. 2015-15 (an amendment to ASU 2015-03) and retrospectively applied their provisions.  The new standards require that debt issuance costs related to a recognized debt liability, other than those relating to line-of-credit arrangements, be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. As a result of adopting this guidance, as of May 2, 2015 and January 30, 2016, the Company reclassified $7,643 and $6,580, respectively, of the unamortized debt issuance costs for all debt instruments except the senior secured credit facility from other long-term assets to long-term debt and current maturities of long-term debt on the consolidated balance sheets.

Effective January 31, 2016, the Company adopted ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software and prospectively applied its provisions.  The new standard provides guidance on the accounting for fees paid by a customer in a cloud computing arrangement. If a cloud computing arrangement includes a software license, then the customer is required to account for the software license consistent with the acquisition of other software licenses. Conversely, if the arrangement does not include a software license, the customer should account for the arrangement as a service contract. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

2.             PER-SHARE AMOUNTS

The following table presents a reconciliation of net loss and weighted average shares outstanding used in basic and diluted earnings (loss) per share (“EPS”) calculations for each period presented:

	THIRTEEN
	WEEKS ENDED
	April 30,	May 2,
	2016	2015

Basic Loss Per Common Share
Net loss	$(37,818)	$(34,074)
Less: Income allocated to participating securities	—	—
Net loss available to common shareholders	$(37,818)	$(34,074)

Weighted average common shares outstanding	19,760,448	19,561,610

Basic loss per common share	$(1.91)	$(1.74)

Diluted Loss Per Common Share
Net loss	$(37,818)	$(34,074)
Less: Income allocated to participating securities	—	—
Net loss available to common shareholders	$(37,818)	$(34,074)

Weighted average common shares outstanding	19,760,448	19,561,610
Common shares issuable - stock options	—	—
Weighted average common shares outstanding assuming dilution	19,760,448	19,561,610

Diluted loss per common share	$(1.91)	$(1.74)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Due to the Company’s net loss position, weighted average unvested restricted shares (participating securities) of 1,220,177 and 708,961 for the first quarter in each of 2016 and 2015, respectively, were not considered in the calculation of net loss available to common shareholders used for both basic and diluted EPS.

In addition, weighted average stock option shares (non-participating securities) totaling 0 and 110,196 for the first quarter in each of 2016 and 2015, respectively, were excluded from the computation of diluted weighted average common shares outstanding, as their effect would have been antidilutive.  Certain of these stock option shares were excluded solely due to the Company’s net loss position.  Had the Company reported net income for the first quarter in each of 2016 and 2015, these shares would have increased diluted weighted average common shares outstanding by 0 and 16,790, respectively.

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

The carrying value and estimated fair value of the Company’s long-term debt, including current maturities but excluding capital leases and unamortized debt issuance costs, as of April 30, 2016 are as follows:

			Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Second lien senior secured notes	$407,292	$204,563	$204,563	$—	$—
Senior secured credit facility	463,898	463,898	—	—	463,898
Total	$871,190	$668,461	$204,563	$—	$463,898

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The carrying value and estimated fair value of the Company’s long-term debt, including current maturities but excluding capital leases and unamortized debt issuance costs, as of May 2, 2015 are as follows:

			Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Second lien senior secured notes	$407,292	$354,228	$354,228	$—	$—
Mortgage facility	209,652	211,637	—	—	211,637
Senior secured credit facility	290,705	290,705	—	—	290,705
Total	$907,649	$856,570	$354,228	$—	$502,342

The carrying value and estimated fair value of the Company’s long-term debt, including current maturities but excluding capital leases and unamortized debt issuance costs, as of January 30, 2016 are as follows:

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

4.                                      SUPPLEMENTAL BALANCE SHEET INFORMATION

Prepaid expenses and other current assets were comprised of the following:

	April 30,	May 2,	January 30,
	2016	2015	2016
Other receivables	$39,167	$35,198	$60,514
Prepaid expenses	33,079	42,636	36,740
Total	$72,246	$77,834	$97,254

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

5.             SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental cash flow information is provided for the periods reported:

	THIRTEEN
	WEEKS ENDED
	April 30,	May 2,
	2016	2015

Cash paid for:
Interest, net of amounts capitalized	$8,668	$9,315

Non-cash investing and financing activities:
Property, fixtures and equipment included in accrued expenses	$3,449	$5,711
Declared dividends to shareholders included in accrued expenses	—	1,012

6.             EXIT OR DISPOSAL ACTIVITIES

The following table summarizes exit or disposal activities during the 13 weeks ended April 30, 2016 related to store closings in fiscal 2015 and 2016, the consolidation of eCommerce fulfillment activities in connection with the Company’s new eCommerce fulfillment center and the Company’s expense efficiency initiative:

	Termination Benefits	Other Costs	Total
Accrued balance as of January 30, 2016	$3,696	$—	$3,696
Provisions	421	41	462
Payments	(1,906)	(41)	(1,947)
Accrued balance as of April 30, 2016	$2,211	$—	$2,211

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

	THIRTEEN
	WEEKS ENDED
	April 30,	May 2,
	2016	2015
Interest cost	$1,785	$1,701
Expected return on plan assets	(2,100)	(2,410)
Recognition of net actuarial loss	1,571	1,698
Net periodic benefit expense	$1,256	$989

During the 13 weeks ended April 30, 2016, contributions of $185 were made to the Pension Plans.  The Company anticipates contributing an additional $517 to fund the Pension Plans in fiscal 2016 for an annual total of $702.

The Company also provides medical and life insurance benefits to certain former associates under a postretirement benefit plan (“Postretirement Benefit Plan”).  Net periodic benefit income for the Postretirement Benefit Plan includes the following (income) and expense components:

	THIRTEEN
	WEEKS ENDED
	April 30,	May 2,
	2016	2015
Interest cost	$15	$16
Recognition of net actuarial gain	(107)	(107)
Net periodic benefit income	$(92)	$(91)

During the 13 weeks ended April 30, 2016, the Company contributed $33 to fund the Postretirement Benefit Plan, and anticipates contributing an additional $294 to fund the Postretirement Benefit Plan in fiscal 2016, for a net annual total of $327.

8.             INCOME TAXES

The provisions codified within ASC Topic 740, Income Taxes (“ASC 740”), require companies to assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence using a “more likely than not” standard.  In accordance with ASC 740, the Company maintained a full valuation allowance throughout fiscal 2015 and the first quarter of 2016 on all of the Company’s net deferred tax assets.  The Company’s deferred tax asset valuation allowance totaled $202,277, $175,356 and $186,582 as of April 30, 2016, May 2, 2015 and January 30, 2016, respectively.

The Company recorded net income tax benefits of $144 and $159 for the first quarter in each of 2016 and 2015, respectively, which includes $597 and $609 non-cash income tax benefits from continuing operations during the first quarter in each of 2016 and 2015, respectively.  Pursuant to ASC 740, the Company is required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations. As a result, the Company recorded tax benefits on the losses from continuing operations for the first quarter in each of 2016 and 2015, which are exactly offset by income tax expense on other

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

comprehensive income.  In addition, the net income tax benefits include $453 and $450 of expense recorded in the first quarter in each of 2016 and 2015, respectively, for recognition of deferred tax liabilities associated with indefinite-lived assets.

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

The changes recognized within other comprehensive income reflect income tax expense of $597 and $609 for the first quarter in each of 2016 and 2015, respectively (see Note 8).

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

The condensed consolidating financial information for the Parent, the Issuer and the guarantor subsidiaries as of April 30, 2016, May 2, 2015 and January 30, 2016 and for the first quarter in each of 2016 and 2015 as presented below has been prepared from the books and records maintained by the Parent, the Issuer and the guarantor subsidiaries. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the guarantor subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from affiliates will exist at any time.

On January 15, 2016, the Company and certain other subsidiaries as borrowers or obligors (collectively, the “Obligors”) entered into a Consent and Third Amendment to the Second Amended Revolving Credit Facility, which among other changes, provided for the joinders of the special purpose entities (“SPEs”) that had previously participated in the Company’s mortgage loan facility as Obligors under the Second Amended Revolving Credit Facility, and as “Restricted Subsidiaries” and guarantors under the indentures for both the 10 5/8% second lien senior secured notes due 2017 and the 8.00% second lien senior secured notes due 2021. The SPEs and their assets were then added to the second lien security agreement.  For comparative purposes, the condensed consolidating financial information as presented below has been retrospectively adjusted as if the activity described above occurred at the beginning of each period presented.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Balance Sheet

April 30, 2016

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$3,006	$4,800	$—	$7,807
Merchandise inventories	—	455,428	256,685	—	712,113
Prepaid expenses and other current assets	—	68,015	4,411	(180)	72,246
Total current assets	1	526,449	265,896	(180)	792,166
Property, fixtures and equipment at cost, net	—	311,145	311,941	—	623,086
Intangible assets, net	—	20,302	60,317	—	80,619
Investment in and advances to affiliates	(1,260)	445,980	373,687	(818,407)	—
Other long-term assets	—	19,024	955	(3,266)	16,713
Total assets	$(1,259)	$1,322,900	$1,012,796	$(821,853)	$1,512,584

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$—	$159,818	$—	$—	$159,818
Accrued payroll and benefits	—	18,059	4,250	—	22,309
Accrued expenses	—	74,620	72,145	(180)	146,585
Current maturities of long-term debt and obligations under capital leases	—	1,447	4,082	—	5,529
Total current liabilities	—	253,944	80,477	(180)	334,241

Long-term debt and obligations under capital leases, less current maturities	—	937,882	52,243	—	990,125
Other long-term liabilities	—	137,104	55,639	(3,266)	189,477
Total liabilities	—	1,328,930	188,359	(3,446)	1,513,843

Shareholders’ (deficit) equity	(1,259)	(6,030)	824,437	(818,407)	(1,259)

Total liabilities and shareholders’ (deficit) equity	$(1,259)	$1,322,900	$1,012,796	$(821,853)	$1,512,584

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Balance Sheet

May 2, 2015

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$3,254	$5,456	$—	$8,711
Merchandise inventories	—	469,973	268,258	—	738,231
Prepaid expenses and other current assets	—	66,680	11,660	(506)	77,834
Total current assets	1	539,907	285,374	(506)	824,776
Property, fixtures and equipment at cost, net	—	275,383	366,885	—	642,268
Intangible assets, net	—	23,882	64,656	—	88,538
Investment in and advances to affiliates	54,442	341,535	413,542	(809,519)	—
Other long-term assets	—	14,198	411	—	14,609
Total assets	$54,443	$1,194,905	$1,130,868	$(810,025)	$1,570,191

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$197,789	$—	$—	$197,789
Accrued payroll and benefits	—	17,179	3,937	—	21,116
Accrued expenses	—	80,922	72,182	(506)	152,598
Current maturities of long-term debt and obligations under capital leases	—	471	212,948	—	213,419
Total current liabilities	—	296,361	289,067	(506)	584,922

Long-term debt and obligations under capital leases, less current maturities	—	695,713	38,564	—	734,277
Other long-term liabilities	—	150,210	46,339	—	196,549
Total liabilities	—	1,142,284	373,970	(506)	1,515,748

Shareholders’ equity	54,443	52,621	756,898	(809,519)	54,443

Total liabilities and shareholders’ equity	$54,443	$1,194,905	$1,130,868	$(810,025)	$1,570,191

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Balance Sheet

January 30, 2016

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$2,822	$4,056	$—	$6,879
Merchandise inventories	—	467,262	244,437	—	711,699
Prepaid expenses and other current assets	—	88,346	9,088	(180)	97,254
Total current assets	1	558,430	257,581	(180)	815,832
Property, fixtures and equipment at cost, net	—	319,736	315,598	—	635,334
Intangible assets, net	—	20,964	61,098	—	82,062
Investment in and advances to affiliates	34,915	437,894	382,958	(855,767)	—
Other long-term assets	—	19,846	863	(3,311)	17,398
Total assets	$34,916	$1,356,870	$1,018,098	$(859,258)	$1,550,626

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$162,831	$—	$—	$162,831
Accrued payroll and benefits	—	23,154	5,373	—	28,527
Accrued expenses	—	70,386	77,172	(180)	147,378
Current maturities of long-term debt and obligations under capital leases	—	1,395	3,999	—	5,394
Total current liabilities	—	257,766	86,544	(180)	344,130

Long-term debt and obligations under capital leases, less current maturities	—	929,377	53,292	—	982,669
Other long-term liabilities	—	138,810	53,412	(3,311)	188,911
Total liabilities	—	1,325,953	193,248	(3,491)	1,515,710

Shareholders’ equity	34,916	30,917	824,850	(855,767)	34,916

Total liabilities and shareholders’ equity	$34,916	$1,356,870	$1,018,098	$(859,258)	$1,550,626

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

Thirteen Weeks Ended April 30, 2016

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$357,496	$233,511	$—	$591,007
Other income	—	10,754	6,662	—	17,416
	—	368,250	240,173	—	608,423

Costs and expenses:
Costs of merchandise sold	—	238,589	152,324	—	390,913
Selling, general and administrative	—	133,118	88,183	(5,116)	216,185
Depreciation and amortization	—	12,902	10,292	—	23,194
Amortization of lease-related interests	—	468	539	—	1,007
Loss from operations	—	(16,827)	(11,165)	5,116	(22,876)

Other income (expense):
Intercompany income	—	474	12,009	(12,483)	—
Equity in losses of subsidiaries	(37,962)	(178)	—	38,140	—
Interest expense, net	—	(21,431)	(1,022)	7,367	(15,086)

Loss before income taxes	(37,962)	(37,962)	(178)	38,140	(37,962)
Income tax (benefit) provision	(144)	(144)	235	(91)	(144)

Net loss	$(37,818)	$(37,818)	$(413)	$38,231	$(37,818)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive Loss

Thirteen Weeks Ended April 30, 2016

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Net loss	$(37,818)	$(37,818)	$(413)	$38,231	$(37,818)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	867	867	—	(867)	867
Comprehensive loss	$(36,951)	$(36,951)	$(413)	$37,364	$(36,951)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

Thirteen Weeks Ended May 2, 2015

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$360,466	$250,472	$—	$610,938
Other income	—	9,470	6,834	—	16,304
	—	369,936	257,306	—	627,242

Costs and expenses:
Costs of merchandise sold	—	239,112	165,353	—	404,465
Selling, general and administrative	—	134,831	91,258	(7,403)	218,686
Depreciation and amortization	—	11,208	10,825	—	22,033
Amortization of lease-related interests	—	495	606	—	1,101
Loss from operations	—	(15,710)	(10,736)	7,403	(19,043)

Other income (expense):
Intercompany income	—	450	11,364	(11,814)	—
Equity in losses of subsidiaries	(34,233)	(3,557)	—	37,790	—
Interest expense, net	—	(15,416)	(4,185)	4,411	(15,190)

Loss before income taxes	(34,233)	(34,233)	(3,557)	37,790	(34,233)
Income tax (benefit) provision	(159)	(159)	236	(77)	(159)

Net loss	$(34,074)	$(34,074)	$(3,793)	$37,867	$(34,074)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive Loss

Thirteen Weeks Ended May 2, 2015

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Net loss	$(34,074)	$(34,074)	$(3,793)	$37,867	$(34,074)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	982	982	—	(982)	982
Comprehensive loss	$(33,092)	$(33,092)	$(3,793)	$36,885	$(33,092)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Cash Flows

Thirteen Weeks Ended April 30, 2016

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$120	$5,319	$6,839	$—	$12,278

Cash flows from investing activities:
Capital expenditures	—	(7,499)	(5,127)	—	(12,626)
Proceeds from sale of property, fixtures and equipment	—	7	—	—	7
Net cash used in investing activities	—	(7,492)	(5,127)	—	(12,619)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(143,149)	(968)	—	(144,117)
Proceeds from issuance of long-term debt	—	151,461	—	—	151,461
Deferred financing costs paid	—	(495)	—	—	(495)
Restricted shares forfeited in lieu of payroll taxes	(120)	—	—	—	(120)
Decrease in book overdraft balances	—	(5,460)	—	—	(5,460)
Net cash (used in) provided by financing activities	(120)	2,357	(968)	—	1,269

Net increase in cash and cash equivalents	—	184	744	—	928

Cash and cash equivalents at beginning of period	1	2,822	4,056	—	6,879

Cash and cash equivalents at end of period	$1	$3,006	$4,800	$—	$7,807

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Cash Flows

Thirteen Weeks Ended May 2, 2015

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$1,390	$(25,585)	$9,208	$(2,843)	$(17,830)

Cash flows from investing activities:
Capital expenditures	—	(20,402)	(4,046)	—	(24,448)
Intercompany investing activity	(454)	(176)	—	630	—
Net cash used in investing activities	(454)	(20,578)	(4,046)	630	(24,448)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(135,973)	(3,027)	—	(139,000)
Proceeds from issuance of long-term debt	—	187,611	—	—	187,611
Intercompany financing activity	—	(991)	(1,222)	2,213	—
Cash dividends paid	(991)	—	—	—	(991)
Restricted shares forfeited in lieu of payroll taxes	(399)	—	—	—	(399)
Proceeds from stock options exercised	454	—	—	—	454
Decrease in book overdraft balances	—	(5,439)	—	—	(5,439)
Net cash (used in) provided by financing activities	(936)	45,208	(4,249)	2,213	42,236

Net (decrease) increase in cash and cash equivalents	—	(955)	913	—	(42)

Cash and cash equivalents at beginning of period	1	4,209	4,543	—	8,753

Cash and cash equivalents at end of period	$1	$3,254	$5,456	$—	$8,711

12.     SUBSEQUENT EVENT

On June 1, 2016, the Company entered into an Agreement of Purchase and Sale (“PSA”) for a sale-leaseback transaction with an unrelated party. Under the PSA, the Company agreed to sell three retail department store properties for at least $44,935 and lease them back for a period of 20 years with three optional 10-year renewal terms. The basic rent payable in connection with the lease will be $3,932, subject to adjustment for increases in the Consumer Price Index.  The closing of this transaction is subject to a due diligence review by the purchaser.

ITEM 2.                                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of the following discussion, references to the “first quarter of 2016” and the “first quarter of 2015” are to the 13 weeks ended April 30, 2016 and May 2, 2015, respectively.  References to “fiscal 2016” are to the 52-week period ending January 28, 2017; references to “fiscal 2015” are to the 52-week period ended January 30, 2016.  References to the “Company,” “we,” “us,” and “our” refer to The Bon-Ton Stores, Inc. and its subsidiaries.

Overview

General

The Company, a Pennsylvania corporation, is one of the largest regional department store operators in the United States, offering a broad assortment of brand-name fashion apparel and accessories for women, men and children.  Our merchandise offerings also include cosmetics, home furnishings and other goods.  We currently operate 267 stores, including nine furniture galleries and four clearance centers, in 26 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson’s, Elder-Beerman, Herberger’s and Younkers nameplates, encompassing a total of approximately 25 million square feet.

We operate in the department store segment of the U.S. retail industry, a highly competitive environment.  The department store industry continues to evolve in response to competitive retail formats—mass merchandisers, national chain retailers, specialty retailers and online retailers—and the expansion of mobile technology and social media.

Performance Summary and Fiscal 2016 Guidance

Ongoing headwinds in the retail environment, unfavorable weather and a soft Easter all pressured our top-line performance during the first quarter of 2016.  We saw a slight decrease in merchandise margin and reduced inventory levels by 4.0% on a retail comparable store basis despite the sales pressure, as we maintained disciplined inventory management.  In addition, we moved forward with our cost savings initiatives while continuing to carefully manage expenses.

Our revenues in the period benefited from a strong performance in our omnichannel business. We believe that this increase is primarily due to further enhancing our brand positioning and evolving our merchandise offering. Additionally, we realized continued growth in the penetration of proprietary credit card sales to total sales which, at 54.9% in the first quarter of 2016, exceeded that of the prior year by 400 basis points.  Our recently re-launched credit card helped us reconnect with lapsed customers and further our connection with our loyal core customers.  We intend to continue to enhance our online platforms and will add more mobile friendly access to our ‘Your Rewards’ credit card customer loyalty program benefits.

While we do not expect the headwinds in the retail environment to ease, we believe that a number of initiatives we have underway will drive incremental sales in the second half of the year. We remain on track to achieve $35 million in gross expense savings as a result of non-customer facing cost reductions in rent expense, payroll, taxes and benefits. We also anticipate increased costs in advertising, real estate taxes, insurance, pension and wages, notably due to minimum wage laws and merit increases.  Based on this, we are anticipating net savings ranging from $21 million to $24 million from 2015 expenses levels.  We believe these expense savings, which will benefit SG&A expense and gross margin, combined with lower capital spending and inventory levels, will positively impact our fiscal 2016 cash flow.

On June 1, 2016, we entered into an Agreement of Purchase and Sale (“PSA”) for a sale-leaseback transaction with an unrelated party. Under the PSA, we agreed to sell three retail department store properties for at least $44.9 million and lease them back for a period of 20 years with three optional 10-year renewal terms. The basic rent payable in connection with the lease will be $3.9 million, subject to adjustment for increases in the Consumer Price Index.  The closing of this transaction is subject to a due diligence review by the purchaser.

Given the challenging retail environment and continued declines in mall traffic trends, on May 19, 2016, we revised our fiscal 2016 guidance.  We expect loss per diluted share in a range of $0.95 to $1.45.

Assumptions reflected in our full-year guidance include the following:

•                  A comparable store sales performance ranging from flat to a decrease of 1%;

•                  A gross margin rate ranging from a 30- to 50-basis-point increase from the fiscal 2015 rate of 34.7%;

•                  An SG&A expense rate ranging from a 40- to 60-basis-point decrease from the fiscal 2015 rate of 33.3%;

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

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

	THIRTEEN
	WEEKS ENDED
	April 30,	May 2,
	2016	2015
Net sales	100.0%	100.0%
Other income	2.9	2.7
	102.9	102.7
Costs and expenses:
Costs of merchandise sold	66.1	66.2
Selling, general and administrative	36.6	35.8
Depreciation and amortization	3.9	3.6
Amortization of lease-related interests	0.2	0.2
Loss from operations	(3.9)	(3.1)
Interest expense, net	2.6	2.5
Loss before income taxes	(6.4)	(5.6)
Income tax benefit	—	—
Net loss	(6.4)%	(5.6)%

First Quarter of 2016 Compared with First Quarter of 2015

Net sales:  Net sales in the first quarter of 2016 were $591.0 million, compared with $610.9 million in the first quarter of 2015, reflecting a decrease of 3.3%.  Comparable store sales decreased 2.9% in the period due to the challenged retail environment and continued decline in mall traffic trends.

The best performing merchandise categories in the first quarter of 2016 were Soft Home, Hard Home (both included in Home) and Men’s Sportswear (included in Men’s Apparel).  Soft Home benefited from notable sales increases in bedding and linens as well as additional promotional events. Sales in Hard Home grew as a result of improved performance in basic housewares, cookware and luggage. Men’s Sportswear primarily benefited from strategic expansion of national brands to additional doors.

Merchandise categories that were challenged in the period included Accessories, Men’s Furnishings (included in Men’s Apparel) and Better Sportswear (included in Women’s Apparel). Despite growth in certain brands and product categories, cold weather and poor performing merchandise hampered sales in

Accessories. Men’s Furnishings sales declined due to unfavorable weather trends.  Better Sportswear was impacted by unfavorable sales in certain brands and product assortments; we intend to continue directing inventory investment to brands that are performing well.

Other income:  Other income, which includes income from revenues received under our credit card program agreement, miscellaneous revenue departments and gift and merchandise return card breakage, was $17.4 million in the first quarter of 2016 as compared with $16.3 million in the first quarter of 2015.  The increase primarily reflects increased revenues from our proprietary credit card operations.

Costs and expenses: Gross margin in the first quarter of 2016 decreased $6.4 million to $200.1 million as compared with $206.5 million in the comparable prior year period, primarily due to the decreased sales volume in the current period.   Gross margin as a percentage of net sales increased 6 basis points to 33.9% in the first quarter of 2016 from 33.8% in the comparable prior year period. This rate increase was primarily due to reductions in delivery expense which were partially offset by higher distribution center costs for our omnichannel operations.

SG&A expense in the first quarter of 2016 decreased $2.5 million to $216.2 million as compared with $218.7 million in the first quarter of 2015. This reduction was largely due to decreased store expenses, partially offset by increased advertising expenses and medical claims. The current period expense rate, 36.6% of net sales, increased 78 basis points from that of the prior year period as a result of the decreased sales volume in the period.

Depreciation and amortization expense and amortization of lease-related interests increased $1.1 million to $24.2 million in the first quarter of 2016 from $23.1 million in the first quarter of 2015.

Interest expense, net:  Net interest expense was $15.1 million in the first quarter of 2016 as compared with $15.2 million in the first quarter of 2015.  The $0.1 million decrease primarily reflects a reduced weighted average interest rate, partially offset by higher borrowing levels.

Income tax benefit:  The effective income tax rate in the first quarter in each of 2016 and 2015 largely reflects our valuation allowance position against all net deferred tax assets.  The $0.1 million income tax benefit in the first quarter of 2016 includes a $0.6 million benefit from the loss on continuing operations which was partially offset by the recognition of deferred tax liabilities associated with indefinite-lived assets.  The $0.2 million income tax benefit in the first quarter of 2015 includes a $0.6 million benefit from the loss on continuing operations which was partially offset by the recognition of deferred tax liabilities associated with indefinite-lived assets.

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

Liquidity and Capital Resources

At April 30, 2016, we had $7.8 million in cash and cash equivalents and $244.0 million available under our Second Amended Revolving Credit Facility (before taking into account the minimum borrowing availability covenant under such facility).  Excess availability was $368.3 million as of the comparable prior year period.  The unfavorable excess availability comparison primarily reflects increased direct borrowings to support our operations and, in part, to repay our mortgage facility during fiscal 2015.

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

Cash provided by (used in) our operating, investing and financing activities is summarized as follows:

	THIRTEEN
	WEEKS ENDED
	April 30,	May 2,
(Dollars in millions)	2016	2015

Operating activities	$12.3	$(17.8)
Investing activities	(12.6)	(24.4)
Financing activities	1.3	42.2

Net cash provided by operating activities was $12.3 million in the first quarter of 2016, while net cash used in operating activities totaled $17.8 million in the first quarter of 2015.  The increase in cash flow primarily reflects a $26.0 million favorable change in cash flow from working capital. The improvement in cash flow from working capital was largely due to favorable fluctuations of $9.4 million in cash flows from prepaid expenses and other current assets and $8.2 million in cash flows from accounts payable.  In addition, cash flows from long-term liabilities changed favorably by $6.6 million.

Net cash used in investing activities was $12.6 million and $24.4 million in the first quarters of 2016 and 2015, respectively, reflecting a planned decrease in capital expenditures. Capital expenditures totaled $12.6 million and $24.4 million in the first quarter in each of 2016 and 2015, respectively; these expenditures do not reflect reductions for external contributions (primarily leasehold improvement and fixture allowances received from landlords or vendors) of $7.5 million and $0.8 million in the first quarter in each of 2016 and 2015, respectively.  We anticipate our fiscal 2016 capital expenditures will not exceed $67.3 million (excluding external contributions of $27.3 million, reducing anticipated net capital investments to $40.0 million).

Net cash provided by financing activities was $1.3 million and $42.2 million in the first quarters of 2016 and 2015, respectively, reflecting a lower revolver increase in the first quarter of 2016. The lower revolver increase was primarily due to reduced capital expenditures and the favorable change in working capital.

Aside from planned capital expenditures, the Company’s primary cash requirements will be to service debt and finance working capital increases during peak selling seasons.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported amounts and disclosure of contingent assets and liabilities.  There have been no significant changes in the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended January 30, 2016.

Recently Adopted Accounting Standards

Recently adopted accounting standards are discussed in Note 1 to the Consolidated Financial Statements.

Forward-Looking Statements

Certain information included in this report (as well as other communications made or to be made by the Company) and other materials filed or to be filed by the Company with the Securities and Exchange Commission contain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which may be identified by words or phrases such as “may,” “could,” “would,” “will,” “plan,” “expect,” “believe,” “anticipate,” “estimate,” “project,” “intend,” “look forward to” or other similar expressions, including the Company’s fiscal 2016 guidance and statements regarding enhancements to our online and mobile platforms, anticipated expense savings, future cash flows, inventory management initiatives and projected capital expenditures, involve important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.  Factors that could cause such differences include, but are not limited to, risks related to retail businesses generally; a significant and prolonged deterioration of general economic conditions which could negatively impact the Company, including the potential write-down of the current valuation of intangible assets and deferred taxes; risks related to the Company’s proprietary credit card program; potential increases in pension obligations; consumer spending patterns, debt levels, and the availability and cost of consumer credit; additional competition from existing and new competitors or changes in the competitive environment; inflation; deflation; changes in the costs of fuel and other energy and transportation costs; weather conditions that could negatively impact sales; uncertainties associated with expanding or remodeling existing stores; the ability to attract and retain qualified management; the dependence upon relationships with vendors and their factors; a data security breach or system failure; the ability to reduce or control SG&A expenses, including initiatives to reduce expenses and improve efficiency; operational disruptions; unsuccessful marketing initiatives; the ability to expand capacity and improve efficiency through the Company’s new eCommerce fulfillment center; changes in, or the failure to successfully implement, our key strategies, including initiatives to improve our merchandising, marketing and operations; adverse outcomes in litigation; the incurrence of unplanned capital expenditures; the ability to obtain financing for working capital, capital expenditures and general corporate purposes; the impact of regulatory requirements including the Health Care Reform Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act;  the inability or limitations on the Company’s ability to favorably adjust the valuation allowance on deferred tax assets; and the financial condition of mall operators.  Additional factors that could cause the Company’s actual results to differ from those contained in these forward-looking statements are discussed in greater detail under Item 1A of the Company’s Annual Report on Form 10-K for fiscal 2015 filed with the Securities and Exchange Commission.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Financial Instruments

There were no material changes in our exposures, risk management strategies, or hedging positions since January 30, 2016.  For further information, refer to Item 7A of our fiscal 2015 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting that occurred during the thirteen weeks ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:       OTHER INFORMATION

ITEM 6.   EXHIBITS

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

10.1

Agreement of Purchase and Sale between United Trust Fund Limited Partnership, as Purchaser, and Bonstores Realty One, LLC and Bonstores Realty Two, LLC, as Seller (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 1, 2016)

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

THE BON-TON STORES, INC.

DATE:	June 8, 2016	BY:	/s/ Kathryn Bufano
Kathryn Bufano
President and
Chief Executive Officer
(Principal Executive Officer)

DATE:	June 8, 2016	BY:	/s/ Nancy A. Walsh
Nancy A. Walsh
Executive Vice President—
Chief Financial Officer
(Principal Financial Officer)

DATE:	June 8, 2016	BY:	/s/ Michael W. Webb
Michael W. Webb
Senior Vice President—
Chief Accounting Officer
(Principal Accounting Officer)