Form 10-Q
period 2016-07-30
BON TON STORES INC
filed 2016-09-07
CIK 878079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended July 30, 2016	Commission File Number
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

As of August 26, 2016, there were 18,559,325 shares of Common Stock, $.01 par value, and 2,951,490 shares of Class A Common Stock, $.01 par value, outstanding.

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE BON-TON STORES, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	July 30,	August 1,	January 30,
(In thousands, except share and per share data)	2016	2015	2016

Assets
Current assets:
Cash and cash equivalents	$7,047	$20,935	$6,879
Merchandise inventories	693,810	738,089	711,699
Prepaid expenses and other current assets	74,897	79,926	97,254
Total current assets	775,754	838,950	815,832
Property, fixtures and equipment at cost, net of accumulated depreciation and amortization of $998,415, $929,783 and $951,786 at July 30, 2016, August 1, 2015 and January 30, 2016, respectively	613,763	641,748	635,334
Intangible assets, net of accumulated amortization of $65,090, $66,198 and $62,204 at July 30, 2016, August 1, 2015 and January 30, 2016, respectively	79,176	86,964	82,062
Other long-term assets	16,053	15,649	17,398
Total assets	$1,484,746	$1,583,311	$1,550,626

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$214,957	$241,272	$162,831
Accrued payroll and benefits	25,999	24,436	28,527
Accrued expenses	143,738	138,597	147,378
Current maturities of long-term debt	57,183	103,810	—
Current maturities of obligations under capital leases	5,666	5,133	5,394
Total current liabilities	447,543	513,248	344,130

Long-term debt, less current maturities	762,326	732,298	855,977
Obligations under capital leases, less current maturities	123,796	129,461	126,692
Other long-term liabilities	189,589	192,775	188,911
Total liabilities	1,523,254	1,567,782	1,515,710

Contingencies (Note 9)

Shareholders’ (deficit) equity
Preferred Stock — authorized 5,000,000 shares at $0.01 par value; no shares issued	—	—	—
Common Stock — authorized 40,000,000 shares at $0.01 par value; issued shares of 18,944,025, 18,351,727 and 18,532,577 at July 30, 2016, August 1, 2015 and January 30, 2016, respectively	189	184	185
Class A Common Stock — authorized 20,000,000 shares at $0.01 par value; issued and outstanding shares of 2,951,490 at July 30, 2016, August 1, 2015 and January 30, 2016	30	30	30
Treasury stock, at cost — 337,800 shares at July 30, 2016, August 1, 2015 and January 30, 2016	(1,387)	(1,387)	(1,387)
Additional paid-in capital	165,820	163,006	164,428
Accumulated other comprehensive loss	(74,388)	(78,517)	(76,122)
Accumulated deficit	(128,772)	(67,787)	(52,218)
Total shareholders’ (deficit) equity	(38,508)	15,529	34,916
Total liabilities and shareholders’ (deficit) equity	$1,484,746	$1,583,311	$1,550,626

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
(In thousands, except per share data)	July 30,	August 1,	July 30,	August 1,
(Unaudited)	2016	2015	2016	2015

Net sales	$542,360	$555,431	$1,133,367	$1,166,369
Other income	16,252	15,568	33,668	31,872
	558,612	570,999	1,167,035	1,198,241

Costs and expenses:
Costs of merchandise sold	344,273	350,828	735,186	755,293
Selling, general and administrative	211,872	215,186	428,057	433,872
Gain on insurance recovery	—	(748)	—	(748)
Depreciation and amortization	24,999	24,193	48,193	46,226
Amortization of lease-related interests	1,008	1,061	2,015	2,162
Impairment charges	178	222	178	222
Loss from operations	(23,718)	(19,743)	(46,594)	(38,786)
Interest expense, net	15,162	15,196	30,248	30,386
Loss on extinguishment of debt	—	4,862	—	4,862

Loss before income taxes	(38,880)	(39,801)	(76,842)	(74,034)
Income tax benefit	(144)	(238)	(288)	(397)

Net loss	$(38,736)	$(39,563)	$(76,554)	$(73,637)

Per share amounts —
Basic:
Net loss	$(1.95)	$(2.01)	$(3.86)	$(3.75)

Diluted:
Net loss	$(1.95)	$(2.01)	$(3.86)	$(3.75)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
(In thousands)	July 30,	August 1,	July 30,	August 1,
(Unaudited)	2016	2015	2016	2015

Net loss	$(38,736)	$(39,563)	$(76,554)	$(73,637)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	867	906	1,734	1,888
Comprehensive loss	$(37,869)	$(38,657)	$(74,820)	$(71,749)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	TWENTY-SIX
	WEEKS ENDED
(In thousands)	July 30,	August 1,
(Unaudited)	2016	2015
Cash flows from operating activities:
Net loss	$(76,554)	$(73,637)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	48,193	46,226
Amortization of lease-related interests	2,015	2,162
Impairment charges	178	222
Share-based compensation expense	1,516	1,598
Loss (gain) on sale of property, fixtures and equipment	22	(1,490)
Reclassifications of accumulated other comprehensive loss	2,927	3,183
Loss on extinguishment of debt	—	4,862
Amortization of deferred financing costs	1,704	1,488
Deferred income tax benefit	(288)	(397)
Changes in operating assets and liabilities:
Decrease (increase) in merchandise inventories	17,888	(3,132)
Decrease in prepaid expenses and other current assets	22,358	12,120
Decrease in other long-term assets	632	895
Increase in accounts payable	49,514	45,570
Decrease in accrued payroll and benefits and accrued expenses	(6,495)	(18,242)
Decrease in other long-term liabilities	(41)	(10,464)
Net cash provided by operating activities	63,569	10,964

Cash flows from investing activities:
Capital expenditures	(25,749)	(47,350)
Proceeds from insurance claim	—	1,510
Proceeds from sale of property, fixtures and equipment	7	84,066
Net cash (used in) provided by investing activities	(25,742)	38,226

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(303,258)	(392,183)
Proceeds from issuance of long-term debt	263,669	370,390
Cash dividends paid	—	(2,004)
Restricted shares forfeited in lieu of payroll taxes	(120)	(399)
Proceeds from stock options exercised	—	454
Deferred financing costs paid	(495)	—
Increase (decrease) in book overdraft balances	2,545	(13,266)
Net cash used in financing activities	(37,659)	(37,008)

Net increase in cash and cash equivalents	168	12,182

Cash and cash equivalents at beginning of period	6,879	8,753

Cash and cash equivalents at end of period	$7,047	$20,935

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

					Accumulated	(Accumulated
		Class A		Additional	Other	Deficit)
(In thousands, except per share data)	Common	Common	Treasury	Paid-in	Comprehensive	Retained
(Unaudited)	Stock	Stock	Stock	Capital	Loss	Earnings	Total

BALANCE AT JANUARY 31, 2015	$178	$30	$(1,387)	$161,359	$(80,405)	$7,873	$87,648

Net loss	—	—	—	—	—	(73,637)	(73,637)
Other comprehensive income	—	—	—	—	1,888	—	1,888
Dividends to shareholders, $0.10 per share	—	—	—	—	—	(2,023)	(2,023)
Restricted shares forfeited in lieu of payroll taxes	(1)	—	—	(398)	—	—	(399)
Proceeds from stock options exercised	1	—	—	453	—	—	454
Share-based compensation expense	6	—	—	1,592	—	—	1,598
BALANCE AT AUGUST 1, 2015	$184	$30	$(1,387)	$163,006	$(78,517)	$(67,787)	$15,529

BALANCE AT JANUARY 30, 2016	$185	$30	$(1,387)	$164,428	$(76,122)	$(52,218)	$34,916

Net loss	—	—	—	—	—	(76,554)	(76,554)
Other comprehensive income	—	—	—	—	1,734	—	1,734
Restricted shares forfeited in lieu of payroll taxes	(1)	—	—	(119)	—	—	(120)
Share-based compensation expense	5	—	—	1,511	—	—	1,516
BALANCE AT JULY 30, 2016	$189	$30	$(1,387)	$165,820	$(74,388)	$(128,772)	$(38,508)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.                                      BASIS OF PRESENTATION

The Bon-Ton Stores, Inc., a Pennsylvania corporation, was incorporated on January 31, 1996 as the successor of a company incorporated on January 31, 1929.  As of July 30, 2016, The Bon-Ton Stores, Inc. operated, through its subsidiaries, 267 stores, including nine furniture galleries and four clearance centers, in 26 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson’s, Elder-Beerman, Herberger’s and Younkers nameplates.

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

For purposes of the following discussion, references to the “second quarter of 2016” and the “second quarter of 2015” are to the 13 weeks ended July 30, 2016 and August 1, 2015, respectively.  References to “fiscal 2016” are to the 52 weeks ending January 28, 2017; references to “fiscal 2015” are to the 52 weeks ended January 30, 2016.

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

Reclassifications

Certain prior year balances presented in the consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation.  These reclassifications did not impact the Company’s net loss for the second quarter in each of 2016 and 2015.  As a result of adopting Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”) as of January 30, 2016, the Company reclassified the August 1, 2015 consolidated balance sheet resulting in a reduction of $13,239 in long-term deferred income tax assets, a reduction in current deferred income tax liabilities of $22,834 and an increase in other long-term liabilities of $9,595.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Recently Adopted Accounting Standards

Effective January 31, 2016, the Company adopted ASU No. 2015-03, Interest-Imputation of Interest (“ASU 2015-03”) and ASU No. 2015-15 (an amendment to ASU 2015-03) and retrospectively applied their provisions.  The new standards require that debt issuance costs related to a recognized debt liability, other than those relating to line-of-credit arrangements, be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. As a result of adopting this guidance, as of August 1, 2015 and January 30, 2016, the Company reclassified $7,202 and $6,580, respectively, of the unamortized debt issuance costs for all debt instruments except the senior secured credit facility from other long-term assets to long-term debt and current maturities of long-term debt on the consolidated balance sheets.

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

Recently Issued Accounting Standards

In August 2016, the Financial Accounting Standards Board issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments.  The new standard provides guidance on eight targeted areas and how they are presented and classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017.  The Company is currently reviewing the guidance and assessing the potential impact on its consolidated financial statements.

2.                                      PER-SHARE AMOUNTS

The following table presents a reconciliation of net loss and weighted average shares outstanding used in basic and diluted earnings (loss) per share (“EPS”) calculations for each period presented:

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015

Basic Loss Per Common Share
Net loss	$(38,736)	$(39,563)	$(76,554)	$(73,637)
Less: Income allocated to participating securities	—	—	—	—
Net loss available to common shareholders	$(38,736)	$(39,563)	$(76,554)	$(73,637)

Weighted average common shares outstanding	19,909,198	19,718,423	19,834,823	19,640,016

Basic loss per common share	$(1.95)	$(2.01)	$(3.86)	$(3.75)

Diluted Loss Per Common Share
Net loss	$(38,736)	$(39,563)	$(76,554)	$(73,637)
Less: Income allocated to participating securities	—	—	—	—
Net loss available to common shareholders	$(38,736)	$(39,563)	(76,554)	(73,637)

Weighted average common shares outstanding	19,909,198	19,718,423	19,834,823	19,640,016
Common shares issuable - stock options	—	—	—	—
Weighted average common shares outstanding assuming dilution	19,909,198	19,718,423	19,834,823	19,640,016

Diluted loss per common share	$(1.95)	$(2.01)	$(3.86)	$(3.75)

Due to the Company’s net loss position, weighted average unvested restricted shares (participating securities) of 1,382,412 and 890,065 for the second quarter in each of 2016 and 2015, respectively, and 1,301,295 and 799,513 for the 26 weeks ended July 30, 2016 and August 1, 2015, respectively, were not considered in the calculation of net loss available to common shareholders used for both basic and diluted EPS.

In addition, weighted average stock option shares (non-participating securities) totaling 17,555 for the second quarter of 2015 and 63,876 for the 26 weeks ended August 1, 2015, were excluded from the computation of diluted weighted average common shares outstanding, as their effect would have been antidilutive.  Certain of these stock option shares were excluded solely due to the Company’s net loss position.  Had the Company reported net income for the 26 weeks ended August 1, 2015, these shares would have increased diluted weighted average common shares outstanding by 8,395.  There were no stock options outstanding during the 26 weeks ended July 30, 2016.

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

The carrying value and estimated fair value of the Company’s long-term debt, including current maturities but excluding capital leases and unamortized debt issuance costs, as of July 30, 2016 are as follows:

			Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Second lien senior secured notes	$407,292	$207,250	$207,250	$—	$—
Senior secured credit facility	418,301	418,301	—	—	418,301
Total	$825,593	$625,551	$207,250	$—	$418,301

The carrying value and estimated fair value of the Company’s long-term debt, including current maturities but excluding capital leases and unamortized debt issuance costs, as of August 1, 2015 are as follows:

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

4.                                      SUPPLEMENTAL BALANCE SHEET INFORMATION

Prepaid expenses and other current assets were comprised of the following:

	July 30,	August 1,	January 30,
	2016	2015	2016
Other receivables	$36,475	$36,705	$60,514
Prepaid expenses	38,422	43,221	36,740
Total	$74,897	$79,926	$97,254

5.                                      SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental cash flow information is provided for the periods reported:

	TWENTY-SIX
	WEEKS ENDED
	July 30,	August 1,
	2016	2015

Cash paid for:
Interest, net of amounts capitalized	$28,363	$29,027
Income taxes, net of refunds received	(2)	(47)

Non-cash investing and financing activities:
Property, fixtures and equipment included in accrued expenses	$5,838	$2,391
Assets acquired under capital lease	—	88,229
Declared dividends to shareholders included in accrued expenses	—	1,010

6.                                    EXIT OR DISPOSAL ACTIVITIES

The following table summarizes exit or disposal activities during the 26 weeks ended July 30, 2016 related to store closings in fiscal 2015 and 2016, the consolidation of eCommerce fulfillment activities in connection with the Company’s new eCommerce fulfillment center and the Company’s expense efficiency initiative:

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

	Termination Benefits	Other Costs	Total
Accrued balance as of January 30, 2016	$3,696	$—	$3,696
Provisions
Thirteen weeks ended April 30, 2016	421	41	462
Thirteen weeks ended July 30, 2016	1,873	—	1,873
Payments
Thirteen weeks ended April 30, 2016	(1,906)	(41)	(1,947)
Thirteen weeks ended July 30, 2016	(1,349)	—	(1,349)
Accrued balance as of July 30, 2016	$2,735	$—	$2,735

The above provisions were included within selling, general and administrative expense.

7.                                      EMPLOYEE DEFINED AND POSTRETIREMENT BENEFIT PLANS

The Company provides benefits to certain current and former associates who are eligible under a qualified defined benefit pension plan and various non-qualified supplemental pension plans (collectively, the “Pension Plans”).  Net periodic benefit expense for the Pension Plans includes the following (income) and expense components:

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
Interest cost	$1,784	$1,700	$3,569	$3,401
Expected return on plan assets	(2,100)	(2,409)	(4,200)	(4,819)
Recognition of net actuarial loss	1,572	1,698	3,143	3,396
Net periodic benefit expense	$1,256	$989	$2,512	$1,978

During the 26 weeks ended July 30, 2016, contributions of $325 were made to the Pension Plans.  The Company anticipates contributing an additional $377 to fund the Pension Plans in fiscal 2016 for an annual total of $702.

The Company also provides medical and life insurance benefits to certain former associates under a postretirement benefit plan (“Postretirement Benefit Plan”).  Net periodic benefit income for the Postretirement Benefit Plan includes the following (income) and expense components:

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
Interest cost	$16	$16	$31	$32
Recognition of net actuarial gain	(109)	(106)	(216)	(213)
Net periodic benefit income	$(93)	$(90)	$(185)	$(181)

                                                During the 26 weeks ended July 30, 2016, the Company contributed $100 to fund the Postretirement Benefit Plan, and anticipates contributing an additional $227 to fund the Postretirement Benefit Plan in fiscal 2016, for an annual total of $327.

8.                                      INCOME TAXES

The provisions codified within ASC Topic 740, Income Taxes (“ASC 740”), require companies to assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence using a “more likely than not” standard.  In accordance with ASC 740, the Company maintained a full valuation allowance throughout fiscal 2015 and the 26 weeks ended July 30, 2016 on all of the Company’s net deferred tax assets.  The Company’s deferred tax asset valuation allowance totaled $218,177, $192,858 and $186,582 as of July 30, 2016, August 1, 2015 and January 30, 2016, respectively.

The Company recorded net income tax benefits of $144 and $288 for the 13 and 26 weeks ended July 30, 2016, respectively, which includes $596 and $1,193 non-cash income tax benefits from continuing operations during the 13 and 26 weeks ended July 30, 2016, respectively.  The Company recorded net income tax benefits of $238 and $397 for the 13 and 26 weeks ended August 1, 2015, respectively, which includes $686 and $1,295 non-cash income tax benefits from continuing operations during the 13 and 26 weeks ended August 1, 2015, respectively.  Pursuant to ASC 740, the Company is required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations. As a result, the Company recorded tax benefits on the losses from continuing operations for the 13 and 26 weeks ended July 30, 2016 and August 1, 2015, respectively, which are exactly offset by income tax expense on other comprehensive income. The net income tax benefits includes $452 and $905 recorded in the 13 and 26 weeks ended July 30, 2016, respectively, and $448 and $898 recorded in the 13 and 26 weeks ended August 1, 2015, respectively, for recognition of deferred tax liabilities associated with indefinite-lived assets.

9.                                      CONTINGENCIES

In the second quarter of 2015, the Company recognized a gain on insurance recovery of $748 related to a fire at one of the Company’s stores, which is shown separately in the accompanying consolidated statements of operations.

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

The changes recognized within other comprehensive income reflect income tax expense of $596 and $686 for the 13 weeks ended in each of July 30, 2016 and August 1, 2015, respectively, and $1,193 and $1,295 for the 26 weeks ended in each of July 30, 2016 and August 1, 2015, respectively (see Note 8).

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

The condensed consolidating financial information for the Parent, the Issuer and the guarantor subsidiaries as of July 30, 2016, August 1, 2015 and January 30, 2016 and for the second quarter in each of 2016 and 2015 and the 26 weeks ended July 30, 2016 and August 1, 2015 as presented below has been prepared from the books and records maintained by the Parent, the Issuer and the guarantor subsidiaries. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the guarantor subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from affiliates will exist at any time.

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Balance Sheet

July 30, 2016

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$3,020	$4,026	$—	$7,047
Merchandise inventories	—	461,278	232,532	—	693,810
Prepaid expenses and other current assets	—	70,812	4,265	(180)	74,897
Total current assets	1	535,110	240,823	(180)	775,754
Property, fixtures and equipment at cost, net	—	300,997	312,766	—	613,763
Intangible assets, net	—	19,640	59,536	—	79,176
Investment in and advances to affiliates	(38,509)	417,681	400,054	(779,226)	—
Other long-term assets	—	18,250	1,024	(3,221)	16,053
Total assets	$(38,508)	$1,291,678	$1,014,203	$(782,627)	$1,484,746

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$—	$214,957	$—	$—	$214,957
Accrued payroll and benefits	—	20,687	5,312	—	25,999
Accrued expenses	—	71,344	72,574	(180)	143,738
Current maturities of long-term debt and obligations under capital leases	—	58,684	4,165	—	62,849
Total current liabilities	—	365,672	82,051	(180)	447,543

Long-term debt and obligations under capital leases, less current maturities	—	834,954	51,168	—	886,122
Other long-term liabilities	—	134,951	57,859	(3,221)	189,589
Total liabilities	—	1,335,577	191,078	(3,401)	1,523,254

Shareholders’ (deficit) equity	(38,508)	(43,899)	823,125	(779,226)	(38,508)

Total liabilities and shareholders’ (deficit) equity	$(38,508)	$1,291,678	$1,014,203	$(782,627)	$1,484,746

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Balance Sheet

August 1, 2015

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$3,043	$17,891	$—	$20,935
Merchandise inventories	—	505,907	232,182	—	738,089
Prepaid expenses and other current assets	—	72,712	7,730	(516)	79,926
Total current assets	1	581,662	257,803	(516)	838,950
Property, fixtures and equipment at cost, net	—	324,926	331,379	(14,557)	641,748
Intangible assets, net	—	23,147	63,817	—	86,964
Investment in and advances to affiliates	15,528	349,768	427,172	(792,468)	—
Other long-term assets	—	18,256	824	(3,431)	15,649
Total assets	$15,529	$1,297,759	$1,080,995	$(810,972)	$1,583,311

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$241,272	$—	$—	$241,272
Accrued payroll and benefits	—	19,192	5,244	—	24,436
Accrued expenses	—	70,471	68,642	(516)	138,597
Current maturities of long-term debt and obligations under capital leases	—	1,293	107,650	—	108,943
Total current liabilities	—	332,228	181,536	(516)	513,248

Long-term debt and obligations under capital leases, less current maturities	—	806,426	55,333	—	861,759
Other long-term liabilities	—	146,152	50,054	(3,431)	192,775
Total liabilities	—	1,284,806	286,923	(3,947)	1,567,782

Shareholders’ equity	15,529	12,953	794,072	(807,025)	15,529

Total liabilities and shareholders’ equity	$15,529	$1,297,759	$1,080,995	$(810,972)	$1,583,311

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

Thirteen Weeks Ended July 30, 2016

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$324,079	$218,281	$—	$542,360
Other income	—	9,814	6,438	—	16,252
	—	333,893	224,719	—	558,612

Costs and expenses:
Costs of merchandise sold	—	205,933	138,340	—	344,273
Selling, general and administrative	—	129,087	87,810	(5,025)	211,872
Depreciation and amortization	—	14,297	10,702	—	24,999
Amortization of lease-related interests	—	468	540	—	1,008
Impairment charges	—	178	—	—	178
Loss from operations	—	(16,070)	(12,673)	5,025	(23,718)

Other income (expense):
Intercompany income	—	427	12,606	(13,033)	—
Equity in losses of subsidiaries	(38,880)	(1,078)	—	39,958	—
Interest expense, net	—	(22,159)	(1,011)	8,008	(15,162)

Loss before income taxes	(38,880)	(38,880)	(1,078)	39,958	(38,880)
Income tax (benefit) provision	(144)	(144)	234	(90)	(144)

Net loss	$(38,736)	$(38,736)	$(1,312)	$40,048	$(38,736)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive Loss

Thirteen Weeks Ended July 30, 2016

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Net loss	$(38,736)	$(38,736)	$(1,312)	$40,048	$(38,736)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	867	867	—	(867)	867
Comprehensive loss	$(37,869)	$(37,869)	$(1,312)	$39,181	$(37,869)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

Thirteen Weeks Ended August 1, 2015

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$327,803	$227,628	$—	$555,431
Other income	—	9,150	6,418	—	15,568
	—	336,953	234,046	—	570,999

Costs and expenses:
Costs of merchandise sold	—	206,924	143,904	—	350,828
Selling, general and administrative	—	132,276	74,672	8,238	215,186
Gain on insurance recovery	—	—	(748)	—	(748)
Depreciation and amortization	—	12,975	11,272	(54)	24,193
Amortization of lease-related interests	—	494	567	—	1,061
Impairment charges	—	222	—	—	222
(Loss) income from operations	—	(15,938)	4,379	(8,184)	(19,743)

Other income (expense):
Intercompany income	—	446	11,265	(11,711)	—
Equity in losses of subsidiaries	(39,801)	(7,450)	—	47,251	—
Interest expense, net	—	(16,859)	(3,675)	5,338	(15,196)
Loss on extinguishment of debt	—	—	(4,862)	—	(4,862)

(Loss) income before income taxes	(39,801)	(39,801)	7,107	32,694	(39,801)
Income tax (benefit) provision	(238)	(238)	232	6	(238)

Net (loss) income	$(39,563)	$(39,563)	$6,875	$32,688	$(39,563)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive (Loss) Income

Thirteen Weeks Ended August 1, 2015

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(39,563)	$(39,563)	$6,875	$32,688	$(39,563)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	906	906	—	(906)	906
Comprehensive (loss) income	$(38,657)	$(38,657)	$6,875	$31,782	$(38,657)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

Twenty-Six Weeks Ended July 30, 2016

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$681,575	$451,792	$—	$1,133,367
Other income	—	20,568	13,100	—	33,668
	—	702,143	464,892	—	1,167,035

Costs and expenses:
Costs of merchandise sold	—	444,522	290,664	—	735,186
Selling, general and administrative	—	262,205	175,993	(10,141)	428,057
Depreciation and amortization	—	27,199	20,994		48,193
Amortization of lease-related interests	—	936	1,079	—	2,015
Impairment charges	—	178	—	—	178
Loss from operations	—	(32,897)	(23,838)	10,141	(46,594)

Other income (expense):
Intercompany income	—	901	24,615	(25,516)	—
Equity in losses of subsidiaries	(76,842)	(1,256)	—	78,098	—
Interest expense, net	—	(43,590)	(2,033)	15,375	(30,248)

Loss before income taxes	(76,842)	(76,842)	(1,256)	78,098	(76,842)
Income tax (benefit) provision	(288)	(288)	469	(181)	(288)

Net loss	$(76,554)	$(76,554)	$(1,725)	$78,279	$(76,554)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive Loss

Twenty-Six Weeks Ended July 30, 2016

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Net loss	$(76,554)	$(76,554)	$(1,725)	$78,279	$(76,554)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	1,734	1,734	—	(1,734)	1,734
Comprehensive loss	$(74,820)	$(74,820)	$(1,725)	$76,545	$(74,820)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

Twenty-Six Weeks Ended August 1, 2015

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$688,269	$478,100	$—	$1,166,369
Other income	—	18,620	13,252	—	31,872
	—	706,889	491,352	—	1,198,241

Costs and expenses:
Costs of merchandise sold	—	446,036	309,257	—	755,293
Selling, general and administrative	—	267,107	165,930	835	433,872
Gain on insurance recovery	—	—	(748)	—	(748)
Depreciation and amortization	—	24,183	22,097	(54)	46,226
Amortization of lease-related interests	—	989	1,173	—	2,162
Impairment charges	—	222	—	—	222
Loss from operations	—	(31,648)	(6,357)	(781)	(38,786)

Other income (expense):
Intercompany income	—	896	22,629	(23,525)	—
Equity in losses of subsidiaries	(74,034)	(11,007)	—	85,041	—
Interest expense, net	—	(32,275)	(7,860)	9,749	(30,386)
Loss on extinguishment of debt	—	—	(4,862)	—	(4,862)

(Loss) income before income taxes	(74,034)	(74,034)	3,550	70,484	(74,034)
Income tax (benefit) provision	(397)	(397)	468	(71)	(397)

Net (loss) income	$(73,637)	$(73,637)	$3,082	$70,555	$(73,637)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive (Loss) Income

Twenty-Six Weeks Ended August 1, 2015

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(73,637)	$(73,637)	$3,082	$70,555	$(73,637)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	1,888	1,888	—	(1,888)	1,888
Comprehensive (loss) income	$(71,749)	$(71,749)	$3,082	$68,667	$(71,749)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Cash Flows

Twenty-Six Weeks Ended July 30, 2016

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$120	$47,407	$16,042	$—	$63,569

Cash flows from investing activities:
Capital expenditures	—	(11,635)	(14,114)	—	(25,749)
Proceeds from sale of property, fixtures and equipment	—	7	—	—	7
Net cash used in investing activities	—	(11,628)	(14,114)	—	(25,742)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(301,300)	(1,958)	—	(303,258)
Proceeds from issuance of long-term debt	—	263,669	—	—	263,669
Deferred financing costs paid	—	(495)	—	—	(495)
Restricted shares forfeited in lieu of payroll taxes	(120)	—	—	—	(120)
Increase in book overdraft balances	—	2,545	—	—	2,545
Net cash used in financing activities	(120)	(35,581)	(1,958)	—	(37,659)

Net increase (decrease) in cash and cash equivalents	—	198	(30)	—	168

Cash and cash equivalents at beginning of period	1	2,822	4,056	—	6,879

Cash and cash equivalents at end of period	$1	$3,020	$4,026	$—	$7,047

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Cash Flows

Twenty-Six Weeks Ended August 1, 2015

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$2,403	$(24,619)	$38,801	$(5,621)	$10,964

Cash flows from investing activities:
Capital expenditures	—	(37,807)	(9,543)	—	(47,350)
Intercompany investing activity	(454)	(32,239)	—	32,693	—
Proceeds from insurance claim	—	—	1,510	—	1,510
Proceeds from sale of property, fixtures and equipment	—	16,344	67,722	—	84,066
Net cash (used in) provided by investing activities	(454)	(53,702)	59,689	32,693	38,226

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(277,965)	(114,218)	—	(392,183)
Proceeds from issuance of long-term debt	—	370,390	—	—	370,390
Intercompany financing activity	—	(2,004)	29,076	(27,072)	—
Cash dividends paid	(2,004)	—	—	—	(2,004)
Restricted shares forfeited in lieu of payroll taxes	(399)	—	—	—	(399)
Proceeds from stock options exercised	454	—	—	—	454
Decrease in book overdraft balances	—	(13,266)	—	—	(13,266)
Net cash (used in) provided by financing activities	(1,949)	77,155	(85,142)	(27,072)	(37,008)

Net (decrease) increase in cash and cash equivalents	—	(1,166)	13,348	—	12,182

Cash and cash equivalents at beginning of period	1	4,209	4,543	—	8,753

Cash and cash equivalents at end of period	$1	$3,043	$17,891	$—	$20,935

12.     SUBSEQUENT EVENT

On August 15, 2016, The Bon-Ton Department Stores, Inc. and certain subsidiaries as borrowers and certain other subsidiaries as obligors entered into a Fourth Amendment (the “Fourth Amendment”) to the Second Amended Revolving Credit Facility which, among other changes, increased the A-1 Tranche of the Second Amended Revolving Credit Facility to a commitment of $150,000 (from the previous commitment of $100,000). This amendment brings total revolving commitments under the Second Amended Revolving Credit Facility to $880,000 ($730,000 under Tranche A and $150,000 under Tranche A-1).

Borrowings under the Second Amended Revolving Credit Facility bear interest at either (1) Adjusted LIBOR (equal to the London Interbank Offered Rate for an interest period selected by the borrowers) plus an applicable margin or (2) a base rate (based on the highest of (a) the Federal Funds Rate plus 0.5%, (b) the Bank of America prime rate, and (c) Adjusted LIBOR based on an interest period of one month plus 1.0%) plus the applicable margin. The applicable margins in respect of the Tranche A-1 facility under the Fourth Amendment will be 9.5% for LIBOR loans and 8.5% for base rate loans. The applicable margins in respect of the Tranche A facility continue to be based upon the excess availability under the Second Amended Revolving Credit Facility.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The financial covenant contained in the Second Amended Revolving Credit Facility requires that the minimum excess availability be an amount greater than or equal to the greater of (1) 10% of the lesser of: (a) the aggregate commitments at such time and (b) the aggregate borrowing base at such time and (2) $75,000. In addition, the Fourth Amendment requires that if, at any time on or after January 29, 2017 and for so long as excess availability under the loan agreement is less than 20% of the lesser of (a) the aggregate commitments at such time and (b) the aggregate borrowing base at such time, the fixed charge coverage ratio shall be at least 1.00 to 1.00.

The proceeds of the loans under the Tranche A-1 facility were used to repay existing Tranche A-1 loans and a portion of Tranche A loans and to pay fees and expenses incurred in connection with the Fourth Amendment.

ITEM 2.                                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of the following discussion, references to the “second quarter of 2016” and the “second quarter of 2015” are to the 13 weeks ended July 30, 2016 and August 1, 2015, respectively.  References to “2016” and “2015” are to the 26 weeks ended July 30, 2016 and August 1, 2015, respectively.  References to “fiscal 2016” are to the 52-week period ending January 28, 2017; references to “fiscal 2015” are to the 52-week period ended January 30, 2016.  References to the “Company,” “we,” “us,” and “our” refer to The Bon-Ton Stores, Inc. and its subsidiaries.

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

Performance Summary and Fiscal 2016 Guidance

During the second quarter of 2016, we made progress on a number of our strategic initiatives:

•                  Delivered sales gains in certain key growth categories and brands, and drove accelerated double digit growth in our omnichannel business, with a triple digit increase on our mobile site as compared to the prior year period;

•                  Maintained careful inventory controls, as we reduced inventory by 6% as compared to the second quarter of 2015, with fewer markdowns;

•                  Realized continued growth in the penetration of proprietary credit card sales to total sales which, at 57.1% in the second quarter of 2016, exceeded that of the comparable prior period by 390 basis points; and

•                  Continued to make progress on our cost savings initiatives.

Comparable store sales decreased 2.0% in the second quarter of 2016, reflecting soft mall traffic.  However, our omnichannel business, which reflects sales via our website, mobile site, and our Buy Online Pick Up In-Store and Let Us Find It initiatives, grew significantly, and we expect that it will continue to deliver strong performance. We also believe that the fall assortment will be our best to date. While we are cognizant that the operating environment remains difficult, we believe that we are well positioned for the second half of the fiscal year with a strong merchandising assortment, a compelling marketing program focused on new customer acquisition and continued discipline in inventory management and cost controls.

On August 15, 2016, we completed a closing of a new $150 million revolving commitment that replaces the existing $100 million A-1 Tranche of our Second Amended and Restated Loan and Security Agreement (the “Second Amended Revolving Credit Facility”) and increases the total commitments under the facility to $880 million (see “Liquidity and Capital Resources,” for further discussion).

On August 18, 2016, we reaffirmed our Fiscal 2016 guidance for the year.  We continue to expect loss per diluted share in the range of $0.95 to $1.45.

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Other income	3.0	2.8	3.0	2.7
	103.0	102.8	103.0	102.7
Costs and expenses:
Costs of merchandise sold	63.5	63.2	64.9	64.8
Selling, general and administrative	39.1	38.7	37.8	37.2
Gain on insurance recovery	—	(0.1)	—	(0.1)
Depreciation and amortization	4.6	4.4	4.3	4.0
Amortization of lease-related interests	0.2	0.2	0.2	0.2
Impairment charges	—	—	—	—
Loss from operations	(4.4)	(3.6)	(4.1)	(3.3)
Interest expense, net	2.8	2.7	2.7	2.6
Loss on extinguishment of debt	—	0.9	—	0.4
Loss before income taxes	(7.2)	(7.2)	(6.8)	(6.3)
Income tax benefit	—	—	—	—
Net loss	(7.1)%	(7.1)%	(6.8)%	(6.3)%

Second Quarter of 2016 Compared with Second Quarter of 2015

Net sales:  Net sales in the second quarter of 2016 were $542.4 million, compared with $555.4 million in the second quarter of 2015, reflecting a decrease of 2.4%.  Comparable store sales decreased 2.0% in the period due to continued soft mall traffic trends.

The best performing merchandise categories in the second quarter of 2016 were Active Sportswear (included in Women’s Apparel), Furniture (included in Home) and Men’s Sportswear (included in Men’s Apparel).  Active Sportswear benefited from sales increases in key items and brands. Sales in Furniture increased through the expansion of merchandise to additional doors and sales increases in mattresses. Men’s Sportswear primarily benefited from increased inventory investment in key items and growth in our activewear business.

Merchandise categories that were challenged in the period included Better Sportswear and Dresses (both included in Women’s Apparel) and Children’s. Better Sportswear was adversely impacted during the second quarter; we have exited poor performing brands and are directing inventory investment to brands that are performing better. Dresses were adversely impacted by unfavorable sales in certain product assortments, including moderate traditional dresses; we are continuing our efforts to align investment with sales trends. Sales in Children’s, particularly denim and sleepwear, have been challenged during the second quarter. We are adjusting our inventory as appropriate, seeking to capitalize on stronger products.

Other income:  Other income, which includes income from revenues received under our credit card program agreement, miscellaneous revenue departments and gift and merchandise return card breakage, was

$16.3 million in the second quarter of 2016 as compared with $15.6 million in the second quarter of 2015.  The increase primarily reflects increased revenues from our proprietary credit card operations.

Costs and expenses: Gross margin in the second quarter of 2016 decreased $6.5 million to $198.1 million as compared with $204.6 million in the comparable prior year period, primarily due to the decreased sales volume in the current period.   Gross margin as a percentage of net sales decreased 31 basis points to 36.5% in the second quarter of 2016 from 36.8% in the comparable prior year period, primarily due to an unfavorable cumulative markup percentage, partially offset by reduced markdowns.

SG&A expense in the second quarter of 2016 decreased $3.3 million to $211.9 million as compared with $215.2 million in the second quarter of 2015. This reduction was largely due to a benefit from expense control measures, specifically in store expenses, partially offset by higher medical claims as well as severance costs and consulting expenses associated with our cost reduction initiative. The current period expense rate, 39.1% of net sales, increased 32 basis points from that of the prior year period as a result of the decreased sales volume in the period.

Gain on insurance recovery of $0.7 million was due to an insurance settlement in the second quarter of 2015, a residual of claims associated with one store that experienced fire damage in the fourth quarter of fiscal 2014.

Depreciation and amortization expense and amortization of lease-related interests increased $0.8 million to $26.0 million in the second quarter of 2016 from $25.3 million in the second quarter of 2015.

Interest expense, net:  Net interest expense was $15.2 million for the second quarter in each of 2016 and 2015.

Income tax benefit:  The effective income tax rate in the second quarter in each of 2016 and 2015 largely reflects our valuation allowance position against all net deferred tax assets.  The $0.1 million income tax benefit in the second quarter of 2016 includes a $0.6 million benefit from the loss on continuing operations which was partially offset by the recognition of deferred tax liabilities associated with indefinite-lived assets.  The $0.2 million income tax benefit in the second quarter of 2015 includes a $0.7 million benefit from the loss on continuing operations which was partially offset by the recognition of deferred tax liabilities associated with indefinite-lived assets.

2016 Compared with 2015

Net sales:  Net sales in 2016 were $1,133.4 million, compared with $1,166.4 million in 2015, reflecting a decrease of 2.8%.  Comparable store sales decreased 2.4% in the period due to continued soft mall traffic trends.

The best performing merchandise categories in 2016 were Men’s Sportswear (included in Men’s Apparel), Active Sportswear (included in Women’s Apparel) and Hard Home (included in Home).  Men’s Sportswear benefited from increased inventory investment in key items and growth in our activewear business. Active Sportswear benefited from sales increases in key items and brands.  Hard home achieved success from improved performance in luggage and seasonal decor.

Merchandise categories that were challenged in the period included Better Sportswear and Dresses (both included in Women’s Apparel) and Children’s. Better Sportswear was adversely impacted during 2016; we have exited poor performing brands and are directing inventory investment to brands that are performing better.  Dresses were adversely impacted by unfavorable sales in certain product assortments, including moderate traditional dresses; we are continuing our efforts to align investment with sales trends.  Sales in Children’s, particularly denim and sleepwear, have been challenged during 2016. We are adjusting our inventory as appropriate, seeking to capitalize on stronger products.

Other income:  Other income, which includes income from revenues received under our credit card program agreement, miscellaneous revenue departments and gift and merchandise return card breakage, was $33.7 million in 2016 as compared with $31.9 million in 2015.  The increase primarily reflects increased revenues from our proprietary credit card operations.

Costs and expenses: Gross margin in 2016 decreased $12.9 million to $398.2 million as compared with $411.1 million in 2015.   Gross margin as a percentage of net sales decreased 11 basis points to 35.1% in 2016 from 35.2% in 2015, due primarily to an unfavorable cumulative markup percentage, partially offset by reduced markdowns.

SG&A expense in 2016 decreased $5.8 million to $428.1 million as compared with $433.9 million in 2015. This reduction was largely driven by expense control measures, specifically in store expenses, partially offset by higher medical claims as well as severance costs and consulting expenses associated with our cost reduction initiative. The current period expense rate, 37.8% of net sales, increased 57 basis points from that of the prior year.

Gain on insurance recovery of $0.7 million was due to an insurance settlement in the second quarter of 2015, a residual of claims associated with one store that experienced fire damage in the fourth quarter of fiscal 2014.

Depreciation and amortization expense and amortization of lease-related interests increased $1.8 million to $50.2 million in 2016 from $48.4 million in 2015.

Interest expense, net:  Net interest expense was $30.2 million in 2016 as compared with $30.4 million in 2015.  The decrease primarily reflects a reduced weighted average interest rate, partially offset by higher debt levels.

Loss on extinguishment of debt:  In 2015, we recorded charges totaling $4.9 million due to the early termination of one of our mortgage facilities. As a result of the prepayment, we paid an early termination fee of $4.7 million. Additionally, unamortized deferred financing fees were accelerated on the date of termination.

Income tax benefit:  The effective income tax rate in each of 2016 and 2015 largely reflects our valuation allowance position against all net deferred tax assets.  The $0.3 million income tax benefit in 2016 includes a $1.2 million benefit from the loss on continuing operations which was partially offset by the recognition of deferred tax liabilities associated with indefinite-lived assets.  The $0.4 million income tax benefit in 2015 includes a $1.3 million benefit from the loss on continuing operations which was partially offset by the recognition of deferred tax liabilities associated with indefinite-lived assets.

Seasonality

Our business, like that of most retailers, is subject to seasonal fluctuations, with the major portion of sales and income realized during the second half of each fiscal year, which includes the holiday season.  Due to the fixed nature of certain costs, SG&A expense is typically higher as a percentage of net sales during the first half of each fiscal year.  We typically finance working capital increases in the second half of each fiscal year through additional borrowings under our $880.0 million Second Amended Revolving Credit Facility that expires on December 12, 2018 (see “Liquidity and Capital Resources,” below, for further discussion).

Because of the seasonality of our business, results for any quarter are not necessarily indicative of results that may be achieved for a full fiscal year.

Liquidity and Capital Resources

At July 30, 2016, we had $7.0 million in cash and cash equivalents and $224.8 million available under our Second Amended Revolving Credit Facility (before taking into account the minimum borrowing availability covenant under such facility).  Excess availability was $265.2 million as of the comparable prior year period.  The unfavorable excess availability comparison primarily reflects the repayment of our mortgage facility in January 2016, partially offset by improved cash flows from operating activities.

On August 15, 2016, The Bon-Ton Department Stores, Inc. and certain subsidiaries as borrowers and certain other subsidiaries as obligors entered into a Fourth Amendment (the “Fourth Amendment”) to the Second Amended Revolving Credit Facility which, among other changes, increased the A-1 Tranche of the

Second Amended Revolving Credit Facility to a commitment of $150.0 million (from the previous commitment of $100.0 million). This amendment brings total revolving commitments under the Second Amended Revolving Credit Facility to $880.0 million ($730.0 million under Tranche A and $150.0 million under Tranche A-1).

Borrowings under the Second Amended Revolving Credit Facility bear interest at either (1) Adjusted LIBOR (equal to the London Interbank Offered Rate for an interest period selected by the borrowers) plus an applicable margin or (2) a base rate (based on the highest of (a) the Federal Funds Rate plus 0.5%, (b) the Bank of America prime rate, and (c) Adjusted LIBOR based on an interest period of one month plus 1.0%) plus the applicable margin. The applicable margins in respect of the Tranche A-1 facility under the Fourth Amendment will be 9.5% for LIBOR loans and 8.5% for base rate loans. The applicable margins in respect of the Tranche A facility continue to be based upon the excess availability under the Second Amended Revolving Credit Facility.

The financial covenant contained in the Second Amended Revolving Credit Facility requires that the minimum excess availability be an amount greater than or equal to the greater of (1) 10% of the lesser of: (a) the aggregate commitments at such time and (b) the aggregate borrowing base at such time and (2), by virtue of the Fourth Amendment, $75.0 million. In addition, the Fourth Amendment requires that if, at any time on or after January 29, 2017 and for so long as excess availability under the loan agreement is less than 20% of the lesser of (a) the aggregate commitments at such time and (b) the aggregate borrowing base at such time, the fixed charge coverage ratio shall be at least 1.00 to 1.00.

The proceeds of the loans under the Tranche A-1 facility were used to repay existing Tranche A-1 loans and a portion of Tranche A loans and to pay fees and expenses incurred in connection with the Fourth Amendment.  We intend to refinance our existing 10 5/8% Second Lien Secured Notes due in July 2017 prior to their maturity.

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

Our primary sources of working capital are cash flows from operations and borrowings under our Second Amended Revolving Credit Facility, which provides for up to $880.0 million in borrowings (limited by amounts available pursuant to a borrowing base calculation).  Our business follows a seasonal pattern; working capital fluctuates with seasonal variations, reaching its highest level in October or November to fund the purchase of merchandise inventories prior to the holiday season.  The seasonality of our business historically provides greatest cash flow from operations during the holiday season, with fiscal fourth quarter net sales generating the strongest profits of our fiscal year.  As holiday sales significantly reduce inventory levels, this reduction, combined with net income, historically provides us with strong cash flow from operations at the end of our fiscal year.

Cash provided by (used in) our operating, investing and financing activities is summarized as follows:

	TWENTY-SIX
	WEEKS ENDED
	July 30,	August 1,
(Dollars in millions)	2016	2015

Operating activities	$63.6	$11.0
Investing activities	(25.7)	38.2
Financing activities	(37.7)	(37.0)

Net cash provided by operating activities was $63.6 million and $11.0 million in 2016 and 2015, respectively.  The increase in cash flow primarily reflects a $46.9 million favorable change in cash flow from working capital. The improvement in cash flow from working capital was largely due to favorable fluctuations of $21.0 million in cash flows from merchandise inventories, $11.7 million in cash flows from accrued payroll and benefits and accrued expenses and $10.2 million in cash flows from prepaid expenses and other current assets.

Net cash used in investing activities was $25.7 million in 2016 and net cash provided by investing activities was $38.2 million in 2015. In 2015, the inflow of cash includes $84.0 million of proceeds from the sale of assets associated with the sale-leaseback transaction.  Capital expenditures totaled $25.7 million and $47.4 million in 2016 and 2015, respectively, reflecting a planned decrease in capital expenditures. These expenditures do not reflect reductions for external contributions (primarily leasehold improvement and fixture allowances received from landlords or vendors) of $14.1 million and $4.5 million in 2016 and 2015, respectively.  We anticipate that our fiscal 2016 capital expenditures will not exceed $68.5 million (excluding external contributions of $28.5 million, reducing anticipated net capital investments to $40.0 million).

Net cash used in financing activities was $37.7 million and $37.0 million in 2016 and 2015, respectively.

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

Recently Adopted and Issued Accounting Standards

Recently adopted and issued accounting standards are discussed in Note 1 to the Consolidated Financial Statements.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Financial Instruments

On August 15, 2016, we completed a closing of a new $150.0 million revolving commitment that replaces the existing $100.0 million A-1 Tranche of our Second Amended Revolving Credit Facility, as discussed in “Liquidity and Capital Resources” within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting that occurred during the thirteen weeks ended July 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:                    OTHER INFORMATION

ITEM 6.   EXHIBITS

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

10.1	Fourth Amendment to Second Amended and Restated Loan and Security Agreement dated March 21, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 15, 2016)
31.1	Certification of Kathryn Bufano
31.2	Certification of Nancy A. Walsh
32.1*	Certification Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*                                         Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BON-TON STORES, INC.

DATE:	September 7, 2016	BY:	/s/ Kathryn Bufano
Kathryn Bufano
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	September 7, 2016	BY:	/s/ Nancy A. Walsh
Nancy A. Walsh
Executive Vice President—Chief Financial Officer
(Principal Financial Officer)

DATE:	September 7, 2016	BY:	/s/ Michael W. Webb
Michael W. Webb
Senior Vice President—Chief Accounting Officer
(Principal Accounting Officer)