Form 10-Q
period 2016-10-29
BON TON STORES INC
filed 2016-12-07
CIK 878079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended October 29, 2016	Commission File Number 0-19517

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

As of November 28, 2016, there were 18,638,368 shares of Common Stock, $.01 par value, and 2,951,490 shares of Class A Common Stock, $.01 par value, outstanding.

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE BON-TON STORES, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	October 29,	October 31,	January 30,
(In thousands, except share and per share data)	2016	2015	2016

Assets
Current assets:
Cash and cash equivalents	$6,975	$21,667	$6,879
Merchandise inventories	945,902	994,482	711,699
Prepaid expenses and other current assets	79,013	82,647	97,254
Total current assets	1,031,890	1,098,796	815,832
Property, fixtures and equipment at cost, net of accumulated depreciation and amortization of $1,016,532, $951,138 and $951,786 at October 29, 2016, October 31, 2015 and January 30, 2016, respectively	606,382	643,511	635,334
Intangible assets, net of accumulated amortization of $66,533, $62,412 and $62,204 at October 29, 2016, October 31, 2015 and January 30, 2016, respectively	77,733	85,417	82,062
Other long-term assets	18,421	16,128	17,398
Total assets	$1,734,426	$1,843,852	$1,550,626

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$331,747	$362,042	$162,831
Accrued payroll and benefits	21,693	21,353	28,527
Accrued expenses	156,850	154,831	147,378
Current maturities of long-term debt	57,208	102,931	—
Current maturities of capital lease and financing obligations	5,806	5,262	5,394
Total current liabilities	573,304	646,419	344,130

Long-term debt, less current maturities	913,654	895,810	855,977
Capital lease and financing obligations, less current maturities	135,534	128,089	126,692
Other long-term liabilities	180,576	191,329	188,911
Total liabilities	1,803,068	1,861,647	1,515,710

Contingencies (Note 11)

Shareholders’ (deficit) equity
Preferred Stock — authorized 5,000,000 shares at $0.01 par value; no shares issued	—	—	—
Common Stock — authorized 40,000,000 shares at $0.01 par value; issued shares of 18,976,168, 18,343,527 and 18,532,577 at October 29, 2016, October 31, 2015 and January 30, 2016, respectively	190	183	185
Class A Common Stock — authorized 20,000,000 shares at $0.01 par value; issued and outstanding shares of 2,951,490 at October 29, 2016, October 31, 2015 and January 30, 2016	30	30	30
Treasury stock, at cost — 337,800 shares at October 29, 2016, October 31, 2015 and January 30, 2016	(1,387)	(1,387)	(1,387)
Additional paid-in capital	166,394	163,747	164,428
Accumulated other comprehensive loss	(73,515)	(77,573)	(76,122)
Accumulated deficit	(160,354)	(102,795)	(52,218)
Total shareholders’ (deficit) equity	(68,642)	(17,795)	34,916
Total liabilities and shareholders’ (deficit) equity	$1,734,426	$1,843,852	$1,550,626

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
(In thousands, except per share data)	October 29,	October 31,	October 29,	October 31,
(Unaudited)	2016	2015	2016	2015

Net sales	$589,942	$623,400	$1,723,309	$1,789,769
Other income	17,333	17,497	51,001	49,369
	607,275	640,897	1,774,310	1,839,138

Costs and expenses:
Costs of merchandise sold	382,892	415,025	1,118,078	1,170,318
Selling, general and administrative	213,816	220,183	641,873	654,055
Gain on insurance recovery	—	—	—	(748)
Depreciation and amortization	22,304	22,786	70,497	69,012
Amortization of lease-related interests	1,007	1,045	3,022	3,207
Impairment charges	137	203	315	425
Loss from operations	(12,881)	(18,345)	(59,475)	(57,131)
Interest expense, net	18,183	15,846	48,431	46,232
Loss on extinguishment of debt	676	—	676	4,862

Loss before income taxes	(31,740)	(34,191)	(108,582)	(108,225)
Income tax benefit	(158)	(199)	(446)	(596)

Net loss	$(31,582)	$(33,992)	$(108,136)	$(107,629)

Per share amounts —
Basic:
Net loss	$(1.58)	$(1.72)	$(5.44)	$(5.47)

Diluted:
Net loss	$(1.58)	$(1.72)	$(5.44)	$(5.47)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
(In thousands)	October 29,	October 31,	October 29,	October 31,
(Unaudited)	2016	2015	2016	2015

Net loss	$(31,582)	$(33,992)	$(108,136)	$(107,629)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	873	944	2,607	2,832
Comprehensive loss	$(30,709)	$(33,048)	$(105,529)	$(104,797)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	THIRTY-NINE
	WEEKS ENDED
(In thousands)	October 29,	October 31,
(Unaudited)	2016	2015
Cash flows from operating activities:
Net loss	$(108,136)	$(107,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	70,497	69,012
Amortization of lease-related interests	3,022	3,207
Impairment charges	315	425
Share-based compensation expense	2,162	2,338
Loss (gain) on sale of property, fixtures and equipment	197	(2,457)
Reclassifications of accumulated other comprehensive loss	4,391	4,774
Loss on extinguishment of debt	676	4,862
Amortization of deferred financing costs and debt discount	3,200	2,227
Deferred income tax benefit	(446)	(596)
Changes in operating assets and liabilities:
Increase in merchandise inventories	(234,203)	(259,525)
Decrease in prepaid expenses and other current assets	18,241	9,399
Decrease in other long-term assets	1,684	290
Increase in accounts payable	161,402	151,915
Increase (decrease) in accrued payroll and benefits and accrued expenses	5,420	(6,976)
Decrease in other long-term liabilities	(9,394)	(12,005)
Net cash used in operating activities	(80,972)	(140,739)

Cash flows from investing activities:
Capital expenditures	(43,933)	(70,473)
Proceeds from insurance claim	—	1,510
Proceeds from sale of property, fixtures and equipment	8	85,268
Net cash (used in) provided by investing activities	(43,925)	16,305

Cash flows from financing activities:
Payments on long-term debt and capital lease and financing obligations	(396,347)	(485,015)
Proceeds from issuance of long-term debt and financing obligations	519,466	624,313
Cash dividends paid	—	(3,014)
Restricted shares forfeited in lieu of payroll taxes	(191)	(399)
Proceeds from stock options exercised	—	454
Deferred financing costs paid	(5,563)	(314)
Increase in book overdraft balances	7,628	1,323
Net cash provided by financing activities	124,993	137,348

Net increase in cash and cash equivalents	96	12,914

Cash and cash equivalents at beginning of period	6,879	8,753

Cash and cash equivalents at end of period	$6,975	$21,667

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

					Accumulated	(Accumulated
		Class A		Additional	Other	Deficit)
(In thousands, except per share data)	Common	Common	Treasury	Paid-in	Comprehensive	Retained
(Unaudited)	Stock	Stock	Stock	Capital	Loss	Earnings	Total

BALANCE AT JANUARY 31, 2015	$178	$30	$(1,387)	$161,359	$(80,405)	$7,873	$87,648

Net loss	—	—	—	—	—	(107,629)	(107,629)
Other comprehensive income	—	—	—	—	2,832	—	2,832
Dividends to shareholders, $0.15 per share	—	—	—	—	—	(3,039)	(3,039)
Restricted shares forfeited in lieu of payroll taxes	(1)	—	—	(398)	—	—	(399)
Proceeds from stock options exercised	1	—	—	453	—	—	454
Share-based compensation expense	5	—	—	2,333	—	—	2,338
BALANCE AT OCTOBER 31, 2015	$183	$30	$(1,387)	$163,747	$(77,573)	$(102,795)	$(17,795)

BALANCE AT JANUARY 30, 2016	$185	$30	$(1,387)	$164,428	$(76,122)	$(52,218)	$34,916

Net loss	—	—	—	—	—	(108,136)	(108,136)
Other comprehensive income	—	—	—	—	2,607	—	2,607
Restricted shares forfeited in lieu of payroll taxes	(1)	—	—	(190)	—	—	(191)
Share-based compensation expense	6	—	—	2,156	—	—	2,162
BALANCE AT OCTOBER 29, 2016	$190	$30	$(1,387)	$166,394	$(73,515)	$(160,354)	$(68,642)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.                                      BASIS OF PRESENTATION

The Bon-Ton Stores, Inc., a Pennsylvania corporation, was incorporated on January 31, 1996 as the successor of a company incorporated on January 31, 1929.  As of October 29, 2016, The Bon-Ton Stores, Inc. operated, through its subsidiaries, 267 stores, including nine furniture galleries and five clearance centers, in 26 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson’s, Elder-Beerman, Herberger’s and Younkers nameplates.

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

For purposes of the following discussion, references to the “third quarter of 2016” and the “third quarter of 2015” are to the 13 weeks ended October 29, 2016 and October 31, 2015, respectively.  References to “fiscal 2016” are to the 52 weeks ending January 28, 2017; references to “fiscal 2015” are to the 52 weeks ended January 30, 2016.

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

Reclassifications

As a result of adopting Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”) as of January 30, 2016, the Company reclassified the October 31, 2015 consolidated balance sheet resulting in a reduction of $14,546 in long-term deferred income tax assets, a reduction in current deferred income tax liabilities of $24,589 and an increase in other long-term liabilities of $10,043.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Recently Adopted Accounting Standards

Effective January 31, 2016, the Company adopted ASU No. 2015-03, Interest-Imputation of Interest (“ASU 2015-03”) and ASU No. 2015-15 (an amendment to ASU 2015-03) and retrospectively applied their provisions.  The new standards require that debt issuance costs related to a recognized debt liability, other than those relating to line-of-credit arrangements, be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. As a result of adopting this guidance, as of October 31, 2015 and January 30, 2016, the Company reclassified $6,903 and $6,580, respectively, of the unamortized debt issuance costs for all debt instruments except the senior secured credit facility from other long-term assets to long-term debt and current maturities of long-term debt on the consolidated balance sheets.

Effective January 31, 2016, the Company adopted ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software, and prospectively applied its provisions.  The new standard provides guidance on the accounting for fees paid by a customer in a cloud computing arrangement. If a cloud computing arrangement includes a software license, then the customer is required to account for the software license consistent with the acquisition of other software licenses. Conversely, if the arrangement does not include a software license, the customer should account for the arrangement as a service contract. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

2.                                      PER-SHARE AMOUNTS

The following table presents a reconciliation of net loss and weighted average shares outstanding used in basic and diluted earnings (loss) per share (“EPS”) calculations for each period presented:

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015

Basic Loss Per Common Share
Net loss	$(31,582)	$(33,992)	$(108,136)	$(107,629)
Less: Income allocated to participating securities	—	—	—	—
Net loss available to common shareholders	$(31,582)	$(33,992)	$(108,136)	$(107,629)

Weighted average common shares outstanding	19,993,316	19,742,212	19,887,654	19,674,082

Basic loss per common share	$(1.58)	$(1.72)	$(5.44)	$(5.47)

Diluted Loss Per Common Share
Net loss	$(31,582)	$(33,992)	$(108,136)	$(107,629)
Less: Income allocated to participating securities	—	—	—	—
Net loss available to common shareholders	$(31,582)	$(33,992)	$(108,136)	$(107,629)

Weighted average common shares outstanding	19,993,316	19,742,212	19,887,654	19,674,082
Common shares issuable - stock options	—	—	—	—
Weighted average common shares outstanding assuming dilution	19,993,316	19,742,212	19,887,654	19,674,082

Diluted loss per common share	$(1.58)	$(1.72)	$(5.44)	$(5.47)

Due to the Company’s net loss position, weighted average unvested restricted shares (participating securities) of 1,399,101 and 1,020,723 for the third quarter in each of 2016 and 2015, respectively, and 1,333,897 and 873,250 for the 39 weeks ended October 29, 2016 and October 31, 2015, respectively, were not considered in the calculation of net loss available to common shareholders used for both basic and diluted EPS.

In addition, weighted average stock option shares (non-participating securities) totaling 0 and 41,001 for the third quarter of 2015 and the 39 weeks ended October 31, 2015, respectively, were excluded from the computation of diluted weighted average common shares outstanding, as their effect would have been antidilutive.  Certain of these stock option shares were excluded solely due to the Company’s net loss position.  Had the Company reported net income for the third quarter of 2015 and the 39 weeks ended October 31, 2015, these shares would have increased diluted weighted average common shares outstanding by 0 and 5,597, respectively.  There were no stock options outstanding during the 39 weeks ended October 29, 2016.

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

The carrying value and estimated fair value of the Company’s long-term debt, including current maturities but excluding capital lease and financing obligations and unamortized debt issuance costs, as of October 29, 2016 are as follows:

			Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Second lien senior secured notes	$407,292	$237,327	$237,327	$—	$—
Senior secured credit facility	572,131	572,131	—	—	572,131
Total	$979,423	$809,458	$237,327	$—	$572,131

The carrying value and estimated fair value of the Company’s long-term debt, including current maturities but excluding capital lease and financing obligations and unamortized debt issuance costs, as of October 31, 2015 are as follows:

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

The carrying value and estimated fair value of the Company’s long-term debt, including current maturities but excluding capital lease and financing obligations and unamortized debt issuance costs, as of January 30, 2016 are as follows:

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

4.                                      SUPPLEMENTAL BALANCE SHEET INFORMATION

Prepaid expenses and other current assets were comprised of the following:

	October 29,	October 31,	January 30,
	2016	2015	2016
Other receivables	$37,335	$37,375	$60,514
Prepaid expenses	41,678	45,272	36,740
Total	$79,013	$82,647	$97,254

5.                                      SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental cash flow information is provided for the periods reported:

	THIRTY-NINE
	WEEKS ENDED
	October 29,	October 31,
	2016	2015

Cash paid for:
Interest, net of amounts capitalized	$36,497	$38,528
Income taxes, net of refunds received	—	(53)

Non-cash investing and financing activities:
Property, fixtures and equipment included in accrued expenses	$2,547	$4,021
Assets acquired under capital lease	—	88,229
Declared dividends to shareholders included in accrued expenses	—	1,016

6.                                      EXIT OR DISPOSAL ACTIVITIES

The following table summarizes exit or disposal activities during the 39 weeks ended October 29, 2016 related to store closings in fiscal 2015 and 2016, the consolidation of eCommerce fulfillment activities in connection with the Company’s new eCommerce fulfillment center and the Company’s expense efficiency initiative:

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

	Termination Benefits	Other Costs	Total
Accrued balance as of January 30, 2016	$3,696	$—	$3,696
Provisions
Thirteen weeks ended April 30, 2016	421	41	462
Thirteen weeks ended July 30, 2016	1,873	—	1,873
Thirteen weeks ended October 29, 2016	95	—	95
Payments
Thirteen weeks ended April 30, 2016	(1,906)	(41)	(1,947)
Thirteen weeks ended July 30, 2016	(1,349)	—	(1,349)
Thirteen weeks ended October 29, 2016	(1,210)	—	(1,210)
Accrued balance as of October 29, 2016	$1,620	$—	$1,620

The above provisions were included within selling, general and administrative expense.

7.                                      EMPLOYEE DEFINED AND POSTRETIREMENT BENEFIT PLANS

The Company provides benefits to certain current and former associates who are eligible under a qualified defined benefit pension plan and various non-qualified supplemental pension plans (collectively, the “Pension Plans”).  Net periodic benefit expense for the Pension Plans includes the following (income) and expense components:

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Interest cost	$1,786	$1,702	$5,355	$5,103
Expected return on plan assets	(2,100)	(2,410)	(6,300)	(7,229)
Recognition of net actuarial loss	1,571	1,698	4,714	5,094
Net periodic benefit expense	$1,257	$990	$3,769	$2,968

During the 39 weeks ended October 29, 2016, contributions of $477 were made to the Pension Plans.  The Company anticipates contributing an additional $225 to fund the Pension Plans in fiscal 2016 for an annual total of $702.

The Company also provides medical and life insurance benefits to certain former associates under a postretirement benefit plan (“Postretirement Benefit Plan”).  Net periodic benefit income for the Postretirement Benefit Plan includes the following (income) and expense components:

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Interest cost	$16	$16	$47	$48
Recognition of net actuarial gain	(107)	(107)	(323)	(320)
Net periodic benefit income	$(91)	$(91)	$(276)	$(272)

During the 39 weeks ended October 29, 2016, the Company contributed $144 to fund the Postretirement Benefit Plan, and anticipates contributing an additional $183 to fund the Postretirement Benefit Plan in fiscal 2016, for an annual total of $327.

8.                                      LONG-TERM DEBT

On August 15, 2016, The Bon-Ton Department Stores, Inc. and certain subsidiaries as borrowers and certain other subsidiaries as obligors entered into a Fourth Amendment (the “Fourth Amendment”) to the Second Amended and Restated Loan and Security Agreement (the “Second Amended Revolving Credit Facility”) which, among other changes, increased lender commitments under the A-1 Tranche of the Second Amended Revolving Credit Facility to $150,000 from the previous $100,000. This amendment brings total commitments under the Second Amended Revolving Credit Facility to $880,000 ($730,000 under Tranche A and $150,000 under Tranche A-1).

Borrowings under the Second Amended Revolving Credit Facility bear interest at either (1) Adjusted LIBOR (equal to the London Interbank Offered Rate for an interest period selected by the borrowers) plus an applicable margin or (2) a base rate (based on the highest of (a) the Federal Funds Rate plus 0.5%, (b) the Bank of America prime rate, and (c) Adjusted LIBOR based on an interest period of one month plus 1.0%) plus the applicable margin. Following the Fourth Amendment, the applicable margins in respect of the Tranche A-1 facility are 9.5% for LIBOR loans and 8.5% for base rate loans; there is also a 1% LIBOR floor utilized when determining Adjusted LIBOR for that Tranche. The applicable margins in respect of the Tranche A facility continue to be based upon the excess availability under the Second Amended Revolving Credit Facility.

A financial covenant contained in the Second Amended Revolving Credit Facility requires that the minimum excess availability be an amount greater than or equal to the greater of (1) 10% of the lesser of: (a) the aggregate commitments at such time and (b) the aggregate borrowing base at such time, and (2) $75,000. In addition, the Fourth Amendment requires that, if at any time on or after January 29, 2017 and for so long as excess availability under the Second Amended Revolving Credit Facility is less than 20% of the lesser of (a) the aggregate commitments at such time and (b) the aggregate borrowing base at such time, the fixed charge coverage ratio shall be at least 1.00 to 1.00.

The proceeds of the loans under the Tranche A-1 facility were used to repay existing Tranche A-1 loans and a portion of Tranche A loans as well as to pay fees and expenses incurred in connection with the Fourth Amendment. The Company incurred a loss on extinguishment of debt of $676 due to the write-off of certain deferred financing fees.

9.                                      FINANCING OBLIGATION

The Company had extensive involvement in the construction of one of its leased store locations, including responsibility for construction cost over runs and non-standard tenant improvements.  As a result of this involvement, the Company is deemed the “owner” for accounting purposes during the construction period,

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

and so is required to capitalize the construction costs on its balance sheet.  Upon completion of the project (in the third quarter of 2016), the Company performed a sale-leaseback analysis pursuant to ASC No. 840, Leases, to determine if it should remove the asset from its balance sheet.  In this case, the Company was considered to have “continuing involvement,” which precluded the removal of the building asset from the balance sheet upon completion of construction.  In conjunction with this lease, the Company also recorded a financing obligation equal to the $13,250 cash proceeds received from the landlord.

10.                               INCOME TAXES

The provisions codified within ASC Topic 740, Income Taxes (“ASC 740”), require companies to assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence using a “more likely than not” standard.  In accordance with ASC 740, the Company maintained a full valuation allowance throughout fiscal 2015 and the 39 weeks ended October 29, 2016 on all of the Company’s net deferred tax assets.  The Company’s deferred tax asset valuation allowance totaled $230,298, $206,338 and $186,582 as of October 29, 2016, October 31, 2015 and January 30, 2016, respectively.

The Company recorded net income tax benefits of $158 and $446 for the 13 and 39 weeks ended October 29, 2016, respectively, which include $591 and $1,784 non-cash income tax benefits from continuing operations during the 13 and 39 weeks ended October 29, 2016, respectively.  The Company recorded net income tax benefits of $199 and $596 for the 13 and 39 weeks ended October 31, 2015, respectively, which include $647 and $1,942 non-cash income tax benefits from continuing operations during the 13 and 39 weeks ended October 31, 2015, respectively.  Pursuant to ASC 740, the Company is required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations. As a result, the Company recorded tax benefits on the losses from continuing operations for the 13 and 39 weeks ended October 29, 2016 and October 31, 2015, respectively, which are exactly offset by income tax expense on other comprehensive income. The net income tax benefits include $433 and $1,338 recorded in the 13 and 39 weeks ended October 29, 2016, respectively, and $448 and $1,346 recorded in the 13 and 39 weeks ended October 31, 2015, respectively, for recognition of deferred tax liabilities associated with indefinite-lived assets.

11.                               CONTINGENCIES

During the 13 weeks ended August 1, 2015, the Company recognized a gain on insurance recovery of $748 related to a fire at one of the Company’s stores, which is shown separately in the accompanying consolidated statements of operations.

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

The changes recognized within other comprehensive income reflect income tax expense of $591 and $647 for the third quarter in each of 2016 and 2015, respectively, and $1,784 and $1,942 for the 39 weeks ended in each of October 29, 2016 and October 31, 2015, respectively (see Note 10).

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The before-tax amount of amortization of net actuarial loss (gain) (see Note 7) was recorded within selling, general and administrative expense.

13.     CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

The condensed consolidating financial information for the Parent, the Issuer and the guarantor subsidiaries as of October 29, 2016 and October 31, 2015 and January 30, 2016 and for the third quarter in each of 2016 and 2015 and the 39 weeks ended October 29, 2016 and October 31, 2015 as presented below has been prepared from the books and records maintained by the Parent, the Issuer and the guarantor subsidiaries. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the guarantor subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from affiliates will exist at any time.

On January 15, 2016, the Company and certain other subsidiaries as borrowers or obligors (collectively, the “Obligors”) entered into a Consent and Third Amendment to the Second Amended Revolving Credit Facility, which among other changes, provided for the joinders of the special purpose entities (“SPEs”) that had previously participated in the Company’s mortgage loan facility as Obligors under the Second Amended Revolving Credit Facility, and as “Restricted Subsidiaries” and guarantors under the indentures for both the 10.625% second lien senior secured notes due 2017 and the 8.00% second lien senior secured notes due 2021. The SPEs and their assets were then added to the second lien security agreement.  For comparative purposes, the condensed consolidating financial information as presented below has been retrospectively adjusted as if the activity described above occurred at the beginning of each period presented.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Balance Sheet

October 29, 2016

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$4,009	$2,965	$—	$6,975
Merchandise inventories	—	617,470	328,432	—	945,902
Prepaid expenses and other current assets	—	73,354	5,839	(180)	79,013
Total current assets	1	694,833	337,236	(180)	1,031,890
Property, fixtures and equipment at cost, net	—	295,459	310,923	—	606,382
Intangible assets, net	—	18,978	58,755	—	77,733
Investment in and advances to affiliates	(68,643)	507,422	319,008	(757,787)	—
Other long-term assets	—	20,615	983	(3,177)	18,421
Total assets	$(68,642)	$1,537,307	$1,026,905	$(761,144)	$1,734,426

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$—	$331,747	$—	$—	$331,747
Accrued payroll and benefits	—	17,564	4,129	—	21,693
Accrued expenses	—	83,748	73,282	(180)	156,850
Current maturities of long-term debt and capital lease and financing obligations	—	58,764	4,250	—	63,014
Total current liabilities	—	491,823	81,661	(180)	573,304

Long-term debt and capital lease and financing obligations, less current maturities	—	985,866	63,322	—	1,049,188
Other long-term liabilities	—	134,226	49,527	(3,177)	180,576
Total liabilities	—	1,611,915	194,510	(3,357)	1,803,068

Shareholders’ (deficit) equity	(68,642)	(74,608)	832,395	(757,787)	(68,642)
Total liabilities and shareholders’ (deficit) equity	$(68,642)	$1,537,307	$1,026,905	$(761,144)	$1,734,426

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Balance Sheet

October 31, 2015

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$3,047	$18,619	$—	$21,667
Merchandise inventories	—	662,437	332,045	—	994,482
Prepaid expenses and other current assets	—	74,089	9,026	(468)	82,647
Total current assets	1	739,573	359,690	(468)	1,098,796
Property, fixtures and equipment at cost, net	—	328,016	329,890	(14,395)	643,511
Intangible assets, net	—	22,439	62,978	—	85,417
Investment in and advances to affiliates	(17,796)	449,013	327,242	(758,459)	—
Other long-term assets	—	18,662	851	(3,385)	16,128
Total assets	$(17,795)	$1,557,703	$1,080,651	$(776,707)	$1,843,852

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$—	$362,042	$—	$—	$362,042
Accrued payroll and benefits	—	17,123	4,230	—	21,353
Accrued expenses	—	85,705	69,594	(468)	154,831
Current maturities of long-term debt and capital lease and financing obligations	—	1,343	106,850	—	108,193
Total current liabilities	—	466,213	180,674	(468)	646,419

Long-term debt and capital lease and financing obligations, less current maturities	—	969,577	54,322	—	1,023,899
Other long-term liabilities	—	143,024	51,690	(3,385)	191,329
Total liabilities	—	1,578,814	286,686	(3,853)	1,861,647

Shareholders’ (deficit) equity	(17,795)	(21,111)	793,965	(772,854)	(17,795)
Total liabilities and shareholders’ (deficit) equity	$(17,795)	$1,557,703	$1,080,651	$(776,707)	$1,843,852

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Balance Sheet

January 30, 2016

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$2,822	$4,056	$—	$6,879
Merchandise inventories	—	467,262	244,437	—	711,699
Prepaid expenses and other current assets	—	88,346	9,088	(180)	97,254
Total current assets	1	558,430	257,581	(180)	815,832
Property, fixtures and equipment at cost, net	—	319,736	315,598	—	635,334
Intangible assets, net	—	20,964	61,098	—	82,062
Investment in and advances to affiliates	34,915	437,894	382,958	(855,767)	—
Other long-term assets	—	19,846	863	(3,311)	17,398
Total assets	$34,916	$1,356,870	$1,018,098	$(859,258)	$1,550,626

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$162,831	$—	$—	$162,831
Accrued payroll and benefits	—	23,154	5,373	—	28,527
Accrued expenses	—	70,386	77,172	(180)	147,378
Current maturities of long-term debt and capital lease and financing obligations	—	1,395	3,999	—	5,394
Total current liabilities	—	257,766	86,544	(180)	344,130

Long-term debt and capital lease and financing obligations, less current maturities	—	929,377	53,292	—	982,669
Other long-term liabilities	—	138,810	53,412	(3,311)	188,911
Total liabilities	—	1,325,953	193,248	(3,491)	1,515,710

Shareholders’ equity	34,916	30,917	824,850	(855,767)	34,916
Total liabilities and shareholders’ equity	$34,916	$1,356,870	$1,018,098	$(859,258)	$1,550,626

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

Thirteen Weeks Ended October 29, 2016

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$352,724	$237,218	$—	$589,942
Other income	—	10,491	6,842	—	17,333
	—	363,215	244,060	—	607,275

Costs and expenses:
Costs of merchandise sold	—	230,776	152,116	—	382,892
Selling, general and administrative	—	130,023	88,777	(4,984)	213,816
Depreciation and amortization	—	12,628	9,676	—	22,304
Amortization of lease-related interests	—	467	540	—	1,007
Impairment charges	—	137	—	—	137
Loss from operations	—	(10,816)	(7,049)	4,984	(12,881)

Other income (expense):
Intercompany income	—	406	17,550	(17,956)	—
Equity in (losses) earnings of subsidiaries	(31,740)	9,508	—	22,232	—
Interest expense, net	—	(30,162)	(993)	12,972	(18,183)
Loss on extinguishment of debt	—	(676)	—	—	(676)

(Loss) income before income taxes	(31,740)	(31,740)	9,508	22,232	(31,740)
Income tax (benefit) provision	(158)	(158)	237	(79)	(158)
Net (loss) income	$(31,582)	$(31,582)	$9,271	$22,311	$(31,582)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive (Loss) Income

Thirteen Weeks Ended October 29, 2016

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(31,582)	$(31,582)	$9,271	$22,311	$(31,582)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	873	873	—	(873)	873
Comprehensive (loss) income	$(30,709)	$(30,709)	$9,271	$21,438	$(30,709)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

Thirteen Weeks Ended October 31, 2015

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$375,130	$248,270	$—	$623,400
Other income	—	10,726	6,771	—	17,497
	—	385,856	255,041	—	640,897

Costs and expenses:
Costs of merchandise sold	—	252,888	162,137	—	415,025
Selling, general and administrative	—	136,430	88,767	(5,014)	220,183
Depreciation and amortization	—	12,523	10,425	(162)	22,786
Amortization of lease-related interests	—	478	567	—	1,045
Impairment charges	—	203	—	—	203
Loss from operations	—	(16,666)	(6,855)	5,176	(18,345)

Other income (expense):
Intercompany income	—	432	10,570	(11,002)	—
Equity in (losses) earnings of subsidiaries	(34,191)	1,227	—	32,964	—
Interest expense, net	—	(19,184)	(2,650)	5,988	(15,846)

(Loss) income before income taxes	(34,191)	(34,191)	1,065	33,126	(34,191)
Income tax (benefit) provision	(199)	(199)	235	(36)	(199)
Net (loss) income	$(33,992)	$(33,992)	$830	$33,162	$(33,992)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive (Loss) Income

Thirteen Weeks Ended October 31, 2015

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(33,992)	$(33,992)	$830	$33,162	$(33,992)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	944	944	—	(944)	944
Comprehensive (loss) income	$(33,048)	$(33,048)	$830	$32,218	$(33,048)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

Thirty-Nine Weeks Ended October 29, 2016

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,034,299	$689,010	$—	$1,723,309
Other income	—	31,059	19,942	—	51,001
	—	1,065,358	708,952	—	1,774,310

Costs and expenses:
Costs of merchandise sold	—	675,298	442,780	—	1,118,078
Selling, general and administrative	—	392,228	264,770	(15,125)	641,873
Depreciation and amortization	—	39,827	30,670	—	70,497
Amortization of lease-related interests	—	1,403	1,619	—	3,022
Impairment charges	—	315	—	—	315
Loss from operations	—	(43,713)	(30,887)	15,125	(59,475)

Other income (expense):
Intercompany income	—	1,307	42,165	(43,472)	—
Equity in (losses) earnings of subsidiaries	(108,582)	8,252	—	100,330	—
Interest expense, net	—	(73,752)	(3,026)	28,347	(48,431)
Loss on extinguishment of debt	—	(676)	—	—	(676)

(Loss) income before income taxes	(108,582)	(108,582)	8,252	100,330	(108,582)
Income tax (benefit) provision	(446)	(446)	706	(260)	(446)
Net (loss) income	$(108,136)	$(108,136)	$7,546	$100,590	$(108,136)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive (Loss) Income

Thirty-Nine Weeks Ended October 29, 2016

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(108,136)	$(108,136)	$7,546	$100,590	$(108,136)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	2,607	2,607	—	(2,607)	2,607
Comprehensive (loss) income	$(105,529)	$(105,529)	$7,546	$97,983	$(105,529)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

Thirty-Nine Weeks Ended October 31, 2015

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,063,399	$726,370	$—	$1,789,769
Other income	—	29,346	20,023	—	49,369
	—	1,092,745	746,393	—	1,839,138

Costs and expenses:
Costs of merchandise sold	—	698,924	471,394	—	1,170,318
Selling, general and administrative	—	403,537	254,697	(4,179)	654,055
Gain on insurance recovery	—	—	(748)	—	(748)
Depreciation and amortization	—	36,706	32,522	(216)	69,012
Amortization of lease-related interests	—	1,467	1,740	—	3,207
Impairment charges	—	425	—	—	425
Loss from operations	—	(48,314)	(13,212)	4,395	(57,131)

Other income (expense):
Intercompany income	—	1,328	33,199	(34,527)	—
Equity in losses of subsidiaries	(108,225)	(9,780)	—	118,005	—
Interest expense, net	—	(51,459)	(10,510)	15,737	(46,232)
Loss on extinguishment of debt	—	—	(4,862)	—	(4,862)

(Loss) income before income taxes	(108,225)	(108,225)	4,615	103,610	(108,225)
Income tax (benefit) provision	(596)	(596)	703	(107)	(596)
Net (loss) income	$(107,629)	$(107,629)	$3,912	$103,717	$(107,629)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive (Loss) Income

Thirty-Nine Weeks Ended October 31, 2015

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(107,629)	$(107,629)	$3,912	$103,717	$(107,629)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	2,832	2,832	—	(2,832)	2,832
Comprehensive (loss) income	$(104,797)	$(104,797)	$3,912	$100,885	$(104,797)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Cash Flows

Thirty-Nine Weeks Ended October 29, 2016

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$191	$(103,174)	$22,011	$—	$(80,972)

Cash flows from investing activities:
Capital expenditures	—	(23,800)	(20,133)	—	(43,933)
Proceeds from sale of property, fixtures and equipment	—	8	—	—	8
Net cash used in investing activities	—	(23,792)	(20,133)	—	(43,925)

Cash flows from financing activities:
Payments on long-term debt and capital lease and financing obligations	—	(393,378)	(2,969)	—	(396,347)
Proceeds from issuance of long-term debt and financing obligations	—	519,466	—	—	519,466
Deferred financing costs paid	—	(5,563)	—	—	(5,563)
Restricted shares forfeited in lieu of payroll taxes	(191)	—	—	—	(191)
Increase in book overdraft balances	—	7,628	—	—	7,628
Net cash (used in) provided by financing activities	(191)	128,153	(2,969)	—	124,993

Net increase (decrease) in cash and cash equivalents	—	1,187	(1,091)	—	96

Cash and cash equivalents at beginning of period	1	2,822	4,056	—	6,879
Cash and cash equivalents at end of period	$1	$4,009	$2,965	$—	$6,975

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Cash Flows

Thirty-Nine Weeks Ended October 31, 2015

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$3,413	$(185,446)	$49,054	$(7,760)	$(140,739)

Cash flows from investing activities:
Capital expenditures	—	(54,191)	(16,282)	—	(70,473)
Intercompany investing activity	(454)	(32,433)	—	32,887	—
Proceeds from insurance claim	—	—	1,510	—	1,510
Proceeds from sale of property, fixtures and equipment	—	17,546	67,722	—	85,268
Net cash (used in) provided by investing activities	(454)	(69,078)	52,950	32,887	16,305

Cash flows from financing activities:
Payments on long-term debt and capital lease and financing obligations	—	(368,946)	(116,069)	—	(485,015)
Proceeds from issuance of long-term debt and financing obligations	—	624,313	—	—	624,313
Intercompany financing activity	—	(3,014)	28,141	(25,127)	—
Deferred financing costs paid	—	(314)	—	—	(314)
Cash dividends paid	(3,014)	—	—	—	(3,014)
Restricted shares forfeited in lieu of payroll taxes	(399)	—	—	—	(399)
Proceeds from stock options exercised	454	—	—	—	454
Increase in book overdraft balances	—	1,323	—	—	1,323
Net cash (used in) provided by financing activities	(2,959)	253,362	(87,928)	(25,127)	137,348

Net (decrease) increase in cash and cash equivalents	—	(1,162)	14,076	—	12,914

Cash and cash equivalents at beginning of period	1	4,209	4,543	—	8,753
Cash and cash equivalents at end of period	$1	$3,047	$18,619	$—	$21,667

14.     SUBSEQUENT EVENT

On November 29, 2016, the Company redeemed all of its outstanding 10.625% Second Lien Senior Secured Notes due July 15, 2017, with borrowings under its Second Amended Revolving Credit Facility. These notes, which had a balance of $57,292, were redeemed at a redemption price of 100%, plus accrued and unpaid interest.

ITEM 2.                                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of the following discussion, references to the “third quarter of 2016” and the “third quarter of 2015” are to the 13 weeks ended October 29, 2016 and October 31, 2015, respectively.  References to “2016” and “2015” are to the 39 weeks ended October 29, 2016 and October 31, 2015, respectively.  References to “fiscal 2016” are to the 52-week period ending January 28, 2017; references to “fiscal 2015” are to the 52-week period ended January 30, 2016.  References to the “Company,” “we,” “us,” and “our” refer to The Bon-Ton Stores, Inc. and its subsidiaries.

Overview

General

The Company, a Pennsylvania corporation, is one of the largest regional department store operators in the United States, offering a broad assortment of brand-name fashion apparel and accessories for women, men and children.  Our merchandise offerings also include cosmetics, home furnishings and other goods.  We currently operate 267 stores, including nine furniture galleries and five clearance centers, in 26 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson’s, Elder-Beerman, Herberger’s and Younkers nameplates, encompassing a total of approximately 25 million square feet.

We operate in the department store segment of the U.S. retail industry, a highly competitive environment.  The department store industry continues to evolve in response to competitive retail formats—mass merchandisers, national chain retailers, specialty retailers and online retailers—and the expansion of mobile technology and social media.

Performance Summary and Fiscal 2016 Guidance

During the third quarter of 2016, we made progress on a number of our strategic initiatives:

•                  Delivered sales gains in several key categories and brands as well as double digit growth in our omnichannel business and accelerated growth on our mobile site;

•                  Maintained careful inventory controls, as we reduced inventory by 4.9% as compared to the third quarter of 2015, with fewer markdowns;

•                  Increased our gross margin rate by 167 basis points as a result of improved merchandise margin and reduced delivery costs; and

•                  Continued to make progress on our cost savings initiatives.

Comparable store sales decreased 4.9% in the third quarter of 2016, primarily as a result of the impact that unseasonably warm weather had on cold weather-related sales and continued soft mall traffic trends.  However, our omnichannel business, which reflects sales via our website, mobile site, and our Buy Online Pick Up In-Store initiatives, grew significantly, and we expect that it will continue to deliver strong performance. We also launched our Love Style Rewards loyalty program, which provides our non-private label credit card customers the opportunity to pay “their” way and earn loyalty rewards. In addition, we rolled out a new and enhanced mobile site, expanded new brands and categories and opened furniture departments in additional stores.

On August 15, 2016, we completed a closing of a new $150 million revolving commitment that replaced the existing $100 million A-1 Tranche of our Second Amended and Restated Loan and Security Agreement (the “Second Amended Revolving Credit Facility”) and increased the total commitments under the facility to $880 million (see “Liquidity and Capital Resources,” for further discussion).

On November 29, 2016, we redeemed all of our outstanding 10.625% Second Lien Senior Secured Notes due July 15, 2017 (see “Liquidity and Capital Resources,” for further discussion).

As a result of unseasonably warm weather in our regions and prevailing soft mall traffic trends, on November 17, 2016, we revised our fiscal 2016 guidance. We expect loss per diluted share in a range of $2.04 to $2.54.

Assumptions reflected in our full-year guidance include the following:

•                  A comparable store sales decrease ranging from 2.5% to 3.5%;

•                  A gross margin rate ranging from a 80- to 90-basis-point increase from the fiscal 2015 rate of 34.7%;

•                  Selling, general and administrative (“SG&A”) expense between $885 million and $888 million, or an expense rate ranging from a 50- to 70-basis-point increase from the fiscal 2015 rate of 33.3%;

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

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Other income	2.9	2.8	3.0	2.8
	102.9	102.8	103.0	102.8
Costs and expenses:
Costs of merchandise sold	64.9	66.6	64.9	65.4
Selling, general and administrative	36.2	35.3	37.3	36.5
Gain on insurance recovery	—	—	—	—
Depreciation and amortization	3.8	3.7	4.1	3.9
Amortization of lease-related interests	0.2	0.2	0.2	0.2
Impairment charges	—	—	—	—
Loss from operations	(2.2)	(2.9)	(3.5)	(3.2)
Interest expense, net	3.1	2.5	2.8	2.6
Loss on extinguishment of debt	0.1	—	—	0.3
Loss before income taxes	(5.4)	(5.5)	(6.3)	(6.0)
Income tax benefit	—	—	—	—
Net loss	(5.4)%	(5.5)%	(6.3)%	(6.0)%

Third Quarter of 2016 Compared with Third Quarter of 2015

Net sales:  Net sales in the third quarter of 2016 were $589.9 million, compared with $623.4 million in the third quarter of 2015, reflecting a decrease of 5.4%.  Comparable store sales decreased 4.9% in the period due to continued soft mall traffic trends and unseasonably warm weather.

The best performing merchandise categories in the third quarter of 2016 were Furniture (included in Home), Dresses and Active Sportswear (both included in Women’s Apparel).  Sales in Furniture increased through the expansion of merchandise to additional doors and sales increases in mattresses. Dresses benefited primarily from a large shift in product assortment in key items and brands. Active Sportswear benefited from sales increases in key items and brands.

Merchandise categories that were challenged in the period included Coats and Petites’ Sportswear (both included in Women’s Apparel) and Accessories. Coats were adversely impacted by slow sales in certain merchandise categories and unseasonable weather patterns. Petites’ Sportswear was adversely impacted by unfavorable sales in certain brands. Accessories were adversely affected by warmer temperatures and slow sales in certain brands. We are directing inventory investment to brands that are performing better.

Other income:  Other income, which includes income from revenues received under our credit card program agreement, miscellaneous revenue departments and gift and merchandise return card breakage, was $17.3 million in the third quarter of 2016 as compared with $17.5 million in the third quarter of 2015.

Costs and expenses: Gross margin in the third quarter of 2016 decreased $1.3 million to $207.1 million as compared with $208.4 million in the comparable prior year period, primarily due to the decreased sales volume in the current period, partially offset by improved merchandise margin rate and favorable delivery costs.   Gross margin as a percentage of net sales increased 167 basis points to 35.1% in the third quarter of 2016 from 33.4% in the comparable prior year period, primarily due to reduced markdowns.

SG&A expense in the third quarter of 2016 decreased $6.4 million to $213.8 million as compared with $220.2 million in the third quarter of 2015. This reduction was largely due to a benefit from expense control measures, primarily related to non-customer facing expenses, partially offset by higher medical claims as well as severance costs and consulting expenses associated with our cost reduction initiative.  The current period expense rate, 36.2% of net sales, increased 92 basis points from that of the prior year period as a result of the decreased sales volume in the period.

Depreciation and amortization expense and amortization of lease-related interests decreased $0.5 million to $23.3 million in the third quarter of 2016 from $23.8 million in the third quarter of 2015.

Interest expense, net:  Net interest expense was $18.2 million in the third quarter of 2016 as compared with $15.8 million in the third quarter of 2015. The $2.4 million increase primarily reflects an increased weighted average interest rate, partially offset by lower debt levels.

Loss on extinguishment of debt:  In the third quarter of 2016, we recorded charges totaling $0.7 million due to the write-off of certain deferred financing fees in connection with the Second Amended Revolving Credit Facility amendment.

Income tax benefit:  The effective income tax rate in the third quarter in each of 2016 and 2015 largely reflects our valuation allowance position against all net deferred tax assets.  The $0.2 million income tax benefit in the third quarter in each of 2016 and 2015 includes a $0.6 million benefit from the loss on continuing operations which was partially offset by the recognition of deferred tax liabilities associated with indefinite-lived assets.

2016 Compared with 2015

Net sales:  Net sales in 2016 were $1,723.3 million, compared with $1,789.8 million in 2015, reflecting a decrease of 3.7%.  Comparable store sales decreased 3.3% in the period due to continued soft mall traffic trends and unseasonable weather.

The best performing merchandise categories in 2016 were Furniture (included in Home), Men’s Sportswear (included in Men’s Apparel) and Active Sportswear (included in Women’s Apparel).  Sales in Furniture increased through the expansion of merchandise to additional doors and sales increases in mattresses. Men’s Sportswear benefited from increased inventory investment in key items and growth in our activewear business. Active Sportswear benefited from sales increases in key items and brands.

Merchandise categories that were challenged in the period included Coats and Better Sportswear (both included in Women’s Apparel) and Accessories. Coats were adversely impacted by slow sales in certain merchandise categories and unseasonable weather patterns. Better Sportswear was adversely impacted by unfavorable sales in certain brands.  Accessories were adversely affected by warmer temperatures and slow sales in certain brands.

Other income:  Other income, which includes income from revenues received under our credit card program agreement, miscellaneous revenue departments and gift and merchandise return card breakage, was $51.0 million in 2016 as compared with $49.4 million in 2015.  The increase primarily reflects increased revenues from our proprietary credit card operations.

Costs and expenses: Gross margin in 2016 decreased $14.2 million to $605.2 million as compared with $619.5 million in 2015, primarily due to the decreased sales volume in 2016, partially offset by improved merchandise margin rate and favorable delivery costs.  Gross margin as a percentage of net sales increased 51 basis points to 35.1% in 2016 from 34.6% in 2015, due to reduced markdowns.

SG&A expense in 2016 decreased $12.2 million to $641.9 million as compared with $654.1 million in 2015. This reduction was largely driven by expense control measures, primarily related to non-customer facing expenses, partially offset by higher medical claims as well as severance costs and consulting expenses associated with our cost reduction initiative. The current period expense rate, 37.3% of net sales, increased 70 basis points from that of the prior year as a result of the decreased sales volume in the period.

Gain on insurance recovery of $0.7 million was due to an insurance settlement in the second quarter of 2015, a residual of claims associated with one store that experienced fire damage in the fourth quarter of fiscal 2014.

Depreciation and amortization expense and amortization of lease-related interests increased $1.3 million to $73.5 million in 2016 from $72.2 million in 2015.

Interest expense, net:  Net interest expense was $48.4 million in 2016 as compared with $46.2 million in 2015.  The increase primarily reflects higher average debt levels.

Loss on extinguishment of debt:  In 2016, we recorded charges totaling $0.7 million due to the write-off of certain deferred financing fees in connection with the Second Amended Revolving Credit Facility amendment. In 2015, we recorded charges totaling $4.9 million due to the early termination of one of our mortgage facilities. As a result of the prepayment, we paid an early termination fee of $4.7 million. Additionally, unamortized deferred financing fees were accelerated on the date of termination.

Income tax benefit:  The effective income tax rate in each of 2016 and 2015 largely reflects our valuation allowance position against all net deferred tax assets.  The $0.4 million income tax benefit in 2016 includes a $1.8 million benefit from the loss on continuing operations which was partially offset by the recognition of deferred tax liabilities associated with indefinite-lived assets.  The $0.6 million income tax benefit in 2015 includes a $1.9 million benefit from the loss on continuing operations which was partially offset by the recognition of deferred tax liabilities associated with indefinite-lived assets.

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

Liquidity and Capital Resources

At October 29, 2016, we had $7.0 million in cash and cash equivalents and $302.7 million available under our Second Amended Revolving Credit Facility (before taking into account the minimum borrowing availability covenant under such facility).  Excess availability was $250.2 million as of the comparable prior year period.

On August 15, 2016, The Bon-Ton Department Stores, Inc. and certain subsidiaries as borrowers and certain other subsidiaries as obligors entered into a Fourth Amendment (the “Fourth Amendment”) to the Second Amended Revolving Credit Facility which, among other changes, increased lender commitments under the A-1 Tranche of the Second Amended Revolving Credit Facility to $150.0 million from the previous $100.0 million. This amendment brings total commitments under the Second Amended Revolving Credit Facility to $880.0 million ($730.0 million under Tranche A and $150.0 million under Tranche A-1).

Borrowings under the Second Amended Revolving Credit Facility bear interest at either (1) Adjusted LIBOR (equal to the London Interbank Offered Rate for an interest period selected by the borrowers) plus an applicable margin or (2) a base rate (based on the highest of (a) the Federal Funds Rate plus 0.5%, (b) the Bank of America prime rate, and (c) Adjusted LIBOR based on an interest period of one month plus 1.0%) plus the applicable margin. Following the Fourth Amendment, the applicable margins in respect of the Tranche A-1 facility are 9.5% for LIBOR loans and 8.5% for base rate loans; there is also a 1% LIBOR floor utilized when determining Adjusted LIBOR for that Tranche. The applicable margins in respect of the Tranche A facility continue to be based upon the excess availability under the Second Amended Revolving Credit Facility.

A financial covenant contained in the Second Amended Revolving Credit Facility requires that the minimum excess availability be an amount greater than or equal to the greater of (1) 10% of the lesser of: (a) the aggregate commitments at such time and (b) the aggregate borrowing base at such time, and (2) by virtue of the Fourth Amendment, $75.0 million. In addition, the Fourth Amendment requires that, if at any time on or after January 29, 2017 and for so long as excess availability under the Second Amended Revolving Credit Facility is less than 20% of the lesser of (a) the aggregate commitments at such time and (b) the aggregate borrowing base at such time, the fixed charge coverage ratio shall be at least 1.00 to 1.00.

The proceeds of the loans under the Tranche A-1 facility were used to repay existing Tranche A-1 loans and a portion of Tranche A loans as well as to pay fees and expenses incurred in connection with the Fourth Amendment.

On November 29, 2016, we redeemed all of our outstanding 10.625% Second Lien Senior Secured Notes due July 15, 2017, with borrowings under our Second Amended Revolving Credit Facility. These notes, which had a balance of $57.3 million, were redeemed at a redemption price of 100%, plus accrued and unpaid interest.

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

Our primary sources of working capital are cash flows from operations and borrowings under our Second Amended Revolving Credit Facility, which provides for up to $880.0 million in borrowings (limited by amounts available pursuant to a borrowing base calculation and the minimum borrowing availability covenant).  Our business follows a seasonal pattern; working capital fluctuates with seasonal variations, reaching its highest level in October or November to fund the purchase of merchandise inventories prior to the holiday season.  The seasonality of our business historically provides greatest cash flow from operations during the holiday season, with fiscal fourth quarter net sales generating the strongest profits of our fiscal year.  As holiday sales significantly reduce inventory levels, this reduction, combined with net income, historically provides us with strong cash flow from operations at the end of our fiscal year.

Cash (used in) provided by our operating, investing and financing activities is summarized as follows:

	THIRTY-NINE
	WEEKS ENDED
	October 29,	October 31,
(Dollars in millions)	2016	2015

Operating activities	$(81.0)	$(140.7)
Investing activities	(43.9)	16.3
Financing activities	125.0	137.3

Net cash used in operating activities was $81.0 million and $140.7 million in 2016 and 2015, respectively.  The decrease in cash outflow primarily reflects a $56.0 million favorable change in cash flow from working capital. The improvement in cash flow from working capital was largely due to favorable fluctuations of $25.3 million in cash flows from merchandise inventories, $12.4 million in cash flows from accrued payroll and benefits and accrued expenses and $9.5 million in cash flows from accounts payable.

Net cash used in investing activities was $43.9 million in 2016 and net cash provided by investing activities was $16.3 million in 2015. In 2015, the inflow of cash included $84.0 million of proceeds from the sale of assets associated with a sale-leaseback transaction.  Capital expenditures totaled $43.9 million and $70.5 million in 2016 and 2015, respectively, reflecting a planned decrease in capital expenditures. These expenditures do not reflect reductions for external contributions (primarily leasehold improvement and fixture allowances received from landlords or vendors) of $20.9 million and $8.6 million in 2016 and 2015, respectively.  We anticipate that our fiscal 2016 capital expenditures will not exceed $63.1 million (excluding external contributions of $23.1 million, reducing anticipated net capital investments to $40.0 million).

Net cash provided by financing activities was $125.0 million and $137.3 million in 2016 and 2015, respectively. The reduced net financing requirements were primarily due to the favorable change in working capital partially offset by planned capital expenditures.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Financial Instruments

On August 15, 2016, we completed a closing of a new $150.0 million revolving commitment that replaced the existing $100.0 million A-1 Tranche of our Second Amended Revolving Credit Facility. On November 29, 2016, we redeemed all of our outstanding 10.625% Second Lien Senior Secured Notes due July 15, 2017. Both of these transactions are discussed in “Liquidity and Capital Resources” within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting that occurred during the thirteen weeks ended October 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

THE BON-TON STORES, INC.

DATE:	December 7, 2016	BY:	/s/ Kathryn Bufano
Kathryn Bufano
President and
Chief Executive Officer
(Principal Executive Officer)

DATE:	December 7, 2016	BY:	/s/ Nancy A. Walsh
Nancy A. Walsh
Executive Vice President—
Chief Financial Officer
(Principal Financial Officer)

DATE:	December 7, 2016	BY:	/s/ Michael W. Webb
Michael W. Webb
Senior Vice President—
Chief Accounting Officer
(Principal Accounting Officer)