Form 10-K
period 2017-01-28
BON TON STORES INC
filed 2017-04-12
CIK 878079

Use these links to rapidly review the document
TABLE OF CONTENT

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended January 28, 2017	Commission File Number 0-19517

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $22.5 million as of the last business day of the registrant's most recently completed second fiscal quarter. For purposes of this calculation only, the registrant has excluded all shares held in the treasury or that may be deemed to be beneficially owned by executive officers and directors of the registrant. By doing so, the registrant does not concede that such persons are affiliates for purposes of the federal securities laws.

         As of March 24, 2017, there were 18,847,991 shares of Common Stock, $.01 par value, and 2,951,490 shares of Class A Common Stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement for the 2017 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference in Part III to the extent described in Part III.

        The Bon-Ton Stores, Inc. operates on a fiscal year, consisting of the 52- or 53-week period ending on the Saturday nearer January 31 of the following calendar year. References to "2016," "2015" and "2014" represent the 2016 fiscal year ended January 28, 2017, the 2015 fiscal year ended January 30, 2016 and the 2014 fiscal year ended January 31, 2015, respectively. References to "2017" represent the 2017 fiscal year ending February 3, 2018.

        References to "the Company," "we," "us," and "our" refer to The Bon-Ton Stores, Inc. and its subsidiaries.

 PART I

Item 1.    Business

Overview

        The Company, a Pennsylvania corporation, was founded in 1898 and is one of the largest regional department store operators in the United States, offering a broad assortment of brand-name fashion apparel and accessories for women, men and children. Our merchandise offerings also include cosmetics, home furnishings and other goods. We currently operate 262 stores in 25 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner's, Boston Store, Carson's, Elder-Beerman, Herberger's and Younkers nameplates, encompassing a total of approximately 24 million square feet.

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

Merchandise

Merchandise Assortment

        Our stores offer a broad assortment of quality fashion apparel and accessories for women, men and children, as well as cosmetics, home furnishings and other goods at moderate and better price points. Our comprehensive merchandise assortment includes nationally distributed brands at competitive prices and unique products at compelling values through our private brands. We further differentiate our merchandise assortment with exclusive products from nationally distributed brands. The following table illustrates our percent of net sales by product category for the last three years:

Merchandise Category	2016	2015	2014
Women's Apparel	24.0%	24.5%	24.6%
Home	17.4	16.9	17.1
Cosmetics	13.8	13.6	13.7
Men's Apparel	12.5	12.3	11.8
Accessories	9.5	9.7	9.9
Footwear	9.3	9.4	9.6
Children's Apparel	6.8	6.9	6.8
Intimate Apparel	3.9	3.9	3.9
Young Contemporary Apparel	2.6	2.6	2.5
Other	0.2	0.2	0.1

Total	100.0%	100.0%	100.0%

Nationally Distributed Brands

        Our nationally distributed brand assortment includes many of the most well-known and popular labels in the apparel, accessories, footwear, cosmetics and home furnishings industries such as Anne Klein, Calvin Klein, Carters, Chaps, Clarks, Clinique, Coach, Estée Lauder, Fossil, Free People, Frye, Jessica Simpson, Kenneth Cole, Keurig, Lancôme, Lauren, Levi's, Michael Kors, Nine West, Polo, Sperry, Steve Madden, UGG, Under Armour and Vince Camuto. We believe these, and other, brands enable us to position our stores as headquarters for fashion, offering both newness and wardrobe staples at competitive prices. We believe we maintain excellent relationships with our merchandise vendors, working collaboratively to select the most compelling assortments for our customers.

Private Brands

        Our exclusive private brands complement our offerings of nationally distributed brands and are a key component of our overall merchandising strategy. Our private brand portfolio includes popular brands such as Laura Ashley, Ruff Hewn, Relativity, Studio Works, Breckenridge, Exertek, Living Quarters, Paradise Collections, Le Tigre, Cuddle Bear, John Bartlett and Casa by Victor Alfaro.

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

        Consistent with industry practice, we receive allowances from some of our vendors in support of the merchandise sold to us that was marked down or otherwise did not allow us to achieve certain margins when sold to our customers. Additionally, we receive advertising allowances and reimbursement of certain payroll expenses from some of our vendors, which primarily represent reimbursements of specific, incremental and identifiable costs incurred to promote and sell the vendors' merchandise.

Marketing and Customer Service

        We are committed to providing our customers with a satisfying shopping experience by offering trend-right fashions, differentiated product, value and convenience. Critical elements of our customer service approach are:

  •
  omnichannel marketing programs designed to promote customer awareness of our fashion, quality and value;

  •
  customer targeting strategies that foster and strengthen long-term relationships;

  •
  frequent shopper promotions for our private label credit card holders; and

  •
  knowledgeable, friendly and well-trained sales associates.

Marketing

        Our strategic marketing initiatives develop and enhance our brand equity and support our position as a leading shopping destination among our target customers. Our multi-faceted marketing program is designed to engage our customers through multiple media channels and allows us to attract new customers and to maintain loyalty with our existing customer base. We are focused on enhancing our media mix strategy to optimize media channel allocations and maximize our return on investment. We will continue to adjust our media mix, leveraging traditional print media as well as broadcast and digital media to support our multi-channel marketing programs. We are expanding our use of highly targeted digital media as well as increasing our investments in social media platforms. We will continue to enhance our efforts with regard to localizing content as well as implementing personalization strategies for email and direct marketing to further increase the relevancy of our marketing messages for individual customers.

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

Private Label Credit Card

        Evidencing our customer satisfaction and loyalty is the high penetration rate of our private label credit card program. We have approximately 3.8 million active private label credit card holders. Our private label credit card program is administered by Comenity Bank, a subsidiary of Alliance Data Systems Corporation ("ADS").

        Our private label credit card loyalty program is designed to cultivate long-term relationships with our customers by offering rewards and privileges to all members, including advanced sales notices, savings and events. The program is designed to promote increased visits to our stores and shopping across multiple departments within our stores.

Customer Service

        We maintain a sales force of knowledgeable and well-trained sales associates to deliver excellent service to our customers. Sales associates are trained in the areas of customer service, selling skills and product knowledge. Our new associates receive computer-based training to deliver an effective, efficient and uniform training experience. In 2017, we will continue to conduct "Customer First" training for all newly-hired associates, a program designed to increase engagement with our customers on the selling floor, and use point-of-sale ("POS") modules as training tools for selling skills, product knowledge and trend updates for our sales associates. We view customer service as a key element of our growth strategy and have identified opportunities to enhance service and deliver meaningful results. To that end, we implemented a training program for our store personnel with a focus on the customer service aspects of our "Let Us Find It" software that provides customer-friendly access to 100% of the Company's available inventory.

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

        We believe that customers are responding favorably to retailers that make it convenient for them to shop on their terms. Our customer order management system, established a solid foundation to support omnichannel sales growth. Our successful "Let Us Find It" program allows our selling associates to use search capabilities to help customers find a brand, size, or color currently not available at a store location, or from our extensive omnichannel assortment for delivery directly to their homes. We expanded our store order fulfillment locations, which provided the ability to better serve our customers by directing omnichannel orders to store locations for fulfillment. Our service strategy is reinforced through the use of technology to foster customer interaction, affording us an opportunity to enhance our brand and broaden our appeal to younger customers. In the fall of 2016, we updated our omnichannel capabilities with new mobile commerce capabilities and to offer our customers the option to "Buy Online Pick Up In-Store" in all locations, adding an additional convenience service. We will continue exploring ways to use new tools and capabilities to make our sales floor more responsive to our customer.

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

Information Technology and Systems

        Our information technology initiatives are focused on (1) continuing the strong growth of our omnichannel business and enabling new growth initiatives, (2) updating systems and business processes with emphasis on enhancing our customers' shopping experience through all channels, (3) strengthening our cybersecurity programs to protect customer, employee, and corporate data, (4) applying advanced analytic techniques in merchant reporting systems to quickly identify sales, margin, merchandise assortment and inventory management opportunities, (5) updating our merchandising and planning systems in support of localization initiatives, (6) improving associate productivity and consistency of process execution and (7) reducing operating costs.

        During 2016, investments in technology infrastructure equipment and software were focused on omnichannel selling systems and operating efficiencies to drive down costs. Our omnichannel sites were updated, including the implementation of new advanced search and navigation capabilities to improve key word accuracy and prioritization, and to permit new product presentation options designed to improve relevancy and conversion. Our mobile site was upgraded to support new mobile applications for our customers and associates. The site is designed and developed using responsive technologies to synchronize mobile functionality with our primary sites in order to deliver a similar experience to our customers regardless of how they access our omnichannel sites. A new mobile application was delivered to our customers to strengthen our capabilities to support this fast growing customer engagement touchpoint. The application delivers promotions directly to customers' mobile devices, provides access to our Your Rewards loyalty program, includes a barcode scanner and more. Customers can simply scan merchandise and be directed to our omnichannel sites to find more colors and sizes, or access our full online assortment anytime they want to shop.

        Another major improvement in our omnichannel capabilities is the introduction of "Buy Online Pick Up In-Store" enabling the convenience of online ordering, and the option to pick up merchandise at a nearby store. Along with improvements at our new West Jefferson fulfillment center, we expanded our store order fulfillment locations, and invested in advanced order sourcing capabilities to better utilize store inventory and manage order shipping costs. A new loyalty program—Love Style Rewards—was introduced for our customers who prefer to use payment methods other than our private label credit card. Our new merchandise sample management system was expanded to integrate with automated item set up processes to further reduce the time between receipt of new merchandise and its availability to sell on omnichannel sites and through in store selling tools.

        We completed our implementation of point to point encryption of card data, card number tokenization and Europay, MasterCard, Visa (EMV) "chip card" technologies, substantially reducing the risks associated with credit card processing. "Guest Networks" are available in all locations where broadband service is available providing our customers Wi-Fi access. Through the use of broadband communications technologies, we have significantly increased our network and cellular capacities, and retained the existing network capability, all focused on improving our customers' experience and our associates' capabilities to serve our customers in a digital marketplace. The new network infrastructure continues to provide lower operating costs. Inventory management programs utilizing radio frequency identification technologies continue to provide value through improved accuracy of footwear and luggage display samples to ensure stock room inventory is always represented on the selling floor.

        In 2017, we will continue business process improvements to improve our customers' shopping experience in store and online. Our focus will remain on improving our omnichannel capabilities, adding new mobile application capabilities and improving operating efficiency.

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

        In addition to inventories to support our store operations, we maintain inventories to support our growing online business. These inventories are administered through similar procurement methods and are staged in our fulfillment center to complete customer orders received from our omnichannel sites and customer orders taken at POS modules in our store locations. We lease an approximately 743,000 square foot highly automated direct-to-consumer fulfillment center to support our growing omnichannel operations. This fulfillment center became fully operational in the fall of 2015. We consolidated our omnichannel fulfillment activity at this site which has significantly expanded our shipping capacity with improved operational efficiency.

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

        We anticipate our 2017 capital expenditures will not exceed $41.9 million (excluding external contributions, primarily leasehold improvement and fixture allowances received from landlords or vendors, of $11.9 million, reducing budgeted net capital investments to $30.0 million). Projects include ongoing store remodels, information technology and store improvements. We believe these investments will drive growth and profitable returns.

        We believe capital investments for information technology are necessary to support our business strategies. We are continually upgrading our information systems to improve efficiency and productivity. Included in the 2017 capital budget are expenditures for numerous information technology projects, most notably efforts to enhance our online presence and omnichannel capabilities, selling tools, merchant reporting and security measures.

Associates

        As of March 24, 2017, we had approximately 23,300 full-time and part-time associates. We employ additional part-time associates during peak selling periods. We believe that our relationship with our associates is good.

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

  •
  Human Resources and Compensation Committee Charter

  •
  Governance and Nominating Committee Charter

  •
  Code of Ethical Standards and Business Practices

Executive Officers

        The following table sets forth certain information regarding our executive officers:

NAME	AGE	POSITION
Tim Grumbacher	77	Chairman of the Board of Directors and Strategic Initiatives Officer
Kathryn Bufano	64	President and Chief Executive Officer and Director
William X. Tracy	62	Chief Operating Officer
Nancy A. Walsh	56	Executive Vice President—Chief Financial Officer
Stephen R. Byers	63	Executive Vice President—Stores, Visual and Loss Prevention
Luis Fernandez	49	Executive Vice President—Chief Marketing Officer
Jimmy Mansker	47	Executive Vice President—Merchandise Planning and Optimization

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

        Consumer spending habits, including spending for the merchandise that we sell, are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, prevailing interest rates and credit terms, housing costs, energy costs, income tax rates and policies, inflation, deflation, consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns may be influenced by consumers' disposable income, credit availability and debt levels. A slowdown in the United States' economy or an uncertain economic outlook could adversely affect consumer spending habits, resulting in lower net sales and gross margin, which would cause reduced annual net profits or increased net losses, including the potential write-down of the current valuation of long-lived assets, intangible assets and deferred tax assets.

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

Reduced consumer traffic in traditional shopping malls could have a material adverse effect on our financial condition and results of operations.

        Customer traffic in our stores is a significant factor in driving sales. We work to increase customer traffic and conversion both in stores and online. There is no assurance that we will be successful in increasing or retaining traffic and conversion levels. In addition, external events outside of our control, including closed anchor store locations, may dissuade customers from visiting shopping malls. There is no assurance that we will be able to reverse any decline in traffic or that increases in online sales will offset any decline in store traffic. We may need to respond to any declines in customer traffic or conversion rates by increasing markdowns or promotions to attract customers, which could adversely impact our financial results.

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

The financial condition of some shopping mall operators could adversely impact our stores.

        As the great majority of our stores are located in malls, we are dependent upon the continued popularity of malls as a shopping destination for our customers. An economic slowdown in the United States could impact shopping mall operators' financial ability to develop new shopping malls and properly maintain existing shopping malls, which could adversely affect our sales. In addition, consolidation of ownership of shopping malls through the merger or acquisition of shopping mall operators may give landlords increased leverage in lease negotiations and adversely affect our ability to control our lease costs.

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

        In addition, vendors and their factors may potentially seek assurances to protect against non-payment of amounts due to them. If we experience declining operating performance, and if we experience severe liquidity challenges, vendors and their factors may demand that we accelerate payment for their products. These demands could have a significant adverse impact on our operating cash flow and result in a severe diminishment of our liquidity.

Our debt could adversely affect our financial condition.

        As of January 28, 2017, we had total debt, including capital lease and financing obligations, of $989.3 million, which is subject to restrictions and financial covenants. Our indebtedness, and the limitations imposed on us by the instruments and agreements governing such indebtedness, could result in events which would have a material adverse effect on our financial condition, liquidity, results of operations and/or business. For example, it could:

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

        Our ability to service our debt depends upon, among other things, our ability to replenish inventory at competitive prices and terms, generate sales and maintain our stores. If we do not generate sufficient cash from our operations to service our debt obligations, we may need to take one or more actions, including refinancing our debt, obtaining additional financing, selling assets, obtaining additional equity capital or reducing or delaying capital expenditures. We cannot be certain that our cash flow will be sufficient to allow us to pay the principal and interest on our debt and meet our other obligations.

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

Our discretion in some matters is limited by the restrictions contained in our debt facilities, which could harm our business, profitability and growth prospects.

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

        If we fail to comply with the financial covenants or the other restrictions contained in our senior secured credit facility or the indentures that govern our second lien senior secured notes, an event of default would occur. An event of default could result in the acceleration of our debt due to the cross-default provisions within our debt agreements. If the debt is accelerated, we would not have, and may not be able to obtain, sufficient funds to repay our debt, which could have a material adverse effect on our business, financial condition and results of operations.

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

        Our business is dependent to a significant degree upon close relationships with our vendors and their factors and our ability to purchase brand name merchandise at competitive prices and terms. The loss of key vendor and factor support could have a material adverse effect on our business. There can be no assurance that we will be able to acquire brand name merchandise at competitive prices or on competitive terms in the future. Additionally, certain merchandise may be allocated by vendors based upon the vendors' internal distribution strategy, which is beyond our control. In addition, if our vendors are unable to access liquidity or become insolvent, they could be unable to supply us with product or continue with their support of our advertising and promotional programs. Any such disruptions could negatively impact our ability to acquire merchandise or obtain vendor allowances in support of our advertising and promotional programs, which in turn could have a material adverse impact on our business, financial condition or results of operations.

Changes in the terms of our private label credit card program could have an adverse effect on our operations.

        Our private label credit card program is operated, under agreement, by ADS. ADS issues our private label credit cards to our customers and we receive a percentage of the net credit sales and outstanding credit balances thereunder. ADS may be unable or unwilling to provide support for our private label credit card program under similar terms or conditions as exist today or our agreement with ADS may be terminated under circumstances in which we are unable to quickly and adequately contract with a comparable replacement vendor causing our customers, who have accounts under our private label credit card program, to not be able to use their cards. Either of these cases would likely result in a decrease in sales, a loss of the revenues attributable to the payments from ADS and an adverse effect on customer goodwill, any or all of which could have a material adverse effect on our business and results of operations.

We might not be able to successfully implement our business strategies.

        We have identified strategies to achieve sales growth and improve our financial performance in the years ahead, such as strategies with regard to merchandising, marketing and customer service. These strategies are described in "Management's Discussion and Analysis—2017 Strategies and Guidance" and in other communications, including our Chief Executive Officer's letter to our shareholders. If we are unable to successfully execute those strategies, our operating results may suffer. Even if we are able to successfully execute our strategies, there can be no assurance that these strategies will necessarily result in our improved financial performance. In addition, the employment of any new approach involves risks and potential increased costs that may prove to be detrimental to our operating results.

Insufficient or ineffective allocation of capital could adversely impact operations and our operating results.

        We depend on cash flow from operations and supplemental borrowings under our credit facility to fund capital spending. If we are unable to generate sufficient cash flows to support our capital needs or if sufficient financing is not available, we may not be able to allocate required capital to remodeling and maintenance of existing stores, the opening of new stores and other capital projects.

We might not be able to develop and maintain a robust omnichannel business and it may operate at a margin lower than our stores.

        One of our strategic initiatives is to further our omnichannel capabilities to coalesce our efforts in stores, online and mobile as we look to engage our customers at all touch points. Omnichannel retailing is rapidly evolving and we must anticipate and meet changing customer expectations. Our omnichannel initiatives include our "Let Us Find It" and "Buy Online Pick Up In-Store" programs. In addition, we continue to explore ways to enhance our customers' omnichannel shopping experience. These initiatives involve significant investments in technology and significant operational changes. In addition, our competitors are also investing in omnichannel initiatives, some of which may be more successful than our initiatives. If the implementation of our omnichannel initiatives is not successful or does not meet customer expectations, we may not realize a return on our omnichannel investments and our reputation and operating results may be adversely affected.

        Over the past several years, our omnichannel sales have increased significantly, but generate a lower margin than do our stores-only sales. This difference in profitability is due to a number of factors within our omnichannel business, including the cost to ship merchandise to customers and the competitive pressures to offer free or reduced shipping on many orders, and the significant cost to provide and maintain the infrastructure and systems necessary to operate our omnichannel business. There is no assurance that, in light of these factors, our omnichannel business can be operated at profitability levels historically seen in stores sales.

A shutdown or disruption of operations in our distribution or fulfillment centers would have an adverse effect on the Company's business and operations.

        Although we believe that we have appropriate contingency plans, including fulfillment of omnichannel orders through stores and the ability of any of our distribution centers to service additional stores, unforeseen disruptions in operations at our distribution or fulfillment centers due to fire, weather or natural disasters or other events, may result in the loss of inventory, delays in fulfilling online orders and disruption of the supply of goods to stores, which would adversely impact our sales.

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

        Our business is dependent upon attracting and retaining quality associates. As is common with most retailers, a significant number of our associates are in entry level or part-time positions with historically high rates of turnover. In addition, our staffing needs are highest during the holiday season when competition for these associates is intense. We must continue to meet our labor needs while controlling labor and benefit (including healthcare) costs. These costs are subject to external factors such as unemployment levels, prevailing wage rates, Federal, state and local minimum wage legislation, health reform legislation, changing demographics and changes in Federal overtime pay rules. Any of these factors could increase our employment costs and could have an adverse effect on our operating results and financial condition.

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

        It is difficult to predict what and how much merchandise consumers will want. A substantial part of our business is dependent upon our ability to make correct trend decisions. Failure to accurately predict constantly changing consumer tastes, spending patterns and other lifestyle decisions, particularly given the long lead times for ordering much of our merchandise, could adversely affect our long-term relationships with our customers. We focus on inventory levels and balance these levels with inventory plans and reviews of trends; however, if our inventories become too large, we may have to "mark down" or decrease our sales prices, and we may be required to sell a significant amount of unsold inventory at discounted prices or even below cost.

An inability to find qualified domestic and international vendors who will provide merchandise at a reasonable cost could adversely affect our business.

        The products we sell are sourced from a wide variety of domestic and international vendors. The availability of products and the ultimate costs of buying and selling these products, including advertising and promotional costs, are not completely within our control and could increase our merchandise and operating costs. Additionally, costs and other factors specific to imported merchandise, such as trade restrictions, taxes, tariffs, currency exchange rates and transport capacity and costs, are beyond our control and could restrict the availability of imported merchandise or significantly increase the costs of our merchandise and adversely affect our business, financial condition and results of operations.

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

        Because a significant portion of our business is apparel sales and subject to weather conditions in our markets, our operating results may be unexpectedly and adversely affected by inclement weather. Frequent or unusually heavy snow, ice or rain storms might make it difficult for our customers to travel to our stores or, in particularly adverse conditions, our stores might be subject to temporary closings, thereby reducing our sales and profitability. Extended periods of unseasonable temperatures in our markets, such as unusually warm weather during the holiday season, could render a portion of our inventory incompatible with those unseasonable conditions, reduce sales and adversely affect our business.

The ownership and leasing of significant amounts of real estate expose us to possible liabilities.

        We currently own or lease 262 stores, which subjects us to the risks associated with owning and leasing real estate. In particular, because of changes in the investment climate for real estate, the value of a property could decrease or operating costs could increase. Our store leases generally require us to pay a fixed minimum rent and a variable amount based on a percentage of sales at that location. These leases generally do not allow for termination prior to the end of the lease term without economic consequences. If a store is not profitable and we make the decision to close it, we may remain committed to perform certain obligations under the lease, including the payment of rent, for the balance of the lease term. In addition, as each of the leases expires, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. If an existing owned store is not profitable, we may be required to record an impairment charge and/or exit costs if we make a decision to close that store. In addition, lease or other obligations may restrict our right to cease operations of an unprofitable owned or leased store, which may cause us to continue to operate the location at a loss. A decline in real estate values could also have an adverse effect on our borrowing availability under our senior secured credit facility.

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

        Our results of operations could be adversely affected by new legal requirements, including the Affordable Care Act and any replacement or modification thereof, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and potential legislation or regulations such as global and domestic greenhouse gas emission requirements and increased state or federal minimum wage requirements. The financial impact of these new legal requirements cannot be determined with certainty. New laws or regulations may result in increased direct costs to us for compliance or may cause our vendors to raise prices to us because of increased compliance costs or reduced availability of raw materials.

An unfavorable outcome to a potential litigation claim could have a material adverse effect on our business, financial condition and results of operations.

        In the ordinary course of business, we may be involved in lawsuits and regulatory actions. We are impacted by trends in litigation, including, but not limited to, intellectual property matters and class-action allegations brought under various consumer protection and employment laws. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceeding. An unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceeding, claims brought against us could result in substantial costs and may require that we devote substantial resources to our defense.

Failure to successfully maintain and update information technology systems and enhance existing systems may adversely affect our business.

        To keep pace with changing technology, we must continuously provide for the design and implementation of new information technology systems and enhancements of our existing systems. Any failure to adequately maintain and update the information technology systems supporting our sales operations, website, mobile application or inventory control could prevent us from processing and delivering merchandise, which could adversely affect our business, financial condition and results of operations.

Operational disruptions in our information systems may adversely affect our business.

        The efficient operation of our business is dependent on our information systems. We rely on our information systems to manage sales, distribution, merchandise planning and allocation functions. We also generate sales through the operations of our website and mobile application. If our systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them and we may suffer interruptions in our operations in the interim. Any material interruption in our computer operations may have a material adverse effect on our business or results of operations.

A security breach that results in the unauthorized disclosure of customer, employee or Company information could adversely affect our business, reputation and financial condition.

        The protection of customer, employee and Company data is critical to us. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and changing requirements. These new and changing requirements could impose significant costs on our business. In addition, customers have an expectation that we will adequately protect their personal information. Although we believe we have appropriate security measures in place, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Recent retail industry data breaches highlight the risks and costs of these threats. A significant breach of customer, employee or Company data could damage our reputation and affect our business operations and result in lost sales, fines, lawsuits, government investigations or enforcement actions as well as significant legal and professional services costs.

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

Use of social media may adversely impact our reputation or subject us to fines or other penalties.

        There has been a substantial increase in the use of social media platforms, including blogs, social media websites and other forms of internet-based communications, which allow individual's access to a broad audience of consumers and other interested persons. Consumers value readily available information concerning retailers and their goods and services and often act on such information without further investigation and without regard to its accuracy. Information concerning us may be posted on social media platforms at any time and may be adverse to our reputation or business. The harm may be immediate without affording us an opportunity for redress or correction. Damage to our reputation could result in declines in customer loyalty and sales, affect our vendor relationships, development opportunities and associate retention and otherwise adversely affect our business.

        As laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our associates or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could adversely impact our reputation or subject us to fines or other penalties.

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

Natural disasters, war, acts of terrorism, other armed conflicts and public health issues may adversely impact our business.

        The occurrence of, or threat of, a natural disaster, war, acts of terrorism, other armed conflicts and public health issues could disrupt our operations, disrupt international trade and supply chain efficiencies, suppliers or customers or result in political or economic instability. If commercial transportation is curtailed or substantially delayed our business may be adversely impacted, as we may have difficulty shipping merchandise to our distribution centers, fulfillment centers, stores or directly to customers. As a result of the occurrence of, or threat of, a natural disaster or acts of terrorism in the United States, we may be required to suspend operations in some or all of our stores, which could have a material adverse impact on our business, financial condition and results of operations.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We currently operate 262 stores in 25 states, encompassing approximately 24 million square feet. We own 25 stores, have ground leases on seven stores and lease 230 stores.

        We operate under seven nameplates, as follows:

Nameplate	Stores	States
Bon-Ton	60	Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Vermont, West Virginia
Carson's	52	Illinois, Indiana, Michigan
Younkers	49	Illinois, Iowa, Michigan, Minnesota, Nebraska, South Dakota, Wisconsin
Herberger's	44	Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, North Dakota, South Dakota, Utah, Wisconsin, Wyoming
Elder-Beerman	31	Indiana, Kentucky, Michigan, Ohio, West Virginia, Wisconsin
Boston Store	14	Wisconsin
Bergner's	12	Illinois

        Our corporate headquarters are located in York, Pennsylvania, where the majority of our administrative and sales support functions reside, and in Milwaukee, Wisconsin, where our merchandising and marketing functions are located. We own a distribution center located in Rockford, Illinois, and we lease two distribution centers located in Allentown, Pennsylvania, and Fairborn, Ohio. We have a furniture warehouse attached to our Naperville, Illinois store. We lease a fulfillment center in West Jefferson, Ohio to support our omnichannel operations.

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

	2016		2015
	High	Low	High	Low
1st Quarter	$2.82	$1.54	$7.60	$4.60
2nd Quarter	2.35	1.36	7.21	4.24
3rd Quarter	1.76	1.37	4.44	2.98
4th Quarter	1.89	1.27	3.28	1.21

        On March 24, 2017, we had 187 shareholders of record of common stock and one shareholder of record of Class A common stock.

        Pursuant to our senior secured credit facility agreement, any dividends paid may not exceed $10.0 million in any year or $30.0 million during the term of the agreement, which expires on December 12, 2018; however, additional dividends may be paid subject to meeting other requirements. In addition, pursuant to the indentures that govern our second lien senior secured notes maturing in 2021, any dividends declared and paid may not exceed $0.40 per share in any year. Additional dividends may be paid pursuant to the indentures subject to meeting other requirements. In 2015 we paid a dividend of $0.05 per share on Class A common stock and common stock in all four quarters. No cash dividends were paid in 2016. Our Board of Directors may consider dividends in subsequent periods as it deems appropriate.

 STOCK PERFORMANCE GRAPH

        The following graph compares the yearly percentage change in the cumulative total shareholder return on the Company's common stock from January 28, 2012 through January 28, 2017, to the cumulative total return on the NASDAQ OMX Global Index ("OMX Global Index") for the NASDAQ Stock Market (U.S. Companies) and the NASDAQ Retail Trade Stocks Index. The comparison assumes $100 was invested on January 28, 2012 in the Company's common stock and in each of the foregoing indices and assumes the reinvestment of any dividends.

DATE	NASDAQ	NASDAQ RETAIL	BON-TON
1/28/12	100.00	100.00	100.00
2/2/13	117.75	124.08	332.46
2/1/14	142.85	150.31	275.63
1/31/15	161.30	185.35	143.36
1/30/16	157.41	195.21	46.44
1/28/17	193.09	214.94	34.69

Item 6.    Selected Financial Data

        (In thousands, except per share, comparable stores data and number of stores)

	2016	%	2015	%	2014	%	2013	%	2012	%
Statement of Operations Data(1):
Net sales	$2,600,592	100.0	$2,717,691	100.0	$2,756,237	100.0	$2,770,068	100.0	$2,919,411	100.0
Other income	73,759	2.8	71,806	2.6	66,659	2.4	63,992	2.3	59,425	2.0
Gross profit	922,866	35.5	941,976	34.7	983,284	35.7	1,001,396	36.2	1,045,521	35.8
Selling, general and administrative expenses	880,628	33.9	905,652	33.3	907,036	32.9	899,363	32.5	936,175	32.1
Gain on insurance recovery	—	—	(1,356)	(0.0)	(10,779)	(0.4)	—	—	—	—
Depreciation and amortization	92,194	3.5	91,783	3.4	90,118	3.3	85,872	3.1	88,276	3.0
Amortization of lease-related interests	4,209	0.2	4,245	0.2	4,542	0.2	4,543	0.2	4,696	0.2
Impairment charges	17,023	0.7	3,632	0.1	2,492	0.1	6,230	0.2	5,800	0.2
Income from operations	2,571	0.1	9,826	0.4	56,534	2.1	69,380	2.5	69,999	2.4
Interest expense, net	66,824	2.6	62,546	2.3	61,736	2.2	68,587	2.5	82,839	2.8
Loss on exchange/extinguishment of debt	752	0.0	6,208	0.2	153	0.0	4,433	0.2	8,485	0.3
Loss before taxes	(65,005)	(2.5)	(58,928)	(2.2)	(5,355)	(0.2)	(3,640)	(0.1)	(21,325)	(0.7)
Income tax (benefit) provision(2)	(1,586)	(0.1)	(1,875)	(0.1)	1,619	0.1	(84)	(0.0)	228	0.0
Net loss	(63,419)	(2.4)	(57,053)	(2.1)	(6,974)	(0.3)	(3,556)	(0.1)	(21,553)	(0.7)
Per share amounts—
Basic:
Net loss	$(3.18)		$(2.90)		$(0.36)		$(0.19)		$(1.16)
Diluted:
Net loss	$(3.18)		$(2.90)		$(0.36)		$(0.19)		$(1.16)
Cash dividends declared per share	$—		$0.15		$0.20		$0.20		$0.20
Balance Sheet Data (at end of period) :
Working capital	$460,901		$471,702		$430,602		$402,513		$364,533
Total assets(3)	1,505,063		1,550,626		1,584,766		1,552,249		1,615,701
Long-term debt, including capital lease and financing obligations(3)	982,634		982,669		888,012		844,134		817,844
Shareholders' (deficit) equity	(22,781)		34,916		87,648		127,956		110,606
Selected Operating Data:
Total sales change	(4.3)%		(1.4)%		(0.5)%		(5.1)%		1.2%
Comparable stores sales change(4)	(3.8)%		(1.3)%		0.2%		(4.2)%		0.5%
Comparable stores data(4):
Sales per selling square foot	$126		$131		$132		$130		$135
Selling square footage	20,318,809		20,374,251		20,617,700		20,943,800		21,153,000
Capital expenditures	$54,621		$84,675		$90,707		$77,336		$73,770
Number of stores:
Beginning of year	268		270		270		271		274
Additions	—		—		3		4		1
Closings	(5)		(2)		(3)		(5)		(4)
End of year	263		268		270		270		271

(1)
2012 reflects the 53 weeks ended February 2, 2013. All other periods presented include 52 weeks.

(2)
The effective tax rate in fiscal years 2012 through 2016 largely reflects the Company's valuation allowance position against all net deferred taxes.

(3)
Effective January 31, 2016, we adopted Accounting Standards Update ("ASU") No. 2015-03, Interest-Imputation of Interest ("ASU 2015-03") and ASU No. 2015-15 (an amendment to ASU 2015-03) and retrospectively applied their provisions. The standards require that debt issuance costs related to a recognized debt liability, other than those relating to line-of-credit arrangements, be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.

(4)
Comparable stores data (sales change, sales per selling square foot and selling square footage) reflects stores open for the entire current and prior fiscal year and includes sales from the Company's omnichannel operations and sales in clearance centers.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

        We compete in the department store segment of the U.S. retail industry. Founded in 1898, the Company is one of the largest regional department store operators, currently operating 262 stores in 25 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner's, Boston Store, Carson's, Elder-Beerman, Herberger's and Younkers nameplates. Our stores are predominantly located in fashion-oriented shopping malls and lifestyle centers, encompassing a total of approximately 24 million square feet and offering a broad assortment of national brand and exclusive private brand fashion apparel and accessories for women, men and children as well as cosmetics, home furnishings and other goods. The Company had net sales of $2.6 billion in 2016.

        Our operations are impacted by, among other things, macroeconomic conditions that affect our customers and our business, competitive pressures, new technologies, and, ultimately, our responsiveness to these economic and competitive challenges and successful employment of beneficial technologies. In 2016, we achieved goals related to our omnichannel business, targeted marketing campaigns, differentiated merchandise assortment and expense savings. Our accomplishments included the following:

  •
  We focused our efforts on several growth areas including activewear, denim, fine jewelry, men's big and tall, contemporary plus and furniture. We also introduced or further rolled out a number of key brands including Under Armour, Polo, Vera Bradley, Calvin Klein, Tommy Hilfiger and UGG, all of which were met with strong response. In addition, we continued to deliver a compelling assortment of private brands that offer great quality, price and exclusivity to our customers.

  •
  We achieved double-digit growth in omnichannel sales. We rolled out our "Buy Online Pick Up In-Store" initiative to all stores, continued enhancing the customer's experience with our "Let Us Find It" initiative and expanded our store fill capabilities, enabling us to better satisfy customer needs while also making the most efficient use of our inventory. We enhanced our omnichannel platform to optimize the website based on the device our customers are using and enhanced the speed at which customers can access our products.

  •
  We launched our Close to Home program in the third quarter, which features locally made products. We expanded it to 45 locations by the end of the year with strong early success.

  •
  We increased the penetration of our private label credit card sales by 360 basis points to 55.1% of total sales. We also launched our new Love Style Rewards loyalty program for non-private label credit card customers.

  •
  We exceeded our expense reduction target of non-customer facing expense savings.

  •
  We added furniture to 26 doors, which saw strong performance, and we continued to focus on enhancing our home offerings.

  •
  We successfully retired our 10 5/8% second lien senior secured notes and repaid its outstanding principal amount of $57 million in advance of the July 2017 maturity date.

2017 Strategies and Guidance

        We believe that we are well-positioned for fiscal 2017 as we continue to build on strategic priorities and drive the business forward. We will remain focused on our omnichannel business, refining our marketing strategies, further evolving our merchandise assortment, reducing our costs and maintaining inventory controls. We are focused on the successful execution of the following strategic initiatives:

  •
  We will continue to evolve our merchandise assortment to emphasize our growth categories. We will roll out Under Armour kids and footwear to all doors this year and expand our offering in brands such as UGG, Vera Bradley and Jones New York, all of which have proven to be customer favorites. We will continue our furniture expansion, with an additional 10 furniture doors in the first half of 2017, and converting one existing location into a furniture gallery.

  •
  We will refine our marketing strategies with an emphasis on traffic driving initiatives. We plan to triple our Close to Home shops in 2017, bringing more localized content to 150 locations by year end. Also, we expect to increase the number of in-store special events.

  •
  We plan to reward our loyal private label credit card members by adding a VIP event in the spring and a second event in the fall, as we saw strong response to a similar event last fall. We are working to update our POS system and have launched a new application, both of which will facilitate easier and faster private label credit card signups.

  •
  We expect to implement a profit improvement center to generate plans for increasing efficiency and productivity. Also, we will incur additional cost savings from initiatives put in place during 2016.

  •
  We will continue to carefully manage inventory, ensuring that inventory levels do not exceed sales trends.

  •
  We will continue to enhance our omnichannel capabilities to ensure we serve our customer wherever, whenever and however she shops. We will invest in our omnichannel operations to combine the digital world with our portfolio of stores to improve both shopping experiences.

        In 2017, we expect loss per diluted share in a range of $2.08 to $2.59. On March 14, 2017, we provided the following assumptions with respect to our 2017 guidance:

  •
  A comparable sales decrease ranging from 2.0% to 3.0% (which excludes sales from the 53rd week in 2017);

  •
  A gross margin rate ranging from a 10 to 20 basis-point increase over the 2016 rate of 35.5%;

  •
  SG&A dollars ranging from $864 million to $866 million (approximately $10 million of which is attributable to the addition of the 53rd week in 2017) compared to SG&A of $880.6 in fiscal 2016;

  •
  Capital expenditures not to exceed $30.0 million, net of external contributions; and

  •
  An estimated 20.3 million weighted average shares outstanding.

Results of Operations

        The following table summarizes changes in our selected operating indicators, illustrating the relationship of various income and expense items to net sales for each year presented (components may not add or subtract to totals because of rounding):

	Percent of Net Sales
	2016	2015	2014
Net sales	100.0%	100.0%	100.0%
Other income	2.8	2.6	2.4

	102.8	102.6	102.4

Costs and expenses:
Costs of merchandise sold	64.5	65.3	64.3
Selling, general and administrative	33.9	33.3	32.9
Gain on insurance recovery	—	—	(0.4)
Depreciation and amortization	3.5	3.4	3.3
Amortization of lease-related interests	0.2	0.2	0.2
Impairment charges	0.7	0.1	0.1

Income from operations	0.1	0.4	2.1
Interest expense, net	2.6	2.3	2.2
Loss on extinguishment of debt	—	0.2	—

Loss before income taxes	(2.5)	(2.2)	(0.2)
Income tax (benefit) provision	(0.1)	(0.1)	0.1

Net loss	(2.4)%	(2.1)%	(0.3)%

2016 Compared with 2015

        Net sales:    Net sales in 2016 were $2.601 billion, a decrease of 4.3% from sales of $2.718 billion in 2015. Comparable store sales decreased 3.8% in 2016, largely due to negative mall traffic trends.

        The best performing merchandise categories in the period were Furniture (included in Home), Active Sportswear (included in Women's Apparel) and Men's Sportswear (included in Men's Apparel). Sales in Furniture increased through the expansion of merchandise to additional doors and sales increases in mattresses. Active Sportswear benefited from sales increases in key brands. Men's Sportswear primarily benefited from growth in our activewear business and the reintroduction of certain product categories.

        The poorest performing categories in the period were Better Sportswear and Petites' Sportswear (both included in Women's Apparel) and Accessories. Better Sportswear was adversely impacted by slow sales in certain traditional brands. Sales in Petites' Sportswear have been challenged as certain brands are exiting this segment. Unseasonal weather hampered sales in Accessories.

        Other income:    Other income was $73.8 million, or 2.8% of net sales, in 2016 as compared with $71.8 million, or 2.6% of net sales, in 2015. The increase primarily reflects increased revenues from our private label credit card program.

        Costs and expenses:    Gross margin dollars decreased $19.1 million to $922.9 million due to the sales decrease. However, the gross margin rate increased 83 basis points to 35.5% of net sales in 2016. This increase was primarily due to reduced markdowns and lower delivery and distribution costs.

        SG&A expense decreased to $880.6 million in 2016 as compared with $905.7 million in 2015. The $25.0 million decrease was largely driven by cost savings initiatives implemented throughout the year, partially offset by related severance costs and consulting fees, as well as higher medical claims and increased marketing expenditures. The 2016 expense rate, 33.9% of net sales, increased 54 basis points over that of the prior year as a result of decreased sales volume in 2016.

        Gain on insurance recovery of $1.4 million in 2015 related to a fire at one of our stores in November 2014. See Note 12 in the Notes to Consolidated Financial Statements.

        Depreciation and amortization expense and amortization of lease-related interests increased $0.4 million to $96.4 million in 2016.

        In 2016, we recorded $14.0 million of non-cash impairment charges which resulted in a reduction in the carrying amount of certain store properties due to their marginal operating performance. We recorded charges of $1.8 million of non-cash impairment charges which resulted in a reduction in the carrying amount of certain store properties due to their marginal operating performance in 2015. See Notes 2 and 3 in the Notes to Consolidated Financial Statements.

        We recorded non-cash impairment charges of $3.0 million in 2016 related to the reduction in the value of three indefinite-lived trade names and four indefinite-lived private label brand names. In 2015, we recorded non-cash impairment charges of $1.8 million related to the reduction in the value of three indefinite-lived trade names and one indefinite-lived private label brand name. See Notes 2 and 4 in the Notes to Consolidated Financial Statements.

        Interest expense, net:    Net interest expense in 2016 was $66.8 million, or 2.6% of net sales, as compared with $62.5 million, or 2.3% of net sales, in 2015. The $4.3 million increase primarily reflects higher interest rates.

        Loss on extinguishment of debt:    In 2016, we recorded a $0.7 million loss on extinguishment of debt related to the write-off of certain deferred financing fees in connection with the amendment to the Second Amended and Restated Loan and Security Agreement (the "Second Amended Revolving Credit Facility"). In 2015, we recorded a $6.2 million loss on extinguishment of debt related to the early termination of our mortgage facility.

        Income tax benefit:    The effective tax rate in each of 2016 and 2015 largely reflects our valuation allowance position against all net deferred tax assets. The $1.6 million income tax benefit in 2016 includes a $2.2 million benefit from the loss on continuing operations, which was offset by income tax expense on other comprehensive income, and was partially offset by the recognition of deferred tax liabilities associated with indefinite-lived assets. The $1.9 million income tax benefit in 2015 includes a $2.9 million benefit from the loss on continuing operations, which was offset by income tax expense on other comprehensive income, and was partially offset by the recognition of deferred tax liabilities associated with indefinite-lived assets.

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

        Other income:    Other income was $71.8 million, or 2.6% of net sales, in 2015 as compared with $66.7 million, or 2.4% of net sales, in 2014. The increase primarily reflects increased revenues from our private label credit card program.

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

Liquidity and Capital Resources

        At January 28, 2017, we had $6.7 million in cash and cash equivalents and $233.8 million available under our Second Amended Revolving Credit Facility (before taking into account the minimum borrowing availability covenant, which was $75.0 million as of January 28, 2017). Excess availability was $251.9 million as of the comparable prior year period. The unfavorable excess availability comparison reflects increased direct borrowings to support our operations and, in part, to repay our 10 5/8% second lien senior secured notes, partially offset by an increased borrowing base.

        Typically, cash flows from operations are impacted by consumer confidence, weather in the geographic markets served by the Company and economic and competitive conditions existing in the retail industry; a downturn in any single factor or a combination of factors could have a material adverse impact upon our ability to generate sufficient cash flows to operate our business. While the current economic uncertainty affects our assessment of short-term liquidity, we consider our resources (cash flows from operations supplemented by borrowings under the credit facility) adequate to satisfy our cash needs for 12 months from issuance of the financial statements. While there can be no assurances, management believes there will be sufficient liquidity to cover our short-term funding needs.

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

        Cash provided by (used in) our operating, investing and financing activities is summarized as follows:

(Dollars in millions)	2016	2015	2014
Operating activities	$59.0	$17.8	$46.6
Investing activities	(54.5)	2.4	(85.4)
Financing activities	(4.6)	(22.1)	40.4

        The increase in net cash provided by operating activities in 2016, as compared with 2015 is primarily due to the $31.4 million favorable change in cash flows from working capital. The improvement in cash flows from working capital is largely due to a favorable cash flow variance from accounts payable of $56.7 million, partially offset by an unfavorable cash flow variance of $36.0 million in cash flows from inventory. The decrease in net cash provided by operating activities in 2015, as compared with 2014, primarily reflects the $50.1 million increase in net loss partially offset by a $8.5 million favorable change in cash flows from working capital. The improvement in cash flows from working capital is largely due to an increase in cash flows from inventory of $48.5 million, partially offset by an unfavorable variance of $40.0 million in cash flows from accounts payable.

        The net cash used in investing activities for 2016 primarily reflects $54.6 million of cash used to fund capital expenditures. The net cash provided by investing activities for 2015 reflects $84.0 million of proceeds from the sale of assets related to a sale-leaseback transaction and insurance proceeds of $1.7 million as a result of a fire at one of our stores. These cash proceeds were partially offset by cash used to fund capital expenditures. Capital expenditures totaled $54.6 million, $84.7 million and $90.7 million in 2016, 2015 and 2014, respectively; these expenditures do not reflect reductions for external contributions (primarily leasehold improvement and fixture allowances received from landlords or vendors) of $23.1 million, $10.5 million and $15.1 million in 2016, 2015 and 2014, respectively. In 2016, we allocated capital to store renovations to support our strategic initiatives, store improvements and information technology. We anticipate our 2017 capital expenditures will not exceed $41.9 million (excluding external contributions, primarily leasehold improvements and fixture allowances received from landlords or vendors, of $11.9 million, reducing budgeted net capital investments to $30.0 million).

Projects include ongoing store remodels, information technology and store improvements. We believe these investments will drive growth and profitable returns.

        The favorable change in cash outflow of financing activities from 2015 to 2016 primarily reflects an increase in book overdraft balances and no cash dividend payments in 2016. The net cash used in financing activities in 2015 primarily reflects the repayment of the mortgage facility, partially offset by increased net borrowings to support current year operating activities. The net cash provided by financing activities in 2014 primarily reflects net borrowings to support operating activities.

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

        During 2015, pursuant to the terms of commitment increase letter acknowledgments, the Tranche A revolving commitments under the Second Amended Revolving Credit Facility were increased from $575.0 million to $730.0 million. This brought total revolving commitments under the Second Amended Revolving Credit Facility to $830.0 million.

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

        On August 15, 2016, the Obligors entered into a Fourth Amendment (the "Fourth Amendment") to the Second Amended Revolving Credit Facility which, among other changes, increased lender commitments under the A-1 Tranche of the Second Amended Revolving Credit Facility to $150.0 million from the previous $100.0 million. This brought total commitments under the Second Amended Revolving Credit Facility to $880.0 million (including a $150.0 million sub-line for letters of credit and $75.0 million for swing line loans).

        The Second Amended Revolving Credit Facility provides that the Borrowers may make requests to increase the commitments up to $950.0 million in the aggregate upon the satisfaction of certain conditions, provided that the lenders are under no obligation to provide any such increases.

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

        Borrowings under the Second Amended Revolving Credit Facility bear interest at either (1) Adjusted LIBOR (equal to the London Interbank Offered Rate for an interest period selected by the Borrowers) plus an applicable margin or (2) a base rate (based on the highest of (a) the Federal Funds Rate plus 0.5%, (b) the Bank of America prime rate and (c) Adjusted LIBOR based on an interest period of one month plus 1.0%) plus the applicable margin. Following the Fourth Amendment, the applicable margins in respect of the Tranche A-1 facility are 9.5% for LIBOR loans and 8.5% for base rate loans; there is also a 1% LIBOR floor utilized when determining Adjusted LIBOR for that Tranche. The applicable margins in respect of the Tranche A facility continue to be based upon the excess availability under the Second Amended Revolving Credit Facility.

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

        The first financial covenant contained in the Second Amended Revolving Credit Facility requires that the minimum excess availability be an amount greater than or equal to the greater of (1) 10% of the lesser of: (a) the aggregate commitments at such time and (b) the aggregate borrowing base at such time and (2) $75.0 million. The Fourth Amendment added a second financial covenant which stipulates that, if at any time on or after January 29, 2017 and for so long as excess availability under the Second Amended Revolving Credit Facility is less than 20% of the lesser of (a) the aggregate commitments at such time and (b) the aggregate borrowing base at such time, the fixed charge coverage ratio shall be at least 1.00 to 1.00. The affirmative covenants include requirements that the Obligors and their subsidiaries provide the lenders with certain financial statements, forecasts and other reports, borrowing base certificates and notices; comply with various federal, state and local rules and regulations, their organizational documents and their material contracts; maintain their properties; and take certain actions with respect to any future subsidiaries. In addition, there are certain limitations on the Obligors and their subsidiaries, including limitations on any debt the Obligors may have in addition to the existing debt and the terms of that debt; acquisitions, joint ventures and investments; mergers and consolidations; dispositions of property; dividends by the Obligors or their subsidiaries (dividends paid may not exceed $10.0 million in any year or $30.0 million during the term of the agreement; however, additional dividends may be paid subject to meeting other requirements); transactions with affiliates; changes in the business or corporate structure of the Obligors or their subsidiaries; prepaying, redeeming or repurchasing certain debt; changes in accounting policies or reporting practices, unless required by generally accepted accounting principles; and speculative transactions. The Second Amended Revolving Credit Facility also provides that it is a condition precedent to borrowing that no event has occurred that could reasonably be expected to have a material adverse effect, as defined in the agreement, on the Company. If the Company fails to comply with the financial covenants or the other restrictions contained in the Second Amended Revolving Credit Facility or with the indentures that govern the second lien senior secured notes, an event of default would occur. An event of default could result in the acceleration of the Company's debt due to the cross-default provisions within the debt agreements. The borrowing base calculation under the Second Amended Revolving Credit Facility contains an inventory advance rate subject to periodic review at the lenders' discretion.

        As of January 28, 2017, we had borrowings under the Second Amended Revolving Credit Facility of $506.7 million, with $233.8 million of borrowing availability (before taking into account the minimum borrowing availability covenant) and letter-of-credit commitments of $4.9 million. Our average and peak month-end borrowings under the Second Amended Revolving Credit Facility were $470.0 million and $601.9 million, respectively, in 2016.

        On November 29, 2016, we redeemed all of our outstanding 10 5/8% second lien senior secured notes due 2017 with borrowings under our Second Amended Revolving Credit Facility. As of January 28, 2017, our long-term debt included $350.0 million aggregate principal amount of our 8.00% second lien senior secured notes due 2021. We may from time to time seek to redeem or repurchase outstanding second lien senior secured notes. Such repurchases or redemptions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

        Aside from planned capital expenditures, our primary cash requirements will be to service debt and finance working capital increases during peak selling seasons.

Contractual Obligations and Commitments

        The following tables reflect our contractual obligations and commitments as of January 28, 2017:

Contractual Obligations

	Payment due by period
(Dollars in thousands)	Total	Within 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Long-term debt(1)(2)	$982,689	$28,000	$562,689	$392,000	$—
Capital lease and financing obligations(2)(3)	220,226	16,095	30,759	31,703	141,669
Service agreements	40,252	13,294	19,130	7,828	—
Operating leases(3)	578,532	87,708	159,939	128,759	202,126
Private Brand agreements	27,166	13,118	14,048	—	—

Totals	$1,848,865	$158,215	$786,565	$560,290	$343,795

(1)
Debt within the "1-3 Years" column includes the Company's Second Amended Revolving Credit Facility, of which Tranche A expires on December 12, 2018 and Tranche A-1 expires on the earlier of (a) March 15, 2021 and (b) the expiration date of Tranche A. The outstanding principal balance of the Second Amended Revolving Credit Facility and the interest rate applicable to the outstanding principal balance as of January 28, 2017 were $506,689 and 5.1%, respectively.

(2)
Includes interest, except for interest on the Company's Second Amended Revolving Credit Facility, which is calculated on a variable basis (see footnote 1).

(3)
Represents future minimum lease payments for noncancelable leases, including renewals determined to be reasonably assured. Future minimum lease payments have not been reduced for sublease income.

        In addition, we expect to make cash contributions to our supplementary pension plans and the postretirement medical and life insurance benefit plan in the amount of $0.8 million, $0.8 million, $0.7 million, $0.7 million and $0.6 million in 2017, 2018, 2019, 2020 and 2021, respectively, and $2.4 million in the aggregate for the five years thereafter.

        We presently do not anticipate making a contribution to the qualified defined benefit pension plan in 2017, but we may choose to do so in our discretion. Note 9 in the Notes to Consolidated Financial Statements provides a more complete description of our benefit plans.

        We have not included in the contractual obligations above $10.4 million of long-term net deferred tax liabilities. These liabilities may increase or decrease over time and we cannot reliably estimate the period of any cash settlement with the respective taxing authorities.

Commitments

	Amount of expiration per period
(Dollars in thousands)	Total	Within 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Documentary letters of credit	$199	$199	$—	$—	$—
Standby letters of credit	4,690	4,690	—	—	—

Totals	$4,889	$4,889	$—	$—	$—

        Documentary letters of credit are primarily issued to support the purchasing of merchandise, which includes our private brand goods. Standby letters of credit are primarily issued as collateral for obligations related to general liability and workers' compensation insurance, importation of private brand goods and other general corporate purposes.

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

        As of January 28, 2017 and January 30, 2016, approximately 31% of the Company's merchandise inventories were valued using a first-in, first-out ("FIFO") cost basis and approximately 69% of merchandise inventories were valued using a last-in, first-out ("LIFO") cost basis. There was no effect on costs of merchandise sold for LIFO valuations in 2016, 2015 and 2014. If the FIFO method of inventory valuation had been used for all inventories, the Company's merchandise inventories would have been lower by $6.8 million at January 28, 2017 and January 30, 2016 due to the Company having recognized prior years' cost increases associated with its LIFO calculations. The Company's LIFO calculations yielded inventory increases due to deflation reflected in price indices used. The LIFO method values merchandise sold at the cost of more recent inventory purchases (which the deflationary indices indicated to be lower), resulting in the general inventory on-hand being carried at the older, higher costs. Given these higher values and the promotional retail environment, the Company has reduced the carrying value of its LIFO inventories to an estimated realizable value, with reductions of $55.1 million to offset the $62.0 million cumulative inventory increases generated by its computation of LIFO inventory as of January 28, 2017 and with reductions of $55.8 million to offset the $62.6 million cumulative inventory increases generated by its computation of LIFO inventory as of January 30, 2016.

Vendor Allowances

        As is standard industry practice, allowances from merchandise vendors are received as reimbursement for charges incurred on marked-down merchandise. Vendor allowances are recorded when determined to be collectable. Allowances are credited to costs of goods sold, provided the allowance is: (1) for merchandise permanently marked down or sold, (2) not predicated on a future purchase and (3) not predicated on a future increase in the purchase price from the vendor. If the aforementioned criteria are not met, the allowances are recorded as an adjustment to the carrying cost of the merchandise inventory and reflected as a reduction of costs of merchandise sold when the related merchandise is sold.

        Additionally, allowances are received from vendors in connection with cooperative advertising programs and for reimbursement of certain payroll expenses. To the extent the reimbursements are for specific, incremental and identifiable advertising or payroll costs incurred to sell the vendor's products and do not exceed the costs incurred, they are recognized as a reduction of SG&A expense. If the aforementioned criteria are not met, the allowances are recorded as an adjustment to the carrying cost of the merchandise inventory and reflected as a reduction of costs of merchandise sold when the related merchandise is sold.

Income Taxes

        Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. The process involves summarizing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in a net deferred tax asset or liability, which is included within the consolidated balance sheet. In addition, we are required to assess whether valuation allowances should be established against our deferred tax assets based on consideration of all available evidence using a "more likely than not" standard. To the extent a valuation allowance is established in a period, an expense must generally be recorded within the income tax provision in the statement of operations.

        We reported net deferred tax liabilities of $10.4 million and $9.8 million at January 28, 2017 and January 30, 2016, respectively. In assessing the realizability of our deferred tax assets, we considered whether it is more likely than not that our deferred tax assets will be realized based upon all available evidence, including scheduled reversal of deferred tax liabilities, historical operating results, projected future operating results, tax carry-back availability and limitations pursuant to Section 382 of the Internal Revenue Code, among others. Significant weight is given to evidence that can be objectively verified. As a result, current or previous losses are given more weight than any projected future taxable income. In addition, a recent three-year historical cumulative loss is considered a significant element of negative evidence that is difficult to overcome.

        We evaluate our deferred tax assets each reporting period, including assessment of the Company's cumulative income or loss over the prior three-year period, to determine if valuation allowances are required. With respect to our reviews during 2016, 2015 and 2014, our three-year historical cumulative loss and the continuation of uncertain near-term economic conditions impeded our ability to rely on our projections of future taxable income in assessing valuation allowance requirements. As such, we concluded it was necessary to continue to maintain a full valuation allowance on our net deferred tax assets.

        Our deferred tax asset valuation allowance totaled $206.1 million and $186.6 million at January 28, 2017 and January 30, 2016, respectively. If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may need to be adjusted, which could materially impact our financial position and results of operations. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard for realization, the valuation allowance would be reduced accordingly in the period that such a conclusion is reached.

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

Long-lived Assets

        Property, fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in our business model or capital strategy can result in the actual useful lives differing from estimates. In cases where we determine the useful life of property, fixtures and equipment should be shortened, we depreciate the net book value in excess of the salvage value over the revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or leasehold improvements could also result in shortened useful lives. Our net property, fixtures and equipment amounted to $584.8 million and $635.3 million at January 28, 2017 and January 30, 2016, respectively.

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

        We evaluated the recoverability of our long-lived assets and, as a result, in 2016, 2015 and 2014 we recognized impairment charges of $14.0 million, $1.8 million and $2.4 million, respectively, which resulted in a reduction in the carrying amount of certain marginally performing store properties. These analyses anticipate certain economic conditions. Should economic conditions be worse than anticipated, additional impairment charges could result.

Intangible Assets

        Net intangible assets totaled $73.1 million and $82.1 million at January 28, 2017 and January 30, 2016, respectively. Our intangible assets at January 28, 2017 are comprised of $25.5 million of lease interests that relate to below-market-rate leases and $47.6 million associated with trade names, private label brand names and customer lists. The lease-related interests are being amortized using a straight-line method. The customer lists are being amortized using a declining-balance method. At January 28, 2017, lease-related interests and customer lists had average remaining lives of eight years and two years, respectively, for amortization purposes. At January 28, 2017, trade names and private label brand names of $45.7 million have been deemed as having indefinite lives.

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

        In 2016, we recorded asset impairment charges of $3.0 million related to a reduction in the value of three indefinite-lived trade names and four indefinite-lived private label brand names. In 2015, we recorded asset impairment charges of $1.8 million related to a reduction in the value of three indefinite-lived trade names and one indefinite-lived private label brand name. In 2014, we recorded asset impairment charges of $0.1 million related to a reduction in the value of one indefinite-lived trade name.

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

        We base our asset return assumption on current and expected allocations of assets, as well as a long-term view of expected returns on the plan asset categories. We assess the appropriateness of the expected rate of return on an annual basis and, when necessary, revise the assumption. At January 28, 2017, our target pension plan asset allocation was 49% equity securities, 41% debt securities and 10% hedge funds.

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

Recently Adopted Accounting Standards

        Effective January 28, 2017, the Company adopted ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15") and prospectively applied its provisions. ASU 2014-15 added Financial Accounting Standards Board ("FASB") Accounting Standards Subtopic 205-40 to provide guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 (1) provides a definition of the term "substantial doubt," (2) requires an evaluation every reporting period, (3) provides principles for considering the mitigating effect of management's plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) requires a statement and other disclosures when substantial doubt is not alleviated and (6) requires an assessment for a period of one year after the date that financial statements are issued. The adoption of this standard did not have any impact on the Company's financial statement disclosures.

        Effective January 31, 2016, the Company adopted ASU No. 2015-03, Interest-Imputation of Interest ("ASU 2015-03") and ASU No. 2015-15 (an amendment to ASU 2015-03) and retrospectively applied their provisions. The new standards require that debt issuance costs related to a recognized debt liability, other than those relating to line-of-credit arrangements, be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. As a result of adopting this guidance, as of January 30, 2016, the Company reclassified $6,580 of the unamortized debt issuance costs for all debt instruments except the senior secured credit facility from other long-term assets to long-term debt on the consolidated balance sheet.

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

Recently Issued Accounting Standards

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The new standard provides a single revenue recognition model which is intended to enhance disclosures and improve comparability over a range of industries, companies and geographical boundaries. ASU 2014-09 creates a five-step model that requires companies to exercise judgment when considering all relevant facts and circumstances in the determination of when and how revenue is recognized. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date. The standard amends ASU 2014-09 to defer the effective date for all entities by one year. As a result of the deferral, the new guidance is effective for fiscal years beginning after December 15, 2017. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect of the adoption recognized as of the date of adoption.

        The Company is currently assessing the impact that this revised guidance will have on its consolidated financial statements and has not yet decided on which adoption alternative to apply upon the adoption in the first quarter of fiscal 2018. However, the Company does not expect to change the manner or timing of recognizing revenue for a majority of its revenue transactions, as revenue is generally recognized when the products are delivered. The Company does not expect that this standard will have a material impact on its consolidated financial statements.

        In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities. The new standard requires financial assets and financial liabilities to be separately presented by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. The guidance is effective for fiscal years beginning after December 15, 2017. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

        In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires recognition of right of use assets and corresponding lease liabilities for leases previously classified as operating leases. The guidance is effective for fiscal years beginning after December 15, 2018, and is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients.

        The Company plans to adopt the new lease accounting guidance in the first quarter of fiscal 2019 and continues to assess the impact this new guidance will have on its consolidated financial statements and related disclosures. Based on this ongoing assessment, the Company expects that the new guidance will have a material impact on its consolidated balance sheet for recognition of right of use assets and corresponding lease liabilities. See Note 12 in the Notes to Consolidated Financial Statements for the undiscounted amount of noncancelable minimum lease payments of operating leases that will be subjected to this new accounting standard.

        In March 2016, the FASB issued ASU No. 2016-04, Liabilities-Extinguishments of Liabilities: Recognition of Breakage for Certain Prepaid Stored-Value Products. The new standard states that liabilities from the sale of prepaid stored-value products are financial liabilities and specifies how they should be derecognized. The guidance is effective for fiscal years beginning after December 15, 2017. The Company is currently reviewing the guidance and assessing the potential impact on its consolidated financial statements.

        In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation. The new standard is intended to simplify several aspects of the accounting for share-based payment award transactions. The guidance is effective for fiscal years beginning after December 15, 2016. The Company plans to adopt this guidance in the first quarter of fiscal 2017 using a modified retrospective approach. Under the new guidance, the Company expects to make a policy election to modify the timing of expense recognition for forfeitures under its share-based compensation plan. However, this change is not expected to have a material impact on its consolidated financial statements.

        In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The new standard provides guidance on eight targeted areas and how they are presented and classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017. The Company is currently reviewing the guidance and assessing the potential impact on its consolidated financial statements.

        In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The new standard requires that an employer disaggregate the service costs components of net benefit cost. Also, these amendments provide guidance on how to present the service costs component and the other components of net benefit costs in the income statement and allow only the service cost component of net benefit costs be eligible for capitalization. The guidance is effective for fiscal years beginning after

December 15, 2017. The Company is currently reviewing the guidance and assessing the potential impact on its consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Financial Instruments

        We are exposed to market risk associated with changes in interest rates. To provide some protection against potential rate increases associated with our variable-rate borrowing facilities, we have previously entered into, and may in the future enter into, interest rate swap agreements to change the fixed/variable interest rate mix of our debt portfolio in order to maintain an appropriate balance of fixed-rate and variable-rate debt and to mitigate the impact of volatile interest rates. During 2016, 2015 and 2014, we did not enter into or hold derivative financial instruments for trading purposes.

        The following table presents principal cash flows and related weighted average interest rates by expected maturity dates at January 28, 2017:

	Expected Maturity Date By Fiscal Year
(Dollars in thousands)	2017	2018	2019	2020	2021	There- After	Total	Fair Value
Debt:
Fixed-rate debt	$—	$—	$—	$—	$350,000	$—	$350,000	$177,331
Average fixed rate	—	—	—	—	8.00%	—	8.00%
Variable-rate debt(1)	$—	$506,689	$—	$—	$—	$—	$506,689	$506,689
Average variable rate	—	3.90%	—	—	—	—	3.90%

(1)
The variable rate debt is the Second Amended Revolving Credit Facility, of which Tranche A expires on December 12, 2018 and Tranche A-1 expires on the earlier of (a) March 15, 2021 and (b) the expiration date of Tranche A.

Seasonality and Inflation

        Our business, like that of most retailers, is subject to seasonal fluctuations, with the major portion of sales and income realized during the second half of each fiscal year, which includes the holiday season. See Note 17 in the Notes to Consolidated Financial Statements for the Company's quarterly results for 2016 and 2015. Due to the fixed nature of certain costs, SG&A expense is typically higher as a percentage of net sales during the first half of each year. Working capital requirements fluctuate during the year as well and generally reach their highest levels during the third and fourth quarters.

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

        Management assessed the Company's internal control over financial reporting as of January 28, 2017, the end of its 2016 fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and the Company's overall control environment.

        Based on its assessment, management has concluded that the Company's internal control over financial reporting was effective as of the end of the 2016 fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. The results of management's assessment were reviewed with the Audit Committee of the Company's Board of Directors.

        KPMG LLP independently assessed the effectiveness of the Company's internal control over financial reporting. KPMG LLP has issued an attestation report, which is included below.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The Bon-Ton Stores, Inc.:

        We have audited The Bon-Ton Stores, Inc.'s internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bon-Ton Stores, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, The Bon-Ton Stores, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Bon-Ton Stores, Inc. and subsidiaries as of January 28, 2017 and January 30, 2016, and the related consolidated statements of operations, comprehensive loss, shareholders' (deficit) equity, and cash flows for each of the fiscal years in the three-year period ended January 28, 2017, and the related financial statement schedule, and our report dated April 12, 2017 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ KPMG LLP

Harrisburg, Pennsylvania
April 12, 2017

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

Changes in Internal Control Over Financial Reporting

        There were no changes to the Company's internal control over financial reporting that occurred during the 13 weeks ended January 28, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Exhibit No.		Description	Document Location
3.1		Articles of Incorporation	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended July 30, 2011
3.2		Bylaws	Exhibit 3.2 to Form 8-B, File No. 0-19517 ("Form 8-B")
4.1	(a)	Indenture with The Bank of New York	Exhibit 4.1 to the Current Report on Form 8-K filed on March 10, 2006 ("3/10/06 Form 8-K")
	(b)	Supplemental Indenture dated as of July 9, 2012, among The Bon-Ton Department Stores, Inc., the guarantors named therein, and The Bank of New York, as trustee	Exhibit 4.3 to the Current Report on Form 8-K filed on July 13, 2012 ("7/13/12 Form 8-K")
	(c)	Second Supplemental Indenture dated as of January 9, 2013, among The Bon-Ton Department Stores, Inc., the guarantors named therein, and The Bank of New York Mellon, as trustee	Exhibit 4.1 to the Current Report on Form 8-K filed on January 9, 2013 ("1/9/13 Form 8-K")
	(d)	Third Supplemental Indenture dated as of January 31, 2013, among The Bon-Ton Department Stores, Inc., the guarantors named therein, and The Bank of New York Mellon, as trustee	Exhibit 4.1 to the Current Report on Form 8-K filed on February 5, 2013 ("2/5/13 Form 8-K")
	(e)	Fourth Supplemental Indenture dated as of February 2, 2013, among The Bon-Ton Department Stores, Inc., the guarantors named therein, and The Bank of New York Mellon, as trustee	Exhibit 4.6 to the 2/5/13 Form 8-K
4.2	(a)	Indenture dated as of July 9, 2012, among The Bon-Ton Department Stores, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as trustee	Exhibit 4.1 to the 7/13/12 Form 8-K

Exhibit No.		Description	Document Location
	(b)	Registration Rights Agreement dated as of July 9, 2012, among The Bon-Ton Department Stores, Inc., the guarantors named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as dealer manager	Exhibit 4.2 to the 7/13/12 Form 8-K
	(c)	Supplemental Indenture dated as of January 9, 2013, among The Bon-Ton Department Stores, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as trustee	Exhibit 4.2 to the 1/9/13 Form 8-K
	(d)	Second Supplemental Indenture dated as of January 31, 2013, among The Bon-Ton Department Stores, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as trustee	Exhibit 4.2 to the 2/5/13 Form 8-K
	(e)	Third Indenture dated as of February 2, 2013, among The Bon-Ton Department Stores, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as trustee	Exhibit 4.7 to the 2/5/13 Form 8-K
	(f)	Fourth Supplemental Indenture dated as of December 31, 2013, among The Bon-Ton Department Stores, Inc., Bon-Ton Distribution, LLC and Wells Fargo Bank, National Association, as trustee	Exhibit 4.1 to the Current Report on Form 8-K filed on January 3, 2014 ("1/3/14 Form 8-K")
	(g)	Amendment No. 2 to Note Guarantee dated as of February 2, 2014, among The Bon-Ton Stores, Inc. and the guarantors named therein	Exhibit 4.2 to the Annual Report on Form 10-K for the fiscal year ended February 1, 2014 ("2013 Form 10-K")
	(h)	Fifth Supplemental Indenture dated as of January 15, 2016, among The Bon-Ton Department Stores, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as trustee	Exhibit 4.1 to the Current Report on Form 8-K filed January 19, 2016 ("1/19/16 Form 8-K")
4.3	(a)	Indenture dated as of May 28, 2013, among The Bon-Ton Department Stores, Inc., The Bon-Ton Stores, Inc., the other guarantors named therein, and Wells Fargo Bank, National Association, as trustee and collateral agent	Exhibit 4.1 to the Current Report on Form 8-K filed on June 3, 2013 ("6/3/13 Form 8-K")
	(b)	Registration Rights Agreement dated as of May 28, 2013, among The Bon-Ton Department Stores, Inc., The Bon-Ton Stores, Inc., the other guarantors named therein and the initial purchasers named therein	Exhibit 4.2 to the 6/3/13 Form 8-K

Exhibit No.			Description	Document Location
		(c)	First Supplemental Indenture dated as of December 31, 2013, among The Bon-Ton Department Stores, Inc., Bon-Ton Distribution, LLC and Wells Fargo Bank, National Association, as trustee	Exhibit 4.2 to the 1/3/14 Form 8-K
		(d)	Second Supplemental Indenture dated as of February 2, 2014, among The Bon-Ton Department Stores, Inc., The Bon-Ton Stores, Inc., the other guarantors named therein and Wells Fargo Bank, National Association, as trustee and collateral agent	Exhibit 4.3 to the 2013 Form 10-K
		(e)	Third Supplemental Indenture dated as of January 15, 2016, among The Bon-Ton Department Stores, Inc., the other guarantors named therein and Wells Fargo Bank, National Association, as trustee	Exhibit 4.2 to the 1/19/16 Form 8-K
10.1			Shareholders' Agreement among The Bon-Ton Stores, Inc. and the shareholders named therein	Exhibit 10.3 to Amendment No. 2 to the Registration Statement on Form S-1, File No. 33-42142 ("1991 Form S-1")
10.2	*	(a)	Executive Transition Agreement with M. Thomas Grumbacher	Exhibit 10.1 to the Current Report on Form 8-K filed on March 11, 2005
		(b)	Amendment to Executive Transition Agreement with M. Thomas Grumbacher	Exhibit 10.1 to the Current Report on Form 8-K filed on December 10, 2007
		(c)	Amendment No. 2 to Executive Transition Agreement with M. Thomas Grumbacher	Exhibit 10.1 to the Current Report on Form 8-K filed on February 1, 2010
		(d)	Amendment No. 3 to Executive Transition Agreement with M. Thomas Grumbacher	Exhibit 10.1 to the Current Report on Form 8-K filed on December 21, 2010
10.3	*	(a)	Employment Agreement with Nancy A. Walsh	Exhibit 10.1 to the Current Report on Form 8-K filed on November 4, 2015 ("11/4/15 Form 8-K")
		(b)	Restricted Stock Agreement with Nancy A. Walsh	Exhibit 10.2 to the 11/4/15 Form 8-K
10.4	*	(a)	Employment Agreement with Kathryn Bufano	Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2014 ("7/31/14 Form 8-K")
		(b)	Restricted Stock Agreement with Kathryn Bufano	Exhibit 10.2 to the 7/31/14 Form 8-K
		(c)	Restricted Stock Agreement—Performance Shares with Kathryn Bufano	Exhibit 10.3 to the 7/31/14 Form 8-K
10.5	*	(a)	Employment Agreement with William Tracy	Exhibit 10.1 to the Current Report on Form 8-K filed on July 21, 2015 ("7/21/15 Form 8-K")
		(b)	Restricted Stock Agreement with William Tracy	Exhibit 10.2 to the 7/21/15 Form 8-K

Exhibit No.			Description	Document Location
10.6	*		Form of severance agreement with certain executive officers	Exhibit 10.14 to Form 8-B
10.7	*	(a)	Supplemental Executive Retirement Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended August 4, 2001
		(b)	Amendment No. 1 to Supplemental Executive Retirement Plan	Exhibit 10.8(b) to the Annual Report on Form 10-K for the fiscal year ended January 30, 2010 ("2009 Form 10-K")
10.8	*	(a)	Amended and Restated 2009 Omnibus Incentive Plan	Appendix B to Other Definitive Proxy Statements on Form DEF 14A filed May 1, 2012 ("2012 14A")
		(b)	Amendment No. 1 to the Amended and Restated 2009 Omnibus Incentive Plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended November 1, 2014 ("11/1/14 10-Q")
		(c)	Form of Restricted Stock Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on April 16, 2010 ("4/16/10 Form 8-K")
		(d)	Form of Restricted Stock Agreement—Performance Shares	Exhibit 10.2 to the Current Report on Form 8-K filed on November 24, 2010
		(e)	Form of Restricted Stock Unit Agreement	Exhibit 10.3 to the 4/16/10 Form 8-K
		(f)	Form of Non-Qualified Stock Option Agreement	Exhibit 10.4 to the 4/16/10 Form 8-K
10.9	*	(a)	Amended and Restated Cash Bonus Plan	Appendix A to the 2012 14A
		(b)	Second Amendment to Cash Bonus Plan	Exhibit 10.2 to the 11/1/14 10-Q
10.10	*		The Bon-Ton Stores, Inc. Deferred Compensation Plan	Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended February 3, 2007 ("2006 Form 10-K")
10.11	*		The Bon-Ton Stores, Inc. Severance Pay Plan	Exhibit 10.1 to the Current Report on Form 8-K filed on August 28, 2006
10.12	*		The Bon-Ton Stores, Inc. Executive Severance Pay Plan	Exhibit 10.1 to the Current Report on Form 8-K filed on March 4, 2014
10.13	*		The Bon-Ton Stores, Inc. Change of Control and Material Transaction Severance Plan for Certain Employees of Acquired Employers	Exhibit 10.16 to the 2006 Form 10-K
10.14			Registration Rights Agreement between The Bon-Ton Stores, Inc. and Tim Grumbacher	Exhibit 99.3 to the Current Report on Form 8-K filed on November 7, 2003
10.15		(a)	Sublease of Oil City, Pennsylvania store between The Bon-Ton Stores, Inc. and Nancy T. Grumbacher, Trustee	Exhibit 10.16 to the 1991 Form S-1
		(b)	First Amendment to Oil City, Pennsylvania sublease	Exhibit 10.22 to Amendment No. 1 to the 1991 Form S-1
		(c)	Corporate Guarantee with respect to Oil City, Pennsylvania lease	Exhibit 10.26 to Amendment No. 1 to the 1991 Form S-1
10.16		(a)	Credit Card Program Agreement between The Bon-Ton Stores, Inc. and World Financial Network Bank	Exhibit 10.1 to the Current Report on Form 8-K filed on December 22, 2011**

Exhibit No.		Description	Document Location
	(b)	First Amendment to the Credit Card Program Agreement	Exhibit 10.19 to the 2013 Form 10-K**
	(c)	Amendment No. 1 to the Private Label Credit Card Program Agreement between The Bon-Ton Stores, Inc. and Comenity Bank	Exhibit 10.1 to the Current Report on Form 8-K filed November 3, 2015**
10.17		Registration Rights Agreement between The Bon-Ton Department Stores, Inc., The Bon-Ton Stores, Inc., other guarantors listed on Schedule I of the Agreement, Banc of America Securities LLC and Citigroup Global Markets Inc.	Exhibit 10.1 to the 3/10/06 Form 8-K
10.18	(a)	Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp., Carson Pirie Scott, Inc. (f/k/a Parisian, Inc.), Herberger's Department Stores, LLC and the other credit parties and lender parties thereto	Exhibit 10.2 to the 3/10/06 Form 8-K
	(b)	Amendment No. 1 to Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp., Carson Pirie Scott, Inc. (f/k/a Parisian, Inc.), Herberger's Department Stores, LLC and the other credit parties and lender parties thereto	Exhibit 10.24(b) to the Annual Report on Form 10-K for the fiscal year ended February 2, 2008
	(c)	Amendment No. 2 to Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp., Carson Pirie Scott, Inc. (f/k/a Parisian, Inc.), Herberger's Department Stores, LLC and the other credit parties and lender parties thereto	Exhibit 10.3 to the Current Report on Form 8-K filed on November 24, 2009
	(d)	Amended and Restated Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp. and the other credit parties and lender parties thereto	Exhibit 10.1 to the Current Report on Form 8-K filed on December 9, 2009

Exhibit No.			Description	Document Location
		(e)	Exhibits and Schedules to the Amended and Restated Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp. and the other credit parties and lender parties thereto	Exhibit 10.19(e) to the 2009 Form 10-K**
		(f)	Second Amended and Restated Loan and Security Agreement among Bank of America, N.A., The Bon-Ton Department Stores, Inc., The Elder-Beerman Stores Corp. and the other credit parties and lender parties thereto	Exhibit 10.1 to the Current Report on Form 8-K filed on March 24, 2011
		(g)	First Amendment to Second Amended and Restated Loan and Security Agreement dated March 21, 2011	Exhibit 10.1 to the Current Report on Form 8-K filed on October 31, 2012
		(h)	Second Amendment to Second Amended and Restated Loan and Security Agreement dated March 21, 2011	Exhibit 10.1 to the Current Report on Form 8-K filed on December 13, 2013
		(i)	Commitment Increase Letter Acknowledgment made by The Bon-Ton Department Stores, Inc., and the other grantors named therein	Exhibit 10.1 to the Current Report on Form 8-K filed on September 2, 2015
		(j)	Commitment Increase Letter Acknowledgment made by The Bon-Ton Department Stores, Inc., and the other grantors named therein	Exhibit 10.1 to the Current Report on Form 8-K filed on November 18, 2015
		(k)	Fourth Amendment to Second Amended and Restated Loan and Security Agreement dated March 21, 2011	Exhibit 10.1 to the Current Report on Form 8-K filed on August 15, 2016
10.19		(a)	Loan Agreement between Bonstores Realty One, LLP and Bank of America, N.A.	Exhibit 10.3 to the 3/10/06 Form 8-K
		(b)	Exhibits and Schedules to Loan Agreement between Bonstores Realty One, LLP and Bank of America, N.A.	Exhibit 10.20(b) to the 2009 Form 10-K**
10.20		(a)	Loan Agreement between Bonstores Realty Two, LLP and Bank of America, N.A.	Exhibit 10.4 to the 3/10/06 Form 8-K
		(b)	Exhibits and Schedules to Loan Agreement between Bonstores Realty Two, LLP and Bank of America, N.A.	Exhibit 10.21(b) to the 2009 Form 10-K**
10.21	*	(a)	Carson Pirie Scott & Co. Supplemental Executive Retirement Plan	Exhibit 10.29(a) to the 2006 Form 10-K
		(b)	First Amendment to the Carson Pirie Scott & Co. Supplemental Executive Retirement Plan	Exhibit 10.29(b) to the 2006 Form 10-K

Exhibit No.	Description	Document Location
10.22	Second Lien Security Agreement dated as of July 9, 2012, among The Bon-Ton Department Stores, Inc., the grantors named therein, and Wells Fargo Bank, National Association, as trustee and collateral agent	Exhibit 10.1 to the 7/13/12 Form 8-K
10.23	Intercreditor Agreement dated as of July 9, 2012, among Bank of America, N.A., as collateral agent under the credit agreement dated as of March 21, 2011, Wells Fargo Bank, National Association, as collateral agent and trustee under the indenture dated as of July 9, 2012, The Bon-Ton Stores, Inc., and the subsidiaries of The Bon-Ton Stores, Inc. named therein	Exhibit 10.2 to the 7/13/12 Form 8-K
10.24	Supplement No. 1 to the Second Lien Security Agreement dated as of January 31, 2013 by and among The Bon-Ton Department Stores, Inc., The Bon-Ton Giftco, LLC, and Wells Fargo Bank, National Association, as trustee and collateral agent	Exhibit 4.3 to the 2/5/13 Form 8-K
10.25	Omnibus Joinder Agreement to Loan Documents dated as of January 31, 2013 by and among The Bon-Ton Giftco, LLC, as new guarantor, The Bon-Ton Department Stores, Inc., as borrower agent, and Bank of America, N.A., as administrative agent and co-collateral agent	Exhibit 4.4 to the 2/5/13 Form 8-K
10.26	Guaranty dated as of January 31, 2013 by The Bon-Ton Giftco, LLC, as new guarantor, in favor of Bank of America, N.A., as agent, the lenders and the other secured parties	Exhibit 4.5 to the 2/5/13 Form 8-K
10.27	Supplement No. 2 to the Second Lien Security Agreement dated as of February 2, 2013 by and among The Bon-Ton Department Stores, Inc., Carson Pirie Scott II, Inc., and Wells Fargo Bank, National Association, as trustee and collateral agent	Exhibit 4.8 to the 2/5/13 Form 8-K

Exhibit No.		Description	Document Location
10.28		Joinder Agreement to Loan Agreement dated as of February 2, 2013 by and among Carson Pirie Scott II, Inc., as new borrower, The Bon-Ton Department Stores, Inc., as borrower agent, and Bank of America, N.A., as administrative agent and co-collateral agent	Exhibit 4.9 to the 2/5/13 Form 8-K
10.29		Guaranty dated as of February 2, 2013 by Carson Pirie Scott II, Inc., as new guarantor, in favor of Bank of America, N.A., as agent, the lenders and the other secured parties	Exhibit 4.10 to the 2/5/13 Form 8-K
10.30		Supplement No. 3 to the Second Lien Security Agreement dated as of December 31, 2013 by and among The Bon-Ton Department Stores, Inc., Bon-Ton Distribution, LLC and Wells Fargo Bank, National Association, as trustee and collateral agent	Exhibit 4.3 to the 1/3/14 Form 8-K
10.31		Joinder Agreement to Loan Documents dated as of December 31, 2013 by and among Bon-Ton Distribution, LLC, as new borrower, The Bon-Ton Department Stores, Inc., as borrower agent, and Bank of America, N.A., as administrative agent and co-collateral agent	Exhibit 4.4 to the 1/3/14 Form 8-K
10.32		Guaranty dated as of December 31, 2013 by Bon-Ton Distribution, LLC, as new guarantor, in favor of Bank of America, N.A., as agent, the lenders and the other secured parties	Exhibit 4.5 to the 1/3/14 Form 8-K
10.33		Additional Pari Passu Joinder Agreement and Intercreditor Joinder Agreement dated as of May 28, 2013, among Wells Fargo Bank, National Association, as Additional Pari Passu Agent and as Future Second Priority Agent, Wells Fargo Bank, National Association, as Collateral Agent, Bank of America, N.A., as Revolving Credit Agent and Wells Fargo Bank, National Association, as Second Priority Designated Agent	Exhibit 10.1 to the 6/3/13 Form 8-K
10.34	*	Separation and General Release with Keith E. Plowman	Exhibit 10.1 to the Current Report on Form 8-K filed on January 20, 2015
10.35		Lease Agreement dated as of June 26, 2015 by and between BT (MULTI) LLC and MCRIL, LLC	Exhibit 10.1 to the Current Report on Form 8-K filed on June 29, 2015 ("6/29/15 Form 8-K")

Exhibit No.	Description	Document Location
10.36	Guaranty and Suretyship Agreement made by The Bon-Ton Stores, Inc., The Bon-Ton Department Stores, Inc. and Carson Pirie Scott II, Inc.	Exhibit 10.2 to 6/29/15 Form 8-K
10.37	Consent and Third Amendment to Second Amended and Restated Loan and Security Agreement, as of January 15, 2016	Exhibit 10.1 to 1/19/16 Form 8-K
10.38	Borrower Joinder Agreement to Loan Documents, dated as of January 15, 2016, by and among Bonstores Realty One, LLC and Bonstores Realty Two, LLC, as new borrowers, The Bon-Ton Department Stores, Inc., as borrower agent, and Bank of America, N.A., as administrative agent and co-collateral agent	Exhibit 10.2 to 1/19/16 Form 8-K
10.39	Guarantor Joinder Agreement to Loan Documents, dated as of January 15, 2016, by and among Bonstores Holdings One, LLC and Bonstores Holdings Two, LLC, as new guarantors, The Bon-Ton Department Stores, Inc., as borrower agent, and Bank of America, N.A., as administrative agent and co-collateral agent	Exhibit 10.3 to 1/19/16 Form 8-K
10.40	Guaranty, dated as of January 15, 2016, by and among Bonstores Realty One, LLC, Bonstores Holdings One, LLC, Bonstores Realty Two, LLC and Bonstores Holdings Two, LLC, as new guarantors, in favor of Bank of America, N.A., as agent, the lenders and the other secured parties.	Exhibit 10.4 to 1/19/16 Form 8-K
10.41	Supplement No. 4 to the Second Lien Security Agreement, dated as of January 15, 2016, by and among The Bon-Ton Department Stores, Inc., Bonstores Realty One, LLC, Bonstores Holdings One, LLC, Bonstores Realty Two, LLC, Bonstores Holdings Two, LLC and Wells Fargo Bank, National Association, as trustee and collateral agent.	Exhibit 10.5 to 1/19/16 Form 8-K

Exhibit No.	Description	Document Location
10.42	Agreement of Purchase and Sale between United Trust Fund Limited Partnership, as Purchaser, and Bonstores Realty One, LLC, Bonstores Realty Two, LLC, as Seller, dated as of June 1, 2016	Exhibit 10.1 to the Current Report on Form 8-K filed on June 1, 2016
21	Subsidiaries of the Registrant	Filed Herewith
23	Consent of KPMG LLP	Filed Herewith
31.1	Certification of Kathryn Bufano	Filed Herewith
31.2	Certification of Nancy A. Walsh	Filed Herewith
32	Certifications Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934	Filed Herewith
101.INS	XBRL Instance Document	Filed Herewith
101.SCH	XBRL Taxonomy Extension Scheme Document	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

*
Constitutes a management contract or compensatory plan or arrangement.

**
Portions of the document have been omitted pursuant to a request for confidential treatment, and filed separately with the SEC.

Item 16.    Form 10-K Summary

        None.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BON-TON STORES, INC.
Dated: April 12, 2017	By:	/s/ NANCY A. WALSH Nancy A. Walsh Executive Vice President—Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ TIM GRUMBACHER Tim Grumbacher	Chairman of the Board and Strategic Initiatives Officer	April 12, 2017
/s/ KATHRYN BUFANO Kathryn Bufano	President and Chief Executive Officer and Director (Principal Executive Officer)	April 12, 2017
/s/ NANCY A. WALSH Nancy A. Walsh	Executive Vice President—Chief Financial Officer (Principal Financial Officer)	April 12, 2017
/s/ MICHAEL W. WEBB Michael W. Webb	Senior Vice President—Chief Accounting Officer (Principal Accounting Officer)	April 12, 2017
/s/ MICHAEL L. GLEIM Michael L. Gleim	Director	April 12, 2017
/s/ TODD C. MCCARTY Todd C. McCarty	Director	April 12, 2017
/s/ DANIEL T. MOTULSKY Daniel T. Motulsky	Director	April 12, 2017

Signature	Capacity	Date

/s/ PAUL E. RIGBY Paul E. Rigby	Director	April 12, 2017
/s/ PHILMER H. ROHRBAUGH Philmer H. Rohrbaugh	Director	April 12, 2017
/s/ JEFFREY B. SHERMAN Jeffrey B. Sherman	Director	April 12, 2017
/s/ STEVEN B. SILVERSTEIN Steven B. Silverstein	Director	April 12, 2017
/s/ DEBRA K. SIMON Debra K. Simon	Director	April 12, 2017

 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
The Bon-Ton Stores, Inc.:

        We have audited the accompanying consolidated balance sheets of The Bon-Ton Stores, Inc. and subsidiaries as of January 28, 2017 and January 30, 2016, and the related consolidated statements of operations, comprehensive loss, shareholders' (deficit) equity, and cash flows for each of the fiscal years in the three-year period ended January 28, 2017. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bon-Ton Stores, Inc. and subsidiaries as of January 28, 2017 and January 30, 2016, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 28, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Bon-Ton Stores, Inc.'s internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 12, 2017 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Harrisburg, Pennsylvania
April 12, 2017

THE BON-TON STORES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	January 28, 2017	January 30, 2016
Assets
Current assets:
Cash and cash equivalents	$6,736	$6,879
Merchandise inventories	724,454	711,699
Prepaid expenses and other current assets	98,558	97,254

Total current assets	829,748	815,832
Property, fixtures and equipment at cost, net of accumulated depreciation and amortization of $1,024,435 and $951,786 at January 28, 2017 and January 30, 2016, respectively	584,803	635,334
Intangible assets, net of accumulated amortization of $65,646 and $62,204 at January 28, 2017 and January 30, 2016, respectively	73,111	82,062
Other long-term assets	17,401	17,398

Total assets	$1,505,063	$1,550,626

Liabilities and Shareholders' (Deficit) Equity
Current liabilities:
Accounts payable	$185,900	$162,831
Accrued payroll and benefits	25,821	28,527
Accrued expenses	150,441	147,378
Current maturities of capital lease and financing obligations	6,685	5,394

Total current liabilities	368,847	344,130
Long-term debt, less current maturities	848,777	855,977
Capital lease and financing obligations, less current maturities	133,857	126,692
Other long-term liabilities	176,363	188,911

Total liabilities	1,527,844	1,515,710

Commitments and contingencies (Note 12)
Shareholders' (deficit) equity
Preferred Stock—authorized 5,000,000 shares at $0.01 par value; no shares issued	—	—
Common Stock—authorized 40,000,000 shares at $0.01 par value; issued shares of 18,972,718 and 18,532,577 at January 28, 2017 and January 30, 2016, respectively	190	185
Class A Common Stock—authorized 20,000,000 shares at $0.01 par value; issued and outstanding shares of 2,951,490 at January 28, 2017 and January 30, 2016	30	30
Treasury stock, at cost—337,800 shares at January 28, 2017 and January 30, 2016	(1,387)	(1,387)
Additional paid-in capital	166,932	164,428
Accumulated other comprehensive loss	(72,909)	(76,122)
Accumulated deficit	(115,637)	(52,218)

Total shareholders' (deficit) equity	(22,781)	34,916

Total liabilities and shareholders' (deficit) equity	$1,505,063	$1,550,626

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(In thousands, except per share data)	January 28, 2017	January 30, 2016	January 31, 2015
Net sales	$2,600,592	$2,717,691	$2,756,237
Other income	73,759	71,806	66,659

	2,674,351	2,789,497	2,822,896

Costs and expenses:
Costs of merchandise sold	1,677,726	1,775,715	1,772,953
Selling, general and administrative	880,628	905,652	907,036
Gain on insurance recovery	—	(1,356)	(10,779)
Depreciation and amortization	92,194	91,783	90,118
Amortization of lease-related interests	4,209	4,245	4,542
Impairment charges	17,023	3,632	2,492

Income from operations	2,571	9,826	56,534
Interest expense, net	66,824	62,546	61,736
Loss on extinguishment of debt	752	6,208	153

Loss before income taxes	(65,005)	(58,928)	(5,355)
Income tax (benefit) provision	(1,586)	(1,875)	1,619

Net loss	$(63,419)	$(57,053)	$(6,974)

Per share amounts—
Basic:
Net loss	$(3.18)	$(2.90)	$(0.36)
Diluted:
Net loss	$(3.18)	$(2.90)	$(0.36)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Year Ended
(In thousands)	January 28, 2017	January 30, 2016	January 31, 2015
Net loss	$(63,419)	$(57,053)	$(6,974)
Other comprehensive income (loss), net of tax:
Pension and postretirement benefit plans	3,213	4,283	(29,957)

Comprehensive loss	$(60,206)	$(52,770)	$(36,931)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY

(In thousands, except per share data)	Common Stock	Class A Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Total
BALANCE AT FEBRUARY 1, 2014	$178	$30	$(1,387)	$160,772	$(50,448)	$18,811	$127,956
Net loss	—	—	—	—	—	(6,974)	(6,974)
Other comprehensive loss	—	—	—	—	(29,957)	—	(29,957)
Dividends to shareholders, $0.20 per share	—	—	—	—	—	(3,964)	(3,964)
Restricted shares forfeited in lieu of payroll taxes	(2)	—	—	(1,935)	—	—	(1,937)
Proceeds from stock options exercised	—	—	—	22	—	—	22
Share-based compensation expense	2	—	—	2,500	—	—	2,502

BALANCE AT JANUARY 31, 2015	178	30	(1,387)	161,359	(80,405)	7,873	87,648
Net loss	—	—	—	—	—	(57,053)	(57,053)
Other comprehensive income	—	—	—	—	4,283	—	4,283
Dividends to shareholders, $0.15 per share	—	—	—	—	—	(3,038)	(3,038)
Restricted shares forfeited in lieu of payroll taxes	(1)	—	—	(398)	—	—	(399)
Proceeds from stock options exercised	1	—	—	453	—	—	454
Share-based compensation expense	7	—	—	3,014	—	—	3,021

BALANCE AT JANUARY 30, 2016	185	30	(1,387)	164,428	(76,122)	(52,218)	34,916
Net loss	—	—	—	—	—	(63,419)	(63,419)
Other comprehensive income	—	—	—	—	3,213	—	3,213
Restricted shares forfeited in lieu of payroll taxes	(1)	—	—	(190)	—	—	(191)
Share-based compensation expense	6	—	—	2,694	—	—	2,700

BALANCE AT JANUARY 28, 2017	$190	$30	$(1,387)	$166,932	$(72,909)	$(115,637)	$(22,781)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(In thousands)	January 28, 2017	January 30, 2016	January 31, 2015
Cash flows from operating activities:
Net loss	$(63,419)	$(57,053)	$(6,974)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	92,194	91,783	90,118
Amortization of lease-related interests	4,209	4,245	4,542
Impairment charges	17,023	3,632	2,492
Share-based compensation expense	2,700	3,021	2,502
Loss (gain) on sale of property, fixtures and equipment	129	(2,463)	(2,510)
Reclassifications of accumulated other comprehensive loss	5,855	6,365	3,255
Loss on extinguishment of debt	752	6,208	153
Amortization of deferred financing costs and debt discount	4,835	3,033	2,938
Deferred income tax (benefit) provision	(1,586)	(1,875)	1,718
Changes in operating assets and liabilities:
(Increase) decrease in merchandise inventories	(12,756)	23,257	(25,223)
Increase in prepaid expenses and other current assets	(1,304)	(3,771)	(17,109)
Decrease (increase) in other long-term assets	1,682	(2,288)	(768)
Increase (decrease) in accounts payable	20,849	(35,879)	4,136
Increase (decrease) in accrued payroll and benefits and accrued expenses	1,033	(7,215)	6,105
Decrease in other long-term liabilities	(13,232)	(13,178)	(18,746)

Net cash provided by operating activities	58,964	17,822	46,629

Cash flows from investing activities:
Capital expenditures	(54,621)	(84,675)	(90,707)
Proceeds from insurance claim	—	1,700	—
Proceeds from sale of property, fixtures and equipment	101	85,354	5,349

Net cash (used in) provided by investing activities	(54,520)	2,379	(85,358)

Cash flows from financing activities:
Payments on long-term debt and capital lease and financing obligations	(778,046)	(915,005)	(728,166)
Proceeds from issuance of long-term debt and financing obligations	777,034	908,644	770,259
Cash dividends paid	—	(4,029)	(3,956)
Restricted shares forfeited in lieu of payroll taxes	(191)	(399)	(1,937)
Proceeds from stock options exercised	—	454	22
Deferred financing costs paid	(5,605)	(1,505)	(69)
Increase (decrease) in book overdraft balances	2,221	(10,235)	4,271

Net cash (used in) provided by financing activities	(4,587)	(22,075)	40,424

Net (decrease) increase in cash and cash equivalents	(143)	(1,874)	1,695
Cash and cash equivalents at beginning of period	6,879	8,753	7,058

Cash and cash equivalents at end of period	$6,736	$6,879	$8,753

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. NATURE OF OPERATIONS

        The Bon-Ton Stores, Inc. is a Pennsylvania corporation incorporated on January 31, 1996 as the successor of a company incorporated on January 31, 1929. As of January 28, 2017, The Bon-Ton Stores, Inc. operated, through its subsidiaries, 263 stores, including nine furniture galleries and four clearance centers, in 25 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner's, Boston Store, Carson's, Elder-Beerman, Herberger's and Younkers nameplates.

        References to "the Company" refer to The Bon-Ton Stores, Inc. (the "Parent") and its subsidiaries.

        The Company's fiscal year ends on the Saturday nearer January 31, and consisted of 52 weeks for each of 2016, 2015 and 2014. References to "2016," "2015" and "2014" represent the Company's fiscal 2016 year ended January 28, 2017, fiscal 2015 year ended January 30, 2016 and fiscal 2014 year ended January 31, 2015, respectively. References to "2017" represent the Company's fiscal 2017 53 week year ending February 3, 2018.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The consolidated financial statements include the accounts of the Parent and its subsidiaries. All intercompany transactions have been eliminated in consolidation.

        The Company has identified two operating segments: stores and omnichannel (its internet website, mobile site and "Buy Online Pick Up In-Store"). The two operating segments have been aggregated into one reportable segment based on the similar nature of products sold, merchandising and distribution processes involved, target customers, and economic characteristics of the two operating segments.

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

        Effective January 31, 2016, the Company adopted Accounting Standards Update ("ASU") No. 2015-03, Interest—Imputation of Interest ("ASU 2015-03") and ASU No. 2015-15 (an amendment to ASU 2015-03) and retrospectively applied their provisions. The new standards require that deferred financing costs related to a recognized debt liability, other than those relating to line-of-credit arrangements, be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. As a result of adopting this guidance, as of January 30, 2016, the Company reclassified $6,580 of the unamortized deferred financing costs for all debt instruments except the senior secured credit facility from other long-term assets to long-term debt on the consolidated balance sheet.

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

        As of January 28, 2017 and January 30, 2016, approximately 31% of the Company's merchandise inventories were valued using a first-in, first-out ("FIFO") cost basis and approximately 69% of merchandise inventories were valued using a last-in, first-out ("LIFO") cost basis. There was no effect on costs of merchandise sold for LIFO valuations in 2016, 2015 and 2014. If the FIFO method of inventory valuation had been used for all inventories, the Company's merchandise inventories would have been lower by $6,837 at January 28, 2017 and January 30, 2016 due to the Company having recognized prior years' cost increases associated with its LIFO calculations. The Company's LIFO calculations yielded inventory increases due to deflation reflected in price indices used. The LIFO

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

method values merchandise sold at the cost of more recent inventory purchases (which the deflationary indices indicated to be lower), resulting in the general inventory on-hand being carried at the older, higher costs. Given these higher values and the promotional retail environment, the Company has reduced the carrying value of its LIFO inventories to an estimated realizable value, with reductions of $55,125 to offset the $61,962 cumulative inventory increases generated by its computation of LIFO inventory as of January 28, 2017 and with reductions of $55,775 to offset the $62,612 cumulative inventory increases generated by its computation of LIFO inventory as of January 30, 2016.

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

        No depreciation is recorded until property, fixtures and equipment are placed into service. The Company capitalizes interest incurred during the construction of new facilities or major improvements to existing facilities and development projects that exceed one month. See Note 11 for quantification of capitalized interest in 2016, 2015 and 2014. Repair and maintenance costs are charged to selling, general and administrative ("SG&A") expense as incurred. Property retired or sold is removed from asset and accumulated depreciation accounts and the resulting gain or loss is reflected in SG&A expense.

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

Deferred Financing Fees

        Amounts paid by the Company to secure financing agreements are reflected in other long-term assets (for amounts associated with the senior secured credit facility) or in long-term debt and current maturities of long-term debt (for amounts associated with other debt instruments) and are amortized over the term of the related facility. Amortization of credit facility costs are classified as interest expense. Unamortized amounts at January 28, 2017 and January 30, 2016 were $13,430 and $13,598, respectively.

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table summarizes net sales by merchandise category for each year presented:

Merchandise Category	2016	2015	2014
Women's Apparel	$625,019	$665,734	$678,526
Home	451,531	460,568	471,259
Cosmetics	358,270	370,420	377,442
Men's Apparel	324,983	332,948	325,333
Accessories	247,320	264,421	273,057
Footwear	242,112	254,167	263,516
Children's Apparel	175,359	186,994	186,907
Intimate Apparel	102,365	106,480	106,792
Young Contemporary Apparel	68,024	71,406	69,402
Other	5,609	4,553	4,003

Total	$2,600,592	$2,717,691	$2,756,237

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

Advertising

        Advertising production costs are expensed the first time the advertisement is run. Media placement costs are expensed in the period the advertising appears. Total advertising expenses, net of vendor allowances, included in SG&A expense for 2016, 2015 and 2014 were $141,472, $137,295 and $135,626, respectively. Prepaid expenses and other current assets include prepaid advertising costs of $7,097 and $8,887 at January 28, 2017 and January 30, 2016, respectively.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Vendor Allowances

        As is standard industry practice, allowances from merchandise vendors are received as reimbursement for charges incurred on marked-down merchandise. Vendor allowances are recorded when determined to be collectable. Allowances are credited to costs of goods sold, provided the allowance is: (1) for merchandise permanently marked down or sold, (2) not predicated on a future purchase, and (3) not predicated on a future increase in the purchase price from the vendor. If the aforementioned criteria are not met, the allowances are recorded as an adjustment to the carrying cost of the merchandise inventory and reflected as a reduction of costs of merchandise sold when the related merchandise is sold.

        Additionally, allowances are received from vendors in connection with cooperative advertising programs and for reimbursement of certain payroll expenses. To the extent the reimbursements are for specific, incremental and identifiable advertising or payroll costs incurred to sell the vendor's products and do not exceed the costs incurred, they are recognized as a reduction of SG&A expense. If the aforementioned criteria are not met, the allowances are recorded as an adjustment to the carrying cost of the merchandise inventory and reflected as a reduction of costs of merchandise sold when the related merchandise is sold.

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

Gift and Merchandise Cards

        The Company sells gift cards to customers at its stores and through its website, and issues merchandise cards as credit for merchandise returned to its stores. These cards do not have expiration dates. Revenues from these cards are recognized when (1) the card is redeemed by the customer or (2) the likelihood of the card being redeemed by the customer is remote and it is determined that the Company does not have a legal obligation to remit the value of the unredeemed card to relevant jurisdictions ("card breakage"). It is the Company's historical experience that the likelihood of redemption after 60 months from issuance is remote. Should cards become aged 60 months and the Company determines that it is probable that it has no legal obligation to remit the value to relevant jurisdictions, the corresponding liability is relieved. Given the satisfaction of the aforementioned criteria, the Company recognized income from card breakage of $1,828, $1,826 and $2,103 in 2016, 2015 and 2014, respectively. Gift and merchandise card liabilities are included within accrued expenses.

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company had extensive involvement in the construction of one of its leased store locations, including responsibility for construction cost overruns and non-standard tenant improvements. As a result of this involvement, the Company is deemed the "owner" for accounting purposes during the construction period, and so is required to capitalize the construction costs on its balance sheet. Upon completion of the project in 2016, the Company performed a sale-leaseback analysis pursuant to ASC No. 840, Leases, to determine if it should remove the asset from its balance sheet. In this case, the Company was considered to have "continuing involvement," which precluded the removal of the building asset from the balance sheet upon completion of construction. In conjunction with this lease, the Company also recorded a financing obligation equal to the $13,250 cash proceeds received from the landlord.

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table presents a reconciliation of net loss and weighted average shares outstanding used in basic and diluted EPS calculations for each of 2016, 2015 and 2014:

	2016	2015	2014
Basic Loss Per Common Share
Net loss	$(63,419)	$(57,053)	$(6,974)
Less: Income allocated to participating securities	—	—	—

Net loss available to common shareholders	$(63,419)	$(57,053)	$(6,974)

Weighted average common shares outstanding	19,917,098	19,691,114	19,417,681

Basic loss per common share	$(3.18)	$(2.90)	$(0.36)

Diluted Loss Per Common Share
Net loss	$(63,419)	$(57,053)	$(6,974)
Less: Income allocated to participating securities	—	—	—

Net loss available to common shareholders	$(63,419)	$(57,053)	$(6,974)

Weighted average common shares outstanding	19,917,098	19,691,114	19,417,681
Common shares issuable—stock options	—	—	—

Weighted average common shares outstanding assuming dilution	19,917,098	19,691,114	19,417,681

Diluted loss per common share	$(3.18)	$(2.90)	$(0.36)

        Due to the Company's net loss position in 2016, 2015 and 2014, weighted average unvested restricted shares and restricted stock units (participating securities) of 1,351,722, 948,776 and 702,188 for 2016, 2015 and 2014, respectively, were not considered in the calculation of net loss available to common shareholders used for both basic and diluted EPS.

        In addition, weighted average stock option shares (non-participating securities) totaling 0, 30,751 and 212,750 for 2016, 2015 and 2014, respectively, were excluded from the computation of diluted weighted average common shares outstanding, as their effect would have been antidilutive. Certain of these stock option shares were excluded solely due to the Company's net loss position. Had the Company reported net income in 2016, 2015 and 2014, these shares would have increased diluted weighted average common shares outstanding by 0, 4,198 and 86,872, respectively.

Recently Adopted Accounting Standards

        Effective January 28, 2017, the Company adopted ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15") and prospectively applied its provisions. ASU 2014-15 added Financial Accounting Standards Board ("FASB") Accounting Standards Subtopic 205-40 to provide guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 (1) provides a definition of the term "substantial doubt," (2) requires an evaluation every reporting period, (3) provides principles for considering the mitigating effect of management's plans, (4) requires certain disclosures when substantial doubt is

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

alleviated as a result of consideration of management's plans, (5) requires a statement and other disclosures when substantial doubt is not alleviated and (6) requires an assessment for a period of one year after the date that financial statements are issued. The adoption of this standard did not have any impact on the Company's financial statement disclosures.

        Effective January 31, 2016, the Company adopted ASU No. 2015-03, Interest—Imputation of Interest ("ASU 2015-03") and ASU No. 2015-15 (an amendment to ASU 2015-03) and retrospectively applied their provisions. The new standards require that debt issuance costs related to a recognized debt liability, other than those relating to line-of-credit arrangements, be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. As a result of adopting this guidance, as of January 30, 2016, the Company reclassified $6,580 of the unamortized debt issuance costs for all debt instruments except the senior secured credit facility from other long-term assets to long-term debt on the consolidated balance sheet.

        Effective January 31, 2016, the Company adopted ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software, and prospectively applied its provisions. The new standard provides guidance on the accounting for fees paid by a customer in a cloud computing arrangement. If a cloud computing arrangement includes a software license, then the customer is required to account for the software license consistent with the acquisition of other software licenses. Conversely, if the arrangement does not include a software license, the customer should account for the arrangement as a service contract. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Standards

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The new standard provides a single revenue recognition model which is intended to enhance disclosures and improve comparability over a range of industries, companies and geographical boundaries. ASU 2014-09 creates a five-step model that requires companies to exercise judgment when considering all relevant facts and circumstances in the determination of when and how revenue is recognized. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date. The standard amends ASU 2014-09 to defer the effective date for all entities by one year. As a result of the deferral, the new guidance is effective for fiscal years beginning after December 15, 2017. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect of the adoption recognized as of the date of adoption.

        The Company is currently assessing the impact that this revised guidance will have on its consolidated financial statements and has not yet decided on which adoption alternative to apply upon the adoption in the first quarter of fiscal 2018. However, the Company does not expect to change the manner or timing of recognizing revenue for a majority of its revenue transactions, as revenue is generally recognized when the products are delivered. The Company does not expect that this standard will have a material impact on its consolidated financial statements.

        In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities. The new standard requires financial assets and

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

financial liabilities to be separately presented by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. The guidance is effective for fiscal years beginning after December 15, 2017. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

        In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires recognition of right of use assets and corresponding lease liabilities for leases previously classified as operating leases. The guidance is effective for fiscal years beginning after December 15, 2018, and is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients.

        The Company plans to adopt the new lease accounting guidance in the first quarter of fiscal 2019 and continues to assess the impact this new guidance will have on its consolidated financial statements and related disclosures. Based on this ongoing assessment, the Company expects that the new guidance will have a material impact on its consolidated balance sheet for recognition of right of use assets and corresponding lease liabilities. See Note 12 for the undiscounted amount of noncancelable minimum lease payments of operating leases that will be subjected to this new accounting standard.

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

        In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation. The new standard is intended to simplify several aspects of the accounting for share-based payment award transactions. The guidance is effective for fiscal years beginning after December 15, 2016. The Company plans to adopt this guidance in the first quarter of 2017 using a modified retrospective approach. Under the new guidance, the Company expects to make a policy election to modify the timing of expense recognition for forfeitures under its share-based compensation plan. However, this change is not expected to have a material impact on its consolidated financial statements.

        In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The new standard provides guidance on eight targeted areas and how they are presented and classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017. The Company is currently reviewing the guidance and assessing the potential impact on its consolidated financial statements.

        In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The new standard requires that an employer disaggregate the service costs components of net benefit cost. Also, these amendments provide guidance on how to present the service costs component and the other components of net benefit costs in the income statement and allow only the service cost component of net benefit costs be eligible for capitalization. The guidance is effective for fiscal years beginning after December 15, 2017. The Company is currently reviewing the guidance and assessing the potential impact on its consolidated financial statements.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

3. PROPERTY, FIXTURES AND EQUIPMENT

        Property, fixtures and equipment and related accumulated depreciation and amortization consisted of:

	January 28, 2017	January 30, 2016
Land and improvements	$77,492	$77,492
Buildings and leasehold improvements	673,842	677,014
Furniture and equipment	693,825	683,839
Buildings and equipment under capital and financing leases	164,079	148,775

	1,609,238	1,587,120
Less: Accumulated depreciation and amortization	(1,024,435)	(951,786)

Net property, fixtures and equipment	$584,803	$635,334

        Accumulated depreciation and amortization includes $44,197 and $35,883 at January 28, 2017 and January 30, 2016, respectively, related to buildings and equipment under capital and financing leases. Amortization of buildings and equipment under capital and financing leases is included within depreciation and amortization expense.

        Depreciation and amortization expense of $90,823, $90,283 and $88,489 related to property, fixtures and equipment was included in depreciation and amortization expense for 2016, 2015 and 2014, respectively.

        Asset impairment charges of $14,024, $1,790 and $2,392, which resulted in a reduction in the carrying amount of certain store properties due to marginal performance, were recorded in 2016, 2015 and 2014, respectively. The expenses are included in impairment charges.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

4. INTANGIBLE ASSETS

        Intangible assets consist of the following:

	January 28, 2017	January 30, 2016
Intangible assets subject to amortization
Gross amount
Lease-related interests	$70,501	$73,011
Customer lists and relationships	22,600	22,600

Total gross amount	93,101	95,611

Accumulated amortization
Lease-related interests	(44,960)	(42,888)
Customer lists and relationships	(20,686)	(19,316)

Total accumulated amortization	(65,646)	(62,204)

Net intangible assets subject to amortization	27,455	33,407

Intangible assets not subject to amortization
Trade names	36,000	38,400
Private label brand names	9,656	10,255

Total intangible assets not subject to amortization	45,656	48,655

Net intangible assets	$73,111	$82,062

        Lease-related interests reflect below-market-rate leases purchased in acquisitions completed in 1992 through 2006 that were adjusted to reflect fair market value. The lease-related interests, including the unfavorable lease-related interests included in other long-term liabilities, are being amortized on a straight-line method and reported as "amortization of lease-related interests" in the consolidated statements of operations. At January 28, 2017, these lease-related interests have weighted-average remaining lives of eight years for amortization purposes.

        At January 28, 2017, customer lists and relationships are being amortized on a declining-balance method over the remaining lives of two years. The amortization from the customer lists and relationships is included within depreciation and amortization expense.

        During 2016, 2015 and 2014, amortization of $1,371, $1,500 and $1,629, respectively, was recorded on customer lists and relationships. Amortization of $4,209, $4,245 and $4,542 was recorded for favorable and unfavorable lease-related interests during 2016, 2015 and 2014, respectively. The Company anticipates amortization associated with customer lists and relationships of $1,262 in 2017 and $652 in 2018. The Company anticipates amortization associated with favorable and unfavorable lease-related interests of $3,787 in 2017, $3,604 in 2018, $3,240 in 2019, $2,839 in 2020 and $2,686 in 2021.

        As a result of its review in 2016 of the carrying value of intangible assets, the Company recorded asset impairment charges of $2,999 related to the reduction in the value of three indefinite-lived trade names and four indefinite-lived private label brand names. In 2015, the Company recorded asset impairment charges of $1,842 related to the reduction in the value of three indefinite-lived trade names and one indefinite-lived private label brand name. In 2014, the Company recorded asset impairment charges of $100 related to the reduction in the value of one indefinite-lived trade name. The expense is included in impairment charges.

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

        The carrying value and estimated fair value of the Company's long-term debt, excluding capital lease and financing obligations and unamortized second lien senior secured notes deferred financing costs and discount on senior secured credit facility—Tranche A-1, as of January 28, 2017 are as follows:

			Fair Value Measurements Using
	Carrying Value	Total Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Second lien senior secured notes	$350,000	$177,331	$177,331	$—	$—
Senior secured credit facility	506,689	506,689	—	—	506,689

Total	$856,689	$684,020	$177,331	$—	$506,689

        The carrying value and estimated fair value of the Company's long-term debt, excluding capital lease and financing obligations and unamortized second lien senior secured notes deferred financing costs, as of January 30, 2016 are as follows:

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

5. FAIR VALUE MEASUREMENTS (Continued)

        The following table presents the fair value measurement for assets measured at fair value on a nonrecurring basis as of January 28, 2017:

	January 28, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Property, fixtures and equipment	$7,957	$—	$—	$7,957	$(14,024)
Intangible assets	$16,794	$—	$—	$16,794	$(2,999)

        In 2016, in accordance with ASC 360-10-35, property, fixtures and equipment with a carrying amount of $21,981 were written down to their fair value of $7,957, resulting in an impairment charge of $14,024, which is reflected in impairment charges.

        Additionally in 2016, in accordance with ASC 350-30-35, intangible assets not subject to amortization with a carrying amount of $19,793 were written down to their fair value of $16,794 resulting in an impairment charge of $2,999, which is reflected in impairment charges.

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

6. SUPPLEMENTAL BALANCE SHEET INFORMATION

        Prepaid expenses and other current assets were comprised of the following:

	January 28, 2017	January 30, 2016
Other receivables	$68,270	$60,514
Prepaid expenses	30,288	36,740

Total	$98,558	$97,254

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

6. SUPPLEMENTAL BALANCE SHEET INFORMATION (Continued)

        Accrued expenses were comprised of the following:

	January 28, 2017	January 30, 2016
Customer liabilities	$46,283	$45,379
Taxes	34,470	32,814
Other	69,688	69,185

Total	$150,441	$147,378

        Other long-term liabilities were comprised of the following:

	January 28, 2017	January 30, 2016
Deferred landlord allowances	$71,802	$77,524
Deferred proprietary credit card program signing bonus	17,680	21,702
Deferred income taxes	10,377	9,768
Other	76,504	79,917

Total	$176,363	$188,911

7. SUPPLEMENTAL CASH FLOW INFORMATION

        The following supplemental cash flow information is provided for the periods reported:

	2016	2015	2014
Cash paid for:
Interest, net of amounts capitalized	$61,158	$59,504	$58,807
Income taxes, net of refunds received	—	(56)	(3)
Non-cash investing and financing activities:
Property, fixtures and equipment included in accrued expenses	$4,767	$5,453	$8,232
Assets acquired under capital lease	600	88,228	—
Declared dividends to shareholders included in accrued expenses	—	—	991

8. EXIT OR DISPOSAL ACTIVITIES

        The Company closed five stores in 2016, two stores in 2015 and three stores in 2014. In connection with the closing of these stores, the Company incurred involuntary associate termination costs and other closing costs, which are included in SG&A expense.

        In 2016, the Company also incurred additional involuntary associate termination costs related to the Company's expense efficiency initiative of $1,858. These costs are included in SG&A expense in 2016.

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

        Following is a reconciliation of accruals related to the Company's closing activities:

	2016	2015	2014
Accrued beginning balance	$3,696	$1,279	$420
Provisions:
Associate termination benefits	2,287	3,913	2,370
Other closing costs	254	331	182

Total	2,541	4,244	2,552
Payments:
Associate termination benefits	(5,031)	(1,496)	(1,324)
Other closing costs	(254)	(331)	(369)

Total	(5,285)	(1,827)	(1,693)

Accrued balance at year-end	$952	$3,696	$1,279

9. EMPLOYEE BENEFIT PLANS

        The Company provides eligible employees with retirement benefits under a 401(k) salary reduction and employer contribution plan (the "Plan"). Employees become eligible to receive company contributions after they reach the age of 18, complete one year of service and have worked 1,000 hours in their first year of service or, if not, in any calendar year thereafter. Participants are eligible to receive a company matching contribution if they have contributed match eligible pre-tax dollars to the Plan and are employed on the last day of the Plan year with exceptions for retirement, death and disability. The company matching contributions consist of two parts: a match based on an employee's years of service and a profit sharing match. Under the Plan provisions, the majority of eligible employees are permitted to contribute up to 50% of their compensation to the Plan. Employees are permitted to begin non-matching contributions to the Plan after three months of service in a benefit status position. Employees are permitted to begin match-eligible contributions to the Plan after they complete one year of service and have worked 1,000 hours in their first year of service or, if not, in any calendar year thereafter. Employees are automatically enrolled to contribute 3% of pay, which increased to 4% March 3, 2017, unless the employee actively modifies or declines the election. Company matching contributions, not to exceed 6% of eligible employees' compensation, are at the discretion of the Company. Company matching contributions under the Plan become fully vested for eligible employees after three years of service in which the employee works 1,000 hours annually.

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

9. EMPLOYEE BENEFIT PLANS (Continued)

        The Company's 2016, 2015 and 2014 expense under the Plan was $0, $0 and $1,571, respectively. Pursuant to the provisions of the Plan, the Company determined that no company matching contribution or retirement contribution would be made for 2016 or 2015, and that only a company matching contribution would be made for 2014.

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

        Benefit obligations, fair value of plan assets and funded status of the plans are as follows:

	Pension Benefits		Medical and Life Insurance Benefits
	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$195,600	$220,537	$1,796	$2,172
Interest cost	7,140	6,803	62	63
Participant contributions	—	—	57	69
Benefits paid	(16,554)	(14,826)	(269)	(206)
Actuarial loss (gain)	2,963	(16,914)	(122)	(302)

Benefit obligation at end of year	189,149	195,600	1,524	1,796

Change in the fair value of plan assets:
Plan assets at beginning of year	140,702	151,824	—	—
Actual return on plan assets	10,795	(6,714)	—	—
Company contributions	607	10,418	212	137
Participant contributions	—	—	57	69
Benefits paid	(16,554)	(14,826)	(269)	(206)

Plan assets at end of year	135,550	140,702	—	—

Funded status	$(53,599)	$(54,898)	$(1,524)	$(1,796)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

9. EMPLOYEE BENEFIT PLANS (Continued)

        Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Medical and Life Insurance Benefits
	2016	2015	2016	2015
Accrued expenses	$(555)	$(702)	$(267)	$(327)
Other long-term liabilities	(53,044)	(54,196)	(1,257)	(1,469)

Net amount recognized	$(53,599)	$(54,898)	$(1,524)	$(1,796)

        Amounts recognized in accumulated other comprehensive loss ("AOCI") consist of:

	Pension Benefits		Medical and Life Insurance Benefits
	2016	2015	2016	2015
Net actuarial loss (gain):
Gross amount recognized	$64,003	$69,720	$(1,856)	$(2,165)
Deferred tax expense	10,480	8,343	282	224

Net amount recognized	$74,483	$78,063	$(1,574)	$(1,941)

        The accumulated benefit obligation for all of the defined benefit and supplemental pension plans was $189,149 and $195,600 at January 28, 2017 and January 30, 2016, respectively. The benefit obligation and the accumulated benefit obligation for each of the pension benefit plans exceeded its assets at January 28, 2017 and January 30, 2016.

        Components of net periodic benefit expense (income) and other amounts recognized in other comprehensive income or loss ("OCI") before income taxes are as follows:

	Pension Benefits			Medical and Life Insurance Benefits
	2016	2015	2014	2016	2015	2014
Net periodic benefit expense (income):
Interest cost	$7,140	$6,803	$7,990	$62	$63	$89
Expected return on plan assets	(8,401)	(9,639)	(9,959)	—	—	—
Recognition of net actuarial loss (gain)	6,286	6,791	3,774	(431)	(426)	(519)

Net periodic benefit expense (income)	5,025	3,955	1,805	(369)	(363)	(430)

Other changes in plan assets and benefit obligations recognized in OCI, before taxes:
Actuarial net loss (gain)	569	(562)	33,261	(122)	(302)	(49)
Recognition of net actuarial (loss) gain	(6,286)	(6,791)	(3,774)	431	426	519

Total recognized in OCI, before taxes	(5,717)	(7,353)	29,487	309	124	470

Total recognized in net periodic cost and OCI, before taxes	$(692)	$(3,398)	$31,292	$(60)	$(239)	$40

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

9. EMPLOYEE BENEFIT PLANS (Continued)

        The Company estimates the following amounts will be amortized from AOCI to net periodic cost during 2017:

	Pension Benefits	Medical and Life Insurance Benefits
Net actuarial loss (gain)	$5,628	$(493)

        Weighted average assumptions used to determine benefit obligations are as follows:

	Pension Benefits		Medical and Life Insurance Benefits
	2016	2015	2016	2015
Discount rate	3.70%	3.80%	3.70%	3.80%
Rate of compensation increase	N/A	N/A	N/A	N/A

        Weighted average assumptions used to determine net periodic benefit expense (income) are as follows:

	Pension Benefits			Medical and Life Insurance Benefits
	2016	2015	2014	2016	2015	2014
Discount rate	3.80%	3.20%	4.20%	3.80%	3.20%	4.20%
Expected long-term return on plan assets	6.30%	6.50%	6.80%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

        For measurement of the medical and life insurance benefits plan, the Company assumed an 8.5% annual rate of increase in the per capita cost of covered health care benefits for 2017, grading down to 5.0% by 2024.

        Assumed health care cost trend rate can have a significant effect on the amounts reported for the postretirement health care plan. A one-percentage point change in assumed health care costs would have the following effects:

	One- Percentage Point Increase	One- Percentage Point Decrease
Effect on total service and interest cost components	$3	$(2)
Effect on postretirement benefit obligation	70	(62)

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

        At January 28, 2017, the Company's target pension plan asset allocation was 49% equity securities, 41% debt securities and 10% hedge funds. Investment objectives for the pension plan assets include:

  •
  Providing a long-term return on plan assets that provides sufficient assets to fund pension plan liabilities at an acceptable level of risk.

  •
  Attempting to achieve a consistent, above-average rate of return through appreciation, income and reinvestment of funds consistent with a reasonable level of growth.

  •
  Diversifying investments within asset classes to reduce the impact of losses in a single investment.

        The weighted average pension plan asset allocation is as follows:

	2016	2015
Cash and cash equivalents	2%	1%
Equity securities	48%	47%
Debt securities	40%	42%
Hedge funds	10%	10%

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

9. EMPLOYEE BENEFIT PLANS (Continued)

        The fair value of each class of the pension plan assets as of January 28, 2017 is as follows:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$2,124	$—	$2,124	$—
Equity securities:
U.S. large-cap companies—diversified sectors	8,059	8,059	—	—
U.S. small-cap companies—diversified sectors	2,287	2,287	—	—
Real estate investment trust companies	253	253	—	—
Mutual funds:
Fixed income(1)	4,499	4,499	—	—
International emerging economies fixed income	4,597	4,597	—	—
Real estate investment trust companies	4,146	4,146	—	—
Pooled funds(2):
Multi-strategy equity	6,376	—	6,376	—
Fixed income(1)	20,827	—	20,827	—
Pooled funds at net asset value(2)(3)(4):
U.S. large-cap equity	15,289	—	—	—
U.S. small-cap equity	1,230	—	—	—
International small-cap equity	3,904	—	—	—
International developed economies equity	15,381	—	—	—
International emerging economies equity	7,464	—	—	—
Fixed income(1)	21,021	—	—	—
Senior loan	3,842	—	—	—
Multi-strategy hedge funds(4)(5)	14,251	—	—	—

Total	$135,550	$23,841	$29,327	$—

(1)
Primarily invested in U.S. government securities, municipals, mortgage-backed securities and investment grade and high yield bonds.

(2)
Pooled funds consist primarily of common collective trusts, limited partnerships and 103-12 investment entities.

(3)
Certain investments in this category are subject to redemption frequency restrictions, advance notification requirements or both.

(4)
Investments are measured at fair value using the net asset per share (or its equivalent) practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit a reconciliation of the fair value hierarchy to the pension plan assets.

(5)
These investments are subject to quarterly redemption frequency restrictions, subject to advance notification requirements ranging from 60 to 91 days.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

9. EMPLOYEE BENEFIT PLANS (Continued)

        The fair value of each class of the pension plan assets as of January 30, 2016 is as follows:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$686	$—	$686	$—
Equity securities:
U.S. large-cap companies—diversified sectors	7,858	7,858	—	—
U.S. small-cap companies—diversified sectors	2,457	2,457	—	—
Real estate investment trust companies	427	427	—	—
Mutual funds:
Fixed income(1)	4,849	4,849	—	—
International emerging economies fixed income	4,848	4,848	—	—
Floating rate debt securities	3,771	3,771	—	—
Real estate investment trust companies	4,459	4,459	—	—
Pooled funds(2)(3):
Multi-strategy equity	7,256	—	7,256	—
Fixed income(1)	22,486	—	22,486	—
Pooled funds at net asset value(2)(4)(5):
U.S. large-cap equity	16,160	—	—	—
U.S. small-cap equity	1,191	—	—	—
International small-cap equity	4,208	—	—	—
International developed economies equity	15,401	—	—	—
International emerging economies equity	7,058	—	—	—
Fixed income(1)	22,992	—	—	—
Multi-strategy hedge funds(5)(6)	14,595	—	—	—

Total	$140,702	$28,669	$30,428	$—

(1)
Primarily invested in U.S. government securities, municipals, mortgage-backed securities and investment grade and high yield bonds.

(2)
Pooled funds consist primarily of common collective trusts, limited partnerships and 103-12 investment entities.

(3)
During 2016, management re-evaluated the classification of its pension plan investments relative to the determination of whether certain plan investments have a readily determinable fair value. Based on further evaluation, certain plan investments as of January 30, 2016 previously disclosed as measured at net asset value ("NAV") as a practical expedient and excluded from the fair value hierarchy have been corrected and included within the above table as Level 2 investments. This change in disclosure is not considered material to the consolidated financial statements and is consistent with presentation of amounts as of January 28, 2017.

(4)
Certain investments in this category are subject to redemption frequency restrictions, advance notification requirements or both.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

9. EMPLOYEE BENEFIT PLANS (Continued)

(5)
Investments are measured at fair value using the net asset per share (or its equivalent) practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit a reconciliation of the fair value hierarchy to the pension plan assets.

(6)
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

        Information about the expected cash flows related to the pension and other postretirement benefit plans is as follows:

	Pension Benefits	Medical and Life Insurance Benefits
Expected company contributions in 2017	$555	$267
Expected plan benefit payments (net of expected participant contributions) for year:
2017	$18,052	$267
2018	14,174	234
2019	13,579	202
2020	12,870	174
2021	12,631	151
2022-2026	57,628	450

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

10. LONG-TERM DEBT

        Long-term debt consisted of the following:

	January 28, 2017	January 30, 2016
Senior secured credit facility—Tranche A expires on December 12, 2018 and Tranche A-1 expires on the earlier of (a) March 15, 2021 and (b) the expiration date of Tranche A; interest payable periodically at varying rates (3.9% weighted average for 2016)	$506,689	$455,265
Second lien senior secured notes—mature on July 15, 2017; interest payable each March 15 and September 15 at 10.625%	—	57,292
Second lien senior secured notes—mature on June 15, 2021; interest payable each June 15 and December 15 at 8.00%	350,000	350,000

Total debt	856,689	862,557
Less:
Unamortized deferred financing costs on second lien senior secured notes	(5,500)	(6,580)
Unamortized discount on senior secured credit facility—Tranche A-1	(2,412)	—

Long-term debt	$848,777	$855,977

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

        During 2015, pursuant to the terms of commitment increase letter acknowledgments, the Tranche A revolving commitments under the Second Amended Revolving Credit Facility were increased from $575,000 to $730,000. This brought total revolving commitments under the Second Amended Revolving Credit Facility to $830,000.

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

        On August 15, 2016, the Obligors entered into a Fourth Amendment (the "Fourth Amendment") to the Second Amended Revolving Credit Facility which, among other changes, increased lender commitments under the A-1 Tranche of the Second Amended Revolving Credit Facility to $150,000

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

10. LONG-TERM DEBT (Continued)

from the previous $100,000. This brought total commitments under the Second Amended Revolving Credit Facility to $880,000 (including a $150,000 sub-line for letters of credit and $75,000 for swing line loans). As a result of this transaction, the Company incurred a loss on extinguishment of debt of $676 for costs related to the write-off of deferred financing fees.

        The Second Amended Revolving Credit Facility provides that the Borrowers may make requests to increase the commitments up to $950,000 in the aggregate upon the satisfaction of certain conditions, provided that the lenders are under no obligation to provide any such increases.

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

        Borrowings under the Second Amended Revolving Credit Facility bear interest at either (1) Adjusted LIBOR (equal to the London Interbank Offered Rate for an interest period selected by the Borrowers) plus an applicable margin or (2) a base rate (based on the highest of (a) the Federal Funds Rate plus 0.5%, (b) the Bank of America prime rate and (c) Adjusted LIBOR based on an interest period of one month plus 1.0%) plus the applicable margin. Following the Fourth Amendment, the applicable margins in respect of the Tranche A-1 facility are 9.5% for LIBOR loans and 8.5% for base rate loans; there is also a 1.0% LIBOR floor utilized when determining Adjusted LIBOR for that Tranche. The applicable margins in respect of the Tranche A facility continue to be based upon the excess availability under the Second Amended Revolving Credit Facility.

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

        The first financial covenant contained in the Second Amended Revolving Credit Facility requires that the minimum excess availability be an amount greater than or equal to the greater of (1) 10% of the lesser of: (a) the aggregate commitments at such time and (b) the aggregate borrowing base at such time and (2) $75,000. The Fourth Amendment added a second financial covenant which stipulates that, if at any time on or after January 29, 2017 and for so long as excess availability under the Second Amended Revolving Credit Facility is less than 20% of the lesser of (a) the aggregate commitments at such time and (b) the aggregate borrowing base at such time, the fixed charge coverage ratio shall be at least 1.00 to 1.00. The affirmative covenants include requirements that the Obligors and their subsidiaries provide the lenders with certain financial statements, forecasts and other reports, borrowing base certificates and notices; comply with various federal, state and local rules and regulations, their organizational documents and their material contracts; maintain their properties; and take certain actions with respect to any future subsidiaries. In addition, there are certain limitations on the Obligors and their subsidiaries, including limitations on any debt the Obligors may have in addition to the existing debt and the terms of that debt; acquisitions, joint ventures and investments; mergers and

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

10. LONG-TERM DEBT (Continued)

consolidations; dispositions of property; dividends by the Obligors or their subsidiaries (dividends paid may not exceed $10,000 in any year or $30,000 during the term of the agreement; however, additional dividends may be paid subject to meeting other requirements); transactions with affiliates; changes in the business or corporate structure of the Obligors or their subsidiaries; prepaying, redeeming or repurchasing certain debt; changes in accounting policies or reporting practices, unless required by generally accepted accounting principles; and speculative transactions. The Second Amended Revolving Credit Facility also provides that it is a condition precedent to borrowing that no event has occurred that could reasonably be expected to have a material adverse effect, as defined in the agreement, on the Company. If the Company fails to comply with the financial covenants or the other restrictions contained in the Second Amended Revolving Credit Facility or with the indentures that govern the second lien senior secured notes, an event of default would occur. An event of default could result in the acceleration of the Company's debt due to the cross-default provisions within the debt agreements. The borrowing base calculation under the Second Amended Revolving Credit Facility contains an inventory advance rate subject to periodic review at the lenders' discretion.

        As of January 28, 2017, the Company had borrowings of $506,689 under the Second Amended Revolving Credit Facility, with $233,833 of borrowing availability (before taking into account the minimum borrowing availability covenant, which was $75,000 as of January 28, 2017) and letter-of-credit commitments of $4,889.

Senior Notes

        At January 30, 2016, The Bon-Ton Department Stores, Inc. (the "Issuer") had outstanding $57,292 of 10 5/8% Second Lien Senior Secured Notes due 2017 (the "2017 Notes") and $350,000 of 8.00% Second Lien Senior Secured Notes due 2021 (the "2021 Notes" and, together with the 2017 Notes, the "Notes"). The outstanding Notes are guaranteed by the Parent and by each of its subsidiaries, other than the Issuer, that is an Obligor under the Company's Second Amended Revolving Credit Facility.

        On January 15, 2016, the SPEs that had previously participated in the Company's mortgage loan facility (the "Mortgage Loan Facility") were designated as "Restricted Subsidiaries" and guarantors under the Indentures for the Notes. The SPEs and their assets were then added to the Second Amended Revolving Credit Facility.

        On November 29, 2016, the Company redeemed all of its outstanding 2017 Notes with borrowings under its Second Amended Revolving Credit Facility. These notes, which had a balance of $57,292, were redeemed at a redemption price of 100%, plus accrued and unpaid interest. As a result of this transaction, the Company incurred a loss on extinguishment of debt of $76 for costs related to the redemption and the write-off of deferred financing fees.

        The 2021 Notes and their related guarantees are secured by a second-priority lien on collateral owned by the Issuer and each of the guarantors consisting of substantially all of the Issuer's and guarantors' tangible and intangible assets securing the Second Amended Revolving Credit Facility, except for capital stock of the Issuer and certain of the Issuer's subsidiaries and certain other exceptions. However, the capital stock or other securities of any subsidiary of Issuer that are owned by the Issuer or any other guarantor and pledged as collateral are deemed to be pledged as collateral only to the extent that separate financial statements of such subsidiary would not be required to be filed

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

10. LONG-TERM DEBT (Continued)

with the Securities and Exchange Commission pursuant to Rule 3-16 of Regulation S-X under the Securities Act of 1933, as amended (or any other law, rule or regulation). Accordingly, the collateral securing the Notes and their related guarantees excludes the capital stock and other securities of any subsidiary of the Issuer that are owned by the Issuer or any other guarantor, in each case to the extent necessary for the Company to not be required to provide the financial statements required by Rule 3-16 of Regulation S-X (or any other law, rule or regulation).

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

        Proceeds from the sale-leaseback transaction, supplemented with borrowings under the Second Amended Revolving Credit Facility, were used to pay $104,538 on the balance of the Mortgage Loan Facility. As a result of such prepayment, the Company paid an early termination fee of $4,741. Unamortized deferred financing fees of $121 were accelerated on the date of the termination. Fees paid and deferred financing fees accelerated were recognized in loss on extinguishment of debt. Also in connection with this prepayment, the mortgages on 11 retail stores and a distribution center were eliminated.

        On January 15, 2016, the Company retired the remaining segment of its Mortgage Loan Facility using borrowings from the Second Amended Revolving Credit Facility and cash on hand. The Mortgage Loan Facility had principal outstanding of $102,371. As a result of such prepayment, the Company paid an early termination fee of $1,307. Unamortized deferred financing fees of $39 were accelerated on the date of the termination. Fees paid and deferred financing fees accelerated were recognized in loss on extinguishment of debt. The Second Amended Revolving Credit Facility was amended to include the SPEs that had previously participated in the Company's Mortgage Loan Facility. Supplemental Indentures were issued for the Notes as the former SPE's were added to the list of Restricted Subsidiaries and guarantors under those facilities. Properties owned by the SPEs became additional collateral under both the Second Amended Revolving Credit Facility and the Notes.

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

        The Company was in compliance with all loan agreement restrictions and covenants during 2016.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

10. LONG-TERM DEBT (Continued)

        Debt maturities by year at January 28, 2017 are as follows:

2017	$—
2018	506,689
2019	—
2020	—
2021	350,000
2022 and thereafter	—

$856,689

        See Note 5 for disclosure of the fair value measurement of the Company's long-term debt.

11. INTEREST COSTS

        Interest costs for the Company are as follows:

	2016	2015	2014
Interest costs incurred, including amortization of deferred financing fees	$67,088	$63,108	$62,029
Interest income	(39)	(94)	(4)
Capitalized interest	(225)	(468)	(289)

Interest expense, net	$66,824	$62,546	$61,736

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

12. COMMITMENTS AND CONTINGENCIES (Continued)

        At January 28, 2017, future minimum lease payments for the noncancelable terms of operating leases, including lease renewals determined to be reasonably assured, and the present value of net minimum lease payments under capital lease and financing obligations are as follows:

Year	Capital Lease and Financing Obligations	Operating Leases
2017	$16,095	$87,708
2018	15,756	83,643
2019	15,003	76,296
2020	15,776	69,884
2021	15,927	58,875
2022 and thereafter	141,669	202,126

Total net minimum rentals(1)	220,226	$578,532

Financing obligation	13,250
Less: Amount representing interest	(92,934)

Present value of net minimum lease payments, of which $6,685 is due within one year	$140,542

(1)
Total net minimum rentals have not been reduced by minimum sublease rentals of $411 and $1,259 related to capital lease and financing obligations and operating leases, respectively, due in the future under noncancelable operating subleases.

        Certain leases contain renewal options ranging from one to 50 years. Included in the minimum lease payments under operating leases are leased real estate, vehicles, postage meters, computer equipment and a related-party commitment with an entity associated with the Company's majority shareholder of $224 for each of years 2017 through 2021.

        Rental expense, net of sublease income, consisted of the following:

	2016	2015	2014
Operating leases:
Buildings:
Rental expense	$78,598	$81,903	$82,148
Contingent rentals	3,572	4,573	4,912
Fixtures and equipment	1,156	1,129	1,315

Totals	$83,326	$87,605	$88,375

        Rental expense includes amounts paid to an entity related to the Company's majority shareholder of $224 for each of 2016, 2015 and 2014.

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

13. SHAREHOLDERS' (DEFICIT) EQUITY

        The Company's capital structure consists of common stock with one vote per share and Class A common stock with ten votes per share. Transfers of the Company's Class A common stock are restricted. Upon sale or transfer of ownership or voting rights of Class A common stock to other than permitted transferees, such shares will convert to an equal number of common stock shares. Dividends, which are declared and paid on shares of common stock and Class A common stock, totaled $0.15 per share in 2015, and $0.20 per share in 2014 for each class of shares. There were no dividends declared in 2016. Dividends in the aggregate totaled $0, $2,596 and $3,374 in 2016, 2015 and 2014, respectively, for common stock; dividends in the aggregate totaled $0 in 2016, $442 in 2015 and $590 in 2014 for Class A common stock. Additionally, the Company has authorized 5,000,000 shares of preferred stock; however, no preferred shares have been issued. Treasury stock, which consists of the Company's common stock, is accounted for using the cost method.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

14. COMPREHENSIVE INCOME (LOSS)

        AOCI is comprised entirely of the net actuarial loss associated with the pension and postretirement benefit plans.

        The related tax effects allocated to OCI are as follows:

	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
2016:
Pension and postretirement benefit plans:
Reclassification adjustments for prior net actuarial loss	$5,855	$(2,376)	$3,479
Actuarial net loss	(447)	181	(266)

Other comprehensive income	$5,408	$(2,195)	$3,213

2015:
Pension and postretirement benefit plans:
Reclassification adjustments for prior net actuarial loss	$6,365	$(2,594)	$3,771
Actuarial net gain	864	(352)	512

Other comprehensive income	$7,229	$(2,946)	$4,283

2014:
Pension and postretirement benefit plans:
Reclassification adjustments for prior net actuarial loss	$3,255	$—	$3,255
Actuarial net loss	(33,212)	—	(33,212)

Other comprehensive loss	$(29,957)	$—	$(29,957)

        The before-tax amounts of reclassification adjustments related to pension and postretirement benefit plans (see Note 9) were recorded within SG&A expense.

        As a result of the full deferred tax asset valuation allowance maintained throughout 2016, 2015 and 2014, the changes recognized within OCI were recorded on a gross basis for 2014. The changes recognized within OCI for 2016 and 2015 are net of $2,195 and $2,946 tax expense, respectively (see Note 16).

15. SHARE-BASED COMPENSATION

        The Company's Amended and Restated 2009 Omnibus Incentive Plan (the "2009 Omnibus Plan"), as approved by shareholders on June 12, 2012, provides for the granting of common stock options, restricted shares, restricted stock units, performance shares, stock appreciation rights, phantom stock and dividend equivalent rights to certain employees, executive officers, directors, consultants and advisors. A maximum of 4,500,000 shares may be granted under the 2009 Omnibus Plan, in addition to 209,812 available shares transferred from the Company's Amended and Restated 2000 Stock Incentive and Performance-Based Award Plan. At January 28, 2017, 249,321 shares were available within the 2009 Omnibus Plan. Vesting periods for the awards are at the discretion of the Company's Board of Directors.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

15. SHARE-BASED COMPENSATION (Continued)

        Stock options are granted with an exercise price equal to the market value of the underlying stock on the grant date, and vest over one to four years with a contractual term of seven years. No stock options were granted during 2016, 2015 or 2014.

        Restricted shares granted during 2016, 2015 and 2014 vest over one to three years. Employees who are granted restricted shares are not required to pay for the shares; however, the shares will be forfeited if the employee does not remain employed with the Company until the restrictions on the shares lapse. In addition, vesting of certain restricted shares awarded during 2016, 2015 and 2014 was subject to the achievement of specified criteria based on Company performance.

        Restricted stock units granted during 2016, 2015 and 2014 vest over one year. Employees and directors who are granted restricted stock units are not required to pay for the shares; however, the shares will be forfeited if the employee or director does not remain employed with the Company, or continue to serve as a member of its Board of Directors, until the restricted stock units vest.

        The Company recognizes share-based compensation pursuant to ASC 718. The Company measures the cost of grantee services received in exchange for an award of equity instruments based on the grant date fair value of the award, and recognizes that cost over the period that the grantee is required to provide service in exchange for the award. For stock option awards, the Company estimates grant date fair value using the Black-Scholes option valuation model. For restricted share and restricted stock unit grants, grant date fair value is determined based upon the closing trading value of the Company's stock on the day of the grant. Certain restricted share grants for which vesting is based on service and performance requirements are additionally contingent on achievement of a positive total shareholder return measure; for these grants, the grant date fair value is determined using a Monte Carlo simulation model estimate. The Company generally issues new stock to satisfy share-based awards.

        The compensation cost that has been recorded within SG&A expense for the Company's share-based award plans was $2,700, $3,021 and $2,502 for 2016, 2015 and 2014, respectively. There was no income tax benefit or expense recognized in the 2016, 2015 and 2014 consolidated statements of operations for share-based award compensation due to continuation of a full valuation allowance on all net deferred tax assets related to share-based award compensation.

        Cash received from exercised stock options was $0, $454 and $22 for 2016, 2015 and 2014, respectively. Actual tax deduction benefits from exercised stock options and vested restricted shares totaled $216, $474 and $1,965 for 2016, 2015 and 2014, respectively.

        Awards with graded vesting are recognized using graded amortization.

        Based upon an examination of forfeiture rates for the various classes of restricted stock units and restricted shares, Company management does not believe the total number of shares that are vested and expected to vest as of January 28, 2017 are materially different from the respective number of options or shares outstanding as of January 28, 2017.

Stock Options

        No stock options were redeemed during 2016, and none were outstanding at January 28, 2017 or January 30, 2016.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

15. SHARE-BASED COMPENSATION (Continued)

        The total intrinsic value of options exercised during 2016, 2015 and 2014 was $0, $91 and $26, respectively.

Restricted Stock Units

        Restricted stock units consist of units granted from the 2009 Omnibus Plan. The fair value of each restricted stock unit award is determined based upon the closing trading value of the Company's stock on the day of the grant. A summary of the restricted stock units as of January 28, 2017 and changes during 2016 is presented below:

	Service Required
	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding as of January 30, 2016	447,266	$7.70
Granted	322,653	1.50
Settled	(80,143)	7.24

Outstanding as of January 28, 2017	689,776	$4.85

        As of January 28, 2017, there was $192 of total unrecognized compensation cost related to restricted stock units that is expected to be recognized over a weighted average period of 0.38 years. Vested awards will be settled in shares after certain events and time periods occur, as defined within the terms of the restricted stock unit grant agreements.

        The total fair value of restricted stock units vested during 2016, 2015 and 2014 was $163, $233 and $242, respectively. The weighted-average grant date fair value of service restricted stock units granted during 2016, 2015 and 2014 was $1.50 per unit, $4.73 per unit and $10.01 per unit, respectively.

        Outstanding restricted stock units totaling 322,653 and 107,821 were unvested as of January 28, 2017 and January 30, 2016, respectively, with a weighted-average grant date fair value of $1.50 per unit and $4.73 per unit, respectively. All restricted stock units granted during 2016 were unvested as of January 28, 2017.

        The Company pays cash dividend equivalents on all outstanding restricted stock units.

Restricted Shares

        The Company's restricted shares consist of shares granted from the 2009 Omnibus Plan. The fair value of each restricted share award is determined based upon the closing trading value of the Company's stock on the day of the grant, except for performance and service grants with vesting additionally contingent on achievement of a positive total shareholder return measure for which the

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

15. SHARE-BASED COMPENSATION (Continued)

grant date fair value is determined using a Monte Carlo simulation model estimate. A summary of the restricted share awards as of January 28, 2017 and changes during 2016 is presented below:

	Restricted Shares		Weighted-Average Grant Date Fair Value
	Performance and Service Required(1)	Service Required	Performance and Service Required(1)	Service Required
Nonvested as of January 30, 2016	498,750	1,099,750	$6.63	$7.46
Granted	367,700	266,550	2.06	2.19
Vested	—	(253,500)	—	11.05
Forfeited	(110,000)	(31,150)	6.14	7.37

Nonvested as of January 28, 2017	756,450	1,081,650	$4.48	$5.33

(1)
Includes shares for which vesting was contingent on achievement of a positive total shareholder return measure.

        As of January 28, 2017, there was $1,747 of total unrecognized compensation cost related to restricted shares that is expected to be recognized over a weighted average period of 1.40 years.

        The total fair value of shares vested during 2016, 2015 and 2014 was $508, $1,183 and $4,627, respectively.

        The weighted-average grant date fair value of service restricted shares granted during 2016, 2015 and 2014 was $2.19 per share, $5.47 per share and $10.06 per share, respectively. The weighted-average grant date fair value of service and performance restricted shares granted during 2016, 2015 and 2014 was $2.06 per share, $6.22 per share and $10.02 per share, respectively.

        The Company pays cash dividends on all outstanding restricted shares, other than those that are performance-based.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

16. INCOME TAXES

        Components of the income tax (benefit) provision were as follows:

	2016	2015	2014
Current:
Federal	$—	$—	$—
State	—	—	(99)

Total current	—	—	(99)

Deferred:
Federal	(1,210)	(2,132)	1,360
State	(376)	257	358

Total deferred	(1,586)	(1,875)	1,718

Income tax (benefit) provision	$(1,586)	$(1,875)	$1,619

        Components of gross deferred tax assets and liabilities were as follows:

	January 28, 2017	January 30, 2016
Deferred tax assets:
Net operating losses	$98,939	$79,154
General business tax credits	8,628	7,609
Alternative minimum tax credits	5,529	5,529
Defined benefit pension obligations	19,817	20,099
Accrued expenses	5,440	7,283
Inventories	—	1,660
Equity compensation	2,588	2,878
Rent amortization	39,148	40,831
Capital leases	55,327	52,520
Deferred revenue	14,599	15,831
Other	7,536	8,291

Gross deferred tax assets	257,551	241,685
Less: Valuation allowance	(206,089)	(186,582)

Net deferred tax assets	51,462	55,103

Deferred tax liabilities:
Property, fixtures and equipment	(42,041)	(50,876)
Trade names	(10,377)	(9,768)
Inventories	(5,053)	—
Other	(4,368)	(4,227)

Total gross deferred tax liabilities	(61,839)	(64,871)

Net deferred tax liabilities	$(10,377)	$(9,768)

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

        The Company has evaluated its deferred tax assets each reporting period, including assessment of its cumulative income or loss over the prior three-year period, to determine if valuation allowances were required. With respect to reviews during 2016, 2015 and 2014, the Company's three-year historical cumulative loss and the continuation of uncertain near-term economic conditions impeded the Company's ability to rely on its projections of future taxable income in assessing valuation allowance requirements. As such, the Company concluded that it was necessary to maintain a full valuation allowance on its net deferred tax assets. If actual results differ from the Company's underlying estimates, or these estimates are adjusted in future periods, the Company may need to adjust its valuation allowance—which could materially impact its financial position and results of operations.

        If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard for realization under ASC 740, the valuation allowance would be reduced accordingly in the period that such a conclusion is reached.

        As a result of the partial tax benefit allocated to the loss from continuing operations, the changes recognized within OCI were reported on a net-of-tax basis in 2016 and in 2015. As a result of the full deferred tax asset valuation allowance maintained throughout 2014, the changes recognized within OCI were recorded on a gross basis.

        At January 28, 2017, the Company had federal and state net operating loss carry-forwards of $204,263 and $487,420, respectively, which are available to offset future federal and state taxable income, some of which are subject to limitations imposed by Section 382. These net operating losses will expire in various years from 2017 through 2036.

        The Company had carry-forwards for general business tax credits of $8,628 and $7,609 as of January 28, 2017 and January 30, 2016, respectively. These credits will expire in various years from 2028 through 2036.

        The Company had carry-forwards for alternative minimum tax credits of $5,529 as of January 28, 2017 and January 30, 2016. The Company acquired $2,064 of these credits in connection with an acquisition; their use is subject to limitations imposed by Section 382. These credits can be carried-forward indefinitely.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

16. INCOME TAXES (Continued)

        Pursuant to ASC 740, the Company is required to consider all income items (including items recorded in OCI) in determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations. As a result, in 2016 the Company recorded a net income tax benefit of $1,586 which includes a $2,195 non-cash income tax benefit from continuing operations. In 2015 the Company recorded a net income tax benefit of $1,875 which includes a $2,946 non-cash income tax benefit from continuing operations. Since OCI was also a loss in 2014, no tax benefit was allocated to continuing operations that year. In 2016 and 2015, the income tax benefit on the loss from continuing operations is exactly offset by income tax expense on OCI. However, while the income tax benefit from continuing operations is reported in the consolidated statement of operations, the income tax expense on OCI is recorded directly to AOCI, which is a component of shareholders' equity. Because the income tax expense on OCI is equal to the income tax benefit from continuing operations in 2016 and 2015, the Company's year-end net deferred tax position is not impacted by this tax allocation. The resulting residual income tax expense will remain in AOCI until all amounts in AOCI that relate to the plan or program that gave rise to the residual income taxes are recognized in the consolidated statement of operations. The Company will reclassify to earnings all residual tax amounts relating to its pension and retiree medical liability in the period in which these plans or programs are terminated.

        A reconciliation of the tax (benefit) provision to the tax at the statutory federal income rate is as follows:

	2016	2015	2014
Tax benefit at statutory rate	$(22,751)	$(20,625)	$(1,874)
State income taxes, net of federal benefit	(3,583)	(3,879)	(1,865)
Valuation allowance changes, net	21,504	26,062	4,684
Expired federal net operating losses	4,310	—	—
Tax benefit resulting from OCI allocation	(2,195)	(2,946)	—
Tax credits	(355)	(677)	(534)
Nondeductible expenses	1,037	256	1,031
Changes in state deferred tax rate	293	(107)	178
Other, net	154	41	(1)

Tax (benefit) provision at effective rate	$(1,586)	$(1,875)	$1,619

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

	2016	2015	2014
Balance at beginning of year	$9,064	$9,064	$9,162
Increases (decreases) related to prior year tax positions	22	—	(19)
Lapse of statute	—	—	(79)

Balance at end of year	$9,086	$9,064	$9,064

        The total amount of gross unrecognized tax benefits that, if recognized, would impact the effective tax rate was $0 as of January 28, 2017 and January 30, 2016. The gross unrecognized tax benefits are not expected to significantly increase or decrease during 2017.

        It is the Company's policy to record interest and penalties on unrecognized tax benefits as an income tax provision. For 2016 and 2015, the Company did not record any interest or penalty on unrecognized tax benefits. For 2014, the Company recorded $6 as an income tax provision, offset by a $26 reduction of accrued interest due to a statute expiration. At each of January 28, 2017 and January 30, 2016, the Company did not have any accruals for interest and penalties on unrecognized tax benefits.

        The Company's federal tax returns for the years ended February 1, 2014 through the present are open to examination, as are the Company's various state tax returns for the years ended February 2, 2013 through the present.

17. QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended
2016:	April 30, 2016	July 30, 2016	October 29, 2016	January 28, 2017
Net sales	$591,007	$542,360	$589,942	$877,283
Costs of merchandise sold	390,913	344,273	382,892	559,648
Selling, general and administrative expense	216,185	211,872	213,816	238,755
(Loss) income from operations	(22,876)	(23,718)	(12,881)	62,046
Net (loss) income	(37,818)	(38,736)	(31,582)	44,717
Basic (loss) earnings per share	$(1.91)	$(1.95)	$(1.58)	$2.09
Diluted (loss) earnings per share	$(1.91)	$(1.95)	$(1.58)	$2.09

        The quarter ended October 29, 2016 includes a loss on extinguishment of debt totaling $676 due to the write-off of certain deferred financing fees in connection with the Second Amended Revolving Credit Facility amendment (see Note 10).

        The quarter ended January 28, 2017 includes impairment charges of $13,709 resulting in a reduction in the carrying amount of certain store properties (see Note 3) and $2,999 related to the reduction in the value of certain intangible assets (see Note 4).

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

	Quarter Ended
2015:	May 2, 2015	August 1, 2015	October 31, 2015	January 30, 2016
Net sales	$610,938	$555,431	$623,400	$927,922
Costs of merchandise sold	404,465	350,828	415,025	605,397
Selling, general and administrative expense	218,686	215,186	220,183	251,597
(Loss) income from operations	(19,043)	(19,743)	(18,345)	66,957
Net (loss) income	(34,074)	(39,563)	(33,992)	50,576
Basic (loss) earnings per share	$(1.74)	$(2.01)	$(1.72)	$2.42
Diluted (loss) earnings per share	$(1.74)	$(2.01)	$(1.72)	$2.42

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

18. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

        The condensed consolidating financial information for the Parent, the Issuer and the guarantor subsidiaries as of January 28, 2017 and January 30, 2016 and for 2016, 2015 and 2014 as presented below has been prepared from the books and records maintained by the Parent, the Issuer and the guarantor subsidiaries. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the guarantor subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from affiliates will exist at any time.

        On January 15, 2016, the Obligors entered into a Consent and Third Amendment to the Second Amended Revolving Credit Facility, which among other changes, provided for the joinders of the SPEs that had previously participated in the Company's mortgage loan facility as Obligors under the Second Amended Revolving Credit Facility, and as "Restricted Subsidiaries" and guarantors under the indentures for the Notes. The SPEs and their assets were then added to the second lien security agreement. For comparative purposes, the 2015 condensed consolidating financial information as presented below has been retrospectively adjusted as if the activity described above occurred at the beginning of the period.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

18. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

The Bon-Ton Stores, Inc.

Condensed Consolidating Balance Sheet

January 28, 2017

	Parent	Issuer	Guarantor Subsidiaries	Consolidating Eliminations	Company Consolidated
Assets
Current assets:
Cash and cash equivalents	$1	$3,575	$3,160	$—	$6,736
Merchandise inventories	—	475,816	248,638	—	724,454
Prepaid expenses and other current assets	—	94,585	4,153	(180)	98,558

Total current assets	1	573,976	255,951	(180)	829,748
Property, fixtures and equipment at cost, net	—	277,511	307,292	—	584,803
Intangible assets, net	—	17,715	55,396	—	73,111
Investment in and advances to affiliates	(22,782)	414,949	446,521	(838,688)	—
Other long-term assets	—	19,800	733	(3,132)	17,401

Total assets	$(22,781)	$1,303,951	$1,065,893	$(842,000)	$1,505,063

Liabilities and Shareholders' (Deficit) Equity
Current liabilities:
Accounts payable	$—	$185,900	$—	$—	$185,900
Accrued payroll and benefits	—	21,405	4,416	—	25,821
Accrued expenses	—	70,988	79,633	(180)	150,441
Current maturities of capital lease and financing obligations	—	1,995	4,690	—	6,685

Total current liabilities	—	280,288	88,739	(180)	368,847
Long-term debt and capital lease and financing obligations, less current maturities	—	920,782	61,852	—	982,634
Other long-term liabilities	—	132,165	47,330	(3,132)	176,363

Total liabilities	—	1,333,235	197,921	(3,312)	1,527,844
Shareholders' (deficit) equity	(22,781)	(29,284)	867,972	(838,688)	(22,781)

Total liabilities and shareholders' (deficit) equity	$(22,781)	$1,303,951	$1,065,893	$(842,000)	$1,505,063

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

18. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

The Bon-Ton Stores, Inc.

Condensed Consolidating Balance Sheet

January 30, 2016

	Parent	Issuer	Guarantor Subsidiaries	Consolidating Eliminations	Company Consolidated
Assets
Current assets:
Cash and cash equivalents	$1	$2,822	$4,056	$—	$6,879
Merchandise inventories	—	467,262	244,437	—	711,699
Prepaid expenses and other current assets	—	88,346	9,088	(180)	97,254

Total current assets	1	558,430	257,581	(180)	815,832
Property, fixtures and equipment at cost, net	—	319,736	315,598	—	635,334
Intangible assets, net	—	20,964	61,098	—	82,062
Investment in and advances to affiliates	34,915	437,894	382,958	(855,767)	—
Other long-term assets	—	19,846	863	(3,311)	17,398

Total assets	$34,916	$1,356,870	$1,018,098	$(859,258)	$1,550,626

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$—	$162,831	$—	$—	$162,831
Accrued payroll and benefits	—	23,154	5,373	—	28,527
Accrued expenses	—	70,386	77,172	(180)	147,378
Current maturities of capital lease and financing obligations	—	1,395	3,999	—	5,394

Total current liabilities	—	257,766	86,544	(180)	344,130
Long-term debt and capital lease and financing obligations, less current maturities	—	929,377	53,292	—	982,669
Other long-term liabilities	—	138,810	53,412	(3,311)	188,911

Total liabilities	—	1,325,953	193,248	(3,491)	1,515,710
Shareholders' equity	34,916	30,917	824,850	(855,767)	34,916

Total liabilities and shareholders' equity	$34,916	$1,356,870	$1,018,098	$(859,258)	$1,550,626

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

18. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

2016

	Parent	Issuer	Guarantor Subsidiaries	Consolidating Eliminations	Company Consolidated
Net sales	$—	$1,582,141	$1,018,451	$—	$2,600,592
Other income	—	45,185	28,574	—	73,759

	—	1,627,326	1,047,025	—	2,674,351

Costs and expenses:
Costs of merchandise sold	—	1,027,708	650,018	—	1,677,726
Selling, general and administrative	—	541,019	360,696	(21,087)	880,628
Depreciation and amortization	—	51,178	41,016	—	92,194
Amortization of lease-related interests	—	1,872	2,337	—	4,209
Impairment charges	—	14,506	2,517	—	17,023

(Loss) income from operations	—	(8,957)	(9,559)	21,087	2,571
Other income (expense):
Intercompany income	—	2,434	57,058	(59,492)	—
Equity in (losses) earnings of subsidiaries	(65,005)	43,140	—	21,865	—
Interest expense, net	—	(100,870)	(4,359)	38,405	(66,824)
Loss on extinguishment of debt	—	(752)	—	—	(752)

(Loss) income before income taxes	(65,005)	(65,005)	43,140	21,865	(65,005)
Income tax (benefit) provision	(1,586)	(1,586)	17	1,569	(1,586)

Net (loss) income	$(63,419)	$(63,419)	$43,123	$20,296	$(63,419)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive (Loss) Income

2016

	Parent	Issuer	Guarantor Subsidiaries	Consolidating Eliminations	Company Consolidated
Net (loss) income	$(63,419)	$(63,419)	$43,123	$20,296	$(63,419)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	3,213	3,213	—	(3,213)	3,213

Comprehensive (loss) income	$(60,206)	$(60,206)	$43,123	$17,083	$(60,206)

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

18. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Cash Flows

2016

	Parent	Issuer	Guarantor Subsidiaries	Consolidating Eliminations	Company Consolidated
Net cash provided by operating activities	$191	$44,126	$14,647	$—	$58,964

Cash flows from investing activities:
Capital expenditures	—	(29,802)	(24,819)	—	(54,621)
Proceeds from sale of property, fixtures and equipment	—	76	25	—	101

Net cash used in investing activities	—	(29,726)	(24,794)	—	(54,520)

Cash flows from financing activities:
Payments on long-term debt and capital lease and financing obligations	—	(774,047)	(3,999)	—	(778,046)
Proceeds from issuance of long-term debt and financing obligations	—	763,784	13,250	—	777,034
Deferred financing costs paid	—	(5,605)	—	—	(5,605)
Restricted shares forfeited in lieu of payroll taxes	(191)	—	—	—	(191)
Increase in book overdraft balances	—	2,221	—	—	2,221

Net cash (used in) provided by financing activities	(191)	(13,647)	9,251	—	(4,587)

Net increase (decrease) in cash and cash equivalents	—	753	(896)	—	(143)
Cash and cash equivalents at beginning of period	1	2,822	4,056	—	6,879

Cash and cash equivalents at end of period	$1	$3,575	$3,160	$—	$6,736

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

18. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Cash Flows

2015

	Parent	Issuer	Guarantor Subsidiaries	Consolidating Eliminations	Company Consolidated
Net cash provided by (used in) operating activities	$4,428	$(111,827)	$133,997	$(8,776)	$17,822

Cash flows from investing activities:
Capital expenditures	—	(59,249)	(25,426)	—	(84,675)
Intercompany investing activity	(454)	(47,136)	—	47,590	—
Proceeds from insurance claim	—	—	1,700	—	1,700
Proceeds from sale of property, fixtures and equipment	—	17,632	67,722	—	85,354

Net cash (used in) provided by investing activities	(454)	(88,753)	43,996	47,590	2,379

Cash flows from financing activities:
Payments on long-term debt and capital lease and financing obligations	—	(693,682)	(221,323)	—	(915,005)
Proceeds from issuance of long-term debt and financing obligations	—	908,644	—	—	908,644
Intercompany financing activity	—	(4,029)	42,843	(38,814)	—
Deferred financing costs paid	—	(1,505)	—	—	(1,505)
Cash dividends paid	(4,029)	—	—	—	(4,029)
Restricted shares forfeited in lieu of payroll taxes	(399)	—	—	—	(399)
Proceeds from stock options exercised	454	—	—	—	454
Decrease in book overdraft balances	—	(10,235)	—	—	(10,235)

Net cash (used in) provided by financing activities	(3,974)	199,193	(178,480)	(38,814)	(22,075)

Net decrease in cash and cash equivalents	—	(1,387)	(487)	—	(1,874)
Cash and cash equivalents at beginning of period	1	4,209	4,543	—	8,753

Cash and cash equivalents at end of period	$1	$2,822	$4,056	$—	$6,879

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

18. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Cash Flows

2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Company Consolidated
Net cash provided by (used in) operating activities	$5,893	$25,364	$30,453	$(3,802)	$(11,279)	$46,629

Cash flows from investing activities:
Capital expenditures	—	(77,042)	(13,665)	—	—	(90,707)
Intercompany investing activity	(22)	(785)	—	—	807	—
Proceeds from sale of property, fixtures and equipment	—	46	303	5,000	—	5,349

Net cash (used in) provided by investing activities	(22)	(77,781)	(13,362)	5,000	807	(85,358)

Cash flows from financing activities:
Payments on long-term debt and capital lease and financing obligations	—	(716,768)	(10,200)	(1,198)	—	(728,166)
Proceeds from issuance of long-term debt and financing obligations	—	770,259	—	—	—	770,259
Intercompany financing activity	—	(3,956)	(6,516)	—	10,472	—
Deferred financing costs paid	—	(69)	—	—	—	(69)
Cash dividends paid	(3,956)	—	—	—	—	(3,956)
Restricted shares forfeited in lieu of payroll taxes	(1,937)	—	—	—	—	(1,937)
Proceeds from stock options exercised	22	—	—	—	—	22
Increase in book overdraft balances	—	4,271	—	—	—	4,271

Net cash (used in) provided by financing activities	(5,871)	53,737	(16,716)	(1,198)	10,472	40,424

Net increase in cash and cash equivalents	—	1,320	375	—	—	1,695
Cash and cash equivalents at beginning of period	1	2,889	4,168	—	—	7,058

Cash and cash equivalents at end of period	$1	$4,209	$4,543	$—	$—	$8,753

Schedule II: VALUATION AND QUALIFYING ACCOUNTS
THE BON-TON STORES, INC. AND SUBSIDIARIES

(Dollars in thousands) Classification	Balance at Beginning of Period	Charged to Costs & Expenses	Deductions	Balance at End of Period
Year ended January 31, 2015:
Accrual for sales returns	$16,884	1,314	—	$18,198
Accrual for purchase order violations reserve	$746	1,221	(1,351)	$616
Year ended January 30, 2016:
Accrual for sales returns	$18,198	—	(1,386)	$16,812
Accrual for purchase order violations reserve	$616	1,134	(1,264)	$486
Year ended January 28, 2017:
Accrual for sales returns	$16,812	—	(742)	$16,070
Accrual for purchase order violations reserve	$486	936	(975)	$447

 EXHIBIT INDEX

Exhibit	Description
21	Subsidiaries of the Registrant
23	Consent of KPMG LLP
31.1	Certification of Kathryn Bufano
31.2	Certification of Nancy A. Walsh
32	Certification Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document