Form 10-Q
period 2017-04-29
BON TON STORES INC
filed 2017-06-07
CIK 878079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended April 29, 2017	Commission File Number 0-19517

THE BON-TON STORES, INC.

2801 East Market Street

York, Pennsylvania 17402

(717) 757-7660

Incorporated in Pennsylvania	IRS No. 23-2835229

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☒	Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

As of May 26, 2017, there were 18,552,052 shares of Common Stock, $.01 par value, and 2,951,490 shares of Class A Common Stock, $.01 par value, outstanding.

PART I:           FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

THE BON-TON STORES, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	April 29,	April 30,	January 28,
(In thousands, except share and per share data)	2017	2016	2017

Assets
Current assets:
Cash and cash equivalents	$7,012	$7,807	$6,736
Merchandise inventories	713,731	712,113	724,454
Prepaid expenses and other current assets	82,867	72,246	98,558
Total current assets	803,610	792,166	829,748
Property, fixtures and equipment at cost, net of accumulated depreciation and amortization of $1,045,580, $974,272 and $1,024,435 at April 29, 2017, April 30, 2016 and January 28, 2017, respectively	570,709	623,086	584,803
Intangible assets, net of accumulated amortization of $67,009, $63,647 and $65,646 at April 29, 2017, April 30, 2016 and January 28, 2017, respectively	71,748	80,619	73,111
Other long-term assets	22,384	16,713	17,401
Total assets	$1,468,451	$1,512,584	$1,505,063

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$160,643	$159,818	$185,900
Accrued payroll and benefits	22,751	22,309	25,821
Accrued expenses	155,913	146,585	150,441
Current maturities of capital lease and financing obligations	6,823	5,529	6,685
Total current liabilities	346,130	334,241	368,847

Long-term debt, less current maturities	894,895	864,856	848,777
Capital lease and financing obligations, less current maturities	132,179	125,269	133,857
Other long-term liabilities	174,030	189,477	176,363
Total liabilities	1,547,234	1,513,843	1,527,844

Contingencies (Note 10)

Shareholders’ deficit
Preferred Stock — authorized 5,000,000 shares at $0.01 par value; no shares issued	—	—	—
Common Stock — authorized 40,000,000 shares at $0.01 par value; issued shares of 18,806,967, 18,954,675 and 18,972,718 at April 29, 2017, April 30, 2016 and January 28, 2017, respectively	188	190	190
Class A Common Stock — authorized 20,000,000 shares at $0.01 par value; issued and outstanding shares of 2,951,490 at April 29, 2017, April 30, 2016 and January 28, 2017	30	30	30
Treasury stock, at cost — 337,800 shares at April 29, 2017, April 30, 2016 and January 28, 2017	(1,387)	(1,387)	(1,387)
Additional paid-in capital	167,984	165,199	166,932
Accumulated other comprehensive loss	(72,146)	(75,255)	(72,909)
Accumulated deficit	(173,452)	(90,036)	(115,637)
Total shareholders’ deficit	(78,783)	(1,259)	(22,781)
Total liabilities and shareholders’ deficit	$1,468,451	$1,512,584	$1,505,063

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	THIRTEEN
	WEEKS ENDED
(In thousands, except per share data)	April 29,	April 30,
(Unaudited)	2017	2016

Net sales	$536,141	$591,007
Other income	16,880	17,416
	553,021	608,423

Costs and expenses:
Costs of merchandise sold	363,561	390,913
Selling, general and administrative	205,085	216,185
Depreciation and amortization	22,207	23,194
Amortization of lease-related interests	954	1,007
Loss from operations	(38,786)	(22,876)
Interest expense, net	18,018	15,086
Loss on extinguishment of debt	559	—

Loss before income taxes	(57,363)	(37,962)
Income tax benefit	(48)	(144)

Net loss	$(57,315)	$(37,818)

Per share amounts —
Basic:
Net loss	$(2.86)	$(1.91)

Diluted:
Net loss	$(2.86)	$(1.91)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	THIRTEEN
	WEEKS ENDED
(In thousands)	April 29,	April 30,
(Unaudited)	2017	2016

Net loss	$(57,315)	$(37,818)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	763	867
Comprehensive loss	$(56,552)	$(36,951)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	THIRTEEN
	WEEKS ENDED
(In thousands)	April 29,	April 30,
(Unaudited)	2017	2016
Cash flows from operating activities:
Net loss	$(57,315)	$(37,818)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	22,207	23,194
Amortization of lease-related interests	954	1,007
Share-based compensation expense	590	896
Loss on sale of property, fixtures and equipment	43	21
Reclassifications of accumulated other comprehensive loss	1,284	1,464
Loss on extinguishment of debt	559	—
Amortization of deferred financing costs and debt discount	1,644	849
Deferred income tax benefit	(48)	(144)
Changes in operating assets and liabilities:
Decrease (increase) in merchandise inventories	10,723	(414)
Decrease in prepaid expenses and other current assets	15,691	25,008
(Increase) decrease in other long-term assets	(14)	577
(Decrease) increase in accounts payable	(28,868)	2,533
Increase (decrease) in accrued payroll and benefits and accrued expenses	4,267	(5,102)
(Decrease) increase in other long-term liabilities	(2,712)	207
Net cash (used in) provided by operating activities	(30,995)	12,278

Cash flows from investing activities:
Capital expenditures	(9,781)	(12,626)
Proceeds from sale of property, fixtures and equipment	24	7
Net cash used in investing activities	(9,757)	(12,619)

Cash flows from financing activities:
Payments on long-term debt and capital lease and financing obligations	(122,471)	(144,117)
Proceeds from issuance of long-term debt and financing obligations	166,465	151,461
Restricted shares forfeited in lieu of payroll taxes	(40)	(120)
Deferred financing costs paid	(6,589)	(495)
Increase (decrease) in book overdraft balances	3,663	(5,460)
Net cash provided by financing activities	41,028	1,269

Net increase in cash and cash equivalents	276	928

Cash and cash equivalents at beginning of period	6,736	6,879

Cash and cash equivalents at end of period	$7,012	$7,807

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

					Accumulated
		Class A		Additional	Other
(In thousands)	Common	Common	Treasury	Paid-in	Comprehensive	Accumulated
(Unaudited)	Stock	Stock	Stock	Capital	Loss	Deficit	Total

BALANCE AT JANUARY 30, 2016	$185	$30	$(1,387)	$164,428	$(76,122)	$(52,218)	$34,916

Net loss	—	—	—	—	—	(37,818)	(37,818)
Other comprehensive income	—	—	—	—	867	—	867
Restricted shares forfeited in lieu of payroll taxes	—	—	—	(120)	—	—	(120)
Share-based compensation expense	5	—	—	891	—	—	896
BALANCE AT APRIL 30, 2016	$190	$30	$(1,387)	$165,199	$(75,255)	$(90,036)	$(1,259)

BALANCE AT JANUARY 28, 2017	$190	$30	$(1,387)	$166,932	$(72,909)	$(115,637)	$(22,781)

Cumulative adjustment to adopt ASU 2016-09 (Note 1)	—	—	—	500	—	(500)	—
Net loss	—	—	—	—	—	(57,315)	(57,315)
Other comprehensive income	—	—	—	—	763	—	763
Restricted shares forfeited in lieu of payroll taxes	(2)	—	—	(38)	—	—	(40)
Share-based compensation expense	—	—	—	590	—	—	590
BALANCE AT APRIL 29, 2017	$188	$30	$(1,387)	$167,984	$(72,146)	$(173,452)	$(78,783)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.                                      BASIS OF PRESENTATION

The Bon-Ton Stores, Inc., a Pennsylvania corporation, was incorporated on January 31, 1996 as the successor of a company incorporated on January 31, 1929.  As of April 29, 2017, The Bon-Ton Stores, Inc. operated, through its subsidiaries, 261 stores, including nine furniture galleries and four clearance centers, in 25 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson’s, Elder-Beerman, Herberger’s and Younkers nameplates.

The accompanying unaudited consolidated financial statements include the accounts of The Bon-Ton Stores, Inc. (the “Parent”) and its subsidiaries (collectively, the “Company”).  All intercompany transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all information and footnotes required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States.  In the opinion of management, all adjustments considered necessary for a fair presentation of interim periods have been included.  The Company’s business is seasonal in nature and results of operations for the interim periods presented are not necessarily indicative of results for the full fiscal year.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

For purposes of the following discussion, references to the “first quarter of 2017” and the “first quarter of 2016” are to the 13 weeks ended April 29, 2017 and April 30, 2016, respectively.  References to “fiscal 2017” are to the 53 weeks ending February 3, 2018; references to “fiscal 2016” are to the 52 weeks ended January 28, 2017.

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

Recently Adopted Accounting Standards

Effective January 29, 2017, the Company adopted Accounting Standards Update (“ASU”) No. 2016-09, Stock Compensation.  The new standard is intended to simplify several aspects of the accounting for share-based payment award transactions.  In connection with the adoption of this standard, the Company made a policy election to record the expense associated with forfeitures under its share-based payment plans when they occur (rather than estimating forfeitures and recording over the vesting term of the award).  The Company made this election to reduce the complexity of accounting for its awards.  The Company used a modified retrospective approach to recording this change and recorded a $500 increase to both additional paid-in capital and accumulated deficit at the time of the adoption to eliminate the forfeiture estimates previously recorded for awards outstanding as of January 29, 2017.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

2.                                      PER-SHARE AMOUNTS

The following table presents a reconciliation of net loss and weighted average shares outstanding used in basic and diluted loss per share (“EPS”) calculations for each period presented:

	THIRTEEN
	WEEKS ENDED
	April 29,	April 30,
	2017	2016

Basic Loss Per Common Share
Net loss	$(57,315)	$(37,818)
Less: Income allocated to participating securities	—	—
Net loss available to common shareholders	$(57,315)	$(37,818)

Weighted average common shares outstanding	20,039,047	19,760,448

Basic loss per common share	$(2.86)	$(1.91)

Diluted Loss Per Common Share
Net loss	$(57,315)	$(37,818)
Less: Income allocated to participating securities	—	—
Net loss available to common shareholders	$(57,315)	$(37,818)

Weighted average common shares outstanding	20,039,047	19,760,448
Common shares issuable - stock options	—	—
Weighted average common shares outstanding assuming dilution	20,039,047	19,760,448

Diluted loss per common share	$(2.86)	$(1.91)

Due to the Company’s net loss position, weighted average unvested restricted shares (participating securities) of 1,349,621 and 1,220,177 for the first quarter in each of 2017 and 2016, respectively, were not considered in the calculation of net loss available to common shareholders used for both basic and diluted EPS.

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The carrying value and estimated fair value of the Company’s long-term debt, excluding capital lease and financing obligations and unamortized second lien senior secured notes deferred financing costs and discount on senior secured credit facility — Tranche A-1, as of April 29, 2017 are as follows:

			Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Second lien senior secured notes	$350,000	$180,250	$180,250	$—	$—
Senior secured credit facility	552,223	552,223	—	—	552,223
Total	$902,223	$732,473	$180,250	$—	$552,223

The carrying value and estimated fair value of the Company’s long-term debt, excluding capital lease and financing obligations and unamortized second lien senior secured notes deferred financing costs, as of April 30, 2016 are as follows:

			Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Second lien senior secured notes	$407,292	$204,563	$204,563	$—	$—
Senior secured credit facility	463,898	463,898	—	—	463,898
Total	$871,190	$668,461	$204,563	$—	$463,898

The carrying value and estimated fair value of the Company’s long-term debt, excluding capital lease and financing obligations and unamortized second lien senior secured notes deferred financing costs and discount on senior secured credit facility — Tranche A-1, as of January 28, 2017 are as follows:

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

4.                                      SUPPLEMENTAL BALANCE SHEET INFORMATION

Prepaid expenses and other current assets were comprised of the following:

	April 29,	April 30,	January 28,
	2017	2016	2017
Other receivables	$40,370	$39,167	$68,270
Prepaid expenses	42,497	33,079	30,288
Total	$82,867	$72,246	$98,558

5.                                      SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental cash flow information is provided for the periods reported:

	THIRTEEN
	WEEKS ENDED
	April 29,	April 30,
	2017	2016

Cash paid for:
Interest, net of amounts capitalized	$9,576	$8,668

Non-cash investing and financing activities:
Property, fixtures and equipment included in accrued expenses	$2,851	$3,449

6.                                      EXIT OR DISPOSAL ACTIVITIES

The following table summarizes exit or disposal activities during the 13 weeks ended April 29, 2017 related to store closings in fiscal 2017 and 2016 and the Company’s expense efficiency initiative:

	Termination Benefits	Other Costs	Total
Accrued balance as of January 28, 2017	$952	$—	$952
Provisions	132	239	371
Payments	(666)	(239)	(905)
Accrued balance as of April 29, 2017	$418	$—	$418

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

	THIRTEEN
	WEEKS ENDED
	April 29,	April 30,
	2017	2016
Interest cost	$1,666	$1,785
Expected return on plan assets	(1,934)	(2,100)
Recognition of net actuarial loss	1,407	1,571
Net periodic benefit expense	$1,139	$1,256

During the 13 weeks ended April 29, 2017, contributions of $152 were made to the Pension Plans.  The Company anticipates contributing an additional $403 to fund the Pension Plans in fiscal 2017 for an annual total of $555.

The Company also provides medical and life insurance benefits to certain former associates under a postretirement benefit plan (“Postretirement Benefit Plan”).  Net periodic benefit income for the Postretirement Benefit Plan includes the following (income) and expense components:

	THIRTEEN
	WEEKS ENDED
	April 29,	April 30,
	2017	2016
Interest cost	$13	$15
Recognition of net actuarial gain	(123)	(107)
Net periodic benefit income	$(110)	$(92)

During the 13 weeks ended April 29, 2017, the Company contributed $26 to fund the Postretirement Benefit Plan, and anticipates contributing an additional $241 to fund the Postretirement Benefit Plan in fiscal 2017, for an annual total of $267.

8.                                      LONG-TERM DEBT

On April 28, 2017, The Bon-Ton Department Stores, Inc. and certain subsidiaries as borrowers and certain other subsidiaries as guarantors entered into a Fifth Amendment (the “Fifth Amendment”) to the Second Amended and Restated Loan and Security Agreement (the “Second Amended Revolving Credit Facility”) with Bank of America, N.A., as Agent, and certain financial institutions as lenders. The Fifth Amendment extends the maturity date of the $730,000 Tranche A of the Second Amended Revolving Credit Facility (“Tranche A”).  Tranche A is now due to mature on April 28, 2022 provided that Tranche A-1 of the Second Amended Revolving Credit Facility (“Tranche A-1”) is repaid prior to March 15, 2021 or the maturity of Tranche A-1 is extended to at least April 28, 2022.  If Tranche A-1 is not so repaid or so extended, or is extended to a date earlier than April 28, 2022, Tranche A will mature on the same date as Tranche A-1.  In any event, Tranche A remains subject to a “springing” maturity date that is sixty days prior to the earliest of the maturity date of (1) any senior note debt (which is currently comprised of the 8.00% Second Lien Senior Secured Notes due June 15, 2021) and (2) if incurred, certain permitted debt secured by junior liens.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Fifth Amendment did not change the total lender commitment under the facility, which remains at $880,000 (for both Tranche A and Tranche A-1). Pricing and other terms of the Second Amended Revolving Credit Facility remain essentially unchanged.

In connection with the Fifth Amendment, the Company incurred a loss on extinguishment of debt of $559 due to the write-off of certain deferred fees.

9.             INCOME TAXES

The provisions codified within ASC Topic 740, Income Taxes (“ASC 740”), require companies to assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence using a “more likely than not” standard.  In accordance with ASC 740, the Company maintained a full valuation allowance throughout fiscal 2016 and the first quarter of 2017 on all of the Company’s net deferred tax assets.  The Company’s deferred tax asset valuation allowance totaled $229,136, $202,277 and $206,089 as of April 29, 2017, April 30, 2016 and January 28, 2017, respectively.

The Company recorded net income tax benefits of $48 and $144 for the first quarter in each of 2017 and 2016, respectively, which includes $521 and $597 non-cash income tax benefits from continuing operations during the first quarter in each of 2017 and 2016, respectively.  Pursuant to ASC 740, the Company is required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations. As a result, the Company recorded tax benefits on the losses from continuing operations for the first quarter in each of 2017 and 2016, which are exactly offset by income tax expense on other comprehensive income. The net income tax benefits include $473 and $453 recorded in the first quarter in each of 2017 and 2016, respectively, for recognition of deferred tax liabilities associated with indefinite-lived assets.

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

The changes recognized within other comprehensive income reflect income tax expense of $521 and $597 for the first quarter in each of 2017 and 2016, respectively (see Note 9).

The before-tax amount of amortization of net actuarial loss (gain) (see Note 7) was recorded within selling, general and administrative expense.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

12.       CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

The condensed consolidating financial information for the Parent, the Issuer and the guarantor subsidiaries as of April 29, 2017 and April 30, 2016 and January 28, 2017 and for the first quarter in each of 2017 and 2016 as presented below has been prepared from the books and records maintained by the Parent, the Issuer and the guarantor subsidiaries. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the guarantor subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from affiliates will exist at any time.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Balance Sheet

April 29, 2017

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$3,704	$3,307	$—	$7,012
Merchandise inventories	—	458,100	255,631	—	713,731
Prepaid expenses and other current assets	—	78,206	4,841	(180)	82,867
Total current assets	1	540,010	263,779	(180)	803,610
Property, fixtures and equipment at cost, net	—	269,674	301,035	—	570,709
Intangible assets, net	—	17,079	54,669	—	71,748
Investment in and advances to affiliates	(78,784)	425,715	428,928	(775,859)	—
Other long-term assets	—	24,663	808	(3,087)	22,384
Total assets	$(78,783)	$1,277,141	$1,049,219	$(779,126)	$1,468,451

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$—	$160,643	$—	$—	$160,643
Accrued payroll and benefits	—	18,665	4,086	—	22,751
Accrued expenses	—	85,502	70,591	(180)	155,913
Current maturities of capital lease and financing obligations	—	2,039	4,784	—	6,823
Total current liabilities	—	266,849	79,461	(180)	346,130

Long-term debt and capital lease and financing obligations, less current maturities	—	966,366	60,708	—	1,027,074
Other long-term liabilities	—	129,762	47,355	(3,087)	174,030
Total liabilities	—	1,362,977	187,524	(3,267)	1,547,234

Shareholders’ (deficit) equity	(78,783)	(85,836)	861,695	(775,859)	(78,783)

Total liabilities and shareholders’ (deficit) equity	$(78,783)	$1,277,141	$1,049,219	$(779,126)	$1,468,451

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Balance Sheet

April 30, 2016

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$3,006	$4,800	$—	$7,807
Merchandise inventories	—	455,428	256,685	—	712,113
Prepaid expenses and other current assets	—	68,015	4,411	(180)	72,246
Total current assets	1	526,449	265,896	(180)	792,166
Property, fixtures and equipment at cost, net	—	311,145	311,941	—	623,086
Intangible assets, net	—	20,302	60,317	—	80,619
Investment in and advances to affiliates	(1,260)	445,980	373,687	(818,407)	—
Other long-term assets	—	19,024	955	(3,266)	16,713
Total assets	$(1,259)	$1,322,900	$1,012,796	$(821,853)	$1,512,584

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$—	$159,818	$—	$—	$159,818
Accrued payroll and benefits	—	18,059	4,250	—	22,309
Accrued expenses	—	74,620	72,145	(180)	146,585
Current maturities of capital lease and financing obligations	—	1,447	4,082	—	5,529
Total current liabilities	—	253,944	80,477	(180)	334,241

Long-term debt and capital lease and financing obligations, less current maturities	—	937,882	52,243	—	990,125
Other long-term liabilities	—	137,104	55,639	(3,266)	189,477
Total liabilities	—	1,328,930	188,359	(3,446)	1,513,843

Shareholders’ (deficit) equity	(1,259)	(6,030)	824,437	(818,407)	(1,259)

Total liabilities and shareholders’ (deficit) equity	$(1,259)	$1,322,900	$1,012,796	$(821,853)	$1,512,584

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Balance Sheet

January 28, 2017

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$3,575	$3,160	$—	$6,736
Merchandise inventories	—	475,816	248,638	—	724,454
Prepaid expenses and other current assets	—	94,585	4,153	(180)	98,558
Total current assets	1	573,976	255,951	(180)	829,748
Property, fixtures and equipment at cost, net	—	277,511	307,292	—	584,803
Intangible assets, net	—	17,715	55,396	—	73,111
Investment in and advances to affiliates	(22,782)	414,949	446,521	(838,688)	—
Other long-term assets	—	19,800	733	(3,132)	17,401
Total assets	$(22,781)	$1,303,951	$1,065,893	$(842,000)	$1,505,063

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$—	$185,900	$—	$—	$185,900
Accrued payroll and benefits	—	21,405	4,416	—	25,821
Accrued expenses	—	70,988	79,633	(180)	150,441
Current maturities of capital lease and financing obligations	—	1,995	4,690	—	6,685
Total current liabilities	—	280,288	88,739	(180)	368,847

Long-term debt and capital lease and financing obligations, less current maturities	—	920,782	61,852	—	982,634
Other long-term liabilities	—	132,165	47,330	(3,132)	176,363
Total liabilities	—	1,333,235	197,921	(3,312)	1,527,844

Shareholders’ (deficit) equity	(22,781)	(29,284)	867,972	(838,688)	(22,781)

Total liabilities and shareholders’ (deficit) equity	$(22,781)	$1,303,951	$1,065,893	$(842,000)	$1,505,063

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

Thirteen Weeks Ended April 29, 2017

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$335,504	$200,637	$—	$536,141
Other income	—	10,813	6,067	—	16,880
	—	346,317	206,704	—	553,021

Costs and expenses:
Costs of merchandise sold	—	229,405	134,156	—	363,561
Selling, general and administrative	—	127,436	82,684	(5,035)	205,085
Depreciation and amortization	—	12,285	9,922	—	22,207
Amortization of lease-related interests	—	454	500	—	954
Loss from operations	—	(23,263)	(20,558)	5,035	(38,786)

Other income (expense):
Intercompany income	—	398	15,634	(16,032)	—
Equity in losses of subsidiaries	(57,363)	(6,026)	—	63,389	—
Interest expense, net	—	(27,913)	(1,102)	10,997	(18,018)
Loss on extinguishment of debt	—	(559)	—	—	(559)

Loss before income taxes	(57,363)	(57,363)	(6,026)	63,389	(57,363)
Income tax (benefit) provision	(48)	(48)	252	(204)	(48)

Net loss	$(57,315)	$(57,315)	$(6,278)	$63,593	$(57,315)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive Loss

Thirteen Weeks Ended April 29, 2017

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Net loss	$(57,315)	$(57,315)	$(6,278)	$63,593	$(57,315)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	763	763	—	(763)	763
Comprehensive loss	$(56,552)	$(56,552)	$(6,278)	$62,830	$(56,552)

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Cash Flows

Thirteen Weeks Ended April 29, 2017

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$40	$(34,598)	$3,563	$—	$(30,995)

Cash flows from investing activities:
Capital expenditures	—	(7,414)	(2,367)	—	(9,781)
Proceeds from sale of property, fixtures and equipment	—	24	—	—	24
Net cash used in investing activities	—	(7,390)	(2,367)	—	(9,757)

Cash flows from financing activities:
Payments on long-term debt and capital lease and financing obligations	—	(121,422)	(1,049)	—	(122,471)
Proceeds from issuance of long-term debt and financing obligations	—	166,465	—	—	166,465
Deferred financing costs paid	—	(6,589)	—	—	(6,589)
Restricted shares forfeited in lieu of payroll taxes	(40)	—	—	—	(40)
Increase in book overdraft balances		3,663			3,663
Net cash (used in) provided by financing activities	(40)	42,117	(1,049)	—	41,028

Net increase in cash and cash equivalents	—	129	147	—	276

Cash and cash equivalents at beginning of period	1	3,575	3,160	—	6,736

Cash and cash equivalents at end of period	$1	$3,704	$3,307	$—	$7,012

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Cash Flows

Thirteen Weeks Ended April 30, 2016

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$120	$5,319	$6,839	$—	$12,278

Cash flows from investing activities:
Capital expenditures	—	(7,499)	(5,127)	—	(12,626)
Proceeds from sale of property, fixtures and equipment	—	7	—	—	7
Net cash used in investing activities	—	(7,492)	(5,127)	—	(12,619)

Cash flows from financing activities:
Payments on long-term debt and capital lease and financing obligations	—	(143,149)	(968)	—	(144,117)
Proceeds from issuance of long-term debt and financing obligations	—	151,461	—	—	151,461
Deferred financing costs paid	—	(495)	—	—	(495)
Restricted shares forfeited in lieu of payroll taxes	(120)	—	—	—	(120)
Decrease in book overdraft balances	—	(5,460)	—	—	(5,460)
Net cash (used in) provided by financing activities	(120)	2,357	(968)	—	1,269

Net increase in cash and cash equivalents	—	184	744	—	928

Cash and cash equivalents at beginning of period	1	2,822	4,056	—	6,879

Cash and cash equivalents at end of period	$1	$3,006	$4,800	$—	$7,807

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of the following discussion, references to the “first quarter of 2017” and the “first quarter of 2016” are to the 13 weeks ended April 29, 2017 and April 30, 2016, respectively.  References to “fiscal 2017” are to the 53-week period ending February 3, 2018; references to “fiscal 2016” are to the 52-week period ended January 28, 2017.  References to the “Company,” “we,” “us,” and “our” refer to The Bon-Ton Stores, Inc. and its subsidiaries.

Overview

General

The Company, a Pennsylvania corporation, is one of the largest regional department store operators in the United States, offering a broad assortment of brand-name fashion apparel and accessories for women, men and children.  Our merchandise offerings also include cosmetics, home furnishings and other goods.  We currently operate 261 stores, including nine furniture galleries and four clearance centers, in 25 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson’s, Elder-Beerman, Herberger’s and Younkers nameplates, encompassing a total of approximately 24 million square feet.

We operate in the department store segment of the U.S. retail industry, a highly competitive environment.  The department store industry continues to evolve in response to competitive retail formats—mass merchandisers, national chain retailers, specialty retailers and online retailers—and the expansion of mobile technology and social media.

Performance Summary and Fiscal 2017 Guidance

Our first quarter results did not meet our expectations.  Weak mall traffic trends, unfavorable weather and marketing challenges associated with the timing of the Easter holiday, all impacted sales performance, resulting in a decrease in comparable store sales of 8.8%.  Additionally, the gross margin rate for the quarter decreased as compared to the same period last year, primarily due to an increased markdown rate and increased delivery expenses.

However, during the quarter, we made progress on several key initiatives:

•                  Drove double digit growth in our omnichannel business (reflecting sales via our website, mobile site and our Let Us Find It customer service program) as compared to the first quarter of 2016;

•                  Effectively managed our selling, general and administrative (“SG&A”) expenses, reducing them by $11.1 million as compared to the first quarter of 2016; and

•                  Built on the success of last year’s cost savings initiative by creating an internal profit improvement team whose goal is to proactively identify cost savings initiatives throughout the Company.

On April 28, 2017, we closed on an extension of our $730 million Tranche A of our Second Amended and Restated Loan and Security Agreement (the “Second Amended Revolving Credit Facility”) in advance of the December 2018 maturity date.  See “Liquidity and Capital Resources” for further discussion on this extension.

On May 18, 2017, we reaffirmed that we continue to expect loss per share to be in a range of $2.08 to $2.59, inclusive of a $0.05 expense from the 53rd week.  Updated assumptions reflected in our full-year guidance include the following:

•                  A comparable store sales decrease now ranging from 3.0% to 4.0%, which excludes sales from the 53rd week;

•                  A gross margin rate of flat to up 10 basis points over the fiscal 2016 rate of 35.5%;

•                  SG&A dollars now ranging from $855 million to $857 million, including approximately $10 million for the 53rd week, compared to SG&A of $880.6 in fiscal 2016; the improvement compared to the Company’s prior guidance is primarily due to lower expenses related to advertising, payroll and occupancy;

•                  Capital expenditures not to exceed $30 million, net of external contributions; and

•                  An estimated 20.3 million weighted average diluted shares outstanding.

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

	THIRTEEN
	WEEKS ENDED
	April 29,	April 30,
	2017	2016
Net sales	100.0%	100.0%
Other income	3.1	2.9
	103.1	102.9
Costs and expenses:
Costs of merchandise sold	67.8	66.1
Selling, general and administrative	38.3	36.6
Depreciation and amortization	4.1	3.9
Amortization of lease-related interests	0.2	0.2
Loss from operations	(7.2)	(3.9)
Interest expense, net	3.4	2.6
Loss on extinguishment of debt	0.1	—
Loss before income taxes	(10.7)	(6.4)
Income tax benefit	—	—
Net loss	(10.7)%	(6.4)%

First Quarter of 2017 Compared with First Quarter of 2016

Net sales:  Net sales in the first quarter of 2017 were $536.1 million, compared with $591.0 million in the first quarter of 2016, reflecting a decrease of 9.3%.  Comparable store sales decreased 8.8% in the period due to weak mall traffic trends, unfavorable weather and marketing challenges associated with the timing of the Easter holiday.

The best performing merchandise categories in the first quarter of 2017 were Furniture (included in Home) and Fine Jewelry (included in Accessories).  Sales in Furniture increased through the expansion of merchandise to additional doors and sales increases in mattresses. Fine Jewelry benefitted from strong promotional events and better sales of clearance merchandise.

Merchandise categories that were most challenged in the period included Petites’ Sportswear (included in Women’s Apparel), Accessories and Men’s Furnishings (included in Men’s Apparel). Petites’ Sportswear was adversely impacted by the strategic reduction of product offerings within certain categories and brands. Accessories were adversely affected by lower sales of handbags, specifically within certain key brands. Men’s Furnishings saw reductions in sales of outerwear and wear-to-work.

Other income:  Other income, which includes income from revenues received under our proprietary credit card program agreement, miscellaneous revenue departments and gift and merchandise return card breakage, was $16.9 million in the first quarter of 2017 as compared with $17.4 million in the first quarter of 2016.  The decrease was largely due to lower revenues associated with our proprietary credit card program, reflecting the sales decrease.  Proprietary credit card sales, as a percentage of total sales, increased 90 basis points to 55.8% in the first quarter of 2017.

Costs and expenses: Gross margin in the first quarter of 2017 decreased $27.5 million to $172.6 million as compared with $200.1 million in the comparable prior year period, primarily due to the decreased sales volume in the current period.   Gross margin as a percentage of net sales decreased 170 basis points to 32.2% in the first quarter of 2017 from 33.9% in the comparable prior year period, primarily due to an increased markdown rate and increased delivery expenses.

SG&A expense in the first quarter of 2017 decreased $11.1 million to $205.1 million as compared with $216.2 million in the first quarter of 2016. This reduction was largely due to decreased rent, advertising, payroll, taxes and medical expenses.  The current period expense rate, 38.3% of net sales, increased 170 basis points from that of the prior year period as a result of the decreased sales volume in the period.

Depreciation and amortization expense and amortization of lease-related interests decreased $1.0 million to $23.2 million in the first quarter of 2017 from $24.2 million in the first quarter of 2016.

Interest expense, net:  Net interest expense was $18.0 million in the first quarter of 2017 as compared with $15.1 million in the first quarter of 2016. The $2.9 million increase primarily reflects an increased weighted average interest rate and an increased average debt level.

Loss on extinguishment of debt:  In the first quarter of 2017, we recorded charges totaling $0.6 million due to the write-off of certain deferred financing fees in connection with the Second Amended Revolving Credit Facility amendment.

Income tax benefit:  The effective income tax rate in the first quarter in each of 2017 and 2016 largely reflects our valuation allowance position against all net deferred tax assets.  Income tax in the first quarter in 2017 includes a $0.5 million benefit from the loss on continuing operations which was offset by the recognition of deferred tax liabilities associated with indefinite-lived assets. The $0.1 million income tax benefit in the first quarter of 2016 includes a $0.6 million benefit from the loss on continuing operations which was partially offset by the recognition of deferred tax liabilities associated with indefinite-lived assets.

Seasonality

Our business, like that of most retailers, is subject to seasonal fluctuations, with the major portion of sales and income realized during the second half of each fiscal year, which includes the holiday season.  Due to the fixed nature of certain costs, SG&A expense is typically higher as a percentage of net sales during the first half of each fiscal year.  We typically finance working capital increases in the second half of each fiscal year through additional borrowings under our $880.0 million Second Amended Revolving Credit Facility (see “Liquidity and Capital Resources,” below, for further discussion).

Because of the seasonality of our business, results for any quarter are not necessarily indicative of results that may be achieved for a full fiscal year.

Liquidity and Capital Resources

At April 29, 2017, we had $7.0 million in cash and cash equivalents and $226.5 million available under our Second Amended Revolving Credit Facility (before taking into account the minimum borrowing availability covenant under such facility, which was $78.4 million at April 29, 2017).  Excess availability was $244.0 million as of the comparable prior year period.  The unfavorable excess availability comparison primarily reflects the early payment of senior notes due July 2017, partially offset by a net availability increase as a result of the August 2016 amendment to the Second Amended Revolving Credit Facility.

On April 28, 2017, The Bon-Ton Department Stores, Inc. and certain subsidiaries as borrowers and certain other subsidiaries as guarantors entered into a Fifth Amendment (the “Fifth Amendment”) to the Second Amended Revolving Credit Facility with Bank of America, N.A., as Agent, and certain financial institutions as lenders. The Fifth Amendment extends the maturity date of the $730 million Tranche A of the Second Amended Revolving Credit Facility (“Tranche A”).  Tranche A is now due to mature on April 28, 2022 provided that Tranche A-1 of the Second Amended Revolving Credit Facility (“Tranche A-1”) is repaid prior to March 15, 2021 or the maturity of Tranche A-1 is extended to at least April 28, 2022.  If Tranche A-1 is not so repaid or so extended, or is extended to a date earlier than April 28, 2022, Tranche A will mature on the same date as Tranche A-1.  In any event, Tranche A remains subject to a “springing” maturity date that is sixty days prior to the earliest of the maturity date of (1) any senior note debt (which is currently comprised of our 8.00% Second Lien Senior Secured Notes due June 15, 2021) and (2) if incurred, certain permitted debt secured by junior liens.

The Fifth Amendment did not change the total lender commitment under the facility, which remains at $880 million (for both Tranche A and Tranche A-1). Pricing and other terms of the Second Amended Revolving Credit Facility remain essentially unchanged.

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

Cash (used in) provided by our operating, investing and financing activities is summarized as follows:

	THIRTEEN
	WEEKS ENDED
	April 29,	April 30,
(Dollars in millions)	2017	2016

Operating activities	$(31.0)	$12.3
Investing activities	(9.8)	(12.6)
Financing activities	41.0	1.3

Net cash used in operating activities was $31.0 million in the first quarter of 2017, compared with $12.3 million provided by operating activities in the first quarter of 2016.  The change primarily reflects a higher net loss and a $20.2 million unfavorable change in cash flow from working capital.  The decrease in cash flow from working capital was largely due to an unfavorable fluctuation of $31.4 million in cash flows from accounts payable, partially offset by a favorable variance of $11.1 million in cash flows from merchandise inventories.

Net cash used in investing activities was $9.8 million and $12.6 million in the first quarter of 2017 and 2016, respectively. The decrease in cash used is primarily due to lower capital expenditures. These expenditures do not reflect reductions for external contributions (primarily leasehold improvement and fixture allowances received from landlords or vendors) of $1.9 million and $7.5 million in the first quarter in each of 2017 and 2016, respectively.  We anticipate that our fiscal 2017 capital expenditures will not exceed $45.0 million (excluding external contributions of $15.0 million, reducing anticipated net capital expenditures to $30.0 million).

Net cash provided by financing activities was $41.0 million and $1.3 million in the first quarter of 2017 and 2016, respectively. The increase in cash provided is primarily due to higher net borrowings due to the unfavorable change in cash flow from operating activities in the first quarter of 2017.

Aside from planned capital expenditures, the Company’s primary cash requirements will be to service debt and finance working capital increases during peak selling seasons.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported amounts and disclosure of contingent assets and liabilities.  There have been no significant changes in the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended January 28, 2017.

Recently Adopted Accounting Standards

Recently adopted accounting standards are discussed in Note 1 to the Consolidated Financial Statements.

Forward-Looking Statements

Certain information included in this report (as well as other communications made or to be made by the Company) and other materials filed or to be filed by the Company with the Securities and Exchange Commission contain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which may be identified by words such as “may,” “could,” “will,” “plan,” “expect,” “anticipate,” “believe,” “estimate,” “project,” “intend,” or other similar expressions and include the Company’s fiscal 2017 guidance, involve important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.  Factors that could cause such differences include, but are not limited to: risks related to retail businesses generally; a significant and prolonged deterioration of general economic conditions which could negatively impact the Company in a number of ways, including the potential write-down of the current valuation of intangible assets and deferred taxes; risks related to the Company’s proprietary credit card program; potential increases in pension obligations; consumer spending patterns, debt levels, and the availability and cost of consumer credit; additional competition from existing and new competitors or changes in the competitive environment; inflation; deflation; changes in the costs of fuel and other energy and transportation costs; weather conditions that could negatively impact sales; uncertainties associated with expanding or remodeling existing stores; the ability to attract and retain qualified management; the dependence upon relationships with vendors and their factors; a data security breach or system failure; the ability to reduce or control SG&A expenses, including initiatives to reduce expenses and improve efficiency; operational disruptions; unsuccessful marketing initiatives; the ability to expand capacity and improve efficiency through the Company’s eCommerce fulfillment center; changes in, or the failure to successfully implement, our key strategies, including initiatives to improve our merchandising, marketing and operations; adverse outcomes in litigation; the incurrence of unplanned capital expenditures; the ability to obtain financing for working capital, capital expenditures and general corporate purposes; the impact of regulatory requirements including the Health Care Reform Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act;  the inability or limitations on the Company’s ability to favorably adjust the valuation allowance on deferred tax assets; and the financial condition of mall operators.  Additional factors that could cause the Company’s actual results to differ from those contained in these forward-looking statements are discussed in greater detail under Item 1A of the Company’s Annual Report on Form 10-K for fiscal 2016 filed with the Securities and Exchange Commission.

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Financial Instruments

On April 28, 2017, we closed on an extension of our $730 million Tranche A of our Second Amended Revolving Credit Facility in advance of the December 2018 maturity date.  See “Liquidity and Capital Resources” for further discussion on this extension.

There were no other material changes in our exposures, risk management strategies, or hedging positions since January 28, 2017.  For further information, refer to Item 7A of our fiscal 2016 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting that occurred during the thirteen weeks ended April 29, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:       OTHER INFORMATION

ITEM 6.   EXHIBITS

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

10.1	Fifth Amendment to the Second Amended and Restate Loan and Security Agreement as of April 28, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 1, 2017)
10.2*

Amendment No. 4 of Executive Transition Agreement, dated as of May 5, 2017, between the Company and M. Thomas Grumbacher (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 9, 2017)

10.3*

Addendum dated May 5, 2017 to Employment Agreement between The Bon-Ton Stores, Inc. and Kathryn Bufano (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 10, 2017)

31.1	Certification of Kathryn Bufano
31.2	Certification of Nancy A. Walsh
32.1**	Certification Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*                                         Constitutes a management contract or compensatory plan or arrangement.

**                                  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BON-TON STORES, INC.

DATE:	June 7, 2017	BY:	/s/ Kathryn Bufano
Kathryn Bufano
President and
Chief Executive Officer
(Principal Executive Officer)

DATE:	June 7, 2017	BY:	/s/ Nancy A. Walsh
Nancy A. Walsh
Executive Vice President—
Chief Financial Officer
(Principal Financial Officer)

DATE:	June 7, 2017	BY:	/s/ Michael W. Webb
Michael W. Webb
Senior Vice President—
Chief Accounting Officer
(Principal Accounting Officer)