Form 10-Q
period 2017-07-29
BON TON STORES INC
filed 2017-09-06
CIK 878079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended July 29, 2017	Commission File Number 0-19517

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 24, 2017, there were 18,570,320 shares of Common Stock, $.01 par value, and 2,951,490 shares of Class A Common Stock, $.01 par value, outstanding.

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE BON-TON STORES, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	July 29,	July 30,	January 28,
(In thousands, except share and per share data)	2017	2016	2017

Assets
Current assets:
Cash and cash equivalents	$6,335	$7,047	$6,736
Merchandise inventories	658,218	693,810	724,454
Prepaid expenses and other current assets	82,801	74,897	98,558
Total current assets	747,354	775,754	829,748
Property, fixtures and equipment at cost, net of accumulated depreciation and amortization of $1,049,212, $998,415 and $1,024,435 at July 29, 2017, July 30, 2016 and January 28, 2017, respectively	547,279	613,763	584,803
Intangible assets, net of accumulated amortization of $68,371, $65,090 and $65,646 at July 29, 2017, July 30, 2016 and January 28, 2017, respectively	70,386	79,176	73,111
Other long-term assets	21,729	16,053	17,401
Total assets	$1,386,748	$1,484,746	$1,505,063

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$177,689	$214,957	$185,900
Accrued payroll and benefits	26,288	25,999	25,821
Accrued expenses	136,610	143,738	150,441
Current maturities of long-term debt	—	57,183	—
Current maturities of capital lease and financing obligations	6,986	5,666	6,685
Total current liabilities	347,573	447,543	368,847

Long-term debt, less current maturities	849,332	762,326	848,777
Capital lease and financing obligations, less current maturities	130,471	123,796	133,857
Other long-term liabilities	170,307	189,589	176,363
Total liabilities	1,497,683	1,523,254	1,527,844

Contingencies (Note 10)

Shareholders’ deficit
Preferred Stock — authorized 5,000,000 shares at $0.01 par value; no shares issued	—	—	—
Common Stock — authorized 40,000,000 shares at $0.01 par value; issued shares of 18,908,120, 18,944,025 and 18,972,718 at July 29, 2017, July 30, 2016 and January 28, 2017, respectively	189	189	190
Class A Common Stock — authorized 20,000,000 shares at $0.01 par value; issued and outstanding shares of 2,951,490 at July 29, 2017, July 30, 2016 and January 28, 2017, respectively	30	30	30
Treasury stock, at cost — 337,800 shares at July 29, 2017,
July 30, 2016 and January 28, 2017	(1,387)	(1,387)	(1,387)
Additional paid-in capital	168,285	165,820	166,932
Accumulated other comprehensive loss	(71,391)	(74,388)	(72,909)
Accumulated deficit	(206,661)	(128,772)	(115,637)
Total shareholders’ deficit	(110,935)	(38,508)	(22,781)
Total liabilities and shareholders’ deficit	$1,386,748	$1,484,746	$1,505,063

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
(In thousands, except per share data)	July 29,	July 30,	July 29,	July 30,
(Unaudited)	2017	2016	2017	2016

Net sales	$504,424	$542,360	$1,040,565	$1,133,367
Other income	21,037	16,252	37,917	33,668
	525,461	558,612	1,078,482	1,167,035

Costs and expenses:
Costs of merchandise sold	325,195	344,273	688,756	735,186
Selling, general and administrative	191,191	211,872	396,276	428,057
Depreciation and amortization	23,135	24,999	45,342	48,193
Amortization of lease-related interests	955	1,008	1,909	2,015
Impairment charges	147	178	147	178
Loss from operations	(15,162)	(23,718)	(53,948)	(46,594)
Interest expense, net	18,029	15,162	36,047	30,248
Loss on extinguishment of debt	—	—	559	—

Loss before income taxes	(33,191)	(38,880)	(90,554)	(76,842)
Income tax provision (benefit)	18	(144)	(30)	(288)

Net loss	$(33,209)	$(38,736)	$(90,524)	$(76,554)

Per share amounts —
Basic:
Net loss	$(1.64)	$(1.95)	$(4.49)	$(3.86)

Diluted:
Net loss	$(1.64)	$(1.95)	$(4.49)	$(3.86)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
(In thousands)	July 29,	July 30,	July 29,	July 30,
(Unaudited)	2017	2016	2017	2016

Net loss	$(33,209)	$(38,736)	$(90,524)	$(76,554)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	755	867	1,518	1,734
Comprehensive loss	$(32,454)	$(37,869)	$(89,006)	$(74,820)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	TWENTY-SIX
	WEEKS ENDED
(In thousands)	July 29,	July 30,
(Unaudited)	2017	2016
Cash flows from operating activities:
Net loss	$(90,524)	$(76,554)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	45,342	48,193
Amortization of lease-related interests	1,909	2,015
Impairment charges	147	178
Share-based compensation expense	896	1,516
(Gain) loss on sale of property, fixtures and equipment	(5,538)	22
Reclassifications of accumulated other comprehensive loss	2,567	2,927
Loss on extinguishment of debt	559	—
Amortization of deferred financing costs and debt discount	2,892	1,704
Deferred income tax benefit	(30)	(288)
Changes in operating assets and liabilities:
Decrease in merchandise inventories	66,236	17,888
Decrease in prepaid expenses and other current assets	15,757	22,358
Decrease in other long-term assets	49	632
(Decrease) increase in accounts payable	(6,698)	49,514
Decrease in accrued payroll and benefits and accrued expenses	(11,966)	(6,495)
Decrease in other long-term liabilities	(10,254)	(41)
Net cash provided by operating activities	11,344	63,569

Cash flows from investing activities:
Capital expenditures	(21,184)	(25,749)
Proceeds from sale of property, fixtures and equipment	21,422	7
Net cash provided by (used in) investing activities	238	(25,742)

Cash flows from financing activities:
Payments on long-term debt and capital lease and financing obligations	(279,382)	(303,258)
Proceeds from issuance of long-term debt and financing obligations	275,866	263,669
Restricted shares forfeited in lieu of payroll taxes	(44)	(120)
Deferred financing costs paid	(6,842)	(495)
(Decrease) increase in book overdraft balances	(1,581)	2,545
Net cash used in financing activities	(11,983)	(37,659)

Net (decrease) increase in cash and cash equivalents	(401)	168

Cash and cash equivalents at beginning of period	6,736	6,879

Cash and cash equivalents at end of period	$6,335	$7,047

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

					Accumulated
		Class A		Additional	Other
(In thousands)	Common	Common	Treasury	Paid-in	Comprehensive	Accumulated
(Unaudited)	Stock	Stock	Stock	Capital	Loss	Deficit	Total

BALANCE AT JANUARY 30, 2016	$185	$30	$(1,387)	$164,428	$(76,122)	$(52,218)	$34,916

Net loss	—	—	—	—	—	(76,554)	(76,554)
Other comprehensive income	—	—	—	—	1,734	—	1,734
Restricted shares forfeited in lieu of payroll taxes	(1)	—	—	(119)	—	—	(120)
Share-based compensation expense	5	—	—	1,511	—	—	1,516
BALANCE AT JULY 30, 2016	$189	$30	$(1,387)	$165,820	$(74,388)	$(128,772)	$(38,508)

BALANCE AT JANUARY 28, 2017	$190	$30	$(1,387)	$166,932	$(72,909)	$(115,637)	$(22,781)

Cumulative adjustment to adopt ASU 2016-09 (Note 1)	—	—	—	500	—	(500)	—
Net loss	—	—	—	—	—	(90,524)	(90,524)
Other comprehensive income	—	—	—	—	1,518	—	1,518
Restricted shares forfeited in lieu of payroll taxes	(1)	—	—	(43)	—	—	(44)
Share-based compensation expense	—	—	—	896	—	—	896
BALANCE AT JULY 29, 2017	$189	$30	$(1,387)	$168,285	$(71,391)	$(206,661)	$(110,935)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.                                      BASIS OF PRESENTATION

The Bon-Ton Stores, Inc., a Pennsylvania corporation, was incorporated on January 31, 1996 as the successor of a company incorporated on January 31, 1929.  As of July 29, 2017, The Bon-Ton Stores, Inc. operated, through its subsidiaries, 261 stores, including nine furniture galleries and four clearance centers, in 25 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson’s, Elder-Beerman, Herberger’s and Younkers nameplates.

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

For purposes of the following discussion, references to the “second quarter of 2017” and the “second quarter of 2016” are to the 13 weeks ended July 29, 2017 and July 30, 2016, respectively.  References to “fiscal 2017” are to the 53 weeks ending February 3, 2018; references to “fiscal 2016” are to the 52 weeks ended January 28, 2017.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

2.                                      PER-SHARE AMOUNTS

The following table presents a reconciliation of net loss and weighted average shares outstanding used in basic and diluted loss per share (“EPS”) calculations for each period presented:

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016

Basic Loss Per Common Share
Net loss	$(33,209)	$(38,736)	$(90,524)	$(76,554)
Less: Income allocated to participating securities	—	—	—	—
Net loss available to common shareholders	$(33,209)	$(38,736)	$(90,524)	$(76,554)

Weighted average common shares outstanding	20,271,746	19,909,198	20,155,397	19,834,823

Basic loss per common share	$(1.64)	$(1.95)	$(4.49)	$(3.86)

Diluted Loss Per Common Share
Net loss	$(33,209)	$(38,736)	$(90,524)	$(76,554)
Less: Income allocated to participating securities	—	—	—	—
Net loss available to common shareholders	$(33,209)	$(38,736)	(90,524)	(76,554)

Weighted average common shares outstanding	20,271,746	19,909,198	20,155,397	19,834,823
Common shares issuable - stock options	—	—	—	—
Weighted average common shares outstanding assuming dilution	20,271,746	19,909,198	20,155,397	19,834,823

Diluted loss per common share	$(1.64)	$(1.95)	$(4.49)	$(3.86)

Due to the Company’s net loss position, weighted average unvested restricted shares (participating securities) of 1,138,433 and 1,382,142 for the second quarter in each of 2017 and 2016, respectively, and 1,244,027 and 1,301,295 for the 26 weeks ended July 29, 2017 and July 30, 2016, respectively, were not considered in the calculation of net loss available to common shareholders used for both basic and diluted EPS.

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The carrying value and estimated fair value of the Company’s long-term debt, excluding capital lease and financing obligations and unamortized second lien senior secured notes deferred financing costs and discount on senior secured credit facility — Tranche A-1, as of July 29, 2017 are as follows:

			Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Second lien senior secured notes	$350,000	$140,000	$140,000	$—	$—
Senior secured credit facility	506,258	506,258	—	—	506,258
Total	$856,258	$646,258	$140,000	$—	$506,258

The carrying value and estimated fair value of the Company’s long-term debt, including current maturities but excluding capital lease and financing obligations and unamortized second lien senior secured notes deferred financing costs, as of July 30, 2016 are as follows:

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

4.                                      SUPPLEMENTAL BALANCE SHEET INFORMATION

Prepaid expenses and other current assets were comprised of the following:

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

	July 29,	July 30,	January 28,
	2017	2016	2017
Other receivables	$43,872	$36,475	$68,270
Prepaid expenses	38,929	38,422	30,288
Total	$82,801	$74,897	$98,558

5.                                      SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental cash flow information is provided for the periods reported:

	TWENTY-SIX
	WEEKS ENDED
	July 29,	July 30,
	2017	2016

Cash paid for:
Interest, net of amounts capitalized	$32,913	$28,363
Income taxes, net of refunds received	—	(2)

Non-cash investing and financing activities:
Property, fixtures and equipment included in accrued expenses	$3,420	$5,838

6.                                      EXIT OR DISPOSAL ACTIVITIES

The following table summarizes exit or disposal activities during the 26 weeks ended July 29, 2017 related to store closings in fiscal 2017 and 2016 and the Company’s expense efficiency initiative:

	Termination Benefits	Other Costs	Total
Accrued balance as of January 28, 2017	$952	$—	$952
Provisions
Thirteen weeks ended April 29, 2017	132	239	371
Thirteen weeks ended July 29, 2017	421	34	455
Payments
Thirteen weeks ended April 29, 2017	(666)	(239)	(905)
Thirteen weeks ended July 29, 2017	(313)	(34)	(347)
Accrued balance as of July 29, 2017	$526	$—	$526

The above provisions were included within selling, general and administrative expense.

During the second quarter of 2017, the Company recorded $7,810 of gains related to various real estate transactions which were included in selling, general and administrative expense.

7.                                      EMPLOYEE DEFINED AND POSTRETIREMENT BENEFIT PLANS

The Company provides benefits to certain current and former associates who are eligible under a qualified defined benefit pension plan and various non-qualified supplemental pension plans (collectively, the

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

“Pension Plans”).  Net periodic benefit expense for the Pension Plans includes the following (income) and expense components:

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
Interest cost	$1,666	$1,784	$3,332	$3,569
Expected return on plan assets	(1,933)	(2,100)	(3,867)	(4,200)
Recognition of net actuarial loss	1,407	1,572	2,814	3,143
Net periodic benefit expense	$1,140	$1,256	$2,279	$2,512

During the 26 weeks ended July 29, 2017, contributions of $282 were made to the Pension Plans.  The Company anticipates contributing an additional $273 to fund the Pension Plans in fiscal 2017 for an annual total of $555.

The Company also provides medical and life insurance benefits to certain former associates under a postretirement benefit plan (“Postretirement Benefit Plan”).  Net periodic benefit income for the Postretirement Benefit Plan includes the following (income) and expense components:

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
Interest cost	$13	$16	$26	$31
Recognition of net actuarial gain	(124)	(109)	(247)	(216)
Net periodic benefit income	$(111)	$(93)	$(221)	$(185)

During the 26 weeks ended July 29, 2017, the Company contributed $63 to fund the Postretirement Benefit Plan, and anticipates contributing an additional $204 to fund the Postretirement Benefit Plan in fiscal 2017 for an annual total of $267.

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

9.                                      INCOME TAXES

The provisions codified within ASC Topic 740, Income Taxes (“ASC 740”), require companies to assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence using a “more likely than not” standard.  In accordance with ASC 740, the Company maintained a full valuation allowance throughout fiscal 2016 and the 26 weeks ended July 29, 2017 on all of the Company’s net deferred tax assets.  The Company’s deferred tax asset valuation allowance totaled $242,759, $218,177 and $206,089 as of July 29, 2017, July 30, 2016 and January 28, 2017, respectively.

The Company recorded net income tax expense of $18 and net income tax benefit of $30 for the 13 and 26 weeks ended July 29, 2017, respectively, which includes $528 and $1,049 non-cash income tax benefits from continuing operations during the 13 and 26 weeks ended July 29, 2017, respectively.  The Company recorded net income tax benefits of $144 and $288 for the 13 and 26 weeks ended July 30, 2016, respectively, which includes $596 and $1,193 non-cash income tax benefits from continuing operations during the 13 and 26 weeks ended July 30, 2016, respectively.  Pursuant to ASC 740, the Company is required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations. As a result, the Company recorded tax benefits on the losses from continuing operations for the 13 and 26 weeks ended July 29, 2017 and July 30, 2016, which are exactly offset by income tax expense on other comprehensive income. The net income tax expense and benefit includes $546 and $1,019 recorded in the 13 and 26 weeks ended July 29, 2017, respectively, and $452 and $905 recorded in the 13 and 26 weeks ended July 30, 2016, respectively, for recognition of deferred tax liabilities associated with indefinite-lived assets.

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

The changes recognized within other comprehensive income reflect income tax expense of $528 and $596 for the second quarter in each of 2017 and 2016, respectively, and $1,049 and $1,193 for the 26 weeks ended on each of July 29, 2017 and July 30, 2016, respectively (see Note 9).

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

The condensed consolidating financial information for the Parent, the Issuer and the guarantor subsidiaries as of July 29, 2017, July 30, 2016 and January 28, 2017 and for the second quarter in each of 2017 and 2016 and the 26 weeks ended July 29, 2017 and July 30, 2016 as presented below has been prepared from the books and records maintained by the Parent, the Issuer and the guarantor subsidiaries. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the guarantor subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from affiliates will exist at any time.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Balance Sheet

July 29, 2017

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$3,351	$2,983	$—	$6,335
Merchandise inventories	—	428,205	230,013	—	658,218
Prepaid expenses and other current assets	—	78,602	4,379	(180)	82,801
Total current assets	1	510,158	237,375	(180)	747,354
Property, fixtures and equipment at cost, net	—	261,890	285,389	—	547,279
Intangible assets, net	—	16,445	53,941	—	70,386
Investment in and advances to affiliates	(110,936)	387,475	468,174	(744,713)	—
Other long-term assets	—	23,896	875	(3,042)	21,729
Total assets	$(110,935)	$1,199,864	$1,045,754	$(747,935)	$1,386,748

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$—	$177,689	$—	$—	$177,689
Accrued payroll and benefits	—	21,717	4,571	—	26,288
Accrued expenses	—	73,806	62,984	(180)	136,610
Current maturities of capital lease and financing obligations	—	2,104	4,882	—	6,986
Total current liabilities	—	275,316	72,437	(180)	347,573

Long-term debt and capital lease and financing obligations, less current maturities	—	920,266	59,537	—	979,803
Other long-term liabilities	—	122,576	50,773	(3,042)	170,307
Total liabilities	—	1,318,158	182,747	(3,222)	1,497,683

Shareholders’ (deficit) equity	(110,935)	(118,294)	863,007	(744,713)	(110,935)
Total liabilities and shareholders’ (deficit) equity	$(110,935)	$1,199,864	$1,045,754	$(747,935)	$1,386,748

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Balance Sheet

July 30, 2016

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$3,020	$4,026	$—	$7,047
Merchandise inventories	—	461,278	232,532	—	693,810
Prepaid expenses and other current assets	—	70,812	4,265	(180)	74,897
Total current assets	1	535,110	240,823	(180)	775,754
Property, fixtures and equipment at cost, net	—	300,997	312,766	—	613,763
Intangible assets, net	—	19,640	59,536	—	79,176
Investment in and advances to affiliates	(38,509)	417,681	400,054	(779,226)	—
Other long-term assets	—	18,250	1,024	(3,221)	16,053
Total assets	$(38,508)	$1,291,678	$1,014,203	$(782,627)	$1,484,746

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$—	$214,957	$—	$—	$214,957
Accrued payroll and benefits	—	20,687	5,312	—	25,999
Accrued expenses	—	71,344	72,574	(180)	143,738
Current maturities of long-term debt and capital lease and financing obligations	—	58,684	4,165	—	62,849
Total current liabilities	—	365,672	82,051	(180)	447,543

Long-term debt and capital lease and financing obligations, less current maturities	—	834,954	51,168	—	886,122
Other long-term liabilities	—	134,951	57,859	(3,221)	189,589
Total liabilities	—	1,335,577	191,078	(3,401)	1,523,254

Shareholders’ (deficit) equity	(38,508)	(43,899)	823,125	(779,226)	(38,508)
Total liabilities and shareholders’ (deficit) equity	$(38,508)	$1,291,678	$1,014,203	$(782,627)	$1,484,746

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

Thirteen Weeks Ended July 29, 2017

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$314,012	$190,412	$—	$504,424
Other income	—	10,682	10,355	—	21,037
	—	324,694	200,767	—	525,461

Costs and expenses:
Costs of merchandise sold	—	204,830	120,365	—	325,195
Selling, general and administrative	—	115,486	80,606	(4,901)	191,191
Depreciation and amortization	—	13,027	10,108	—	23,135
Amortization of lease-related interests	—	455	500	—	955
Impairment charges	—	147	—	—	147
Loss from operations	—	(9,251)	(10,812)	4,901	(15,162)

Other income (expense):
Intercompany income	—	382	13,476	(13,858)	—
Equity in (losses) earnings of subsidiaries	(33,191)	1,587	—	31,604	—
Interest expense, net	—	(25,909)	(1,077)	8,957	(18,029)

(Loss) income before income taxes	(33,191)	(33,191)	1,587	31,604	(33,191)
Income tax provision	18	18	275	(293)	18
Net (loss) income	$(33,209)	$(33,209)	$1,312	$31,897	$(33,209)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive (Loss) Income

Thirteen Weeks Ended July 29, 2017

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(33,209)	$(33,209)	$1,312	$31,897	$(33,209)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	755	755	—	(755)	755
Comprehensive (loss) income	$(32,454)	$(32,454)	$1,312	$31,142	$(32,454)

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

Twenty-Six Weeks Ended July 29, 2017

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$649,516	$391,049	$—	$1,040,565
Other income	—	21,495	16,422	—	37,917
	—	671,011	407,471	—	1,078,482

Costs and expenses:
Costs of merchandise sold	—	434,235	254,521	—	688,756
Selling, general and administrative	—	242,922	163,290	(9,936)	396,276
Depreciation and amortization	—	25,312	20,030	—	45,342
Amortization of lease-related interests	—	909	1,000	—	1,909
Impairment charges	—	147	—	—	147
Loss from operations	—	(32,514)	(31,370)	9,936	(53,948)

Other income (expense):
Intercompany income	—	780	29,110	(29,890)	—
Equity in losses of subsidiaries	(90,554)	(4,439)	—	94,993	—
Interest expense, net	—	(53,822)	(2,179)	19,954	(36,047)
Loss on extinguishment of debt	—	(559)	—	—	(559)

Loss before income taxes	(90,554)	(90,554)	(4,439)	94,993	(90,554)
Income tax (benefit) provision	(30)	(30)	527	(497)	(30)
Net loss	$(90,524)	$(90,524)	$(4,966)	$95,490	$(90,524)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive Loss

Twenty-Six Weeks Ended July 29, 2017

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Net loss	$(90,524)	$(90,524)	$(4,966)	$95,490	$(90,524)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	1,518	1,518	—	(1,518)	1,518
Comprehensive loss	$(89,006)	$(89,006)	$(4,966)	$93,972	$(89,006)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

Twenty-Six Weeks Ended July 30, 2016

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$681,575	$451,792	$—	$1,133,367
Other income	—	20,568	13,100	—	33,668
	—	702,143	464,892	—	1,167,035

Costs and expenses:
Costs of merchandise sold	—	444,522	290,664	—	735,186
Selling, general and administrative	—	262,205	175,993	(10,141)	428,057
Depreciation and amortization	—	27,199	20,994	—	48,193
Amortization of lease-related interests	—	936	1,079	—	2,015
Impairment charges	—	178	—	—	178
Loss from operations	—	(32,897)	(23,838)	10,141	(46,594)

Other income (expense):
Intercompany income	—	901	24,615	(25,516)	—
Equity in losses of subsidiaries	(76,842)	(1,256)	—	78,098	—
Interest expense, net	—	(43,590)	(2,033)	15,375	(30,248)

Loss before income taxes	(76,842)	(76,842)	(1,256)	78,098	(76,842)
Income tax (benefit) provision	(288)	(288)	469	(181)	(288)
Net loss	$(76,554)	$(76,554)	$(1,725)	$78,279	$(76,554)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive Loss

Twenty-Six Weeks Ended July 30, 2016

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Net loss	$(76,554)	$(76,554)	$(1,725)	$78,279	$(76,554)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	1,734	1,734	—	(1,734)	1,734
Comprehensive loss	$(74,820)	$(74,820)	$(1,725)	$76,545	$(74,820)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Cash Flows

Twenty-Six Weeks Ended July 29, 2017

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$44	$18,449	$(7,149)	$—	$11,344

Cash flows from investing activities:
Capital expenditures	—	(14,881)	(6,303)	—	(21,184)
Proceeds from sale of property, fixtures and equipment	—	6,024	15,398	—	21,422
Net cash (used in) provided by investing activities	—	(8,857)	9,095	—	238

Cash flows from financing activities:
Payments on long-term debt and capital lease and financing obligations	—	(277,259)	(2,123)	—	(279,382)
Proceeds from issuance of long-term debt and financing obligations	—	275,866	—		275,866
Deferred financing costs paid	—	(6,842)	—	—	(6,842)
Restricted shares forfeited in lieu of payroll taxes	(44)	—	—	—	(44)
Decrease in book overdraft balances	—	(1,581)	—	—	(1,581)
Net cash used in financing activities	(44)	(9,816)	(2,123)	—	(11,983)

Net decrease in cash and cash equivalents	—	(224)	(177)	—	(401)

Cash and cash equivalents at beginning of period	1	3,575	3,160	—	6,736

Cash and cash equivalents at end of period	$1	$3,351	$2,983	$—	$6,335

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Cash Flows

Twenty-Six Weeks Ended July 30, 2016

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$120	$47,407	$16,042	$—	$63,569

Cash flows from investing activities:
Capital expenditures	—	(11,635)	(14,114)	—	(25,749)
Proceeds from sale of property, fixtures and equipment	—	7	—	—	7
Net cash used in investing activities	—	(11,628)	(14,114)	—	(25,742)

Cash flows from financing activities:
Payments on long-term debt and capital lease and financing obligations	—	(301,300)	(1,958)	—	(303,258)
Proceeds from issuance of long-term debt and financing obligations	—	263,669	—	—	263,669
Deferred financing costs paid	—	(495)	—	—	(495)
Restricted shares forfeited in lieu of payroll taxes	(120)	—	—	—	(120)
Increase in book overdraft balances	—	2,545	—	—	2,545
Net cash used in financing activities	(120)	(35,581)	(1,958)	—	(37,659)

Net increase (decrease) in cash and cash equivalents	—	198	(30)	—	168

Cash and cash equivalents at beginning of period	1	2,822	4,056	—	6,879

Cash and cash equivalents at end of period	$1	$3,020	$4,026	$—	$7,047

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of the following discussion, references to the “second quarter of 2017” and the “second quarter of 2016” are to the 13 weeks ended July 29, 2017 and July 30, 2016, respectively.  References to “2017” and “2016” are to the 26 weeks ended July 29, 2017 and July 30, 2016, respectively.  References to “fiscal 2017” are to the 53-week period ending February 3, 2018; references to “fiscal 2016” are to the 52-week period ended January 28, 2017.  References to the “Company,” “we,” “us,” and “our” refer to The Bon-Ton Stores, Inc. and its subsidiaries.

Overview

General

The Company, a Pennsylvania corporation, is one of the largest regional department store operators in the United States, offering a broad assortment of brand-name fashion apparel and accessories for women, men and children.  Our merchandise offerings also include cosmetics, home furnishings and other goods.  We currently operate 260 stores, including nine furniture galleries and four clearance centers, in 24 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson’s, Elder-Beerman, Herberger’s and Younkers nameplates, encompassing a total of approximately 24 million square feet.

We operate in the department store segment of the U.S. retail industry, a highly competitive environment.  The department store industry continues to evolve in response to competitive retail formats—mass merchandisers, national chain retailers, specialty retailers and online retailers—and the expansion of mobile technology and social media.

Performance Summary and Fiscal 2017 Guidance

During the second quarter of 2017, we made progress on a number of our strategic initiatives:

•                  Experienced strength in key merchandise categories and brands and drove continued double-digit growth in our omnichannel business (reflecting sales via our website, mobile site and our Let Us Find It customer service program) as compared to the second quarter of 2016;

•                  Continued to effectively execute on a number of profit improvement initiatives, substantially reducing our selling, general and administrative (“SG&A”) expense for the quarter; and

•                  Maintained careful inventory controls, as we reduced inventory by 5.1% as compared to the second quarter of 2016.

Comparable store sales decreased 6.1% in the second quarter of 2017, reflecting continued soft mall traffic.  Our results were consistent with our expectations and showed an improvement over our performance in the first quarter.  We remain focused on working to better position the business for the long-term.  We will focus on further enhancing our merchandise assortment with an emphasis on our targeted growth categories, refining our marketing strategy to increase traffic and driving growth in our omnichannel business.  We expect to achieve further cost reductions through the continued rollout of our profit improvement initiative.

On August 17, 2017, we reaffirmed that we continue to expect loss per share to be in a range of $2.08 to $2.59, inclusive of a $0.05 per share expense from the 53rd week.

Updated assumptions reflected in our full-year guidance include the following:

•                  A comparable store sales decrease ranging from 3.5% to 4.5%, which excludes sales from the 53rd week;

•                  A gross margin rate ranging from a 40- to 60-basis-point decrease from the fiscal 2016 rate of 35.5%;

•                  SG&A expense between $834 million and $839 million, including approximately $10 million for the 53rd week, compared to SG&A expense of $880.6 million in fiscal 2016;

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

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

	THIRTEEN		TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Other income	4.2	3.0	3.6	3.0
	104.2	103.0	103.6	103.0
Costs and expenses:
Costs of merchandise sold	64.5	63.5	66.2	64.9
Selling, general and administrative	37.9	39.1	38.1	37.8
Depreciation and amortization	4.6	4.6	4.4	4.3
Amortization of lease-related interests	0.2	0.2	0.2	0.2
Impairment charges	—	—	—	—
Loss from operations	(3.0)	(4.4)	(5.2)	(4.1)
Interest expense, net	3.6	2.8	3.5	2.7
Loss on extinguishment of debt	—	—	0.1	—
Loss before income taxes	(6.6)	(7.2)	(8.7)	(6.8)
Income tax provision (benefit)	—	—	—	—
Net loss	(6.6)%	(7.1)%	(8.7)%	(6.8)%

Second Quarter of 2017 Compared with Second Quarter of 2016

Net sales:  Net sales in the second quarter of 2017 were $504.4 million, compared with $542.4 million in the second quarter of 2016, reflecting a decrease of 7.0%.  Comparable store sales decreased 6.1% in the period due to continued soft mall traffic trends.

The best performing merchandise categories in the second quarter of 2017 were Fine Jewelry (included in Accessories) and Dresses (included in Women’s Apparel).  Fine Jewelry benefited from strong promotional events and the expansion of merchandise to additional doors. Dresses primarily benefited from sales in key items.

Merchandise categories that were challenged in the period included Petites’ Sportswear and Young Contemporary (both included in Women’s Apparel). Petites’ Sportswear was adversely impacted by the strategic reduction of product offerings within certain categories and brands. Young Contemporary was adversely impacted by unfavorable sales in certain brands.

Other income:  Other income, which includes income from revenues received under our credit card program agreement, miscellaneous revenue departments and gift and merchandise return card breakage, was $21.0 million in the second quarter of 2017 as compared with $16.3 million in the second quarter of 2016.  The increase was primarily due to income associated with gift card breakage and, to a lesser degree, revenues from our proprietary credit card operations.  Proprietary credit card sales, as a percentage of total sales, increased 40 basis points to 57.4% in the second quarter of 2017.

Costs and expenses: Gross margin in the second quarter of 2017 decreased $18.9 million to $179.2 million as compared with $198.1 million in the comparable prior year period, primarily due to the decreased sales volume in the current period.   Gross margin as a percentage of net sales decreased 100 basis points to 35.5% in the second quarter of 2017 from 36.5% in the comparable prior year period, primarily due to an increase in the markdown rate.

SG&A expense in the second quarter of 2017 decreased $20.7 million to $191.2 million as compared with $211.9 million in the second quarter of 2016. This reduction was largely due to savings associated with prior year closed stores and reductions in consulting fees, medical insurance, payroll, taxes and rent, as well as gains associated with various real estate transactions. The current period expense rate, 37.9% of net sales, decreased 120 basis points from that of the prior year period.

Depreciation and amortization expense and amortization of lease-related interests decreased $1.9 million to $24.1 million in the second quarter of 2017 from $26.0 million in the second quarter of 2016.

Interest expense, net:  Net interest expense was $18.0 million in the second quarter of 2017 as compared with $15.2 million in the second quarter of 2016. The increase primarily reflects an increased weighted average interest rate and higher debt levels.

Income tax provision (benefit):  The effective income tax rate in the second quarter in each of 2017 and 2016 largely reflects our valuation allowance position against all net deferred tax assets.  The income tax expense in the second quarter of 2017 includes a $0.5 million benefit from the loss on continuing operations which was offset by the recognition of deferred tax liabilities associated with indefinite-lived assets.  The $0.1 million income tax benefit in the second quarter of 2016 includes a $0.6 million benefit from the loss on continuing operations which was partially offset by the recognition of deferred tax liabilities associated with indefinite-lived assets.

2017 Compared with 2016

Net sales:  Net sales in 2017 were $1,040.6 million, compared with $1,133.4 million in 2016, reflecting a decrease of 8.2%.  Comparable store sales decreased 7.5% in the period due to continued soft mall traffic trends.

The best performing merchandise categories in 2017 were Fine Jewelry (included in Accessories) and Furniture (included in Home).  Fine Jewelry benefited from strong promotional events and the expansion of merchandise to additional doors. Sales in Furniture increased through the expansion of merchandise to additional doors and sales increases in mattresses.

Merchandise categories that were challenged in the period included Petites’ Sportswear (included in Women’s Apparel) and Accessories. Petites’ Sportswear was adversely impacted by the strategic reduction of product offerings within certain categories and brands. Accessories were adversely affected by lower sales of handbags, specifically within certain key brands.

Other income:  Other income, which includes income from revenues received under our credit card program agreement, miscellaneous revenue departments and gift and merchandise return card breakage, was $37.9 million in 2017 as compared with $33.7 million in 2016.  The increase primarily reflects income associated with gift card breakage.

Costs and expenses: Gross margin in 2017 decreased $46.4 million to $351.8 million as compared with $398.2 million in 2016.   Gross margin as a percentage of net sales decreased 132 basis points to 33.8% in 2017 from 35.1% in 2016, due primarily to an increase in the markdown rate.

SG&A expense in 2017 decreased $31.8 million to $396.3 million as compared with $428.1 million in 2016. This reduction was largely driven by expense control measures, specifically in store expenses, reductions in consulting fees, medical insurance, payroll, taxes and rent, as well as gains associated with various real estate transactions.  The current period expense rate, 38.1% of net sales, increased 31 basis points from that of the prior year as a result of decreased sales volume in the current period.

Depreciation and amortization expense and amortization of lease-related interests decreased $3.0 million to $47.3 million in 2017 from $50.2 million in 2016.

Interest expense, net:  Net interest expense was $36.0 million in 2017 as compared with $30.2 million in 2016.  The increase primarily reflects an increased weighted average interest rate and higher debt levels.

Loss on extinguishment of debt:  In 2017, we recorded charges totaling $0.6 million due to the write-off of certain deferred financing fees in connection with the Fifth Amendment to the Second Amended Revolving Credit Facility.

Income tax provision (benefit):  The effective income tax rate in each of 2017 and 2016 largely reflects our valuation allowance position against all net deferred tax assets.  The income tax benefit in 2017 includes a $1.0 million benefit from the loss on continuing operations which was offset by the recognition of deferred tax liabilities associated with indefinite-lived assets.  The $0.3 million income tax benefit in 2016 includes a $1.2 million benefit from the loss on continuing operations which was partially offset by the recognition of deferred tax liabilities associated with indefinite-lived assets.

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

Liquidity and Capital Resources

At July 29, 2017, we had $6.3 million in cash and cash equivalents and $171.5 million available under our Second Amended Revolving Credit Facility (before taking into account the minimum borrowing availability covenant under such facility, which was $75.0 million at July 29, 2017).  Excess availability was $224.8 million as of the comparable prior year period.  The unfavorable excess availability comparison primarily reflects the early payment of senior notes due July 2017, partially offset by a net availability increase as a result of the August 2016 amendment to the Second Amended Revolving Credit Facility.

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

Cash provided by (used in) our operating, investing and financing activities is summarized as follows:

	TWENTY-SIX
	WEEKS ENDED
	July 29,	July 30,
(Dollars in millions)	2017	2016

Operating activities	$11.3	$63.6
Investing activities	0.2	(25.7)
Financing activities	(12.0)	(37.7)

Net cash provided by operating activities was $11.3 million and $63.6 million in 2017 and 2016, respectively.  The decrease in cash flow primarily reflects a higher net loss of $14.0 million, a $19.9 million unfavorable change in cash flow from working capital and a $10.2 million unfavorable change in cash flow from long-term liabilities. The decrease in cash flow from working capital was largely due to unfavorable fluctuations of $56.2 million and $6.6 million in cash flows from accounts payable and prepaid expenses, respectively, partially offset by a favorable variance of $48.3 million in cash flows from inventories.

Net cash provided by investing activities was $0.2 million in 2017 compared with net cash used in investing activities of $25.7 million in 2016.  In 2017, the inflow of cash includes $21.4 million of proceeds associated with various real estate transactions. Capital expenditures totaled $21.2 million and $25.7 million in 2017 and 2016, respectively, reflecting a planned decrease in capital expenditures. These expenditures do not reflect reductions for external contributions (primarily leasehold improvement and fixture allowances received from landlords or vendors) of $3.9 million and $14.1 million in 2017 and 2016, respectively.  We anticipate that our fiscal 2017 capital expenditures will not exceed $45.0 million (excluding external contributions of $15.0 million, reducing anticipated net capital investments to $30.0 million).

Net cash used in financing activities was $12.0 million and $37.7 million in 2017 and 2016, respectively. The decrease in cash used in financing activities is primarily a result of lower net payments on long term debt due to the reduced cash flow from operating activities.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting that occurred during the thirteen weeks ended July 29, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:                    OTHER INFORMATION

ITEM 6.              EXHIBITS

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

3.1	Amended and Restated Bylaws of the Company as of August 21, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 25, 2017)
10.1*

Amendment No. 4 of Executive Transition Agreement, dated as of May 5, 2017, between the Company and M. Thomas Grumbacher (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 9, 2017)

10.2*

Addendum dated May 5, 2017 to Employment Agreement between The Bon-Ton Stores, Inc. and Kathryn Bufano (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 10, 2017)

31.1	Certification of William X. Tracy
31.2	Certification of Nancy A. Walsh
32.1**	Certification Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*                                         Constitutes a management contract or compensatory plan or arrangement.

**                                  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BON-TON STORES, INC.

DATE:	September 6, 2017	BY:	/s/ William X. Tracy
William X. Tracy
President and
Chief Executive Officer
(Principal Executive Officer)

DATE:	September 6, 2017	BY:	/s/ Nancy A. Walsh
Nancy A. Walsh
Executive Vice President—
Chief Financial Officer
(Principal Financial Officer)

DATE:	September 6, 2017	BY:	/s/ Michael W. Webb
Michael W. Webb
Senior Vice President—
Chief Accounting Officer
(Principal Accounting Officer)