Form 10-Q
period 2017-10-28
BON TON STORES INC
filed 2017-12-12
CIK 878079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter ended October 28, 2017	Commission File Number 0-19517

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

As of November 30, 2017, there were 17,857,465 shares of Common Stock, $.01 par value, and 2,951,490 shares of Class A Common Stock, $.01 par value, outstanding.

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE BON-TON STORES, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	October 28,	October 29,	January 28,
(In thousands, except share and per share data)	2017	2016	2017

Assets
Current assets:
Cash and cash equivalents	$7,268	$6,975	$6,736
Merchandise inventories	851,662	945,902	724,454
Prepaid expenses and other current assets	101,915	79,013	98,558
Total current assets	960,845	1,031,890	829,748
Property, fixtures and equipment at cost, net of accumulated depreciation and amortization of $1,056,353, $1,016,532 and $1,024,435 at October 28, 2017, October 29, 2016 and January 28, 2017, respectively	529,107	606,382	584,803
Intangible assets, net of accumulated amortization of $68,454, $66,533 and $65,646 at October 28, 2017, October 29, 2016 and January 28, 2017, respectively	69,023	77,733	73,111
Other long-term assets	27,620	18,421	17,401
Total assets	$1,586,595	$1,734,426	$1,505,063

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$248,352	$331,747	$185,900
Accrued payroll and benefits	22,136	21,693	25,821
Accrued expenses	148,858	156,850	150,441
Revolving credit facility	664,566	—	—
Current maturities of long-term debt	—	57,208	—
Current maturities of capital lease and financing obligations	7,152	5,806	6,685
Total current liabilities	1,091,064	573,304	368,847

Long-term debt, less current maturities	345,302	913,654	848,777
Capital lease and financing obligations, less current maturities	128,719	135,534	133,857
Other long-term liabilities	177,473	180,576	176,363
Total liabilities	1,742,558	1,803,068	1,527,844

Contingencies (Note 10)

Shareholders’ deficit
Preferred Stock — authorized 5,000,000 shares at $0.01 par value; no shares issued	—	—	—
Common Stock — authorized 40,000,000 shares at $0.01 par value; issued shares of 18,195,265, 18,976,168 and 18,972,718 at October 28, 2017, October 29, 2016 and January 28, 2017, respectively	182	190	190
Class A Common Stock — authorized 20,000,000 shares at $0.01 par value; issued and outstanding shares of 2,951,490 at October 28, 2017, October 29, 2016 and January 28, 2017, respectively	30	30	30
Treasury stock, at cost — 337,800 shares at October 28, 2017, October 29, 2016 and January 28, 2017	(1,387)	(1,387)	(1,387)
Additional paid-in capital	167,376	166,394	166,932
Accumulated other comprehensive loss	(70,626)	(73,515)	(72,909)
Accumulated deficit	(251,538)	(160,354)	(115,637)
Total shareholders’ deficit	(155,963)	(68,642)	(22,781)
Total liabilities and shareholders’ deficit	$1,586,595	$1,734,426	$1,505,063

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
(In thousands, except per share data)	October 28,	October 29,	October 28,	October 29,
(Unaudited)	2017	2016	2017	2016

Net sales	$545,337	$589,942	$1,585,902	$1,723,309
Other income	17,145	17,333	55,062	51,001
	562,482	607,275	1,640,964	1,774,310

Costs and expenses:
Costs of merchandise sold	365,077	382,892	1,053,833	1,118,078
Selling, general and administrative	202,618	213,816	598,894	641,873
Depreciation and amortization	19,830	22,304	65,172	70,497
Amortization of lease-related interests	954	1,007	2,863	3,022
Impairment charges	71	137	218	315
Loss from operations	(26,068)	(12,881)	(80,016)	(59,475)
Interest expense, net	18,915	18,183	54,962	48,431
Loss on extinguishment of debt	—	676	559	676

Loss before income taxes	(44,983)	(31,740)	(135,537)	(108,582)
Income tax benefit	(106)	(158)	(136)	(446)

Net loss	$(44,877)	$(31,582)	$(135,401)	$(108,136)

Per share amounts —
Basic:
Net loss	$(2.19)	$(1.58)	$(6.68)	$(5.44)

Diluted:
Net loss	$(2.19)	$(1.58)	$(6.68)	$(5.44)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
(In thousands)	October 28,	October 29,	October 28,	October 29,
(Unaudited)	2017	2016	2017	2016

Net loss	$(44,877)	$(31,582)	$(135,401)	$(108,136)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	765	873	2,283	2,607
Comprehensive loss	$(44,112)	$(30,709)	$(133,118)	$(105,529)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	THIRTY-NINE
	WEEKS ENDED
(In thousands)	October 28,	October 29,
(Unaudited)	2017	2016
Cash flows from operating activities:
Net loss	$(135,401)	$(108,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65,172	70,497
Amortization of lease-related interests	2,863	3,022
Impairment charges	218	315
Share-based compensation expense	—	2,162
(Gain) loss on sale of property, fixtures and equipment	(5,525)	197
Reclassifications of accumulated other comprehensive loss	3,851	4,391
Loss on extinguishment of debt	559	676
Amortization of deferred financing costs and debt discount	4,172	3,200
Deferred income tax benefit	(136)	(446)
Changes in operating assets and liabilities:
Increase in merchandise inventories	(127,208)	(234,203)
(Increase) decrease in prepaid expenses and other current assets	(3,357)	18,241
(Increase) decrease in other long-term assets	(115)	1,684
Increase in accounts payable	47,776	161,402
(Decrease) increase in accrued payroll and benefits and accrued expenses	(3,579)	5,420
Decrease in other long-term liabilities	(9,684)	(9,394)
Net cash used in operating activities	(160,394)	(80,972)

Cash flows from investing activities:
Capital expenditures	(35,672)	(43,933)
Proceeds from sale of property, fixtures and equipment	40,327	8
Net cash provided by (used in) investing activities	4,655	(43,925)

Cash flows from financing activities:
Payments on debt and capital lease and financing obligations	(387,436)	(396,347)
Proceeds from issuance of debt and financing obligations	542,463	519,466
Restricted shares forfeited in lieu of payroll taxes	(64)	(191)
Deferred financing costs paid	(13,443)	(5,563)
Increase in book overdraft balances	14,751	7,628
Net cash provided by financing activities	156,271	124,993

Net increase in cash and cash equivalents	532	96

Cash and cash equivalents at beginning of period	6,736	6,879

Cash and cash equivalents at end of period	$7,268	$6,975

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

					Accumulated
		Class A		Additional	Other
(In thousands)	Common	Common	Treasury	Paid-in	Comprehensive	Accumulated
(Unaudited)	Stock	Stock	Stock	Capital	Loss	Deficit	Total

BALANCE AT JANUARY 30, 2016	$185	$30	$(1,387)	$164,428	$(76,122)	$(52,218)	$34,916

Net loss	—	—	—	—	—	(108,136)	(108,136)
Other comprehensive income	—	—	—	—	2,607	—	2,607
Restricted shares forfeited in lieu of payroll taxes	(1)	—	—	(190)	—	—	(191)
Share-based compensation expense	6	—	—	2,156	—	—	2,162
BALANCE AT OCTOBER 29, 2016	$190	$30	$(1,387)	$166,394	$(73,515)	$(160,354)	$(68,642)

BALANCE AT JANUARY 28, 2017	$190	$30	$(1,387)	$166,932	$(72,909)	$(115,637)	$(22,781)

Cumulative adjustment to adopt ASU 2016-09 (Note 1)	—	—	—	500	—	(500)	—
Net loss	—	—	—	—	—	(135,401)	(135,401)
Other comprehensive income	—	—	—	—	2,283	—	2,283
Restricted shares forfeited in lieu of payroll taxes	(8)	—	—	(56)	—	—	(64)
BALANCE AT OCTOBER 28, 2017	$182	$30	$(1,387)	$167,376	$(70,626)	$(251,538)	$(155,963)

The accompanying notes are an integral part of these consolidated financial statements.

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.                                      BASIS OF PRESENTATION

The Bon-Ton Stores, Inc., a Pennsylvania corporation, was incorporated on January 31, 1996 as the successor of a company incorporated on January 31, 1929.  As of October 28, 2017, The Bon-Ton Stores, Inc. operated, through its subsidiaries, 260 stores, including nine furniture galleries and four clearance centers, in 24 states in the Northeast, Midwest and upper Great Plains under the Bon-Ton, Bergner’s, Boston Store, Carson’s, Elder-Beerman, Herberger’s and Younkers nameplates.

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

For purposes of the following discussion, references to the “third quarter of 2017” and the “third quarter of 2016” are to the 13 weeks ended October 28, 2017 and October 29, 2016, respectively.  References to “fiscal 2018” are to the 52 weeks ending February 2, 2019; references to “fiscal 2017” are to the 53 weeks ending February 3, 2018; references to “fiscal 2016” are to the 52 weeks ended January 28, 2017.

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  The new standard provides a single revenue recognition model which is intended to enhance disclosures and improve comparability over a range of industries, companies and geographical boundaries.  ASU 2014-09 creates a five-step model that requires companies to exercise judgment when considering all relevant facts and circumstances in the determination of when and how revenue is recognized. The new guidance is effective for the Company beginning on February 4, 2018.  The Company anticipates it will apply the new guidance retrospectively with the cumulative effect of the adoption recognized as of the date of adoption.

The Company is in the process of completing the required due diligence.  The Company has identified certain impacts to its revenue recognition policy for gift card breakage. Whereas the Company currently recognizes gift card breakage, net of required escheatment, 60 months after the gift card is issued, the new standard will require the Company to recognize gift card breakage, net of required escheatment, over the redemption pattern of gift cards. Additionally, the Company is evaluating its customer loyalty programs to determine if the new guidance requires changes in the accounting for these programs. The Company expects that this standard will not have a material impact on its consolidated financial statements as a whole; however, the Company is continuing to evaluate the impact of adopting this new standard and the final determination may differ from this expectation.

2.                                      PER-SHARE AMOUNTS

The following table presents a reconciliation of net loss and weighted average shares outstanding used in basic and diluted loss per share (“EPS”) calculations for each period presented:

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016

Basic Loss Per Common Share
Net loss	$(44,877)	$(31,582)	$(135,401)	$(108,136)
Less: Income allocated to participating securities	—	—	—	—
Net loss available to common shareholders	$(44,877)	$(31,582)	$(135,401)	$(108,136)

Weighted average common shares outstanding	20,470,443	19,993,316	20,260,412	19,887,654

Basic loss per common share	$(2.19)	$(1.58)	$(6.68)	$(5.44)

Diluted Loss Per Common Share
Net loss	$(44,877)	$(31,582)	$(135,401)	$(108,136)
Less: Income allocated to participating securities	—	—	—	—
Net loss available to common shareholders	$(44,877)	$(31,582)	(135,401)	(108,136)

Weighted average common shares outstanding	20,470,443	19,993,316	20,260,412	19,887,654
Common shares issuable - stock options	—	—	—	—
Weighted average common shares outstanding assuming dilution	20,470,443	19,993,316	20,260,412	19,887,654

Diluted loss per common share	$(2.19)	$(1.58)	$(6.68)	$(5.44)

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Due to the Company’s net loss position, weighted average unvested restricted shares (participating securities) of 701,857 and 1,399,101 for the third quarter in each of 2017 and 2016, respectively, and 1,063,304 and 1,333,897 for the 39 weeks ended October 28, 2017 and October 29, 2016, respectively, were not considered in the calculation of net loss available to common shareholders used for both basic and diluted EPS.

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

The carrying value and estimated fair value of the Company’s debt, excluding capital lease and financing obligations and unamortized second lien senior secured notes deferred financing costs and discount on senior secured credit facility — Tranche A-1, as of October 28, 2017 are as follows:

			Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Second lien senior secured notes	$350,000	$130,536	$130,536	$—	$—
Senior secured credit facility	666,387	666,387	—	—	666,387
Total	$1,016,387	$796,923	$130,536	$—	$666,387

The carrying value and estimated fair value of the Company’s debt, excluding capital lease and financing obligations and unamortized second lien senior secured notes deferred financing costs and discount on senior secured credit facility — Tranche A-1, as of October 29, 2016 are as follows:

			Fair Value Measurements Using
	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Second lien senior secured notes	$407,292	$237,327	$237,327	$—	$—
Senior secured credit facility	572,131	572,131	—	—	572,131
Total	$979,423	$809,458	$237,327	$—	$572,131

The carrying value and estimated fair value of the Company’s debt, excluding capital lease and financing obligations and unamortized second lien senior secured notes deferred financing costs and discount on senior secured credit facility — Tranche A-1, as of January 28, 2017 are as follows:

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

4.                                      SUPPLEMENTAL BALANCE SHEET INFORMATION

Prepaid expenses and other current assets were comprised of the following:

	October 28,	October 29,	January 28,
	2017	2016	2017
Other receivables	$59,411	$37,335	$68,270
Prepaid expenses	42,504	41,678	30,288
Total	$101,915	$79,013	$98,558

5.                                      SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental cash flow information is provided for the periods reported:

	THIRTY-NINE
	WEEKS ENDED
	October 28,	October 29,
	2017	2016

Cash paid for:
Interest, net of amounts capitalized	$43,137	$36,497

Non-cash investing and financing activities:
Property, fixtures and equipment included in accrued expenses	$2,369	$2,547

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

6.                                      EXIT OR DISPOSAL ACTIVITIES

The following table summarizes exit or disposal activities during the 39 weeks ended October 28, 2017 related to store closings in fiscal 2017 and 2016 and the Company’s expense efficiency initiative:

	Termination Benefits	Other Costs	Total
Accrued balance as of January 28, 2017	$952	$—	$952
Provisions
Thirteen weeks ended April 29, 2017	132	239	371
Thirteen weeks ended July 29, 2017	421	34	455
Thirteen weeks ended October 28, 2017	197	366	563
Payments
Thirteen weeks ended April 29, 2017	(666)	(239)	(905)
Thirteen weeks ended July 29, 2017	(313)	(34)	(347)
Thirteen weeks ended October 28, 2017	(213)	(366)	(579)
Accrued balance as of October 28, 2017	$510	$—	$510

The above provisions were included within selling, general and administrative expense.

The Company recorded $1,250 and $9,060 of gains related to various real estate transactions which were included in selling, general and administrative expense during the 13 and 39 weeks ended October 28, 2017, respectively.

7.                                      EMPLOYEE DEFINED AND POSTRETIREMENT BENEFIT PLANS

The Company provides benefits to certain current and former associates who are eligible under a qualified defined benefit pension plan and various non-qualified supplemental pension plans (collectively, the “Pension Plans”).  Net periodic benefit expense for the Pension Plans includes the following (income) and expense components:

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
Interest cost	$1,667	$1,786	$4,999	$5,355
Expected return on plan assets	(1,934)	(2,100)	(5,801)	(6,300)
Recognition of net actuarial loss	1,406	1,571	4,220	4,714
Net periodic benefit expense	$1,139	$1,257	$3,418	$3,769

During the 39 weeks ended October 28, 2017, contributions of $434 were made to the Pension Plans.  The Company anticipates contributing an additional $121 to fund the Pension Plans in fiscal 2017 for an annual total of $555.

The Company also provides medical and life insurance benefits to certain former associates under a postretirement benefit plan (“Postretirement Benefit Plan”).  Net periodic benefit income for the Postretirement Benefit Plan includes the following (income) and expense components:

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
Interest cost	$13	$16	$39	$47
Recognition of net actuarial gain	(122)	(107)	(369)	(323)
Net periodic benefit income	$(109)	$(91)	$(330)	$(276)

During the 39 weeks ended October 28, 2017, the Company contributed $73 to fund the Postretirement Benefit Plan, and anticipates contributing an additional $194 to fund the Postretirement Benefit Plan in fiscal 2017 for an annual total of $267.

8.                                      DEBT

On October 24, 2017, The Bon-Ton Department Stores, Inc. and certain subsidiaries as borrowers and certain other subsidiaries as guarantors entered into a Sixth Amendment (the “Sixth Amendment”) to the Second Amended and Restated Loan and Security Agreement (“Second Amended Revolving Credit Facility”) with Bank of America, N.A., as Agent, and certain financial institutions as lenders. Among other matters, the Sixth Amendment amends required excess availability from 20% to 15% of the lesser of (a) the aggregate commitments and (b) the aggregate borrowing base through December 2, 2017. After December 2, 2017, the required excess availability will be the greater of (a) 20% of the lesser of (i) the aggregate commitments and (ii) the aggregate borrowing base and (b) $132,500. Through December 2, 2017, the excess availability will be determined on the basis of the Tranche A Borrowing Base, and not the lower of the Tranche A Commitments and the Tranche A Borrowing Base. As a result of the Sixth Amendment, in accordance with accounting principles generally accepted in the United States, the Company is required to reflect the Second Amended Revolving Credit Facility as a short-term borrowing in its balance sheet, although the outstanding balance does not mature until 2021.

On April 28, 2017, The Bon-Ton Department Stores, Inc. and certain subsidiaries as borrowers and certain other subsidiaries as guarantors entered into a Fifth Amendment (the “Fifth Amendment”) to the Second Amended Revolving Credit Facility. The Fifth Amendment extends the maturity date of the $730,000 Tranche A.  Tranche A is now due to mature on April 28, 2022 provided that Tranche A-1 of the Second Amended Revolving Credit Facility (“Tranche A-1”) is repaid prior to March 15, 2021 or the maturity of Tranche A-1 is extended to at least April 28, 2022.  If Tranche A-1 is not so repaid or so extended, or is extended to a date earlier than April 28, 2022, Tranche A will mature on the same date as Tranche A-1.  In any event, Tranche A remains subject to a “springing” maturity date that is sixty days prior to the earliest of the maturity date of (1) any senior note debt (which is currently comprised of the 8.00% Second Lien Senior Secured Notes due June 15, 2021) and (2) if incurred, certain permitted debt secured by junior liens.

In connection with the Fifth Amendment, the Company incurred a loss on extinguishment of debt of $559 due to the write-off of certain deferred fees.

9.                                      INCOME TAXES

The provisions codified within ASC Topic 740, Income Taxes (“ASC 740”), require companies to assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence using a “more likely than not” standard.  In accordance with ASC 740, the Company maintained a full valuation allowance throughout fiscal 2016 and the 39 weeks ended October 28, 2017 on all of the Company’s net deferred tax assets.  The Company’s deferred tax asset valuation

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

allowance totaled $259,059, $230,298 and $206,089 as of October 28, 2017, October 29, 2016 and January 28, 2017, respectively.

The Company recorded net income tax benefits of $106 and $136 for the 13 and 39 weeks ended October 28, 2017, respectively, which includes $519 and $1,568 non-cash income tax benefits from continuing operations during the 13 and 39 weeks ended October 28, 2017, respectively.  The Company recorded net income tax benefits of $158 and $446 for the 13 and 39 weeks ended October 29, 2016, respectively, which includes $591 and $1,784 non-cash income tax benefits from continuing operations during the 13 and 39 weeks ended October 29, 2016, respectively.  Pursuant to ASC 740, the Company is required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations. As a result, the Company recorded tax benefits on the losses from continuing operations for the 13 and 39 weeks ended October 28, 2017 and October 29, 2016, which are exactly offset by income tax expense on other comprehensive income. The net income tax expense and benefit includes $413 and $1,432 recorded in the 13 and 39 weeks ended October 28, 2017, respectively, and $433 and $1,338 recorded in the 13 and 39 weeks ended October 29, 2016, respectively, for recognition of deferred tax liabilities associated with indefinite-lived assets.

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

The changes recognized within other comprehensive income reflect income tax expense of $519 and $591 for the third quarter in each of 2017 and 2016, respectively, and $1,568 and $1,784 for the 39 weeks ended on each of October 28, 2017 and October 29, 2016, respectively (see Note 9).

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

The condensed consolidating financial information for the Parent, the Issuer and the guarantor subsidiaries as of October 28, 2017, October 29, 2016 and January 28, 2017 and for the third quarter in each

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

of 2017 and 2016 and the 39 weeks ended October 28, 2017 and October 29, 2016 as presented below has been prepared from the books and records maintained by the Parent, the Issuer and the guarantor subsidiaries. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the guarantor subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from affiliates will exist at any time.

The Bon-Ton Stores, Inc.

Condensed Consolidating Balance Sheet

October 28, 2017

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$4,185	$3,082	$—	$7,268
Merchandise inventories	—	551,510	300,152	—	851,662
Prepaid expenses and other current assets	—	95,164	6,931	(180)	101,915
Total current assets	1	650,859	310,165	(180)	960,845
Property, fixtures and equipment at cost, net	—	258,610	270,497	—	529,107
Intangible assets, net	—	15,810	53,213	—	69,023
Investment in and advances to affiliates	(155,964)	441,460	415,489	(700,985)	—
Other long-term assets	—	29,667	950	(2,997)	27,620
Total assets	$(155,963)	$1,396,406	$1,050,314	$(704,162)	$1,586,595

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$—	$248,352	$—	$—	$248,352
Accrued payroll and benefits	—	18,142	3,994	—	22,136
Accrued expenses	—	85,852	63,186	(180)	148,858
Revolving credit facility	—	664,566	—	—	664,566
Current maturities of capital lease and financing obligations	—	2,172	4,980	—	7,152
Total current liabilities	—	1,019,084	72,160	(180)	1,091,064

Long-term debt and capital lease and financing obligations, less current maturities	—	415,679	58,342	—	474,021
Other long-term liabilities	—	124,052	56,418	(2,997)	177,473
Total liabilities	—	1,558,815	186,920	(3,177)	1,742,558

Shareholders’ (deficit) equity	(155,963)	(162,409)	863,394	(700,985)	(155,963)
Total liabilities and shareholders’ (deficit) equity	$(155,963)	$1,396,406	$1,050,314	$(704,162)	$1,586,595

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

Thirteen Weeks Ended October 28, 2017

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$339,283	$206,054	$—	$545,337
Other income	—	10,835	6,310	—	17,145
	—	350,118	212,364	—	562,482

Costs and expenses:
Costs of merchandise sold	—	229,474	135,603	—	365,077
Selling, general and administrative	—	127,621	79,500	(4,503)	202,618
Depreciation and amortization	—	10,988	8,842	—	19,830
Amortization of lease-related interests	—	454	500	—	954
Impairment charges	—	71	—	—	71
Loss from operations	—	(18,490)	(12,081)	4,503	(26,068)

Other income (expense):
Intercompany income	—	370	13,783	(14,153)	—
Equity in (losses) earnings of subsidiaries	(44,983)	603	—	44,380	—
Interest expense, net	—	(27,466)	(1,099)	9,650	(18,915)

(Loss) income before income taxes	(44,983)	(44,983)	603	44,380	(44,983)
Income tax (benefit) provision	(106)	(106)	217	(111)	(106)
Net (loss) income	$(44,877)	$(44,877)	$386	$44,491	$(44,877)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive (Loss) Income

Thirteen Weeks Ended October 28, 2017

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(44,877)	$(44,877)	$386	$44,491	$(44,877)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	765	765	—	(765)	765
Comprehensive (loss) income	$(44,112)	$(44,112)	$386	$43,726	$(44,112)

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Operations

Thirty-Nine Weeks Ended October 28, 2017

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$988,799	$597,103	$—	$1,585,902
Other income	—	32,330	22,732	—	55,062
	—	1,021,129	619,835	—	1,640,964

Costs and expenses:
Costs of merchandise sold	—	663,709	390,124	—	1,053,833
Selling, general and administrative	—	370,543	242,790	(14,439)	598,894
Depreciation and amortization	—	36,300	28,872	—	65,172
Amortization of lease-related interests	—	1,363	1,500	—	2,863
Impairment charges	—	218	—	—	218
Loss from operations	—	(51,004)	(43,451)	14,439	(80,016)

Other income (expense):
Intercompany income	—	1,150	42,893	(44,043)	—
Equity in losses of subsidiaries	(135,537)	(3,836)	—	139,373	—
Interest expense, net	—	(81,288)	(3,278)	29,604	(54,962)
Loss on extinguishment of debt	—	(559)	—	—	(559)

Loss before income taxes	(135,537)	(135,537)	(3,836)	139,373	(135,537)
Income tax (benefit) provision	(136)	(136)	744	(608)	(136)

Net loss	$(135,401)	$(135,401)	$(4,580)	$139,981	$(135,401)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Comprehensive Loss

Thirty-Nine Weeks Ended October 28, 2017

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated

Net loss	$(135,401)	$(135,401)	$(4,580)	$139,981	$(135,401)
Other comprehensive income, net of tax:
Pension and postretirement benefit plans	2,283	2,283	—	(2,283)	2,283
Comprehensive loss	$(133,118)	$(133,118)	$(4,580)	$137,698	$(133,118)

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

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Cash Flows

Thirty-Nine Weeks Ended October 28, 2017

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$64	$(140,178)	$(20,280)	$—	$(160,394)

Cash flows from investing activities:
Capital expenditures	—	(24,795)	(10,877)	—	(35,672)
Proceeds from sale of property, fixtures and equipment	—	6,028	34,299	—	40,327
Net cash (used in) provided by investing activities	—	(18,767)	23,422	—	4,655

Cash flows from financing activities:
Payments on debt and capital lease and financing obligations	—	(384,216)	(3,220)	—	(387,436)
Proceeds from issuance of debt and financing obligations	—	542,463	—	—	542,463
Deferred financing costs paid	—	(13,443)	—	—	(13,443)
Restricted shares forfeited in lieu of payroll taxes	(64)	—	—	—	(64)
Increase in book overdraft balances	—	14,751	—	—	14,751
Net cash (used in) provided by financing activities	(64)	159,555	(3,220)	—	156,271

Net increase (decrease) in cash and cash equivalents	—	610	(78)	—	532

Cash and cash equivalents at beginning of period	1	3,575	3,160	—	6,736

Cash and cash equivalents at end of period	$1	$4,185	$3,082	$—	$7,268

THE BON-TON STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The Bon-Ton Stores, Inc.

Condensed Consolidating Statement of Cash Flows

Thirty-Nine Weeks Ended October 29, 2016

			Guarantor	Consolidating	Company
	Parent	Issuer	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$191	$(103,174)	$22,011	$—	$(80,972)

Cash flows from investing activities:
Capital expenditures	—	(23,800)	(20,133)	—	(43,933)
Proceeds from sale of property, fixtures and equipment	—	8	—	—	8
Net cash used in investing activities	—	(23,792)	(20,133)	—	(43,925)

Cash flows from financing activities:
Payments on debt and capital lease and financing obligations	—	(393,378)	(2,969)	—	(396,347)
Proceeds from issuance of debt and financing obligations	—	519,466	—	—	519,466
Deferred financing costs paid	—	(5,563)	—	—	(5,563)
Restricted shares forfeited in lieu of payroll taxes	(191)	—	—	—	(191)
Increase in book overdraft balances	—	7,628	—	—	7,628
Net cash (used in) provided by financing activities	(191)	128,153	(2,969)	—	124,993

Net increase (decrease) in cash and cash equivalents	—	1,187	(1,091)	—	96

Cash and cash equivalents at beginning of period	1	2,822	4,056	—	6,879

Cash and cash equivalents at end of period	$1	$4,009	$2,965	$—	$6,975

13.     SUBSEQUENT EVENT

On November 16, 2017, the Company announced it was planning to close at least 40 stores by the end of fiscal 2018.  Related liabilities such as severance, contractual obligations and other accruals, along with potential fixed asset impairments, associated with the store closings will be recorded when the final determination is made regarding which stores will be closed.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of the following discussion, references to the “third quarter of 2017” and the “third quarter of 2016” are to the 13 weeks ended October 28, 2017 and October 29, 2016, respectively.  References to “2017” and “2016” are to the 39 weeks ended October 28, 2017 and October 29, 2016, respectively.  References to “fiscal 2018” are to the 52-week period ending February 2, 2019; references to “fiscal 2017” are to the 53-week period ending February 3, 2018; references to “fiscal 2016” are to the 52-week period ended January 28, 2017.  References to the “Company,” “we,” “us,” and “our” refer to The Bon-Ton Stores, Inc. and its subsidiaries.

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

Performance Summary and Fiscal 2017 Guidance

During the third quarter of 2017, we made progress on a number of our strategic initiatives:

•                  Experienced strength in key merchandise categories and brands and drove continued double-digit growth in our omnichannel business (reflecting sales via our website, mobile site and our Let Us Find It customer service program) as compared to the third quarter of 2017;

•                  Continued to effectively execute on a number of profit improvement initiatives, substantially reducing our selling, general and administrative (“SG&A”) expense for the quarter; and

•                  Maintained careful inventory controls, as we reduced inventory by 10% as compared to the third quarter of 2016.

Comparable store sales decreased 6.6% in the third quarter of 2017, largely due to unseasonably warm weather and the continuation of soft mall traffic trends, although we experienced a favorable 3.1% comparable store sales increase for the four weeks ended November 25, 2017, as compared with the same period in fiscal 2016.  We are taking more aggressive actions to fuel improved performance. We are working to enhance our merchandise assortment, drive growth in omnichannel and implement a more focused marketing strategy to improve traffic and customer engagement. We have retained consultants to assist us with our strategy to improve our competitive position and our financial performance, and we continue to evaluate ways we can improve our performance, including through the previously announced plan to close at least 40 stores by the end of fiscal 2018.

On October 24, 2017, we amended our Second Amended and Restated Loan and Security Agreement (the “Second Amended Revolving Credit Facility”) which provides us with immediate flexibility and additional liquidity under the facility.  See “Liquidity and Capital Resources” for further discussion on this amendment.

On November 16, 2017, we revised our fiscal 2017 guidance. We expect loss per share to be in a range of $2.86 to $3.35, inclusive of a $0.05 per share expense from the 53rd week.

Updated assumptions reflected in our full-year guidance include the following:

•                  A comparable store sales decrease ranging from 4.5% to 5.5%, which excludes sales from the 53rd week;

•                  A gross margin rate ranging from a 50- to 65-basis-point decrease from the fiscal 2016 rate of 35.5%;

•                  SG&A expense between $836 million and $840 million, including approximately $10 million for the 53rd week, compared to SG&A expense of $880.6 million in fiscal 2016;

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

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

	THIRTEEN		THIRTY-NINE
	WEEKS ENDED		WEEKS ENDED
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Other income	3.1	2.9	3.5	3.0
	103.1	102.9	103.5	103.0
Costs and expenses:
Costs of merchandise sold	66.9	64.9	66.5	64.9
Selling, general and administrative	37.2	36.2	37.8	37.3
Depreciation and amortization	3.6	3.8	4.1	4.1
Amortization of lease-related interests	0.2	0.2	0.2	0.2
Impairment charges	—	—	—	—
Loss from operations	(4.8)	(2.2)	(5.0)	(3.5)
Interest expense, net	3.5	3.1	3.5	2.8
Loss on extinguishment of debt	—	0.1	—	—
Loss before income taxes	(8.2)	(5.4)	(8.5)	(6.3)
Income tax benefit	—	—	—	—
Net loss	(8.2)%	(5.4)%	(8.5)%	(6.3)%

Third Quarter of 2017 Compared with Third Quarter of 2016

Net sales:  Net sales in the third quarter of 2017 were $545.3 million, compared with $589.9 million in the third quarter of 2016, reflecting a decrease of 7.6%.  Comparable store sales decreased 6.6% in the period due to unseasonably warm weather and the continuation of soft mall traffic trends.

The best performing merchandise categories in the third quarter of 2017 were Fine Jewelry (included in Accessories) and Hard Home (included in Home).  Fine Jewelry benefited from the expansion of merchandise to additional doors and higher omnichannel sales. Hard Home primarily benefited from sales in key items.

Merchandise categories that were challenged in the period included Petites’ Sportswear and Coats (both included in Women’s Apparel). Petites’ Sportswear was adversely impacted by the strategic reduction of product offerings within certain categories and brands. Coats were adversely impacted by unseasonal weather patterns.

Other income:  Other income, which includes income from revenues received under our credit card program agreement, miscellaneous revenue departments and gift and merchandise return card breakage, was $17.1 million in the third quarter of 2017 as compared with $17.3 million in the third quarter of 2016.  The decrease was primarily due to lower revenues associated with our proprietary credit card operations.  Proprietary credit card sales, as a percentage of total sales, increased 90 basis points to 57.9% in the third quarter of 2017.

Costs and expenses: Gross margin in the third quarter of 2017 decreased $26.8 million to $180.3 million as compared with $207.1 million in the comparable prior year period, primarily due to the decreased sales volume in the current period.   Gross margin as a percentage of net sales decreased 204 basis points to 33.1% in the third quarter of 2017 from 35.1% in the comparable prior year period, primarily due to an increase in the markdown rate driven by a shift in merchandise mix.

SG&A expense in the third quarter of 2017 decreased $11.2 million to $202.6 million as compared with $213.8 million in the third quarter of 2016. This reduction was largely due to savings associated with prior year closed stores and reductions in medical insurance, payroll, taxes and store occupancy costs. The current period expense rate, 37.2% of net sales, increased 91 basis points from that of the prior year period as a result of decreased sales volume.

Depreciation and amortization expense and amortization of lease-related interests decreased $2.5 million to $20.8 million in the third quarter of 2017 from $23.3 million in the third quarter of 2016.

Interest expense, net:  Net interest expense was $18.9 million in the third quarter of 2017 as compared with $18.2 million in the third quarter of 2016. The increase primarily reflects an increased weighted average interest rate and higher debt levels.

Income tax benefit:  The effective income tax rate in the third quarter in each of 2017 and 2016 largely reflects our valuation allowance position against all net deferred tax assets.  The $0.1 million income tax benefit in the third quarter of 2017 includes a $0.5 million benefit from the loss on continuing operations which was partially offset by the recognition of deferred tax liabilities associated with indefinite-lived assets.  The $0.2 million income tax benefit in the third quarter of 2016 includes a $0.6 million benefit from the loss on continuing operations which was partially offset by the recognition of deferred tax liabilities associated with indefinite-lived assets.

2017 Compared with 2016

Net sales:  Net sales in 2017 were $1,585.9 million, compared with $1,723.3 million in 2016, reflecting a decrease of 8.0%.  Comparable store sales decreased 7.3% in the period due to continued soft mall traffic trends.

The best performing merchandise categories in 2017 were Fine Jewelry (included in Accessories) and Furniture (included in Home).  Fine Jewelry benefited from strong promotional events, the expansion of merchandise to additional doors and higher omnichannel sales. Sales in Furniture increased through the expansion of merchandise to additional doors and sales increases in mattresses.

Merchandise categories that were challenged in the period included Petites’ Sportswear (included in Women’s Apparel) and Accessories. Petites’ Sportswear was adversely impacted by the strategic reduction of product offerings within certain categories and brands. Accessories were adversely affected by lower sales of handbags, specifically within certain key brands.

Other income:  Other income, which includes income from revenues received under our credit card program agreement, miscellaneous revenue departments and gift and merchandise return card breakage, was $55.1 million in 2017 as compared with $51.0 million in 2016.  The increase primarily reflects income associated with gift card breakage.

Costs and expenses: Gross margin in 2017 decreased $73.2 million to $532.1 million as compared with $605.2 million in 2016.   Gross margin as a percentage of net sales decreased 157 basis points to 33.6% in 2017 from 35.1% in 2016, due primarily to an increase in the markdown rate.

SG&A expense in 2017 decreased $43.0 million to $598.9 million as compared with $641.9 million in 2016. This reduction was largely driven by expense control measures, specifically in store expenses, reductions in consulting fees, medical insurance, payroll, taxes and rent, as well as gains associated with various real estate transactions.  The current period expense rate, 37.8% of net sales, increased 52 basis points from that of the prior year as a result of decreased sales volume in the current period.

Depreciation and amortization expense and amortization of lease-related interests decreased $5.5 million to $68.0 million in 2017 from $73.5 million in 2016.

Interest expense, net:  Net interest expense was $55.0 million in 2017 as compared with $48.4 million in 2016.  The increase primarily reflects an increased weighted average interest rate and higher debt levels.

Loss on extinguishment of debt:  In 2017 and 2016, we recorded charges totaling $0.6 million and $0.7 million, respectively, due to the write-off of certain deferred financing fees in connection with amendments to the Second Amended Revolving Credit Facility.

Income tax benefit: The effective income tax rate in each of 2017 and 2016 largely reflects our valuation allowance position against all net deferred tax assets.  The $0.1 million income tax benefit in 2017 includes a $1.6 million benefit from the loss on continuing operations which was partially offset by the recognition of deferred tax liabilities associated with indefinite-lived assets.  The $0.4 million income tax benefit in 2016 includes a $1.8 million benefit from the loss on continuing operations which was partially offset by the recognition of deferred tax liabilities associated with indefinite-lived assets.

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

Liquidity and Capital Resources

At October 28, 2017, we had $7.3 million in cash and cash equivalents and $161.5 million available under our Second Amended Revolving Credit Facility (before taking into account the minimum borrowing availability covenant under such facility, which was $87.5 million at October 28, 2017).  Excess availability was $302.7 million as of the comparable prior year period.  The reduced excess availability primarily reflects the early payment of senior notes due July 2017 and higher borrowings to fund seasonal operations.

On October 24, 2017, The Bon-Ton Department Stores, Inc. and certain subsidiaries as borrowers and certain other subsidiaries as guarantors entered into a Sixth Amendment (the “Sixth Amendment”) to the Second Amended Revolving Credit Facility with Bank of America, N.A., as Agent, and certain financial institutions as lenders. Among other matters, the Sixth Amendment amends required excess availability from 20% to 15% of the lesser of (a) the aggregate commitments and (b) the aggregate borrowing base through December 2, 2017. After December 2, 2017, the required excess availability will be the greater of (a) 20% of the lesser of (i) the aggregate commitments and (ii) the aggregate borrowing base and (b) $132.5 million. Through December 2, 2017, the excess availability will be determined on the basis of the Tranche A Borrowing Base, and not the lower of the Tranche A Commitments and the Tranche A Borrowing Base.

On April 28, 2017, The Bon-Ton Department Stores, Inc. and certain subsidiaries as borrowers and certain other subsidiaries as guarantors entered into a Fifth Amendment (the “Fifth Amendment”) to the Second Amended Revolving Credit Facility with Bank of America, N.A., as Agent, and certain financial institutions as lenders. The Fifth Amendment extends the maturity date of the $730 million Tranche A of the Second Amended Revolving Credit Facility.  Tranche A is now due to mature on April 28, 2022 provided that Tranche A-1 of the Second Amended Revolving Credit Facility is repaid prior to March 15, 2021 or the maturity of Tranche A-1 is extended to at least April 28, 2022.  If Tranche A-1 is not so repaid or so extended, or is extended to a date earlier than April 28, 2022, Tranche A will mature on the same date as Tranche A-1.  In any event, Tranche A remains subject to a “springing” maturity date that is sixty days prior to the earliest of the maturity date of (1) any senior note debt (which is currently comprised of our 8.00% Second Lien Senior Secured Notes due June 15, 2021) and (2) if incurred, certain permitted debt secured by junior liens. For more information regarding the Second Amended Revolving Credit Facility, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in our Annual Report on Form 10-K filed with the SEC on April 12, 2017.

Typically, cash flows from operations are impacted by the effect on sales of (1) consumer confidence, (2) weather in the geographic markets served by the Company, (3) general economic conditions and (4) competitive conditions existing in the retail industry.  A downturn in any single factor or a combination of factors could have a material adverse impact upon our ability to generate sufficient cash flows to operate our business.  In addition, our business and liquidity are dependent to a significant degree on our vendors and their factors. The loss of a key vendor, or material changes in support by them or factors, can have a material impact on our business.  Given the Company’s recent operating performance and the conditions in the retail industry environment in general, vendors may seek further assurances or take actions to protect against non-payment of amounts due them. Changes in this area could have a material adverse impact on our liquidity. As a consequence, borrowings under the Second Amended Revolving Credit Facility could reach maximum levels, or could result in required minimum excess availability thresholds not being met as defined above.  To date, we have successfully managed our vendor relationships to maintain inventory purchases on acceptable payment terms.  Based on our current expectations regarding the foregoing factors and our financial performance, we consider our resources (including, but not limited to, cash flows from operations supplemented by borrowings under the Second Amended Revolving Credit Facility) adequate to satisfy our cash needs for at least the next 12 months.

Our primary sources of working capital are cash flows from operations and borrowings under our Second Amended Revolving Credit Facility, which provides for up to $880.0 million in borrowings (limited by amounts available pursuant to a borrowing base calculation).  Our business follows a seasonal pattern; working capital fluctuates with seasonal variations, reaching its highest level in October or November to fund the purchase of merchandise inventories prior to the holiday season.  The seasonality of our business historically provides greatest cash flow from operations during the holiday season, with fiscal fourth quarter net sales generating the strongest profits of our fiscal year.  As holiday sales significantly reduce inventory levels, this reduction, combined with net income, historically provides us with strong cash flow from operations at the end of our fiscal year.  Management believes that our current balances of cash, projected cash flow from the holiday period and amounts available under our Second Amended Revolving Credit Facility will be adequate to fund short-term and longer term liquidity needs. However, our ability to fund operations and remain in compliance with the financial covenants under our borrowing arrangements is dependent on a number of factors, including our future operating performance and the factors mentioned above, some of which are beyond our control.

We have begun evaluating potential alternatives for the restructuring of our balance sheet and other strategic alternatives, and have engaged AlixPartners LLP and PJT Partners Inc. as advisors. There can be no assurance that any restructuring or other strategic transaction will occur on terms acceptable to us or at all.

Cash (used in) provided by our operating, investing and financing activities is summarized as follows:

	THIRTY-NINE
	WEEKS ENDED
	October 28,	October 29,
(Dollars in millions)	2017	2016

Operating activities	$(160.4)	$(81.0)
Investing activities	4.7	(43.9)
Financing activities	156.3	125.0

Net cash used in operating activities was $160.4 million and $81.0 million in 2017 and 2016, respectively.  The decrease in cash flow primarily reflects a higher net loss of $27.3 million and a $37.2 million unfavorable change in cash flow from working capital. The decrease in cash flow from working capital was largely due to unfavorable fluctuations of $113.6 million and $21.6 million in cash flows from accounts payable and prepaid expenses, respectively, partially offset by a favorable variance of $107.0 million in cash flows from inventories.

Net cash provided by investing activities was $4.7 million in 2017 compared with net cash used in investing activities of $43.9 million in 2016. In 2017, the inflow of cash includes $39.4 million of proceeds associated with various real estate transactions. Capital expenditures totaled $35.7 million and $43.9 million in 2017 and 2016, respectively, reflecting a planned decrease in capital expenditures. These expenditures do not reflect reductions for external contributions (primarily leasehold improvement and fixture allowances received from landlords or vendors) of $6.8 million and $20.9 million in 2017 and 2016, respectively.  We anticipate that our fiscal 2017 capital expenditures will not exceed $44.1 million (excluding external contributions of $14.1 million, reducing anticipated net capital investments to $30.0 million).

Net cash used in financing activities was $156.3 million and $125.0 million in 2017 and 2016, respectively. The increase in cash used in financing activities is primarily a result of increased net borrowings to support current year operations.

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

Forward-Looking Statements

Certain information included in this report and in other communications made by the Company, including the Company’s fiscal 2017 guidance, contain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which may be identified by words such as “may,” “could,” “will,” “plan,” “expect,” “anticipate,” “believe,” “estimate,” “project,” “intend,” or other similar expressions, involve important risks and uncertainties that could significantly cause future results to differ from those expressed in any forward-looking statements.  Factors that could cause such differences include, but are not limited to: risks related to retail businesses generally; deterioration of general economic conditions; potential increases in pension obligations; consumer spending patterns, debt levels, and the availability and cost of consumer credit; additional competition from existing and new competitors or changes in the competitive environment; changes in energy and transportation costs; weather conditions that could negatively impact sales; the ability to attract and retain qualified management; the dependence upon relationships with vendors and their factors; a data security breach or system failure; the ability to reduce or control SG&A expenses; operational disruptions; unsuccessful marketing initiatives; the ability to improve efficiency through the Company’s eCommerce fulfillment center; changes in, or the failure to successfully implement, our key strategies, including the store rationalization program and initiatives to improve our merchandising, marketing and operations; adverse outcomes in litigation; the ability to obtain financing for working capital, capital expenditures and general corporate purposes; the impact of regulatory requirements; the ability of the Company to change its capital structure; and the financial condition of mall operators.  Any sales results reported herein do not necessarily predict the Company’s performance for the full 2017 holiday season or for the fiscal fourth quarter as a whole.  Additional factors that could cause the Company’s actual results to differ from those contained in these forward-looking statements are discussed in greater detail under Item 1A of the Company’s Annual Report on Form 10-K for fiscal 2016 filed with the Securities and Exchange Commission.  We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Financial Instruments

On April 28, 2017, we closed on an extension of our $730 million Tranche A of our Second Amended Revolving Credit Facility in advance of the December 2018 maturity date.  On October 24, 2017, we amended our Second Amended Revolving Credit Facility.  See “Liquidity and Capital Resources” for further discussion on these amendments.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting that occurred during the thirteen weeks ended October 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:                    OTHER INFORMATION

ITEM 6.                        EXHIBITS

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

3.1	Amended and Restated Bylaws of the Company as of August 21, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 25, 2017)
10.1

Sixth Amendment to the Second Amended and Restated Loan and Security Agreement as of October 24, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 27, 2017)

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

THE BON-TON STORES, INC.

DATE:	December 12, 2017	BY:	/s/ William X. Tracy
William X. Tracy
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	December 12, 2017	BY:	/s/ Nancy A. Walsh
Nancy A. Walsh
Executive Vice President— Chief Financial Officer
(Principal Financial Officer)

DATE:	December 12, 2017	BY:	/s/ Michael W. Webb
Michael W. Webb
Senior Vice President— Chief Accounting Officer
(Principal Accounting Officer)